Form 10-K
period 1999-01-31
SERENA SOFTWARE INC
filed 1999-04-22
CIK 1073967

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 31, 1999

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NO. 000-25285

                            ------------------------

                             SERENA SOFTWARE, INC.

             (Exact name of registrant as specified in its charter)

               DELAWARE                    94-2669809
   (State or other jurisdiction of      (I.R.S. Employer
    incorporation or organization)       Identification
                                              No.)

  500 AIRPORT BOULEVARD, 2ND FLOOR,        94010-1904
        BURLINGAME, CALIFORNIA             (Zip Code)
   (Address of principal executive
               offices)

       Registrant's telephone number, including area code:  650-696-1800

                            ------------------------

       SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT:  NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT:

                         COMMON STOCK, $0.001 PAR VALUE
                                (Title of Class)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                             Yes _X_         No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the closing sale price of the Common Stock on March 31, 1999, as reported on the Nasdaq National Market, was approximately $133,255,514. Shares of Common Stock held by each executive officer and director and by each person who may be deemed to be an affiliate of the Registrant have been excluded from this computation. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 31, 1999, the Registrant had 25,301,126 shares of Common Stock, $0.001 par value, issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    The Registrant has incorporated by reference into Part III of this Form 10-K portions of its Proxy Statement for the 1999 Annual Meeting of Stockholders, which is currently scheduled to be held on June 30, 1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             SERENA SOFTWARE, INC.

                           ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

                                                                                                                PAGE
                                                                                                                -----
PART I.....................................................................................................           3
  Item 1. Business.........................................................................................           3
  Item 2. Properties.......................................................................................          12
  Item 3. Legal Proceedings................................................................................          12
  Item 4. Submission of Matters to a Vote of Security Holders..............................................          12

PART II....................................................................................................          16
  Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters........................          16
  Item 6. Selected Consolidated Financial Data.............................................................          17
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations............          19
  Item 7A. Quantitative and Qualitative Disclosure about Market Risk.......................................          37
  Item 8. Financial Statements and Supplementary Data......................................................          37
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.............          37

PART III...................................................................................................          38
  Item 10. Directors and Executive Officers of the Registrant..............................................          38
  Item 11. Executive Compensation..........................................................................          38
  Item 12. Security Ownership of Certain Beneficial Owners and Management..................................          38
  Item 13. Certain Relationships and Related Transactions..................................................          38

PART IV....................................................................................................          39
  Item 14. Exhibits, Financial Statement Schedules, and Reports On Form 8-K................................          39

SIGNATURES.................................................................................................          41

                                     PART I

ITEM 1. BUSINESS

    THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. CERTAIN STATEMENTS UNDER THE CAPTIONS "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND "BUSINESS," AND ELSEWHERE IN THIS REPORT ARE "FORWARD-LOOKING STATEMENTS." THESE FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, STATEMENTS ABOUT OUR PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS AND OTHER STATEMENTS CONTAINED IN THIS REPORT THAT ARE NOT HISTORICAL FACTS. WHEN USED IN THIS REPORT, THE WORDS "EXPECTS," "ANTICIPATES," "INTENDS," "PLANS," "BELIEVES," "SEEKS," "ESTIMATES" AND SIMILAR EXPRESSIONS ARE GENERALLY INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. BECAUSE THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, THERE ARE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS, INCLUDING OUR PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS AND OTHER FACTORS DISCUSSED UNDER "FACTORS THAY MAY AFFECT FUTURE RESULTS" UNDER "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND ELSEWHERE IN, OR INCORPORATED BY REFERENCE INTO, THIS REPORT. WE ASSUME NO OBLIGATION TO UPDATE THE FORWARD LOOKING INFORMATION CONTAINED IN THIS REPORT.

OVERVIEW

    SERENA is a leading provider of software change management, or SCM, products and services used to manage and control software change for organizations whose business operations are dependent on managing information technology, or IT. In our 18 year history, we have developed highly effective solutions for managing software change that enable our customers to improve their return on IT investments by increasing programmer productivity and reducing application development and IT infrastructure maintenance costs. A key challenge for IT managers is managing software change throughout the business organization, including new version releases, "bug fixes," upgrades and application introductions. Our products help IT managers manage software changes to applications by automating the software application life cycle. IT managers use our products to track software changes during the software application design and development process, manage separate programming teams that are concurrently developing and enhancing applications, and oversee the deployment of software applications. As of January 31, 1999, our products have been installed in over 2,000 data centers worldwide and our customers include 36 of the Fortune 50 companies such as Chase Manhattan, Citigroup, General Electric, IBM, MetLife, Merrill Lynch and Prudential.

    The Company was incorporated in California in 1980 and reincorporated in Delaware in 1998. Unless the context otherwise requires, references in this report to "SERENA" and the "Company" refer to SERENA Software, Inc., a Delaware corporation, and its predecessor, SERENA Software International, Inc., a California corporation. The Company's executive offices are located at 500 Airport Boulevard, Burlingame, California 94010 and its telephone number is
(650) 696-1800.

INDUSTRY BACKGROUND

    The evolution of enterprise computing from centralized, mainframe-based computing to distributed, client/server computing has added substantial complexity in recent years to the management of IT infrastructures. Today's IT environment is characterized by distributed information systems, applications and networks, comprising a wide range of hardware platforms, operating systems, databases, development tools, networking protocols and packaged and internally developed software. This distributed computing environment has fueled a proliferation of applications disseminated throughout the enterprise as departments and individual users have been empowered to independently sponsor applications. These often disparate applications must be continually maintained and often reprogrammed to be compatible with emerging technologies. The advent of the Internet, intranets and extranets has added further complexity by stimulating the development of new applications, extending the reach of applications throughout and beyond the enterprise while introducing additional networking requirements.

    In connection with the developments associated with the distributed computing environment, the mainframe has continued to be a critical component of IT infrastructures. Many IT organizations maintain applications that are vital to their business on the mainframe because of its unmatched performance, reliability and security.

    Successful management of IT infrastructures requires the ability to manage rapid and unpredictable technological change within increasingly complex and heterogeneous computing environments. Business issues such as competitive pressures, short time-to-market windows, regulatory changes and Year 2000 and European Monetary Union, or EMU conversions introduce additional requirements for change within IT infrastructures.

    A key challenge for IT organizations is managing software change throughout the enterprise, including new version releases, bug fixes, upgrades and application introductions. Any software change, if not managed effectively, has the potential to cause system outages or corrupt data which could result in disruption throughout the enterprise and lost business. For example, a single, undetected error in a software update could have catastrophic results in such critical systems as airline flight planning and securities trading. Change in software applications can occur at all phases of the software application life cycle, from design and analysis to development, through testing and production and into post-deployment support and maintenance.

    Historically, organizations have attempted to address their SCM requirements internally either with paper based, manually implemented policies and procedures or by developing their own software solutions. These internal solutions generally require substantial IT resources, have lengthy implementation cycles, frequently fail and are not cost effective. To overcome the costs and risks associated with internally developed software change management solutions, many organizations are now seeking commercially developed SCM solutions that enable them to cost effectively manage and control change throughout the software application life cycle and across the enterprise. We believe sophisticated SCM solutions are required as organizations face increasingly complex and distributed IT infrastructures, limited IT resources, remote IT project teams and tight budget constraints.

    SERENA provides a full suite of software change management products and services for managing and controlling change throughout the software application life cycle. Our product suite automates the management of the software application life cycle and creates an IT environment that facilitates concurrent development efforts by separate programming teams, improves process consistency, enhances software integrity and protects valuable software assets. Key components of our solution are broad functionality within our FULL.CYCLE MAINFRAME product suite, a high level of adaptability and ease of use and implementation of our FULL.CYCLE MAINFRAME product suite, the use of our comprehensive SER(POWER) consulting services which complement our product offerings, and improved return on IT investment. Key components of our strategy include maintaining our technology leadership, extending SCM solutions across the enterprise, leveraging our customer base, continuing to expand professional services offerings, expanding global sales, and pursuing strategic relationships and acquisitions.

PRODUCTS

    SERENA develops, markets and supports a full suite of mainframe SCM products for managing and controlling change throughout the software application life cycle. SERENA's current product offerings support the industry standard IBM mainframe platforms, including MVS, and are marketed under the brand name FULL.CYCLE MAINFRAME. This product suite automates the software application life cycle and creates an IT environment that facilitates concurrent development efforts by separate programming teams, improves process consistency, enhances software integrity and protects valuable software assets.

Our products significantly improve programmer productivity, reduce software application development costs and improve customers' return on IT investments.

    In addition, we are developing an SCM product suite for the desktop environment that will support Microsoft Windows 95/98/NT desktop platforms. These products will be marketed under the brand name FULL.CYCLE Desktop. The first of these products, DETECT+RESOLVE, was released in December 1998. Together the FULL.CYCLE Mainframe and FULL.CYCLE Desktop products will be marketed under the brand name FULL.CYCLE Enterprise.

    Customers typically purchase our FULL.CYCLE MAINFRAME products under MIPS-based, perpetual licenses. A description of MIPS-based licenses is included in the "Overview" section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

    The following products comprise the FULL.CYCLE MAINFRAME product suite:

    ---------------------------------------------------------------------------
                                    YEAR PRODUCT
    ---------------------------------------------------------------------------
                                 FIRST         LAST
PRODUCT NAME                  INTRODUCED     RELEASED         BRIEF DESCRIPTION
    ---------------------------------------------------------------------------
CHANGE MAN                          1988          1997   Provides automated
                                                         infrastructure to control
                                                         and manage software change
COMPAREX                            1981          1998   Performs data comparison
                                                         for application testing and
                                                         software quality
CDF                                 1994          1997   Merges versions of programs
                                                         to enable concurrent
                                                         development
STARTOOL                            1989          1998   Facilitates complex file
                                                         and data management tasks
STARWARP                            1997          1998   Addresses data aging
                                                         problems by converting data
                                                         to new formats
SYNCTRAC                            1993          1998   Detects, tracks and
                                                         synchronizes changes in MVS
                                                         data sets
---------------------------------------------------------------------------

    CHANGE MAN, our flagship product, is a comprehensive SCM solution that provides an automated infrastructure to help customers manage and control change throughout the software application life cycle. CHANGE MAN manages change by coupling application development and production control and provides developers and their managers with the assurance of technological control and integrity throughout the development process enabling them to focus on software quality and production reliability. CHANGE MAN automates the entire software application life cycle, by providing impact analysis, version control, promotion of fixed code into production, online management of approvals and authorizations, management of concurrent development efforts by separate programming teams, code freezing to prevent further development while testing, and auditing and automating the backout of changes.

    CHANGE MAN is a flexible, compatible SCM solution that supports multiple operating systems and database platforms and integrates easily with customers' existing IT environments by using standard IBM programming languages and working with existing customer security systems, libraries and inventory lists.

    COMPAREX is a comparison SCM product used for efficient application testing and software quality assurance. COMPAREX performs fast, accurate, single-step comparisons of the contents of libraries, directories, files or databases by performing line-by-line byte-level comparisons. COMPAREX performs several functions, including supporting a variety of data types, providing sophisticated comparison algorithms for both data and text, minimizing the scope of comparisons by utilizing keywords to compare specific portions of a file, providing direct interfaces to most major databases, and producing detailed reports on the comparison differences.

    CONCURRENT DEVELOPMENT FACILITY, OR CDF, facilitates the management of multiple versions of software by providing a comprehensive comparison tool that can merge up to eight versions of source code into a single version, and produces a report that compares the different versions and clearly identifies differences and conflicts. CDF can reduce application development costs by enabling separate programming teams to work concurrently on the same parts of an application. By merging different versions of a program's source code to provide a consolidation of each team's changes, CDF greatly reduces implementation time and improves the quality of new releases. CDF can be closely integrated with CHANGE MAN to provide enhanced concurrent development capabilities.

    STARTOOL is used for complex file and data management tasks and has extensive editing tools. STARTOOL provides a comprehensive workbench of utilities that may be used for application and system testing or conversion and recovery support. STARTOOL enables users to perform many data management tasks, including locating and replacing data and data sets, automatically tracking changes to applications or systems, recreating lost source code, and diagnosing and mapping recovery strategies for file-related problems.

    STARWARP addresses data aging by providing a method for converting or "warping" data stored in a particular format, including dates, currency and other business fields into new formats. For example, STARWARP enables over 400 date fields to be converted into new formats to resolve Year 2000 issues. STARWARP minimizes the need to write batch programs for each file-aging situation and enables programmers to create test data by automating the process of specifying default values for data fields.

    SYNCTRAC detects, tracks and synchronizes change in multiple environments to improve system integrity and recoverability. SYNCTRAC provides centralized control to software change implementation and distribution after applications are initially deployed. SYNCTRAC speeds development and problem resolution by detecting, reporting and recovering from changes across local and remote environments. SYNCTRAC provides configuration security for the production environment by using fingerprinting technology to audit and track changes enabling system programmers to repair unauthorized changes and to facilitate the replication of authorized changes to remote environments.

PRODUCTS UNDER DEVELOPMENT

    We are leveraging the proprietary technology and expertise incorporated in our mainframe SCM product suite to develop an integrated SCM product suite for the desktop. Our FULL.CYCLE DESKTOP product suite will support the Windows 95/98/NT desktop platforms and is designed to be integrated with leading third party software distribution, desktop management and help desk software products. With our FULL.CYCLE MAINFRAME and FULL.CYCLE DESKTOP product suites, we will be able to provide customers with a complete SCM solution across an IT enterprise. DETECT+RESOLVE, the first of our FULL.CYCLE DESKTOP products, remotely detects software configuration problems on the desktop and resolves the problems automatically over the network with functionality similar to SYNCTRAC. The FULL.CYCLE DESKTOP product suite will also include a comprehensive desktop SCM product with functionality similar to CHANGE MAN; a comparison product used for efficient application testing and software quality assurance with functionality similar to COMPAREX; and a product that can reconcile multiple versions of applications which capability is needed in collaborative development efforts with functionality similar to CDF. We released DETECT+RESOLVE in December 1998 and plan to introduce initial versions of other FULL.CYCLE Desktop products by the end of calendar 1999. We may be unable, for technological or other reasons, to develop and introduce these products in a timely manner. Any failure by us to successfully develop, market, sell and support the FULL.CYCLE DESKTOP product suite would have a material adverse effect on our business, operating results and financial condition. See "Factors That May Affect Future Results--Our Introduction of SERENA SCM Products for the Desktop May Not Be Successful" and "--We May Experience Delays in Developing Our Products Which Could Adversely Affect Our Business."

TECHNOLOGY

    SERNET provides a common platform for the continued enhancement of our existing products and the rapid development of future products. SERNET serves as a repository for our key technologies and provides our product suites with a common and stable infrastructure, a set of common services for product suite integration, an interface that promotes third party integration, a communication module for cross platform interconnectivity, and a common set of modules including licensing management, file access and security.

    Although SERNET has existed for some time as an embedded technology in many of the FULL.CYCLE MAINFRAME products, we are currently developing three stand alone products that will be marketed under the brand name SERNET ENTERPRISE. SERNET CONNECT, SERNET MAINFRAME and SERNET DESKTOP will use the SERNET technology to facilitate interaction among our FULL.CYCLE MAINFRAME and FULL.CYCLE DESKTOP product suites. The SERNET ENTERPRISE products will be designed to integrate with customer and third party technology where interconnectivity is required. We currently expect an initial version of each SERNET Enterprise product to be released in the first half of calendar 1999.

    In addition to SERNET, we have developed a number of other SCM technologies which are embedded in our products, including:

    - A comparison engine detecting differences and tracking changes as small as individual bit values. This technology enables customers to compare extremely large volumes of data rapidly from a diverse set of sources including databases, indexed files and flat file structures. The primary product that uses this technology is COMPAREX.

    - A merge engine processing changes made to the same source code program by different development teams that enables parallel development teams to apply changes to an application concurrently, while determining whether the changes are compatible. The primary product that uses this technology is CDF.

    - A fingerprinting technology enabling application or system changes to be detected with a high level of granularity by reducing each data file in a system to a unique eight-byte token or "fingerprint" which changes if any bit is altered. Fingerprinting allows programmers and systems managers to quickly determine which changes have led to operational errors, thereby facilitating timely problem detection and resolution. Substantially all of SERENA's products use this technology.

    - An object factory technology consolidating desktop components into single objects and collecting them in class libraries, allowing for code re-use and enabling customers to develop inventories containing proven, tested and reliable codes, thereby facilitating the rapid development and deployment of products to the desktop. The object factory technology has an open interface structure of class libraries that can be incorporated with original equipment manufacturer tool kits. SERENA uses this technology to develop new SCM products or to upgrade existing products.

PROFESSIONAL SERVICES AND CUSTOMER SUPPORT

    Our services group provides technical consulting, education, customer support and product maintenance to help customers maximize the utilization of SERENA's FULL.CYCLE MAINFRAME products. We offer our consulting and education services under the SER(POWER) brand name.

    CONSULTING. SERENA provides a comprehensive range of consulting services to our customers. Our consultants review customers' existing IT systems and applications and make recommendations for changing those systems and applications and customizing SERENA's SCM products so that customers can fully realize the benefits of the FULL.CYCLE MAINFRAME products. In addition to helping customers customize, install and deploy our software products, our consulting services may also include process reengineering and developing interfaces with customers' databases, third party proprietary software repositories or programming languages.

    We also offer customers more specialized consulting services. These specialized consulting services expand SERENA's SER(POWER) services to include our BEST PRACTICES CONSULTING SERVICES, which provide customers with expertise and assistance in defining and developing a best practice change and configuration management architecture and in identifying corresponding products, methods and procedures. In addition, our YEAR 2000 SERVICES and EUROPEAN MONETARY UNION SERVICES assist customers in achieving Year 2000 and EMU conversion readiness. Our consultants work with customers' IT organizations to identify and prioritize the critical success factors that are required for effective Year 2000 and EMU conversion solutions, to manage corresponding system and application changes and to automate the necessary testing processes. SERENA's consulting services are typically billed on a time and materials basis.

    EDUCATION. We offer hands-on training courses for the implementation and administration of our products. Product training is provided on a periodic basis at our headquarters in Burlingame, California, at our offices in London and also at customer sites throughout the United States and Europe. We also offer custom course development and CD-ROM based multimedia education for certain of our products. We bill our education services on a per class basis.

    CUSTOMER SUPPORT AND PRODUCT MAINTENANCE. We have a staff of customer service personnel who provide technical support to customers. We offer technical support services 24 hours a day, seven days a week via our Internet site, toll free telephone lines, electronic mail, bulletin board service and facsimile lines. Customers are notified about the availability of regular maintenance and enhancement releases via Internet-based electronic mail. Initial product license fees include one year of product software maintenance and support. Thereafter, customers are entitled to receive software updates, maintenance releases and technical support for an annual maintenance fee equivalent to approximately 17% of the current list price of the licensed product.

RESEARCH AND DEVELOPMENT

    SERENA believes that the ability to introduce new and enhanced products to customers will be a key factor for future success. As part of our efforts to generate ideas for enhancing our existing products and for developing new ones, we maintain an ongoing dialogue with our customers who are continually facing new SCM challenges in their evolving IT environments. SERENA has devoted and expects to continue to devote significant resources to developing new and enhanced products, including the FULL.CYCLE DESKTOP and SERNET ENTERPRISE product suites.

    Most of our technical personnel have been employed by SERENA for a substantial length of time and their significant knowledge base contributes to SERENA's ability to understand and address customers' SCM requirements. We believe that attracting and retaining talented software developers who understand the customers' problems is an important component of product development activities. We encourage our developers to assume responsibility for the design and delivery of our products through our product authorship incentive program that rewards our developers with commissions based on the market success of the applications they design, write, market and support. Competition for developers is intense and any failure by us to continue to attract and retain qualified personnel could have a material adverse effect on our business, operating results and financial condition. See "Factors That May Affect Future Results--We May Not Be Able to Recruit and Retain the Personnel We Need to Succeed."

    SERENA's research and development expenses were $4.3 million, $5.5 million and $4.5 million in fiscal 1997, 1998 and 1999, representing 25%, 17% and 9% of total revenues, respectively. The reduction in research and development expenses in fiscal 1999 is attributable principally to the restructuring of compensation arrangements with SERENA's founder and Chief Technology Officer. We expect the research and development expenses will increase as we hire additional research and development personnel to develop its FULL.CYCLE DESKTOP and SERNET ENTERPRISE products. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

    We believe that our ability to develop and introduce enhancements to our products and new products on a timely basis is a key success factor. We expect that we will have to respond quickly to rapid technological change, changing customer needs, frequent new product introductions and evolving industry standards that may render existing products and services obsolete. SERENA has in the past devoted and expects in the future to continue to devote a significant amount of resources to developing new and enhanced products. We currently have a number of product development initiatives underway. There can be no assurance that any enhanced products, new products or product suites will be embraced by existing or new customers. The failure of these products to achieve market acceptance would have a material adverse effect on our business, operating results and financial condition. See "Factors That May Affect Future Results--Our Industry Changes Rapidly Due to Evolving Technology Standards And Our Future Success Will Depend on Our Ability to Continue to Meet the Sophisticated Needs of Our Customers."

SALES AND MARKETING

    In North America, the United Kingdom and Germany, we market our software primarily through our direct sales organization. SERENA's North American sales organization includes personnel in the metropolitan areas of Boston, Chicago, Los Angeles, New York, Sacramento, San Francisco, Dallas, Atlanta and Toronto.

    Our direct sales force works closely with customers to understand and address their SCM needs. In particular, we plan to broaden our telesales efforts to reduce sales cycles and provide a rapid response to customer product requests.

    In addition to our direct sales and telesales efforts, we have established relationships with distributors and resellers located in North America, Spain, Italy, Belgium, Hong Kong, Israel, Australia and South Africa. In addition to marketing and selling our software, these distributors and resellers provide technical support as well as educational and consulting services.

    We market our products through seminars, industry conferences, trade shows, advertising, direct mailing efforts and our Internet site. In addition, we have developed programs that promote an active exchange of information between us and our existing customers. These programs include customer meetings with our senior management at our Executive Briefing Center and focus group meetings with customers to evaluate product positioning. We plan to continue to expand our marketing organization to broaden our market presence.

COMPETITION

    The market for our products is highly competitive and diverse. The technology for SCM products may change rapidly. New products are frequently introduced and existing products are continually enhanced. Competitors vary in size and in the scope and breadth of the products and services that they offer. Many of our current and potential competitors have greater financial, technical, marketing and other resources than we have. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements. They may also be able to devote greater resources to the development, promotion and sale of their products than we can. We may not be able to compete successfully against current and future competitors.

    EXISTING COMPETITION. We face competition from a number of sources, including:

    - Customers' internal IT departments

    - Providers of SCM products that compete directly with SERENA's CHANGE MAN and COMPAREX products such as Computer Associates, PLATINUM technology, IBM and smaller private companies

    - Providers of SCM application development programmer productivity and system management products such as Compuware, Microsoft, IBM and smaller private companies

    FUTURE COMPETITION. Barriers to entry in the software market are relatively low. As a result, we may face competition in the future from established companies which have not previously entered the mainframe SCM market or from emerging software companies. These companies may not only develop their own mainframe SCM solutions, but they may also acquire or establish cooperative relationships with our current competitors, including cooperative relationships between large, established companies and smaller private companies. Because larger companies have significant financial and organizational resources available, they may be able to quickly penetrate the mainframe SCM market through acquisitions or strategic relationships and may be able to leverage the technology and expertise of smaller companies and develop successful SCM products for the mainframe. We expect that the software industry in general, and providers of SCM solutions in particular, will continue to consolidate. It is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

    BUNDLING OR COMPATIBILITY RISKS. Our ability to sell our products also depends, in part, on the compatibility of our products with other third-party products, particularly those provided by IBM. Developers of these third-party products may change their products so that they will no longer be compatible with our products. These third-party developers may also decide to bundle their products with other SCM products for promotional purposes. This could materially adversely affect our business and future operating results as we may be priced out of the market or no longer able to offer commercially viable products.

    COMPETITION IN THE DESKTOP SCM MARKET. We anticipate that we will also face significant competition as we develop, market and sell our FULL.CYCLE DESKTOP products. We do not have experience in developing, selling, marketing or supporting desktop products since all of our products to date have been designed to support the mainframe. Penetrating the existing desktop SCM market will be difficult. Competitors in the desktop market include PLATINUM technology, Merant, Microsoft, Novadigm, Novell, Rational Software and smaller private companies.

INTELLECTUAL PROPERTY

    Our success will be heavily dependent upon proprietary technology. We rely primarily on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary rights. Such laws, procedures and contracts provide only limited protection. We submitted four patent applications for our technology in 1998 and each of these applications is still pending. These patents may never be issued. Even if these patents are issued, they may not provide sufficiently broad protection or they may not prove enforceable in actions against alleged infringors. Despite the precautions that we take, it may be possible for unauthorized third parties to copy aspects of our current or future products or to obtain and use information that we regard as proprietary. In particular, we may provide our licensees with access to our data model and other proprietary information underlying our licensed applications. Such means of protecting our proprietary rights may not be adequate. Additionally, our competitors may independently develop similar or superior technology. Policing unauthorized use of software is difficult and some foreign laws do not protect SERENA's proprietary rights to the same extent as United States laws. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Litigation could result in substantial costs and diversion of SERENA's resources and could materially adversely affect our business, operating results, and financial condition.

    Third parties may claim that our current or future products infringe their proprietary rights. In September 1998, Compuware filed a lawsuit against SERENA alleging copyright infringement, trade secret misappropriation and various tort claims related to the sale of our STARTOOL and STARWARP products. See "Legal Proceedings" and "Factors That May Affect Future Results--Third Parties in the Future Could Assert That Our Products Infringe Their Intellectual Property Rights, Which Could Adversely Affect Our Business; There Could Be Potential Adverse Affects of the Pending Compuware Claim." We may receive additional claims in the future and any such claims could affect our relationships with existing customers and may prevent future customers from licensing its products. Because we are dependent upon a limited number of products, any such claims, including the Compuware claim, with or without merit, could be time consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. Royalty or license agreements may not be available on acceptable terms or at all. We expect that software product developers will increasingly be subject to infringement claims as the number of products and competitors in the software industry segment grows and the functionality of products in different industry segments overlaps. As a result of these factors, infringement claims could materially adversely affect our business, operating results and financial condition.

    We license our STARTOOL and STARWARP products on an exclusive, worldwide basis from A. Bruce Leland, one of our employees. Mr. Leland holds all proprietary rights with respect to the STARTOOL and STARWARP technology, including any derivative works or enhancements of the existing STARTOOL and STARWARP products. Sales of STARTOOL accounted for 12% and 11% of SERENA's software licensing revenue for fiscal 1998 and 1999, respectively. Licenses of STARWARP accounted for 5% of SERENA's software licensing revenue for fiscal 1999 and did not account for any software license revenues in fiscal 1998. Our licenses to copy, market and distribute STARTOOL and STARWARP are exclusive, worldwide and nontransferable. We pay sublicense fees of approximately 36% on net revenue recognized from license and maintenance agreements related to STARTOOL and STARWARP. SERENA's licenses for these products are terminable by Mr. Leland upon 30 days notice in the event certain conditions occur, including if we fail to pay sublicense fees on a timely basis or otherwise materially breach the license agreement. SERENA owns the trademarks for both STARTOOL and STARWARP.

    We share ownership rights in our SYNCTRAC technology for mainframe platforms with High Power Software, a developer of data protection software for the mainframe. Sales of the SYNCTRAC product accounted for 3% and 4% of SERENA's software license revenue in fiscal 1998 and 1999, respectively. High Power Software receives 50% of all software license revenue and maintenance revenue derived from licenses of the SYNCTRAC product for mainframe platforms. Although we have primary responsibility for marketing, licensing and supporting SYNCTRAC, High Power Software has the ability to jointly direct marketing, sales and support efforts regarding the product. We own the SYNCTRAC technology for deployment on non-mainframe platforms and do not share this ownership with High Power Software or any other third party.

    If our licenses for our STARTOOL and STARWARP technologies terminated or our relationship with High Power Software worsened with regard to the joint direction of marketing, sales and support efforts for SYNCTRAC, this could materially adversely affect our business and operating results. See "Risk Factors-- Certain of Our Products Are Licensed From Third Parties or Are Jointly-Owned with Third Parties; Our Failure To Maintain These Arrangements with Third Parties Could Adversely Affect Our Business."

EMPLOYEES

    As of January 31, 1999, SERENA had 198 full-time employees, 32 of whom were engaged in research and development, 70 in sales and marketing, 62 in consulting, education and customer and document support, and 34 in finance, administration and operations. Our future performance depends in significant part upon the continued service of our key technical, sales and senior management personnel. The loss of the services of one or more of our key employees could materially adversely affect our business, operating results and financial condition. Our future success also depends on our continuing ability to attract, train and retain highly qualified technical, sales and managerial personnel. Competition for such personnel is intense, and we may not be able to retain our key personnel in the future. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

ITEM 2. PROPERTIES

    Our principal administrative, sales, marketing, consulting, education, customer support and research and development facilities are located at our headquarters in Burlingame, California. SERENA currently occupies an aggregate of approximately 26,000 square feet of office space in the Burlingame facility under the terms of various leases, the first of which terminates, unless renewed, in December 2001. Management believes its current facilities will be adequate to meet SERENA's needs for at least the next twelve months. We believe that suitable additional facilities will be available in the future as needed on commercially reasonable terms.

    SERENA also leases office space for sales and marketing in Sacramento, California; Atlanta, Georgia; Dallas, Texas; Parker, Colorado; and Englewood, Colorado, and has subsidiaries in Canada, the United Kingdom and Germany.

ITEM 3. LEGAL PROCEEDINGS

    In September 1998, Compuware filed suit against SERENA in the United States District Court for the Eastern District of Michigan seeking unspecified compensatory damages, costs and attorneys fees, and injunctive relief based on allegations of copyright infringement, trade secret misappropriation and various tort claims related to the sale of our STARTOOL and STARWARP products. Compuware served the complaint on SERENA in November 1998. Due to the nature of litigation generally and because the lawsuit brought by Compuware is at an early stage, management cannot ascertain the availability of injunctive relief or other equitable remedies or estimate the total expenses, possible damages or settlement value, if any, that may ultimately be incurred in connection with Compuware's suit. However, management believes, based on the advice of counsel, that SERENA has meritorious defenses to the allegations contained in Compuware's complaint. We believe that this matter will not have a material adverse effect on our results of operations or financial condition. This litigation could be time consuming and costly, and there can be no assurance that SERENA will necessarily prevail given the inherent uncertainties in litigation. In the event that we do not prevail in litigation, we could be prevented from selling our STARTOOL and STARWARP products or be required to enter into royalty or licensing agreements or pay monetary damages. Such royalty or licensing agreements, if required, may not be available on terms acceptable to SERENA or at all. In the event of a successful claim against us, our business, operating results or financial condition could be materially adversely affected.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

    The following table sets forth certain information with respect to the executive officers and directors of the Company as of January 31, 1999.

NAME                                                       AGE                            POSITION
-----------------------------------------------------      ---      -----------------------------------------------------

Douglas D. Troxel....................................          54   Chairman of the Board and Chief Technology Officer

Richard A. Doerr.....................................          56   President, Chief Executive Officer and Director

Marianne M. Elkholy..................................          48   Vice President, Worldwide Marketing

Kevin C. Parker......................................          42   Vice President, Research and Development

Robert I. Pender, Jr.................................          41   Vice President, Finance and Administration, Chief
                                                                    Financial Officer and Secretary

Sydney S. Phelan.....................................          48   Vice President, North American Consulting Services

Roger A. Richardson..................................          38   Vice President, International Operations

Anthony G. Stayner...................................          43   Vice President, Services

Vita A. Strimaitis...................................          38   Vice President, General Counsel and Assistant
                                                                    Secretary

Mark E. Woodward.....................................          40   Vice President, Sales

Alan H. Hunt(a)(b)...................................          56   Director

Jerry T. Ungerman(a)(b)..............................          54   Director

------------------------

(a) Member of Audit Committee

(b) Member of Compensation Committee

    DOUGLAS D. TROXEL is the founder of SERENA and has served as the Chairman of SERENA's board of directors since April 1980 and SERENA's Chief Technology Officer since April 1997. From June 1980 to April 1997, Mr. Troxel served as the President and Chief Executive Officer of SERENA. Mr. Troxel holds a B.S. in mathematics from Iowa State University.

    RICHARD A. DOERR has served as SERENA's President, Chief Executive Officer and as a member of SERENA's Board of Directors since April 1997. From April 1995 until October 1996, Mr. Doerr was Vice President of Sales, Service and Distribution for Wall Data Incorporated, a software connectivity company. From October 1991 until October 1994, Mr. Doerr was Vice President, Worldwide Operations for Oracle Corporation, a developer of relational database management software. From August 1986 until October 1991, Mr. Doerr was Vice President, Western Area and U.S. Healthcare Industry for Digital Equipment Corporation, a developer of networking solutions for computer environments. Mr. Doerr holds a B.S. from California Polytechnic State University.

    MARIANNE M. ELKHOLY has served as SERENA's Vice President, Worldwide Marketing since October 1997. From April 1997 until August 1997, Ms. Elkholy was Vice President, Marketing for Virtual Integration Technology, Inc., a developer of data warehousing and information delivery solutions. From March 1994 until February 1997, Ms. Elkholy was Executive Director of Marketing for Informix Corporation, a developer of relational database management software. From March 1990 until March 1994,

Ms. Elkholy was a Director of Marketing for Oracle Corporation, a developer of relational database management software. Ms. Elkholy holds a B.S. and a M.S. in mathematics from Marywood College.

    KEVIN C. PARKER has served as SERENA's Vice President, Research and Development since November 1998. From October 1997 until November 1998, Mr. Parker served as SERENA's Director of Technology Development. From November 1995 until April 1997, Mr. Parker was Director of Product Development for Command Technology Corporation, a developer of mainframe-style programmer's tools. From November 1989 until November 1995, Mr. Parker was Managing Director of IT Independent Training Limited, a developer of software training products.

    ROBERT I. PENDER, JR. has served as SERENA's Vice President, Finance and Administration, Chief Financial Officer and Secretary since December 1997. From December 1996 until August 1997, Mr. Pender was Vice President, Finance of Mosaix, Inc., a customer interaction software company. From April 1993 until December 1996, Mr. Pender served in a variety of positions, most recently as Chief Financial Officer, with ViewStar Corporation, a client/server workflow software company that was acquired by Mosaix, Inc. in December 1996. Mr. Pender holds a B.A. in accounting from Baylor University and a M.S. in financial planning and tax from Golden Gate University.

    SYDNEY S. PHELAN has served as SERENA's Vice President, North American Consulting Services since September 1998. From August 1992 until September 1998, Ms. Phelan was a Vice President with Optima Software, Inc., a distributor of change management software that was acquired by SERENA in September 1998. Ms. Phelan holds a B.A. in English and psychology from the University of Connecticut.

    ROGER A. RICHARDSON has served as SERENA's Vice President, International Operations since May 1998. From January 1998 to May 1998, Mr. Richardson served as SERENA's Vice President, European Operations. From February 1997 until October 1997, Mr. Richardson was Director of European Operations for True Software Inc., a developer of SCM products. From February 1996 until January 1997, Mr. Richardson was a director with Sequalogic Plc, a contract agency. From April 1993 until January 1996, Mr. Richardson held various business management positions, most recently as Vice President, Northern Europe, at Legent, Inc., a developer of SCM products.

    ANTHONY G. STAYNER has served as SERENA's Vice President, Services since September 1998. From June 1998 until September 1998, Mr. Stayner served as SERENA's Vice President, Professional Services. From February 1996 until January 1998, Mr. Stayner was Director of Product Marketing, Services Business Unit for Network Associates, Inc., a network security and performance management company. From November 1994 until February 1996, Mr. Stayner was the Principal for Stayner & Associates, a marketing and management consulting services firm. From March 1992 until November 1994, Mr. Stayner was the Vice President of Marketing for Common Ground Software, a developer of software for the distribution of electronic documents across multiple platforms. Mr. Stayner holds a B.A. in economics and mathematics from the University of California, Davis, a J.D. from the University of California, Berkeley and a M.B.A. from Stanford University.

    VITA A. STRIMAITIS has served as SERENA's Vice President, General Counsel and Assistant Secretary since July 1997. Ms. Strimaitis also served as SERENA's Director of Licensing from September 1996 until July 1997. From April 1995 until February 1996, Ms. Strimaitis was Vice President and General Counsel for Financial Benefit Group, an annuity insurance company. From August 1994 until April 1995, Ms. Strimaitis was a Senior Corporate Attorney for Uniforce Staffing Services, a professional services resources company. From June 1986 until January 1993, Ms. Strimaitis was Assistant General Counsel and Corporate Secretary for Pioneer Financial Services, Inc., an insurance holding company. Ms. Strimaitis holds a B.A. in political science and psychology from Loyola University and a J.D. from Northern Illinois University College of Law.

    MARK E. WOODWARD has served as SERENA's Vice President, Sales since November 1998. From August 1997 until November 1998, Mr. Woodward was Senior Vice President, Sales for Live Picture, Inc., a developer of Internet imaging technology. From August 1995 until August 1997, Mr. Woodward was Vice President, Sales for McAfee Associates, a network management firm. From March 1989 until August 1995, Mr. Woodward was Vice President, Sales for Legent, Inc., a developer of SCM products.

    ALAN H. HUNT has served as a member of SERENA's board of directors since February 1998. From October 1995 to January 1998, Mr. Hunt was the President and Chief Executive Officer and a member of the board of directors of Peregrine Systems, Inc., a provider of infrastructure management software solutions. From July 1994 until November 1995, Mr. Hunt was President and Chief Executive Officer and a member of the board of directors of XVT Software Inc., a development tools software company. From March 1991 until May 1994, Mr. Hunt was Senior Vice President of Sales and Marketing (North America) for BMC Software, Inc., a vendor of software system utilities for IBM mainframe computing environments. Mr. Hunt holds a B.S. in business administration and industrial management from San Jose State College.

    JERRY T. UNGERMAN has served as a member of SERENA's board of directors since December 1998. Since October 1998, Mr. Ungerman has served as an Executive Vice President of Check Point Software Technologies Ltd., a developer of computer network security access software. From July 1971 to October 1998, Mr. Ungerman was the Executive Vice President of Operations of Hitachi Data Systems Corp., a provider of computer networking and data storage solutions for computing environments. Mr. Ungerman holds a B.S.B. in Business from the University of Minnesota.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock has been traded on the Nasdaq National Market under the trading symbol "SRNA" since the Company's initial public offering in February 1999. Prior to February 1999, there was no established public trading market for the Company's Stock.

    As of March 31, 1999, the Company had issued and outstanding 25,301,126 shares of its Common Stock held by 32 stockholders of record.

    The market price of the Company's Common Stock could be subject to significant fluctuations in the future based on a number of factors, including any shortfall in the Company's revenues or net income from revenues or net income expected by securities analysts; announcements of new products by the Company or its competitors; quarterly fluctuations in the Company's financial results or the results of other software companies, including those of direct competitors of the Company; changes in analysts' estimates of the Company's financial performance, the financial performance of competitors, or the financial performance of software companies in general; general conditions in the software industry; changes in prices for the Company's products or competitors' products; changes in revenue growth rates for the Company or its competitors; and conditions in the financial markets. In addition, the stock market may from time to time experience extreme price and volume fluctuations, which particularly affect the market price for the securities of many technology companies and which have often been unrelated to the operating performance of the specific companies. There can be no assurance that the market price of the Company's Common Stock will not experience significant fluctuations in the future.

DIVIDEND POLICY

    The Company has never declared or paid cash dividends on its capital stock. The Company currently expects to retain future earnings, if any, for use in the operation and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

    Between February 1, 1998 and January 31, 1999, the Company issued and sold 56,250 shares of unregistered Common Stock under its Amended and Restated 1997 Stock Option Plan to a director at a purchase price of $1.44 per share, and pursuant to the same plan, issued 196,876 shares of unregistered Common Stock upon the exercise of outstanding options to two employees at an average exercise price of $5.98 per share. The sale of the above securities was deemed to be exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on rule 701 promulgated under Section 3(b) of the Securities Act, as transactions not involving a public offering or transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701. Each recipient had adequate access, through his or her relationship with the Company, to information about the Company. In addition, pursuant to an Agreement and Plan of Reorganization dated as of September 25, 1998, whereby SERENA acquired Optima Software, Inc., SERENA issued an aggregate of 3,187,500 shares of Common Stock to the selling stockholders of Optima Software, Inc. The sale of the securities in this transaction was deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) thereof, as transactions not involving a public offering.

USE OF PROCEEDS

    In February 1999, SERENA completed the sale of 6 million shares of its Common Stock, including 2 million shares on behalf of selling stockholders, at a per share price of $13.00 in a firm commitment underwritten public offering. The offering was underwritten by Hambrecht & Quist LLC, SG Cowen Securities Corporation and Soundview Technology Group Inc. In March, 1999, an over-allotment option granted by SERENA to the underwriters for the purchase of up to 900,000 additional shares of SERENA Common Stock was exercised in full by the underwriters.

    SERENA received aggregate gross proceeds of $63.7 million in connection with its initial public offering. Of such amount, approximately $4.4 million was paid to the underwriters in connection with underwriting discounts, and approximately $1.2 million was paid by SERENA in connection with offering expenses, including legal, accounting, printing, filing and other fees. There were no direct or indirect payments to directors or officers of the Company or any other person or entity. None of the offering proceeds have been used for the construction of plant, buildings or facilities or other purchase or installation of machinery or equipment or for purchases of real estate or the acquisition of other businesses. The Company is currently investing the net offering proceeds for future use as additional working capital. Such remaining net proceeds may be used for potential strategic investments or acquisitions that complement SERENA's products, services, technologies or distribution channels.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

    The selected historical data presented below are derived from the consolidated financial statements of SERENA Software, Inc. and its subsidiaries. The financial statements as of and for each of the years in the three-year period ended January 31, 1999 have been audited by KPMG LLP, independent auditors. The pro forma statement of income data give effect to SERENA's acquisition of Optima as if the acquisition had occurred at the beginning of the earliest period presented, February 1, 1997. The selected consolidated financial data set forth below is qualified in its entirety by, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Consolidated Financial Statements of SERENA and Optima and notes thereto included elsewhere in this report.

                                                                  FISCAL YEAR ENDED JANUARY 31,
                                         -------------------------------------------------------------------------------
                                                                                   1998                    1999
                                                                          ----------------------  ----------------------
                                           1995       1996       1997      ACTUAL     PRO FORMA    ACTUAL     PRO FORMA
                                         ---------  ---------  ---------  ---------  -----------  ---------  -----------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Consolidated Statement of Income Data:
  Revenue:
    Software licenses..................  $   3,627  $   4,606  $   8,229  $  17,839   $  22,962   $  27,199   $  29,186
    Maintenance........................      4,141      5,679      8,730     12,258      12,691      16,960      18,063
    Professional services..............        370        459        495      2,050       5,662       4,157       6,820
                                         ---------  ---------  ---------  ---------  -----------  ---------  -----------
      Total revenue....................      8,138     10,744     17,454     32,147      41,315      48,316      54,069
                                         ---------  ---------  ---------  ---------  -----------  ---------  -----------
  Cost of revenue:
    Software licenses..................        479        552      1,298      1,087       1,024       2,207       2,475
    Maintenance........................      2,190      2,434      3,503      4,009       4,009       4,524       4,524
    Professional services..............        282        344        406      1,717       4,156       3,532       5,389
                                         ---------  ---------  ---------  ---------  -----------  ---------  -----------
      Total cost of revenue............      2,951      3,330      5,207      6,813       9,189      10,263      12,388
                                         ---------  ---------  ---------  ---------  -----------  ---------  -----------
      Gross profit.....................      5,187      7,414     12,247     25,334      32,126      38,053      41,681
                                         ---------  ---------  ---------  ---------  -----------  ---------  -----------
  Operating expenses:
    Sales and marketing................      1,866      2,505      4,605      7,947      11,394      13,862      15,186
    Research and development...........      1,837      2,998      4,321      5,518       5,518       4,465       4,465
    General and administrative.........      1,312      1,727      2,296      3,296       5,577       3,932       4,449
    Stock-based compensation...........         --         --         --        880         880       2,499       2,499
    Amortization of intangible
      assets...........................         --         --         --         --       1,911         739       1,612
                                         ---------  ---------  ---------  ---------  -----------  ---------  -----------
      Total operating expenses.........      5,015      7,230     11,222     17,641      25,280      25,497      28,211
                                         ---------  ---------  ---------  ---------  -----------  ---------  -----------
  Operating income.....................        172        184      1,025      7,693       6,846      12,556      13,470
  Interest and other income, net.......         93        160        115        321         210         929         939
                                         ---------  ---------  ---------  ---------  -----------  ---------  -----------
    Income before income taxes.........        265        344      1,140      8,014       7,056      13,485      14,409
  Income taxes.........................         10         66        278      3,253       3,602       6,155       6,786
                                         ---------  ---------  ---------  ---------  -----------  ---------  -----------
    Net income.........................  $     255  $     278  $     862  $   4,761   $   3,454   $   7,330   $   7,623
                                         ---------  ---------  ---------  ---------  -----------  ---------  -----------
                                         ---------  ---------  ---------  ---------  -----------  ---------  -----------
  Net income per share:
    Basic..............................  $    0.02  $    0.02  $    0.05  $    0.31   $    0.19   $    0.43   $    0.45
                                         ---------  ---------  ---------  ---------  -----------  ---------  -----------
                                         ---------  ---------  ---------  ---------  -----------  ---------  -----------
    Diluted............................  $    0.02  $    0.02  $    0.05  $    0.31   $    0.19   $    0.41   $    0.42
                                         ---------  ---------  ---------  ---------  -----------  ---------  -----------
                                         ---------  ---------  ---------  ---------  -----------  ---------  -----------
  Shares used to compute net income per
    share:
    Basic..............................     15,750     15,750     15,750     15,248      18,436      16,931      16,943
                                         ---------  ---------  ---------  ---------  -----------  ---------  -----------
                                         ---------  ---------  ---------  ---------  -----------  ---------  -----------
    Diluted............................     15,750     15,750     15,750     15,272      18,460      18,021      18,141
                                         ---------  ---------  ---------  ---------  -----------  ---------  -----------
                                         ---------  ---------  ---------  ---------  -----------  ---------  -----------

                                                                                    AS OF JANUARY 31,
                                                                  -----------------------------------------------------
                                                                    1995       1996       1997       1998       1999
                                                                  ---------  ---------  ---------  ---------  ---------
CONSOLIDATED BALANCE SHEET DATA:
  Cash and cash equivalents.....................................  $   1,953  $   2,840  $   4,031  $   9,024  $  21,469
  Working capital...............................................        434        429        618      6,942     16,505
  Total assets..................................................      4,327      6,717      9,233     20,567     59,678
  Total liabilities and deferred revenue........................      3,400      5,508      7,187     13,582     21,573
  Total stockholder's equity....................................        927      1,209      2,046      6,985     38,105

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE FOLLOWING MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS OF SERENA AND THE NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT. OUR DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS BASED UPON CURRENT EXPECTATIONS THAT INVOLVE RISKS AND UNCERTAINTIES, SUCH AS OUR PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS. SERENA'S ACTUAL RESULTS AND THE TIMING OF CERTAIN EVENTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING THOSE SET FORTH UNDER "FACTORS THAT MAY AFFECT FUTURE RESULTS" UNDER "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS", "BUSINESS", AND ELSEWHERE IN, OR INCORPORATED BY REFERENCE INTO, THIS REPORT.

OVERVIEW

    SERENA is a leading provider of products and services for managing and controlling software change throughout the software application life cycle. SERENA was founded in 1980 and we introduced our first SCM product, COMPAREX, in 1981. Since then, SERENA has developed a full suite of FULL.CYCLE MAINFRAME products, including our flagship product CHANGE MAN, which was introduced in 1988. IT managers use our products to track software changes during the software application design and development process, manage separate programming teams that are concurrently developing and enhancing applications, and oversee the deployment of the software applications.

    Prior to fiscal 1998, SERENA focused primarily on product development while relying on third party distributors for the majority of our sales, marketing and professional services activities. In fiscal 1998, SERENA hired a President and Chief Executive Officer who initiated a strategic expansion of our sales, marketing and professional service capabilities. This strategic expansion includes hiring additional direct sales personnel, initiating a telesales effort, recruiting additional third party distributors and increasing our professional services staff. We also broadened our professional management team to implement and manage the strategic expansion initiatives. New management hires since the beginning of fiscal 1998 include our Vice Presidents for Worldwide Marketing, Research and Development, Finance and Administration, International Operations, Services, Sales and North American Consulting Services. Moreover, both of our non-employee directors were appointed to the board of directors during fiscal 1999. See "Factors That May Affect Future Results--Our New Executive Team May Not Be Able to Successfully Work Together to Meet Our Business Objectives, Which Would Adversely Affect Our Business."

    In September 1998, we acquired Optima, the primary distributor of our flagship CHANGE MAN product for over ten years. In certain markets, Optima had been the exclusive distributor of CHANGE MAN. This acquisition significantly expanded our professional services and sales and marketing capabilities and enabled us to market CHANGE MAN as part of the FULL.CYCLE MAINFRAME product suite. As a result of the acquisition, we are able to market CHANGE MAN and our other FULL.CYCLE MAINFRAME products through our distribution channels as well as the historical distribution channels of Optima. We have taken over the sales and marketing and professional service organizations of Optima and continue to be responsible for the maintenance costs related to CHANGE MAN from Optima's licensing transactions. The Optima acquisition was accounted for under the purchase method of accounting and the results of operations of Optima are included in SERENA's historical results after the acquisition date.

    SERENA has grown rapidly in recent years as total revenue has increased from $6.4 million in fiscal 1994 to $48.3 million in fiscal 1999. The growth in total revenue has been primarily attributable to increased demand for our FULL.CYCLE MAINFRAME products as a result of greater awareness of and need for third party SCM solutions. We derive our revenue from software licenses, maintenance and professional services.

    Currently, all of our software license revenue is derived from our FULL.CYCLE MAINFRAME products. Customers typically purchase the FULL.CYCLE MAINFRAME products under Million Instructions Per Second, or MIPS-based, perpetual licenses. Mainframe software products and applications are usually priced based on hardware computing capacity. MIPS is a capacity measurement used by hardware manufacturers to rate computer size to determine the amount of capacity for running applications and supporting users. The higher a hardware's MIPS capacity, the more expensive a software license will be. Software products are also typically priced based on a perpetual license agreement, which entitles a customer to use the product on an ongoing basis. Initial license transactions generally include one year of software maintenance and support. Revenue from license agreements, excluding maintenance revenue included with the license, is recognized upon receipt and acceptance of a signed contract and delivery of the software, provided the related fee is fixed and determinable, collectibility of the revenue is probable and the arrangement does not involve significant customization of the software. Software license revenue is particularly dependent on new licenses of our CHANGE MAN and COMPAREX products. In fiscal 1997, 1998 and 1999, sales of CHANGE MAN and COMPAREX together accounted for approximately 72%, 82% and 77% of SERENA's software license revenue, respectively. Any factors adversely affecting the pricing of, demand for or market acceptance of our FULL.CYCLE MAINFRAME products, such as competition or technological change, could materially adversely affect our business, operating results and financial condition. See "Factors That May Affect Future Results--We Have Relied and Expect to Continue to Rely on Sales of Our FULL.CYCLE MAINFRAME Products for Our Revenue" and "Our Business is Dependent on the Continued Market for IBM and IBM-Compatible Mainframes."

    We also provide ongoing maintenance, which includes technical support, version upgrades and enhancements, for an annual fee of approximately 17% of the current list price of the licensed product. We recognize maintenance revenue over the term of the contracts, typically one year, on a straight-line basis.

    Professional services revenue is derived from our SER(POWER) consulting and educational services, including implementation and integration of licensed software, specialized consulting services such as "best practices" design, development and deployment of SCM solutions, and education courses for SERENA's products. Our professional services are typically billed on a time and materials basis and revenue is recognized as the related services are performed.

    Historically, SERENA's revenue has primarily been attributable to sales in North America. In fiscal 1997, 1998 and 1999, revenue attributable to sales in North America accounted for approximately 85%, 85% and 83% of SERENA's total revenue, respectively. Our plan is to expand our international operations significantly, particularly in Europe, as we believe international markets represent a significant growth opportunity. Consequently, we anticipate that international revenue will increase as a percentage of total revenue in the future. Our expansion of our international operations will be subject to a variety of risks that could materially adversely affect our business, operating results and financial condition. See "Factors That May Affect Future Results--We Intend to Significantly Expand Our International Operations And May Encounter a Number of Problems Doing So; There Are Also a Number of Factors Associated with International Operations that Could Potentially Adversely Affect Our Business." In North America, SERENA's revenue is generally denominated in United States dollars while international sales are generally denominated in local currencies, principally the British pound. As SERENA's international sales and operations expand, we anticipate that our exposure to foreign currency fluctuations will increase. See "Factors That May Affect Future Results--Fluctuations in the Value of Foreign Currencies Could Result in Currency Transaction Losses for SERENA."

    Maintenance revenue and professional services revenue have lower operating margins than software license revenue. In addition, we license the technology for our STARTOOL and STARWARP products and jointly own the technology for our SYNCTRAC product and consequently we have sublicense fee obligations on the revenue we recognizes in connection with license and maintenance transactions involving these products. As a result, our license revenue for our STARTOOL, STARWARP and SYNCTRAC products has a lower operating margin than license revenue from other products. We expect operating expenses to increase substantially in the future as we continue to develop new and enhanced versions of our products, including our FULL.CYCLE DESKTOP product suite, increase our sales and marketing activities, expand our distribution channels, increase our professional services capabilities and pursue strategic relationships and acquisitions.

Any failure by SERENA to significantly increase revenue as we implement these initiatives would materially adversely affect our business, operating results and financial condition. See "Factors That May Affect Future Results--We Expect that Our Operating Expenses Will Increase Substantially in the Future and These Increased Expenses May Hurt Our Future Operating Results and Financial Condition."

HISTORICAL RESULTS OF OPERATIONS

    The following table sets forth the historical results of operations for SERENA expressed as a percentage of total revenue and are not necessarily indicative of the results for any future period. Historical results include the results of Optima from September 25, 1998, the acquisition date.

                                                                              PERCENTAGE OF REVENUE
                                                                          FISCAL YEAR ENDED JANUARY 31,
                                                                         -------------------------------
                                                                           1997       1998       1999
                                                                         ---------  ---------  ---------
Revenue:
  Software licenses....................................................       47.2%      55.5%      56.3%
  Maintenance..........................................................       50.0%      38.1%      35.1%
  Professional services................................................        2.8%       6.4%       8.6%
                                                                         ---------  ---------  ---------
      Total revenue....................................................      100.0%     100.0%     100.0%
                                                                         ---------  ---------  ---------
Cost of revenue:
  Software licenses....................................................        7.4%       3.4%       4.6%
  Maintenance..........................................................       20.1%      12.5%       9.3%
  Professional services................................................        2.3%       5.3%       7.3%
                                                                         ---------  ---------  ---------
      Total cost of revenue............................................       29.8%      21.2%      21.2%
                                                                         ---------  ---------  ---------
      Gross Profit.....................................................       70.2%      78.8%      78.8%
                                                                         ---------  ---------  ---------
Operating expenses:
  Sales and marketing..................................................       26.4%      24.7%      28.7%
  Research and development.............................................       24.8%      17.2%       9.3%
  General and administrative...........................................       13.1%      10.3%       8.1%
  Stock-based compensation.............................................         --        2.7%       5.2%
  Amortization of intangible assets....................................         --         --        1.5%
                                                                         ---------  ---------  ---------
      Total operating expenses.........................................       64.3%      54.9%      52.8%
                                                                         ---------  ---------  ---------
Operating income.......................................................        5.9%      23.9%      26.0%
Interest and other income, net.........................................        0.6%       1.0%       1.9%
                                                                         ---------  ---------  ---------
  Income before income taxes...........................................        6.5%      24.9%      27.9%
Income taxes...........................................................        1.6%      10.1%      12.7%
                                                                         ---------  ---------  ---------
  Net income...........................................................        4.9%      14.8%      15.2%
                                                                         ---------  ---------  ---------
                                                                         ---------  ---------  ---------

COMPARISON OF FISCAL YEARS ENDED JANUARY 31, 1997, 1998 AND 1999

REVENUE

    SERENA's total revenue was $17.5 million, $32.1 million and $48.3 million in fiscal 1997, 1998 and 1999, respectively, representing an 84% increase from 1997 to 1998 and 50% from 1998 to 1999.

    SOFTWARE LICENSES. Software license revenue was $8.2 million, $17.8 million and $27.2 million in fiscal 1997, 1998 and 1999, representing 47%, 56% and 56% of total revenue, respectively. The increases are generally attributed to increased demand for new licenses of FULL.CYCLE MAINFRAME products as a result of greater customer awareness of and need for third party SCM solutions and, to a lesser extent, an increase in sales force productivity and personnel, and software license price increases. In particular, sales of our COMPAREX and CHANGE MAN products grew significantly. Combined, they accounted for $6.0 million, $14.6 million and $20.8 million in fiscal 1997, 1998 and 1999, representing 72%, 82% and 77% of total software licenses revenue, respectively.

    MAINTENANCE. Maintenance revenue was $8.7 million, $12.3 million and $17.0 million in fiscal 1997, 1998 and 1999, representing 50%, 38% and 35% of total revenue, respectively. The dollar increases reflect both growth in software license revenue, as new licenses generally include one year of maintenance, renewals of maintenance agreements by existing customers and, to a lesser extent, maintenance price increases. Maintenance revenue decreased as a percentage of total revenues due to the growth in software license revenue which is generally recognized upon contract signing and delivery of the software whereas maintenance revenue is deferred and amortized over the contractual term of the arrangement, usually one year.

    PROFESSIONAL SERVICES. Professional services revenue was $0.5 million, $2.1 million and $4.2 million in fiscal 1997, 1998 and 1999, representing 3%, 6% and 9% of total revenue, respectively. The dollar increases are attributable to greater consulting opportunities resulting from our larger installed customer base and our expanded consulting service capabilities. The acquisition of Optima on September 25, 1998 contributed $1.6 million in additional professional services revenue in fiscal 1999, or 76% of the total $2.1 million increase in professional service revenue in fiscal 1999 over 1998.

COST OF REVENUE

    Cost of revenue, which consists of cost of software licenses, cost of maintenance and cost of professional services, was $5.2 million, $6.8 million and $10.3 million in fiscal 1997, 1998 and 1999, representing 30%, 21% and 21% of total revenue, respectively. The dollar increases are due primarily to increased expenses associated with professional services revenue and maintenance revenue, including personnel additions to support professional services and maintenance revenue growth, and software sublicense fees. The decrease in cost of revenue as a percentage of total revenue in fiscal 1998 from the prior year is due in part to the $1.3 million in fees paid by SERENA in fiscal 1997 to complete the termination of a third party distributor agreement for our COMPAREX product.

    SOFTWARE LICENSES. Cost of software licenses prior to fiscal 1998 consisted principally of royalty fees paid in connection with our COMPAREX product, and beginning in fiscal 1998 consists principally of sublicense fees associated with our STARTOOL, STARWARP and SYNCTRAC products. Cost of software licenses was $1.3 million, $1.1 million and $2.2 million in fiscal 1997, 1998 and 1999, representing 16%, 6% and 8% of total software licenses revenue, respectively. The dollar decrease in fiscal 1998 over 1997 is predominately due to fees paid in fiscal 1997 totaling $0.6 million in connection with the termination of a third party distributor agreement for our COMPAREX product. The increase in cost of software licenses as a percentage of total software licenses revenue in fiscal 1999 over 1998 is attributable to increases in royalty bearing software licenses as a percentage of total license revenue.

    MAINTENANCE. Cost of maintenance consists primarily of salaries, bonuses and other costs associated with our customer support organizations, and to a lessor extent, sublicense fees associated with our STARTOOL, STARWARP AND SYNCTRAC products. Cost of maintenance was $3.5 million, $4.0 million and $4.5 million in fiscal 1997, 1998 and 1999, representing 40%, 33% and 27% of total maintenance revenue. The dollar increases are predominately due to increased expenses associated with our customer support organization including personnel additions needed to support the maintenance revenue growth and more recently, increases in sublicense fees. Sublicense fees are paid to owners of third party products for providing maintenance enhancements and code fixes. As a percentage of total maintenance revenue, cost of maintenance decreased as the rate of increase in costs associated with supporting our customer support organizations was less than the rate of increase in maintenance revenue.

    PROFESSIONAL SERVICES. Cost of professional services consists of salaries, bonuses and other costs associated with supporting our professional services organization. Cost of professional services was $0.4 million, $1.7 million and $3.5 million in fiscal 1997, 1998 and 1999, representing 82%, 84% and 85% of total professional services revenue, respectively. The dollar increases year over year are predominately due to increased expenses associated with our professional services organization including personnel additions and other infrastructure costs needed to support the professional services revenue growth. As a percentage of total professional services revenue, cost of professional services has increased each year as we focus on expanding our consulting business organization.

OPERATING EXPENSES

    SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, commissions and bonuses, payroll taxes, profit sharing expenses and employee benefits as well as travel, entertainment and marketing expenses. Sales and marketing expenses were $4.6 million, $7.9 million and $13.9 million in fiscal 1997, 1998 and 1999, representing 26%, 25% and 29% of total revenue, respectively. The dollar increases in each fiscal year and the percentage of total revenue increases in fiscal 1999 over 1998 are due primarily to our expansion of our direct sales and marketing organization which began in fiscal 1998, and to a lessor extent, the development of our international sales and telesales efforts. We expect sales and marketing expenses to increase as we continue to hire additional sales and marketing personnel as we continue to transition away from relying primarily on third parties to sell and market our products.

    RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of salaries, bonuses, payroll taxes, profit sharing expenses and employee benefits and costs attributable to research and development activities. Research and development expenses were $4.3 million, $5.5 million and $4.5 million in fiscal 1997, 1998 and 1999, representing 25%, 17% and 9% of total revenue, respectively. The dollar increase in fiscal 1998 over 1997 is due primarily to increased payroll costs, including profit sharing expenses and increased bonus compensation to SERENA's founder and Chief Technology Officer and, to a lesser extent, costs associated with the evaluation of third party software products. The dollar decrease in fiscal 1999 from 1998 is attributable principally to the restructuring of compensation arrangements with SERENA's founder and Chief Technology Officer. Research and development expenses have decreased as a percentage of total revenue as SERENA's revenue has continued to increase at a faster rate than research and development expenses have increased. We expect research and development expenses to increase as we continue to hire additional research and development personnel to develop our FULL.CYCLE DESKTOP product suite and our SERNET ENTERPRISE products.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries, bonuses, payroll taxes, profit sharing expenses and benefits and certain non-allocable administrative costs, including legal and accounting fees and bad debts. General and administrative expenses were $2.3 million, $3.3 million and $3.9 million in fiscal 1997, 1998 and 1999, representing 13%, 10% and 8% of total revenue, respectively. The dollar increases in each fiscal year are primarily due to salary, bonus, commission, payroll tax, profit sharing and employee benefit costs associated with the expansion of our administrative infrastructure in order to support our increased sales, marketing, professional services and maintenance activities. The decrease in general and administrative expenses as a percentage of total revenue is principally attributable to SERENA's revenue growth during this period. We expect general and administrative expenses to increase as we expand our infrastructure and incur additional costs as a result of being a public company.

    STOCK-BASED COMPENSATION. In the fourth quarter of fiscal 1998, SERENA recorded aggregate deferred stock-based compensation of $4.0 million in connection with the issuance of restricted stock and grant of options to purchase common stock in January 1998. An additional $0.7 million of deferred stock-based compensation was recorded in fiscal 1999 for stock based awards granted during this period. Deferred stock-based compensation is generally being amortized over the 36 to 48 month vesting periods of the related awards. This amortization is being recorded in a manner consistent with FASB Interpretation No. 28. Of the total deferred stock-based compensation, $0.9 million and $2.5 million was amortized in fiscal 1998 and 1999, respectively. We expect to amortize an additional $0.9 million, $0.3 million and $0.1 million in fiscal 2000, 2001 and 2002, respectively. See Note 7 of Notes to Consolidated Financial Statements of SERENA.

    AMORTIZATION OF INTANGIBLE ASSETS. In the third quarter of fiscal 1999, SERENA recorded intangible assets of $21.7 million in connection with the acquisition of Optima in September, 1998. The intangible assets are being amortized over periods of one year or less on $0.5 million and fifteen years on the remaining $21.2 million. Of the total intangible assets, $0.7 million was amortized in fiscal 1999. We expect to amortize an additional $1.6 million in fiscal 2000, and $1.4 million in each fiscal year thereafter until fully amortized in fiscal 2014. See Note 9 of Notes to Consolidated Financial Statements of SERENA.

INTEREST AND OTHER INCOME, NET

    Interest and other income, net was $0.1 million, $0.3 million and $0.9 million in fiscal 1997, 1998 and 1999, respectively. The dollar increases in interest and other income, net is predominantly due to increases in cash and cash equivalent balances year over year resulting from accumulation of earnings.

INCOME TAXES

    INCOME TAXES were $0.3 million, $3.3 million and $6.2 million in fiscal 1997, 1998 and 1999, representing effective tax rates of 24%, 41% and 46%, respectively. SERENA's effective income tax rate has historically benefited from the United States research and experimentation tax credit and tax benefits generated from export sales made from the United States. SERENA's effective income tax rate has increased year over year predominantly due to the $0.9 million and $2.5 million in nondeductible stock-based compensation recorded in fiscal 1998 and 1999, respectively, and to a lessor extent, the $0.7 million in nondeductible amortization of intangible assets arising from the acquisition of Optima recorded in fiscal 1999 and in general higher marginal tax rates resulting from substantially higher pretax profits year over year.

LIQUIDITY AND CAPITAL RESOURCES

    Since SERENA's inception, we have financed our operations and met our capital expenditure requirements through cash flows from operations. At January 31, 1999, SERENA had $21.5 million in cash and cash equivalents. Cash flows provided by operating activities were $2.6 million, $5.7 million, and $14.9 million in fiscal 1997, 1998 and 1999, respectively. SERENA's cash flows provided by operating activities exceeded net income during each of these periods principally due to cash collections in advance of revenue recognition for maintenance contracts, the inclusion of noncash expenses, such as depreciation, amortization of intangible assets and stock-based compensation, in net income, and growth in accrued expenses; all partially offset by growth in accounts receivable during all periods. Cash used in investing activities were predominantly related to the purchase of computer equipment and office furniture and equipment and totaled $1.4 million, $0.0 million and $1.1 million in fiscal 1997, 1998 and 1999, respectively. Cash used in financing activities related to the repurchase of $0.7 million in common stock in fiscal 1998 from a resigning executive officer of SERENA and the repayment of $1.4 million of notes payable assumed in the acquisition of Optima in fiscal 1999. See "Item 13. Certain Relationships and Related Transactions." There were no financing activities in fiscal 1997.

    In February 1999, the Company completed the initial public offering of its common stock, which resulted in net proceeds to the Company of $48.4 million. The over-allotment option granted by the Company to the underwriters in connection with the offering was exercised in full in March 1999, which resulted in additional net proceeds to the Company of $10.9 million.

    At January 31, 1999, SERENA did not have any material commitments for capital expenditures and has no revolving credit agreement or other term loan agreements with any bank or other financial institution.

    At January 31, 1999, SERENA had working capital of $16.5 million and accounts receivable, net of allowances, of $13.0 million. Total deferred revenue increased to $12.4 million at January 31, 1999 from $7.9 million at January 31, 1998 primarily as a result of increased billings of maintenance fees.

    We believe that the net proceeds from the offering and cash from operations will satisfy our working capital and capital expenditure requirements for at least the next twelve months.

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

    The FASB recently issued Statement of Financial Accounting Standards No. 133, or SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 addresses the accounting for derivative instruments, including derivative instruments embedded in other contracts. Under SFAS No. 133, entities are required to carry all derivative instruments in the balance sheet at fair value. The accounting for changes in the fair value (i.e. gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it. We must adopt SFAS No. 133 by August 1, 1999. We do not anticipate that SFAS No. 133 will have an impact on our financial statements.

YEAR 2000 COMPLIANCE

    Many computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such Year 2000 requirements.

    In the ordinary course of our business, we test and evaluate our software products. We believe that our software products are generally Year 2000 compliant, meaning that the use or occurrence of dates on or after January 1, 2000 will not materially affect the performance of such software products or the ability of such products to correctly create, store, process and output information of data involving dates. However, we may learn that certain of our software products do not contain all necessary software routines and codes necessary for the accurate calculation, display, storage and manipulation of data involving dates. In addition, in certain cases, we have warranted that the use or occurrence of dates on or after January 1, 2000 will not adversely affect the performance of our products with respect to four digit date dependent data or the ability to create, store, process and output information related to such data. If any of our licensees experience Year 2000 problems as a result of their use of our software products, those licensees could assert claims for damages. Our standard licensing agreement provides that if our products do not perform to their specifications, we will correct such problems or issue replacement software. If these corrective measures fail, we may refund the license fee associated with the non-performing product. Our standard software license agreement limits our liability to the amount of the license fee paid, if the license has been in effect for less than one year, or for the amount of the license's annual maintenance renewal fee, if the license is more than one year old. To date we have not received any Year 2000 related claims on our software products.

    Although SERENA does not have a formal plan to address Year 2000 issues, management is currently addressing Year 2000 problems as they relate to our internal operating systems. We anticipate that our review of Year 2000 issues and any remediation efforts will continue throughout calendar 1999. Our Year 2000 review of our internal operating systems is concentrated on our internal accounting and customer service systems, the systems we believe are most important to our business. We have found our internal accounting software to be Year 2000 compliant. We are still reviewing our customer service internal operating systems. If any Year 2000 issues are uncovered with respect to the customer service systems or our other internal systems, we believe these problems will be able to be resolved without material difficulty or cost as replacement systems are available on commercially reasonable terms.

    In view of our Year 2000 review and remediation efforts to date, and the limited activities that remain to be completed, we do not consider contingency planning to be necessary at this time. To date costs related to Year 2000 issues have not been material, and we do not believe such costs will be material in the future.

    We have sought assurances from the suppliers of all third party equipment and software that we believe are critical to our business that their products are Year 2000 compliant. While SERENA has received several assurances as to the Year 2000 compliance of these third party products, we generally do not have any contractual rights with the third party providers should these equipment or software fail due to Year 2000 issues. If this third party equipment or software does not operate properly with regard to the Year 2000, we may incur unexpected expenses to remedy any problems. These expenses could potentially include purchasing replacement hardware and software.

    In addition, the purchasing patterns of our customers and potential customers may be affected by Year 2000 issues. Many companies are spending significant resources to correct their current software systems for Year 2000 compliance. While sales of certain of our products, in particular STARTOOL, STARWARP and COMPAREX, have benefited from increased customer spending on Year 2000 readiness, we believe sales of our CHANGE MAN product have been and will continue to be adversely affected by customer focus on Year 2000 issues. Customers with limited IT budgets who face material Year 2000 issues are spending their limited resources remediating these Year 2000 problems instead of investing in more general IT products such as CHANGE MAN. Market acceptance of SERENA's products to address general IT business needs as well as resolution of specific business issues such as Year 2000 readiness is critical to our business and future success.

    For risks concerning SERENA related to Year 2000 see "Factors That May Affect Future Results"-- "Potential Year 2000 Problems with Our Software or Our Internal Operating Systems Could Adversely Affect Our Business" and "Reduced Customer Focus and Spending on Year 2000 Remediation and EMU Conversion Could Adversely Affect the Sales of Certain of Our Products; Customer Use of Our Products for Year 2000 and EMU Issues May Not Lead to Increased Sales of Our Other Products."

FACTORS THAT MAY AFFECT FUTURE RESULTS

    THIS REPORT, INCLUDING THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTAINS FORWARD-LOOKING STATEMENTS AND OTHER PROSPECTIVE INFORMATION RELATING TO FUTURE EVENTS. THESE FORWARD-LOOKING STATEMENTS AND OTHER INFORMATION ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR ANTICIPATED RESULTS, INCLUDING THE FOLLOWING:

THERE ARE MANY FACTORS, INCLUDING SOME BEYOND OUR CONTROL, THAT MAY CAUSE
  FLUCTUATIONS IN OUR QUARTERLY OPERATING RESULTS

    Our quarterly operating results have varied greatly in the past and may vary greatly in the future depending upon a number of factors described below and elsewhere in this "Factors That May Affect Future Results" section of this report, including many that are beyond our control. As a result, we believe that quarter-to-quarter comparisons of our financial results are not necessarily meaningful, and you should not rely on them as an indication of our future performance.

    Our software license revenue in any quarter depends on orders booked and shipped in the last month, weeks or days of that quarter. At the end of each quarter, we typically have either minimal or no backlog of orders for the subsequent quarter. If a large number of orders or several large orders do not occur or are deferred, our revenue in that quarter could be substantially reduced. This would materially adversely affect our operating results and could impair our business in future periods. Because we do not know when, or if, our potential customers will place orders and finalize contracts, we cannot accurately predict our revenue and operating results for future quarters.

    Historically, a majority of our revenue has been attributable to the licenses of our FULL.CYCLE MAINFRAME software products. Changes in the mix of software products and services sold by us, including the mix between higher margin software products and lower margin maintenance and services, could materially affect our operating results for future quarters as could the percentage of software products sold which require us to pay a sublicense fee to a third party.

SEASONAL TRENDS IN SALES OF OUR SOFTWARE PRODUCTS MAY AFFECT OUR QUARTERLY
  OPERATING RESULTS

    We have experienced and expect to continue to experience seasonality in sales of our software products. These seasonal trends materially affect our quarter-to-quarter operating results. Revenue and operating results in our quarter ending January 31 are typically higher relative to our other quarters, because many customers make purchase decisions based on their calendar year-end budgeting requirements. In addition, our January quarter tends to reflect the effect of the incentive compensation structure for our sales organization, which is based on satisfaction of fiscal year-end quotas. As a result, we have historically experienced a substantial decline in revenue in the first quarter of each fiscal year relative to the preceding quarter. We are also currently attempting to expand our presence in international markets, particularly in Europe. We expect our quarter ending October 31 to reflect the effects of summer slowing of international business activity and spending activity generally associated with that time of year, particularly in Europe. To the extent that our revenue in Europe or other parts of the world increase in future periods, we expect our period-to-period revenues to reflect any seasonal buying patterns in these markets.

WE EXPECT THAT OUR OPERATING EXPENSES WILL INCREASE SUBSTANTIALLY IN THE FUTURE
  AND THESE INCREASED EXPENSES MAY ADVERSELY AFFECT OUR FUTURE OPERATING RESULTS AND FINANCIAL CONDITION

    Although SERENA has been profitable in recent years, we may not remain profitable on a quarterly or annual basis in the future. We anticipate that our expenses will increase substantially in the foreseeable future as we:

    - Increase our sales and marketing activities, including expanding our United States and international direct sales forces and extending our telesales efforts

    - Develop our technology, including our FULL.CYCLE DESKTOP suite of SCM products for the desktop platform

    - Broaden our professional services offerings and delivery capabilities

    - Expand our distribution channels

    - Pursue strategic relationships and acquisitions

    With these additional expenses, in order to maintain our current levels of profitability, we will be required to increase our revenue correspondingly. Any failure to significantly increase our revenue as we implement our product, service and distribution strategies would materially adversely affect our business, quarterly and annual operating results and financial condition. Although our revenue has grown in recent years, we do not believe that we will maintain this rate of revenue growth. In addition, we may not experience any revenue growth in the future, and our revenue could in fact decline. Our efforts to expand our software product suites, sales and marketing activities, direct and indirect distribution channels and professional service offerings and to pursue strategic relationships or acquisitions may not succeed or may prove more expensive than we currently anticipate. As a result, we cannot predict our future operating results with any degree of certainty.

OUR FUTURE REVENUE IS SUBSTANTIALLY DEPENDENT UPON OUR INSTALLED CUSTOMERS
  RENEWING MAINTENANCE AGREEMENTS FOR OUR PRODUCTS AND LICENSING ADDITIONAL SERENA SCM PRODUCTS; OUR FUTURE PROFESSIONAL SERVICE AND MAINTENANCE REVENUE IS DEPENDENT ON FUTURE SALES OF OUR SOFTWARE PRODUCTS

    We depend on our installed customer base for future revenues from maintenance renewal fees and licenses of additional SCM products. If our customers do not purchase additional products or cancel or fail to renew their maintenance agreements, this could materially adversely affect our business and future quarterly and annual operating results. The terms of our standard license arrangements provide for a one-time license fee and a prepayment of one year of software maintenance and support fees. The maintenance agreements are renewable annually at the option of the customers and there are no minimum payment obligations or obligations to license additional software. Therefore, our current customers may not necessarily generate significant maintenance revenue in future periods. In addition, our customers may not necessarily purchase additional products, upgrades or professional services. Our professional service revenue and maintenance revenue are also dependent upon the continued use of these services by our installed customer base. Any downturn in our software license revenue would have a negative impact on the growth of our professional service revenue and maintenance revenue in future quarters.

WE HAVE RELIED AND EXPECT TO CONTINUE TO RELY ON SALES OF OUR FULL.CYCLE
  MAINFRAME PRODUCTS FOR OUR REVENUE

    Historically, all of our software license revenue has resulted from the sale of our FULL.CYCLE MAINFRAME products. Any factors adversely affecting the pricing of, demand for or market acceptance of our FULL.CYCLE MAINFRAME products, such as competition or technological change, could materially adversely affect our business and quarterly and annual operating results. In particular, CHANGE MAN and COMPAREX, two of our FULL.CYCLE MAINFRAME products, have been responsible for a substantial majority of our revenue. In fiscal 1997, 1998 and 1999, sales of CHANGE MAN and COMPAREX together accounted for approximately 72%, 82% and 77% of our software license revenue, respectively. We expect that these products will continue to account for a large portion of our software license revenue for the foreseeable future. Our future operating results depend on the continued market acceptance of our FULL.CYCLE MAINFRAME products, including future enhancements.

IF THE SCM MARKET DOES NOT EVOLVE AS WE ANTICIPATE, OUR BUSINESS WILL BE
  ADVERSELY AFFECTED

    If we fail to properly assess and address the SCM market or if our products and services fail to achieve market acceptance for any reason, our business and quarterly and annual operating results would be materially adversely affected. The SCM market is in an early stage of development. IT organizations have traditionally addressed SCM needs internally and have only recently become aware of the benefits of third-party SCM solutions as their SCM requirements have become more complex. Since the market for our products is still evolving, it is difficult to assess the competitive environment or the size of the market that may develop. Our future financial performance will depend in large part on the continued growth in the number of businesses adopting third-party SCM products and the expansion of their use on a company-wide basis. The SCM market for third-party products may grow more slowly than we anticipate. In addition, technologies, customer requirements and industry standards may change rapidly. If we cannot improve or augment our products as rapidly as existing technologies, customer requirements and industry standards evolve, our products or services could become obsolete. The introduction of new or technologically superior products by competitors could also make our products less competitive or obsolete. As a result of any of these factors, our position in existing markets or potential markets could be eroded.

OUR BUSINESS IS DEPENDENT ON THE CONTINUED MARKET FOR IBM AND IBM-COMPATIBLE
  MAINFRAMES

    We are substantially dependent upon the continued use and acceptance of IBM and IBM-compatible mainframes and the growth of this market. If the role of the mainframe does not increase as we anticipate, or if it in any way decreases, this would materially adversely affect our business, future quarterly and annual operating results and financial condition. Additionally, if there is a wide acceptance of other platforms or if new platforms emerge that provide enhanced enterprise server capabilities, our business and future operating results may be materially adversely affected. All of our software license revenue to date has been attributable to sales of our FULL.CYCLE MAINFRAME products. We expect that, for the foreseeable future, substantially all of our software license revenue will continue to come from sales of our mainframe products. As a result, future sales of our existing products and associated maintenance revenue and professional service revenue will depend on continued use of mainframes. Recently there has been a trend away from the use of centralized mainframes in enterprise computing environments to more decentralized client/server networks. Although some IT organizations are using mainframes as large enterprise servers, this practice is relatively new and still emerging and may not continue.

OUR INTRODUCTION OF SERENA SCM PRODUCTS FOR THE DESKTOP MAY NOT BE SUCCESSFUL

    We are currently developing our FULL.CYCLE DESKTOP product suite which is designed to support the desktop platform. If we do not successfully develop, market, sell and support our FULL.CYCLE DESKTOP products, this would materially adversely affect our business and our future quarterly and annual operating results. Historically, all of our products have been designed for the mainframe platform, and all of our software license revenue, maintenance revenue and professional services revenue to date have been attributable to licenses for these mainframe products. We do not have experience developing, marketing, selling or supporting desktop products. Developing, marketing and selling our desktop products will require significant resources that we may not have. Our sales and marketing organizations have historically focused exclusively on sales of our products for the mainframe and have limited experience marketing and selling desktop products. Additionally, we do not have any experience in providing support services for desktop products. Competition for experienced software engineers, sales personnel and support staff is intense and if we fail to attract qualified personnel this would impair our ability to support our FULL.CYCLE DESKTOP products. Many of our competitors have substantially greater experience providing desktop compatible software products than we do, and many also have significantly greater financial and organizational resources.

WE MAY EXPERIENCE DELAYS IN DEVELOPING OUR PRODUCTS WHICH COULD ADVERSELY AFFECT
  OUR BUSINESS

    If we are unable, for technological or other reasons, to develop and introduce new and improved products in a timely manner, this could materially adversely affect our business and future quarterly and annual operating results. We have experienced product development delays in new version and update releases in the past and may experience similar or more significant product delays in the future. To date, none of these delays has materially affected our business. Difficulties in product development could delay or prevent the successful introduction or marketing of new or improved products or the delivery of new versions of our products to our customers. In particular, we may experience delays in introducing our FULL.CYCLE DESKTOP product suite. While we anticipate releasing initial versions of our FULL.CYCLE DESKTOPproducts, other than DETECT+RESOLVE which we released in December 1998, before the end of calendar 1999, any delay in releasing our new desktop products, for whatever reason, would impair our revenue growth.

WE HAVE EXPERIENCED SIGNIFICANT GROWTH IN OUR BUSINESS IN RECENT PERIODS AND OUR
  ABILITY TO MANAGE THIS GROWTH AND ANY FUTURE GROWTH WILL AFFECT OUR BUSINESS

    Our ability to compete effectively and to manage our recent growth, any future growth and our future quarterly and annual operating results will depend in part on our ability to implement and expand operational, customer support and financial control systems and to train and manage our employees. We may not be able to augment or improve existing systems and controls or implement new systems and controls in response to future growth, if any. Any failure to manage growth could materially adversely affect our business. Our business has grown substantially in recent years, with total revenue increasing from $17.5 million in fiscal 1997 to $32.1 million in fiscal 1998 and $48.3 million in fiscal 1999. In connection with this revenue growth, beginning in fiscal 1998 and continuing in fiscal 1999, we began a strategic expansion of our sales, marketing and professional service activities. This expansion included our September 1998 acquisition of Optima which significantly increased the size of our sales, marketing and professional service organizations. This growth has resulted, and any future growth will result, in new and increased responsibilities for management personnel.

WE WILL NEED TO EXPAND OUR DISTRIBUTION CHANNELS IN ORDER TO EXPAND OUR BUSINESS
  AND A NUMBER OF FACTORS MAY HINDER OUR ABILITY TO ACCOMPLISH THIS GOAL

    If we fail to significantly expand our direct sales and telesales force, our ability to sell our products into new markets and to increase our product penetration into our existing markets will be impaired. Failure to expand our distribution channels through any of these means could materially adversely affect our business and our future quarterly and annual operating results. In addition, our ability to achieve revenue growth in future periods will be heavily dependent on our success in recruiting and training sufficient direct sales personnel. Historically, we have had a relatively small direct sales staff and Optima served as our primary distribution channel for CHANGE MAN. We are planning to significantly expand our direct sales efforts in North America and Europe and while we are investing, and plan to continue to invest, substantial resources on this expansion, we have at times experienced, and expect to continue to experience, difficulty in recruiting and retaining qualified direct sales personnel. In addition to expanding our direct sales efforts, we are also currently investing, and we intend to continue to invest, substantial resources in selling our products through telesales personnel. We also intend to extend our distribution channels by partnering with leading helpdesk management, software distribution application and system framework providers and may also attempt to develop additional sales and marketing channels through system integrators, original equipment manufacturers and other partners.

WE WILL NEED TO EXPAND OUR PROFESSIONAL SERVICES ORGANIZATION IN ORDER TO EXPAND
  OUR BUSINESS AND A NUMBER OF FACTORS MAY HINDER OUR ABILITY TO ACCOMPLISH THIS GOAL

    Our existing professional services and customer support organizations may not be sufficient to manage any future growth in our business. The failure to expand our professional services and customer support organizations or to integrate Optima's professional services personnel into our professional services organization could materially adversely affect our business. While we intend to significantly expand our professional services and customer support organizations, including providing these services for both desktop and mainframe applications and systems, we may not be able to do so. Competition for additional qualified technical personnel to perform these services is intense.

    We believe that providing high quality consulting, training, customer support and education is essential to maintaining our competitive position. If we are unable to provide comprehensive consulting and support services to our existing and prospective customers, this may materially adversely affect our business and ability to sell our products. Consulting services and customer support are critical to our future success because the market for third party SCM solutions is still evolving, and many organizations have limited experience using third party SCM solutions. Customers have only recently begun to look to third party providers for SCM solutions as the complexity of computer networks and number of applications has increased.

WE INTEND TO EXPAND OUR INTERNATIONAL OPERATIONS AND MAY ENCOUNTER A NUMBER OF
  PROBLEMS IN DOING SO; THERE ARE ALSO A NUMBER OF FACTORS ASSOCIATED WITH INTERNATIONAL OPERATIONS THAT COULD ADVERSELY AFFECT OUR BUSINESS

    EXPANSION OF INTERNATIONAL OPERATIONS. We intend to expand the scope of our international operations and currently have subsidiaries in the United Kingdom and in Germany. If we are unable to expand our international operations successfully and in a timely manner, this could materially adversely affect our business and quarterly and annual operating results. Our continued growth and profitability will require continued expansion of our international operations, particularly in Europe. In addition, in calendar 1999, we intend to open additional international offices, including at least one additional European office. We have only limited experience in marketing, selling and supporting our products internationally. Additionally, we do not have any experience in developing foreign language versions of our products. Such development may be more difficult or take longer than we anticipate. We may not be able to successfully market, sell, deliver and support our products internationally.

    RISKS OF INTERNATIONAL OPERATIONS. International sales represented approximately 15% of our total revenue in both fiscal 1997 and 1998 and approximately 17% of total revenue in fiscal 1999. Our international revenue is attributable principally to our European operations. Our international operations are, and any expanded international operations will be, subject to a variety of risks associated with conducting business internationally that could materially adversely affect our business and future quarterly and annual operating results, including the following:

    - Difficulties in staffing and managing international operations

    - Problems in collecting accounts receivable

    - Longer payment cycles

    - Fluctuations in currency exchange rates

    - Seasonal reductions in business activity during the summer months in Europe and certain other parts of the world

    - Recessionary environments in foreign economies

    - Increases in tariffs, duties, price controls or other restrictions on foreign currencies or trade barriers imposed by foreign countries

FLUCTUATIONS IN THE VALUE OF FOREIGN CURRENCIES COULD RESULT IN CURRENCY
  TRANSACTION LOSSES FOR SERENA

    A majority of our international business is conducted in foreign currencies, principally the British pound. Fluctuations in the value of foreign currencies relative to the U.S. dollar have caused and will continue to cause currency transaction gains and losses. We cannot predict the effect of exchange rate fluctuations upon future quarterly and annual operating results. We may experience currency losses in the future. To date, we have not adopted a hedging program to protect SERENA from risks associated with foreign currency fluctuations.

SERENA IS SUBJECT TO INTENSE COMPETITION IN THE SCM INDUSTRY AND WE EXPECT TO
  FACE INCREASED COMPETITION IN THE FUTURE, INCLUDING COMPETITION IN THE SCM DESKTOP MARKET

    We may not be able to compete successfully against current and/or future competitors and such inability would materially adversely affect our business, quarterly and annual operating results and financial condition. The market for our products is highly competitive and diverse. Moreover, the technology for SCM products may change rapidly. New products are frequently introduced, and existing products are continually enhanced. Competition may also result in changes in pricing policies by SERENA or our competitors which could materially adversely affect our business and future quarterly and annual operating results. Competitors vary in size and in the scope and breadth of the products and services that they offer. Many of our current and potential competitors have greater financial, technical, marketing and other resources than we do. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements. They may also be able to devote greater resources to the development, promotion and sale of their products than we can.

    EXISTING COMPETITION. We currently face competition from a number of sources, including:

    - Customers' internal IT departments

    - Providers of SCM products that compete directly with CHANGE MAN and COMPAREX such as Computer Associates, PLATINUM technology, IBM and smaller private companies

    - Providers of SCM application development programmer productivity and system management products such as Compuware, IBM and smaller private companies

    FUTURE COMPETITION. We may face competition in the future from established companies who have not previously entered the mainframe SCM market or from emerging software companies. Barriers to entry in the software market are relatively low. Increased competition may materially adversely affect our business and future quarterly and annual operating results due to price reductions, reduced gross margins and reduction in market share. Established companies may not only develop their own mainframe SCM solutions, but they may also acquire or establish cooperative relationships with our current competitors, including cooperative relationships between large, established companies and smaller private companies. Because larger companies have significant financial and organizational resources available, they may be able to quickly penetrate the mainframe SCM market through acquisitions or strategic relationships and may be able to leverage the technology and expertise of smaller companies and develop successful SCM products for the mainframe. We expect that the software industry, in general, and providers of SCM solutions, in particular, will continue to consolidate. It is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

    BUNDLING OR COMPATIBILITY RISKS. Our ability to sell our products also depends, in part, on the compatibility of our products with other third party products, particularly those provided by IBM. Developers of these third party products may change their products so that they will no longer be compatible with our products. These third party developers may also decide to bundle their products with other SCM products for promotional purposes. If that were to happen, our business and future quarterly and annual operating results may be materially adversely affected as we may be priced out of the market or no longer be able to offer commercially viable products.

    COMPETITION IN THE DESKTOP SCM MARKET. We anticipate that we will also face significant competition as we develop, market and sell our FULL.CYCLE DESKTOP products. If we are unable to successfully penetrate the desktop SCM market, our business and future quarterly and annual operating results will be materially adversely affected. We do not have experience in developing, selling, marketing or supporting desktop products since all of our products to date have been designed to support the mainframe. Penetrating the existing desktop SCM market will be difficult. Competitors in the desktop market include PLATINUM technology, Merant, Microsoft, Novadigm, Novell, Rational Software and other smaller private companies.

REDUCED CUSTOMER FOCUS AND SPENDING ON YEAR 2000 REMEDIATION AND EMU CONVERSION
  COULD ADVERSELY AFFECT THE SALES OF CERTAIN OF OUR PRODUCTS; CUSTOMER USE OF OUR PRODUCTS FOR YEAR 2000 AND EMU ISSUES MAY NOT LEAD TO INCREASED SALES OF OUR OTHER PRODUCTS

    Our business may be adversely affected if customers focus less on Year 2000 remediation and European Monetary Unit, or EMU, conversion issues and sales of our STARWARP and COMPAREX products decline as a result. We have derived a portion of our recent software license revenue and professional services revenue from products designed to help customers resolve SCM problems for specific business issues such as those related to Year 2000 remediation and EMU conversion. Our STARWARP product, which is our primary Year 2000 and EMU readiness product, accounted for 5% of our software license revenue for fiscal 1999, although it did not account for any software license revenue in fiscal 1998. Certain customers have also licensed COMPAREX to assist them in testing Year 2000 remediations and EMU conversions. In addition, while sales of STARWARP and COMPAREX have benefited from increased customer spending on Year 2000 readiness, we believe sales of our CHANGE MAN product have been and will continue to be adversely affected by customer focus on Year 2000 issues. Customers with limited IT budgets who face material Year 2000 issues are spending their limited resources remediating these Year 2000 problems instead of investing in more general IT products, such as CHANGE MAN.

    Market acceptance of our products and services will depend, in large part, on whether customers use our products as part of their overall IT management strategy in addition to using them to resolve SCM problems related to specific business issues. Market acceptance of our products to address general IT business needs as well as to resolve specific business issues, such as Year 2000 remediation or EMU conversion, is critical to our business and future success. If customers do not expand their use of our products, implement new software products introduced by us or do not use our related maintenance and support services to address their general IT business requirements as well as specific issues, this will materially adversely affect our business and our ability to sell our products.

ANY DELAYS IN OUR NORMALLY LENGTHY SALES CYCLES COULD RESULT IN SIGNIFICANT
  FLUCTUATIONS IN OUR QUARTERLY OPERATING RESULTS

    Our sales cycle typically takes six to 18 months to complete and varies from product to product. Any delay in the sales cycle of a large license or a number of smaller licenses could result in significant fluctuations in our quarterly operating results. The length of the sales cycle may vary depending on a number of factors over which we may have little or no control, including the size of a potential transaction and the level of competition that we encounter in our selling activities. Additionally, the emerging market for SCM products and services contributes to the lengthy sales process in that during the sales cycle we often have to teach potential customers about the use and benefits of our products. In certain circumstances, we license our software to customers on a trial basis to assist the customers in their evaluation of our products. Our sales cycle can be further extended for product sales made through third party distributors.

CERTAIN OF OUR PRODUCTS ARE LICENSED FROM THIRD PARTIES OR ARE JOINTLY-OWNED
  WITH THIRD PARTIES; OUR FAILURE TO MAINTAIN THESE ARRANGEMENTS WITH THIRD PARTIES COULD ADVERSELY AFFECT OUR BUSINESS

    STARTOOL AND STARWARP. We license our STARTOOL and STARWARP products on an exclusive worldwide basis from A. Bruce Leland, one of our employees. The termination of our licenses for the STARTOOL or STARWARP products would materially adversely affect our business and quarterly and annual operating results. Mr. Leland holds all proprietary rights with respect to the STARTOOL and STARWARP technology, including any derivative works or enhancements of the existing STARTOOL and STARWARP products. Our licenses for these products are terminable by Mr. Leland upon 30 days notice in the event certain conditions occur, including our failure to pay sublicense fees to Mr. Leland on a timely basis or any other material breach by us of the license agreement. Should the licenses for the STARTOOL and STARWARP products terminate, we may not be able to replace these products which could materially adversely affect our business and future quarterly and annual operating results. Licenses of STARTOOL accounted for 16%, 12% and 11% of our total software license revenue in fiscal 1997, 1998 and 1999, respectively. Licenses of STARWARP accounted for 5% of our total software license revenue in fiscal 1999, but did not account for any software license revenue in any prior fiscal year. For a description of our license agreements for the STARTOOL and STARWARP products, see "Business--Intellectual Property."

    SYNCTRAC. We share ownership rights in our SYNCTRAC technology for mainframe platforms with High Power Software. Although we have historically had primary responsibility for marketing, licensing and supporting SYNCTRAC, High Power Software has the ability to jointly direct these efforts. If in the future we are unable to reach agreement with High Power Software on the direction or evolution of the product, our ability to market or promote the product may be compromised. This could have a material adverse effect on our business and future quarterly and annual operating results. Sales of SYNCTRAC accounted for 9%, 3% and 4% of our total software license revenue in fiscal 1997, 1998 and 1999, respectively. For a description of rights associated with our joint ownership of the SYNCTRAC technology for the mainframe see "Business-- Intellectual Property."

OUR EXECUTIVE OFFICERS AND CERTAIN KEY PERSONNEL ARE CRITICAL TO OUR BUSINESS
  AND SUCH OFFICERS AND KEY PERSONNEL MAY NOT REMAIN WITH SERENA IN THE FUTURE

    Our success will depend to a significant extent on the continued service of our senior executives and certain other key employees, including certain sales, consulting, technical and marketing personnel. If we lost the services of one or more of our executives or key employees, including if one or more of our executives or key employees decided to join a competitor or otherwise compete directly or indirectly with SERENA, this could materially adversely affect our business. In particular, we have historically relied on the experience and dedication of our product authors. With the exception of Douglas D. Troxel, SERENA's founder, Chief Technology Officer and Chairman of SERENA's board of directors, the employment of all of our senior and key employees, including key product authors, is at will. Mr. Troxel's employment is on a year-to-year basis. In addition, we do not maintain key man life insurance on our employees and have no plans to do so.

OUR NEW EXECUTIVE TEAM MAY NOT BE ABLE TO SUCCESSFULLY WORK TOGETHER TO MEET OUR
  BUSINESS OBJECTIVES, WHICH WOULD ADVERSELY AFFECT OUR BUSINESS

    Almost all of our executive officers, including our President and Chief Executive Officer, our Vice President, Finance and Chief Financial Officer, and certain other operating vice presidents have been employed by SERENA for a relatively short period of time. In addition, both of our non-employee directors have been appointed to the board of directors since the beginning of February 1998. Since joining SERENA, the new management team has devoted substantial efforts to significantly expanding our sales, marketing and professional services activities. This management team has not worked together previously and may not be able to successfully implement this strategy. The failure of the management team to address SERENA's business objectives would materially adversely affect our business and our future quarterly and annual operating results.

WE MAY NOT BE ABLE TO RECRUIT AND RETAIN THE PERSONNEL WE NEED TO SUCCEED

    Our future success will likely depend in large part on our ability to attract and retain additional experienced sales, technical, marketing and management personnel. In addition, we will need to attract and retain sufficient numbers of qualified software engineers, as well as sales and marketing and support personnel, and successfully develop, market and support our FULL.CYCLE DESKTOP product suite which is currently in development. Competition for such personnel in the computer software industry is intense, and in the past we have experienced difficulty in recruiting qualified personnel, especially developers and sales personnel. We expect competition for qualified personnel to remain intense, and we may not succeed in attracting or retaining such personnel. If we do not, this could materially adversely affect our business and future quarterly and annual operating results. In addition, new employees generally require substantial training in the use of our products. This training will require substantial resources and management attention.

    INTERNATIONAL OPERATIONS. We intend to expand the scope of our international operations and these plans will require us to attract experienced management, service, marketing, sales and support personnel for our international offices. Competition for such personnel is intense, and we may not be able to attract or retain such experienced personnel.

    NON-U.S. CITIZENS WORKING IN THE UNITED STATES. To achieve our business objectives, we may recruit and employ skilled technical professionals from other countries to work in the United States. Limitations imposed by federal immigration laws and the availability of visas could materially adversely affect our ability to attract necessary qualified personnel. This may have a material adverse effect on our business and future quarterly and annual operating results.

POTENTIAL YEAR 2000 PROBLEMS WITH OUR SOFTWARE OR OUR INTERNAL OPERATING SYSTEMS
  COULD ADVERSELY AFFECT OUR BUSINESS

    SERENA SOFTWARE. If any of our licensees experience Year 2000 problems as a result of their use of our software products, those licensees could assert claims for damages which, if successful, could materially adversely affect our business, future operating results and financial condition. In the ordinary course of our business, we test and evaluate our software products. We believe that our software products are generally Year 2000 compliant, meaning that the use or occurrence of dates on or after January 1, 2000 will not materially affect the performance of our software products or the ability of our products to correctly create, store, process and output information of data involving dates. However, we may learn that certain of our software products do not contain all necessary software routines and codes necessary for the accurate calculation, display, storage and manipulation of data involving dates. In addition, in certain cases, we have warranted that the use or occurrence of dates on or after January 1, 2000 will not adversely affect the performance of our products with respect to four digit date dependent data or the ability to create, store, process and output information related to such data.

    THIRD PARTY EQUIPMENT AND SOFTWARE. We use third party equipment and software that may not be Year 2000 compliant. If this third party equipment or software does not operate properly with regard to the Year 2000, we may incur unexpected expenses to remedy any problems. These costs may materially adversely affect our business. In addition, if our key systems, or a significant number of our systems, failed as a result of Year 2000 problems we could incur substantial costs and disruption of our business.

    For a more detailed description of our Year 2000 preparedness assessment, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000 Compliance."

OUR INDUSTRY CHANGES RAPIDLY DUE TO EVOLVING TECHNOLOGY STANDARDS AND OUR FUTURE
  SUCCESS WILL DEPEND ON OUR ABILITY TO CONTINUE TO MEET THE SOPHISTICATED NEEDS OF OUR CUSTOMERS

    Our future success will depend on our ability to address the increasingly sophisticated needs of our customers by supporting existing and emerging hardware, software, database and networking platforms. We will have to develop and introduce enhancements to our existing products and new products on a timely basis to keep pace with technological developments, evolving industry standards and changing customer requirements. We expect that we will have to respond quickly to rapid technological change, changing customer needs, frequent new product introductions and evolving industry standards that may render existing products and services obsolete. As a result, our position in existing markets or potential markets could be eroded rapidly by product advances. The life cycles of our products are difficult to estimate. Our growth and future financial performance will depend in part upon our ability to enhance existing applications, develop and introduce new applications that keep pace with technological advances, meet changing customer requirements and respond to competitive products. We expect that our product development efforts will continue to require substantial investments. We may not have sufficient resources to make the necessary investments. Any of these events could have a material adverse effect on our business, quarterly and annual operating results and financial condition.

THIRD PARTIES IN THE FUTURE COULD ASSERT THAT OUR PRODUCTS INFRINGE THEIR
  INTELLECTUAL PROPERTY RIGHTS, WHICH COULD ADVERSELY AFFECT OUR BUSINESS; THERE COULD BE POTENTIAL ADVERSE EFFECTS OF THE PENDING COMPUWARE CLAIM

    Third parties may claim that our current or future products infringe their proprietary rights. Any claims of this type could affect our relationships with existing customers and may prevent future customers from licensing our products. Because we are dependent upon a limited number of products, any such claims, with or without merit, could be time consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. Royalty or license agreements may not be available on acceptable terms or at all. We expect that software product developers will increasingly be subject to infringement claims as the number of products and competitors in the software industry segment grows and the functionality of products in different industry segments overlaps. As a result of these factors, infringement claims could materially adversely affect our business.

    In September 1998, Compuware Corporation, or Compuware, filed suit against SERENA in the United States District Court for the Eastern District of Michigan seeking unspecified compensatory damages, costs and attorneys fees, and injunctive relief based on allegations of copyright infringement, trade secret misappropriation and various tort claims related to the sale of our STARTOOL and STARWARP products. Compuware served the complaint on SERENA in November 1998. Due to the nature of litigation generally and because the lawsuit brought by Compuware is at an early stage, management cannot ascertain the availability of injunctive relief or other equitable remedies or estimate the total expenses, possible damages or settlement value, if any, that may ultimately be incurred in connection with Compuware's suit. However, management believes, based on the advice of counsel, that SERENA has meritorious defenses to the allegations contained in Compuware's complaint. We believe that this matter will not have a material adverse effect on our results of operations or financial condition. This litigation could be time consuming and costly, and there can be no assurance that SERENA will necessarily prevail given the inherent uncertainties of litigation. In the event that we do not prevail in litigation, we could be prevented from selling our STARTOOL and STARWARP products or be required to enter into royalty or licensing agreements or pay monetary damages. Such royalty or licensing agreements, if required, may not be available on terms acceptable to SERENA or at all. In the event of a successful claim against us, our business, future operating results or financial condition could be materially adversely affected.

ERRORS IN OUR PRODUCTS OR THE FAILURE OF OUR PRODUCTS TO CONFORM TO
  SPECIFICATIONS COULD RESULT IN OUR CUSTOMERS DEMANDING REFUNDS FROM US OR ASSERTING CLAIMS FOR DAMAGES AGAINST US

    Because our software products are complex, they often contain errors or "bugs" that can be detected at any point in a product's life cycle. While we continually test our products for errors and work with customers through our customer support services to identify and correct bugs in our software, we expect that errors in our products will continue to be found in the future. Although many of these errors may prove to be immaterial, certain of these errors could be significant. Detection of any significant errors may result in, among other things, loss of, or delay in, market acceptance and sales of our products, diversion of development resources, injury to our reputation, or increased service and warranty costs. These problems could materially adversely affect our business and future quarterly and annual operating results. In the past we have discovered errors in certain of our products and have experienced delays in the shipment of our products during the period required to correct these errors. These delays have principally related to new version and product update releases. To date none of these delays have materially affected our business. However, product errors or delays in the future, including any product errors or delays associated with the introduction of our FULL.CYCLE DESKTOP products, could be material. In addition, in certain cases we have warranted that our products will operate in accordance with specified customer requirements. If our products fail to conform to such specifications, customers could demand a refund for the software license fee paid to us or assert claims for damages.

PRODUCT LIABILITY CLAIMS ASSERTED AGAINST US IN THE FUTURE COULD ADVERSELY
  AFFECT OUR BUSINESS

    We may be subject to claims for damages related to product errors in the future. A material product liability claim could materially adversely affect our business. Our license agreements with our customers typically contain provisions designed to limit exposure to potential product liability claims. SERENA's standard software licenses provide that if our products fail to perform, we will correct or replace such products. If these corrective measures fail, we may be required to refund the license fee for such non-performing product. However, our standard license agreement limits our liability for non-performing products to the amount of license fee paid, if the license has been in effect for less than one year, or to the amount of the licensee's current annual maintenance fee, if the license is more than one year old. Our standard license also provides that SERENA shall not be liable for indirect or consequential damages caused by the failure of our products. Such limitation of liability provisions may, however, not be effective under the laws of certain jurisdictions to the extent local laws treat certain warranty exclusions as unenforceable. Although we have not experienced any product liability claims to date, the sale and support of our products entail the risk of such claims. In particular, issues relating to Year 2000 compliance have increased awareness of the potential adverse effects of software defects and malfunctions.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    The Company does not use derivative financial instruments in its investment portfolio and has no foreign exchange contracts. Its financial instruments consist of cash and cash equivalents, short-term investments, trade accounts and contracts receivable, accounts payable, and long-term obligations. The Company considers investments in highly liquid instruments purchased with a remaining maturity of 90 days or less at the date of purchase to be cash equivalents. All of the Company's cash equivalents and short-term investments, principally consist of commercial paper and debt securities, and are classified as available-for-sale as of January 31, 1999. The Company's exposure to market risk for changes in interest rates relates primarily to its short-term investments and short-term obligations, thus, fluctuations in interest rates would not have a material impact on the fair value of these securities.

    Sales to foreign countries accounted for approximately 17% of the total sales for fiscal 1999 compared to 15% in each of fiscal 1998 and 1997. Because the Company invoices certain of its foreign sales in currencies other than the United States dollar, predominantly British Pound Sterling, and does not hedge these transactions, fluctuations in exchange rates could adversely affect the translated results of operations of the Company's foreign subsidiaries. Therefore, foreign exchange fluctuation could create a risk of significant balance sheet gains or losses on the Company's consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information required by this Item is set forth in the Company's Financial Statements and Notes thereto beginning at page F-1 of this report.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    The information required by this Item is incorporated by reference to the information under the section captioned "Change in Independent Auditors" contained in the Proxy Statement.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information required by this Item concerning the Company's directors is incorporated by reference from the section captioned "Election of Directors" contained in the Company's Proxy Statement related to the 1999 Annual Meeting of Stockholders scheduled to be held on June 30, 1999, which will be filed by the Company with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year pursuant to General Instruction G(3) of Form 10-K (the "Proxy Statement"). The information required by this Item concerning compliance with Section 16(a) of the Securities and Exchange Act of 1934 is incorporated by reference from the section of the Proxy Statement captioned "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this Item is incorporated by reference to the information under the section captioned "Executive Compensation" contained in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item is incorporated by reference to the information under the section captioned "Security Ownership of Certain Beneficial Owners and Management" contained in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item is incorporated by reference to the information under the sections captioned "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" contained in the Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. FINANCIAL STATEMENTS

    The following statements are filed as part of this Report:

                                                                                                               PAGE
                                                                                                             ---------
SERENA SOFTWARE, INC. CONSOLIDATED FINANCIAL STATEMENTS
  Independent Auditors' Report.............................................................................        F-2
  Consolidated Balance Sheets..............................................................................        F-3
  Consolidated Statements of Income........................................................................        F-4
  Consolidated Statements of Stockholders' Equity..........................................................        F-5
  Consolidated Statements of Cash Flows....................................................................        F-6
  Notes to Consolidated Financial Statements...............................................................        F-7

2.  FINANCIAL STATEMENT SCHEDULES

  Report on Financial Statement Schedule.............................................        S-1
  Valuation and Qualifying Accounts..................................................        S-2

3.  EXHIBITS

    EXHIBIT NO.       EXHIBIT TITLE
--------------------  ---------------------------------------------------------------------------------------------------

3.1        (b)        Amended and Restated Certificate of Incorporation of SERENA

3.2        (b)        Bylaws of SERENA, as currently in effect

4.1        (b)        Specimen Common Stock Certificate

4.2        (b)        Registration Rights Agreement, dated September 25, 1998, by and among SERENA and certain shareholders of Optima Software Inc. (related to SERENA's acquisition of Optima Software, Inc.)

10.1       (b)        Form of Indemnification Agreement between SERENA and each of its directors and officers

10.2A      (b)        Amended and Restated 1997 Stock Option Plan

10.2B      (b)        Form of Option Agreement under the Amended and Restated 1997 Stock Option Plan

10.2C      (b)        Form of Restricted Stock Purchase Agreement under the Amended and Restated 1997 Stock Option Plan

10.3A      (b)        1999 Employee Stock Purchase Plan

10.3B      (b)        Form of Subscription Agreement under the 1999 Employee Stock Purchase Plan

10.4A      (b)        1999 Director Plan

10.4B      (b)        Form of Option Agreement under 1999 Director Plan

10.5       (b)        Employment Agreement, dated April 18, 1997 between SERENA and Richard A. Doerr

10.6       (b)        Employment Agreement, dated June 24, 1980, between SERENA and Douglas D. Troxel

10.7       (b)        Employment and Software Distribution Agreement, dated October 28, 1993, between SERENA and A. Bruce
                      Leland (relating to license of proprietary technology)

    EXHIBIT NO.       EXHIBIT TITLE
--------------------  ---------------------------------------------------------------------------------------------------
10.8       (b)        Employment Agreement, dated May 18, 1993, between SERENA and Steven Smith (relating to license of proprietary technology)

10.9       (b)        Software Agreement, dated July 1, 1991, by and between SERENA and High Power Software, Inc.
                      (relating to joint ownership of technology)

10.10A     (b)        Lease Agreement, dated August 15, 1994, between SERENA and Water Front Towers Partners, L.P. (for
                      Burlingame headquarters)

10.10B     (b)        Addendum to Lease Agreement (for Burlingame headquarters facility), dated November 21, 1994

10.10C     (b)        Second Addendum to Lease Agreement (for Burlingame headquarters) dated November 15, 1994

10.10D     (b)        Amendment No. 1 to Lease Agreement (for Burlingame headquarters facility) dated May 21, 1996

10.10E     (b)        Amendment No. 2 to Lease Agreement (for Burlingame headquarters facility) dated August 24, 1996

10.10F     (b)        Amendment No. 3 to Lease Agreement (for Burlingame headquarters facility) dated June 3, 1997

10.10G     (b)        Amendment No. 4 to Lease Agreement (for Burlingame headquarters facility) dated June 9, 1998

10.11      (b)        Lease Agreement between SERENA and Waterfront Tower Partners, L.P. dated May 18, 1998 (for additional space at Burlingame headquarters facility)

10.12      (b)        Form of Restricted Stock Purchase Agreement entered into between SERENA and certain of its executive officers

10.13      (b)        Secured Promissory Note and Security Agreement between SERENA and Douglas D. Troxel dated July 22,
                      1998

21.1       (a)        List of Subsidiaries

27.1       (a)        Financial Data Schedule

------------------------

(a) Filed herewith.

(b) Incorporated by reference to the exhibit bearing the same number filed with the Registrant's Registration Statement on Form S-1 (Registration No. 333-67761), which the Securities and Exchange Commission declared effective on February 11, 1999.

(b) REPORTS ON FORM 8-K

    Not applicable.

(c) EXHIBITS

    See Item 14(a)(3) above.

(d) FINANCIAL STATEMENT SCHEDULES

    See Item 14(a)(2) above.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized in the City of Burlingame, State of California, this 22nd day of April, 1999.

                                SERENA Software, Inc.

                                BY:             /S/ RICHARD A. DOERR
                                     -----------------------------------------
                                                  Richard A. Doerr
                                       PRESIDENT, CHIEF EXECUTIVE OFFICER AND
                                                      DIRECTOR

                               POWER OF ATTORNEY

    KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Richard A. Doerr and Robert I. Pender, Jr. and each of them acting individually, as his or here attorney-in-fact, each with the full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission.

    Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report on Form 10-K has been signed on behalf of the Registrant by the following persons and in the capacities and on the dates indicated:

          SIGNATURE                        TITLE                    DATE
------------------------------  ---------------------------  -------------------

                                President, Chief Executive
     /s/ RICHARD A. DOERR         Officer and Director
------------------------------    (Principal Executive         April 22, 1999
      (Richard A. Doerr)          Officer)

                                Vice President, Finance and
                                  Administration, Chief
  /s/ ROBERT I. PENDER, JR.       Financial Officer
------------------------------    (Principal Financial and     April 22, 1999
    (Robert I. Pender, Jr.        Accounting Officer) and
                                  Secretary

    /s/ DOUGLAS D. TROXEL       Chairman of the Board of
------------------------------    Directors and Chief          April 22, 1999
     (Douglas D. Troxel)          Technology Officer

       /s/ ALAN H. HUNT         Director
------------------------------                                 April 22, 1999
        (Alan H. Hunt)

    /s/ JERRY T. UNGERMAN       Director
------------------------------                                 April 22, 1999
     (Jerry T. Ungerman)

BY: /S/ ROBERT I. PENDER, JR.
------------------------------
    Robert I. Pender, Jr.                                      April 22, 1999
       Attorney-in-Fact

                             SERENA SOFTWARE, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                PAGE
                                                                                                                -----
SERENA SOFTWARE, INC. CONSOLIDATED FINANCIAL STATEMENTS

  Independent Auditors' Report.............................................................................         F-2
  Consolidated Balance Sheets..............................................................................         F-3
  Consolidated Statements of Income........................................................................         F-4
  Consolidated Statements of Stockholders' Equity..........................................................         F-5
  Consolidated Statements of Cash Flows....................................................................         F-6
  Notes to Consolidated Financial Statements...............................................................         F-7

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders

SERENA Software, Inc.

    We have audited the accompanying consolidated balance sheets of SERENA Software, Inc. and subsidiaries as of January 31, 1998 and 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended January 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SERENA Software, Inc. and its subsidiaries as of January 31, 1998 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended January 31, 1999, in conformity with generally accepted accounting principles.

                                          KPMG LLP

Mountain View, California
February 22, 1999, except as to Note 11, which is as of March 12, 1999

                             SERENA SOFTWARE, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                               JANUARY 31,
                                                                                        --------------------------
                                                                                            1998          1999
                                                                                        ------------  ------------
                                        ASSETS
Current assets
  Cash and cash equivalents...........................................................  $  9,024,015  $ 21,468,740
  Accounts receivable, net of allowance of $197,482 and $311,454 in fiscal 1998 and
    1999, respectively................................................................     8,964,905    13,036,551
  Due from principal stockholder......................................................        81,265       196,188
  Deferred taxes......................................................................       554,776     1,119,531
  Prepaid expenses and other current assets...........................................       183,279       565,679
                                                                                        ------------  ------------
    Total current assets..............................................................    18,808,240    36,386,689
Property and equipment, net...........................................................     1,389,843     1,864,535
Due from principal stockholder........................................................       108,640       420,581
Intangible assets, net................................................................            --    20,932,685
Deferred taxes........................................................................       212,922            --
Other assets..........................................................................        46,876        73,431
                                                                                        ------------  ------------
                                                                                        $ 20,566,521  $ 59,677,921
                                                                                        ------------  ------------
                                                                                        ------------  ------------
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable....................................................................  $    455,015  $    401,026
  Income taxes payable................................................................       707,934     1,498,725
  Accrued expenses....................................................................     4,567,009     7,142,979
  Deferred revenue....................................................................     6,136,460    10,839,084
                                                                                        ------------  ------------
    Total current liabilities.........................................................    11,866,418    19,881,814
Deferred revenue, net of current portion..............................................     1,715,349     1,532,905
Deferred taxes........................................................................            --       158,152
                                                                                        ------------  ------------
    Total liabilities.................................................................    13,581,767    21,572,871
                                                                                        ------------  ------------
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding
  Common stock, $0.001 par value; 60,000,000 shares authorized; 16,960,500 and
    20,401,126 shares issued and outstanding in fiscal 1998 and 1999, respectively....        16,961        20,401
  Additional paid-in capital..........................................................     5,102,542    28,517,972
  Deferred stock-based compensation...................................................    (3,098,197)   (1,339,030)
  Notes receivable from stockholders..................................................    (1,840,500)   (3,233,374)
  Accumulated other comprehensive losses..............................................       (30,604)      (25,578)
  Retained earnings...................................................................     6,834,552    14,164,659
                                                                                        ------------  ------------
    Total stockholders' equity........................................................     6,984,754    38,105,050
                                                                                        ------------  ------------
                                                                                        $ 20,566,521  $ 59,677,921
                                                                                        ------------  ------------
                                                                                        ------------  ------------

          See accompanying notes to consolidated financial statements

                             SERENA SOFTWARE, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                          FISCAL YEAR ENDED JANUARY 31,
                                                        ----------------------------------
                                                           1997        1998        1999
                                                        ----------  ----------  ----------
Revenue:
  Software licenses (includes related party amounts of
    $2,848,572, $5,492,184 and $3,762,455 in fiscal
    1997, 1998 and 1999, respectively)................  $8,228,650  $17,838,946 $27,199,243
  Maintenance (includes related party amounts of
    $2,896,670, $4,175,191 and $3,060,770 in fiscal
    1997, 1998 and 1999, respectively)................   8,730,172  12,257,724  16,959,714
  Professional services...............................     495,251   2,050,366   4,157,501
                                                        ----------  ----------  ----------
    Total revenue.....................................  17,454,073  32,147,036  48,316,458
                                                        ----------  ----------  ----------
Cost of revenue:
  Software licenses...................................   1,298,338   1,086,820   2,206,898
  Maintenance.........................................   3,502,572   4,009,823   4,523,796
  Professional services...............................     406,051   1,716,597   3,532,736
                                                        ----------  ----------  ----------
    Total cost of revenue.............................   5,206,961   6,813,240  10,263,430
                                                        ----------  ----------  ----------
    Gross profit......................................  12,247,112  25,333,796  38,053,028
                                                        ----------  ----------  ----------
Operating expenses:
  Sales and marketing.................................   4,605,138   7,946,797  13,861,711
  Research and development............................   4,320,905   5,517,787   4,465,527
  General and administrative..........................   2,295,586   3,295,842   3,932,687
  Stock-based compensation............................          --     879,803   2,498,608
  Amortization of intangible assets...................          --          --     738,670
                                                        ----------  ----------  ----------
    Total operating expenses..........................  11,221,629  17,640,229  25,497,203
                                                        ----------  ----------  ----------
Operating income......................................   1,025,483   7,693,567  12,555,825
Interest and other income, net........................     115,223     321,061     929,487
                                                        ----------  ----------  ----------
  Income before income taxes..........................   1,140,706   8,014,628  13,485,312
Income taxes..........................................     278,332   3,253,490   6,155,205
                                                        ----------  ----------  ----------
  Net income..........................................     862,374   4,761,138   7,330,107
Translation adjustment................................     (25,782)     (2,001)      5,026
                                                        ----------  ----------  ----------
  Comprehensive income................................  $  836,592  $4,759,137  $7,335,133
                                                        ----------  ----------  ----------
                                                        ----------  ----------  ----------
Net income per share:
  Basic...............................................  $     0.05  $     0.31  $     0.43
                                                        ----------  ----------  ----------
                                                        ----------  ----------  ----------
  Diluted.............................................  $     0.05  $     0.31  $     0.41
                                                        ----------  ----------  ----------
                                                        ----------  ----------  ----------
Shares used to compute net income per share:
  Basic...............................................  15,750,000  15,247,750  16,930,507
                                                        ----------  ----------  ----------
                                                        ----------  ----------  ----------
  Diluted.............................................  15,750,000  15,272,189  18,021,134
                                                        ----------  ----------  ----------
                                                        ----------  ----------  ----------

          See accompanying notes to consolidated financial statements

                             SERENA SOFTWARE, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

               FISCAL YEARS ENDED JANUARY 31, 1997, 1998 AND 1999

                                                                                             NOTES       ACCUMULATED
                                          COMMON STOCK        ADDITIONAL     DEFERRED      RECEIVABLE       OTHER
                                     ----------------------    PAID-IN      STOCK-BASED       FROM      COMPREHENSIVE     RETAINED
                                       SHARES      AMOUNT      CAPITAL     COMPENSATION   STOCKHOLDERS      LOSSES        EARNINGS
                                     -----------  ---------  ------------  -------------  ------------  --------------  ------------
Balance as of January 31, 1996.....   15,750,000  $  15,750  ($    14,747)           --            --     ($   2,821)   $  1,211,040
Net income.........................           --         --            --            --            --             --         862,374
Translation adjustment.............           --         --            --            --            --        (25,782)             --
                                     -----------  ---------  ------------  -------------  ------------  --------------  ------------
Balance as of January 31, 1997.....   15,750,000     15,750       (14,747)           --            --        (28,603)      2,073,414
Repurchase of common stock.........     (630,000)      (630)     (699,370)           --            --             --              --
Issuance of restricted common stock
  for notes receivable.............    1,840,500      1,841     5,519,659    (3,681,000)   (1,840,500)            --              --
Deferred stock-based compensation
  related to grants of stock
  options..........................           --         --       297,000      (297,000)           --             --              --
Amortization of stock-based
  compensation.....................           --         --            --       879,803            --             --              --
Net income.........................           --         --            --            --            --             --       4,761,138
Translation adjustment.............           --         --            --            --            --         (2,001)             --
                                     -----------  ---------  ------------  -------------  ------------  --------------  ------------
Balance as of January 31, 1998.....   16,960,500     16,961     5,102,542    (3,098,197)   (1,840,500)       (30,604)      6,834,552
Issuance of restricted common stock
  for notes receivable.............      253,126        253     1,492,245      (233,069)   (1,259,429)            --              --
Deferred stock-based compensation
  related to grants of stock
  options..........................           --         --       506,372      (506,372)           --             --              --
Amortization of stock-based
  compensation.....................           --         --            --     2,498,608            --             --              --
Issuance of common stock under
  Optima acquisition...............    3,187,500      3,187    21,416,813            --            --             --              --
Accrued interest on note
  receivable.......................           --         --            --            --      (133,445)            --              --
Net income.........................           --         --            --            --            --             --       7,330,107
Translation adjustment.............           --         --            --            --            --          5,026              --
                                     -----------  ---------  ------------  -------------  ------------  --------------  ------------
Balance as of January 31, 1999.....   20,401,126  $  20,401  $ 28,517,972   $(1,339,030)   $(3,233,374)   $  (25,578)   $ 14,164,659
                                     -----------  ---------  ------------  -------------  ------------  --------------  ------------
                                     -----------  ---------  ------------  -------------  ------------  --------------  ------------


                                        TOTAL
                                     STOCKHOLDERS'
                                        EQUITY
                                     ------------
Balance as of January 31, 1996.....   $1,209,222
Net income.........................      862,374
Translation adjustment.............      (25,782)
                                     ------------
Balance as of January 31, 1997.....    2,045,814
Repurchase of common stock.........     (700,000)
Issuance of restricted common stock
  for notes receivable.............           --
Deferred stock-based compensation
  related to grants of stock
  options..........................           --
Amortization of stock-based
  compensation.....................      879,803
Net income.........................    4,761,138
Translation adjustment.............       (2,001)
                                     ------------
Balance as of January 31, 1998.....    6,984,754
Issuance of restricted common stock
  for notes receivable.............           --
Deferred stock-based compensation
  related to grants of stock
  options..........................           --
Amortization of stock-based
  compensation.....................    2,498,608
Issuance of common stock under
  Optima acquisition...............   21,420,000
Accrued interest on note
  receivable.......................     (133,445)
Net income.........................    7,330,107
Translation adjustment.............        5,026
                                     ------------
Balance as of January 31, 1999.....   $38,105,050
                                     ------------
                                     ------------

          See accompanying notes to consolidated financial statements

                             SERENA SOFTWARE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                       FISCAL YEAR ENDED JANUARY 31, 1999

                                                                                FISCAL YEARS ENDED JANUARY 31,
                                                                            --------------------------------------
                                                                               1997         1998          1999
                                                                            -----------  -----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income..............................................................  $   862,374  $ 4,761,138  $  7,330,107
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation..........................................................      327,648      430,664       646,012
    Deferred income taxes.................................................        2,208     (462,876)     (193,681)
    Increase in allowance for bad debts...................................           --      167,682       113,972
    (Gain) loss on sale of property and equipment.........................           --       58,130         5,379
    Accrued interest on note receivable...................................           --           --      (133,445)
    Amortization of deferred stock-based compensation.....................           --           --     2,498,608
    Amortization of intangible assets.....................................           --      879,803       738,670
    Changes in operating assets and liabilities:
      Accounts receivable.................................................      (98,782)  (6,421,099)   (4,251,819)
      Prepaid expenses and other assets...................................     (130,210)    (139,364)      247,274
      Accounts payable....................................................      (25,094)     196,598       (51,345)
      Income taxes payable................................................      142,297      565,637       791,324
      Accrued expenses....................................................      154,877    2,675,790     2,555,660
      Deferred revenue....................................................    1,407,578    2,956,545     4,639,576
                                                                            -----------  -----------  ------------
        Net cash provided by operating activities.........................    2,642,896    5,668,648    14,936,292
                                                                            -----------  -----------  ------------
CASH FLOWS USED IN INVESTING ACTIVITIES:
  Purchases of property and equipment.....................................     (676,420)    (567,469)   (1,138,630)
  Cash and cash equivalents acquired in Optima acquisition................           --           --       439,092
  Issuance of notes due from stockholder..................................     (750,000)    (130,000)     (600,000)
  Payment of notes due from stockholder...................................           --      723,947       173,136
                                                                            -----------  -----------  ------------
        Net cash (used in) provided by investing activities...............   (1,426,420)      26,478    (1,126,402)
                                                                            -----------  -----------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repurchase of common stock..............................................           --     (700,000)           --
  Payment of notes to stockholders of Optima..............................           --           --    (1,350,000)
                                                                            -----------  -----------  ------------
        Net cash used in financing activities.............................           --     (700,000)   (1,350,000)
                                                                            -----------  -----------  ------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH...................................      (25,782)      (2,001)      (15,165)
                                                                            -----------  -----------  ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS.................................    1,190,694    4,993,125    12,444,725
Cash and cash equivalents at beginning of year............................    2,840,196    4,030,890     9,024,015
                                                                            -----------  -----------  ------------
Cash and cash equivalents at end of year..................................  $ 4,030,890  $ 9,024,015  $ 21,468,740
                                                                            -----------  -----------  ------------
                                                                            -----------  -----------  ------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid.........................................................  $   119,200  $ 3,106,632  $  5,540,277
                                                                            -----------  -----------  ------------
                                                                            -----------  -----------  ------------
NONCASH INVESTING AND FINANCING ACTIVITY:
  Restricted stock issued in exchange for notes receivable................           --  $ 1,840,500  $  1,492,498
                                                                            -----------  -----------  ------------
                                                                            -----------  -----------  ------------
  Issuance of common stock and notes for acquisition of Optima Software,
    Inc...................................................................           --           --  $ 21,420,000
                                                                            -----------  -----------  ------------
                                                                            -----------  -----------  ------------

          See accompanying notes to consolidated financial statements

                             SERENA SOFTWARE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FISCAL YEARS ENDED JANUARY 31, 1997, 1998, AND 1999

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (A) DESCRIPTION OF BUSINESS

    SERENA Software, Inc. (the "Company") is a leading provider of software change management products and services for managing and controlling change throughout the software application lifecycle. Its principal markets are North America and Europe. Export sales represented approximately 15%, 15%, and 17% of revenue in fiscal 1997, 1998 and 1999, respectively.

    (B) PRINCIPLES OF CONSOLIDATION

    The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

    (C) FOREIGN CURRENCY TRANSLATION

    The functional currency of the Company's U.K. subsidiary is the British pound. This foreign subsidiary's financial statements are translated using current exchange rates for balance sheet accounts and average rates for income statement accounts. Translation adjustments are recorded as accumulated other comprehensive losses in stockholders' equity. Foreign currency transaction gains and (losses) are included in other income, and totaled $(5,000), $74,000, and $17,000 in fiscal 1997, 1998 and 1999, respectively.

    (D) CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid investments purchased with remaining maturities of three months or less at the date of purchase to be cash equivalents. As of January 31, 1998 and 1999, cash equivalents consisted of commercial paper and money market funds.

    (E) PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, generally three to five years. Recoverability of property and equipment is measured by comparison of the carrying amount to future net cash flows the property and equipment are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the difference between the carrying amount of the property and equipment and its fair value. To date, the Company has made no adjustments to the carrying values of its long-lived assets.

    (F) INTANGIBLE ASSETS

    Intangible assets include workforce, non-compete, and goodwill associated with the acquisition of Optima Software, Inc, and are amortized using the straight-line method over the estimated useful lives of the related assets, from 6 months to 15 years.

    (G) SOFTWARE DEVELOPMENT COSTS

    Development costs related to software products are expensed as incurred until technological feasibility of the product has been established. Based on the Company's product development process, technological feasibility is established upon completion of a working model. Costs incurred by the Company between

                             SERENA SOFTWARE, INC.

              FISCAL YEARS ENDED JANUARY 31, 1997, 1998, AND 1999

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) completion of the working model and the point at which the product is ready for general release have not been significant, and, accordingly, no costs have been capitalized.

    (H) INCOME TAXES

    Income taxes are recorded using the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

    (I) CONCENTRATIONS OF CREDIT RISK

    Financial instruments, potentially subjecting the Company to concentrations of credit risk, consist primarily of temporary cash investments and accounts receivable. The Company places its temporary cash investments with two major financial institutions. The Company maintains an allowance for potential credit losses on customer accounts.

    (J) FAIR VALUE OF FINANCIAL INSTRUMENTS

    The fair value of the Company's cash and cash equivalents, accounts receivable, and accounts payable approximate their respective carrying amounts.

    (K) USE OF ESTIMATES

    The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    (L) REVENUE RECOGNITION

    The Company sells its products to its distributors and end users under license agreements. Each new license includes maintenance, which includes the right to receive telephone support and unspecified upgrades and enhancements, for a one-year period. The fee associated with such agreements is allocated between software license revenue and maintenance revenue based on their respective fair values. Software license revenue from these agreements is recognized upon receipt and acceptance of a signed contract and delivery of the software, provided the related fee is fixed and determinable, collectibility of the revenue is probable and the arrangement does not involve significant customization of the software. If an acceptance period is required, revenue is recognized upon the earlier of customer acceptance or the expiration of the acceptance period, as defined in the applicable software license agreement.

    The Company recognizes maintenance revenue ratably over the life of the related contract, generally 12 months. Maintenance contracts on perpetual licenses are available annually. The Company typically invoices and collects maintenance revenue on an annual basis at the anniversary date of the license. Service

                             SERENA SOFTWARE, INC.

              FISCAL YEARS ENDED JANUARY 31, 1997, 1998, AND 1999

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) and other revenue includes fees derived from the delivery of training, installation, and consulting services. Revenue from training, installation, and consulting services is recognized as the related services are performed. Deferred revenue represents amounts received by the Company in advance of product delivery or service performance.

    (M) STOCK-BASED COMPENSATION

    The Company uses the intrinsic value method to account for stock-based compensation. The Company amortizes deferred stock-based compensation on an accelerated basis in accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 28.

    (N) NET INCOME PER SHARE

    Basic net income per share is computed using the weighted-average number of shares of common stock. Diluted net income per share is computed using the weighted-average number of shares of common stock outstanding and, when dilutive, common equivalent shares from restricted stock and options to purchase common stock using the treasury stock method.

    (O) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSSES)

    Accumulated other comprehensive income (losses) consists entirely of cumulative translation adjustments resulting from the Company's application of its foreign currency translation policy. The tax effects of translation adjustments were not significant during any of the periods presented.

    (P) SEGMENT REPORTING

    In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 131 establishes standards for the manner in which public companies report information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The method for determining what information to report is based on the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance. The Company's chief operating decision-maker is considered to be the Company's chief executive officer (CEO). The CEO reviews financial information presented on an entity level basis accompanied by disaggregated information about revenues by product type and certain information about geographic regions for purposes of making operating decisions and assessing financial performance. The entity level financial information is identical to the information presented in the accompanying statements of operations. Therefore, the Company has determined that it operates in a single operating segment: change management software.

    (Q) RECENT ACCOUNTING PRONOUNCEMENTS

    The FASB recently issued Statement of Financial Accounting Standards ("SFAS") No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under SFAS No. 133, entities are required to carry all derivative instruments in the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and

                             SERENA SOFTWARE, INC.

              FISCAL YEARS ENDED JANUARY 31, 1997, 1998, AND 1999

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) qualifies as part of a hedging relationship and, if so, the reason for holding it. The Company must adopt SFAS No. 133 by August 1, 1999. The Company does not anticipate that SFAS No. 133 will have an effect on its financial statements.

    In March 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE. SOP 98-1 requires that certain costs during the design, coding, installation to hardware, and testing be capitalized. Internal and external costs associated with the preliminary project stage and the post-implementation/operation stage should be expensed as incurred. The Company will adopt this statement in 1999. The adoption of SOP 98-1 is not expected to have a material impact on results of operations and financial condition.

    In December 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-9, SOFTWARE REVENUE RECOGNITION, WITH RESPECT TO CERTAIN ARRANGEMENTS. SOP 98-9 requires recognition of revenue using the "residual method" in a multiple-element arrangement when fair value does not exist for one or more of the delivered elements in the arrangement. Under the residual method, the total fair value of the undelivered elements is deferred and subsequently recognized in accordance with SOP 97-2. The Company does not expect a material change to its accounting for revenues as a result of the provisions of SOP 98-9.

(2) PROPERTY AND EQUIPMENT

    Property and equipment consists of the following:

                                                           JANUARY 31,
                                                       --------------------
                                                         1998       1999
                                                       ---------  ---------
Computers and equipment..............................  $1,714,960 $2,375,022
Furniture and fixtures...............................    399,145    849,550
Automobiles..........................................    107,110    107,110
                                                       ---------  ---------
                                                       2,221,215  3,331,682
Less accumulated depreciation........................    831,372  1,467,147
                                                       ---------  ---------
                                                       $1,389,843 $1,864,535
                                                       ---------  ---------
                                                       ---------  ---------

(3) INTANGIBLE ASSETS

    Intangible assets consist of the following:

                                                                JANUARY 31,
                                                           ---------------------
                                                             1998        1999
                                                           ---------  ----------
Work-force-in-place......................................  $      --  $  300,000
Noncompete agreement.....................................         --     200,000
Goodwill.................................................         --  21,171,355
                                                           ---------  ----------
                                                                  --  21,671,355
Less accumulated depreciation............................         --     738,670
                                                           ---------  ----------
                                                           $      --  $20,932,685
                                                           ---------  ----------
                                                           ---------  ----------

                             SERENA SOFTWARE, INC.

              FISCAL YEARS ENDED JANUARY 31, 1997, 1998, AND 1999

(4) ACCRUED EXPENSES

    Accrued expenses consists of the following:

                                                           JANUARY 31,
                                                       --------------------
                                                         1998       1999
                                                       ---------  ---------
Profit sharing.......................................  $1,443,014 $ 617,190
Management incentive bonuses.........................    816,476    721,621
Payroll-related items................................    242,365    525,470
Royalties............................................    655,958  1,510,967
Commissions..........................................    592,527  1,378,296
Other................................................    816,669  2,389,435
                                                       ---------  ---------
                                                       $4,567,009 $7,142,979
                                                       ---------  ---------
                                                       ---------  ---------

(5) STOCKHOLDERS' EQUITY

    (A) REPURCHASE OF COMMON STOCK

    In April 1997, the Company repurchased 630,000 shares of its common stock for cash at a price of $1.11 per share from a founder.

    (B) STOCK SPLITS AND REINCORPORATION

    In June 1997, the Company's Board of Directors authorized a 70,000 to 1 stock split. In July 1998 and again in November 1998, the Company's Board of Directors authorized a 3-for-2 stock split. In January 1999, the Company reincorporated in the State of Delaware. Share information has been restated in the accompanying consolidated financial statements to reflect the reincorporation and stock splits for all periods presented.

    (C) RESTRICTED STOCK AGREEMENTS

    In January 1998, the Company issued 1,840,500 shares of restricted common stock to certain officers at $1.00 per share in exchange for full recourse notes. In March 1998, the Company issued 56,250 shares of restricted common stock to a director at $1.44 per share in exchange for a full recourse note. Restrictions lapse over three or four years, depending upon the individual, based on continued employment or service on the Board of Directors. In the event an employee is terminated or the director leaves the service of the Board, the Company has the right to repurchase, for a price equal to the individual's original purchase price, any remaining restricted shares held by the individual.

    In connection with restricted common stock issued in January 1998, the Company recorded deferred stock-based compensation of $3,681,000 representing the difference between the issuance price and the fair value of the Company's common stock at the date of issuance. An additional $158,063 of deferred stock-based compensation was recorded for the March 1998 issuance. These amounts are being amortized over the restriction period of the individual shares. Amortization of deferred stock-based compensation related to restricted common stock of $879,803 and $2,498,608 was recognized in fiscal 1998 and 1999, respectively.

                             SERENA SOFTWARE, INC.

              FISCAL YEARS ENDED JANUARY 31, 1997, 1998, AND 1999

(5) STOCKHOLDERS' EQUITY (CONTINUED)
    (D) NET INCOME PER SHARE

    The following is a reconciliation of the shares used in the computation of basic and diluted net income per share:

                                                            FISCAL YEAR ENDED JANUARY 31,
                                                           -------------------------------
                                                             1997       1998       1999
                                                           ---------  ---------  ---------
Basic net income per share - weighted average number of
  common shares outstanding..............................  15,750,000 15,247,750 16,930,507
Effect of potentially dilutive securities outstanding -
  restricted stock and options...........................         --     24,439  1,090,627
                                                           ---------  ---------  ---------
Shares used in diluted net income per share
  computation............................................  15,750,000 15,272,189 18,021,134
                                                           ---------  ---------  ---------
                                                           ---------  ---------  ---------

    Options to purchase shares of common stock at an average share price which is greater than the average market price of the shares are not included in the computation of diluted EPS because the effect of their inclusion would have been antidilutive. For each of the years ended January 31, 1999 and 1998, there were no options excluded from the computation of diluted EPS.

                             SERENA SOFTWARE, INC.

              FISCAL YEARS ENDED JANUARY 31, 1997, 1998, AND 1999

(6) INCOME TAXES

    Income taxes are as follows:

                                                            FISCAL YEAR ENDED JANUARY 31,
                                                       ---------------------------------------
                                                          1997          1998          1999
                                                       -----------  ------------  ------------
Current:
  Federal............................................  $   267,376  $  3,135,927  $  5,396,693
  State..............................................        3,171       554,436       908,646
  Foreign............................................        5,577        26,003        43,553
                                                       -----------  ------------  ------------
                                                           276,124     3,716,366     6,348,892
                                                       -----------  ------------  ------------

Deferred:
  Federal............................................       (9,427)     (361,220)     (204,108)
  State..............................................        8,433      (101,656)       10,427
  Foreign............................................        3,202            --            --
                                                       -----------  ------------  ------------
                                                             2,208      (462,876)     (193,681)
                                                       -----------  ------------  ------------

    Total income taxes...............................  $   278,332  $  3,253,490  $  6,155,211
                                                       -----------  ------------  ------------
                                                       -----------  ------------  ------------

    The Company's effective tax rate differs from the statutory federal income tax rate of 34% for fiscal years 1997 and 1998, and 35% for fiscal 1999, primarily due to the following:

                                             FISCAL YEAR ENDED JANUARY 31,
                                            -------------------------------
                                              1997       1998       1999
                                            ---------  ---------  ---------
Tax expense at federal statutory rate.....  $ 387,839  $2,724,974 $4,719,859
Research and experimentation credit.......   (158,663)  (233,996)  (263,062)
State tax, net of federal benefit.........      7,659    298,833    597,398
Foreign sales corporation benefit.........         --    (53,208)   (80,330)
Nondeductible stock-based compensation....         --    299,132    874,513
Nondeductible intangible asset
  amortization............................         --         --    258,535
Other.....................................     41,497    217,755     48,298
                                            ---------  ---------  ---------
  Total income taxes......................  $ 278,332  $3,253,490 $6,155,211
                                            ---------  ---------  ---------
                                            ---------  ---------  ---------

    Undistributed earnings of foreign subsidiaries for which U.S. income taxes have not been provided were immaterial during the periods presented.

                             SERENA SOFTWARE, INC.

              FISCAL YEARS ENDED JANUARY 31, 1997, 1998, AND 1999

(6) INCOME TAXES (CONTINUED)
    The Company's net deferred tax assets are summarized as follows:

                                                           JANUARY 31,
                                                       --------------------
                                                         1998       1999
                                                       ---------  ---------
Deferred tax assets:
  Allowance for doubtful accounts....................  $  83,143  $ 129,964
  Accrued expenses...................................    321,911    551,590
  Cash to accrual adjustments........................    274,643    136,104
  Sales taxes........................................    111,608    278,647
  Other..............................................     24,411     31,783
                                                       ---------  ---------
    Total deferred tax assets........................    815,716  1,128,088
Deferred tax liability--property and equipment.......    (48,018)  (166,709)
                                                       ---------  ---------
  Net deferred tax assets............................  $ 767,698  $ 961,379
                                                       ---------  ---------
                                                       ---------  ---------

(7) EMPLOYEE BENEFIT PLANS

    (A) RETIREMENT PLAN

    The Company has a defined contribution retirement plan for all eligible employees. Participants may make contributions to the plan in accordance with provisions of the plan. The Company may make discretionary contributions to the plan. For the years ended January 31, 1997, 1998, and 1999, the Company made contributions of $196,329, $285,486, and $558,528, respectively. Such contributions generally vest over six years.

    (B) STOCK OPTION PLAN

    In October 1997, the Company's Board of Directors approved the Company's 1997 Stock Option and Incentive Plan (the Plan). The Plan allows for grants to officers, directors and employees of the Company incentive stock options, nonqualified stock options and restricted stock. Options are generally granted for a 10-year term (5 years if the employee is more than a 10% shareholder) and generally vest over 4 years. Options are generally granted at fair market value (110% of fair market value if optionee is a more than a 10% shareholder), as determined by the Board of Directors. Restricted stock may be granted pursuant to the Plan, as evidenced by agreement and determined by the Board of Directors.

    The Plan automatically terminates in September 2007. Each option and award granted under the Plan will remain in effect until such option or award has been satisfied by the issuance of shares or terminated in accordance with its terms and the terms of the Plan.

                             SERENA SOFTWARE, INC.

              FISCAL YEARS ENDED JANUARY 31, 1997, 1998, AND 1999

(7) EMPLOYEE BENEFIT PLANS (CONTINUED)
    Stock option activity under the Plan is as follows:

                                                                                                 WEIGHTED-AVERAGE
                                                    SHARES                                          GRANT DATE
                                                   AVAILABLE       OPTIONS    WEIGHTED-AVERAGE      FAIR VALUE
                                                   FOR GRANT     OUTSTANDING   EXERCISE PRICE        PER SHARE
                                                ---------------  -----------  -----------------  -----------------
Shares reserved...............................       3,375,000           --
Restricted stock issued--Note 5(c)............      (1,840,500)          --
Granted with an exercise price below the fair
  value of common stock.......................        (204,750)     204,750       $    1.00          $    3.00
                                                ---------------  -----------
Balances as of January 31, 1998...............       1,329,750      204,750            1.00               3.00
Authorized....................................         675,000           --
Restricted stock issued--Note 5(c)............         (56,250)          --
Granted with an exercise price below the fair
  value of common stock.......................        (101,250)     101,250            1.54               4.11
Granted with an exercise price equal to the
  fair value of common stock..................      (1,182,650)   1,182,650            5.93               5.93
Cancelled.....................................         104,500     (104,500)           3.27
Exercised.....................................                     (196,876)           5.98
                                                ---------------  -----------
Balances as of January 31, 1999...............         769,100    1,187,274            4.91
                                                ---------------  -----------
                                                ---------------  -----------

    In connection with options granted in January 1998, the Company has recorded deferred stock-based compensation of $297,000 representing the difference between the exercise price and the fair value of the Company's common stock at the date of grant. An additional $506,372 of deferred stock-based compensation was recorded for options issued during fiscal 1999. The amount is being amortized over the vesting period of the individual options, generally 4 years. Stock-based compensation related to options to purchase common stock of $14,575 and $419,704 was recognized in fiscal 1998 and 1999, respectively. The grant date fair value per share was determined by management after considering a number of factors, including a prior cash transaction for the Company's common stock, an appraisal performed by an outside consultant, the methodologies used by the Company's underwriters to establish the anticipated IPO price, the effect of the Optima acquisition and the Company's operating results and future prospects.

    On November 2, 1998 and November 19, 1998 the Company granted options to purchase 376,290 and 178,500 shares of common stock, respectively, with an exercise price of $7.00 per share. On December 2, 1998, the Company granted options to purchase an additional 32,500 shares of common stock at $9.00 per share. On January 7, 1999, the Company granted options to purchase an additional 22,000 shares of common stock at $10.00 per share. Finally, on February 17, 1999, the Company granted options to purchase an additional 55,500 shares of common stock at $14.75 per share. The fair value of the Company's common stock on the date of grant for such options was estimated principally using the midpoint of the offering range adjusted for the change in comparable company price-to-earnings multiples between the grant date and the date the midpoint was established. Fair value per share of the Company's common stock was determined to be $7.25, $7.85, $9.00, $10.00 and $14.75 as of November 2 and 19, 1998,
December 2, 1998, January 7, 1999 and February 17, 1999, respectively.

                             SERENA SOFTWARE, INC.

              FISCAL YEARS ENDED JANUARY 31, 1997, 1998, AND 1999

(7) EMPLOYEE BENEFIT PLANS (CONTINUED)
    Had compensation expense for the Company's stock-based compensation plans, including the restricted stock discussed in Note 5(c), been determined consistent with SFAS No. 123 using the minimum value option-pricing model, the Company's net income in fiscal 1998 or 1999 would not have been materially affected. Assumptions used for fiscal 1998 and 1999 were as follows: no expected dividends; an average risk-free interest rate of 5.9%; and an average expected restricted stock or option term of 4.5 years. As of January 31, 1998 and 1999, the weighted average exercise price and weighted-average remaining contractual life of outstanding options was $1.00 and 4.4 years and $4.91 and 9.5 years, respectively. As of January 31, 1998 none of the outstanding options were exercisable and as of January 31, 1999 37,124 shares of outstanding options were excercisable. The weighted-average fair value of options granted in fiscal 1998 and 1999 was $2.00 and $1.69 per share, respectively.

(8) COMMITMENTS AND CONTINGENCIES

    (A) LEASES

    The Company has remaining noncancelable operating lease agreements for office space that expire in 2001 and 2002. Minimum lease payments for the three succeeding years as of January 31, 1999, are as follows:

FISCAL YEAR ENDING JANUARY 31,
--------------------------------------------------------------------------------
2000............................................................................  $    753,194
2001............................................................................       711,191
2002............................................................................       530,552
                                                                                  ------------
                                                                                  $  1,994,937
                                                                                  ------------
                                                                                  ------------

    Rent expense was $357,262, $454,087, and $616,238 for the fiscal years ended January 31, 1997, 1998, and 1999, respectively.

    (B) LICENSING AND OTHER AGREEMENTS

    The Company has commitments under licensing agreements that provide for payments based on revenues of certain products. For the fiscal years ended January 31, 1997, 1998, and 1999, the Company's fees paid or accrued under these license agreements were $1,425,918, $2,075,083 and $3,790,887, respectively.

                             SERENA SOFTWARE, INC.

              FISCAL YEARS ENDED JANUARY 31, 1997, 1998, AND 1999

(8) COMMITMENTS AND CONTINGENCIES (CONTINUED)

    The Company had a Marketing Agreement with Sterling Software, Inc. (Sterling). Pursuant to the Marketing Agreement, Sterling was granted the exclusive right to market and sell the Company's COMPAREX software product and was obligated to pay the Company a license fee of 50% of all license and maintenance revenues. Pursuant to a Termination Agreement dated September 20, 1995, Sterling forfeited all rights relating to the Company's COMPAREX software product. The Company was obligated to pay Sterling a certain percentage of maintenance revenues related to maintenance agreement renewals for existing Sterling customers through September 1996. In addition, pursuant to an amended Termination Agreement, dated September 30, 1996, the Company paid Sterling $1,250,000, representing payment in full for all maintenance renewals in lieu of any further payments, as set forth in the original Termination Agreement. The Company recorded the termination payment as a cost of revenue in the year ended January 31, 1997.

    The Company had a Marketing Agreement with Optima Software, Inc. (Optima). The principal stockholder of the Company owned 15% of the capital stock of Optima. Pursuant to the Marketing Agreement, the Company granted the exclusive right within most jurisdictions to market and sell SERENA's CHANGE MAN software product to Optima. The Company was entitled to license fees of 40% and 75% upon initial sales of software licenses and maintenance and renewal maintenance, respectively. For the years ended January 31, 1997, 1998, and 1999, revenues under this license agreement were $5,745,242, $9,667,375, and $6,823,225, respectively.

    The Company's U.K. subsidiary (Serena-UK) had a reseller agreement with Optima. Pursuant to the agreement, Serena-UK has a non-exclusive right to market and license CHANGE MAN to end users in the U.K. Serena-UK was required to pay a license fee of 30% for all new license agreements and 50% for all maintenance renewals sold under the terms of the agreement.

    License fee expense associated with the agreement totaled $17,039, $203,804, and $317,578 for the fiscal years ended January 31, 1997, 1998, and 1999, respectively.

    (C) LITIGATION

    In September 1998, Compuware Corporation, or Compuware, filed suit against the Company in the United States District Court for the Eastern District of Michigan seeking unspecified compensatory damages, costs and attorneys fees, and injunctive relief based on allegations of copyright infringement, trade secret misappropriation and various tort claims related to the sale of the Company's STARTOOL and STARWARP products. Compuware served the complaint on the Company on November 18, 1998. Due to the nature of litigation generally and because the lawsuit brought by Compuware is at an early stage, management cannot ascertain the availability of injunctive relief or other equitable remedies or estimate the total expenses, possible damages or settlement value, if any, that may ultimately be incurred in connection with Compuware's suit. However, management believes, based on the advice of counsel, that the Company has meritorious defenses to the allegations contained in Compuware's complaint. The Company believes that this matter will not have a material adverse effect on its results of operations or financial condition.

                             SERENA SOFTWARE, INC.

              FISCAL YEARS ENDED JANUARY 31, 1997, 1998, AND 1999

(9) DUE FROM PRINCIPAL STOCKHOLDER

    In March 1996, the Company advanced $250,000 to its principal stockholder and received an unsecured promissory note to be paid in three equal annual installments of principal and interest on March 15, 1997, March 15, 1998, and March 15, 1999, with a stated interest rate of 10% per annum. All outstanding principal and accrued interest with respect to the third and final installment on this note was accelerated and paid off early in October 1998. Accordingly, as of January 31, 1998 and 1999, $189,905 and $0, respectively, of principal and accrued interest was outstanding.

    In November 1996, the Company advanced $500,000 to its principal stockholder in exchange for an unsecured promissory note due upon the earlier of the sale of his residence or November 13, 1997, with a stated interest rate of 10% per annum. Principal and accrued interest was paid in full during fiscal 1998.

    In July 1998, the Company advanced $600,000 to its principal stockholder in exchange for a promissory note secured by shares of the Company's common stock. The loan accrues interest at 5.56%. The principal and interest are due and payable in three equal installments of $222,641 payable on the annual anniversary of the funding of the loan. As of January 31, 1999, $616,874 of principal and accrued interest was outstanding. All outstanding principal and accrued interest was paid in full in March 1999.

    Interest income on amounts due from the principal stockholder was $33,852, $35,769 and $29,934 for fiscal 1997, 1998 and 1999, respectively.

(10) ACQUISITION

    On September 25, 1998, the Company acquired Optima, the primary distributor of the Company's CHANGE MAN software product. Optima will function as a wholly-owned subsidiary of the Company. The acquisition was accounted for using the purchase method of accounting, and accordingly, the results of operations of Optima have been included in the Company's consolidated financial statements from September 25, 1998. The Company acquired all of the outstanding shares of Optima in exchange for the issuance of 3,187,500 shares of the Company's common stock valued at $6.72 per share. The fair value of the shares issued in the Optima acquisition was determined in accordance with Accounting Principles Board Opinion No. 16 and its interpretations and was computed based upon the midpoint of management's estimate of the pre- and post-agreement fair value of the Company's common stock. The transaction was valued at approximately $21.4 million and the allocation of the purchase price was as follows:

Net tangible liabilities.......................................  $ (251,355)
Work-force-in-place............................................     300,000
Noncompete agreement...........................................     200,000
Goodwill.......................................................  21,171,355
                                                                 ----------
  Total purchase price.........................................  $21,420,000
                                                                 ----------
                                                                 ----------

    Work-force-in-place, consisting principally of Optima's sales force, was valued on a replacement cost basis and will be amortized over a six-month period, the period of time the Company estimates would be required to hire, train, and achieve full productivity for a replacement work force. The noncompete agreement was entered into with an Optima officer and founder who will not continue with the combined company. The noncompete agreement was valued based on his anticipated salary and benefits for the

                             SERENA SOFTWARE, INC.

              FISCAL YEARS ENDED JANUARY 31, 1997, 1998, AND 1999

(10) ACQUISITION (CONTINUED)
period of the agreement and will be amortized over the one-year term of the agreement. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired and will be amortized over 15 years. Management determined to use this period after considering that Optima has sold CHANGE MAN profitably since 1988, CHANGE MAN is an integral part of many large company IT infrastructures for managing change to mainframe applications, and customers who purchase and implement CHANGE MAN make a considerable investment, not only in the software, but in the creation of an automated and consistent software change management process. Moreover, management believes this investment has a long lasting effect on IT environments, and annual maintenance releases of CHANGE MAN have consisted principally of bug fixes and updates, including updates to remain compatible with the stable IBM MVS operating system, which was introduced over 20 years ago. Summary unaudited proforma information giving effect to the acquisition of Optima as if it had occurred on February 1, 1997 follows:

                                                                 YEAR ENDED
                                                                JANUARY 31,
                                                            --------------------
                                                              1998       1999
                                                            ---------  ---------
                                                               (IN THOUSANDS)
Revenue...................................................  $  41,315  $  54,069
Net income................................................      3,454      7,623
Basic net income per share................................       0.19       0.45
Diluted net income per share..............................       0.19       0.42

(11) SUBSEQUENT EVENTS

    INITIAL PUBLIC OFFERING. On February 12, 1999, the Company offered and sold 4,000,000 shares of its common stock generating net proceeds of $48,360,000 after underwriting discounts and commissions. On March 12, 1999, the Company's lead underwriter exercised its over-allotment option by acquiring an additional 900,000 shares from the Company generating additional net proceeds to the Company of $10,881,000 after underwriting discounts and commissions. The Company plans to use the proceeds to finance the growth of its operations in general and for other strategic initiatives.

                     REPORT ON FINANCIAL STATEMENT SCHEDULE

The Board of Directors
SERENA Software, Inc.

    Under date of February 22, 1999, we reported on the consolidated balance sheets of SERENA Software, Inc. and subsidiaries as of January 31, 1998 and 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended January 31, 1999, which are included in the January 31, 1999 annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

    In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          KPMG LLP

Mountain View, California
February 22, 1999

                                                                     SCHEDULE II

                             SERENA SOFTWARE, INC.
                       VALUATION AND QUALIFYING ACCOUNTS

                                                                                ADDITONS-
                                                                  BALANCE AT   CHARGES TO                BALANCE AT
                                                                 BEGINNING OF   COSTS AND   DEDUCTIONS-    END OF
DESCRIPTION                                                         PERIOD      EXPENSES     WRITEOFFS     PERIOD
---------------------------------------------------------------  ------------  -----------  -----------  ----------
Year Ended January 31, 1997:
  Allowance for doubtful accounts..............................   $   30,000    $      --    $      --   $   30,000
Year Ended January 31, 1998:
  Allowance for doubtful accounts..............................   $   30,000    $ 200,000    ($ 33,000)  $  197,000
Year Ended January 31, 1999:
  Allowance for doubtful accounts..............................   $  197,000    $ 130,000    ($ 16,000)  $  311,000