Form 10-Q
period 1999-04-30
SERENA SOFTWARE INC
filed 1999-06-14
CIK 1073967

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

  /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1999

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM _____________ TO _____________

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

      500 AIRPORT BOULEVARD, 2ND FLOOR, BURLINGAME, CALIFORNIA 94010-1904
          (Address of principal executive offices, including zip code)

                                  650-696-1800

              (Registrant's telephone number, including area code)

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

    The number of shares of the registrant's Common Stock, par value $0.001, outstanding as of April 30, 1999 was 25,301,126.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           FORWARD LOOKING STATEMENTS

    This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. Actual results could differ materially from those projected in the forward-looking statements as a result of certain factors described herein and in other documents. Readers should pay particular attention to the section of this report entitled "Factors that May Affect Future Results" and should also carefully review the risk factors described in the other documents we file from time to time with the SEC.

                                     INDEX

                                                                                                                  PAGE
                                                                                                                  -----
PART I      FINANCIAL INFORMATION
Item 1      Financial Statements:
            Consolidated Balance Sheets as of April 30, 1999 and January 31, 1999............................           3
            Consolidated Statements of Income for the Three Months Ended April 30, 1999 and 1998.............           4
            Consolidated Statements of Cash Flows for The Three Months Ended April 30, 1999 and 1998.........           5
            Notes to Consolidated Financial Statements.......................................................           6
Item 2      Management's Discussion and Analysis of Results of Operations and Financial Condition............           8
Item 3      Quantitative and Qualitative Disclosures About Market Risk.......................................          25

PART II     OTHER INFORMATION
Item 1      Legal Proceedings................................................................................          26
Item 2      Change in Securities and Use of Proceeds.........................................................          26
Item 3      Defaults Upon Senior Securities..................................................................          26
Item 4      Submission of Matters to a Vote of Security Holders..............................................          26
Item 5      Other Information................................................................................          26
Item 6      Exhibits and Reports on Form 8-K.................................................................          26
            Signatures.......................................................................................          27

                         PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                     SERENA SOFTWARE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                                                             APRIL 30,    JANUARY 31,
                                                                               1999           1999
                                                                           -------------  ------------
                                 ASSETS
Current assets:
  Cash and cash equivalents..............................................  $  61,139,044  $ 21,468,740
  Short-term investments.................................................     23,440,894            --
  Accounts receivable, net of allowance of $386,000 and $311,000 at April
    30 and January 31, 1999, respectively................................     11,381,177    13,036,551
  Due from principal stockholder.........................................             --       196,188
  Deferred taxes.........................................................      1,119,531     1,119,531
  Prepaid expenses and other current assets..............................        869,875       565,679
                                                                           -------------  ------------
    Total current assets.................................................     97,950,521    36,386,689
Property and equipment, net..............................................      1,826,449     1,864,535
Due from principal stockholder...........................................             --       420,581
Intangible assets, net...................................................     20,430,244    20,932,685
Other assets.............................................................         91,970        73,431
                                                                           -------------  ------------
    TOTAL ASSETS.........................................................  $ 120,299,184  $ 59,677,921
                                                                           -------------  ------------
                                                                           -------------  ------------
                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.......................................................  $     142,944  $    401,026
  Income taxes payable...................................................        398,699     1,498,725
  Accrued expenses.......................................................      6,794,515     7,142,979
  Deferred revenue.......................................................     12,954,552    10,839,084
                                                                           -------------  ------------
    Total current liabilities............................................     20,290,710    19,881,814
Deferred revenue, net of current portion.................................      1,358,008     1,532,905
Deferred taxes...........................................................        158,152       158,152
                                                                           -------------  ------------
    Total liabilities....................................................     21,806,870    21,572,871
                                                                           -------------  ------------
Commitments and contingencies

Stockholders' equity:
  Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding
  Common stock, $0.001 par value; 60,000,000 shares authorized;
    25,301,126 and 20,401,126 shares issued and outstanding at April 30
    and January 31, 1999, respectively...................................         25,301        20,401
  Additional paid-in capital.............................................     86,403,945    28,517,972
  Deferred stock-based compensation......................................     (1,012,863)   (1,339,030)
  Notes receivable from stockholders.....................................     (3,280,114)   (3,233,374)
  Accumulated other comprehensive losses.................................         (2,835)      (25,578)
  Retained earnings......................................................     16,358,880    14,164,659
                                                                           -------------  ------------
    Total stockholders' equity...........................................     98,492,314    38,105,050
                                                                           -------------  ------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...........................  $ 120,299,184  $ 59,677,921
                                                                           -------------  ------------
                                                                           -------------  ------------

          See accompanying notes to consolidated financial statements.

                     SERENA SOFTWARE, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

               FOR THE THREE MONTHS ENDED APRIL 30, 1999 AND 1998

                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                  APRIL 30,
                                                         ----------------------------
                                                             1999           1998
                                                         -------------  -------------
Revenue:
  Software licenses....................................  $   6,908,607  $   4,341,152
  Maintenance..........................................      5,294,079      3,651,632
  Professional services................................      2,018,070        647,064
                                                         -------------  -------------
    Total revenue......................................     14,220,756      8,639,848
                                                         -------------  -------------
Cost of revenue:
  Software licenses....................................        688,859        250,670
  Maintenance..........................................      1,335,083        891,781
  Professional services................................      1,557,041        597,203
                                                         -------------  -------------
    Total cost of revenue..............................      3,580,983      1,739,654
                                                         -------------  -------------
    Gross profit.......................................     10,639,773      6,900,194
                                                         -------------  -------------
Operating expenses:
  Sales and marketing..................................      4,262,815      2,380,533
  Research and development.............................      1,366,357      1,000,344
  General and administrative...........................      1,100,801        804,749
  Stock-based compensation.............................        314,814        905,528
  Amortization of intangible assets....................        502,441             --
                                                         -------------  -------------
    Total operating expenses...........................      7,547,228      5,091,154
                                                         -------------  -------------
Operating income.......................................      3,092,545      1,809,040

Interest and other income, net.........................        835,228        150,804
                                                         -------------  -------------
  Income before income taxes...........................      3,927,773      1,959,844
Income taxes...........................................      1,733,551        862,332
                                                         -------------  -------------
  Net income...........................................  $   2,194,222  $   1,097,512
Translation adjustment.................................         22,743         (2,377)
                                                         -------------  -------------
  Comprehensive income.................................  $   2,216,965  $   1,095,135
                                                         -------------  -------------
                                                         -------------  -------------
Net income per share:
  Basic................................................  $        0.09  $        0.07
                                                         -------------  -------------
                                                         -------------  -------------
  Diluted..............................................  $        0.09  $        0.07
                                                         -------------  -------------
                                                         -------------  -------------
Weighted average shares used in per share calculations:
  Basic................................................     23,469,099     15,564,750
                                                         -------------  -------------
                                                         -------------  -------------
  Diluted..............................................     24,890,748     16,251,876
                                                         -------------  -------------
                                                         -------------  -------------

          See accompanying notes to consolidated financial statements.

                     SERENA SOFTWARE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED APRIL 30, 1999 AND 1998

                                  (UNAUDITED)

                                                                            THREE MONTHS
                                                                          ENDED APRIL 30,
                                                                    ----------------------------
                                                                        1999           1998
                                                                    -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income......................................................  $   2,194,222  $   1,097,512
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation..................................................        184,462        130,157
    Deferred income taxes.........................................             --        212,922
    Increase in allowance for bad debts...........................         74,854         15,490
    Accrued interest on notes receivable..........................        (46,740)            --
    Amortization of deferred stock-based compensation.............        314,814        905,528
    Amortization of intangible assets.............................        502,441             --
    Changes in operating assets and liabilities:
      Accounts receivable.........................................      1,562,585      1,867,630
      Prepaid expenses and other assets...........................       (323,564)      (144,231)
      Accounts payable............................................       (251,635)       (33,595)
      Income taxes payable........................................     (1,099,891)       275,197
      Accrued expenses............................................       (336,077)    (2,058,744)
      Deferred revenue............................................      1,958,887      2,296,475
                                                                    -------------  -------------
        Net cash provided by operating activities.................      4,734,358      4,564,341
                                                                    -------------  -------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Purchases of property and equipment.............................       (135,674)       (93,127)
  Purchases of short-term investments.............................    (23,440,894)            --
  Payment of notes due from stockholder...........................        616,769             --
                                                                    -------------  -------------
        Net cash used in investing activities.....................    (22,959,799)       (93,127)
                                                                    -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES--ISSUANCE OF COMMON STOCK....     57,902,226             --
                                                                    -------------  -------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH...........................         (6,481)       (35,463)
                                                                    -------------  -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS.........................     39,670,304      4,435,751
Cash and cash equivalents at beginning of period..................     21,468,740      9,024,015
                                                                    -------------  -------------
Cash and cash equivalents at end of period........................  $  61,139,044  $  13,459,766
                                                                    -------------  -------------
                                                                    -------------  -------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid.................................................  $   2,854,357  $   1,365,000
                                                                    -------------  -------------
                                                                    -------------  -------------

NONCASH INVESTING AND FINANCING ACTIVITY:
  Restricted stock issued in exchange for notes receivable........  $          --  $     238,813
                                                                    -------------  -------------
                                                                    -------------  -------------

          See accompanying notes to consolidated financial statements.

                     SERENA SOFTWARE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

    SERENA Software, Inc. (the "Company") is a leading provider of software change management, or SCM, products and services for managing and controlling change throughout the software application lifecycle. Its principal markets are North America and Europe.

    The accompanying unaudited consolidated financial statements have been prepared on substantially the same basis as the audited consolidated financial statements, and in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for their fair presentation. These unaudited consolidated financial statements and the notes thereto have been prepared in accordance with the Instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all disclosure required by generally accepted accounting principles and Regulation S-X for annual financial statements. For these additional disclosures, readers should refer to the Company's annual report on Form 10-K for the fiscal year ended January 31, 1999. The interim results presented are not necessarily indicative of results for any subsequent quarter or for the fiscal year ended January 31, 2000.

    (1) NET INCOME PER SHARE

    Basic net income per share is computed using the weighted-average number of shares of common stock outstanding. Diluted net income per share is computed using the weighted-average number of shares of common stock outstanding and, when dilutive, common equivalent shares from restricted stock and options to purchase common stock using the treasury stock method.

    The following is a reconciliation of the shares used in the computation of basic and diluted net income per share:

                                                                      THREE MONTHS ENDED
                                                                          APRIL 30,
                                                                 ----------------------------
                                                                     1999           1998
                                                                 -------------  -------------
Basic net income per share--weighted average number of common
  shares outstanding...........................................     23,469,099     15,564,750
Effect of potentially dilutive securities outstanding--
  restricted stock and options.................................      1,421,649        687,126
                                                                 -------------  -------------
Shares used in diluted net income per share computation........     24,890,748     16,251,876
                                                                 -------------  -------------
                                                                 -------------  -------------

    (2) SEGMENT REPORTING

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

    (3) RECENT ACCOUNTING PRONOUNCEMENTS

    The FASB recently issued Statement of Financial Accounting Standards ("SFAS") No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under SFAS No. 133, entities are required to carry all derivative instruments in the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it. The Company must adopt SFAS No. 133 by October 1, 1999. The Company does not anticipate that SFAS No. 133 will have an effect on its financial statements.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

    THIS SECTION OF THE FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS BASED UPON CURRENT EXPECTATIONS THAT INVOLVE RISKS AND UNCERTAINTIES, SUCH AS OUR PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS. OUR ACTUAL RESULTS AND THE TIMING OF CERTAIN EVENTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING THOSE SET FORTH IN THIS SECTION UNDER "FACTORS THAT MAY AFFECT FUTURE RESULTS" AND ELSEWHERE IN, OR INCORPORATED BY REFERENCE INTO, THIS REPORT. IT IS IMPORTANT THAT THE DISCUSSION BELOW BE READ TOGETHER WITH THE ATTACHED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO, WITH THE DISCUSSION OF SUCH RISKS AND UNCERTAINTIES AND WITH THE AUDITED FINANCIAL STATEMENTS AND NOTES THERETO, AND THE MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTAINED IN THE COMPANY'S FORM 10-K FOR FISCAL 1999.

RESULTS OF OPERATIONS

    REFERENCES TO THE DOLLAR AND PERCENTAGE INCREASES OR DECREASES SET FORTH BELOW IN THIS DISCUSSION AND ANALYSIS OF SERENA'S RESULTS OF OPERATIONS ARE DERIVED FROM COMPARISONS OF SERENA'S CONSOLIDATED STATEMENT OF INCOME FOR THE THREE MONTHS ENDED APRIL 30, 1999 TO THE CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED APRIL 30, 1998. HISTORICAL RESULTS INCLUDE THE RESULTS OF OPTIMA SOFTWARE ("OPTIMA") FROM SEPTEMBER 25, 1998, THE DATE OUR ACQUISITION OF OPTIMA WAS COMPLETED.

    The following table sets forth our historical results of operations expressed as a percentage of total revenue. These historical operating results for the periods presented are not necessarily indicative of the results for the full fiscal year or any other period.

                                                            PERCENTAGE OF REVENUE
                                                         THREE MONTHS ENDED APRIL 30,
                                                         ----------------------------
                                                             1999           1998
                                                            ------         ------
Revenue:
  Software licenses....................................           48.6%          50.2%
  Maintenance..........................................           37.2%          42.3%
  Professional services................................           14.2%           7.5%
                                                                 -----          -----
    TOTAL REVENUE......................................          100.0%         100.0%
                                                                 -----          -----
Cost of revenue:
  Software licenses....................................            4.8%           2.9%
  Maintenance..........................................            9.4%          10.3%
  Professional services................................           11.0%           6.9%
                                                                 -----          -----
    TOTAL COST OF REVENUE..............................           25.2%          20.1%
                                                                 -----          -----
    GROSS PROFIT.......................................           74.8%          79.9%
                                                                 -----          -----
Operating expenses:
  Sales and marketing..................................           30.0%          27.6%
  Research and development.............................            9.6%          11.6%
  General and administrative...........................            7.8%           9.3%
  Stock-based compensation.............................            2.2%          10.5%
  Amortization of intangible assets....................            3.5%            --
                                                                 -----          -----
    Total operating expenses...........................           53.1%          59.0%
                                                                 -----          -----
OPERATING INCOME.......................................           21.6%          20.9%
Interest and other income, net.........................            5.9%           1.8%
                                                                 -----          -----
  Income before income taxes...........................           27.5%          22.7%
Income taxes...........................................           12.2%          10.0%
                                                                 -----          -----
    NET INCOME.........................................           15.3%          12.7%
                                                                 -----          -----
                                                                 -----          -----

REVENUE

    We derive revenue from software licenses, maintenance and professional services. Our total revenue increased $5.6 million or 65% to $14.2 million in the current fiscal quarter ended April 30, 1999 from $8.6 million in the same quarter a year ago.

    SOFTWARE LICENSES. Software licenses revenue as a percentage of total revenue was 49% in the current fiscal quarter ended April 30, 1999 as compared to 50% in the same quarter a year ago. Software licenses revenue increased $2.6 million or 59% to $6.9 million in the current fiscal quarter from $4.3 million in the same quarter a year ago. The dollar increase is generally attributed to increased demand for new licenses of FULL.CYCLE MAINFRAME products as a result of greater customer awareness of and need for third party SCM solutions and, to a lesser extent, the acquisition of Optima, an increase in sales force productivity and personnel, and software license price increases. In particular, sales of our COMPAREX and STARTOOL products grew significantly. Those products together with our CHANGE MAN product accounted for $6.4 million or 93% of total software licenses revenue in the current fiscal quarter as compared to $3.7 million or 86% in the same quarter a year ago.

    MAINTENANCE. Maintenance revenue as a percentage of total revenue was 37% in the current fiscal quarter ended April 30, 1999 as compared to 42% in the same quarter a year ago. Maintenance revenue increased $1.6 million or 45% to $5.3 million in the current fiscal quarter from $3.7 million in the same quarter a year ago. The dollar increase reflects both growth in software license revenue, as new licenses generally include one year of maintenance, renewals of maintenance agreements by existing customers and, to a lesser extent, maintenance price increases. Maintenance revenue decreased as a percentage of total revenue due to the growth in software license revenue which is generally recognized upon contract signing and delivery of the software whereas maintenance revenue is deferred and amortized over the contractual term of the arrangement, usually one year.

    PROFESSIONAL SERVICES. Professional services revenue was 14% of total revenue in the current fiscal quarter ended April 30, 1999 as compared to 8% in the same quarter a year ago. Professional services revenue increased $1.4 million or 212% to $2.0 million in the current fiscal quarter from $0.6 million in the same quarter a year ago. The dollar increase is attributable to greater consulting opportunities resulting from our larger installed customer base and our expanded consulting service capabilities resulting from the acquisition of Optima.

COST OF REVENUE

    Cost of revenue, which consists of cost of software licenses, cost of maintenance and cost of professional services, was $3.6 million or 25% of total revenue in the current fiscal quarter as compared to $1.7 million or 20% in the same quarter a year ago. The increase, both in dollar terms and in percentage of total revenue terms, is due primarily to increased expenses associated with professional services revenue and maintenance revenue, including personnel additions and the acquisition of Optima to support professional services and maintenance revenue growth, and software sublicense fees.

    SOFTWARE LICENSES. Cost of software licenses consists principally of sublicense fees associated with our STARTOOL, STARWARP and DETECT+RESOLVE MAINFRAME products. Cost of software licenses as a percentage of total software licenses revenue was 10% in the current fiscal quarter as compared to 6% in the same quarter a year ago. Cost of software licenses increased $0.4 million to $0.7 million in the current fiscal quarter from $0.3 million in the same quarter a year ago. The increase, both in dollar terms and as a percentage of total software licenses revenue, is attributable to increases in royalty bearing software licenses--predominantly STARTOOL AND DETECT+RESOLVE MAINFRAME--as a percentage of total software licenses revenue.

    MAINTENANCE. Cost of maintenance consists primarily of salaries, bonuses and other costs associated with our customer support organizations, and to a lessor extent, sublicense fees associated with our

STARTOOL, STARWARP AND DETECT+RESOLVE MAINFRAME products. Cost of maintenance as a percentage of total maintenance revenue was 25% in the current fiscal quarter as compared to 24% in the same quarter a year ago. Cost of maintenance increased $0.4 million or 50% to $1.3 million in the current fiscal quarter from $0.9 million in the same quarter a year ago. The dollar increase is predominately due to increased expenses associated with our customer support organization including personnel additions needed to support the maintenance revenue growth and more recently, increases in sublicense fees. Sublicense fees are paid to owners of third party products for providing maintenance enhancements and code fixes.

    PROFESSIONAL SERVICES. Cost of professional services consists of salaries, bonuses and other costs associated with supporting our professional services organization. Cost of professional services as a percentage of total professional services revenue was 77% in the current fiscal quarter as compared to 92% in the same quarter a year ago. Cost of professional services increased $1.0 million or 161% to $1.6 million in the current fiscal quarter from $0.6 million in the same quarter a year ago. The dollar increase is predominately due to increased expenses associated with the acquisition of Optima which significantly increased our professional services organization, and personnel additions and other infrastructure costs needed to support the professional services revenue growth.

OPERATING EXPENSES

    SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, commissions and bonuses, payroll taxes, and employee benefits as well as travel, entertainment and marketing expenses. Sales and marketing expenses as a percentage of total revenue was 30% in the current fiscal quarter as compared to 28% in the same quarter a year ago. Sales and marketing expenses increased $1.9 million or 79% to $4.3 million in the current fiscal quarter from $2.4 million in the same quarter a year ago. The dollar increase and the percentage of total revenue increase are due primarily to our expansion of our direct sales and marketing organization which began in fiscal 1998, and to a lesser extent, the development of our telesales efforts. We expect sales and marketing expenses to increase as we continue to hire additional sales and marketing personnel as we continue to transition away from relying primarily on third parties to sell and market our products.

    RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of salaries, bonuses, payroll taxes, and employee benefits and costs attributable to research and development activities. Research and development expenses as a percentage of total revenue was 10% in the current fiscal quarter as compared to 12% in the same quarter of a year ago. Research and development expenses increased $0.4 million or 37% to $1.4 million in the current fiscal quarter from $1.0 million in the same quarter a year ago. The dollar increase is primarily due to salary, bonus, payroll tax, and employee benefit costs associated with the expansion of our research and development efforts to enhance existing products and develop our new FULL.CYCLE DESKTOP and SERNET ENTERPRISE products. We expect research and development expenses to increase as we continue to hire additional research and development personnel to develop our FULL.CYCLE DESKTOP product suite and our SERNET ENTERPRISE products.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries, bonuses, payroll taxes, and benefits and certain non-allocable administrative costs, including legal and accounting fees and bad debts. General and administrative expenses as a percentage of total revenue was 8% in the current fiscal quarter as compared to 9% in the same quarter a year ago. General and administrative expenses increased $0.3 million or 37% to $1.1 million in the current fiscal quarter from $0.8 million in the same quarter a year ago. The dollar increase is primarily due to salary, bonus, payroll tax, profit sharing and employee benefit costs associated with the expansion of our administrative infrastructure in order to support our increased sales, marketing, professional services and maintenance activities. We expect general and administrative expenses to continue to increase as we expand our infrastructure and incur additional costs as a result of being a public company.

    STOCK-BASED COMPENSATION. In total, SERENA recorded aggregate deferred stock-based compensation of $4.6 million in connection with the issuance of restricted stock and grants of options to purchase common stock. Deferred stock-based compensation is generally being amortized over the 36 to 48 month vesting periods of the related awards. This amortization is being recorded in a manner consistent with FASB Interpretation No. 28. Of the total deferred stock-based compensation, $0.3 million and $0.9 million was amortized in the current fiscal quarter and the same quarter from a year ago, respectively. We expect the stock-based compensation charge will continue to trend downward quarter over quarter as the related awards vest or are forfeited. As of April 30, 1999, SERENA had $1.0 million in unamortized stock-based compensation, all of which is expected to be fully amortized before the end of fiscal 2003.

    AMORTIZATION OF INTANGIBLE ASSETS. In the third quarter of fiscal 1999, SERENA recorded intangible assets of $21.7 million in connection with the acquisition of Optima in September, 1998. The intangible assets are being amortized over periods of one year or less on $0.5 million and fifteen years on the remaining $21.2 million. Of the total intangible assets, $0.5 million was amortized in the current fiscal quarter ended April 30, 1999. We expect to amortize an additional $1.1 million in the remaining three quarters of fiscal 2000 and $1.4 million in each fiscal year thereafter until fully amortized in fiscal 2014.

INTEREST AND OTHER INCOME, NET

    Interest and other income, net increased $0.6 million to $0.8 million in the current fiscal quarter from $0.2 million in the same quarter a year ago. The dollar increase in interest and other income, net is predominantly due to the increase in cash and cash equivalent balances and short-term investments resulting from the Company's initial public offering in the current fiscal quarter which generated $57.9 million in net proceeds to the Company, and to a lesser extent, from increases in cash and cash equivalent balances year over year resulting from accumulation of earnings.

INCOME TAXES

    Income taxes were $1.7 million in the current fiscal quarter ended April 30, 1999 as compared to $0.9 million in the same quarter of a year ago, representing 44% of total pretax income. SERENA's effective income tax rate has historically benefited from the United States research and experimentation tax credit and tax benefits generated from export sales made from the United States. SERENA's effective income tax rate did not change when compared to the same quarter a year ago predominantly due to the fact that total nondeductible charges in both quarters remained relatively the same as the quarter-over-quarter decrease in stock-based compensation totaling $0.6 million was almost entirely offset by the $0.5 million increase in amortization of intangible assets. To a lesser extent, SERENA has also experienced higher marginal tax rates resulting from substantially higher pretax profits year over year.

LIQUIDITY AND CAPITAL RESOURCES

    From our inception in 1980 until the closing of our initial public offering of our Common Stock in February 1999, we financed our operations and met our capital expenditure requirements through cash flows from operations. During the three months ended April 30, 1999, we completed our initial public offering of common stock resulting in net proceeds to SERENA of $57.9 million. Net cash provided by operating activities rose to $4.7 million in the current quarter from $4.6 million in the same quarter a year ago. Our principal investing activity during the was the purchase of $23.4 million of short-term investments. At April 30, 1999, SERENA had $61.1 million in cash and cash equivalents and another $23.4 million in short-term investments.

    At April 30, 1999, we did not have any material commitments for capital expenditures and did not have any revolving credit agreement or other term loan agreements with any bank or other financial institution.

    At April 30, 1999, we had working capital of $77.7 million and trade accounts receivable, net of allowances, of $11.4 million. Our total current and long term deferred revenues were $14.3 million and we continue to have no debt financing or venture capital interests.

    We believe that the net proceeds from our initial public offering and cash flows from operations (including prepaid maintenance fees) will satisfy our working capital and capital expenditure requirements for at least the next twelve months.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

    THIS REPORT ON FORM 10-Q, INCLUDING THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTAINS FORWARD-LOOKING STATEMENTS AND OTHER PROSPECTIVE INFORMATION RELATING TO FUTURE EVENTS. THESE FORWARD-LOOKING STATEMENTS AND OTHER INFORMATION ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR ANTICIPATED RESULTS, INCLUDING THE FOLLOWING:

THERE ARE MANY FACTORS, INCLUDING SOME BEYOND OUR CONTROL, THAT MAY CAUSE
  FLUCTUATIONS IN OUR QUARTERLY OPERATING RESULTS

    Our quarterly operating results have varied greatly in the past and may vary greatly in the future depending upon a number of factors described below and elsewhere in this "Factors That May Affect Future Results" section of this quarterly report, including many that are beyond our control. As a result, we believe that quarter-to-quarter comparisons of our financial results are not necessarily meaningful, and you should not rely on them as an indication of our future performance. Factors that may materially affect our quarterly operating results include the following, as well as others discussed in this Form 10-Q:

    - The size, timing and contractual terms of large orders for our software products

    - The budgeting cycles of our customers and potential customers and their willingness to invest in new SCM solutions or upgrade their existing solutions

    - Market demand for our software products and services, including our desktop products that are currently under development

    - Our ability to develop and introduce on a timely basis and to market new and enhanced versions of our software, including our desktop products currently under development

    - Seasonal trends in customer purchasing patterns

    - Activities by our competitors, including releases of new software products, changes in pricing policies and acquisitions or strategic partnership activities

    - Any downturn in our customers' businesses, in the domestic economy or in international economies where our customers do substantial business

    - Changes in the mix of software products and services sold by us, including the mix between higher margin software products and lower margin maintenance and services and the percentage of software products sold which require us to pay a sublicense fee to a third party

    - Our ability to hire, integrate and retain technical, sales, marketing and professional services personnel

    - Risks associated with our planned international expansion, including longer sale cycles and currency fluctuations

    - Changes in our pricing policies resulting from competitive pressures or other factors

    - Cancellation of maintenance agreements by customers or any significant decrease in the percentage of customers who renew their maintenance agreements with us

    - Software defects and other product quality problems

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

OUR BUSINESS IS DEPENDENT ON THE CONTINUED MARKET FOR IBM AND IBM-COMPATIBLE
  MAINFRAMES

    We are substantially dependent upon the continued use and acceptance of IBM and IBM-compatible mainframes and the growth of this market. If the role of the mainframe does not increase as we anticipate, or if it in any way decreases, this would materially adversely affect our business, future quarterly and annual operating results and financial condition. Additionally, if there is a wide acceptance of other platforms or if new platforms emerge that provide enhanced enterprise server capabilities, our business and future operating results may be materially adversely affected. Substantially all of our software license revenue to date has been attributable to sales of our FULL.CYCLE MAINFRAME products. We expect that, for the foreseeable future, substantially all of our software license revenue will continue to come from sales of our mainframe products. As a result, future sales of our existing products and associated maintenance revenue and professional service revenue will depend on continued use of mainframes. Recently there has been a trend away from the use of centralized mainframes in enterprise computing environments to more decentralized client/server networks. Although some IT organizations are using mainframes as large enterprise servers, this practice is relatively new and still emerging and may not continue.

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

WE MAY EXPERIENCE DELAYS IN DEVELOPING OUR PRODUCTS WHICH COULD ADVERSELY AFFECT
  OUR BUSINESS

    If we are unable, for technological or other reasons, to develop and introduce new and improved products in a timely manner, this could materially adversely affect our business and future quarterly and annual operating results. We have experienced product development delays in new version and update releases in the past and may experience similar or more significant product delays in the future. To date, none of these delays has materially affected our business. Difficulties in product development could delay or prevent the successful introduction or marketing of new or improved products or the delivery of new versions of our products to our customers. In particular, we may experience delays in introducing our FULL.CYCLE DESKTOP product suite. While we anticipate releasing initial versions of our FULL.CYCLE DESKTOP products, other than DETECT+RESOLVE which we released in December 1998, before the end of calendar 1999, any delay in releasing our new desktop products, for whatever reason, would impair our revenue growth.

WE HAVE EXPERIENCED SIGNIFICANT GROWTH IN OUR BUSINESS IN RECENT PERIODS AND OUR
  ABILITY TO MANAGE THIS GROWTH AND ANY FUTURE GROWTH WILL AFFECT OUR BUSINESS

    Our ability to compete effectively and to manage our recent growth, any future growth and our future quarterly and annual operating results will depend in part on our ability to implement and expand operational, customer support and financial control systems and to train and manage our employees. We may not be able to augment or improve existing systems and controls or implement new systems and controls in response to future growth, if any. Any failure to manage growth could materially adversely affect our business. Since the beginning of fiscal 1998 we have significantly expanded our sales, marketing and professional service activities. This expansion included our September 1998 acquisition of Optima which significantly increased the size of our sales, marketing and professional service organizations. This growth has resulted, and any future growth will result, in new and increased responsibilities for management personnel.

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

    Our business may be adversely affected if customers focus less on Year 2000 remediation and European Monetary Unit, or EMU, conversion issues and sales of our STARWARP and COMPAREX products decline as a result. We have derived a portion of our recent software license revenue and professional services revenue from products designed to help customers resolve SCM problems for specific business issues such as those related to Year 2000 remediation and EMU conversion. Our STARWARP product is our primary Year 2000 and EMU readiness product. Certain customers have also licensed COMPAREX to assist them in testing Year 2000 remediations and EMU conversions. Market acceptance of our products and services will depend, in large part, on whether customers use our products as part of their overall IT management strategy in addition to using them to resolve SCM problems related to specific business issues. Market acceptance of our products to address general IT business needs as well as to resolve specific business issues, such as Year 2000 remediation or EMU conversion, is critical to our business and future success. If customers do not expand their use of our products, implement new software products introduced by us or do not use our related maintenance and support services to address their general IT business requirements as well as specific issues, this will materially adversely affect our business and our ability to sell our products.

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

    DETECT+RESOLVE MAINFRAME. We share ownership rights in our DETECT+RESOLVE MAINFRAME technology for mainframe platforms with High Power Software. Although we have historically had primary responsibility for marketing, licensing and supporting SYNCTRAC, High Power Software has the ability to jointly direct these efforts. If in the future we are unable to reach agreement with High Power Software on the direction or evolution of the product, our ability to market or promote the product may be compromised. This could have a material adverse effect on our business and future quarterly and annual operating results.

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

    CUSTOMER BUYING PATTERNS. In addition, the purchasing patterns of our customers and potential customers may be affected by Year 2000 issues. Many companies are spending significant resources to correct their current software systems for Year 2000 compliance. While sales of certain of our products, in particular STARWARP and COMPAREX, have benefited from increased customer spending on Year 2000 readiness, we believe sales of our CHANGE MAN product have been and will continue to be adversely affected by customer focus on Year 2000 issues. Customers with limited IT budgets who face material Year 2000 issues are spending their limited resources remediating these Year 2000 problems instead of investing in more general IT products, such as CHANGE MAN.

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

PRODUCT LIABILITY CLAIMS ASSERTED AGAINST US IN THE FUTURE COULD ADVERSELY
  AFFECT OUR BUSINESS

    We may be subject to claims for damages related to product errors in the future. While we carry insurance policies covering this type of liability, these policies may not provide sufficient protection should a claim be asserted. A material product liability claim could materially adversely affect our business. Our license agreements with our customers typically contain provisions designed to limit exposure to potential product liability claims. SERENA's standard software licenses provide that if our products fail to perform, we will correct or replace such products. If these corrective measures fail, we may be required to refund the license fee for such non-performing product. However, our standard license agreement limits our liability for non-performing products to the amount of license fee paid, if the license has been in effect for less than one year, or to the amount of the licensee's current annual maintenance fee, if the license is more than one year old. Our standard license also provides that SERENA shall not be liable for indirect or consequential damages caused by the failure of our products. Such limitation of liability provisions may, however, not be effective under the laws of certain jurisdictions to the extent local laws treat certain warranty exclusions as unenforceable. Although we have not experienced any product liability claims to date, the sale and support of our products entail the risk of such claims. In particular, issues relating to Year 2000 compliance have increased awareness of the potential adverse effects of software defects and malfunctions.

ANY ACQUISITIONS OR INVESTMENTS THAT WE MAY MAKE WILL BE SUBJECT TO A NUMBER OF
  FACTORS WHICH COULD ADVERSELY AFFECT OUR BUSINESS; SUCH INVESTMENTS OR ACQUISITIONS MAY DILUTE EXISTING STOCKHOLDERS

    In the future we may make acquisitions of, or large investments in, businesses that offer products, services and technologies that we believe would help us better provide SCM products and services or help us expand our distribution channels. We may not be able to complete any such additional acquisitions in the future. Any future acquisitions or investments would present risks commonly encountered in acquisitions of businesses. The following are examples of such risks:

    - Difficulty in combining the technology, operations or work force of the acquired business

    - Disruption of SERENA's on-going businesses

    - Difficulty in realizing the potential financial or strategic benefits of the transaction

    - Difficulty in maintaining uniform standards, controls, procedures and policies

    - Possible impairment of relationships with employees and clients as a result of any integration of new businesses and management personnel

    We expect that future acquisitions, if any, could provide for consideration to be paid in cash, shares of SERENA common stock, or a combination of cash and SERENA common stock. If the consideration for such transaction is paid in common stock, this would further dilute existing stockholders. Any amortization of goodwill or other assets resulting from such acquisition transaction could materially impair our operating results and financial condition. If an acquisition or large investment were to take place, the risks described above could materially adversely affect our business and future operating results.

OUR STOCK WILL LIKELY BE SUBJECT TO SUBSTANTIAL PRICE AND VOLUME FLUCTUATIONS
  DUE TO A NUMBER OF FACTORS, CERTAIN OF WHICH ARE BEYOND OUR CONTROL

    Stock prices and trading volumes for many technology companies fluctuate widely for reasons which may be unrelated to their businesses or results of operations. These fluctuations, as well as general economic, market and political conditions, could materially adversely affect the market price of SERENA's common stock.

    Future announcements concerning SERENA or our competitors could cause the market price of the common stock to fluctuate greatly. These type of announcements may include information concerning:

    - Any shortfall in SERENA's revenues or net income from revenues or net income expected by securities analysts

    - Announcements of new products by SERENA or our competitors, including announcements regarding our FULL.CYCLE DESKTOP products, currently under development

    - Quarterly fluctuations in our financial results or the results of other software companies, including those of our direct competitors

    - Changes in analysts' estimates of our financial performance, the financial performance of our competitors, or the financial performance of software companies in general

    - Changes in prices of our products or the products of our competitors

    - Changes in our revenue growth rates or the growth rates of our competitors

    - Sales of large blocks of SERENA common stock

    - Conditions in the financial markets in general and the software industry in particular

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    We do not use derivative financial instruments in our investment portfolio and have no foreign exchange contracts. Our financial instruments consist of cash, cash equivalents, short-term investments, trade accounts receivable, accounts payable, and long-term obligations. Our exposure to market risk for changes in interest rates relates primarily to our short-term investments and obligations; thus, fluctuations in interest rates would not have a material effect on the fair value of these securities.

    Sales to customers in foreign countries accounted for approximately 19% of total revenue during the quarter ended April 30, 1999. Because we invoice certain of these sales in currencies other than the U.S. dollar, predominately British pound sterling, and do not hedge these transactions, fluctuations in exchange rates could adversely affect the translated results of operations of our foreign subsidiaries.

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

    Not applicable.

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS.

USE OF PROCEEDS

    In February 1999, SERENA completed the sale of 6 million shares of its Common Stock, including 2 million shares on behalf of selling stockholders, at a per share price of $13.00 in a firm commitment underwritten public offering pursuant to a Registration Statement on Form S-1 (File No. 333-67761) which the Securities and Exchange Commission declared effective on February 11, 1999. The offering was underwritten by Hambrecht & Quist LLC, SG Cowen Securities Corporation and Soundview Technology Group Inc. In March 1999, an over-allotment option granted by SERENA to the underwriters for the purchase of up to 900,000 additional shares of SERENA Common Stock was exercised in full by the underwriters.

    SERENA received aggregate gross proceeds of $63.7 million in connection with its initial public offering. Of such amount, approximately $4.4 million was paid to the underwriters in connection with underwriting discounts, and approximately $1.4 million was paid by SERENA in connection with offering expenses, including legal, accounting, printing, filing and other fees. There were no direct or indirect payments to directors or officers of the Company or any other person or entity. None of the offering proceeds have been used for the construction of plant, buildings or facilities or other purchase or installation of machinery or equipment or for purchases of real estate or the acquisition of other businesses. The Company is currently investing the net offering proceeds for future use as additional working capital. Such remaining net proceeds may be used for potential strategic investments or acquisitions that complement SERENA's products, services, technologies or distribution channels.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

    Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

ITEM 5. OTHER INFORMATION.

    Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBIT NO.  EXHIBIT TITLE
-----------  -----------------------------------------------------------------------------------------------------
(a)          Exhibits.
27.1         Financial Data Schedule

(b)          Reports on Form 8-K.
             Not applicable.

                                   SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            SERENA SOFTWARE, INC.

Date: June 14, 1999                     By: /s/ ROBERT I. PENDER, JR.
                                     -----------------------------------
                                            Robert I. Pender, Jr.
                                         VICE PRESIDENT, FINANCE AND
                                       ADMINISTRATION, CHIEF FINANCIAL
                                      OFFICER (PRINCIPAL FINANCIAL AND
                                      ACCOUNTING OFFICER) AND SECRETARY