Form 10-Q
period 1999-07-31
SERENA SOFTWARE INC
filed 1999-09-14
CIK 1073967

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

(MARK ONE)

  /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 1999
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NO. 000-25285

                            ------------------------

                             SERENA SOFTWARE, INC.

             (Exact name of registrant as specified in its charter)

                  DELAWARE                             94-2669809
          (State of incorporation)          (IRS Employer Identification No.)

      500 AIRPORT BOULEVARD, 2ND FLOOR, BURLINGAME, CALIFORNIA 94010-1904
         (Address of principal executive offices, including zip code)

                                  650-696-1800
              (Registrant's telephone number, including area code)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    The number of shares of the registrant's Common Stock, par value $0.001, outstanding as of July 31, 1999 was 25,368,501.

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

                                     INDEX

                                                                                                                PAGE
                                                                                                                -----
PART I      FINANCIAL INFORMATION
Item 1      Financial Statements:
            Consolidated Balance Sheets as of July 31, 1999 and January 31, 1999...........................           3
            Consolidated Statements of Income for the Three Months and Six Months Ended July 31, 1999 and
              1998.........................................................................................           4
            Consolidated Statements of Cash Flows for The Six Months Ended July 31, 1999 and 1998..........           5
            Notes to Consolidated Financial Statements.....................................................           6
Item 2      Management's Discussion and Analysis of Results of Operations and Financial Condition..........           9
Item 3      Quantitative and Qualitative Disclosures About Market Risk.....................................          28

PART II     OTHER INFORMATION
Item 1      Legal Proceedings..............................................................................          29
Item 2      Change in Securities and Use of Proceeds.......................................................          29
Item 3      Defaults Upon Senior Securities................................................................          29
Item 4      Submission of Matters to a Vote of Security Holders............................................          29
Item 5      Other Information..............................................................................          30
Item 6      Exhibits and Reports on Form 8-K...............................................................          30
            Signatures.....................................................................................          31

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                     SERENA SOFTWARE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                                                                       JULY 31,      JANUARY 31,
                                                                                         1999           1999
                                                                                    --------------  -------------
                                      ASSETS
Current assets:
  Cash and cash equivalents.......................................................  $   70,706,206  $  21,468,740
  Short-term investments..........................................................      17,729,760             --
  Accounts receivable, net of allowance of $590,000 and $311,000 at July 31 and
    January 31, 1999, respectively................................................      12,112,404     13,036,551
  Due from principal stockholder..................................................              --        196,188
  Deferred taxes..................................................................       1,119,531      1,119,531
  Prepaid expenses and other current assets.......................................         606,015        565,679
                                                                                    --------------  -------------
    Total current assets..........................................................     102,273,916     36,386,689
Property and equipment, net.......................................................       1,956,242      1,864,535
Due from principal stockholder....................................................              --        420,581
Intangible assets, net............................................................      23,016,938     20,932,685
Other assets......................................................................         134,531         73,431
                                                                                    --------------  -------------
    TOTAL ASSETS..................................................................  $  127,381,627  $  59,677,921
                                                                                    --------------  -------------
                                                                                    --------------  -------------

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable................................................................  $       96,487  $     401,026
  Income taxes payable............................................................         647,905      1,498,725
  Accrued expenses................................................................       8,377,331      7,142,979
  Deferred revenue................................................................      12,514,770     10,839,084
                                                                                    --------------  -------------
    Total current liabilities.....................................................      21,636,493     19,881,814
Deferred revenue, net of current portion..........................................       2,405,339      1,532,905
Deferred taxes....................................................................         158,152        158,152
                                                                                    --------------  -------------
    Total liabilities.............................................................      24,199,984     21,572,871
                                                                                    --------------  -------------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding
  Common stock, $0.001 par value; 60,000,000 shares authorized; 25,368,501 and
    20,401,126 shares issued and outstanding at July 31 and January 31, 1999,
    respectively..................................................................          25,368         20,401
  Additional paid-in capital......................................................      88,315,378     28,517,972
  Deferred stock-based compensation...............................................        (685,262)    (1,339,030)
  Notes receivable from stockholders..............................................      (3,204,389)    (3,233,374)
  Accumulated other comprehensive losses..........................................          (8,481)       (25,578)
  Retained earnings...............................................................      18,739,029     14,164,659
                                                                                    --------------  -------------
    Total stockholders' equity....................................................     103,181,643     38,105,050
                                                                                    --------------  -------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY....................................  $  127,381,627  $  59,677,921
                                                                                    --------------  -------------
                                                                                    --------------  -------------

          See accompanying notes to consolidated financial statements.

                     SERENA SOFTWARE, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

        FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 31, 1999 AND 1998

                                  (UNAUDITED)

                                                           THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                JULY 31,                      JULY 31,
                                                      ----------------------------  ----------------------------
                                                          1999           1998           1999           1998
                                                      -------------  -------------  -------------  -------------
Revenue:
  Software licenses.................................  $   9,549,330  $   5,647,575  $  16,457,937  $   9,988,727
  Maintenance.......................................      6,185,737      4,082,902     11,479,816      7,734,534
  Professional services.............................      2,026,538        545,513      4,044,608      1,192,577
                                                      -------------  -------------  -------------  -------------
    Total revenue...................................     17,761,605     10,275,990     31,982,361     18,915,838
                                                      -------------  -------------  -------------  -------------
Cost of revenue:
  Software licenses.................................        736,665        442,832      1,425,524        693,504
  Maintenance.......................................      1,398,056      1,138,274      2,733,139      2,030,056
  Professional services.............................      1,642,950        495,370      3,199,991      1,092,573
                                                      -------------  -------------  -------------  -------------
    Total cost of revenue...........................      3,777,671      2,076,476      7,358,654      3,816,133
                                                      -------------  -------------  -------------  -------------
    Gross profit....................................     13,983,934      8,199,514     24,623,707     15,099,705
                                                      -------------  -------------  -------------  -------------
Operating expenses:
  Sales and marketing...............................      5,344,766      3,326,167      9,607,581      5,706,700
  Research and development..........................      1,770,237      1,072,844      3,136,594      2,073,228
  General and administrative........................      1,534,068        887,432      2,634,869      1,692,181
  Stock-based compensation..........................        112,351        652,565        427,165      1,558,093
  Amortization of intangible assets.................        475,895             --        978,336             --
  Acquired in-process research and development......        992,341             --        992,341             --
                                                      -------------  -------------  -------------  -------------
    Total operating expenses........................     10,229,658      5,939,048     17,776,886     11,030,202
                                                      -------------  -------------  -------------  -------------
Operating income....................................      3,754,276      2,260,466      6,846,821      4,069,503

Interest and other income, net......................      1,059,792        192,710      1,895,020        343,514
                                                      -------------  -------------  -------------  -------------
  Income before income taxes........................      4,814,068      2,453,176      8,741,841      4,413,017
Income taxes........................................      2,433,918      1,079,397      4,167,469      1,941,730
                                                      -------------  -------------  -------------  -------------
  Net income........................................  $   2,380,150  $   1,373,779  $   4,574,372  $   2,471,287
Translation adjustment..............................          5,646            183        (17,097)        (2,194)
                                                      -------------  -------------  -------------  -------------
  Comprehensive income..............................  $   2,385,796  $   1,373,962  $   4,557,275  $   2,469,093
                                                      -------------  -------------  -------------  -------------
                                                      -------------  -------------  -------------  -------------
Net income per share:
  Basic.............................................  $        0.10  $        0.09  $        0.19  $        0.16
                                                      -------------  -------------  -------------  -------------
                                                      -------------  -------------  -------------  -------------
  Diluted...........................................  $        0.09  $        0.08  $        0.18  $        0.15
                                                      -------------  -------------  -------------  -------------
                                                      -------------  -------------  -------------  -------------
Weighted average shares used in per share
  calculations:
  Basic.............................................     24,598,915     15,713,109     24,034,007     15,638,930
                                                      -------------  -------------  -------------  -------------
                                                      -------------  -------------  -------------  -------------
  Diluted...........................................     25,927,768     16,469,709     25,409,258     16,360,793
                                                      -------------  -------------  -------------  -------------
                                                      -------------  -------------  -------------  -------------

          See accompanying notes to consolidated financial statements.

                     SERENA SOFTWARE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE SIX MONTHS ENDED JULY 31, 1999 AND 1998

                                  (UNAUDITED)

                                                                                              SIX MONTHS
                                                                                            ENDED JULY 31,
                                                                                     -----------------------------
                                                                                          1999           1998
                                                                                     --------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.......................................................................  $    4,574,372  $   2,471,287
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation...................................................................         638,176        266,620
    Increase in allowance for bad debts............................................         278,568         54,188
    Accrued interest on notes receivable...........................................         (78,640)            --
    Amortization of deferred stock-based compensation..............................         427,165      1,558,093
    Amortization of intangible assets..............................................         978,336             --
    Acquired in-process research and development...................................         992,341             --
    Changes in operating assets and liabilities:
      Accounts receivable..........................................................         665,300      2,709,011
      Prepaid expenses and other assets............................................         (91,027)      (219,995)
      Accounts payable.............................................................        (328,599)        72,126
      Income taxes payable.........................................................        (850,736)      (707,934)
      Accrued expenses.............................................................         794,950       (562,596)
      Deferred revenue.............................................................       2,559,523      1,695,157
                                                                                     --------------  -------------
        Net cash provided by operating activities..................................      10,559,729      7,335,957
                                                                                     --------------  -------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Purchases of property and equipment..............................................        (638,393)      (184,093)
  Purchases of short-term investments..............................................     (17,729,760)            --
  Issuance of notes due from stockholder...........................................              --       (600,000)
  Payment of notes due from stockholder............................................         599,659         86,805
  Issuance of notes due from other parties.........................................         150,000             --
  Payment of notes due from other parties..........................................        (150,000)            --
  Cash paid in acquisition of Diamond Optimum Systems, Inc.,
    net of cash acquired...........................................................      (1,462,031)            --
                                                                                     --------------  -------------
        Net cash used in investing activities......................................     (19,230,525)      (697,288)
                                                                                     --------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES--ISSUANCE OF COMMON STOCK.....................      57,902,226             --
                                                                                     --------------  -------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH............................................           6,036          2,194
                                                                                     --------------  -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS..........................................      48,949,497      6,640,863
Cash and cash equivalents at beginning of period...................................      21,468,740      9,024,015
                                                                                     --------------  -------------
Cash and cash equivalents at end of period.........................................  $   70,706,206  $  15,664,878
                                                                                     --------------  -------------
                                                                                     --------------  -------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid..................................................................  $    4,915,592  $   2,676,500
                                                                                     --------------  -------------
                                                                                     --------------  -------------

NONCASH INVESTING AND FINANCING ACTIVITY:
Common Stock issued in acquisition of
  Diamond Optimum Systems, Inc.....................................................  $    2,234,375  $          --
                                                                                     --------------  -------------
                                                                                     --------------  -------------
Restricted stock issued in exchange for notes receivable...........................  $           --  $      81,000
                                                                                     --------------  -------------
                                                                                     --------------  -------------
Restricted stock cancelled with removal of notes receivable........................  $     (107,625) $          --
                                                                                     --------------  -------------
                                                                                     --------------  -------------

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

    The following is a reconciliation of the shares used in the computation of basic and diluted net income per share:

                                                               THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                    JULY 31,                    JULY 31,
                                                           --------------------------  --------------------------
                                                               1999          1998          1999          1998
                                                           ------------  ------------  ------------  ------------
Basic net income per share-weighted average number of
  common shares outstanding..............................    24,598,915    15,713,109    24,034,007    15,638,930
Effect of potentially dilutive securities outstanding-
  restricted stock and options...........................     1,328,853       756,600     1,375,251       721,863
                                                           ------------  ------------  ------------  ------------
Shares used in diluted net income per share
  computation............................................    25,927,768    16,469,709    25,409,258    16,360,793
                                                           ------------  ------------  ------------  ------------
                                                           ------------  ------------  ------------  ------------

(2) SEGMENT REPORTING

    In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 131 establishes standards for the manner in which public companies report information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The method for determining what information to report is based on the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance. The Company's chief operating decision-maker is considered to be the Company's chief executive officer (CEO). The CEO reviews financial information presented on an entity level basis accompanied by disaggregated information about revenues by product type and certain information

                     SERENA SOFTWARE, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

(2) SEGMENT REPORTING (CONTINUED)
about geographic regions for purposes of making operating decisions and assessing financial performance. The entity level financial information is identical to the information presented in the accompanying statements of operations. Therefore, the Company has determined that it operates in a single operating segment: change management software.

(3) RECENT ACCOUNTING PRONOUNCEMENTS

    The FASB recently issued Statement of Financial Accounting Standards ("SFAS") No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under SFAS No. 133, entities are required to carry all derivative instruments in the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it. The Company must adopt SFAS No. 133 in fiscal 2000. The Company does not anticipate that SFAS No. 133 will have an effect on its financial statements.

    In December 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-9, SOFTWARE REVENUE RECOGNITION, WITH RESPECT TO CERTAIN ARRANGEMENTS. SOP 98-9 requires recognition of revenue using the "residual method" in a multiple-element arrangement when vendor specific objective evidence of fair value does not exist for one or more of the delivered elements in the arrangement. Under the residual method, the total fair value of the undelivered elements is deferred and subsequently recognized in accordance with SOP 97-2. The Company does not expect a material change to its accounting for revenues as a result of the provisions of SOP 98-9.

(4) ACQUISITION OF DIAMOND OPTIMUM SYSTEMS, INC.

    On June 14, 1999, the Company acquired Diamond Optimum Systems, Inc. ("Diamond"), a provider of enterprise software change management solutions for NT and UNIX environments. The operations of Diamond will be fully integrated into the operations of the Company. The acquisition was accounted for using the purchase method of accounting, and accordingly, the results of operations of Diamond have been included in the Company's consolidated financial statements from June 14, 1999. The Company acquired all the assets and assumed all the liabilities of Diamond in exchange for cash totaling $1.75 million and the issuance of 175,000 shares of the Company's common stock valued at $12.77 per share. The transaction was valued at approximately $4.5 million with the allocation of the total consideration as follows:

Tangible assets.................................................  $ 358,060
Acquired technology.............................................  1,917,276
Acquired in-process research and development....................    992,341
Work-force-in-place.............................................    179,100
Noncompete agreement............................................    227,451
Goodwill........................................................    786,694
                                                                  ---------
  Total consideration...........................................  $4,460,922
                                                                  ---------
                                                                  ---------

                     SERENA SOFTWARE, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

(4) ACQUISITION OF DIAMOND OPTIMUM SYSTEMS, INC. (CONTINUED)
    Acquired technology, consisting of current completed technologies at the date of acquisition valued on the premise of fair market value in continued use under the discounted cash flow approach, will be amortized over a 5 year period, the period of time the Company estimates as its economic useful life. Acquired in-process research and development, consisting of current technologies under development at the date of acquisition and valued on the premise of fair market value in continued use under the discounted cash flow approach, will be expensed immediately in accordance with generally accepted accounting principles. See
Note 5 for further discussion of Acquired In-Process Research and Development. Work-force-in-place, consisting principally of the Diamond development team, was valued on a replacement cost basis and will be amortized over a six-month period, the period of time the Company estimates would be required to hire, train, and achieve full productivity for a replacement work force. The noncompete agreement was entered into with a Diamond officer and founder who will continue with the combined company. The noncompete agreement was valued based on his anticipated salary and benefits for the period of the agreement and will be amortized over the two-year term of the agreement. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired and will be amortized over 7 years.

    Pro forma financial information giving effect to the acquisition as if it had occurred at the beginning of the periods presented would not have been materially different than the Company's operating results.

(5) ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

    As a result of the Company's acquisition of Diamond on June 14, 1999, the Company recorded acquired in-process research and development totaling $992,341. The premise of value was fair market value in continued use.

    Among the assets that were valued by the Company were the Change Management 2.0, the Problem Management and the Enterprise Management products which were currently under development at the date of acquisition. These technologies currently under development were valued on the premise of fair market value in continued use employing a version of the income approach referred to as the discounted cash flow approach. This methodology is based on discounting to present value, at an appropriate risk-adjusted discount rate, both the expenditures to be made to complete the development efforts (excluding the efforts to be completed on the development efforts underway) and the operating cash flows which the applications are projected to generate, less a return on the assets necessary to generate the operating cash flows.

    From these projected revenues, the Company deducted costs of sales, operating costs (excluding costs associated with the efforts to be completed on the development efforts underway), royalties and taxes to determine net cash flows. The Company estimated the percentage of completion of the development efforts for each application by comparing the estimated costs incurred and portions of the development accomplished through the acquisition date by the total estimated cost and total development effort of developing these same applications. This percentage was calculated for each application and was then applied to the net cash flows for which each application was projected to generate. These net cash flows were then discounted to present values using appropriate risk-adjusted discount rates in order to arrive at discounted fair values for each application.

                     SERENA SOFTWARE, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

(5) ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT (CONTINUED)
    In short, the percentage complete and the appropriate risk-adjusted discount rate for each application were as follows:

APPLICATION UNDER DEVELOPMENT                               PERCENTAGE COMPLETE  DISCOUNT RATE
----------------------------------------------------------  -------------------  -------------
Change Management version 2.0.............................          60.00%            25.00%
Project Management........................................          75.00%            25.00%
Enterprise Management.....................................          25.38%            27.50%

    The rates used to discount the net cash flows to present value was initially based on the weighted average cost of capital ("WACC"). The Company used discount rates of 25.0% and 27.5% for valuing the acquired in-process research and development and 25.0% for the core technologies. These discount rates are higher than the implied WACC due to the inherent uncertainties surrounding the successful development of the acquired in-process research and development, the useful life of such in-process research and development, the profitability levels of such in-process research and development, and the uncertainty of technological advances that were unknown at the time.

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

RESULTS OF OPERATIONS

    References to the dollar and percentage increases or decreases set forth below in this discussion and analysis of SERENA'S results of operations are derived from comparisons of SERENA'S consolidated statements of income for the three and six month periods ended July 31, 1999 to the consolidated statements of income for the three and six month periods ended July 31, 1998. Historical results include the results of Optima Software ("OPTIMA") from September 25, 1998, the date our acquisition of OPTIMA was completed, and of Diamond Optimum Systems, Inc. ("DIAMOND") from June 14, 1999, the date our acquisition of DIAMOND was completed.

    The following table sets forth our historical results of operations expressed as a percentage of total revenue. These historical operating results for the periods presented are not necessarily indicative of the results for the full fiscal year or any other period.

                                                                  PERCENTAGE OF         PERCENTAGE OF
                                                                     REVENUE               REVENUE
                                                                THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                     JULY 31,              JULY 31,
                                                               --------------------  --------------------
                                                                 1999       1998       1999       1998
                                                               ---------  ---------  ---------  ---------
Revenue:
  Software licenses..........................................       53.8%      55.0%      51.5%      52.8%
  Maintenance................................................       34.8%      39.7%      35.9%      40.9%
  Professional services......................................       11.4%       5.3%      12.6%       6.3%
                                                               ---------  ---------  ---------  ---------
    TOTAL REVENUE............................................      100.0%     100.0%     100.0%     100.0%
                                                               ---------  ---------  ---------  ---------
Cost of revenue:
  Software licenses..........................................        4.1%       4.3%       4.5%       3.7%
  Maintenance................................................        7.9%      11.1%       8.5%      10.7%
  Professional services......................................        9.3%       4.8%      10.0%       5.8%
                                                               ---------  ---------  ---------  ---------
    TOTAL COST OF REVENUE....................................       21.3%      20.2%      23.0%      20.2%
                                                               ---------  ---------  ---------  ---------
    GROSS PROFIT.............................................       78.7%      79.8%      77.0%      79.8%
                                                               ---------  ---------  ---------  ---------
Operating expenses:
  Sales and marketing........................................       30.1%      32.4%      30.0%      30.2%
  Research and development...................................       10.0%      10.4%       9.8%      11.0%
  General and administrative.................................        8.6%       8.6%       8.3%       8.9%
  Stock-based compensation...................................        0.6%       6.4%       1.3%       8.2%
  Amortization of intangible assets..........................        2.7%    --            3.1%    --
  Acquired in-process research
    And development..........................................        5.6%    --            3.1%    --
                                                               ---------  ---------  ---------  ---------
    Total operating expenses.................................       57.6%      57.8%      55.6%      58.3%
                                                               ---------  ---------  ---------  ---------
OPERATING INCOME.............................................       21.1%      22.0%      21.4%      21.5%
Interest and other income, net...............................        6.0%       1.9%       5.9%       1.8%
                                                               ---------  ---------  ---------  ---------
  Income before income taxes.................................       27.1%      23.9%      27.3%      23.3%
Income taxes.................................................       13.7%      10.5%      13.0%      10.2%
                                                               ---------  ---------  ---------  ---------
    NET INCOME...............................................       13.4%      13.4%      14.3%      13.1%
                                                               ---------  ---------  ---------  ---------
                                                               ---------  ---------  ---------  ---------

REVENUE

    We derive revenue from software licenses, maintenance and professional services. Our total revenue increased $7.5 million or 73% to $17.8 million in the current fiscal quarter ended July 31, 1999 from $10.3 million in the same quarter a year ago. For the six month period ended July 31, 1999, total revenue increased $13.1 million or 69% to $32.0 million from $18.9 million in the same six month period a year ago.

    SOFTWARE LICENSES. Software licenses revenue as a percentage of total revenue was 54% and 52% in the current fiscal quarter and current fiscal six months ended July 31, 1999, respectively, as compared to 55% and 53% in the same quarter and six months, respectively, a year ago. Software licenses revenue increased $3.9 million or 69% to $9.5 million in the current fiscal quarter from $5.6 million in the same quarter a year ago. For the six month period ended July 31, 1999, software licenses revenue increased $6.5 million or 65% to $16.5 million from $10.0 million in the same six months a year ago. For both the quarter and six months, the dollar increase is generally attributed to increased demand for new licenses of FULL.CYCLE MAINFRAME products as a result of greater customer awareness of and need for third party SCM solutions and, to a lesser extent, the acquisition of Optima, an increase in sales force productivity and personnel, and software license price increases. In particular, sales of our COMPAREX, CHANGE MAN and STARTOOL products grew significantly. Those products accounted for $8.9 million or 93% and $15.3 million or 93% of total software licenses revenue in the current fiscal quarter and current fiscal six months, respectively, as compared to $4.4 million or 77% and $8.1 million or 81% in the same quarter and six months, respectively, a year ago.

    MAINTENANCE. Maintenance revenue as a percentage of total revenue was 35% and 36% in the current fiscal quarter and current fiscal six months, respectively, ended July 31, 1999 as compared to 40% and 41% in the same quarter and six months, respectively, a year ago. Maintenance revenue increased $2.1 million or 52% to $6.2 million in the current fiscal quarter from $4.1 million in the same quarter a year ago. For the six month period ended July 31, 1999, maintenance revenue increased $3.8 million or 48% to $11.5 million from $7.7 million in the same six months a year ago. For both the quarter and six months, the dollar increase reflects both growth in software license revenue, as new licenses generally include one year of maintenance, renewals of maintenance agreements by existing customers and, to a lesser extent, maintenance price increases. Maintenance revenue decreased as a percentage of total revenue for both the current quarter and six months due to the growth in software license revenue, which is generally recognized upon contract signing and delivery of the software, whereas maintenance revenue is deferred and amortized over the contractual term of the arrangement, usually one year.

    PROFESSIONAL SERVICES. Professional services revenue was 11% and 13% of total revenue in the current fiscal quarter and current fiscal six months, respectively, ended July 31, 1999 as compared to 5% and 6% in the same quarter and six months, respectively, a year ago. Professional services revenue increased $1.5 million or 271% to $2.0 million in the current fiscal quarter from $0.5 million in the same quarter a year ago. For the six month period ended July 31, 1999, professional services revenue increased $2.8 million or 239% to $4.0 million from $1.2 million in the same six months a year ago. For both the quarter and six months, the dollar increase is attributable to greater consulting opportunities resulting from our larger installed customer base and our expanded consulting service capabilities resulting from the acquisition of Optima.

COST OF REVENUE

    Cost of revenue, which consists of cost of software licenses, cost of maintenance and cost of professional services, was $3.8 million or 21% and $7.4 million or 23% of total revenue in the current fiscal quarter and current fiscal six months, respectively, as compared to $2.1 million or 20% and $3.8 million or 20% in the same quarter and six months, respectively, a year ago. For both the quarter and six months, the increase, both in dollar terms and in percentage of total revenue terms, is due primarily to increased expenses associated with professional services revenue and maintenance revenue, including personnel additions and the acquisition of Optima to support professional services and maintenance revenue growth, and the increase in software sublicense fees.

    SOFTWARE LICENSES. Cost of software licenses consists principally of sublicense fees associated with our STARTOOL, STARWARP and DETECT+RESOLVE MAINFRAME products. Cost of software licenses as a percentage of total software licenses revenue was unchanged at 8% for both the current fiscal quarter and the same quarter a year ago. For the current six months ended July 31, 1999 as compared to the same period a year ago, cost of software licenses as a percentage of total software licenses revenue increased to 9% from 7%. Cost of software licenses increased $0.3 million to $0.7 million and $0.7 million to $1.4 million in the current fiscal quarter and current fiscal six months, respectively, from $0.4 and $0.7 million in the same quarter and six months, respectively, a year ago.

These increases, both in dollar terms and as a percentage of total software licenses revenue in the six month periods, are attributable to increases in royalty bearing software licenses--predominantly STARTOOL AND DETECT+RESOLVE MAINFRAME--as a percentage of total software licenses revenue.

    MAINTENANCE. Cost of maintenance consists primarily of salaries, bonuses and other costs associated with our customer support organizations, and to a lesser extent, sublicense fees associated with our STARTOOL, STARWARP AND DETECT+RESOLVE MAINFRAME PRODUCTS. Cost of maintenance as a percentage of total maintenance revenue was 23% and 24% in the current fiscal quarter and current fiscal six months, respectively, as compared to 28% and 26% in the same quarter and six months, respectively, a year ago. Cost of maintenance increased $0.3 million or 23% to $1.4 million and $0.7 million or 35% to $2.7 million in the current fiscal quarter and current fiscal six months, respectively, from $1.1 million and $2.0 million in the same quarter and six months, respectively, a year ago. For both the quarter and six months, the dollar increase is predominately due to increased expenses associated with our customer support organization including personnel additions needed to support the maintenance revenue growth and more recently, increases in sublicense fees. Sublicense fees are paid to owners of third party products for providing maintenance enhancements and code fixes.

    PROFESSIONAL SERVICES. Cost of professional services consists of salaries, bonuses and other costs associated with supporting our professional services organization. Cost of professional services as a percentage of total professional services revenue was 81% and 79% in the current fiscal quarter and current fiscal six months, respectively, as compared to 91% and 92% in the same quarter and six months, respectively, a year ago. Cost of professional services increased $1.1 million or 232% to $1.6 million and $2.1 million or 193% to $3.2 million in the current fiscal quarter and current fiscal six months, respectively, from $0.5 million and $1.1 million in the same quarter and six months, respectively, a year ago. For both the quarter and six months, the dollar increase is predominately due to increased expenses associated with the acquisition of Optima which significantly increased our professional services organization, and personnel additions and other infrastructure costs needed to support the professional services revenue growth.

OPERATING EXPENSES

    SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, commissions and bonuses, payroll taxes, and employee benefits as well as travel, entertainment and marketing expenses. Sales and marketing expenses as a percentage of total revenue was 30% in both the current fiscal quarter and current fiscal six months as compared to 32% and 30% in the same quarter and six months, respectively, a year ago. Sales and marketing expenses increased $2.0 million or 61% to $5.3 million and $3.9 million or 68% to $9.6 million in the current fiscal quarter and current fiscal six months, respectively, from $3.3 million and $5.7 million in the same quarter and six months, respectively, a year ago. For both the quarter and six months, the dollar increase is due primarily to our expansion of our direct sales and marketing organization, and to a lesser extent, the development of our telesales efforts. As a percentage of total revenue, there was a slight decrease in the current quarter as compared to the same period a year ago and it remained relatively unchanged when comparing the current six month period to the same period a year ago. In absolute dollar terms, we expect sales and marketing expenses to increase as we continue to hire additional sales and marketing personnel and undertake additional marketing programs.

    RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of salaries, bonuses, payroll taxes, and employee benefits and costs attributable to research and development activities. Research and development expenses as a percentage of total revenue was 10% in both the current fiscal quarter and the same period a year ago and was also 10% in the current fiscal six months period as compared to 11% in the same six months of a year ago. Research and development expenses increased $0.7 million or 65% to $1.8 million and $1.0 million or 51% to $3.1 million in the current fiscal quarter and current fiscal six months, respectively, from $1.1 million and $2.1 million in the same quarter and six months, respectively, a year ago. For both the quarter and six months, the dollar increase is primarily due to salary, bonus, payroll tax, and employee benefit costs associated with the expansion of our research and development efforts to enhance existing products and develop our new FULL.CYCLE distributed systems and SERNET products. We expect research and development expenses to increase as we continue to hire additional research and development personnel to develop our FULL.CYCLE distributed systems product suite and our SERNET products.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries, bonuses, payroll taxes, and benefits and certain non-allocable administrative costs, including legal and accounting fees and bad debts. General and administrative expenses as a percentage of total revenue remained relatively unchanged at 9% for all periods presented, the current fiscal quarter and current fiscal six months as well as the same periods from a year ago. General and administrative expenses increased $0.6 million or 73% to $1.5 million and $0.9 million or 56% to $2.6 million in the current fiscal quarter and current fiscal six months, respectively, from $0.9 million and $1.7 million in the same quarter and six months, respectively, a year ago. For both the quarter and six months, the dollar increase is primarily due to salary, bonus, payroll tax and employee benefit costs associated with the expansion of our administrative infrastructure in order to support our increased sales, marketing, professional services and maintenance activities. We expect general and administrative expenses to continue to increase in dollar terms as we expand our infrastructure and incur additional costs as a result of being a public company.

    STOCK-BASED COMPENSATION. In total, SERENA recorded aggregate deferred stock-based compensation of $4.6 million in connection with the issuance of restricted stock and grants of options to purchase common stock. Deferred stock-based compensation is generally being amortized over the 36 to 48 month vesting periods of the related awards. This amortization is being recorded in a manner consistent with FASB Interpretation No. 28. Of the total deferred stock-based compensation, $0.1 million and $0.4 million was amortized in the current fiscal quarter and current fiscal six months, respectively, as compared to $0.7 million and $1.6 million in the same quarter and six months, respectively, from a year ago. We expect the stock-based compensation charge will continue to trend downward quarter over quarter as the related awards vest or are forfeited. As of July 31, 1999, SERENA had $0.6 million in unamortized stock-based compensation, all of which is expected to be fully amortized before the end of fiscal 2003.

    AMORTIZATION OF INTANGIBLE ASSETS. In the third quarter of fiscal 1999, SERENA recorded intangible assets of $21.7 million in connection with the acquisition of Optima in September, 1998. In the current fiscal quarter, we also recorded additional intangible assets of $3.1 million in connection with the acquisition of Diamond in June, 1999. Combined, intangible assets are being amortized over periods of one year or less on $0.7 million, two to seven years on $2.9 million and fifteen years on the remaining $21.2 million. Of the total intangible assets, $0.5 million and $1.0 million was amortized in the current fiscal quarter and current fiscal six months, respectively, ended July 31, 1999. We expect to amortize an additional $1.2 million in the remaining two quarters of fiscal 2000, $2.0 million in fiscal 2001 and $1.9 million in fiscal 2002. The intangible assets will be fully amortized by the end of fiscal 2014.

    ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT. In connection with SERENA's acquisition of Diamond in the current fiscal quarter, we took a one-time charge of $1.0 million in recording acquired in-process research and development. See notes 4 and 5 in the Notes to Consolidated Financial Statements.

INTEREST AND OTHER INCOME, NET

    Interest and other income, net increased $0.9 million to $1.1 million and $1.6 million to $1.9 million in the current fiscal quarter and current fiscal six months, respectively, from $0.2 million and $0.3 million in the same quarter and six months, respectively, a year ago. For both the quarter and six months, the dollar increase in interest and other income, net is predominantly due to the increase in cash and cash equivalent balances and short-term investments resulting from the Company's initial public offering in the first quarter of fiscal 2000 which generated $57.9 million in net proceeds to the Company, and to a lesser extent, from increases in cash and cash equivalent balances period over period resulting from cash generated by operations.

INCOME TAXES

    Income taxes were $2.4 million and $4.2 million in the current fiscal quarter and current fiscal six months, respectively, ended July 31, 1999 as compared to $1.1 million and $1.9 million in the same quarter and six months, respectively, of a year ago. As a percentage of pretax income, income taxes were 51% and 48% in the current fiscal quarter and fiscal six months, respectively, as compared to 44% in both the same quarter and six month periods a year ago. SERENA's effective income tax rate has increased when compared to the same quarter and six months a year ago predominantly due to the fact that total nondeductible charges in the current fiscal year, including the $1.0 million one time charge for acquired in-process research and development, are greater when compared to the same periods from a year ago. SERENA's effective income tax rate has historically benefited from the United States research and experimentation tax credit and tax benefits generated from export sales made from the United States. To a lesser extent, SERENA has also experienced higher marginal tax rates resulting from substantially higher pretax profits year over year.

LIQUIDITY AND CAPITAL RESOURCES

    From our inception in 1980 until the closing of our initial public offering of our common stock in February 1999, we financed our operations and met our capital expenditure requirements through cash flows from operations. In the first quarter of fiscal 2000, we completed our initial public offering of common stock resulting in net proceeds to SERENA of $57.9 million. Net cash provided by operating activities rose to $10.6 million in the current fiscal six months ended July 31, 1999 from $7.3 million in the same period a year ago. Our principal investing activities during the current fiscal six months ended July 31, 1999 were the purchase of $17.7 million of short-term investments and the acquisition of Diamond where the Company exchanged $1.75 million in cash and issued 175,000 shares of its common stock valued at $12.77 per share for all the assets and assumed liabilities of Diamond. At July 31, 1999, SERENA had $70.7 million in cash and cash equivalents and another $17.7 million in short-term investments.

    At July 31, 1999, we had working capital of $80.6 million and trade accounts receivable, net of allowances, of $12.1 million. Our total current and long term deferred revenues were $14.9 million. In addition, we did not have any material commitments for capital expenditures and did not have any revolving credit agreement or other term loan agreements with any bank or other financial institution.

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

    For risks concerning SERENA related to Year 2000 see "Factors That May Affect Future Results"--"Potential Year 2000 Problems with Our Software or Our Internal Operating Systems Could Adversely Affect Our Business" and "Reduced Customer Focus and Spending on Year 2000 Remediation and EMU Conversion Could Adversely Affect the Sales of Certain of Our Products; Customer Use of Our Products for Year 2000 and EMU Issues May Not Lead to Increased Sales of Our Other Products."

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

THERE ARE MANY FACTORS, INCLUDING SOME BEYOND OUR CONTROL, THAT MAY CAUSE FLUCTUATIONS IN OUR QUARTERLY OPERATING RESULTS

    Our quarterly operating results have varied greatly in the past and may vary greatly in the future depending upon a number of factors described below and elsewhere in this "Factors That May Affect Future Results" section of this quarterly report, including many that are beyond our control. As a result, we believe that quarter-to-quarter comparisons of our financial results are not necessarily meaningful, and you should not rely on them as an indication of our future performance. Factors that may materially affect our quarterly operating results include the following, as well as others discussed in this Form 10-Q:

    - The size, timing and contractual terms of large orders for our software products

    - The budgeting cycles of our customers and potential customers and their willingness to invest in new SCM solutions or upgrade their existing solutions

    - Market demand for our software products and services, including our distributed systems products that are currently under development

    - Our ability to develop and introduce on a timely basis and to market new and enhanced versions of our software, including our distributed systems products that are currently under development

    - Seasonal trends in customer purchasing patterns

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

    Although SERENA has been profitable in recent years, we may not remain profitable on a quarterly or annual basis in the future. We anticipate that our expenses will increase substantially in the foreseeable future as we:

    - Increase our sales and marketing activities, including expanding our United States and international direct sales forces and extending our telesales efforts

    - Develop our technology, including our FULL.CYCLE suite of SCM products for distributed systems

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

OUR INTRODUCTION OF SERENA SCM PRODUCTS FOR DISTRIBUTED SYSTEMS MAY NOT BE SUCCESSFUL

    We are currently developing our FULL.CYCLE distributed systems product suite which is designed to operate on distributed systems. If we do not successfully develop, market, sell and support our FULL.CYCLE distributed systems products, this would materially adversely affect our business and our future quarterly and annual operating results. Historically, all of our products have been designed for the mainframe platform, and substantially all of our software license revenue, maintenance revenue and professional services revenue to date have been attributable to licenses for these mainframe products. We do not have experience developing, marketing, selling or supporting distributed systems products. Developing, marketing and selling our distributed systems products will require significant resources that we may not have. Our sales and marketing organizations have historically focused exclusively on sales of our products for the mainframe and have limited experience marketing and selling distributed systems products. Additionally, we do not have any experience in providing support services for distributed systems products. Competition for experienced software engineers, sales personnel and support staff is intense and if we fail to attract qualified personnel this would impair our ability to support our FULL.CYCLE distributed systems products. Many of our competitors have substantially greater experience providing distributed systems compatible software products than we do, and many also have significantly greater financial and organizational resources.

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

To date, none of these delays has materially affected our business. Difficulties in product development could delay or prevent the successful introduction or marketing of new or improved products or the delivery of new versions of our products to our customers. In particular, we may experience delays in introducing our FULL.CYCLE product suite for distributed systems. While we anticipate releasing initial versions of our FULL.CYCLE distributed systems products, other than DETECT+RESOLVE which we released in December 1998, and eCHANGE MAN which we released in June 1999, before the end of calendar 1999, any delay in releasing our new distributed systems products or enhancements, for whatever reason, would impair our revenue growth.

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

    Our existing professional services and customer support organizations may not be sufficient to manage any future growth in our business. The failure to expand our professional services and customer support organizations or to integrate Optima's professional services personnel into our professional services organization could materially adversely affect our business. While we intend to significantly expand our professional services and customer support organizations, including providing these services for both distributed systems and mainframe applications and systems, we may not be able to do so. Competition for additional qualified technical personnel to perform these services is intense.

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

SERENA IS SUBJECT TO INTENSE COMPETITION IN THE SCM INDUSTRY AND WE EXPECT TO FACE INCREASED COMPETITION IN THE FUTURE, INCLUDING COMPETITION IN THE SCM FOR DISTRIBUTED SYSTEMS MARKET

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

    EXISTING COMPETITION. We currently face competition from a number of sources, including:

    - Customers' internal IT departments

    - Providers of SCM products that compete directly with CHANGE MAN and COMPAREX such as Computer Associates, IBM and smaller private companies

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

    COMPETITION IN THE SCM FOR DISTRIBUTED SYSTEMS MARKET. We anticipate that we will also face significant competition as we develop, market and sell our FULL.CYCLE distributed systems products. If we are unable to successfully penetrate the SCM for distributed systems market, our business and future quarterly and annual operating results will be materially adversely affected. We have little experience in developing, selling, marketing or supporting distributed systems products since predominantly all of our products to date have been designed to support the mainframe. Penetrating the existing distributed systems SCM market will be difficult. Competitors in the distributed systems market include Computer Associates, Rational, Continuus, Mercury Interactive, Merant, Microsoft, Novadigm, Novell and other smaller private companies.

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

    DETECT+RESOLVE MAINFRAME. We share ownership rights in our DETECT+RESOLVE MAINFRAME technology for mainframe platforms with High Power Software. Although we have historically had primary responsibility for marketing, licensing and supporting DETECT+RESOLVE MAINFRAME, High Power Software has the ability to jointly direct these efforts. If in the future we are unable to reach agreement with High Power Software on the direction or evolution of the product, our ability to market or promote the product may be compromised. This could have a material adverse effect on our business and future quarterly and annual operating results.

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

WE MAY NOT BE ABLE TO RECRUIT AND RETAIN THE PERSONNEL WE NEED

    Our future success will likely depend in large part on our ability to attract and retain additional experienced sales, technical, marketing and management personnel. In addition, we will need to attract and retain sufficient numbers of qualified software engineers, as well as sales and marketing and support personnel, and successfully develop, market and support our FULL.CYCLE distributed systems product suite which is currently in development. Competition for such personnel in the computer software industry is intense, and in the past we have experienced difficulty in recruiting qualified personnel, especially developers and sales personnel. We expect competition for qualified personnel to remain intense, and we may not succeed in attracting or retaining such personnel. If we do not, this could materially adversely affect our business and future quarterly and annual operating results. In addition, new employees generally require substantial training in the use of our products. This training will require substantial resources and management attention.

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

    In September 1998, Compuware Corporation, or Compuware, filed suit against SERENA in the United States District Court for the Eastern District of Michigan seeking unspecified compensatory damages, costs and attorneys fees, and injunctive relief based on allegations of copyright infringement, trade secret misappropriation and various tort claims related to the sale of our STARTOOL and STARWARP products. Compuware served the complaint on SERENA in November 1998. Due to the nature of litigation generally, and due to the fact that discovery is ongoing, management cannot ascertain the availability of injunctive relief or other equitable remedies or estimate the total expenses, possible damages or settlement value, if any, that may ultimately be incurred in connection with Compuware's suit. However, management believes, based on the advice of counsel, that SERENA has meritorious defenses to the allegations contained in Compuware's complaint. We believe that this matter will not have a material adverse effect on our results of operations or financial condition. This litigation could be time consuming and costly, and there can be no assurance that SERENA will necessarily prevail given the inherent uncertainties of litigation. In the event that we do not prevail in litigation, we could be prevented from selling our STARTOOL and STARWARP products or be required to enter into royalty or licensing agreements or pay monetary damages. Such royalty or licensing agreements, if required, may not be available on terms acceptable to SERENA or at all. In the event of a successful claim against us, our business, future operating results or financial condition could be materially adversely affected.

ERRORS IN OUR PRODUCTS OR THE FAILURE OF OUR PRODUCTS TO CONFORM TO SPECIFICATIONS COULD RESULT IN OUR CUSTOMERS DEMANDING REFUNDS FROM US OR ASSERTING CLAIMS FOR DAMAGES AGAINST US

    Because our software products are complex, they often contain errors or "bugs" that can be detected at any point in a product's life cycle. While we continually test our products for errors and work with customers through our customer support services to identify and correct bugs in our software, we expect that errors in our products will continue to be found in the future. Although many of these errors may prove to be immaterial, certain of these errors could be significant. Detection of any significant errors may result in, among other things, loss of, or delay in, market acceptance and sales of our products, diversion of development resources, injury to our reputation, or increased service and warranty costs. These problems could materially adversely affect our business and future quarterly and annual operating results. In the past we have discovered errors in certain of our products and have experienced delays in the shipment of our products during the period required to correct these errors. These delays have principally related to new version and product update releases. To date none of these delays have materially affected our business. However, product errors or delays in the future, including any product errors or delays associated with the introduction of our FULL.CYCLE distributed systems products, could be material. In addition, in certain cases we have warranted that our products will operate in accordance with specified customer requirements. If our products fail to conform to such specifications, customers could demand a refund for the software license fee paid to us or assert claims for damages.

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

    Future announcements concerning SERENA or our competitors could cause the market price of the common stock to fluctuate greatly. These type of announcements may include information concerning:

    - Any shortfall in SERENA's revenues or net income from revenues or net income expected by securities analysts

    - Announcements of new products by SERENA or our competitors, including announcements regarding our FULL.CYCLE distributed systems products

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

    - Changes in our revenue growth rates or the growth rates of our competitors

    - Sales of large blocks of SERENA common stock

    - Conditions in the financial markets in general and the software industry in particular

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    We do not use derivative financial instruments in our investment portfolio and have no foreign exchange contracts. Our financial instruments consist of cash, cash equivalents, short-term investments, trade accounts receivable, accounts payable. Our exposure to market risk for changes in interest rates relates primarily to our short-term investments and obligations; thus, fluctuations in interest rates would not have a material effect on the fair value of these securities.

    Sales to customers in foreign countries accounted for approximately 15% and 17% of total revenue during the quarter and six months ended July 31, 1999, respectively. Because we invoice certain of these sales in currencies other than the U.S. dollar, predominately British pound sterling, and do not hedge these transactions, fluctuations in exchange rates could adversely affect the translated results of operations of our foreign subsidiaries.

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

    On June 14, 1999, SERENA acquired Diamond Optimum Systems, Inc. ("Diamond"), a provider of enterprise software change management solutions for NT and UNIX environments, in a transaction valued at approximately $4.5 million. The Company acquired all the assets and assumed all the liabilities of Diamond in exchange for cash totaling $1.75 million and the issuance of 175,000 shares of the Company's common stock valued at $12.77 per share.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

    Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The fiscal 1999 Annual Meeting of the Stockholders of SERENA Software, Inc. was held at the Company's offices at 500 Airport Boulevard, Burlingame, California 94010 on June 30, 1999 at 2:00 p.m.

(b) At the Annual Meeting, the following four persons were elected to the Company's Board of Directors, constituting all members of the Board of Directors.

BOARD NOMINEES                                                  COMMON FOR    COMMON WITHHELD
-------------------------------------------------------------  ------------  -----------------
Douglas D. Troxel............................................   23,453,324          18,800
Richard A. Doerr.............................................   23,453,324          18,800
Alan H. Hunt.................................................   23,453,524          18,600
Jerry T. Ungerman............................................   23,453,324          18,800

(c) The following additional proposal was considered at the Annual Meeting with its results according to the respective vote of the stockholders:

    PROPOSAL 2--Ratification and approval of the appointment of KPMG LLP as independent accountants of the Company for the fiscal year ending January 31, 2000.

 COMMON FOR    COMMON AGAINST     ABSTAINED      BROKER NON-VOTES
------------  -----------------  -----------  -----------------------
 23,463,024           5,900           3,200                  0

ITEM 5.  OTHER INFORMATION.

    In August 1999, SERENA's Board of Directors authorized the institution of a stock repurchase program whereby up to 400,000 shares of the Company's Common Stock may be repurchased in the open market or in privately negotiated block transactions from time to time. The Company will utilize the reacquired shares for reissuance in connection with employee stock programs and general corporate purposes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBIT NO.    EXHIBIT TITLE
-------------  ---------------------------------------------------------------------------------------------------
     (a)       Exhibits.
    10.2A      Amended and Restated 1997 Stock Option and Incentive Plan
    10.3A      1999 Employee Stock Purchase Plan
    10.4A      1999 Director Option Plan
    27.1       Financial Data Schedule
     (b)       Reports on Form 8-K.
               Not applicable.

                                   SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                SERENA SOFTWARE, INC.

                                By:          /s/ ROBERT I. PENDER, JR.
                                     -----------------------------------------
                                               Robert I. Pender, Jr.
                                            VICE PRESIDENT, FINANCE AND
                                      ADMINISTRATION, CHIEF FINANCIAL OFFICER
                                        (PRINCIPAL FINANCIAL AND ACCOUNTING
                                               OFFICER) AND SECRETARY

Date: September 14, 1999