Form 10-Q
period 1999-10-31
SERENA SOFTWARE INC
filed 1999-12-15
CIK 1073967

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

                FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1999
                                       OR

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    The number of shares of the registrant's Common Stock, par value $0.001, outstanding as of October 31, 1999 was 25,416,236.

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

                                     INDEX

                                                                             PAGE
                                                                           --------
PART I       FINANCIAL INFORMATION

Item 1       Financial Statements:

             Consolidated Balance Sheets as of October 31, 1999 and
               January 31, 1999..........................................      3

             Consolidated Statements of Income for the Three Months and
               Nine Months Ended October 31, 1999 and 1998...............      4

             Consolidated Statements of Cash Flows for The Nine Months
               Ended October 31, 1999 and 1998...........................      5

             Notes to Consolidated Financial Statements..................      6

Item 2       Management's Discussion and Analysis of Results of
               Operations and Financial Condition........................     10

Item 3       Quantitative and Qualitative Disclosures About Market
               Risk......................................................     29

PART II      OTHER INFORMATION

Item 1       Legal Proceedings...........................................     30

Item 2       Change in Securities and Use of Proceeds....................     30

Item 3       Defaults Upon Senior Securities.............................     30

Item 4       Submission of Matters to a Vote of Security Holders.........     30

Item 5       Other Information...........................................     30

Item 6       Exhibits and Reports on Form 8-K............................     31

             Signatures..................................................     32

                         PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                     SERENA SOFTWARE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                                              OCTOBER 31,    JANUARY 31,
                                                                  1999          1999
                                                              ------------   -----------
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 65,092,113   $21,468,740
  Short-term investments....................................    26,741,261            --
  Accounts receivable, net of allowance of $840,000 and
    $311,000 at October 31 and January 31, 1999,
    respectively............................................    13,907,482    13,036,551
  Due from principal stockholder............................            --       196,188
  Deferred taxes............................................     1,119,531     1,119,531
  Prepaid expenses and other current assets.................       730,872       565,679
                                                              ------------   -----------
      Total current assets..................................   107,591,259    36,386,689
Property and equipment, net.................................     2,267,358     1,864,535
Due from principal stockholder..............................            --       420,581
Intangible assets, net......................................    22,388,946    20,932,685
Other assets................................................       116,063        73,431
                                                              ------------   -----------
      TOTAL ASSETS..........................................  $132,363,626   $59,677,921
                                                              ============   ===========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $     69,471   $   401,026
  Income taxes payable......................................            --     1,498,725
  Accrued expenses..........................................     9,789,184     7,142,979
  Deferred revenue..........................................    12,400,928    10,839,084
                                                              ------------   -----------
      Total current liabilities.............................    22,259,583    19,881,814
Deferred revenue, net of current portion....................     2,251,105     1,532,905
Deferred taxes..............................................       158,152       158,152
                                                              ------------   -----------
      Total liabilities.....................................    24,668,840    21,572,871
                                                              ------------   -----------
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $0.001 par value; 5,000,000 shares
    authorized; no shares issued and outstanding
  Common stock, $0.001 par value; 60,000,000 shares
    authorized; 25,416,236 and 20,401,126 shares issued and
    outstanding at October 31 and January 31, 1999,
    respectively............................................        25,416        20,401
  Additional paid-in capital................................    88,616,871    28,517,972
  Deferred stock-based compensation.........................      (504,263)   (1,339,030)
  Notes receivable from stockholders........................    (3,210,938)   (3,233,374)
  Accumulated other comprehensive losses....................       (30,357)      (25,578)
  Retained earnings.........................................    22,798,057    14,164,659
                                                              ------------   -----------
      Total stockholders' equity............................   107,694,786    38,105,050
                                                              ------------   -----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY............  $132,363,626   $59,677,921
                                                              ============   ===========

          See accompanying notes to consolidated financial statements.

                     SERENA SOFTWARE, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

      FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 31, 1999 AND 1998

                                  (UNAUDITED)

                                               THREE MONTHS ENDED           NINE MONTHS ENDED
                                                   OCTOBER 31,                 OCTOBER 31,
                                            -------------------------   -------------------------
                                               1999          1998          1999          1998
                                            -----------   -----------   -----------   -----------
Revenue:
  Software licenses.......................  $10,233,150   $ 6,696,012   $26,691,087   $16,684,739
  Maintenance.............................    7,305,429     4,363,423    18,785,245    12,097,957
  Professional services...................    1,512,087     1,170,457     5,556,695     2,363,034
                                            -----------   -----------   -----------   -----------
    Total revenue.........................   19,050,666    12,229,892    51,033,027    31,145,730
                                            -----------   -----------   -----------   -----------
Cost of revenue:
  Software licenses.......................      645,570       572,399     2,071,094     1,265,901
  Maintenance.............................    1,614,986     1,154,648     4,348,125     3,184,703
  Professional services...................    1,243,906       964,566     4,443,897     2,057,139
                                            -----------   -----------   -----------   -----------
    Total cost of revenue.................    3,504,462     2,691,613    10,863,116     6,507,743
                                            -----------   -----------   -----------   -----------
    Gross profit..........................   15,546,204     9,538,279    40,169,911    24,637,987
                                            -----------   -----------   -----------   -----------
Operating expenses:
  Sales and marketing.....................    5,594,569     3,249,077    15,202,150     8,955,777
  Research and development................    1,757,660     1,146,789     4,894,254     3,220,017
  General and administrative..............    1,553,831     1,093,853     4,188,700     2,786,034
  Stock-based compensation................      180,999       512,771       608,164     2,070,864
  Amortization of intangible assets.......      627,993       185,814     1,606,329       185,814
  Acquired in-process research and
    development...........................           --            --       992,341            --
                                            -----------   -----------   -----------   -----------
    Total operating expenses..............    9,715,052     6,188,304    27,491,938    17,218,506
                                            -----------   -----------   -----------   -----------
Operating income..........................    5,831,152     3,349,975    12,677,973     7,419,481
Interest and other income, net............    1,356,992       226,988     3,252,012       570,502
                                            -----------   -----------   -----------   -----------
  Income before income taxes..............    7,188,144     3,576,963    15,929,985     7,989,983
Income taxes..............................    3,129,115     1,653,904     7,296,584     3,595,633
                                            -----------   -----------   -----------   -----------
  Net income..............................  $ 4,059,029   $ 1,923,059   $ 8,633,401   $ 4,394,350
Translation adjustment....................      (21,876)        9,349        (4,779)       11,543
                                            -----------   -----------   -----------   -----------
  Comprehensive income....................  $ 4,037,153   $ 1,932,408   $ 8,628,622   $ 4,405,893
                                            -----------   -----------   -----------   -----------
Net income per share:
  Basic...................................  $      0.16   $      0.11   $      0.36   $      0.27
                                            ===========   ===========   ===========   ===========
  Diluted.................................  $      0.15   $      0.10   $      0.34   $      0.26
                                            ===========   ===========   ===========   ===========
Weighted average shares used in per share
  calculations:
  Basic...................................   24,866,925    17,157,843    24,311,646    16,145,234
                                            ===========   ===========   ===========   ===========
  Diluted.................................   26,258,220    18,643,753    25,692,245    17,121,779
                                            ===========   ===========   ===========   ===========

          See accompanying notes to consolidated financial statements.

                     SERENA SOFTWARE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE NINE MONTHS ENDED OCTOBER 31, 1999 AND 1998

                                  (UNAUDITED)

                                                                     NINE MONTHS
                                                                  ENDED OCTOBER 31,
                                                              --------------------------
                                                                  1999          1998
                                                              ------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $  8,633,401   $ 4,394,350
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation............................................       656,006       456,505
    Increase in allowance for bad debts.....................       528,568        83,972
    Loss on sale of property and equipment..................        13,037            --
    Accrued interest on notes receivable....................      (141,162)           --
    Amortization of deferred stock-based compensation.......       608,164     2,070,864
    Amortization of intangible assets.......................     1,606,329       185,814
    Acquired in-process research and development............       992,341            --
    Changes in operating assets and liabilities:
      Accounts receivable...................................    (1,382,515)      619,802
      Prepaid expenses and other assets.....................      (117,533)          (70)
      Accounts payable......................................      (355,422)     (215,964)
      Income taxes payable..................................    (1,564,042)     (202,653)
      Accrued expenses......................................     2,224,818    (1,088,475)
      Deferred revenue......................................     2,279,987     3,623,571
                                                              ------------   -----------
        Net cash provided by operating activities...........    13,981,977     9,927,716
                                                              ------------   -----------
CASH FLOWS USED IN INVESTING ACTIVITIES:
  Purchases of property and equipment.......................    (1,009,932)     (755,542)
  Purchases of short-term investments.......................   (26,741,261)           --
  Common stock repurchased under the common stock repurchase
    plan....................................................      (363,770)           --
  Issuance of notes due from stockholder....................            --      (600,000)
  Payment of notes due from stockholder.....................       599,659       181,526
  Issuance of notes due from other parties..................      (150,000)           --
  Payment of notes due from other parties...................       150,000            --
  Payment of accrued interest and principal on notes
    receivable..............................................       104,636            --
  Cash and cash equivalents acquired in Optima
    acquisition.............................................            --       439,092
  Cash paid in acquisition of Diamond Optimum Systems, Inc,.
    net of cash acquired....................................    (1,462,031)           --
                                                              ------------   -----------
        Net cash used in investing activities...............   (28,872,699)     (734,924)
                                                              ------------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock..................................    57,902,226            --
  Sale of common stock under the employee stock purchase
    plan....................................................       514,909            --
  Exercise of stock options under the employee stock option
    plan....................................................       101,739            --
  Payment of notes to stockholders of Optima................            --    (1,350,000)
                                                              ------------   -----------
        Net cash from (used in) financing activities........    58,518,874    (1,350,000)
                                                              ------------   -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH.....................        (4,779)       11,543
                                                              ------------   -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS...................    43,623,373     7,854,335
Cash and cash equivalents at beginning of period............    21,468,740     9,024,015
                                                              ------------   -----------
Cash and cash equivalents at end of period..................  $ 65,092,113   $16,878,350
                                                              ============   ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid...........................................  $  8,731,314   $ 3,730,824
                                                              ============   ===========
NONCASH INVESTING AND FINANCING ACTIVITY:
Issuance of common stock and notes for acquisition of Optima
  Software, Inc.............................................  $         --   $21,420,000
                                                              ============   ===========
Common Stock issued in acquisition of Diamond Optimum
  Systems, Inc..............................................  $  2,234,375   $        --
                                                              ============   ===========
Restricted stock issued in exchange for notes receivable....  $         --   $    81,000
                                                              ============   ===========
Restricted stock cancelled in return for notes receivable...  $   (107,625)  $        --
                                                              ============   ===========

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

(1)  NET INCOME PER SHARE

    Basic net income per share is computed using the weighted-average number of shares of unrestricted common stock outstanding. Diluted net income per share is computed using the weighted-average number of shares of common stock outstanding and, when dilutive, potentially dilutive common shares from restricted stock and options to purchase common stock using the treasury stock method.

    The following is a reconciliation of the shares used in the computation of basic and diluted net income per share:

                                                  THREE MONTHS ENDED         NINE MONTHS ENDED
                                                      OCTOBER 31,               OCTOBER 31,
                                                -----------------------   -----------------------
                                                   1999         1998         1999         1998
                                                ----------   ----------   ----------   ----------
Basic net income per share-weighted average
  number of unrestricted common shares
  outstanding.................................  24,866,925   17,157,843   24,311,646   16,145,234
Effect of potentially dilutive securities
  outstanding-restricted stock and options....   1,661,295    1,485,910    1,380,599      976,545
                                                ----------   ----------   ----------   ----------
Shares used in diluted net income per share
  computation.................................  26,528,220   18,643,753   25,692,245   17,121,779
                                                ==========   ==========   ==========   ==========

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

(4)  ACQUISITION OF DIAMOND OPTIMUM SYSTEMS, INC.

    On June 14, 1999, the Company acquired Diamond Optimum Systems, Inc. ("Diamond"), a provider of enterprise software change management solutions (SCM) for NT and UNIX environments. As of the end of the Company's third fiscal quarter on October 31, 1999, the operations of Diamond had been fully integrated into the operations of the Company. The acquisition was accounted for using the purchase method of accounting, and accordingly, the results of operations of Diamond have been included in the Company's consolidated financial statements from June 14, 1999. The Company acquired all the assets and assumed all the liabilities of Diamond in exchange for cash totaling $1.75 million and the issuance of 175,000 shares of the Company's common stock valued at $12.77 per share. The transaction was valued at approximately $4.5 million with the allocation of the total consideration as follows:

Net tangible assets.........................................  $  358,060
Acquired technology.........................................   1,917,276
Acquired in-process research and development................     992,341
Work-force-in-place.........................................     179,100
Noncompete agreement........................................     227,451
Goodwill....................................................     786,694
                                                              ----------
Total consideration.........................................  $4,460,922
                                                              ==========

                     SERENA SOFTWARE, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

(4)  ACQUISITION OF DIAMOND OPTIMUM SYSTEMS, INC. (CONTINUED)

    Acquired technology, consisting of current completed technologies at the date of acquisition valued on the premise of fair market value in continued use under the discounted cash flow approach, is being amortized over a 5 year period, the period of time the Company estimates as its economic useful life. Acquired in-process research and development, consisting of current technologies under development at the date of acquisition and valued on the premise of fair market value in continued use under the discounted cash flow approach, was expensed immediately in the second fiscal quarter ended July 31, 1999 in accordance with generally accepted accounting principles. See Note 5 for further discussion of Acquired In-Process Research and Development. Work-force-in-place, consisting principally of the Diamond development team, was valued on a replacement cost basis and is being amortized over a six-month period, the period of time the Company estimates would be required to hire, train, and achieve full productivity for a replacement work force. The noncompete agreement was entered into with a Diamond officer and founder who will continue with the combined company. The noncompete agreement was valued based on his anticipated salary and benefits for the period of the agreement and is being amortized over the two-year term of the agreement. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired and is being amortized over 7 years.

    Pro forma financial information giving effect to the acquisition as if it had occurred at the beginning of the periods presented would not have been materially different than the Company's actual operating results.

(5)  ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

    As a result of the Company's acquisition of Diamond on June 14, 1999, the company recorded in it's second fiscal quarter ended July 31, 1999 acquired in-process research and development totaling $992,341. The premise of value was fair market value in continued use.

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

                     SERENA SOFTWARE, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

(5)  ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT (CONTINUED)

    In short, the percentage complete and the appropriate risk-adjusted discount rate for each application were as follows:

APPLICATION UNDER DEVELOPMENT                   PERCENTAGE COMPLETE   DISCOUNT RATE
-----------------------------                   -------------------   -------------
Change Management version 2.0.................         60.00%             25.00%
Project Management............................         75.00%             25.00%
Enterprise Management.........................         25.38%             27.50%

    The rates used to discount the net cash flows to present value were initially based on the weighted average cost of capital ("WACC"). The Company used discount rates of 25.0% and 27.5% for valuing the acquired in-process research and development and 25.0% for the core technologies. These discount rates are higher than the implied WACC due to the inherent uncertainties surrounding the successful development of the acquired in-process research and development, the useful life of such in-process research and development, the profitability levels of such in-process research and development, and the uncertainty of technological advances that were unknown at the time.

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

RESULTS OF OPERATIONS

    References to the dollar and percentage increases or decreases set forth below in this discussion and analysis of SERENA's results of operations are derived from comparisons of SERENA's consolidated statements of income for the three and nine month periods ended October 31, 1999 to the consolidated statements of income for the three and nine month periods ended October 31, 1998. These results include the results of Optima Software ("OPTIMA") from September 25, 1998, the date our acquisition of OPTIMA was completed, and of Diamond Optimum Systems, Inc. ("DIAMOND") from June 14, 1999, the date our acquisition of DIAMOND was completed.

    The following table sets forth our results of operations expressed as a percentage of total revenue. These operating results for the periods presented are not necessarily indicative of the results for the full fiscal year or any other period.

                                                    PERCENTAGE OF REVENUE               PERCENTAGE OF REVENUE
                                                     THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                         OCTOBER 31,                         OCTOBER 31,
                                                  -------------------------           -------------------------
                                                    1999             1998               1999             1998
                                                  --------         --------           --------         --------
Revenue:
  Software licenses.............................    53.7%            54.7%              52.3%            53.6%
  Maintenance...................................    38.4%            35.7%              36.8%            38.8%
  Professional services.........................     7.9%             9.6%              10.9%             7.6%
                                                   -----            -----              -----            -----
TOTAL REVENUE...................................   100.0%           100.0%             100.0%           100.0%
                                                   -----            -----              -----            -----
Cost of revenue:
  Software licenses.............................     3.4%             4.7%               4.1%             4.1%
  Maintenance...................................     8.5%             9.4%               8.5%            10.2%
  Professional services.........................     6.5%             7.9%               8.7%             6.6%
                                                   -----            -----              -----            -----
  TOTAL COST OF REVENUE.........................    18.4%            22.0%              21.3%            20.9%
                                                   -----            -----              -----            -----
  GROSS PROFIT..................................    81.6%            78.0%              78.7%            79.1%
                                                   -----            -----              -----            -----
Operating expenses:
  Sales and marketing...........................    29.4%            26.6%              29.8%            28.8%
  Research and development......................     9.2%             9.4%               9.6%            10.3%
  General and administrative....................     8.1%             8.9%               8.2%             8.9%
  Stock-based compensation......................     1.0%             4.2%               1.2%             6.7%
  Amortization of intangible assets.............     3.3%             1.5                3.2%             0.6
  Acquired in-process research And
    development.................................      --               --                1.9%              --
                                                   -----            -----              -----            -----
Total operating expenses........................    51.0%            50.6%              53.9%            55.3%
                                                   -----            -----              -----            -----
OPERATING INCOME................................    30.6%            27.4%              24.8%            23.8%
Interest and other income, net..................     7.1%             1.8%               6.4%             1.8%
                                                   -----            -----              -----            -----
Income before income taxes......................    37.7%            29.2%              31.2%            25.6%
Income taxes....................................    16.4%            13.5%              14.3%            11.5%
                                                   -----            -----              -----            -----
NET INCOME......................................    21.3%            15.7%              16.9%            14.1%
                                                   =====            =====              =====            =====

REVENUE

    We derive revenue from software licenses, maintenance and professional services. Our total revenue increased $6.8 million or 56% to $19.1 million in the current fiscal quarter ended October 31, 1999 from $12.3 million in the same quarter a year ago. For the nine month period ended October 31, 1999, total revenue increased $19.9 million or 64% to $51.0 million from $31.1 million in the same nine month period a year ago.

    SOFTWARE LICENSES. Software licenses revenue as a percentage of total revenue has remained relatively constant at the 52% to 55% range in the current fiscal quarter and nine month periods ended October 31, 1999 and the same periods a year ago. Software licenses revenue increased $3.5 million or 53% to $10.2 million in the current fiscal quarter from $6.7 million in the same quarter a year ago. For the nine month period ended October 31, 1999, software licenses revenue increased $10.0 million or 60% to $26.7 million from $16.7 million in the same nine months a year ago. For both the quarter and nine months, the dollar increase is generally attributed to increased demand for new licenses of FULL.CYCLE MAINFRAME products as a result of greater customer awareness of and need for third party SCM solutions, fueled by new IT initiatives around the internet, eCommerce and the webification of legacy systems. To a lesser extent, the acquisitions of Optima and Diamond, an increase in sales force productivity and personnel, and software license price increases have all contributed to the dollar increase. In particular, sales of our CHANGE MAN and STARTOOL products grew significantly, with increases in aggregate of 98% and 139% when comparing the current fiscal quarter and nine months ended October 31, 1999, respectively, to the same periods from a year ago. CHANGE MAN, STARTOOL AND COMPAREX continue to make up a significant portion of total licenses revenue. Those products accounted for $9.6 million or 93% and $24.9 million or 93% of total software licenses revenue in the current fiscal quarter and current fiscal nine months, respectively, as compared to $5.8 million or 86% and $13.9 million or 83% in the same quarter and nine months, respectively, a year ago.

    MAINTENANCE. Maintenance revenue as a percentage of total revenue was 38% and 37% in the current fiscal quarter and current fiscal nine months, respectively, ended October 31, 1999 as compared to 36% and 39% in the same quarter and nine months, respectively, a year ago. Maintenance revenue increased $2.9 million or 67% to $7.3 million in the current fiscal quarter from $4.4 million in the same quarter a year ago. For the nine month period ended October 31, 1999, maintenance revenue increased $6.7 million or 55% to $18.8 million from $12.1 million in the same nine months a year ago. For both the quarter and nine months, the dollar increase reflects both growth in software license revenue, as new licenses generally include one year of maintenance, renewals of maintenance agreements by existing customers and, to a lesser extent, maintenance price increases. Maintenance revenue as a percentage of total revenue increased in the current fiscal quarter and decreased in the current fiscal nine months ended October 31, 1999 when compared to the same quarter and nine months, respectively, a year ago. In general, the decrease in maintenance revenue as a percentage of total revenue is due to the growth in software license revenue, which is generally recognized upon contract signing and delivery of the software, whereas maintenance revenue is deferred and amortized over the contractual term of the arrangement, usually one year.

    PROFESSIONAL SERVICES. Professional services revenue was 8% and 11% of total revenue in the current fiscal quarter and current fiscal nine months, respectively, ended October 31, 1999 as compared to 10% and 8% in the same quarter and nine months, respectively, a year ago. Professional services revenue increased $0.3 million, or 29% to $1.5 million in the current fiscal quarter from $1.2 million in the same quarter a year ago. For the nine month period ended October 31, 1999, professional services revenue increased $3.2 million or 135% to $5.6 million from $2.4 million in the same nine months a year ago. For both the quarter and nine months, the dollar increase is attributable to greater consulting opportunities resulting from our larger installed customer base and our expanded consulting service capabilities resulting from the acquisition of Optima. Certain professional services contracts in the third quarter have been delayed due to the current customer focus on Year 2000 remediation.

COST OF REVENUE

    Cost of revenue, which consists of cost of software licenses, cost of maintenance and cost of professional services, was $3.5 million or 18% and $10.9 million or 21% of total revenue in the current fiscal quarter and current fiscal nine months, respectively, as compared to $2.7 million or 22% and $6.5 million or 21% in the same quarter and nine months, respectively, a year ago. For both the quarter and nine months, the increases in absolute dollar terms are due primarily to increased expenses associated with professional services revenue and maintenance revenue, including personnel additions and the acquisition of Optima to support professional services and maintenance revenue growth, and the increase in software sublicense fees as a result of increases in software licenses. Cost of revenue as a percentage of total revenue decreased 4% and remained flat in the current quarter and current nine months, respectively, ended October 31, 1999, when compared to the same periods a year ago, as a result of the growth in software licenses revenues and maintenance revenues, which are higher margin revenues, exceeding the growth in professional services revenue.

    SOFTWARE LICENSES. Cost of software licenses consists principally of sublicense fees associated with our STARTOOL, STARWARP and DETECT+RESOLVE MAINFRAME products. Cost of software licenses as a percentage of total software licenses revenue was 6% and 8% in the current fiscal quarter and current fiscal nine months, respectively, ended October 31, 1999 as compared to 9% and 8% in the same periods, respectively, a year ago. Cost of software licenses increased $0.1 million to $0.7 million and $0.8 million to $2.1 million in the current fiscal quarter and current fiscal nine months, respectively, from $0.6 and $1.3 million in the same quarter and nine months, respectively, a year ago. As a percentage of total software licenses revenue, cost of software licenses decreased by 2% and remained flat in the current fiscal quarter and current fiscal nine months, respectively, when compared to the same periods a year ago predominantly due to decreases in royalty bearing software licenses as a percentage of total software licenses revenue. Specifically, percentage decreases in STARWARP and DETECT+RESOLVE MAINFRAME in both the quarter and nine month periods more than offset percentage increases in STARTOOL over the same periods. In absolute dollar terms, the increases are due to increases in royalty bearing software licenses in the current quarter and current nine months, when compared to the same periods from a year ago. Specifically, dollar increases in STARTOOL and DETECT+RESOLVE MAINFRAME in both the quarter and nine month periods more than offset decreases in STARWARP over the same periods.

    MAINTENANCE. Cost of maintenance consists primarily of salaries, bonuses and other costs associated with our customer support organizations, and to a lesser extent, sublicense fees associated with our STARTOOL, STARWARP AND DETECT+RESOLVE MAINFRAME PRODUCTS. Cost of maintenance as a percentage of total maintenance revenue was 22% and 23% in the current fiscal quarter and current fiscal nine months, respectively, as compared to 26% in both the same quarter and nine months a year ago. Cost of maintenance increased $0.4 million or 40% to $1.6 million and $1.1 million or 37% to $4.3 million in the current fiscal quarter and current fiscal nine months, respectively, from $1.2 million and $3.2 million in the same quarter and nine months, respectively, a year ago. For both the quarter and nine months, cost of maintenance as a percentage of total maintenance revenue decreased predominantly due to revenue growth exceeding the growth in customer support organization costs. For both the quarter and nine months, the dollar increase is predominately due to increased expenses associated with our customer support organization including personnel additions needed to support the maintenance revenue growth and to a lesser extent, increases in sublicense fees. Sublicense fees are paid to owners of third party products for providing maintenance enhancements and code fixes.

    PROFESSIONAL SERVICES. Cost of professional services consists of salaries, bonuses and other costs associated with supporting our professional services organization. Cost of professional services as a percentage of total professional services revenue was 82% and 80% in the current fiscal quarter and current fiscal nine months, respectively, as compared to 82% and 87% in the same quarter and nine months, respectively, a year ago. Cost of professional services increased $0.2 million or 29% to $1.2 million and $2.3 million or 116% to $4.4 million in the current fiscal quarter and current fiscal nine months, respectively, from $1.0 million and $2.1 million in the same quarter and nine months, respectively, a year ago. For the current fiscal nine months, and to a lesser extent the current fiscal quarter, the dollar increases are predominately due to increased expenses associated with the acquisition of Optima in last year's third fiscal quarter which significantly increased our professional services organization and costs. Personnel additions and other infrastructure costs needed to support the professional services revenue growth also contributed to the dollar increases.

OPERATING EXPENSES

    SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, commissions and bonuses, payroll taxes, and employee benefits as well as travel, entertainment and marketing expenses. Sales and marketing expenses as a percentage of total revenue were 29% and 30% in the current fiscal quarter and current fiscal nine months, respectively, as compared to 27% and 29% in the same quarter and nine months, respectively, a year ago. Sales and marketing expenses increased $2.3 million or 72% to $5.6 million and $6.2 million or 70% to $15.2 million in the current fiscal quarter and current fiscal nine months, respectively, from $3.3 million and $9.0 million in the same quarter and nine months, respectively, a year ago. As a percentage of total revenue and in absolute dollar terms, for both the quarter and nine months, the increases are due primarily to our expansion of our direct sales and marketing organization, To a lesser extent, our marketing initiatives surrounding our new FULL.CYCLE distributed systems and SERNET products capabilities and the development of our telesales efforts also contributed to the increases. In absolute dollar terms, we expect sales and marketing expenses to increase as we continue to hire additional sales and marketing personnel and undertake additional marketing programs.

    RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of salaries, bonuses, payroll taxes, and employee benefits and costs attributable to research and development activities. Research and development expenses as a percentage of total revenue essentially did not change when comparing the current fiscal quarter and current fiscal nine months to the same periods from a year ago. Research and development expenses as a percentage of total revenues remained at 9% for each of this year's quarters and at 10% for each of the nine month periods. Research and development expenses increased
$0.7 million, or 53%, to $1.8 million and $1.7 million, or 52%, to $4.9 million in the current fiscal quarter and current fiscal nine months, respectively, from $1.1 million and $3.2 million in the same quarter and nine months, respectively, a year ago. For both the quarter and nine months, the dollar increases are primarily due to salary, bonus, payroll tax, and employee benefit costs associated with the expansion of our research and development efforts to enhance existing products and develop our new FULL.CYCLE distributed systems and SERNET products. To a lessor extent, the acquisition of Diamond also expanded our research and development organization and increased our research and development expenses. We expect research and development expenses to increase as we continue to hire additional research and development personnel to develop our FULL.CYCLE distributed systems product suite and our SERNET products.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries, bonuses, payroll taxes, and benefits and certain non-allocable administrative costs, including legal and accounting fees and bad debts. General and administrative expenses as a percentage of total revenue was 8% in both the current fiscal quarter and current fiscal nine months as compared to 9% in both periods a year ago. General and administrative expenses increased $0.5 million, or 42%, to $1.6 million and $1.4 million, or 50%, to $4.2 million in the current fiscal quarter and current fiscal nine months, respectively, from $1.1 million and $2.8 million in the same quarter and nine months, respectively, a year ago. For both the quarter and nine months, the dollar increases are primarily due to increases in salary, bonus, payroll tax and employee benefit costs associated with the expansion of our administrative infrastructure to support growth. To a lessor extent, additional costs were incurred in the current fiscal year associated with being a public company. We expect general and administrative expenses to increase as we expand our general and administrative infrastructure in order to support our increased sales, marketing, professional services and maintenance activities.

    STOCK-BASED COMPENSATION. In total, SERENA recorded aggregate deferred stock-based compensation of $4.6 million in connection with the issuance of restricted stock and grants of options to purchase common stock. Deferred stock-based compensation is generally being amortized over the 36 to 48 month vesting periods of the related awards. This amortization is being recorded in a manner consistent with FASB Interpretation No. 28. Of the total deferred stock-based compensation, $0.2 million and $0.6 million was amortized in the current fiscal quarter and current fiscal nine months, respectively, as compared to $0.5 million and $2.1 million in the same quarter and nine months, respectively, from a year ago. We expect the stock-based compensation charge will continue to trend downward quarter over quarter as the related awards vest or are forfeited. As of October 31, 1999, SERENA had $0.4 million in unamortized stock-based compensation, all of which is expected to be fully amortized before the end of fiscal 2003.

    AMORTIZATION OF INTANGIBLE ASSETS. In connection with the acquisitions of Optima in September, 1998 and Diamond in June, 1999, the Company has recorded $24.8 million in intangible assets, of which, $22.4 million is unamortized as of October 31, 1999. Combined, intangible assets are being amortized over periods of one year or less on $0.7 million, two to seven years on $2.9 million and fifteen years on the remaining $21.2 million. Of the total intangible assets, $0.6 million and $1.6 million was amortized in the current fiscal quarter and current fiscal nine months, respectively, ended October 31, 1999, as compared to $0.2 million in both the same quarter and nine months from a year ago. We expect to amortize an additional $0.6 million in the fourth quarter of fiscal 2000, $2.0 million in fiscal 2001 and $1.9 million in fiscal 2002. The intangible assets will be fully amortized by the end of fiscal 2014.

    ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT. In connection with SERENA's acquisition of Diamond in the second quarter of fiscal 2000, the Company took a one-time charge of $1.0 million in recording acquired in-process research and development. See notes 4 and 5 in the Notes to Consolidated Financial Statements.

INTEREST AND OTHER INCOME, NET

    Interest and other income, net increased $1.2 million to $1.4 million and $2.7 million to $3.3 million in the current fiscal quarter and current fiscal nine months, respectively, from $0.2 million and $0.6 million in the same quarter and nine months, respectively, a year ago. For both the quarter and nine months, the dollar increase in interest and other income, net is predominantly due to the increase in cash and cash equivalent balances and short-term investments resulting from the Company's initial public offering in the first quarter of fiscal 2000 which generated $57.9 million in net proceeds to the Company. To a lesser extent, increases in cash and cash equivalent balances period over period resulting from cash generated by operations also contributed to the increases.

INCOME TAXES

    Income taxes were $3.1 million and $7.3 million in the current fiscal quarter and current fiscal nine months, respectively, ended October 31, 1999 as compared to $1.7 million and $3.6 million in the same quarter and nine months, respectively, of a year ago. As a percentage of pretax income, income taxes were 44% and 46% in the current fiscal quarter and fiscal nine months, respectively, as compared to 46% and 45% in the same quarter and nine month periods, respectively, a year ago. SERENA's effective income tax rate has decreased when compared to the same fiscal quarter a year ago predominantly due to the increase in pretax profits. Conversely, SERENA's effective income tax rate has increased when compared to the same nine months a year ago predominantly due to the fact that total nondeductible charges in the current fiscal year, including the $1.0 million one time charge in the second quarter for acquired in-process research and development, are greater when compared to the same nine month period from a year ago. SERENA's effective income tax rate has historically benefited from the United States research and experimentation tax credit and tax benefits generated from export sales made from the United States. To a lesser extent, SERENA has also experienced higher marginal tax rates resulting from substantially higher pretax profits year over year.

LIQUIDITY AND CAPITAL RESOURCES

    Prior to the Company's initial public offering of its common stock in February 1999, operations were financed and all capital requirements were met through cash flow from operations. In the first quarter of fiscal 2000, we completed our initial public offering of common stock resulting in net proceeds to SERENA of $57.9 million. Net cash provided by operating activities rose to $14.0 million in the current fiscal nine months ended October 31, 1999 from $9.9 million in the same period a year ago. Our principal investing activities during the current fiscal nine months ended October 31, 1999 were the purchase of $26.7 million of short-term investments and the acquisition of Diamond where the Company exchanged $1.75 million in cash and issued 175,000 shares of its common stock valued at $12.77 per share for all the assets and assumed liabilities of Diamond. At October 31, 1999, SERENA had $65.1 million in cash and cash equivalents and another $26.7 million in short-term investments.

    At October 31, 1999, we had working capital of $85.3 million and trade accounts receivable, net of allowances, of $13.9 million. Our total current and long term deferred revenues were $14.7 million. In addition, we did not have any material commitments for capital expenditures and did not have any revolving credit agreement or other term loan agreements with any bank or other financial institution.

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

    SERENA's management is currently addressing Year 2000 problems as they relate to our internal operating systems. Our Year 2000 review of our internal operating systems is concentrated on our internal accounting and customer service systems, the systems we believe are most important to our business. We have found our internal accounting software and our customer service internal operating systems to be Year 2000 compliant. If any Year 2000 issues are uncovered with respect to our other internal systems, we believe these problems will be able to be resolved without material difficulty or cost as replacement systems are available on commercially reasonable terms.

    In view of our Year 2000 review and remediation efforts to date, and the limited activities that remain to be completed, we do not consider contingency planning to be necessary. To date costs related to Year 2000 issues have not been material, and we do not believe such costs will be material in the future.

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

    In addition, the purchasing patterns of our customers and potential customers may be affected by Year 2000 issues. Many companies are spending significant resources to correct their current software systems for Year 2000 compliance. While sales of certain of our products, in particular STARTOOL, STARWARP and COMPAREX, have benefited from increased customer spending on Year 2000 readiness, we believe sales of our CHANGE MAN product have been and will continue to be adversely affected by customer focus on Year 2000 issues in the near term. Customers with limited IT budgets who face material Year 2000 issues are spending their limited resources remediating these Year 2000 problems instead of investing in more general IT products such as CHANGE MAN. Market acceptance of SERENA's products to address general IT business needs as well as resolution of specific business issues such as Year 2000 readiness is critical to our business and future success.

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

    - Our ability to develop and introduce on a timely basis and to market new and enhanced versions of our software, including our new distributed systems products

    - Seasonal trends in customer purchasing patterns

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

    - Risks associated with our planned international expansion, including longer sales cycles and currency fluctuations

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

WE HAVE RELIED AND EXPECT TO CONTINUE TO RELY ON SALES OF OUR FULL.CYCLE MAINFRAME PRODUCTS FOR OUR REVENUE

    Historically, a large majority of our software license revenue has resulted from the sale of our FULL.CYCLE MAINFRAME products. Any factors adversely affecting the pricing of, demand for or market acceptance of our FULL.CYCLE MAINFRAME products, such as competition or technological change, could materially adversely affect our business and quarterly and annual operating results. In particular, CHANGE MAN, COMPAREX and STARTOOL, three of our FULL.CYCLE MAINFRAME products, have been responsible for a substantial majority of our revenue. We expect that these products will continue to account for a large portion of our software license revenue for the foreseeable future. Our future operating results depend on the continued market acceptance of our FULL.CYCLE MAINFRAME products, including future enhancements.

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

OUR INTRODUCTION OF SERENA SCM PRODUCTS FOR DISTRIBUTED SYSTEMS MAY NOT BE SUCCESSFUL

    We are currently developing our FULL.CYCLE distributed systems product suite which is designed to operate on distributed systems. If we do not successfully develop, market, sell and support our FULL.CYCLE distributed systems products, this would materially adversely affect our business and our future quarterly and annual operating results. Historically, all of our products have been designed for the mainframe platform, and substantially all of our software license revenue, maintenance revenue and professional services revenue to date have been attributable to licenses for these mainframe products. We do not have significant experience developing, marketing, selling or supporting distributed systems products. Developing, marketing and selling our distributed systems products will require significant resources that we may not have. Our sales and marketing organizations have historically focused exclusively on sales of our products for the mainframe and have limited experience marketing and selling distributed systems products. Additionally, we do not have any experience in providing support services for distributed systems products. Competition for experienced software engineers, sales personnel and support staff is intense and if we fail to attract qualified personnel this would impair our ability to support our FULL.CYCLE distributed systems products. Many of our competitors have substantially greater experience providing distributed systems compatible software products than we do, and many also have significantly greater financial and organizational resources.

WE MAY EXPERIENCE DELAYS IN DEVELOPING OUR PRODUCTS WHICH COULD ADVERSELY AFFECT OUR BUSINESS

    If we are unable, for technological or other reasons, to develop and introduce new and improved products in a timely manner, this could materially adversely affect our business and future quarterly and annual operating results. We have experienced product development delays in new version and update releases in the past and may experience similar or more significant product delays in the future. To date, none of these delays has materially affected our business. Difficulties in product development could delay or prevent the successful introduction or marketing of new or improved products or the delivery of new versions of our products to our customers. In particular, we may experience delays in introducing our FULL.CYCLE product suite for distributed systems. While we anticipate releasing initial and follow-on versions of our FULL.CYCLE distributed systems products, other than DETECT+RESOLVE 2.1 which we released in September 1999, and eCHANGE MAN which we released in June 1999, any delay in releasing our new distributed systems products or enhancements, for whatever reason, would impair our revenue growth.

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

Failure to expand our distribution channels through any of these means could materially adversely affect our business and our future quarterly and annual operating results. In addition, our ability to achieve revenue growth in future periods will be heavily dependent on our success in recruiting and training sufficient direct sales personnel. We continue to significantly expand our direct sales efforts in North America and Europe and while we are investing, and plan to continue to invest, substantial resources on this expansion, we have at times experienced, and expect to continue to experience, difficulty in recruiting and retaining qualified direct sales personnel. In addition to expanding our direct sales efforts, we are also currently investing, and we intend to continue to invest, substantial resources in selling our products through telesales personnel. We also intend to extend our distribution channels by partnering with leading helpdesk management, software distribution application and system framework providers and may also attempt to develop additional sales and marketing channels through system integrators, original equipment manufacturers and other partners.

WE WILL NEED TO EXPAND OUR PROFESSIONAL SERVICES ORGANIZATION IN ORDER TO EXPAND OUR BUSINESS AND A NUMBER OF FACTORS MAY HINDER OUR ABILITY TO ACCOMPLISH THIS GOAL

    Our existing professional services and customer support organizations may not be sufficient to manage any future growth in our business. The failure to expand our professional services and customer support organizations could materially adversely affect our business. While we intend to significantly expand our professional services and customer support organizations, including providing these services for both distributed systems and mainframe applications and systems, we may not be able to do so. Competition for additional qualified technical personnel to perform these services is intense.

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

WE INTEND TO EXPAND OUR INTERNATIONAL OPERATIONS AND MAY ENCOUNTER A NUMBER OF PROGLEMS IN DOING SO; THERE ARE ALSO A NUMBER OF FACTORS ASSOCIATED WITH INTERNATIONAL OPERATIONS THAT COULD ADVERSELY AFFECT OUR BUSINESS

    EXPANSION OF INTERNATIONAL OPERATIONS. We intend to expand the scope of our international operations and currently have operations in Canada, the United Kingdom and Germany. If we are unable to expand our international operations successfully and in a timely manner, this could materially adversely affect our business and quarterly and annual operating results. Our continued growth and profitability will require continued expansion of our international operations, particularly in Europe. In addition, in fiscal 1999, we intend to open one additional European office. We have only limited experience in marketing, selling and supporting our products internationally. Additionally, we do not have any experience in developing foreign language versions of our products. Such development may be more difficult or take longer than we anticipate. We may not be able to successfully market, sell, deliver and support our products internationally.

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

    - Seasonal reductions in business activity during the summer months in Europe and certain other parts of the world

    - Recessionary environments in foreign economies

    - Increases in tariffs, duties, price controls or other restrictions on foreign currencies or trade barriers imposed by foreign countries

FLUCTUATIONS IN THE VALUE OF FOREIGN CURRENCIES COULD RESULT IN CURRENCY TRANSACTION LOSSES FOR SERENA

    A majority of our international business is conducted in foreign currencies, principally the British Pound Sterling and the German Deutsche Mark. Fluctuations in the value of foreign currencies relative to the U.S. dollar have caused and will continue to cause currency transaction gains and losses. We cannot predict the effect of exchange rate fluctuations upon future quarterly and annual operating results. We may experience currency losses in the future. To date, we have not adopted a hedging program to protect SERENA from risks associated with foreign currency fluctuations.

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

REDUCED CUSTOMER FOCUS AND SPENDING ON YEAR 2000 REMEDIATION AND EMU CONVERSION COULD ADVERSELY AFFECT THE SALES OF OUR PRODUCTS; CUSTOMER USE OF OUR PRODUCTS FOR YEAR 2000 AND EMU ISSUES MAY NOT LEAD TO INCREASED SALES OF OUR OTHER PRODUCTS

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

POTENTIAL YEAR 2000 PROBLEMS WITH OUR SOFTWARE OR OUR INTERNAL OPERATING SYSTEMS COULD ADVERSELY AFFECT OUR BUSINESS

    SERENA SOFTWARE. If any of our licensees experience Year 2000 problems as a result of their use of our software products, those licensees could assert claims for damages which, if successful, could materially adversely affect our business, future operating results and financial condition. In the ordinary course of our business, we test and evaluate our software products. We believe that our software products are generally Year 2000 compliant, meaning that the use or occurrence of dates on or after January 1, 2000 will not materially affect the performance of our software products or the ability of our products to correctly create, store, process and output information. However, we may learn that certain of our software products do not contain all necessary software routines and codes necessary for the accurate calculation, display, storage and manipulation of data involving dates. In addition, in certain cases, we have warranted that the use or occurrence of dates on or after January 1, 2000 will not adversely affect the performance of our products with respect to four digit date dependent data or the ability to create, store, process and output information related to such data.

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

    CUSTOMER BUYING PATTERNS. In addition, the purchasing patterns of our customers and potential customers may be affected by Year 2000 issues. Many companies are spending significant resources to correct their current software systems for Year 2000 compliance. Sales of certain of our products, in particular STARWARP and COMPAREX have benefited from increased customer spending on Year 2000 readiness. Customers with limited IT budgets who face material Year 2000 issues are spending their limited resources remediating these Year 2000 problems instead of investing in more general IT products, such as CHANGE MAN.

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

    - Changes in our revenue growth rates or the growth rates of our competitors

    - Sales of large blocks of SERENA common stock

    - Conditions in the financial markets in general and the software industry in particular

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    We do not use derivative financial instruments in our investment portfolio and have no foreign exchange contracts. Our financial instruments consist of cash, cash equivalents, short-term investments, trade accounts receivable, and accounts payable. Our exposure to market risk for changes in interest rates relates primarily to our short-term investments and obligations; thus, fluctuations in interest rates would not have a material effect on the fair value of these securities since their duration is short.

    Sales to customers in foreign countries accounted for approximately 13% and 16% of total revenue during the quarter and nine months ended October 31, 1999, respectively. Because we invoice certain of these sales in currencies other than the U.S. dollar, predominately the British Pound Sterling and the German Deutsche Mark, and do not hedge these transactions, fluctuations in exchange rates could adversely affect the translated results of operations of our foreign subsidiaries.

                           PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

    Not applicable.

ITEM 2.  CHANGE IN SECURITIES AND USE OF PROCEEDS

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

    On June 14, 1999, SERENA acquired Diamond Optimum Systems, Inc. ("Diamond"), a provider of enterprise software change management solutions for NT and UNIX environments, in a transaction valued at approximately $4.0 million. The Company acquired all the assets and assumed all the liabilities of Diamond in exchange for cash totaling $1.75 million and the issuance of 175,000 shares of the Company's common stock valued at $12.77 per share.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

    Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

ITEM 5.  OTHER INFORMATION.

    In August 1999, SERENA's Board of Directors authorized the institution of a stock repurchase program whereby up to 400,000 shares of the Company's Common Stock may be repurchased in the open market or in privately negotiated block transactions from time to time. The Company will utilize the reacquired shares for reissuance in connection with employee stock programs and general corporate purposes. Cumulatively to date through October 31, 1999, the Company has repurchased 22,500 shares of its own common stock at an average per share price of $16.17.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits

     EXHIBIT NO.        EXHIBIT TITLE
---------------------   -------------
        27.1            Financial Data Schedule

    (b) Reports on Form 8-K

       No reports on Form 8-K were filed by the Company during the quarter ended October 31, 1999.

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

Date: December 15, 1999