Form 10-K
period 2000-01-31
SERENA SOFTWARE INC
filed 2000-04-27
CIK 1073967

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

                   FOR THE FISCAL YEAR ENDED JANUARY 31, 2000
                                       OR

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
    (State or other jurisdiction of                    (I.R.S. Employere
     incorporation or organization)                   Identification No.)

   500 AIRPORT BOULEVARD, 2ND FLOOR,                      94010-1904
         BURLINGAME, CALIFORNIA                           (Zip Code)
(Address of principal executive offices)

        Registrant's telephone number, including area code: 650-696-1800
                            ------------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         COMMON STOCK, $0.001 PAR VALUE
                                (Title of Class)
                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes /X/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the closing sale price of the Common Stock on March 31, 2000, as reported on the Nasdaq National Market, was approximately $487,140,000. Shares of Common Stock held by each executive officer and director and by each person who may be deemed to be an affiliate of the Registrant have been excluded from this computation. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 31, 2000, the Registrant had 39,267,866 shares of Common Stock, $0.001 par value, issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    The Registrant has incorporated by reference into Part III of this Form 10-K portions of its Proxy Statement for the 2000 Annual Meeting of Stockholders, which is currently scheduled to be held on June 30, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             SERENA SOFTWARE, INC.
                           ANNUAL REPORT ON FORM 10-K

                            ------------------------

                               TABLE OF CONTENTS

                                                                PAGE
                                                              --------
PART I......................................................         3
    Item 1. Business........................................         3
    Item 2. Properties......................................        13
    Item 3. Legal Proceedings...............................        13
    Item 4. Submission of Matters to a Vote of Security
     Holders................................................        13

PART II.....................................................        15
    Item 5. Market for the Registrant's Common Equity and
     Related Stockholder Matters............................        15
    Item 6. Selected Consolidated Financial Data............        17
    Item 7. Management's Discussion and Analysis of
     Financial Condition and Results of Operations..........        19
    Item 7A. Quantitative and Qualitative Disclosure about
     Market Risk............................................        35
    Item 8. Financial Statements and Supplementary Data.....        36
    Item 9. Changes in and Disagreements with Accountants on
     Accounting and Financial Disclosure....................        37

PART III....................................................        37
    Item 10. Directors and Executive Officers of the
     Registrant.............................................        37
    Item 11. Executive Compensation.........................        37
    Item 12. Security Ownership of Certain Beneficial Owners
     and Management.........................................        37
    Item 13. Certain Relationships and Related
     Transactions...........................................        37

PART IV.....................................................        38
    Item 14. Exhibits, Financial Statement Schedules, and
     Reports on Form 8-K....................................        38

SIGNATURES..................................................        40

                            ------------------------

                                     PART I

ITEM 1. BUSINESS

    THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. CERTAIN STATEMENTS UNDER THE CAPTIONS "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND "BUSINESS," AND ELSEWHERE IN THIS REPORT ARE "FORWARD-LOOKING STATEMENTS." THESE FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, STATEMENTS ABOUT OUR PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS AND OTHER STATEMENTS CONTAINED IN THIS REPORT THAT ARE NOT HISTORICAL FACTS. WHEN USED IN THIS REPORT, THE WORDS "EXPECTS," "ANTICIPATES," "INTENDS," "PLANS," "BELIEVES," "SEEKS," "ESTIMATES" AND SIMILAR EXPRESSIONS ARE GENERALLY INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. BECAUSE THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, THERE ARE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS, INCLUDING OUR PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS AND OTHER FACTORS DISCUSSED UNDER "FACTORS THAT MAY AFFECT FUTURE RESULTS" UNDER "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND ELSEWHERE IN, OR INCORPORATED BY REFERENCE INTO, THIS REPORT. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE BUT ARE NOT LIMITED TO, OUR RELIANCE ON OUR MAINFRAME PRODUCTS FOR REVENUE, CHANGES IN REVENUE MIX AND SEASONALITY, OUR ABILITY TO DELIVER OUR PRODUCTS ON THE DISTRIBUTED SYSTEMS PLATFORM, DEPENDENCE ON REVENUES FROM OUR INSTALLED BASE, EXPANSION OF OUR PROFESSIONAL SERVICES AND INTERNATIONAL ORGANIZATIONS AND OUR ABILITY TO MANAGE OUR GROWTH. WE ASSUME NO OBLIGATION TO UPDATE THE FORWARD LOOKING INFORMATION CONTAINED IN THIS REPORT.

OVERVIEW

    SERENA is a leading provider of eBusiness infrastructure software change management, or SCM, solutions. Our products and services are used to manage and control software change for organizations whose business operations are dependent on managing information technology, or IT. In our 19 year history, we have developed highly effective solutions for managing software change that enable our customers to improve their return on IT investments by improving software quality, accelerating time to market, and increasing programmer productivity while reducing application development and IT infrastructure maintenance costs. A key challenge for IT managers is managing software change throughout the business organization, including new version releases, "bug fixes," upgrades and application introductions. Our products help IT managers manage software changes to applications by automating the software application life cycle. IT managers use our products to track software changes during the software application design and development process, manage separate programming teams that are concurrently developing and enhancing applications, and oversee the deployment of software applications. As of January 31, 2000, our products have been installed in over 2,500 customer sites worldwide and our customers include 40 of the Fortune 50 companies such as Chase Manhattan, Citigroup, General Electric, IBM, MetLife, Merrill Lynch and Prudential.

    The Company was incorporated in California in 1980 and reincorporated in Delaware in 1998. Unless the context otherwise requires, references in this report to "SERENA" and the "Company" refer to SERENA Software, Inc., a Delaware corporation, and its predecessor, SERENA Software International, Inc., a California corporation. The Company's executive offices are located at 500 Airport Boulevard, 2(nd) Floor, Burlingame, California 94010-1904 and its telephone number is (650) 696-1800.

INDUSTRY BACKGROUND

    The evolution of enterprise computing from centralized, mainframe-based computing to distributed, client/server computing has added substantial complexity in recent years to the management of IT infrastructures. Today's IT environment is characterized by distributed information systems, applications and networks, comprising a wide range of hardware platforms, operating systems, databases, development tools, networking protocols and packaged and internally developed software. This distributed computing environment has fueled a proliferation of applications disseminated throughout the enterprise as departments and individual users have been empowered to independently sponsor applications. These often disparate applications must be continually maintained and often reprogrammed to be compatible with emerging technologies. The advent of the Internet, intranets, extranets, and eBusiness has added further complexity by stimulating the development of new applications, extending the reach of applications throughout and beyond the enterprise while introducing additional networking requirements.

    In connection with the developments associated with the distributed computing environment, the mainframe has continued to be a critical component of IT infrastructures. Many IT organizations maintain applications that are vital to their business on the mainframe because of its unmatched performance, reliability and security.

    Successful management of IT infrastructures requires the ability to manage rapid and unpredictable technological change within increasingly complex and heterogeneous computing environments. Change drivers include eBusiness, competitive pressures, short time-to-market windows, mergers and acquisitions, and regulatory changes.

    According to the Yankee Group, 70% of mission critical applications in Fortune 1000 companies run on mainframe computers. As organizations create new eBusiness applications and "Webify" their existing applications, they typically do so over a multi-tier, multi-platform architecture. Often these applications contain a legacy mainframe application utilizing data in a mainframe database, a middle-tier of UNIX, LINUX or Window NT servers, and Web browser client software.

    A key challenge for IT organizations is managing software change across multiple platforms throughout the enterprise, including new version releases, bug fixes, upgrades and application introductions. Any software change, if not managed effectively, has the potential to cause system outages or corrupt data, which could result in disruption throughout the enterprise and lost business. For example, a single, undetected error in a software update could have catastrophic results in such critical systems as airline flight planning and securities trading. Change in software applications can occur at all phases of the software application life cycle, from design and analysis to development, through testing and production and into post-deployment support and maintenance.

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

    SERENA provides a full suite of software change management products and services for managing and controlling change throughout the software application life cycle. Our product suite automates the management of the software application life cycle and creates an IT environment that facilitates concurrent development efforts by separate programming teams, improves process consistency, enhances software integrity and protects valuable software assets. Key components of our solution are broad functionality within our FULL.CYCLE mainframe and distributed systems product suites, a high level of adaptability and ease of use and implementation of our FULL.CYCLE mainframe and distributed systems product suites, the use of our comprehensive SER(POWER) consulting services which complement our product offerings, and improved return on IT investment. Key components of our strategy include maintaining our technology leadership, extending SCM solutions across the enterprise, leveraging our customer base, continuing to expand professional services offerings, expanding global sales, and pursuing strategic relationships and acquisitions.

PRODUCTS

    SERENA develops, markets and supports a full suite of mainframe SCM products for managing and controlling change throughout the software application life cycle. SERENA's product offerings support the industry standard IBM mainframe platforms, including MVS, and are marketed under the brand name FULL.CYCLE mainframe. This product suite automates the software application life cycle and creates an IT environment that facilitates concurrent development efforts by separate programming teams, improves process consistency, enhances software integrity and protects valuable software assets. Our products significantly improve programmer productivity, reduce software application development costs and improve customers' return on IT investments.

    In addition, SERENA develops, markets, and supports an SCM product suite for the distributed systems environment to support Microsoft Windows 95/98/NT and UNIX platforms. The first of these products, DETECT+RESOLVE, released in December 1998, automatically repairs Windows 95/98/NT software configuration problems, and our second distributed systems product, ECHANGE MAN, released in June 1999 after our acquisition of Diamond Optimum Systems, Inc., automates software change management on Windows 95/98/NT, UNIX, LINUX and HP platforms.

    Customers typically purchase our FULL.CYCLE mainframe products under Million Instructions Per Second, or MIPS-based, perpetual licenses. A description of MIPS-based licenses is included in the "Overview" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations."

    The following products comprise the FULL.CYCLE mainframe product suite:

                                          YEAR PRODUCT
                                      ---------------------
                                        FIRST        LAST
PRODUCT NAME                          INTRODUCED   RELEASED            BRIEF DESCRIPTION
------------                          ----------   --------   ------------------------------------
Change Man..........................     1988        1999     Provides automated infrastructure to
                                                                control and manage software change
COMPAREX............................     1981        1999     Performs data comparison for
                                                                application testing and software
                                                                quality
Merge+Reconcile.....................     1994        1999     Merges versions of programs to
                                                              enable concurrent development
StarTool............................     1989        1999     Facilitates complex file and data
                                                                management tasks
StarWarp............................     1997        1999     Addresses data aging problems by
                                                                converting data to new formats
Detect+Resolve Mainframe
  (formerly SyncTrac)...............     1993        1999     Detects, tracks and synchronizes
                                                                changes in multiple environments
                                                                to improve system integrity and
                                                                recoverability
Change Transfer.....................     1999        1999     Record level backup and Restore
                                                              utility for VSAM data

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

    MERGE+RECONCILE, OR M+R, facilitates the management of multiple versions of software by providing a comprehensive comparison tool that can merge up to eight versions of source code into a single version, and produces a report that compares the different versions and clearly identifies differences and conflicts. M+R can reduce application development costs by enabling separate programming teams to work concurrently on the same parts of an application. By merging different versions of a program's source code to provide a consolidation of each team's changes, M+R greatly reduces implementation time and improves the quality of new releases. M+R can be closely integrated with CHANGE MAN to provide enhanced concurrent development capabilities.

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

    DETECT+RESOLVE MAINFRAME (formerly SyncTrac) detects, tracks and synchronizes changes in multiple environments to improve system integrity and recoverability. DETECT+RESOLVE MAINFRAME provides centralized control to software change implementation and distribution after applications are initially deployed. DETECT+RESOLVE MAINFRAME speeds development and problem resolution by detecting, reporting and recovering from changes across local and remote environments. DETECT+RESOLVE MAINFRAME provides configuration security for the production environment by using fingerprinting technology to audit and track changes enabling system programmers to repair unauthorized changes and to facilitate the replication of authorized changes to remote environments.

    CHANGE TRANSFER is a backup utility for Virtual Storage Access Method (VSAM) data. CHANGE TRANSFER detects VSAM changes at the record level and has the ability to back up only those records that have changed. If VSAM data needs to be restored, CHANGE TRANSFER provides a simple-to-use function to restore those changes to the desired state. CHANGE TRANSFER improves efficiency by reducing the time and resources it takes to backup and restore VSAM data.

    The following products comprise the FULL.CYCLE distributed systems product suite:

                                          YEAR PRODUCT
                                      ---------------------
                                        FIRST        LAST
PRODUCT NAME                          INTRODUCED   RELEASED            BRIEF DESCRIPTION
------------                          ----------   --------   ------------------------------------
eChange Man.........................     1993        1999     Provides automated infrastructure to
                                                                control and manage software change
Detect+Resolve Desktop..............     1998        1999     Automatically repairs software
                                                                configuration problems

    ECHANGE MAN is a comprehensive SCM solution that provides an automated infrastructure to help customers manage and control change throughout the software application life cycle. ECHANGE MAN manages change by coupling application development, build management, and application deployment; and provides developers and their managers with technological control and integrity throughout the development process enabling them to focus on software quality and reliability. ECHANGE MAN automates the software application life cycle, by providing impact analysis, version control, promotion of fixed code into production, online management of approvals and authorizations, management of concurrent development efforts by separate programming teams, code freezing to prevent further development while testing, and auditing and automating the backout of changes.

    DETECT+RESOLVE DESKTOP automatically repairs software configuration problems on desktops, laptops, and servers. DETECT+RESOLVE DESKTOP utilizes SERENA's fingerprinting technology to identify and repair problems at the component level. By automatically repairing problems, DETECT+RESOLVE DESKTOP reduces help desk calls, escalation calls, and desk side visits to improve application uptime and availability while reducing total cost of ownership.

PRODUCTS UNDER DEVELOPMENT

    To address the need to provide a single point of control to manage software changes across the multi-tier, multi-platform architecture common to eBusiness applications, SERENA is working on integrating its CHANGE MAN and ECHANGE MAN SCM products. In October 1999, the Company announced its integration plans and provided a preliminary demonstration of this capability at the GartnerGroup ITxpo. In March 2000, the Company announced CHANGEXPRESS, a Web browser based product that will be the initial point of integration of CHANGE MAN and ECHANGE MAN. CHANGEXPRESS will provide customers with a single point of control to approve changes and view and print reports from either CHANGE MAN or ECHANGE MAN.

    The software change process is usually initiated through a change request. Providing a companion change request management product to a software change management product offers additional opportunities to add value to customers by further automating and improving processes to increase quality and efficiency while reducing time to market. In March 2000, the Company announced EREQUESTMAN, a change request management product that will integrate with, and be able to share the same meta data repository as, ECHANGE MAN. EREQUESTMAN will provide a request management solution that features predefined processes and business rules. The predefined processes are extremely flexible and easily customized to reflect the multi-level workflow and sub-processes found in many organizations.

    SERENA may be unable, for technological or other reasons, to develop and introduce these products in a timely manner. Any failure by us to successfully develop, market, sell and support the FULL.CYCLE distributed systems product suite would have a material adverse effect on our business, operating results and financial condition. See "Factors That May Affect Future Results--Our Introduction of SERENA SCM Products for Distributed Systems May Not Be Successful" and "We May Experience Delays in Developing Our Products Which Could Adversely Affect Our Business."

TECHNOLOGY

    SERNET provides a common platform for the continued enhancement of our existing products and the rapid development of future products. SERNET serves as a repository for our key technologies and provides our product suites with a common and stable infrastructure, a set of common services for product suite integration, an interface that promotes third party integration, a communication module for cross platform interconnectivity, and a common set of modules including licensing management, file access and security. This technology is the key infrastructure that will enable our upcoming CHANGEXPRESS product to provide single point of control for reporting and approvals which unites SERENA's multiplatform SCM solution.

    The SERNET technologies are proven and reliable and already part of many of the FULL.CYCLE mainframe products. SERNET provides a broad platform for customers and third parties to integrate into SERENA's technology base. These interfaces which are provided natively and with language specific "wrappers', such as Java, C++ etc, facilitate integration of vended and home grown solutions into the multi-platform and distributed world of software change management.

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

    - A merge engine processing changes made to the same source code program by different development teams that enables parallel development teams to apply changes to an application concurrently, while determining whether the changes are compatible. The primary product that uses this technology is MERGE+RECONCILE. But, it is also a key component of both our mainframe and distributed systems SCM products, CHANGE MAN and ECHANGE MAN.

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

    - An object factory technology consolidating desktop components into single objects and collecting them in class libraries, allowing for code re-use and enabling customers to develop inventories containing proven, tested and reliable codes, thereby facilitating the rapid development and deployment of products to the desktop. The object factory technology has an open interface structure of class libraries that can be incorporated with original equipment manufacturer tool kits. SERENA uses this technology to develop new SCM products or to upgrade existing products. Known as the XPI and the EPI, these programming interfaces work directly with our mainframe and distributed systems products. The architecture is TCP/IP based thus enabling applications on disparate platforms in diverse locations to interact with SERENA's software products.

    - A fourth generation, object-oriented development engine developed entirely in Java and based on extensible markup language (XML) to facilitate integration into third party products. This technology is used to accelerate the time to market of future SERENA products.

PROFESSIONAL SERVICES AND CUSTOMER SUPPORT

    Our services group provides technical consulting, education, customer support and product maintenance to help customers maximize the utilization of SERENA's FULL.CYCLE products. We offer our consulting and education services under the SER(POWER) brand name.

    CONSULTING. SERENA provides a comprehensive range of consulting services to our customers. Our consultants review customers' existing IT systems and applications and make recommendations for changing those systems and applications and customizing SERENA's SCM products so that customers can fully realize the benefits of the FULL.CYCLE products. In addition to helping customers customize, install and deploy our software products, our consulting services may also include process reengineering and developing interfaces with customers' databases, third party proprietary software repositories or programming languages.

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

    EDUCATION. We offer hands-on training courses for the implementation and administration of our products. Product training is provided on a periodic basis at our headquarters in Burlingame, California, at our offices in London and also at customer sites throughout the United States and Europe. We also offer custom course development for certain of our products. We bill our education services on a per class basis.

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

RESEARCH AND DEVELOPMENT

    SERENA believes that the ability to introduce new and enhanced products to customers will be a key factor for future success. As part of our efforts to generate ideas for enhancing our existing products and for developing new ones, we maintain an ongoing dialogue with our customers who are continually facing new SCM challenges in their evolving IT environments. SERENA has devoted and expects to continue to devote significant resources to developing new and enhanced products, particularly distributed systems products and other initiatives aimed at the Web.

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

    SERENA's research and development expenses were $5.5 million, $4.5 million and $6.8 million in fiscal 1998, 1999 and 2000, representing 17%, 9% and 9% of total revenues, respectively. The reduction in research and development expenses in fiscal 1999 is attributable principally to the restructuring of compensation arrangements with SERENA's founder and Chief Technology Officer. We expect research and development expenses will increase as we hire additional research and development personnel to develop our distributed systems product suite. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

    We believe that our ability to develop and introduce enhancements to our products and new products on a timely basis is a key success factor. We expect that we will have to respond quickly to rapid technological change, changing customer needs, frequent new product introductions and evolving industry standards that may render existing products and services obsolete. SERENA has in the past devoted and expects in the future to continue to devote a significant amount of resources to developing new and enhanced products. We currently have a number of product development initiatives underway. There can be no assurance that any enhanced products, new products or product suites will be embraced by existing or new customers. The failure of these products to achieve market acceptance could have a material adverse effect on our business, operating results and financial condition. See "Factors That May Affect Future Results--Our Industry Changes Rapidly Due to Evolving Technology Standards And Our Future Success Will Depend on Our Ability to Continue to Meet the Sophisticated Needs of Our Customers."

SALES AND MARKETING

    In North America, the United Kingdom and Germany, we market our software primarily through our direct sales organization. SERENA's North American sales organization includes personnel in the metropolitan areas of Boston, Chicago, Los Angeles, New York, Sacramento, San Francisco, Dallas, Atlanta and Toronto.

    Our direct sales force works closely with customers to understand and address their SCM needs. In particular, we plan to broaden our direct sales and telesales efforts to reduce sales cycles and provide a rapid response to customer product requests.

    In addition to our direct sales and telesales efforts, we have established relationships with distributors and resellers located in North America, Spain, Italy, Latin America, Belgium, Hong Kong, Israel, Australia, Japan, Korea and South Africa. In addition to marketing and selling our software, these distributors and resellers provide technical support as well as educational and consulting services.

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

COMPETITION

    The market for our products and services is highly competitive and diverse. The technology for SCM products may change rapidly. New products are frequently introduced and existing products are continually enhanced. Competitors vary in size and in the scope and breadth of the products and services that they offer. Many of our current and potential competitors have greater financial, technical, marketing and other resources than we have. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements. They may also be able to devote greater resources to the development, promotion and sale of their products than we can. We may not be able to compete successfully against current and future competitors.

    MAINFRAME COMPETITION. We currently face competition from a number of sources, including:

    - Customers' internal IT departments

    - Providers of SCM products that compete directly with CHANGE MAN and COMPAREX such as Computer Associates, MERANT, IBM and smaller private companies

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

    COMPETITION IN THE DISTRIBUTED SYSTEMS SCM MARKET. We also face significant competition as we develop, market and sell our distributed systems products, including ECHANGE MAN. If we are unable to successfully penetrate the distributed systems SCM market, our business and future quarterly and annual operating results will be materially adversely affected. Penetrating the existing distributed systems SCM market will be difficult. Competitors in the distributed systems market include Rational Software, Computer Associates, Continuus, MERANT, Microsoft, Novadigm, Novell, and other smaller private companies.

INTELLECTUAL PROPERTY

    Our success will be heavily dependent upon proprietary technology. We rely primarily on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary rights. Such laws, procedures and contracts provide only limited protection. We submitted four patent applications for our technology in 1998 and four more in 1999, and each of these applications is still pending. These patents may never be issued. Even if these patents are issued, they may not provide sufficiently broad protection or they may not prove enforceable in actions against alleged infringors. Despite the precautions that we take, it may be possible for unauthorized third parties to copy aspects of our current or future products or to obtain and use information that we regard as proprietary. In particular, we may provide our licensees with access to our data model and other proprietary information underlying our licensed applications. Such means of protecting our proprietary rights may not be adequate. Additionally, our competitors may independently develop similar or superior technology. Policing unauthorized use of software is difficult and some foreign laws do not protect

SERENA's proprietary rights to the same extent as United States laws. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Litigation could result in substantial costs and diversion of SERENA's resources and could materially adversely affect our business, operating results, and financial condition.

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

    We license our STARTOOL and STARWARP products on an exclusive, worldwide basis from A. Bruce Leland, one of our employees. Mr. Leland holds all proprietary rights with respect to the STARTOOL and STARWARP technology, including any derivative works or enhancements of the existing STARTOOL and STARWARP products. Sales of STARTOOL accounted for 11% and 18% of SERENA's software licensing revenue for fiscal 1999 and 2000, respectively. Licenses of STARWARP accounted for 5% and 0% of SERENA's software licensing revenue for fiscal 1999 and 2000, respectively. Our licenses to copy, market and distribute STARTOOL and STARWARP are exclusive, worldwide and nontransferable. We pay sublicense fees of approximately 32% on net revenue recognized from license and maintenance agreements related to STARTOOL and STARWARP. SERENA's licenses for these products are terminable by Mr. Leland upon 30 days notice in the event certain conditions occur, including if we fail to pay sublicense fees on a timely basis or otherwise materially breach the license agreement. SERENA owns the trademarks for both STARTOOL and STARWARP.

    We share ownership rights in our DETECT+RESOLVE MAINFRAME technology for mainframe platforms with High Power Software, a developer of data protection software for the mainframe. Sales of the DETECT+RESOLVE MAINFRAME product accounted for 4% and 2% of SERENA's software license revenue in fiscal 1999 and 2000, respectively. High Power Software currently receives 30% and 45% of all software license revenue and maintenance revenue, respectively, derived from licenses of the DETECT+RESOLVE product for mainframe platforms. Although we have primary responsibility for marketing, licensing and supporting DETECT+RESOLVE MAINFRAME, High Power Software has the ability to jointly direct marketing, sales and support efforts regarding the product. We own the DETECT+RESOLVE technology for deployment on non-mainframe platforms and do not share this ownership with High Power Software or any other third party.

    If our licenses for our STARTOOL and STARWARP technologies terminated or our relationship with High Power Software worsened with regard to the joint direction of marketing, sales and support efforts for DETECT+RESOLVE MAINFRAME, this could materially adversely affect our business and operating results. See "Factors That May Affect Future Results--Certain of Our Products Are Licensed From Third Parties or Are Jointly-Owned with Third Parties; Our Failure To Maintain These Arrangements with Third Parties Could Adversely Affect Our Business."

EMPLOYEES

    As of January 31, 2000, SERENA had 244 full-time employees, 45 of whom were engaged in research and development, 93 in sales and marketing, 65 in consulting, education and customer and document support, and 41 in finance, administration and operations. Our future performance depends in significant part upon the continued service of our key technical, sales and senior management personnel. The loss of the services of one or more of our key employees could materially adversely affect our business, operating results and financial condition. Our future success also depends on our continuing ability to attract, train and retain highly qualified technical, sales and managerial personnel. Competition for such personnel is intense, and we may not be able to retain our key personnel in the future. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

ITEM 2. PROPERTIES

    Our principal administrative, sales, marketing, consulting, education, customer support and research and development facilities are located at our headquarters in Burlingame, California. SERENA currently occupies an aggregate of approximately 30,000 square feet of office space in the Burlingame facility under the terms of various leases, the first of which terminates, unless renewed, in December 2001. Management believes its current facilities will be adequate to meet SERENA's needs for at least the next twelve months. We believe that suitable additional facilities will be available in the future as needed on commercially reasonable terms.

    SERENA also leases office space for sales and marketing in Sacramento, California; Woodland Hills, California; Atlanta, Georgia; Dallas, Texas; Parker, Colorado; and Freehold, New Jersey, and has subsidiaries in Canada, the United Kingdom and Germany.

ITEM 3. LEGAL PROCEEDINGS

    In September 1998, Compuware filed suit against SERENA in the United States District Court for the Eastern District of Michigan seeking unspecified compensatory damages, costs and attorneys fees, and injunctive relief based on allegations of copyright infringement, trade secret misappropriation and various tort claims related to the sale of our STARTOOL and STARWARP products. Compuware served the complaint on SERENA in November 1998. As of the date of this statement, the parties have completed fact discovery. To date, Compuware has not sought preliminary injunctive relief. However, management cannot ascertain the availability of injunctive relief or other equitable remedies or estimate the total expenses, possible damages or settlement value, if any, that may ultimately be incurred in connection with Compuware's suit. Management believes, based on the advice of counsel, that SERENA has meritorious defenses to the allegations contained in Compuware's complaint and management is defending against the complaint vigorously. We believe that this matter will not have a material adverse effect on our results of operations or financial condition. This litigation could be time consuming and costly, and there can be no assurance that SERENA will necessarily prevail given the inherent uncertainties in litigation. In the event that we do not prevail in litigation, we could be prevented from selling our STARTOOL and STARWARP products or be required to enter into royalty or licensing agreements or pay monetary damages, and/or pay attorneys' fees. Such royalty or licensing agreements, if required, may not be available on terms acceptable to SERENA. In the event of a successful claim against us, our business, operating results or financial condition could be materially adversely affected.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

    The following table sets forth certain information with respect to the executive officers and directors of the Company as of January 31, 2000.

NAME                                          AGE                       POSITION
----                                        --------   ------------------------------------------
Douglas D. Troxel.........................     55      Chairman of the Board and Chief Technology
                                                         Officer
Richard A. Doerr..........................     57      President, Chief Executive Officer and
                                                       Director
Kevin C. Parker...........................     43      Vice President, Research and Development
Robert I. Pender, Jr......................     42      Vice President, Finance and
                                                       Administration, Chief Financial Officer
                                                         and Secretary
Anthony G. Stayner........................     44      Vice President, Marketing
Vita A. Strimaitis........................     40      Vice President, General Counsel and
                                                       Assistant Secretary
Mark E. Woodward..........................     41      Vice President, Worldwide Operations
Alan H. Hunt(a)(b)........................     57      Director
Jerry T. Ungerman(a)(b)...................     55      Director

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

    ANTHONY G. STAYNER has served as SERENA's Vice President, Marketing since April 1999. From June 1998 until March 1999, Mr. Stayner served as SERENA's Vice President, Services. From February 1996 until January 1998, Mr. Stayner was Director of Product Marketing, Services Business Unit for Network
Associates, Inc., a network security and performance management company. From November 1994 until February 1996, Mr. Stayner was the Principal for Stayner & Associates, a marketing and management consulting services firm. From
March 1992 until November 1994, Mr. Stayner was the Vice President of Marketing for Common Ground Software, a developer of software for the distribution of electronic documents across multiple platforms. Mr. Stayner holds a B.A. in economics and mathematics from the University of California, Davis, a J.D. from the University of California, Berkeley and a M.B.A. from Stanford University.

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

    MARK E. WOODWARD has served as SERENA's Vice President, Worldwide Operations since February, 2000 and as Vice President, Sales from November 1998 to February, 2000. From August 1997 until November 1998, Mr. Woodward was Senior Vice President, Sales for Live Picture, Inc., a developer of Internet imaging technology. From August 1995 until August 1997, Mr. Woodward was Vice President, Sales for McAfee Associates, a network management firm. From March 1989 until August 1995, Mr. Woodward was Vice President, Sales for Legent, Inc., a developer of SCM products.

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

    As of March 31, 2000, the Company had issued and outstanding 39,267,866 shares of its Common Stock held by 66 stockholders of record.

    The following table sets forth the range of high and low closing sales prices for each period indicated, adjusted for the three-for-two stock split effective March 21, 2000.

                                                              HIGH       LOW
                                                            --------   --------
Fiscal Year Ended January 31, 2001:
    First quarter (through March 31, 2000)................  $39.208    $17.167
Fiscal Year Ended January 31, 2000:
    Fourth quarter........................................  $22.667    $14.083
    Third quarter.........................................  $12.500    $ 5.500
    Second quarter........................................  $ 9.083    $ 5.917
    First quarter (from February 12, 1999)................  $11.333    $ 5.750

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

RECENT SALES OF UNREGISTERED SECURITIES

    Pursuant to an Agreement and Plan of Reorganization dated June 4, 1999, whereby SERENA acquired Diamond Optimum Systems, Inc., SERENA issued an aggregate of 262,500 shares of Common Stock to the selling stockholders of Diamond Optimum Systems, Inc. The sale of securities in both acquisition transactions were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) thereof, transactions not involving a public offering.

USE OF PROCEEDS

    In February 1999, SERENA completed the sale of 9 million shares of its Common Stock, including 3 million shares on behalf of selling stockholders, at a per share price of $8.67 in a firm commitment underwritten public offering. The offering was underwritten by Chase H&Q LLC, SG Cowen Securities Corporation and Soundview Technology Group Inc. In March 1999, an over-allotment option granted by SERENA to the underwriters for the purchase of up to 1,350,000 additional shares of SERENA Common Stock was exercised in full by the underwriters.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

    The selected historical data presented below are derived from the consolidated financial statements of SERENA Software, Inc. and its subsidiaries. The financial statements as of and for each of the years in the three-year period ended January 31, 2000 have been audited by KPMG LLP, independent auditors. The selected consolidated financial data set forth below is qualified in its entirety by, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Consolidated Financial Statements of SERENA and notes thereto included elsewhere in this report.

                                                          FISCAL YEAR ENDED JANUARY 31,
                                               ----------------------------------------------------
                                                 1996       1997       1998       1999       2000
                                               --------   --------   --------   --------   --------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF INCOME DATA:
Revenue:
  Software licenses..........................  $ 4,606    $ 8,229    $17,839    $ 27,199   $ 41,808
  Maintenance................................    5,679      8,730     12,258      16,960     26,818
  Professional services......................      459        495      2,050       4,157      6,781
                                               -------    -------    -------    --------   --------
    Total revenue............................   10,744     17,454     32,147      48,316     75,407
                                               -------    -------    -------    --------   --------
Cost of revenue
  Software licenses..........................      552      1,298      1,087       2,207      2,897
  Maintenance................................    2,434      3,503      4,009       4,524      6,070
  Professional services......................      344        406      1,717       3,532      5,455
                                               -------    -------    -------    --------   --------
    Total cost of revenue....................    3,330      5,207      6,813      10,263     14,422
                                               -------    -------    -------    --------   --------
    Gross profit.............................    7,414     12,247     25,334      38,053     60,985
                                               -------    -------    -------    --------   --------
Operating expenses:
  Sales and marketing........................    2,505      4,605      7,947      13,862     22,158
  Research and development...................    2,998      4,321      5,518       4,465      6,848
  General and administrative.................    1,727      2,296      3,296       3,932      6,116
  Stock-based compensation...................       --         --        880       2,499        732
  Amortization of intangible assets..........       --         --         --         739      2,226
  Acquired in-process research and
    development..............................       --         --         --          --        992
                                               -------    -------    -------    --------   --------
    Total operating expenses.................    7,230     11,222     17,641      25,497     39,072
                                               -------    -------    -------    --------   --------
  Operating income...........................      184      1,025      7,693      12,556     21,913
  Interest and other income, net.............      160        115        321         929      4,569
                                               -------    -------    -------    --------   --------
    Income before income taxes...............      344      1,140      8,014      13,485     26,482
  Income taxes...............................       66        278      3,253       6,155     11,839
                                               -------    -------    -------    --------   --------
    Net income...............................  $   278    $   862    $ 4,761    $  7,330   $ 14,643
                                               =======    =======    =======    ========   ========
  Net income per share:
    Basic....................................  $  0.01    $  0.04    $  0.21    $   0.29   $   0.40
                                               =======    =======    =======    ========   ========
    Diluted..................................  $  0.01    $  0.04    $  0.21    $   0.27   $   0.38
                                               =======    =======    =======    ========   ========
  Weighted average shares used in per share
    calculations:
    Basic....................................   23,625     23,625     22,872      25,396     36,751
                                               =======    =======    =======    ========   ========
    Diluted..................................   23,625     23,625     22,908      27,032     38,819
                                               =======    =======    =======    ========   ========

                                                                AS OF JANUARY 31,
                                               ----------------------------------------------------
                                                 1996       1997       1998       1999       2000
                                               --------   --------   --------   --------   --------
CONSOLIDATED BALANCE SHEET DATA:
  Cash and cash equivalents..................  $ 2,840    $ 4,031    $ 9,024    $ 21,469   $ 80,931
  Working capital............................      429        618      6,942      16,505     89,631
  Total assets...............................    6,717      9,233     20,567      59,678    149,059
  Total liabilities and deferred revenue.....    5,508      7,187     13,582      21,573     34,535
  Total stockholders' equity.................    1,209      2,046      6,985      38,105    114,524

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE FOLLOWING MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS OF SERENA AND THE NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT. OUR DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS BASED UPON CURRENT EXPECTATIONS THAT INVOLVE RISKS AND UNCERTAINTIES, SUCH AS OUR PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS. SERENA'S ACTUAL RESULTS AND THE TIMING OF CERTAIN EVENTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING BUT NOT LIMITED TO, OUR RELIANCE ON OUR MAINFRAME PRODUCTS FOR REVENUE, CHANGES IN REVENUE MIX AND SEASONALITY, OUR ABILITY TO DELIVER OUR PRODUCTS ON THE DISTRIBUTED SYSTEMS PLATFORM, DEPENDENCE ON REVENUES FROM OUR INSTALLED BASE, EXPANSION OF OUR PROFESSIONAL SERVICES AND INTERNATIONAL ORGANIZATIONS, OUR ABILITY TO MANAGE OUR GROWTH AND THOSE SET FORTH UNDER "FACTORS THAT MAY AFFECT FUTURE RESULTS" UNDER "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS", "BUSINESS", AND ELSEWHERE IN, OR INCORPORATED BY REFERENCE INTO, THIS REPORT.

OVERVIEW

    SERENA Software is an industry-leading supplier of eBusiness infrastructure change management solutions. SERENA was founded in 1980 and we introduced our first SCM product, COMPAREX, in 1981. Since then, SERENA has developed a full suite of FULL.CYCLE mainframe products, including our flagship product CHANGE MAN, which was introduced in 1988. In June 1999, SERENA introduced ECHANGE MAN, a distributed systems product providing an end-to-end solution to SCM across the enterprise from the mainframe to the desktop to the Web. IT managers use our products to track software changes during the software application design and development process, manage separate programming teams that are concurrently developing and enhancing applications, and oversee the deployment of the software applications across both the mainframe and distributed systems environments.

    On June 14, 1999, we acquired Diamond Optimum Systems ("Diamond"), a provider of enterprise SCM solutions for the Web, NT, and UNIX environments. This acquisition accelerated the development and introduction of our distributed systems product offerings and allowed us to provide SCM solutions across the enterprise from the mainframe to UNIX/NT servers to the Web. The Diamond acquisition was accounted for under the purchase method of accounting and the results of operations of Diamond are included in SERENA's historical results after the acquisition date.

    SERENA has grown rapidly in recent years as total revenue has increased from $10.7 million in fiscal 1996 to $75.4 million in fiscal 2000. The growth in total revenue has been primarily attributable to increased demand for our FULL.CYCLE mainframe products, and to a lesser extent in the most recent fiscal year, the introduction of our distributed systems product, ECHANGE MAN, into the marketplace. In general, demand is increasing as a result of greater awareness of and need for automated third party SCM solutions. We derive our revenue from software licenses, maintenance and professional services.

    Currently, the majority of our software license revenue is derived from our FULL.CYCLE mainframe products. Customers typically purchase the FULL.CYCLE mainframe products under Million Instructions Per Second, or MIPS-based, perpetual licenses. Mainframe software products and applications are usually priced based on hardware computing capacity. MIPS is a capacity measurement used by hardware manufacturers to rate computer size to determine the amount of capacity for running applications and supporting users. The higher a hardware's MIPS capacity, the more expensive a software license will be. Customers increasing their MIPS capacity are required to purchase an additional software license when upgrading the hardware. Software products are also typically priced based on a perpetual license agreement, which entitles a customer to use the product on an ongoing basis. Initial license transactions generally include one year of software maintenance and support. Revenue from license agreements, excluding maintenance revenue included with the license, is recognized upon receipt and acceptance of a signed contract and delivery of the software, provided the related fee is fixed, determinable and does not involve an extended payment term, collectibility of the revenue is probable and the arrangement does not involve significant customization of the software. In fiscal 1998, 1999 and 2000, sales of CHANGE MAN, COMPAREX and STARTOOL together accounted for approximately 94%, 87% and 94% of SERENA's software license revenue, respectively. Any factors adversely affecting the pricing of, demand for or market acceptance of our FULL.CYCLE mainframe or distributed systems products, such as competition or technological change, could materially adversely affect our business, operating results and financial condition. See "Factors That May Affect Future Results--We Have Relied and Expect to Continue to Rely on Sales of Our FULL.CYCLE Mainframe Products for Our Revenue" and "Our Business is Dependent on the Continued Market for IBM and IBM-Compatible Mainframes."

    We also provide ongoing maintenance, which includes technical support, version upgrades and enhancements, for an annual fee of approximately 17% of the current list price of the licensed product. We recognize maintenance revenue over the term of the contracts, typically one year, on a straight-line basis.

    Professional services revenue is derived from our SER(POWER)consulting and educational services, including implementation and integration of licensed software, specialized consulting services such as "best practices" design, development and deployment of SCM solutions, and education courses for SERENA's products. Our professional services are typically billed on a time and materials basis and revenue is recognized as the related services are performed.

    Historically, SERENA's revenue has primarily been attributable to sales in North America. In fiscal 1998, 1999 and 2000, revenue attributable to sales in North America accounted for approximately 85%, 84% and 85% of SERENA's total revenue, respectively. Our plan is to expand our international operations significantly, particularly in Europe, as we believe international markets represent a significant growth opportunity. Consequently, we anticipate that international revenue will increase as a percentage of total revenue in the future. Our expansion of our international operations will be subject to a variety of risks that could materially adversely affect our business, operating results and financial condition. See "Factors That May Affect Future Results--We Intend to Expand Our International Operations And May Encounter a Number of Problems Doing So; There Are Also a Number of Factors Associated with International Operations that Could Adversely Affect Our Business." In North America, SERENA's revenue is generally denominated in United States dollars while international sales are generally denominated in local currencies, principally the British pound and German deutsche mark. As SERENA's international sales and operations expand, we anticipate that our exposure to foreign currency fluctuations will increase. See "Factors That May Affect Future Results--Fluctuations in the Value of Foreign Currencies Could Result in Currency Transaction Losses for SERENA."

    Maintenance revenue and professional services revenue have lower gross profit margins than software license revenue. In addition, we license the technology for our STARTOOL and STARWARP products and jointly own the technology for our DETECT+RESOLVE MAINFRAME product and consequently we have sublicense fee obligations on the revenue we recognize in connection with license and maintenance transactions involving these products. As a result, our license revenue for our STARTOOL, STARWARP and DETECT+RESOLVE MAINFRAME products has a lower gross profit margin than license revenue from other products. We expect operating expenses to increase substantially in the future as we continue to develop new and enhanced versions of our products, including our distributed systems product suite, increase our sales and marketing activities, expand our distribution channels, increase our professional services capabilities and pursue strategic relationships and acquisitions. Any failure by SERENA to significantly increase revenue as we implement these initiatives could materially adversely affect our business, operating results and financial condition. See "Factors That May Affect Future Results--We Expect that Our Operating Expenses Will Increase Substantially in the Future and These Increased Expenses May Adversely Affect Our Future Operating Results and Financial Condition."

HISTORICAL RESULTS OF OPERATIONS

    The following table sets forth the historical results of operations for SERENA expressed as a percentage of total revenue and are not necessarily indicative of the results for any future period. Historical results include the results of Optima from September 25, 1998, and Diamond from June 14, 1999, the acquisition dates.

                                                                  PERCENTAGE OF REVENUE
                                                                    FISCAL YEAR ENDED
                                                                       JANUARY 31,
                                                              ------------------------------
                                                                1998       1999       2000
                                                              --------   --------   --------
Revenue:
    Software licenses.......................................    55.5%      56.3%      55.4%
    Maintenance.............................................    38.1%      35.1%      35.6%
    Professional services...................................     6.4%       8.6%       9.0%
                                                               -----      -----      -----
      Total revenue.........................................   100.0%     100.0%     100.0%
                                                               -----      -----      -----
Cost of revenue:
    Software licenses.......................................     3.4%       4.6%       3.8%
    Maintenance.............................................    12.5%       9.3%       8.1%
    Professional services...................................     5.3%       7.3%       7.2%
                                                               -----      -----      -----
      Total cost of revenue.................................    21.2%      21.2%      19.1%
                                                               -----      -----      -----
      Gross Profit..........................................    78.8%      78.8%      80.9%
                                                               -----      -----      -----
Operating expenses:
    Sales and marketing.....................................    24.7%      28.7%      29.4%
    Research and development................................    17.2%       9.3%       9.1%
    General and administrative..............................    10.3%       8.1%       8.1%
    Stock-based compensation................................     2.7%       5.2%       1.0%
    Amortization of intangible assets.......................      --        1.5%       2.9%
    Acquired in-process research and development............      --         --        1.3%
                                                               -----      -----      -----
      Total operating expenses..............................    54.9%      52.8%      51.8%
                                                               -----      -----      -----
Operating income............................................    23.9%      26.0%      29.1%
Interest and other income, net..............................     1.0%       1.9%       6.0%
                                                               -----      -----      -----
    Income before income taxes..............................    24.9%      27.9%      35.1%
Income taxes................................................    10.1%      12.7%      15.7%
                                                               -----      -----      -----
    Net income..............................................    14.8%      15.2%      19.4%
                                                               =====      =====      =====

COMPARISON OF FISCAL YEARS ENDED JANUARY 31, 1998, 1999 AND 2000

REVENUE

    SERENA's total revenue was $32.1 million, $48.3 million and $75.4 million in fiscal 1998, 1999 and 2000, respectively, representing a 50% increase from fiscal 1998 to 1999 and 56% from fiscal 1999 to 2000.

    SOFTWARE LICENSES. Software licenses revenue was $17.8 million, $27.2 million and $41.8 million in fiscal 1998, 1999 and 2000, representing 56%, 56% and 55% of total revenue, respectively. Software licenses revenue increased $9.4 million or 52% from fiscal 1998 to 1999 and $14.6 million or 54% from fiscal 1999 to 2000. The dollar increases are generally attributed to increased demand for new licenses of FULL.CYCLE mainframe products as a result of greater customer awareness of and need for third party SCM solutions and, to a lesser extent, an increase in sales force productivity and personnel, the introduction of our distributed systems product, ECHANGE MAN in the second half of fiscal 2000, and software license price increases. In particular, sales of our CHANGE MAN, COMPAREX, AND STARTOOL products grew significantly. Combined, they accounted for $16.7 million, $23.8 million and $39.1 million in fiscal 1998, 1999 and 2000, representing 94%, 87% and 94% of total software licenses revenue, respectively. The Company expects that its distributed systems revenues will increase, but that CHANGE MAN, COMPAREX, and STARTOOL will continue to account for a substantial portion of software license revenue in the future.

    MAINTENANCE. Maintenance revenue was $12.3 million, $17.0 million and $26.8 million in fiscal 1998, 1999 and 2000, representing 38%, 35% and 36% of total revenue, respectively. Maintenance revenue increased $4.7 million or 38% from fiscal 1998 to 1999 and $9.8 million or 58% from fiscal 1999 to 2000. The dollar increases reflect both growth in software licenses revenue, as new licenses generally include one year of maintenance, renewals of maintenance agreements by existing customers and, to a lesser extent, maintenance price increases.

    PROFESSIONAL SERVICES. Professional services revenue was $2.1 million, $4.2 million and $6.8 million in fiscal 1998, 1999 and 2000, representing 6%, 9% and 9% of total revenue, respectively. Professional services revenue increased $2.1 million or 103% from fiscal 1998 to 1999 and $2.6 million or 63% from fiscal 1999 to 2000. The dollar increases are attributable to greater consulting opportunities resulting from our larger installed customer base and our expanded consulting service capabilities. The acquisition of Optima on September 25, 1998 contributed $1.6 million in additional professional services revenue in fiscal 1999, or 76% of the total $2.1 million increase in professional service revenue in fiscal 1999 over 1998. The rate of growth was smaller in fiscal 2000 when compared to fiscal 1999 predominantly due to certain of our customers putting projects on hold in calendar 2000 in order to address their remediation, testing and other activities associated with becoming Year 2000 compliant.

COST OF REVENUE

    Cost of revenue, which consists of cost of software licenses, cost of maintenance and cost of professional services, was $6.8 million, $10.3 million and $14.4 million in fiscal 1998, 1999 and 2000, representing 21%, 21% and 19% of total revenue, respectively. Cost of revenue increased $3.5 million or 51% from fiscal 1998 to 1999 and $4.1 million or 41% from fiscal 1999 to 2000. The dollar increases are due primarily to increased expenses associated with professional services revenue and maintenance revenue, including personnel additions to support professional services and maintenance revenue growth, and software sublicense fees. The decrease as a percentage of revenue in fiscal 2000 was a result of the growth in higher margin software licenses exceeding the other categories of revenue.

    SOFTWARE LICENSES. Cost of software licenses consists principally of sublicense fees associated with our STARTOOL, STARWARP and DETECT+RESOLVE MAINFRAME products. Cost of software licenses was $1.1 million, $2.2 million and $2.9 million in fiscal 1998, 1999 and 2000, representing 6%, 8% and 7% of total software licenses revenue, respectively. Cost of software licenses increased $1.1 million or 103% from fiscal 1998 to 1999 and $0.7 million or 31% from fiscal 1999 to 2000. The increase in cost of software licenses as a percentage of total software licenses revenue in fiscal 1999 over 1998 is attributable to the increase in royalty bearing software licenses. Royalty bearing software licenses represented 15%, 19% and 21% of total software license revenue in fiscal 1998, 1999 and 2000, respectively.

    MAINTENANCE. Cost of maintenance consists primarily of salaries, bonuses and other costs associated with our customer support organizations, and to a lesser extent, sublicense fees associated with our STARTOOL, STARWARP AND DETECT+RESOLVE MAINFRAME products. Cost of maintenance was $4.0 million, $4.5 million and $6.1 million in fiscal 1998, 1999 and 2000, representing 33%, 27% and 23% of total maintenance revenue, respectively. Cost of maintenance increased $0.5 million or 13% from fiscal 1998 to 1999 and $1.6 million or 34% from fiscal 1999 to 2000. The dollar increases are predominately due to increased expenses associated with our customer support organization including personnel additions needed to support the maintenance revenue growth and, to a lesser extent, increases in sublicense fees.

Sublicense fees are paid to owners of third party products for providing maintenance enhancements and code fixes. Cost of maintenance as a percentage of total maintenance revenue has decreased as the rate of increase in maintenance revenue has been greater than the rate of increase in costs associated with our customer support organization.

    PROFESSIONAL SERVICES. Cost of professional services consists of salaries, bonuses and other costs associated with supporting our professional services organization. Cost of professional services was $1.7 million, $3.5 million and $5.5 million in fiscal 1998, 1999 and 2000, representing 84%, 85% and 81% of total professional services revenue, respectively. Cost of professional services increased $1.8 million or 106% from fiscal 1998 to 1999 and $2.0 million or 54% from fiscal 1999 to 2000. The dollar increases are predominately due to increased expenses associated with our professional services organization including personnel additions and other infrastructure costs needed to support the professional services revenue growth. Prior to fiscal 2000 and as a percentage of total services revenue, cost of professional services had been increasing as we expanded our consulting organization. In fiscal 2000, however, cost of professional services as a percentage of total services revenue decreased from the prior year. Although costs of professional services increased in absolute dollar terms, it decreased as a percentage of revenue due in part to reducing the use of outside independent contractors and reallocating professional services resources to other parts of our organization.

OPERATING EXPENSES

    SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, commissions and bonuses, payroll taxes, profit sharing expenses (in fiscal 1998 only) and employee benefits as well as travel, entertainment and marketing expenses. Sales and marketing expenses were $7.9 million, $13.9 million and $22.2 million in fiscal 1998, 1999 and 2000, representing 25%, 29% and 29% of total revenue, respectively. Sales and marketing expenses increased $6.0 million or 74% from fiscal 1998 to 1999 and $8.3 million or 60% from fiscal 1999 to 2000. The dollar increases in each fiscal year and the percentage of total revenue increase in fiscal 1999 over 1998 are due primarily to the expansion of our direct sales and marketing organizations which began in fiscal 1998, and to a lesser extent, the development of our international sales and telesales efforts. Sales and marketing expenses as a percentage of total revenue remained unchanged in fiscal 2000, when compared the prior year, as the rate of increase in revenues offset the costs of our continued expansion of the sales and marketing organizations. We expect sales and marketing expenses to increase in absolute dollars as we continue to hire additional sales and marketing personnel and market our distributed systems products.

    RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of salaries, bonuses, payroll taxes, profit sharing expenses (in fiscal 1998 only) and employee benefits and costs attributable to research and development activities. Research and development expenses were $5.5 million, $4.5 million and $6.8 million in fiscal 1998, 1999 and 2000, representing 17%, 9% and 9% of total revenue, respectively. Research and development expenses decreased $1.0 million or 19% from fiscal 1998 to 1999 and increased
$2.3 million or 53% from fiscal 1999 to 2000. The dollar decrease in fiscal 1999 from 1998 is attributable principally to the restructuring of compensation arrangements with SERENA's founder and Chief Technology Officer. The dollar increase in fiscal 2000 from 1999 was primarily due to increases in salaries, bonuses, payroll taxes, employee benefits and other headcount related costs which resulted from a 41% increase in headcount, primarily associated with the Company's acquisition of Diamond in June 1999, and to a lesser extent, increases in infrastructure costs also associated with the acquisition. Prior to fiscal 2000, the Company's development efforts were primarily focused in the mainframe market and with the acquisition of Diamond, the Company's development efforts have expanded to other platforms, including the Web, UNIX, NT and other distributed system platforms. We expect research and development expenses to increase both in absolute dollar terms and as a percentage of total revenue as we continue to hire additional research and development personnel to develop our distributed systems product suite and integrate our existing products using SERNET.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries, bonuses, payroll taxes, profit sharing expenses (in fiscal 1998 only) and benefits and certain non-allocable administrative costs, including legal and accounting fees and bad debts. General and administrative expenses were $3.3 million, $3.9 million and $6.1 million in fiscal 1998, 1999 and 2000, representing 10%, 8% and 8% of total revenue, respectively. General and administrative expenses increased $0.6 million or 19% from fiscal 1998 to 1999 and $2.2 million or 55% from fiscal 1999 to 2000. The dollar increases in each fiscal year are primarily due to salary, bonus, payroll tax and employee benefit costs associated with the expansion of our administrative infrastructure in order to support our increased sales, marketing, professional services and maintenance activities, and to a lesser extent in fiscal 2000, costs associated with being a public company. The decrease in general and administrative expenses as a percentage of total revenue is principally attributable to SERENA's revenue growth during this period. We expect general and administrative expenses to increase in absolute dollar terms as we expand our infrastructure and our operations.

    STOCK-BASED COMPENSATION. In the fourth quarter of fiscal 1998, SERENA recorded aggregate deferred stock-based compensation of $4.0 million in connection with the issuance of restricted stock and grant of options to purchase common stock in January 1998. An additional $0.7 million of deferred stock-based compensation was recorded in fiscal 1999 for stock based awards granted during this period. No deferred stock-based compensation was recorded in fiscal 2000. Deferred stock-based compensation is generally being amortized over the 36 to 48 month vesting periods of the related awards. This amortization is being recorded in a manner consistent with FASB Interpretation No. 28. Of the total deferred stock-based compensation, $0.9 million, $2.5 million and $0.7 million was amortized in fiscal 1998, 1999 and 2000, respectively. We expect to amortize an additional $0.2 million and $0.1 million in fiscal 2001 and 2002, respectively. See Note 7 of Notes to Consolidated Financial Statements of SERENA.

    AMORTIZATION OF INTANGIBLE ASSETS. In the third quarter of fiscal 1999, SERENA recorded intangible assets of $21.7 million in connection with the acquisition of Optima in September 1998. The intangible assets are being amortized over periods of one year or less on $0.5 million and fifteen years on the remaining $21.2 million. In the second quarter of fiscal 2000, the Company recorded intangible assets of $4.0 million in connection with the acquisition of Diamond in June 1999. Of the total intangible assets, $0.7 million and $2.2 million was amortized in fiscal 1999 and 2000, respectively. We expect to amortize an additional $2.1 million in each of the next two fiscal years, fiscal 2001 and 2002. Intangible assets will be fully amortized in fiscal 2014. See
Note 10 of Notes to Consolidated Financial Statements of SERENA.

    ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT. In connection with the Company's acquisition of Diamond in June 1999, the Company took a one-time charge of $1.0 million for acquired in-process research and development. See
Note 10 of Notes to Consolidated Financial Statements of SERENA.

INTEREST AND OTHER INCOME, NET

    INTEREST AND OTHER INCOME, NET.  Interest and other income, net was
$0.3 million, $0.9 million and $4.6 million in fiscal 1998, 1999 and 2000, respectively. The dollar increases in interest and other income, net is generally due to increases in balances on interest bearing accounts, such as cash and cash equivalents, and both short and long-term investments, resulting from accumulation of earnings. The increase in fiscal 2000 over fiscal 1999 was predominantly the direct result of the Company's initial public offering in February 1999 which generated net proceeds to the Company totaling
$48.4 million and $10.9 million in February 1999 and March 1999, respectively.

INCOME TAXES

    INCOME TAXES. Income taxes were $3.3 million, $6.2 million and $11.8 million in fiscal 1998, 1999 and 2000, representing effective income tax rates of 41%, 46% and 45%, respectively. The Company's effective income tax rate increased in fiscal 1999 over 1998 predominantly due to the $3.2 million in nondeductible charges recorded in fiscal 1999 which consisted of $2.5 million in stock-based compensation and $0.7 million in amortization of intangible assets arising from the Optima acquisition as compared to $0.9 million in nondeductible stock-based compensation recorded in fiscal 1998. The Company's effective income tax rate decreased slightly in fiscal 2000, when compared to fiscal 1999, as the rate of growth in pretax profits was greater than the rate of growth in nondeductible charges. In fiscal 2000, the Company recorded $3.9 million in nondeductible charges consisting of $0.7 million in stock-based compensation, $2.2 million in amortization of intangible assets arising from the Optima and Diamond acquisitions and $1.0 million as a one-time charge for acquired in-process research and development also arising from the Diamond acquisition in the second quarter of fiscal 2000. SERENA's effective income tax rate has historically benefited from the United States research and experimentation tax credit and tax benefits generated from export sales made from the United States.

LIQUIDITY AND CAPITAL RESOURCES

    Since SERENA's inception, we have financed our operations and met our capital expenditure requirements through cash flows from operations. As of January 31, 2000, SERENA had $80.9 million in cash and cash equivalents, and an additional $20.2 million and $3.0 million in short-term and long-term investments, respectively, consisting principally of high grade commercial paper, certificates of deposit and short-term bonds. Cash flows provided by operating activities were $5.7 million, $14.9 million, and $26.0 million in fiscal 1998, 1999 and 2000, respectively. SERENA's cash flows provided by operating activities exceeded net income during each of these periods principally due to cash collections in advance of revenue recognition for maintenance contracts, the inclusion of non-cash expenses in net income and growth in accrued expenses and corporate taxes payable; all partially offset by growth in accounts receivable and net deferred tax assets during the periods. Non-cash expenses included in net income consisted of amortization of deferred stock-based compensation for all periods, amortization of intangible assets in fiscal 1999 and 2000 only, and a one-time charge in fiscal 2000 for acquired in-process research and development. In fiscal 2000, cash used in investing activities were predominantly related to the purchase of short and long-term investments totaling $23.3 million, and cash paid in connection with the Diamond acquisition in June 1999, net of cash received totaling $1.5 million. Predominantly in fiscal 1998 and 1999, and to a lesser extent in fiscal 2000, cash used in investing activities were related to the purchase of computer equipment and office furniture and equipment totaling $0.6 million, $1.1 million and $1.5 million, respectively. Cash used in financing activities related to the repurchase of $0.7 million in common stock in fiscal 1998 from a resigning executive officer of SERENA and the repayment of $1.4 million of notes payable assumed in the acquisition of Optima in fiscal 1999. See "Item 13. Certain Relationships and Related Transactions." There was no cash provided by financing activities in fiscal 1998 or 1999. Cash provided by financing activities in fiscal 2000 predominantly related to the Company's initial public offering in February 1999, the sale of the Company's common stock under the employee stock purchase plan and the exercise of stock options under the Company's employee stock option plan; all of which generated cash totaling
$57.9 million (net of IPO costs), $0.9 million and $0.4 million, respectively.

    At January 31, 2000, SERENA did not have any material commitments for capital expenditures and has no revolving credit agreement or other term loan agreements with any bank or other financial institution.

    At January 31, 2000, SERENA had working capital of $89.6 million and accounts receivable, net of allowances, of $15.4 million. Total deferred revenue increased to $19.0 million at January 31, 2000 from $12.4 million at January 31, 1999 primarily as a result of increased billings of maintenance fees.

    We believe that the net proceeds from the offering and cash from operations will satisfy our working capital and capital expenditure requirements for at least the next twelve months.

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

    The FASB recently issued Statement of Financial Accounting Standards
No. 133, or SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 addresses the accounting for derivative instruments, including derivative instruments embedded in other contracts. Under SFAS
No. 133, entities are required to carry all derivative instruments in the balance sheet at fair value. The accounting for changes in the fair value (i.e. gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it. The Company does not have any derivative financial instruments. Therefore, the Company does not believe that SFAS No. 133 will have a material impact on its financial statements.

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

    In the ordinary course of our business, we test and evaluate our software products. We believe that our software products are generally Year 2000 compliant, meaning that the use or occurrence of dates on or after January 1, 2000 will not materially affect the performance of such software products or the ability of such products to correctly create, store, process and output information of data involving dates. We have not observed any material Year 2000 related problems with our business or products to date.

FACTORS THAT MAY AFFECT FUTURE RESULTS

    THIS REPORT, INCLUDING THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTAINS FORWARD-LOOKING STATEMENTS AND OTHER PROSPECTIVE INFORMATION RELATING TO FUTURE EVENTS. THESE FORWARD-LOOKING STATEMENTS AND OTHER INFORMATION ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR ANTICIPATED RESULTS, INCLUDING BUT NOT LIMITED TO, OUR RELIANCE ON OUR MAINFRAME PRODUCTS FOR REVENUE, CHANGES IN REVENUE MIX AND SEASONALITY, OUR ABILITY TO DELIVER OUR PRODUCTS ON THE DISTRIBUTED SYSTEMS PLATFORM, DEPENDENCE ON REVENUES FROM OUR INSTALLED BASE, EXPANSION OF OUR PROFESSIONAL SERVICES AND INTERNATIONAL ORGANIZATIONS, OUR ABILITY TO MANAGE OUR GROWTH AND THE FOLLOWING:

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

    Although SERENA has been profitable in recent years, we may not remain profitable on a quarterly or annual basis in the future. We anticipate that our expenses will increase substantially in the foreseeable future as we:

    - Increase our sales and marketing activities, including expanding our United States and international direct sales forces and extending our telesales efforts

    - Develop our technology, including our distributed systems SCM products

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

WE HAVE RELIED AND EXPECT TO CONTINUE TO RELY ON SALES OF OUR FULL.CYCLE MAINFRAME PRODUCTS FOR OUR REVENUE

    Historically, the majority of our software license revenue has resulted from the sale of our FULL.CYCLE mainframe products. Any factors adversely affecting the pricing of, demand for or market acceptance of our FULL.CYCLE mainframe products, such as competition or technological change, could materially adversely affect our business and quarterly and annual operating results. In particular, CHANGE MAN and COMPAREX, two of our FULL.CYCLE mainframe products, have been responsible for a substantial majority of our revenue. In fiscal 1998, 1999 and 2000, sales of CHANGE MAN and COMPAREX together accounted for approximately 82%, 77% and 75% of our software license revenue, respectively. We expect that these products will continue to account for a large portion of our software license revenue for the foreseeable future. Our future operating results depend on the continued market acceptance of our FULL.CYCLE mainframe products, including future enhancements.

OUR INTRODUCTION OF SERENA SCM PRODUCTS FOR DISTRIBUTED SYSTEMS MAY NOT BE SUCCESSFUL

    We introduced our ECHANGE MAN product in fiscal 2000 and are currently developing our product suite to support distributed systems platforms. If we do not successfully develop, market, sell and support our distributed systems products, this would materially adversely affect our business and our future quarterly and annual operating results. Historically, the majority of our products have been designed for the mainframe platform, and the majority of our software license revenue, maintenance revenue and professional services revenue to date have been attributable to licenses for these mainframe products. We do not have experience developing, marketing, selling or supporting distributed systems products. Developing, marketing and selling our distributed systems products will require significant resources that we may not have. Our sales and marketing organizations have historically focused exclusively on sales of our products for the mainframe and have limited experience marketing and selling distributed systems products. Additionally, we do not have any experience in providing support services for distributed systems products. Competition for experienced software engineers, sales personnel and support staff is intense and if we fail to attract qualified personnel this would impair our ability to support our distributed systems products. Many of our competitors have substantially greater experience providing distributed systems compatible software products than we do, and many also have significantly greater financial and organizational resources.

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

OUR BUSINESS IS DEPENDENT ON THE CONTINUED MARKET FOR IBM AND IBM-COMPATIBLE MAINFRAMES

    We are substantially dependent upon the continued use and acceptance of IBM and IBM-compatible mainframes and the growth of this market. If the role of the mainframe does not increase as we anticipate, or if it in any way decreases, this would materially adversely affect our business, future quarterly and annual operating results and financial condition. Additionally, if there is a wide acceptance of other platforms or if new platforms emerge that provide enhanced enterprise server capabilities, our business and future operating results may be materially adversely affected. The majority of our software license revenue to date has been attributable to sales of our FULL.CYCLE mainframe products. We expect that, for the foreseeable future, the majority of our software license revenue will continue to come from sales of our mainframe products. As a result, future sales of our existing products and associated maintenance revenue and professional service revenue will depend on continued use of mainframes.

WE MAY EXPERIENCE DELAYS IN DEVELOPING OUR PRODUCTS WHICH COULD ADVERSELY AFFECT OUR BUSINESS

    If we are unable, for technological or other reasons, to develop and introduce new and improved products in a timely manner, this could materially adversely affect our business and future quarterly and annual operating results. We have experienced product development delays in new version and update releases in the past and may experience similar or more significant product delays in the future. To date, none of these delays has materially affected our business. Difficulties in product development could delay or prevent the successful introduction or marketing of new or improved products or the delivery of new versions of our products to our customers. In particular, we may experience delays in introducing our distributed systems product suite. Any delay in releasing our new distributed systems products, for whatever reason, would impair our revenue growth.

WE HAVE EXPERIENCED SIGNIFICANT GROWTH IN OUR BUSINESS IN RECENT PERIODS AND OUR ABILITY TO MANAGE THIS GROWTH AND ANY FUTURE GROWTH WILL AFFECT OUR BUSINESS

    Our ability to compete effectively and to manage our recent growth, any future growth and our future quarterly and annual operating results will depend in part on our ability to implement and expand operational, customer support and financial control systems and to hire, train and manage our employees. We may not be able to augment or improve existing systems and controls or implement new systems and controls in response to future growth, if any. Any failure to manage growth could materially adversely affect our business. Our business has grown substantially in recent years, with total revenue increasing from $32.1 million in fiscal 1998 to $48.3 million in fiscal 1999 and $75.4 million in fiscal 2000. In connection with this revenue growth, beginning in fiscal 1998 and continuing in fiscal 1999 and 2000, we began a strategic expansion of our sales, marketing and professional service activities. This expansion included our September 1998 acquisition of Optima which significantly increased the size of our sales, marketing and professional service organizations and our June 1999 acquisition of Diamond which expanded our research and development organization. This growth has resulted, and any future growth will result, in new and increased responsibilities for management personnel.

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

    EXPANSION OF INTERNATIONAL OPERATIONS. We intend to expand the scope of our international operations and currently have subsidiaries in the United Kingdom and in Germany. If we are unable to expand our international operations successfully and in a timely manner, this could materially adversely affect our business and quarterly and annual operating results. Our continued growth and profitability will require continued expansion of our international operations, particularly in Europe. We intend to open additional international offices. We have only limited experience in marketing, selling and supporting our products internationally. Additionally, we do not have any experience in developing foreign language versions of our products. Such development may be more difficult or take longer than we anticipate. We may not be able to successfully market, sell, deliver and support our products internationally.

    RISKS OF INTERNATIONAL OPERATIONS. International sales represented approximately 15%, 16% and 15% of our total revenue in fiscal 1998, 1999 and 2000, respectively. Our international revenue is attributable principally to our European operations. Our international operations are, and any expanded international operations will be, subject to a variety of risks associated with conducting business internationally that could materially adversely affect our business and future quarterly and annual operating results, including the following:

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

    - Seasonal reductions in business activity during the summer months in Europe and certain other parts of the world

    - Recessionary environments in foreign economies

    - Increases in tariffs, duties, price controls or other restrictions on foreign currencies or trade barriers imposed by foreign countries

FLUCTUATIONS IN THE VALUE OF FOREIGN CURRENCIES COULD RESULT IN CURRENCY TRANSACTION LOSSES FOR SERENA

    A majority of our international business is conducted in foreign currencies, principally the British pound and the German deutsche mark. Fluctuations in the value of foreign currencies relative to the U.S.

dollar have caused and will continue to cause variability in our international business profitability. We cannot predict the effect of exchange rate fluctuations upon future quarterly and annual operating results. We may experience currency losses in the future. To date, we have not adopted a hedging program to protect SERENA from risks associated with foreign currency fluctuations.

SERENA IS SUBJECT TO INTENSE COMPETITION IN THE SCM INDUSTRY AND WE EXPECT TO FACE INCREASED COMPETITION IN THE FUTURE, INCLUDING COMPETITION IN THE SCM DISTRIBUTED SYSTEMS MARKET

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

    MAINFRAME COMPETITION. We currently face competition from a number of sources, including:

    - Customers' internal IT departments

    - Providers of SCM products that compete directly with CHANGE MAN and COMPAREX such as Computer Associates, MERANT, IBM and smaller private companies

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

    COMPETITION IN THE DISTRIBUTED SYSTEMS SCM MARKET. We also face significant competition as we develop, market and sell our distributed systems products, including ECHANGE MAN. If we are unable to successfully penetrate the distributed systems SCM market, our business and future quarterly and annual operating results will be materially adversely affected. Penetrating the existing distributed systems SCM market will be difficult. Competitors in the distributed systems market include Rational Software, Computer Associates, Continuus, MERANT, Microsoft, Novadigm, Novell, and other smaller private companies.

CERTAIN OF OUR PRODUCTS ARE LICENSED FROM THIRD PARTIES OR ARE JOINTLY-OWNED WITH THIRD PARTIES; OUR FAILURE TO MAINTAIN THESE ARRANGEMENTS WITH THIRD PARTIES COULD ADVERSELY AFFECT OUR BUSINESS

    STARTOOL AND STARWARP. We license our STARTOOL and STARWARP products on an exclusive worldwide basis from A. Bruce Leland, one of our employees. The termination of our licenses for the STARTOOL or STARWARP products could materially adversely affect our business and quarterly and annual operating results. Mr. Leland holds all proprietary rights with respect to the STARTOOL and STARWARP technology, including any derivative works or enhancements of the existing STARTOOL and STARWARP products. Our licenses for these products are terminable by Mr. Leland upon 30 days notice in the event certain conditions occur, including our failure to pay sublicense fees to Mr. Leland on a timely basis or any other material breach by us of the license agreement. Should the licenses for the STARTOOL and STARWARP products terminate, we may not be able to replace these products which could materially adversely affect our business and future quarterly and annual operating results. Licenses of STARTOOL accounted for 12%, 11% and 18% of our total software license revenue in fiscal 1998, 1999 and 2000, respectively. Licenses of STARWARP accounted for 0%, 5% and 0% of our total software license revenue in fiscal 1998, 1999 and 2000, respectively. For a description of our license agreements for the STARTOOL and STARWARP products, see "Business--Intellectual Property."

    DETECT+RESOLVE MAINFRAME. We share ownership rights in our DETECT+RESOLVE MAINFRAME technology for mainframe platforms with High Power Software. Although we have historically had primary responsibility for marketing, licensing and supporting DETECT+RESOLVE MAINFRAME, High Power Software has the ability to jointly direct these efforts. If in the future we are unable to reach agreement with High Power Software on the direction or evolution of the product, our ability to market or promote the product may be compromised. This could have a material adverse effect on our business and future quarterly and annual operating results. Sales of DETECT+RESOLVE MAINFRAME accounted for 3%, 4% and 2% of our total software license revenue in fiscal 1998, 1999 and 2000, respectively. For a description of rights associated with our joint ownership of the DETECT+RESOLVE MAINFRAME technology for the mainframe see "Business--Intellectual Property."

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

    In September 1998, Compuware filed suit against SERENA in the United States District Court for the Eastern District of Michigan seeking unspecified compensatory damages, costs and attorneys fees, and injunctive relief based on allegations of copyright infringement, trade secret misappropriation and various tort claims related to the sale of our STARTOOL and STARWARP products. Compuware served the complaint on

SERENA in November 1998. As of the date of this statement, the parties have completed fact discovery. To date, Compuware has not sought preliminary injunctive relief. However, management cannot ascertain the availability of injunctive relief or other equitable remedies or estimate the total expenses, possible damages or settlement value, if any, that may ultimately be incurred in connection with Compuware's suit. Management believes, based on the advice of counsel, that SERENA has meritorious defenses to the allegations contained in Compuware's complaint and management is defending against the complaint vigorously. We believe that this matter will not have a material adverse effect on our results of operations or financial condition. This litigation could be time consuming and costly, and there can be no assurance that SERENA will necessarily prevail given the inherent uncertainties in litigation. In the event that we do not prevail in litigation, we could be prevented from selling our STARTOOL and STARWARP products or be required to enter into royalty or licensing agreements or pay monetary damages, and/or pay attorneys' fees. Such royalty or licensing agreements, if required, may not be available on terms acceptable to SERENA. In the event of a successful claim against us, our business, operating results or financial condition could be materially adversely affected.

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

WE MAY NOT BE ABLE TO RECRUIT AND RETAIN THE PERSONNEL WE NEED TO SUCCEED

    Our future success will likely depend in large part on our ability to attract and retain additional experienced sales, technical, marketing and management personnel. In addition, we will need to attract and retain sufficient numbers of qualified software engineers, as well as sales and marketing and support personnel, and successfully develop, market and support our distributed systems product suite which, excluding our ECHANGE MAN product, is currently in development. Competition for such personnel in the computer software industry is intense, and in the past we have experienced difficulty in recruiting qualified personnel, especially developers and sales personnel. We expect competition for qualified personnel to remain intense, and we may not succeed in attracting or retaining such personnel. If we do not, this could materially adversely affect our business and future quarterly and annual operating results. In addition, new employees generally require substantial training in the use of our products. This training will require substantial resources and management attention.

    INTERNATIONAL OPERATIONS. We intend to expand the scope of our international operations and these plans will require us to attract experienced management, service, marketing, sales and support personnel for our international offices. Competition for such personnel is intense, and we may not be able to attract or retain such experienced personnel.

    NON-U.S. CITIZENS WORKING IN THE UNITED STATES. To achieve our business objectives, we may recruit and employ skilled technical professionals from other countries to work in the United States, particularly the Ukraine. Limitations imposed by federal immigration laws and the availability of visas could materially adversely affect our ability to attract necessary qualified personnel. This may have a material adverse effect on our business and future quarterly and annual operating results.

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

    Because our software products are complex, they often contain errors or "bugs" that can be detected at any point in a product's life cycle. While we continually test our products for errors and work with customers through our customer support services to identify and correct bugs in our software, we expect that errors in our products will continue to be found in the future. Although many of these errors may prove to be immaterial, certain of these errors could be significant. Detection of any significant errors may result in, among other things, loss of, or delay in, market acceptance and sales of our products, diversion of development resources, injury to our reputation, or increased service and warranty costs. These problems could materially adversely affect our business and future quarterly and annual operating results. In the past we have discovered errors in certain of our products and have experienced delays in the shipment of our products during the period required to correct these errors. These delays have principally related to new version and product update releases. To date none of these delays have materially affected our business. However, product errors or delays in the future, including any product errors or delays associated with the introduction of our distributed systems products, could be material. In addition, in certain cases we have warranted that our products will operate in accordance with specified customer requirements. If our products fail to conform to such specifications, customers could demand a refund for the software license fee paid to us or assert claims for damages.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    The Company does not use derivative financial instruments in its investment portfolio and has no foreign exchange contracts. Its financial instruments consist of cash and cash equivalents, short and long-term investments, trade accounts and contracts receivable, accounts payable, and long-term obligations. The Company considers investments in highly liquid instruments purchased with a remaining maturity of 90 days or less to be cash equivalents. All of the Company's cash equivalents and short and long-term investments, principally consist of commercial paper and debt securities, and are classified as available-for-sale as of January 31, 2000. The Company's exposure to market risk for changes in interest rates relates primarily to its short and long-term investments and short-term obligations, thus, fluctuations in interest rates would not have a material impact on the fair value of these securities.

    Sales to foreign countries accounted for approximately 15% of the total sales for fiscal 2000 compared to 16% and 15% in fiscal 1999 and 1998, respectively. Because the Company invoices certain of its foreign sales in currencies other than the United States dollar, predominantly the British Pound Sterling and German deutsche mark, and does not hedge these transactions, fluctuations in exchange rates could adversely affect the translated results of operations of the Company's foreign subsidiaries. Therefore, foreign exchange fluctuation could create a risk of significant balance sheet gains or losses on the Company's consolidated financial statements. However, given the Company's foreign subsidiaries' net book values as of January 31, 2000 and net cash flows for the most recent fiscal year then ended, the Company believes that such foreign denominated balances and activity are not material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              FINANCIAL STATEMENTS

    Our financial statements required by this item are submitted as a separate section of this Form 10-K. See Item 14.(a)1 for a listing of financial statements provided in the section titled, "FINANCIAL STATEMENTS".

                               SUPPLEMENTARY DATA

    THE FOLLOWING TABLES (PRESENTED IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) SET FORTH QUARTERLY SUPPLEMENTARY DATA FOR EACH OF THE YEARS IN THE TWO-YEAR PERIOD ENDED JANUARY 31, 2000. ALL SHARE AND PER SHARE AMOUNTS REFERRED TO IN THE TABLE BELOW HAVE BEEN ADJUSTED TO REFLECT THE THREE-FOR-TWO STOCK SPLIT IN THE FORM OF A STOCK DIVIDEND OF OUR COMMON STOCK EFFECTED MARCH 21, 2000.

                                                                           2000
                                                ----------------------------------------------------------
                                                                QUARTER ENDED
                                                ---------------------------------------------   YEAR ENDED
                                                APR. 30,    JUL. 31,    OCT. 31,    JAN. 31,     JAN. 31,
                                                ---------   ---------   ---------   ---------   ----------
Revenue.......................................   $14,221     $17,762     $19,051     $24,373     $75,407
Gross Profit..................................    10,640      13,984      15,546      20,815      60,985
Income before income taxes....................     3,928       4,814       7,188      10,552      26,482
Net income....................................     2,194       2,380       4,059       6,010      14,643
Net income per share:
  Basic.......................................      0.06        0.07        0.11        0.16        0.40
  Diluted.....................................      0.06        0.06        0.11        0.15        0.38
Weighted average shares used in per share
  calculations:
  Basic.......................................    35,204      36,899      37,301      37,602      36,751
  Diluted.....................................    37,337      38,892      39,387      39,660      38,819

                                                                           1999
                                                ----------------------------------------------------------
                                                                QUARTER ENDED
                                                ---------------------------------------------   YEAR ENDED
                                                APR. 30,    JUL. 31,    OCT. 31,    JAN. 31,     JAN. 31,
                                                ---------   ---------   ---------   ---------   ----------
Revenue.......................................   $ 8,640     $10,275     $12,230     $17,171     $48,316
Gross Profit..................................     6,900       8,200       9,538      13,415      38,053
Income before income taxes....................     1,960       2,453       3,577       5,495      13,485
Net income....................................     1,098       1,373       1,923       2,936       7,330
Net income per share:
  Basic.......................................      0.05        0.06        0.08        0.10        0.29
  Diluted.....................................      0.05        0.06        0.07        0.09        0.27
Weighted average shares used in per share
  calculations:
  Basic.......................................    23,348      23,570      25,737      28,929      25,396
  Diluted.....................................    24,378      24,705      27,966      31,098      27,032

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    The information required by this Item is incorporated by reference to the information under the section captioned "Change in Independent Auditors" contained in the Proxy Statement.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information required by this Item concerning the Company's directors is incorporated by reference from the section captioned "Election of Directors" contained in the Company's Proxy Statement related to the 2000 Annual Meeting of Stockholders scheduled to be held on June 30, 2000, which will be filed by the Company with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year pursuant to General Instruction G(3) of Form 10-K (the "Proxy Statement"). The information required by this Item concerning compliance with Section 16(a) of the Securities and Exchange Act of 1934 is incorporated by reference from the section of the Proxy Statement captioned "Section 16(a) Beneficial Ownership Reporting Compliance."

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) 1. FINANCIAL STATEMENTS

    The following statements are filed as part of this Report:

                                                                PAGE
                                                              --------
SERENA SOFTWARE, INC. CONSOLIDATED FINANCIAL STATEMENTS
   Independent Auditors' Report.............................    F-2
   Consolidated Balance Sheets..............................    F-3
   Consolidated Statements of Income and Comprehensive
     Income.................................................    F-4
   Consolidated Statements of Stockholders' Equity..........    F-5
   Consolidated Statements of Cash Flows....................    F-6
   Notes to Consolidated Financial Statements...............    F-7

   2. FINANCIAL STATEMENT SCHEDULES

   Report on Financial Statement Schedule...................    S-1
   Valuation and Qualifying Accounts........................    S-2

   3. EXHIBITS

EXHIBIT NUMBER                                 EXHIBIT TITLE
--------------          ------------------------------------------------------------
        3.1  (b)        Amended and Restated Certificate of Incorporation of SERENA
        3.2  (b)        Bylaws of SERENA, as currently in effect
        4.1  (b)        Specimen Common Stock Certificate
        4.2  (b)        Registration Rights Agreement, dated September 25, 1998, by and among SERENA and certain shareholders of Optima Software
                        Inc. (related to SERENA's acquisition of Optima Software,
                        Inc.)
       10.1  (b)        Form of Indemnification Agreement between SERENA and each of its directors and officers
       10.2A (b)        Amended and Restated 1997 Stock Option Plan
       10.2B (b)        Form of Option Agreement under the Amended and Restated 1997
                        Stock Option Plan
       10.2C (b)        Form of Restricted Stock Purchase Agreement under the
                        Amended and Restated 1997 Stock Option Plan
       10.3A (b)        1999 Employee Stock Purchase Plan
       10.3B (b)        Form of Subscription Agreement under the 1999 Employee Stock
                        Purchase Plan
       10.4A (b)        1999 Director Plan
       10.4B (b)        Form of Option Agreement under 1999 Director Plan
       10.5  (b)        Employment Agreement, dated April 18, 1997 between SERENA
                        and Richard A. Doerr
       10.6  (b)        Employment Agreement, dated June 24, 1980, between SERENA
                        and Douglas D. Troxel
       10.7  (b)        Employment and Software Distribution Agreement, dated
                        October 28, 1993, between SERENA and A. Bruce Leland
                        (relating to license of proprietary technology)
       10.8  (b)        Employment Agreement, dated May 18, 1993, between SERENA and
                        Steven Smith (relating to license of proprietary technology)
       10.9  (b)        Software Agreement, dated July 1, 1991, by and between
                        SERENA and High Power Software, Inc. (relating to joint
                        ownership of technology)
       10.10A(b)        Lease Agreement, dated August 15, 1994, between SERENA and
                        Waterfront Towers Partners, L.P. (for Burlingame
                        headquarters)

EXHIBIT NUMBER                                 EXHIBIT TITLE
--------------          ------------------------------------------------------------
       10.10B(b)        Addendum to Lease Agreement (for Burlingame headquarters
                        facility), dated November 21, 1994
       10.10C(b)        Second Addendum to Lease Agreement (for Burlingame
                        headquarters) dated November 15, 1994
       10.10D(b)        Amendment No. 1 to Lease Agreement (for Burlingame
                        headquarters facility) dated May 21, 1996
       10.10E(b)        Amendment No. 2 to Lease Agreement (for Burlingame
                        headquarters facility) dated August 24, 1996
       10.10F(b)        Amendment No. 3 to Lease Agreement (for Burlingame
                        headquarters facility) dated June 3, 1997
       10.10G(b)        Amendment No. 4 to Lease Agreement (for Burlingame
                        headquarters facility) dated June 9, 1998
       10.11 (b)        Lease Agreement between SERENA and Waterfront Tower
                        Partners, L.P. dated May 18, 1998 (for additional space at
                        Burlingame headquarters facility)
       10.12 (b)        Form of Restricted Stock Purchase Agreement entered into
                        between SERENA and certain of its executive officers
       10.13 (b)        Secured Promissory Note and Security Agreement between
                        SERENA and Douglas D. Troxel dated July 22, 1998
       21.1  (a)        List of Subsidiaries
       23.1  (a)        Consent of KPMG LLP
       27.1  (a)        Financial Data Schedule

------------------------

(a) Filed herewith.

(b) Incorporated by reference to the exhibit bearing the same number filed with the Registrant's Registration Statement on Form S-1 (Registration No. 333-67761), which the Securities and Exchange Commission declared effective on February 11, 1999.

(b) REPORTS ON FORM 8-K

    Not applicable.

(c) EXHIBITS

    See Item 14(a)(3) above.

(d) FINANCIAL STATEMENT SCHEDULES

    See Item 14(a)(2) above.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized in the City of Burlingame, State of California, this 27th day of April, 2000.

                                                       SERENA SOFTWARE, INC.

                                                       BY:  /S/ RICHARD A. DOERR
                                                            -----------------------------------------
                                                            Richard A. Doerr
                                                            PRESIDENT, CHIEF EXECUTIVE OFFICER AND
                                                            DIRECTOR

                               POWER OF ATTORNEY

    NOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Richard A. Doerr and Robert I. Pender, Jr. and each of them acting individually, as his or here attorney-in-fact, each with the full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission.

    Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report on Form 10-K has been signed on behalf of the Registrant by the following persons and in the capacities and on the dates indicated:

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
                /s/ RICHARD A. DOERR                   President, Chief Executive
     -------------------------------------------         Officer and Director           April 27, 2000
                 (Richard A. Doerr)

                                                       Vice President, Finance and
              /s/ ROBERT I. PENDER, JR.                  Administration, Chief
     -------------------------------------------         Financial Officer (Principal   April 27, 2000
               (Robert I. Pender, Jr.)                   Financial and Accounting
                                                         Officer) and Secretary

                /s/ DOUGLAS D. TROXEL                  Chairman of the Board of
     -------------------------------------------         Directors and Chief            April 27, 2000
                 (Douglas D. Troxel)                     Technology Officer

                  /s/ ALAN H. HUNT                     Director
     -------------------------------------------                                        April 27, 2000
                   (Alan H. Hunt)

                /s/ JERRY T. UNGERMAN                  Director
     -------------------------------------------                                        April 27, 2000
                 (Jerry T. Ungerman)

              /s/ ROBERT I. PENDER, JR.                Director
     -------------------------------------------                                        April 27, 2000
      (Robert I. Pender, Jr. Attorney-In-Fact)

                             SERENA SOFTWARE, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
SERENA SOFTWARE, INC. CONSOLIDATED FINANCIAL STATEMENTS
  Independent Auditors' Report..............................    F-2
  Consolidated Balance Sheets...............................    F-3
  Consolidated Statements of Income and Comprehensive
    Income..................................................    F-4
  Consolidated Statements of Stockholders' Equity...........    F-5
  Consolidated Statements of Cash Flows.....................    F-6
  Notes to Consolidated Financial Statements................    F-7

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
SERENA Software, Inc.

    We have audited the accompanying consolidated balance sheets of SERENA Software, Inc. and Subsidiaries as of January 31, 1999 and 2000, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended January 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SERENA Software, Inc. and its subsidiaries as of January 31, 1999 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended January 31, 2000, in conformity with generally accepted accounting principles.

                                           /s/ KPMG LLP

Mountain View, California
February 14, 2000, except as to note 11, which is as of March 13, 2000

                             SERENA SOFTWARE, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                      JANUARY 31,
                                                              ---------------------------
                                                                  1999           2000
                                                              ------------   ------------
                           ASSETS
Current assets
  Cash and cash equivalents.................................  $ 21,468,740   $ 80,930,648
  Short-term investments....................................            --     20,213,259
  Accounts receivable, net of allowance of $311,454 and
    $983,367 in fiscal 1999 and 2000, respectively..........    13,036,551     15,380,341
  Due from principal stockholder............................       196,188             --
  Deferred taxes............................................     1,119,531      1,818,313
  Prepaid expenses and other current assets.................       565,679        595,040
                                                              ------------   ------------
    Total current assets....................................    36,386,689    118,937,601
Long-term investments.......................................            --      3,041,650
Property and equipment, net.................................     1,864,535      2,419,871
Due from principal stockholder..............................       420,581             --
Deferred taxes..............................................            --      1,927,822
Intangible assets, net......................................    20,932,685     22,612,525
Other assets................................................        73,431        119,327
                                                              ------------   ------------
    Total assets............................................  $ 59,677,921   $149,058,796
                                                              ============   ============
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $    401,026   $    365,771
  Income taxes payable......................................     1,498,725      3,000,485
  Accrued expenses..........................................     7,142,979     11,307,366
  Deferred revenue..........................................    10,839,084     14,632,947
                                                              ------------   ------------
    Total current liabilities...............................    19,881,814     29,306,569
Deferred revenue, net of current portion....................     1,532,905      4,391,827
Deferred taxes..............................................       158,152        836,093
                                                              ------------   ------------
    Total liabilities.......................................    21,572,871     34,534,489
                                                              ------------   ------------
Commitments and contingencies

Stockholders' equity:
  Preferred stock, $0.001 par value; 5,000,000 shares
    authorized; no shares issued and outstanding............            --             --
  Common stock, $0.001 par value; 60,000,000 shares
    authorized; 30,601,689 and 38,285,612 shares issued and
    outstanding at January 31, 1999 and 2000,
    respectively............................................        30,602         38,286
  Additional paid-in capital................................    28,507,771     89,280,527
  Deferred stock-based compensation.........................    (1,339,030)      (380,790)
  Notes receivable from stockholders........................    (3,233,374)    (3,181,875)
  Accumulated other comprehensive losses....................       (25,578)       (40,014)
  Retained earnings.........................................    14,164,659     28,808,173
                                                              ------------   ------------
    Total stockholders' equity..............................    38,105,050    114,524,307
                                                              ------------   ------------
    Total liabilities and stockholders' equity..............  $ 59,677,921   $149,058,796
                                                              ============   ============

          See accompanying notes to consolidated financial statements

                             SERENA SOFTWARE, INC.

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                             FISCAL YEAR ENDED JANUARY 31,
                                                        ---------------------------------------
                                                           1998          1999          2000
                                                        -----------   -----------   -----------
Revenue:
  Software licenses (includes related party amounts of
    $5,492,184, $3,762,455 and $0 in fiscal 1998, 1999
    and 2000, respectively)...........................  $17,838,946   $27,199,243   $41,808,021
  Maintenance (includes related party amounts of
    $4,175,191, $3,060,770 and $0 in fiscal 1998, 1999
    and 2000, respectively)...........................   12,257,724    16,959,714    26,817,530
  Professional services...............................    2,050,366     4,157,501     6,780,909
                                                        -----------   -----------   -----------
    Total revenue.....................................   32,147,036    48,316,458    75,406,460
                                                        -----------   -----------   -----------
Cost of revenue:
  Software licenses...................................    1,086,820     2,206,898     2,896,023
  Maintenance.........................................    4,009,823     4,523,796     6,070,337
  Professional services...............................    1,716,597     3,532,736     5,455,294
                                                        -----------   -----------   -----------
    Total cost of revenue.............................    6,813,240    10,263,430    14,421,654
                                                        -----------   -----------   -----------
    Gross profit......................................   25,333,796    38,053,028    60,984,806
                                                        -----------   -----------   -----------
Operating expenses:
  Sales and marketing.................................    7,946,797    13,861,711    22,157,656
  Research and development............................    5,517,787     4,465,527     6,847,634
  General and administrative..........................    3,295,842     3,932,687     6,115,892
  Stock-based compensation............................      879,803     2,498,608       731,638
  Amortization of intangible assets...................           --       738,670     2,226,351
  Acquired in-process research and development........           --            --       992,341
                                                        -----------   -----------   -----------
    Total operating expenses..........................   17,640,229    25,497,203    39,071,512
                                                        -----------   -----------   -----------
Operating income......................................    7,693,567    12,555,825    21,913,294
Interest and other income, net........................      321,061       929,487     4,568,994
                                                        -----------   -----------   -----------
  Income before income taxes..........................    8,014,628    13,485,312    26,482,288
Income taxes..........................................    3,253,490     6,155,205    11,838,774
                                                        -----------   -----------   -----------
  Net income..........................................    4,761,138     7,330,107    14,643,514
Other comprehensive income (loss)--Foreign currency
  translation adjustment..............................       (2,001)        5,026       (14,436)
                                                        -----------   -----------   -----------
  Comprehensive income................................  $ 4,759,137   $ 7,335,133   $14,629,078
                                                        ===========   ===========   ===========
Net income per share:
  Basic...............................................  $      0.21   $      0.29   $      0.40
                                                        ===========   ===========   ===========
  Diluted.............................................  $      0.21   $      0.27   $      0.38
                                                        ===========   ===========   ===========
Shares used to compute net income per share:
  Basic...............................................   22,871,625    25,395,761    36,751,146
                                                        ===========   ===========   ===========
  Diluted.............................................   22,908,284    27,031,701    38,818,617
                                                        ===========   ===========   ===========

          See accompanying notes to consolidated financial statements

                             SERENA SOFTWARE, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

               FISCAL YEARS ENDED JANUARY 31, 1998, 1999 AND 2000

                                                                                         NOTES        ACCUMULATED
                                    COMMON STOCK        ADDITIONAL      DEFERRED       RECEIVABLE        OTHER
                                ---------------------     PAID-IN      STOCK-BASED        FROM       COMPREHENSIVE     RETAINED
                                  SHARES      AMOUNT      CAPITAL     COMPENSATION    STOCKHOLDERS       LOSSES        EARNINGS
                                ----------   --------   -----------   -------------   ------------   --------------   -----------
Balance as of January 31,
  1997........................  23,625,000   $23,625    $   (22,622)            --             --       $(28,603)     $ 2,073,414
Repurchase of common stock....    (945,000)     (945)      (699,055)            --             --             --               --
Issuance of restricted common
  stock for notes
  receivable..................   2,760,750     2,761      5,518,739     (3,681,000)    (1,840,500)            --               --
Deferred stock-based
  compensation related to
  grants of stock options.....          --        --        297,000       (297,000)            --             --               --
Amortization of stock-based
  compensation................          --        --             --        879,803             --             --               --
Net income....................          --        --             --             --             --             --        4,761,138
Translation adjustment........          --        --             --             --             --         (2,001)              --
                                ----------   -------    -----------    -----------    -----------       --------      -----------
Balance as of January 31,
  1998........................  25,440,750    25,441      5,094,062     (3,098,197)    (1,840,500)       (30,604)       6,834,552
Issuance of restricted common
  stock for notes
  receivable..................     379,689       380      1,492,118       (233,069)    (1,259,429)            --               --
Deferred stock-based
  compensation related to
  grants of stock options.....          --        --        506,372       (506,372)            --             --               --
Amortization of stock-based
  compensation................          --        --             --      2,498,608             --             --               --
Issuance of common stock under
  Optima acquisition..........   4,781,250     4,781     21,415,219             --             --             --               --
Accrued interest on note
  receivable..................          --        --             --             --       (133,445)            --               --
Net Income....................          --        --             --             --             --             --        7,330,107
Translation adjustment........          --        --             --             --             --          5,026               --
                                ----------   -------    -----------    -----------    -----------       --------      -----------
Balance as of January 31,
  1999........................  30,601,689    30,602     28,507,771     (1,339,030)    (3,233,374)       (25,578)      14,164,659
Issuance of common stock under
  initial public offering,
  net.........................   7,350,000     7,350     57,894,876             --             --             --               --
Issuance of common stock under
  Diamond acquisition.........     262,500       263      2,234,112             --             --             --               --
Issuance of common stock under
  the employee stock purchase
  plan........................     123,770       124        876,578             --             --             --               --
Issuance of restricted common
  stock for notes
  receivable..................      15,641        15         48,648             --        (48,663)            --               --
Repurchase of common stock....     (33,750)      (34)      (363,737)            --             --             --               --
Common stock options
  exercised, net of returned
  to plan.....................     127,200       127        404,993         11,353             --             --               --
Repurchase of restricted
  common stock................    (161,438)     (161)      (322,714)       215,250        107,625             --               --
Payments of accrued interest
  and principal on restricted
  common stock................          --        --             --             --        190,708             --               --
Amortization of stock-based
  compensation................          --        --             --        731,637             --             --               --
Accrued interest on note
  receivable..................          --        --             --             --       (198,171)            --               --
Net income....................          --        --             --             --             --             --       14,643,514
Translation adjustment........          --        --             --             --             --        (14,436)              --
                                ----------   -------    -----------    -----------    -----------       --------      -----------
Balance as of January 31,
  2000........................  38,285,612   $38,286    $89,280,527    $  (380,790)   $(3,181,875)      $(40,014)     $28,808,173
                                ==========   =======    ===========    ===========    ===========       ========      ===========


                                    TOTAL
                                STOCKHOLDERS'
                                   EQUITY
                                -------------
Balance as of January 31,
  1997........................  $  2,045,814
Repurchase of common stock....      (700,000)
Issuance of restricted common
  stock for notes
  receivable..................            --
Deferred stock-based
  compensation related to
  grants of stock options.....            --
Amortization of stock-based
  compensation................       879,803
Net income....................     4,761,138
Translation adjustment........        (2,001)
                                ------------
Balance as of January 31,
  1998........................     6,984,754
Issuance of restricted common
  stock for notes
  receivable..................            --
Deferred stock-based
  compensation related to
  grants of stock options.....            --
Amortization of stock-based
  compensation................     2,498,608
Issuance of common stock under
  Optima acquisition..........    21,420,000
Accrued interest on note
  receivable..................      (133,445)
Net Income....................     7,330,107
Translation adjustment........         5,026
                                ------------
Balance as of January 31,
  1999........................    38,105,050
Issuance of common stock under
  initial public offering,
  net.........................    57,902,226
Issuance of common stock under
  Diamond acquisition.........     2,234,375
Issuance of common stock under
  the employee stock purchase
  plan........................       876,702
Issuance of restricted common
  stock for notes
  receivable..................            --
Repurchase of common stock....      (363,771)
Common stock options
  exercised, net of returned
  to plan.....................       416,473
Repurchase of restricted
  common stock................            --
Payments of accrued interest
  and principal on restricted
  common stock................       190,708
Amortization of stock-based
  compensation................       731,637
Accrued interest on note
  receivable..................      (198,171)
Net income....................    14,643,514
Translation adjustment........       (14,436)
                                ------------
Balance as of January 31,
  2000........................  $114,524,307
                                ============

          See accompanying notes to consolidated financial statements

                             SERENA SOFTWARE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  FISCAL YEARS ENDED JANUARY 31,
                                                              ---------------------------------------
                                                                 1998          1999          2000
                                                              -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $ 4,761,138   $ 7,330,107   $14,643,514
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation............................................      430,664       646,012       998,662
    Deferred income taxes...................................     (462,876)     (193,681)   (2,772,110)
    Increase in allowance for bad debts.....................      167,682       113,972       671,913
    Loss on sale of property and equipment..................       58,130         5,379        13,037
    Accrued interest on notes receivable....................           --      (133,445)     (198,171)
    Amortization of deferred stock-based compensation.......      879,803     2,498,608       731,638
    Amortization of intangible assets.......................           --       738,670     2,226,351
    Acquired in-process research and development............           --            --       992,341
    Changes in operating assets and liabilities:
      Accounts receivable...................................   (6,421,099)   (4,251,819)   (3,016,457)
      Prepaid expenses and other assets.....................     (139,364)      247,274       (51,051)
      Accounts payable......................................      196,598       (51,345)      (56,588)
      Income taxes payable..................................      565,637       791,324     1,481,717
      Accrued expenses......................................    2,675,790     2,535,469     3,698,230
      Deferred revenue......................................    2,956,545     4,639,576     6,667,786
                                                              -----------   -----------   -----------
        Net cash provided by operating activities...........    5,668,648    14,916,101    26,030,812
                                                              -----------   -----------   -----------
CASH FLOWS USED IN INVESTING ACTIVITIES:
  Purchases of property and equipment.......................     (567,469)   (1,138,630)   (1,459,525)
  Cash and cash equivalents acquired in Optima
    acquisition.............................................           --       439,092            --
  Purchases of short-term and long-term investments.........           --            --   (23,254,909)
  Issuance of notes due from stockholder....................     (130,000)     (600,000)           --
  Payment of notes due from stockholder.....................      723,947       173,136       599,659
  Issuance of notes due from other parties..................           --            --      (150,000)
  Payment of notes due from other parties...................           --            --       150,000
  Payment of accrued interest and principal on notes
    receivable..............................................           --            --       190,708
  Cash paid in acquisition of Diamond Optimum Systems, Inc.,
    net of cash acquired....................................           --            --    (1,462,031)
                                                              -----------   -----------   -----------
        Net cash (used in) provided by investing
          activities........................................       26,478    (1,126,402)  (25,386,098)
                                                              -----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock, net.............................           --            --    57,902,226
  Repurchase of common stock................................     (700,000)           --      (363,771)
  Sale of common stock under the employee stock purchase
    plan....................................................           --            --       876,701
  Exercise of employee stock options........................           --            --       416,474
  Payment of notes to stockholders of Optima................           --    (1,350,000)           --
                                                              -----------   -----------   -----------
        Net cash (used in) provided by financing
          activities........................................     (700,000)   (1,350,000)   58,831,630
                                                              -----------   -----------   -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH.....................       (2,001)        5,026       (14,436)
                                                              -----------   -----------   -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS...................    4,993,125    12,444,725    59,461,908
Cash and cash equivalents at beginning of year..............    4,030,890     9,024,015    21,468,740
                                                              -----------   -----------   -----------
Cash and cash equivalents at end of year....................  $ 9,024,015   $21,468,740   $80,930,648
                                                              ===========   ===========   ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Income taxes paid.........................................  $ 3,106,632   $ 5,540,277   $12,912,006
                                                              ===========   ===========   ===========
NON-CASH INVESTING AND FINANCING ACTIVITY:
  Issuance of common stock and notes for acquisition of
    Optima Software, Inc....................................           --   $21,420,000            --
                                                              ===========   ===========   ===========
  Common stock issued in acquisition of Diamond Optimum
    Systems, Inc............................................           --            --   $ 2,234,375
                                                              ===========   ===========   ===========
  Restricted stock issued (repurchased) in exchange for
    notes receivable........................................  $ 1,840,500   $ 1,492,498   $  (107,625)
                                                              ===========   ===========   ===========

          See accompanying notes to consolidated financial statements

                             SERENA SOFTWARE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FISCAL YEARS ENDED JANUARY 31, 1998, 1999, AND 2000

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (A) DESCRIPTION OF BUSINESS

    SERENA Software, Inc. (the "Company") is an industry-leading supplier of eBusiness infrastructure change management solutions. Its principal markets are North America, and to a lesser extent, Europe. Export sales represented approximately 15%, 16%, and 15% of revenue in fiscal 1998, 1999 and 2000, respectively.

    (B) PRINCIPLES OF CONSOLIDATION

    The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

    (C) FOREIGN CURRENCY TRANSLATION

    The functional currency of the Company's U.K. and German subsidiaries are the British pound and the German deutsche mark, respectively. These foreign subsidiaries' financial statements are translated using current exchange rates for balance sheet accounts and average rates for income statement accounts. Translation adjustments are recorded as accumulated other comprehensive losses in stockholders' equity. Foreign currency transaction gains and (losses) are included in interest and other income, net, and totaled $74,000, $17,000 and $(27,000) in fiscal 1998, 1999 and 2000, respectively.

    (D) CASH, CASH EQUIVALENTS AND INVESTMENTS

    The Company considers all highly liquid investments purchased with original remaining maturities of three months or less to be cash equivalents. As of January 31, 1999 and 2000, cash equivalents consisted of commercial paper and money market funds.

    The Company has classified its investments as "available-for-sale." These investments are carried at fair value, based on quoted market prices, and unrealized gains and losses, net of taxes, are included in accumulated other comprehensive income, which is normally reflected as a separate component of stockholders' equity. As of January 31, 2000, unrealized gains and losses on available-for-sale investments were insignificant. Realized gains and losses upon sale or maturity of these investments are determined using the specific identification method.

    Cash equivalents consist of securities with remaining maturities of 90 days or less. Investments as of January 31, 2000 consisted of $20,213,000 of securities which mature in less than one year and 3,042,000 of

                             SERENA SOFTWARE, INC.

              FISCAL YEARS ENDED JANUARY 31, 1998, 1999, AND 2000

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) securities which mature in one to five years. The Company did not hold investments as of January 31, 1999. Cash, cash equivalents and investments consisted of the following as of January 31, 2000 (in thousands).

                                                              UNREALIZED
                                                          -------------------
                                                 COST       LOSS       GAIN      MARKET
                                               --------   --------   --------   --------
Cash and cash equivalents:
  Cash.......................................  $12,847      $ --       $ --     $12,847
  CD's/Bonds.................................   14,926                   18      14,944
  Money market funds.........................   38,041                  187      38,228
  Corporate notes............................   14,537                  375      14,912
                                               -------      ----       ----     -------
                                               $80,351      $ --       $580     $80,931
                                               =======      ====       ====     =======
Investments:
  CD's/Bonds.................................  $16,961      $ --       $460     $17,421
  Corporate notes............................    5,743                   91       5,834
                                               -------      ----       ----     -------
                                               $22,704      $ --       $551     $23,255
                                               =======      ====       ====     =======

    (E) PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, generally three to five years. Recoverability of property and equipment is measured by comparison of the carrying amount to future net cash flows the property and equipment are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the difference between the carrying amount of the property and equipment and its fair value. To date, the Company has no long-lived assets that are considered to be impaired.

    (F) INTANGIBLE ASSETS

    Intangible assets include workforce, non-compete, acquired technology and goodwill associated with the acquisitions of Optima Software, Inc. and Diamond Optimum Systems, Inc. and are amortized using the straight-line method over the estimated useful lives of the related assets, from 6 months to 15 years.

    (G) SOFTWARE DEVELOPMENT COSTS

    Development costs related to software products are expensed as incurred until technological feasibility of the product has been established. Based on the Company's product development process, technological feasibility is established upon completion of a working model. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have not been significant, and, accordingly, no costs have been capitalized. The Company has, however, capitalized certain costs totaling $295,000 in fiscal 2000 associated with computer software it has obtained for internal use. The capitalization and amortization of these costs have been consistent with generally accepted accounting principles as stated in AICPA Statement of Position 98-1 (SOP 98-1) "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use."

                             SERENA SOFTWARE, INC.

              FISCAL YEARS ENDED JANUARY 31, 1998, 1999, AND 2000

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    (H) INCOME TAXES

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

    (I) CONCENTRATIONS OF CREDIT RISK

    Financial instruments, potentially subjecting the Company to concentrations of credit risk, consist primarily of temporary cash investments. The Company places its temporary cash investments with two major financial institutions. The Company maintains an allowance for potential credit losses on customer accounts.

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

    (L) REVENUE RECOGNITION

    In December 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-9, SOFTWARE REVENUE RECOGNITION, WITH RESPECT TO CERTAIN ARRANGEMENTS. SOP 98-9 requires recognition of revenue using the "residual method" in a multiple-element arrangement when fair value does not exist for one or more of the delivered elements in the arrangement. Under the residual method, the total fair value of the undelivered elements is deferred and subsequently recognized in accordance with SOP 97-2. The Company is required to adopt SOP 98-9 in fiscal 2001. The Company does not expect a material change to its accounting for revenues as a result of the provisions of SOP 98-9.

    The Company sells its products to its end users and distributors under license agreements. Each new license includes maintenance, which includes the right to receive telephone support and unspecified upgrades and enhancements, for a specified duration of time, usually one year. The fee associated with such agreements is allocated between software license revenue and maintenance revenue based on their respective fair values. Software license revenue from these agreements is recognized upon receipt and acceptance of a signed contract and delivery of the software, provided the related fee is fixed and determinable, collectibility of the revenue is probable and the arrangement does not involve significant customization of the software. If an acceptance period is required, revenue is recognized upon the earlier

                             SERENA SOFTWARE, INC.

              FISCAL YEARS ENDED JANUARY 31, 1998, 1999, AND 2000

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) of customer acceptance or the expiration of the acceptance period, as defined in the applicable software license agreement.

    The Company recognizes maintenance revenue ratably over the life of the related contract, generally 12 months. Maintenance contracts on perpetual licenses are available annually. The Company typically invoices and collects maintenance revenue on an annual basis at the anniversary date of the license. Service and other revenue includes fees derived from the delivery of training, installation, and consulting services. Revenue from training, installation, and consulting services is recognized as the related services are performed. Deferred revenue represents amounts received by the Company in advance of product delivery or service performance.

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

                             SERENA SOFTWARE, INC.

              FISCAL YEARS ENDED JANUARY 31, 1998, 1999, AND 2000

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    (Q) ADVERTISING

    Advertising costs are expensed as incurred. Advertising expense is included in sales and marketing expense and amounted to $0.7 million, $0.6 million and $1.3 million in fiscal 1998, 1999 and 2000, respectively.

(2) PROPERTY AND EQUIPMENT

    Property and equipment consisted of the following:

                                                             JANUARY 31,
                                                       -----------------------
                                                          1999         2000
                                                       ----------   ----------
Computers, equipment and other.......................  $2,375,022   $3,549,913
Furniture and fixtures...............................     849,550    1,146,847
Automobiles..........................................     107,110      107,110
                                                       ----------   ----------
                                                        3,331,682    4,803,870
Less: accumulated depreciation.......................   1,467,147    2,383,999
                                                       ----------   ----------
                                                       $1,864,535   $2,419,871
                                                       ==========   ==========

(3) INTANGIBLE ASSETS

    Intangible assets consisted of the following:

                                                            JANUARY 31,
                                                     -------------------------
                                                        1999          2000
                                                     -----------   -----------
Work-force-in-place................................  $   300,000   $   479,100
Non-compete agreement..............................      200,000       427,451
Acquired technology................................           --     1,917,276
Goodwill...........................................   21,171,355    22,801,650
                                                     -----------   -----------
                                                      21,671,355    25,625,477
Less: accumulated amortization.....................      738,670     3,012,952
                                                     -----------   -----------
                                                     $20,932,685   $22,612,525
                                                     ===========   ===========

                             SERENA SOFTWARE, INC.

              FISCAL YEARS ENDED JANUARY 31, 1998, 1999, AND 2000

(4) ACCRUED EXPENSES

    Accrued expenses consisted of the following:

                                                            JANUARY 31,
                                                      ------------------------
                                                         1999         2000
                                                      ----------   -----------
Profit sharing......................................  $  617,190   $        --
Management incentive bonuses........................     721,621     1,179,123
Payroll-related items...............................     525,470       880,506
Royalties...........................................   1,510,967     2,896,450
Commissions.........................................   1,378,296     2,162,568
Other...............................................   2,389,435     4,188,719
                                                      ----------   -----------
                                                      $7,142,979   $11,307,366
                                                      ==========   ===========

(5) STOCKHOLDERS' EQUITY

    (A) REPURCHASE OF COMMON STOCK

    In April 1997, the Company repurchased 945,000 shares of its common stock for cash at a price of $0.74 per share from a founder. In connection with the Company's Stock Repurchase Program, the Company in the third quarter of fiscal 2000 repurchased an additional 33,750 shares of its common stock for cash at an average price of $10.78 per share.

    (B) INITIAL PUBLIC OFFERING

    INITIAL PUBLIC OFFERING. On February 12, 1999, the Company offered and sold 6,000,000 shares of its common stock generating net proceeds of $48,360,000 after underwriting discounts and commissions. On March 12, 1999, the Company's lead underwriter exercised its over-allotment option by acquiring an additional 1,350,000 shares from the Company generating additional net proceeds to the Company of $10,881,000 after underwriting discounts and commissions. The Company plans to use the proceeds to finance the growth of its operations in general and for other strategic initiatives.

    (C) STOCK SPLITS AND REINCORPORATION

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

    (D) RESTRICTED STOCK AGREEMENTS

    In January 1998, the Company issued 2,760,750 shares of restricted common stock to certain officers at $0.67 per share in exchange for full recourse notes. In March 1998, the Company issued 84,375 shares of restricted common stock to a director at $0.96 per share in exchange for a full recourse note. In May 1999, 161,438 shares associated with the original restricted common stock issuance in January 1998 were repurchased at the original purchase price. In the fourth quarter of fiscal 2000, two officers early exercised

                             SERENA SOFTWARE, INC.

              FISCAL YEARS ENDED JANUARY 31, 1998, 1999, AND 2000

(5) STOCKHOLDERS' EQUITY (CONTINUED)
common stock options and received 295,314 shares of restricted stock at an average price of $3.99 per share. The early exercise feature was included in the original stock option plan. Restrictions lapse over three or four years, depending upon the individual, based on continued employment or service on the Board of Directors. In the event an employee is terminated or the director leaves the service of the Board, the Company has the right to repurchase, for a price equal to the individual's original purchase price, any remaining restricted shares held by the individual.

    In connection with restricted common stock issued in January 1998, the Company recorded deferred stock-based compensation of $3,681,000 representing the difference between the issuance price and the fair value of the Company's common stock at the date of issuance. An additional $158,063 of deferred stock-based compensation was recorded for the March 1998 issuance. These amounts are being amortized over the restriction period of the individual shares. Amortization of deferred stock-based compensation related to restricted common stock of $2,498,608 and $731,638 was recognized in fiscal 1999 and 2000, respectively.

    (E) NET INCOME PER SHARE

    The following is a reconciliation of the shares used in the computation of basic and diluted net income per share:

                                                              FISCAL YEAR ENDED JANUARY 31,
                                                           ------------------------------------
                                                              1998         1999         2000
                                                           ----------   ----------   ----------
Basic net income per share--weighted average number
of common shares outstanding.............................  22,871,625   25,395,761   36,751,146
Effect of potentially dilutive securities
  outstanding--restricted stock and options..............      36,659    1,635,940    2,067,471
                                                           ----------   ----------   ----------
Shares used in diluted net income per share
  computation............................................  22,908,284   27,031,701   38,818,617
                                                           ==========   ==========   ==========

    Options to purchase shares of common stock at an average share price which is greater than the average market price of the shares are not included in the computation of diluted earnings per share, or EPS, because the effect of their inclusion would have been anti-dilutive. For the year ended January 31, 1999, there were no options excluded from the computation of diluted EPS. For the year ended January 31, 2000, 64,500 options to purchase shares of common stock at an average share price of $18.635 were excluded from the computation of diluted EPS.

                             SERENA SOFTWARE, INC.

              FISCAL YEARS ENDED JANUARY 31, 1998, 1999, AND 2000

(6) INCOME TAXES

    Income taxes are as follows:

                                              FISCAL YEAR ENDED JANUARY 31,
                                          -------------------------------------
                                             1998         1999         2000
                                          ----------   ----------   -----------
Current:
  Federal...............................  $3,135,927   $5,396,687   $11,490,757
  State.................................     554,436      908,646     3,017,803
  Foreign...............................      26,003       43,553       102,324
                                          ----------   ----------   -----------
                                           3,716,366    6,348,886    14,610,884
                                          ----------   ----------   -----------
Deferred:
  Federal...............................    (361,220)    (204,108)   (2,271,025)
  State.................................    (101,656)      10,427      (501,085)
                                          ----------   ----------   -----------
                                            (462,876)    (193,681)   (2,772,110)
                                          ----------   ----------   -----------
    Total income taxes..................  $3,253,490   $6,155,205   $11,838,774
                                          ==========   ==========   ===========

    The Company's effective tax rate differs from the statutory federal income tax rate of 34% for fiscal 1998, and 35% for fiscal 1999 and 2000, primarily due to the following:

                                              FISCAL YEAR ENDED JANUARY 31,
                                          -------------------------------------
                                             1998         1999         2000
                                          ----------   ----------   -----------
Tax expense at federal statutory rate...  $2,724,974   $4,719,853   $ 9,293,299
Research and experimentation credit.....    (233,996)    (263,062)      (70,600)
State tax, net of federal benefit.......     298,833      597,398     1,327,847
Foreign sales corporation benefit.......     (53,208)     (80,330)     (149,260)
Nondeductible stock-based
  compensation..........................     299,132      874,513       256,073
Nondeductible intangible asset
  amortization..........................          --      258,535       683,937
In-process research and development.....          --           --       347,319
Other...................................     217,755       48,298       150,159
                                          ----------   ----------   -----------
  Total income taxes....................  $3,253,490   $6,155,205   $11,838,774
                                          ==========   ==========   ===========

    Undistributed earnings of foreign subsidiaries for which U.S. income taxes have not been provided were immaterial during the periods presented.

                             SERENA SOFTWARE, INC.

              FISCAL YEARS ENDED JANUARY 31, 1998, 1999, AND 2000

(6) INCOME TAXES (CONTINUED)

    The Company's net deferred tax assets are summarized as follows:

                                                             JANUARY 31,
                                                       -----------------------
                                                          1999         2000
                                                       ----------   ----------
Deferred tax assets:
  Allowance for doubtful accounts....................  $  129,964   $  432,178
  Accrued expenses...................................     551,590      633,528
  Cash to accrual adjustments........................     136,104           --
  State taxes........................................     278,647      739,196
  Other..............................................      23,226    1,941,233
                                                       ----------   ----------
  Total deferred tax assets..........................   1,119,531    3,746,135
                                                       ----------   ----------

Deferred tax liabilities:
  Long lived assets acquired in a business
    combination......................................          --     (737,291)
  Property and equipment.............................    (158,152)     (98,802)
                                                       ----------   ----------
  Total deferred tax liabilities.....................    (158,152)    (836,093)
                                                       ----------   ----------
  Net deferred tax assets (liabilities)..............  $  961,379   $2,910,042
                                                       ==========   ==========

(7) EMPLOYEE BENEFIT PLANS

    (A) RETIREMENT PLAN

    The Company has a defined contribution retirement plan for all eligible employees. Participants may make contributions to the plan in accordance with provisions of the plan. The Company may make discretionary contributions to the plan. For the years ended January 31, 1998, 1999, and 2000, the Company made contributions of $285,486, $558,528 and $560,643, respectively. Such contributions generally vest over six years.

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

                             SERENA SOFTWARE, INC.

              FISCAL YEARS ENDED JANUARY 31, 1998, 1999, AND 2000

(7) EMPLOYEE BENEFIT PLANS (CONTINUED)
    Stock option activity under the Plan is as follows:

                                                                                             WEIGHTED-
                                                                                              AVERAGE
                                                   SHARES                     WEIGHTED-      GRANT DATE
                                                 AVAILABLE      OPTIONS        AVERAGE       FAIR VALUE
                                                 FOR GRANT    OUTSTANDING   EXERCISE PRICE   PER SHARE
                                                 ----------   -----------   --------------   ----------
Shares reserved................................   5,062,500           --
Restricted stock issued........................  (2,760,750)          --
Granted with an exercise price below the fair
  value of common stock........................    (307,125)     307,125         $0.67         $2.00
                                                 ----------    ---------
Balances as of January 31, 1998................   1,994,625      307,125          0.67          2.00
Authorized.....................................   1,012,500           --
Restricted stock issued........................     (84,375)          --
Granted with an exercise price below the fair
  value of common stock........................    (151,875)     151,875          1.03          2.74
Granted with an exercise price equal to the
  fair value of common stock...................  (1,773,975)   1,773,975          3.95          3.95
Cancelled......................................     156,750     (156,750)         2.18
Exercised......................................          --     (295,314)         3.99
                                                 ----------    ---------
Balances as of January 31, 1999................   1,153,650    1,780,911          3.27
Restricted stock cancelled.....................     161,438
Granted with an exercise price below the fair
  value of common stock........................     (15,641)      15,641          3.11          5.71
Granted with an exercise price equal to the
  fair value of common stock...................    (576,000)     576,000          9.64          9.64
Cancelled......................................     382,071     (382,071)         5.27
Exercised......................................          --     (127,200)         3.27
                                                 ----------    ---------
Balance as of January 31, 2000.................   1,105,518    1,863,281          4.85
                                                 ==========    =========

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

    In fiscal 2000, there was no deferred stock-based compensation recorded with respect to options issued by the Company. However, the repurchase of restricted common stock in May 1999 and the return to the plan of unexercised common stock options resulted in the removal of unamortized deferred stock-

                             SERENA SOFTWARE, INC.

              FISCAL YEARS ENDED JANUARY 31, 1998, 1999, AND 2000

(7) EMPLOYEE BENEFIT PLANS (CONTINUED)
based compensation of $215,250 and $11,353, respectively, in fiscal 2000. Stock-based compensation related to options to purchase common stock of $304,143 was recognized in fiscal 2000.

    From time to time, the Company has granted options to purchase shares of its common stock. The table below sets forth the stock option grant dates, the number of options granted, the exercise price per share and the weighted-average fair value per share. The fair value of the Company's common stock on the date of grant for such options was estimated using fair market value on NASDAQ for periods after our initial public offering (IPO) and principally using the midpoint of the offering range adjusted for the change in comparable company price-to-earnings multiples between the grant date and the date the midpoint was established for periods prior to the IPO.

                                                                          WEIGHTED-
                                                                         AVERAGE FAIR
DATE OF                                      OPTIONS    EXERCISE PRICE    VALUE PER
GRANT                                        GRANTED      PER SHARE         SHARE
-------                                      --------   --------------   ------------
November 2, 1998...........................  564,435        $ 4.667        $ 4.833
November 19, 1998..........................  267,750        $ 4.667        $ 5.233
December 2, 1998...........................   48,750        $ 6.000        $ 6.000
January 7, 1999............................   33,000        $ 6.667        $ 6.667
February 17, 1999..........................   87,000        $ 9.833        $ 9.833
March 10, 1999.............................   75,000        $ 9.291        $ 9.291
April 16, 1999.............................   47,250        $ 6.583        $ 6.583
May 18, 1999...............................  108,750        $ 8.333        $ 8.333
June 16, 1999..............................   88,500        $ 8.417        $ 8.417
June 29, 1999..............................    9,000        $ 8.458        $ 8.458
August 13, 1999............................   72,750        $ 7.000        $ 7.000
September 20, 1999.........................    9,750        $11.667        $11.667
October 15, 1999...........................   13,500        $10.167        $10.167
November 5, 1999...........................    1,500        $15.000        $15.000
December 10, 1999..........................   21,000        $20.333        $20.333
January 19, 2000...........................   42,000        $17.917        $17.917

    Had compensation expense for the Company's stock-based compensation plans, including the restricted stock discussed in Note 5(d), been determined consistent with SFAS No. 123 using the minimum value option-pricing model, the Company's net income in fiscal 1998 or 1999 would not have been materially affected. Assumptions used for fiscal 1998 and 1999 were as follows: no expected dividends; an average risk-free interest rate of 5.9%; and an average expected restricted stock or option term of 4.5 years. As of January 31, 1999, the weighted-average exercise price and weighted-average remaining contractual life of outstanding options was $3.27 per share and 9.5 years. As of January 31, 1999, 55,686 shares of outstanding options were exercisable. The weighted-average fair value of options granted in fiscal 1998 and 1999 was $1.33 and $1.13 per share, respectively.

    Had compensation expense for the Company's stock-based compensation plans, including the restricted stock discussed in Note 5(d), been determined consistent with SFAS No. 123 using the Black-Scholes single option model, the Company's net income in fiscal 2000 would not have been materially affected. Assumptions used for fiscal 2000 were as follows: no expected dividends; an average risk-free

                             SERENA SOFTWARE, INC.

              FISCAL YEARS ENDED JANUARY 31, 1998, 1999, AND 2000

(7) EMPLOYEE BENEFIT PLANS (CONTINUED)
interest rate of 6.56%; an expected volatility in stock price of 97%; and an average expected restricted stock or option term of 4.5 years. As of January 31, 2000, the weighted-average exercise price and weighted-average remaining contractual life of outstanding options was $4.85 per share and
8.3 years. As of January 31, 2000, 265,668 shares of outstanding options were exercisable. The weighted-average fair value of options granted in fiscal 2000 was $9.64 per share.

(8) COMMITMENTS AND CONTINGENCIES

    (A) LEASES

    The Company has remaining noncancelable operating lease agreements for office space that expire in calendar 2000, 2001, 2002, 2003 and 2004. Minimum lease payments for the five succeeding years as of January 31, 2000, are as follows:

FISCAL YEAR ENDING JANUARY 31,
------------------------------
2001............................................  $  996,341
2002............................................     989,309
2003............................................     662,705
2004............................................     164,888
2005............................................      99,807
thereafter......................................       7,500
                                                  ----------
                                                  $2,920,550
                                                  ==========

    Rent expense was $454,087, $616,238 and $993,900 for the fiscal years ended January 31, 1998, 1999, and 2000, respectively.

    (B) LICENSING AND OTHER AGREEMENTS

    The Company has commitments under licensing agreements that provide for payments based on revenues of certain products. For the fiscal years ended January 31, 1998, 1999, and 2000, the Company's fees paid or accrued under these license agreements were $2,075,083, $3,790,887 and $5,352,457, respectively.

    The Company had a Marketing Agreement with Optima Software, Inc. (Optima). The principal stockholder of the Company owned 15% of the capital stock of Optima. Pursuant to the Marketing Agreement, the Company granted the exclusive right within most jurisdictions to market and sell SERENA's CHANGE MAN software product to Optima. The Company was entitled to license fees of 40% and 75% upon initial sales of software licenses and maintenance and renewal maintenance, respectively. For the years ended January 31, 1998, 1999, and 2000, licenses revenues under this license agreement were $5,492,184, $3,762,445 and $0, respectively. For the years ended January 31, 1998, 1999 and 2000, maintenance revenues under this license agreement were $4,175,191, $3,060,770 and $0, respectively. The Company acquired Optima in September 1998.

    The Company's U.K. subsidiary (Serena-UK) had a reseller agreement with Optima. Pursuant to the agreement, Serena-UK had a non-exclusive right to market and license CHANGE MAN to end users in the U.K. Serena-UK was required to pay a license fee of 30% for all new license agreements and 50% for all

                             SERENA SOFTWARE, INC.

              FISCAL YEARS ENDED JANUARY 31, 1998, 1999, AND 2000

(8) COMMITMENTS AND CONTINGENCIES (CONTINUED) maintenance renewals sold under the terms of the agreement. License fee expense associated with the agreement totaled $203,804, $317,578 and $0 for the fiscal years ended January 31, 1998, 1999, and 2000, respectively. This agreement was terminated in September 1998 in connection with the Optima acquisition.

    (C) LITIGATION

    In September 1998, Compuware filed suit against SERENA in the United States District Court for the Eastern District of Michigan seeking unspecified compensatory damages, costs and attorneys fees, and injunctive relief based on allegations of copyright infringement, trade secret misappropriation and various tort claims related to the sale of our STARTOOL and STARWARP products. Compuware served the complaint on SERENA in November 1998. As of the date of this statement, the parties have completed fact discovery. To date, Compuware has not sought preliminary injunctive relief. However, management cannot ascertain the availability of injunctive relief or other equitable remedies or estimate the total expenses, possible damages or settlement value, if any, that may ultimately be incurred in connection with Compuware's suit. Management believes, based on the advice of counsel, that SERENA has meritorious defenses to the allegations contained in Compuware's complaint and management is defending against the complaint vigorously. We believe that this matter will not have a material adverse effect on our results of operations or financial condition. This litigation could be time consuming and costly, and there can be no assurance that SERENA will necessarily prevail given the inherent uncertainties in litigation. In the event that we do not prevail in litigation, we could be prevented from selling our STARTOOL and STARWARP products or be required to enter into royalty or licensing agreements or pay monetary damages, and/or pay attorneys' fees. Such royalty or licensing agreements, if required, may not be available on terms acceptable to SERENA. In the event of a successful claim against us, our business, operating results or financial condition could be materially adversely affected.

(9) DUE FROM PRINCIPAL STOCKHOLDER

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

    Interest income on amounts due from the principal stockholder was $35,769, $29,934 and $2,191 for fiscal 1998, 1999 and 2000, respectively.

                             SERENA SOFTWARE, INC.

              FISCAL YEARS ENDED JANUARY 31, 1998, 1999, AND 2000

(10) ACQUISITIONS

    (A) OPTIMA SOFTWARE, INC.

    On September 25, 1998, the Company acquired Optima, the primary distributor of the Company's CHANGE MAN software product. The acquisition was accounted for using the purchase method of accounting, and accordingly, the results of operations of Optima have been included in the Company's consolidated financial statements from September 25, 1998. The Company acquired all of the outstanding shares of Optima in exchange for the issuance of 4,781,250 shares of the Company's common stock valued at $4.48 per share. The fair value of the shares issued in the Optima acquisition was determined in accordance with Accounting Principles Board Option No. 16 and its interpretations and was computed based upon the midpoint of management's estimate of the pre- and post-agreement fair value of the Company's common stock. The transaction was valued at approximately $21.4 million and the allocation of the purchase price was as follows:

Net tangible liabilities....................................  $  (251,355)
Work-force-in-place.........................................      300,000
Non-compete agreement.......................................      200,000
Goodwill....................................................   21,171,355
                                                              -----------
Total purchase price........................................  $21,420,000
                                                              ===========

    Work-force-in-place, consisting principally of Optima's sales force, was valued on a replacement cost basis and was amortized over a six-month period, the period of time the Company estimated would be required to hire, train, and achieve full productivity for a replacement work force. The non-compete agreement was entered into with an Optima officer and founder who did not continue with the combined company. The non-compete agreement was valued based on his anticipated salary and benefits for the period of the agreement and was amortized over the one-year term of the agreement. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired and is being amortized over 15 years. Management determined to use this period after considering that Optima has sold CHANGE MAN profitably since 1988, CHANGE MAN is an integral part of many large company IT infrastructures for managing change to mainframe applications, and customers who purchase and implement CHANGE MAN make a considerable investment, not only in the software, but in the creation of an automated and consistent software change management process. Moreover, management believes this investment has a long lasting effect on IT environments, and annual maintenance releases of CHANGE MAN have consisted principally of bug fixes and updates, including updates to remain compatible with the stable IBM MVS operating system, which was introduced over 20 years ago.

    (B) DIAMOND OPTIMUM SYSTEMS, INC.

    On June 14, 1999, the Company acquired Diamond Optimum Systems, Inc. ("Diamond"), a provider of enterprise software change management solutions (SCM) for NT and UNIX environments. As of the end of the Company's third fiscal quarter on October 31, 1999, the operations of Diamond had been fully integrated into the operations of the Company. The acquisition was accounted for using the purchase method of accounting, and accordingly, the results of operations of Diamond have been included in the Company's consolidated financial statements from June 14, 1999. The Company acquired all the assets and assumed all the liabilities of Diamond in exchange for cash totaling $1.75 million and the issuance of

                             SERENA SOFTWARE, INC.

              FISCAL YEARS ENDED JANUARY 31, 1998, 1999, AND 2000

(10) ACQUISITIONS (CONTINUED)
262,500 shares of the Company's common stock valued at $8.51 per share. The transaction was valued at approximately $4.5 million with the allocation of the total consideration as follows:

Net tangible assets.........................................  $  358,060
Deferred tax liability......................................    (843,601)
Acquired technology.........................................   1,917,276
Acquired in-process research and development................     992,341
Work-force-in-place.........................................     179,100
Non-compete agreement.......................................     227,451
Goodwill....................................................   1,630,295
                                                              ----------
Total consideration.........................................  $4,460,922
                                                              ==========

    Acquired technology, consisting of current completed technologies at the date of acquisition valued on the premise of fair market value in continued use under the discounted cash flow approach, is being amortized over a 5 year period, the period of time the Company estimates as its economic useful life. Acquired in-process research and development, consisting of current technologies under development at the date of acquisition and valued on the premise of fair market value in continued use under the discounted cash flow approach, was expensed immediately in the second fiscal quarter ended July 31, 1999 in accordance with generally accepted accounting principles. Work-force-in-place, consisting principally of the Diamond development team, was valued on a replacement cost basis and is being amortized over a six-month period, the period of time the Company estimates would be required to hire, train, and achieve full productivity for a replacement work force. The non-compete agreement was entered into with a Diamond officer and founder who will continue with the combined company. The non-compete agreement was valued based on his anticipated salary and benefits for the period of the agreement and is being amortized over the two-year term of the agreement. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired and deferred tax liabilities assumed and is being amortized over 7 years.

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

    From these projected revenues, the Company deducted costs of sales, operating costs (excluding costs associated with the efforts to be completed on the development efforts underway), royalties and taxes to determine net cash flows. The Company estimated the percentage of completion of the development

                             SERENA SOFTWARE, INC.

              FISCAL YEARS ENDED JANUARY 31, 1998, 1999, AND 2000

(10) ACQUISITIONS (CONTINUED)
efforts for each application by comparing the estimated costs incurred and portions of the development accomplished through the acquisition date by the total estimated cost and total development effort of developing these same applications. This percentage was calculated for each application and was then applied to the net cash flows for which each application was projected to generate. These net cash flows were then discounted to present values using appropriate risk-adjusted discount rates in order to arrive at discounted fair values for each application.

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

(11) SUBSEQUENT EVENTS

    On March 13, 2000, the Company announced that its Board of Directors approved a three-for-two split of the Company's outstanding shares of Common Stock. The stock split was effected in the form of a stock dividend that entitled each stockholder of record at the close of business on March 21, 2000, to receive one additional share of Common Stock for every two shares of Common Stock held. The stock dividends resulting from the stock split were distributed by the transfer agent on March 29, 2000. The accompanying financial statements have been retroactively restated to reflect the effect of this stock split.

                     REPORT ON FINANCIAL STATEMENT SCHEDULE

The Board of Directors and Stockholders
SERENA Software, Inc.

    Under date of February 14, 2000, except as to Note 11, which is as of March 13, 2000, we reported on the consolidated balance sheets of SERENA Software, Inc. and Subsidiaries as of January 31, 1999 and 2000, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended January 31, 2000, which are included in the January 31, 2000 annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule in the January 31, 2000 annual report on Form 10-K. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

    In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ KPMG LLP

Mountain View, California
February 14, 2000, except as to Note 11, which is as of March 13, 2000

                                                                     SCHEDULE II

                             SERENA SOFTWARE, INC.
                       VALUATION AND QUALIFYING ACCOUNTS

                                                                   ADDITIONS-
                                                     BALANCE OF    CHARGES TO                 BALANCE AT
                                                    BEGINNING OF   COSTS AND    DEDUCTIONS-     END OF
                                                       PERIOD       EXPENSES    WRITE-OFFS      PERIOD
                                                    ------------   ----------   -----------   ----------
Year Ended January 31, 1998:
  Allowance for doubtful accounts.................    $ 30,000      $200,000      $(33,000)    $197,000
Year Ended January 31, 1999:
  Allowance for doubtful accounts.................    $197,000      $130,000      $(16,000)    $311,000
Year Ended January 31, 2000
  Allowance for doubtful accounts.................    $311,000      $685,000      $(13,000)    $983,000