Form 10-Q
period 2000-04-30
SERENA SOFTWARE INC
filed 2000-06-14
CIK 1073967

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

                 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NO. 000-25285

                            ------------------------

                             SERENA SOFTWARE, INC.

             (Exact name of registrant as specified in its charter)

               DELAWARE                                     94-2669809
    State or other jurisdiction of             (I.R.S. Employer Identification No.)
    incorporation or organization)

      500 AIRPORT BOULEVARD, 2ND FLOOR, BURLINGAME, CALIFORNIA 94010-1904
          Address of principal executive offices, including zip code)

                                  650-696-1800

              (Registrant's telephone number, including area code)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    The number of shares of the registrant's Common Stock, par value $0.001, outstanding as of April 30, 2000 was 39,276,394.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                         PAGE
                                                                       --------
                        PART I    FINANCIAL INFORMATION

Item 1   Financial Statements:

         Condensed Consolidated Balance Sheets as of April 30, 2000
           and January 31, 2000......................................      3

         Condensed Consolidated Statements of Income and
           Comprehensive Income for the Three Months Ended April 30,
           2000 and 1999.............................................      4

         Condensed Consolidated Statements of Cash Flows for The
           Three Months Ended April 30, 2000 and 1999................      5

         Notes to Condensed Consolidated Financial Statements........      6

Item 2   Management's Discussion and Analysis of Results of
           Operations and Financial Condition........................      9

Item 3   Quantitative and Qualitative Disclosures About Market
           Risk......................................................     24

                         PART II    OTHER INFORMATION

Item 1   Legal Proceedings...........................................     25

Item 2   Change in Securities and Use of Proceeds....................     25

Item 3   Defaults Upon Senior Securities.............................     25

Item 4   Submission of Matters to a Vote of Security Holders.........     25

Item 5   Other Information...........................................     25

Item 6   Exhibits and Reports on Form 8-K............................     25

         Signatures..................................................     26

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     SERENA SOFTWARE, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                               APRIL 30,     JANUARY 31,
                                                                  2000           2000
                                                              ------------   ------------
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 85,270,270   $ 80,930,648
  Short-term investments....................................    25,789,033     20,213,259
  Accounts receivable, net of allowance of $1,208,367 and
    $983,367 at April 30 and January 31, 2000,
    respectively............................................    14,469,750     15,380,341
  Deferred taxes............................................     1,818,313      1,818,313
  Prepaid expenses and other current assets.................     1,311,195        595,040
                                                              ------------   ------------
    Total current assets....................................   128,658,561    118,937,601
Long-term investments.......................................            --      3,041,650
Property and equipment, net.................................     2,455,046      2,419,871
Deferred taxes..............................................     1,927,822      1,927,822
Intangible assets, net......................................    22,076,083     22,612,525
Other assets................................................       128,193        119,327
                                                              ------------   ------------
    TOTAL ASSETS............................................  $155,245,705   $149,058,796
                                                              ============   ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................  $    308,894   $    365,771
  Income taxes payable......................................     4,081,197      3,000,485
  Accrued expenses..........................................    10,086,345     11,307,366
  Deferred revenue..........................................    15,776,646     14,632,947
                                                              ------------   ------------
    Total current liabilities...............................    30,253,082     29,306,569
Deferred revenue, net of current portion....................     4,760,993      4,391,827
Deferred taxes..............................................       836,093        836,093
                                                              ------------   ------------
    Total liabilities.......................................    35,850,168     34,534,489
                                                              ------------   ------------
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $0.001 par value; 5,000,000 shares
    authorized; no shares issued and outstanding............            --             --
  Common stock, $0.001 par value; 60,000,000 shares
    authorized; 39,276,394 and 38,285,612 shares issued and
    outstanding at April 30 and January 31, 2000,
    respectively............................................        39,276         38,286
  Additional paid-in capital................................   105,452,094     89,280,527
  Deferred stock-based compensation.........................      (296,931)      (380,790)
  Notes receivable from stockholders........................   (19,172,876)    (3,181,875)
  Accumulated other comprehensive losses....................      (145,838)       (40,014)
  Retained earnings.........................................    33,519,812     28,808,173
                                                              ------------   ------------
    Total stockholders' equity..............................   119,395,537    114,524,307
                                                              ------------   ------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..............  $155,245,705   $149,058,796
                                                              ============   ============

     See accompanying notes to condensed consolidated financial statements.

                     SERENA SOFTWARE, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
               FOR THE THREE MONTHS ENDED APRIL 30, 2000 AND 1999
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED APRIL 30,
                                                              -----------------------------
                                                                  2000            1999
                                                              -------------   -------------
Revenue:
  Software licenses.........................................   $11,613,020     $ 6,908,607
  Maintenance...............................................     8,362,374       5,294,079
  Professional services.....................................     1,179,897       2,018,070
                                                               -----------     -----------
    Total revenue...........................................    21,155,291      14,220,756
                                                               -----------     -----------
Cost of revenue:
  Software licenses.........................................       463,604         688,859
  Maintenance...............................................     1,649,757       1,335,083
  Professional services.....................................     1,065,099       1,557,041
                                                               -----------     -----------
    Total cost of revenue...................................     3,178,460       3,580,983
                                                               -----------     -----------
    Gross profit............................................    17,976,831      10,639,773
                                                               -----------     -----------
Operating expenses:
  Sales and marketing.......................................     6,341,486       4,262,815
  Research and development..................................     2,007,810       1,366,357
  General and administrative................................     2,565,910       1,100,801
  Stock-based compensation..................................        83,859         314,814
  Amortization of intangible assets.........................       536,442         502,441
                                                               -----------     -----------
    Total operating expenses................................    11,535,507       7,547,228
                                                               -----------     -----------
Operating income............................................     6,441,324       3,092,545
Interest and other income, net..............................     1,781,024         835,228
                                                               -----------     -----------
  Income before income taxes................................     8,222,348       3,927,773
Income taxes................................................     3,510,709       1,733,551
                                                               -----------     -----------
  Net income................................................     4,711,639       2,194,222
Other comprehensive income (loss)...........................      (105,824)         22,743
                                                               -----------     -----------
  Comprehensive income......................................   $ 4,605,815     $ 2,216,965
                                                               ===========     ===========
Net income per share:
  Basic.....................................................   $      0.12     $      0.06
                                                               ===========     ===========
  Diluted...................................................   $      0.12     $      0.06
                                                               ===========     ===========
Weighted average shares used in per share calculations:
  Basic.....................................................    37,972,148      35,203,649
                                                               ===========     ===========
  Diluted...................................................    39,783,602      37,336,122
                                                               ===========     ===========

     See accompanying notes to condensed consolidated financial statements.

                     SERENA SOFTWARE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED APRIL 30, 2000 AND 1999
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED APRIL 30,
                                                              ------------------------------
                                                                  2000             1999
                                                              -------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................   $ 4,711,639     $  2,194,222
    Adjustments to reconcile net income to net cash provided
      by operating activities:
      Depreciation..........................................       254,218          184,462
      Increase in allowance for bad debts...................       225,000           74,854
      Accrued interest on notes receivable..................      (247,879)         (46,740)
      Amortization of deferred stock-based compensation.....        83,859          314,814
      Amortization of intangible assets.....................       536,442          502,441
      Changes in operating assets and liabilities:
        Accounts receivable.................................       810,194        1,562,585
        Prepaid expenses and other assets...................      (721,324)        (323,564)
        Accounts payable....................................       (62,783)        (251,635)
        Income taxes payable................................     1,074,649       (1,099,891)
        Accrued expenses....................................    (1,251,849)        (365,301)
        Deferred revenue....................................     1,416,760        1,958,887
                                                               -----------     ------------
          Net cash provided by operating activities.........     6,828,926        4,705,134
                                                               -----------     ------------
CASH FLOWS USED IN INVESTING ACTIVITIES:
  Purchases of property and equipment.......................      (280,347)        (135,674)
  Purchases of short-term and long-term investments.........    (2,567,486)     (23,440,894)
  Payment of accrued interest and principal on notes
    receivable..............................................        75,879               --
  Payment of notes due from stockholder.....................            --          616,769
                                                               -----------     ------------
          Net cash used in investing activities.............    (2,771,954)     (22,959,799)
                                                               -----------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock..................................            --       57,902,226
  Exercise of stock options under the employee stock option
    plan....................................................       355,112               --
                                                               -----------     ------------
          Net cash provided by financing activities.........       355,112       57,902,226
                                                               -----------     ------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH.....................       (72,462)          22,743
                                                               -----------     ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS...................     4,339,622       39,670,304
Cash and cash equivalents at beginning of period............    80,930,648       21,468,740
                                                               -----------     ------------
Cash and cash equivalents at end of period..................   $85,270,270     $ 61,139,044
                                                               ===========     ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Income taxes paid.........................................   $ 2,351,564     $  2,854,357
                                                               ===========     ============
NONCASH INVESTING AND FINANCING ACTIVITY:
  Restricted stock issued in exchange for notes
    receivable..............................................   $15,819,001     $         --
                                                               ===========     ============

     See accompanying notes to condensed consolidated financial statements.

                     SERENA SOFTWARE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

    SERENA Software, Inc. (the "Company") is an industry-leading supplier of eBusiness infrastructure change management solutions. Its principal markets are North America and Europe.

    The accompanying unaudited condensed consolidated financial statements have been prepared on substantially the same basis as the audited consolidated financial statements, and in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for their fair presentation. These unaudited consolidated financial statements and the notes thereto have been prepared in accordance with the Instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all disclosure required by generally accepted accounting principles and Regulation S-X for annual financial statements. For these additional disclosures, readers should refer to the Company's annual report on Form 10-K for the fiscal year ended January 31, 2000. The interim results presented are not necessarily indicative of results for any subsequent quarter or for the fiscal year ending January 31, 2001.

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

    The following is a reconciliation of the shares used in the computation of basic and diluted net income per share:

                                                         THREE MONTHS ENDED
                                                              APRIL 30,
                                                       -----------------------
                                                          2000         1999
                                                       ----------   ----------
Basic net income per share--weighted average number
  of unrestricted common shares outstanding..........  37,972,148   35,203,649
Effect of potentially dilutive securities
  outstanding--restricted stock and options..........   1,811,454    2,132,473
                                                       ----------   ----------
Shares used in diluted net income per share
  computation........................................  39,783,602   37,336,122
                                                       ==========   ==========

(2) STOCKHOLDERS' EQUITY

    On March 13, 2000, the Company announced that its Board of Directors approved a three-for-two split of the Company's outstanding shares of Common Stock. The stock split was effected in the form of a stock dividend that entitled each stockholder of record, at the close of business on March 21, 2000, to receive one additional share of Common Stock for every two shares of Common Stock held. The stock dividends resulting from the stock split were distributed by the transfer agent on March 29, 2000. The accompanying financial statements have been retroactively restated to reflect the effect of this stock split.

(3) RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133 "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging

                     SERENA SOFTWARE, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

(3) RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED) activities. This statement becomes effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, the FASB issued Statement of Financial Accounting Standard No. 137 "ACCOUNTING FOR DERIVATIVE INSTRUMENTS--DEFERRAL OF THE EFFECTIVE DATE OF SFAS STATEMENT NO. 133"
("SFAS 137"). SFAS 137 defers the effective date of SFAS 133 until February 1, 2001. The Company will adopt SFAS 133 in fiscal 2001. The Company does not have any derivative financial instruments and expects the adoption of SFAS 133 will not affect results of operations.

    In December 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-9, "MODIFICATION OF SOP 97-2, SOFTWARE REVENUE RECOGNITION WITH RESPECT TO CERTAIN TRANSACTIONS." SOP 98-9 amends
SOP 97-2 to require the entity to recognize revenue for multiple element arrangements by means of the "residual method" when: (1) there is vendor-specific evidence of the fair values of all of the undelivered elements;
(2) vendor-specific evidence of fair value does not exist for one or more of the delivered elements; and (3) the revenue recognition criteria of SOP 97-2 are satisfied. SOP 98-9 became effective February 1, 2000. The Company adopted
SOP 98-9 on February 1, 2000 without any material effect on its results of operations, financial position or cash flows.

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "REVENUE RECOGNITION IN FINANCIAL STATEMENTS." SAB 101 provides guidance for revenue recognition under certain circumstances. In March 2000, the SEC issued SAB No. 101A to defer for one quarter the implementation of SAB No. 101 with earlier application encouraged. The Company is required to adopt SAB No. 101 in the second quarter of fiscal 2001. The SEC has recently indicated it intends to issue further guidance with respect to adoption of specific issues addressed by SAB No. 101. Until such time as this additional guidance is issued, the Company is unable to assess the impact, if any, it may have on its financial position or results of operations.

    In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44 "ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION--AN INTERPRETATION OF APB OPINION NO. 25." This interpretation provides guidance for applying APB No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES." This interpretation has provisions that are effective on staggered dates, some of which began after December 15, 1998 and others that become effective after July 31, 2000. The adoption of this interpretation did not and will not have a material impact on the financial statements.

(4) ISSUANCE OF RESTRICTED STOCK

    On February 16, 2000 and under the Company's 1997 Stock Option and Incentive Plan, SERENA issued 817,500 shares of restricted common stock to certain officers of the Company at $19.33 per share in exchange for promissory notes. Restrictions lapse over four years based on the individual's continued employment. In the event an employee is terminated, the Company has the right to repurchase, for a price equal to the individual's original purchase price, any remaining restricted shares held by the individual. There was no deferred stock-based compensation recorded in connection with this restricted stock issuance.

                     SERENA SOFTWARE, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

(5) SUBSEQUENT EVENT

    On May 1, 2000, the Company acquired High Power Software, Inc. ("HPS"), a company to which we shared ownership rights in our DETECT+RESOLVE MAINFRAME technology for mainframe platforms. The acquisition was accounted for using the purchase method of accounting, and accordingly, the results of operations of HPS will be included in the Company's consolidated financial statements from May 1, 2000. The Company acquired all the assets and assumed all the liabilities of HPS in exchange for cash of $1.4 million and the issuance of 91,954 shares of the Company's common stock valued at $19.97 per share. The transaction was valued at approximately $3.6 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

    THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. CERTAIN STATEMENTS UNDER THE CAPTIONS "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND ELSEWHERE IN THIS REPORT ARE "FORWARD-LOOKING STATEMENTS." THESE FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, STATEMENTS ABOUT OUR PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS AND OTHER STATEMENTS CONTAINED IN THIS REPORT THAT ARE NOT HISTORICAL FACTS. WHEN USED IN THIS REPORT, THE WORDS "EXPECTS," "ANTICIPATES," "INTENDS," "PLANS," "BELIEVES," "SEEKS," "ESTIMATES" AND SIMILAR EXPRESSIONS ARE GENERALLY INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. BECAUSE THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, THERE ARE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS, INCLUDING OUR PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS AND OTHER FACTORS DISCUSSED UNDER "FACTORS THAT MAY AFFECT FUTURE RESULTS" UNDER "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND ELSEWHERE IN, OR INCORPORATED BY REFERENCE INTO, THIS REPORT. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE BUT ARE NOT LIMITED TO, OUR RELIANCE ON OUR MAINFRAME PRODUCTS FOR REVENUE, CHANGES IN REVENUE MIX AND SEASONALITY, OUR ABILITY TO DELIVER OUR PRODUCTS ON THE DISTRIBUTED SYSTEMS PLATFORM, DEPENDENCE ON REVENUES FROM OUR INSTALLED BASE, EXPANSION OF OUR PROFESSIONAL SERVICES AND INTERNATIONAL ORGANIZATIONS AND OUR ABILITY TO MANAGE OUR GROWTH. WE ASSUME NO OBLIGATION TO UPDATE THE FORWARD-LOOKING INFORMATION CONTAINED IN THIS REPORT. IT IS IMPORTANT THAT THE DISCUSSION BELOW BE READ TOGETHER WITH THE ATTACHED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO, WITH THE DISCUSSION OF SUCH RISKS AND UNCERTAINTIES AND WITH THE AUDITED FINANCIAL STATEMENTS AND NOTES THERETO, AND THE "MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION," CONTAINED IN THE COMPANY'S FORM 10-K FOR FISCAL 2000.

RESULTS OF OPERATIONS

    References to the dollar and percentage increases or decreases set forth below in this discussion and analysis of SERENA's results of operations are derived from comparisons of SERENA's condensed consolidated statements of income and comprehensive income for the three months ended April 30, 2000 to the condensed consolidated statements of income and comprehensive income for the three months ended April 30, 1999. These results include the results of Diamond Optimum Systems, Inc. ("DIAMOND") from June 14, 1999, the date our acquisition of DIAMOND was completed.

    The following table sets forth our results of operations expressed as a percentage of total revenue. These operating results for the periods presented are not necessarily indicative of the results for the full fiscal year or any other period.

                                                                 PERCENTAGE OF
                                                                    REVENUE
                                                                 THREE MONTHS
                                                                     ENDED
                                                                   APRIL 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Revenue:
  Software licenses.........................................    54.9%      48.6%
  Maintenance...............................................    39.5%      37.2%
  Professional services.....................................     5.6%      14.2%
                                                               -----      -----
    TOTAL REVENUE...........................................   100.0%     100.0%
                                                               -----      -----
Cost of revenue:
  Software licenses.........................................     2.2%       4.8%
  Maintenance...............................................     7.8%       9.4%
  Professional services.....................................     5.0%      11.0%
                                                               -----      -----
    TOTAL COST OF REVENUE...................................    15.0%      25.2%
                                                               -----      -----
    GROSS PROFIT............................................    85.0%      74.8%
                                                               -----      -----
Operating expenses:
  Sales and marketing.......................................    30.0%      30.0%
  Research and development..................................     9.5%       9.6%
  General and administrative................................    12.1%       7.8%
  Stock-based compensation..................................     0.4%       2.2%
  Amortization of intangible assets.........................     2.5%       3.5%
                                                               -----      -----
    TOTAL OPERATING EXPENSES................................    54.5%      53.1%
                                                               -----      -----
OPERATING INCOME............................................    30.5%      21.7%
Interest and other income, net..............................     8.4%       5.9%
                                                               -----      -----
Income before income taxes..................................    38.9%      27.6%
Income taxes................................................    16.6%      12.2%
                                                               -----      -----
    NET INCOME..............................................    22.3%      15.4%
                                                               =====      =====

REVENUE

    We derive revenue from software licenses, maintenance and professional services. Our total revenue increased $7.0 million or 49% to $21.2 million in the current fiscal quarter ended April 30, 2000 from $14.2 million in the same quarter a year ago.

    SOFTWARE LICENSES. Software licenses revenue as a percentage of total revenue was 55% in the current fiscal quarter ended April 30, 2000 as compared to 49% in the same quarter a year ago. Software licenses revenue increased $4.7 million or 68% to $11.6 million in the current fiscal quarter from $6.9 million in the same quarter a year ago. The dollar increase is generally attributed to increased demand for new licenses of FULL.CYCLE mainframe products as a result of greater customer awareness of and need for third party SCM solutions, fueled by new IT initiatives around the internet, eCommerce and the webification of legacy systems. To a lesser extent, an increase in sales force productivity and personnel, the introduction of our distributed system product, ECHANGE MAN in the second half of fiscal 2000, and software license price increases have all contributed to the dollar increase. In particular, sales of our CHANGE MAN product grew significantly, with an increase in aggregate of 225% when comparing the current fiscal quarter ended April 30, 2000 to the same quarter from a year ago. CHANGE MAN, STARTOOL and COMPAREX continue to make up a significant portion of total licenses revenue. Those products accounted for $10.4 million or 90% of total software licenses revenue in the current fiscal quarter as compared to $6.4 million or 93% in the same quarter a year ago.

    MAINTENANCE. Maintenance revenue as a percentage of total revenue was 40% in the current fiscal quarter ended April 30, 2000 as compared to 37% in the same quarter a year ago. Maintenance revenue increased $3.1 million or 58% to $8.4 million in the current fiscal quarter from $5.3 million in the same quarter a year ago. The dollar increase reflects both growth in software licenses revenue, as new licenses generally include one year of maintenance, renewals of maintenance agreements by existing customers and, to a lesser extent, maintenance price increases.

    PROFESSIONAL SERVICES. Professional services revenue was 6% of total revenue in the current fiscal quarter ended April 30, 2000 as compared to 14% in the same quarter a year ago. Professional services revenue decreased $0.8 million or 42% to $1.2 million in the current fiscal quarter from $2.0 million in the same quarter a year ago. The dollar decrease is attributable to certain of our customers putting projects on hold in order to address their remediation, testing and other activities associated with becoming Year 2000 compliant and a delay in closing professional services contracts with a significant customer. The decrease in professional services revenue as a percentage of total revenue was, in addition to the above, also attributable to strong revenue growth in software licenses and maintenance.

COST OF REVENUE

    Cost of revenue, which consists of cost of software licenses, cost of maintenance and cost of professional services, was $3.2 million or 15% of total revenue in the current fiscal quarter ended April 30, 2000 as compared to $3.6 million or 25% in the same quarter a year ago. The decreases in both absolute dollar terms and as a percentage of total revenue, when comparing the current fiscal quarter ended April 30, 2000 to the same quarter a year ago, are predominantly the result of growth in higher margin software licenses revenue exceeding the other categories of lower margin revenue. Margin improvements in both software licenses and maintenance offset a margin decline in professional services.

    SOFTWARE LICENSES. Cost of software licenses consists principally of sublicense fees associated with our STARTOOL, STARWARP and DETECT+RESOLVE MAINFRAME products. Cost of software licenses as a percentage of total software licenses revenue was 4% in the current fiscal quarter ended April 30, 2000 as compared to 10% in the same quarter a year ago. Cost of software licenses decreased $0.2 million or 33% to $0.5 million in the current fiscal quarter from $0.7 million in the same quarter a year ago. The decrease, both in absolute dollar terms and as a percentage of total software licenses revenue, is attributable to decreases in royalty bearing software licenses, predominantly from STARTOOL, as a percentage of total software licenses revenue.

    MAINTENANCE. Cost of maintenance consists primarily of salaries, bonuses and other costs associated with our customer support organizations, and to a lesser extent, sublicense fees associated with our STARTOOL, STARWARP and DETECT+RESOLVE MAINFRAME products. Cost of maintenance as a percentage of total maintenance revenue was 20% in the current fiscal quarter as compared to 25% in the same quarter a year ago. Cost of maintenance increased $0.3 million or 24% to $1.6 million in the current fiscal quarter from $1.3 million in the same quarter a year ago. The dollar increase is predominantly due to increased expenses associated with our customer support organization including personnel additions needed to support the maintenance revenue growth and to a lesser extent, increases in sublicense fees. Sublicense fees are paid to owners of third party products for providing maintenance enhancements and code fixes. Cost of maintenance as a percentage of total maintenance revenue decreased as the rate of increase in maintenance revenue was greater than the rate of increase in costs associated with our customer support organization.

    PROFESSIONAL SERVICES. Cost of professional services consists of salaries, bonuses and other costs associated with supporting our professional services organization. Cost of professional services as a percentage of total professional services revenue was 90% in the current fiscal quarter as compared to 77% in the same quarter a year ago. Cost of professional services decreased $0.5 million or 32% to $1.1 million in the current fiscal quarter from $1.6 million in the same quarter a year ago. The absolute dollar decrease is due to reducing the use of outside independent contractors and reallocating professional services resources to other parts of our organization as a result of our customers putting projects on hold to address issues associated with becoming Year 2000 compliant and the delay in closing a professional services contract with a significant customer. Cost of professional services as a percentage of total professional services revenue increased as the rate of decrease in professional services revenue was greater than the rate of decrease in costs associated with our professional services organization.

OPERATING EXPENSES

    SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, commissions and bonuses, payroll taxes, and employee benefits as well as travel, entertainment and marketing expenses. Sales and marketing expenses as a percentage of total revenue was 30% in both the current fiscal quarter ended April 30, 2000 and in the same quarter a year ago. Sales and marketing expenses increased $2.1 million or 49% to $6.3 million in the current fiscal quarter from $4.2 million in the same quarter a year ago. The dollar increase is due primarily to our expansion of our direct sales and marketing organization, and to a lesser extent, our marketing initiatives surrounding our FULL.CYCLE distributed systems capabilities and the development of our international sales and telesales efforts. As a percentage of total revenue, sales and marketing expenses remained unchanged when comparing the current fiscal quarter to the same quarter a year ago as the rate of increase in total revenue was the same as the rate of increase in sales and marketing expenses. In absolute dollar terms, we expect sales and marketing expenses to increase as we continue to hire additional sales and marketing personnel, market our distributed systems products and undertake additional marketing programs.

    RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of salaries, bonuses, payroll taxes, and employee benefits and costs attributable to research and development activities. Research and development expenses as a percentage of total revenue was 10% in both the current fiscal quarter and the same quarter a year ago. Research and development expenses increased $0.6 million or 47% to $2.0 million in the current fiscal quarter from $1.4 million in the same quarter a year ago. The dollar increase is primarily due to salary, bonus, payroll tax, employee benefits and other headcount related costs which resulted from the Company's acquisition of Diamond in June 1999, and to a lesser extent, increases in expanding our research and development efforts to enhance existing products and develop our FULL.CYCLE distributed systems and SERNET products. We expect research and development expenses to increase as we continue to hire additional research and development personnel to develop our FULL.CYCLE distributed systems product suite.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries, bonuses, payroll taxes, and benefits and certain non-allocable administrative costs, including legal and accounting fees and bad debts. General and administrative expenses as a percentage of total revenue was 12% in the current fiscal quarter as compared to 8% in the same quarter a year ago. General and administrative expenses increased $1.5 million or 133% to $2.6 million in the current fiscal quarter from $1.1 million in the same quarter a year ago. The dollar increase is primarily due to increases in salary, bonus, payroll tax and employee benefit costs associated with the expansion of our administrative infrastructure in order to support our increased sales, marketing, professional services and maintenance activities, and to a lesser extent, increases in legal fees and costs associated with being a public company. We expect general and administrative expenses to increase in absolute dollar terms as we expand our infrastructure and our operations.

    STOCK-BASED COMPENSATION. In total, SERENA recorded aggregate deferred stock-based compensation of $4.6 million in connection with the issuance of restricted stock and grants of options to purchase common stock. Deferred stock-based compensation is generally being amortized over the 36 to 48 month vesting periods of the related awards. This amortization is being recorded in a manner consistent with FASB Interpretation No. 28. Of the total deferred stock-based compensation, $0.1 million was amortized in the current fiscal quarter as compared to $0.3 million in the same quarter a year ago. We expect the stock-based compensation charge will continue to trend downward quarter over quarter as the related awards vest or are forfeited. As of April 30, 2000, SERENA had $0.3 million in unamortized stock-based compensation.

    AMORTIZATION OF INTANGIBLE ASSETS. In connection with the acquisitions of Optima Software, Inc. in September, 1998 and Diamond in June, 1999, the Company has recorded $25.7 million in intangible assets, of which $22.1 million is unamortized as of April 30, 2000. Combined, intangible assets are being amortized over periods of one year or less on $0.7 million, two to seven years on $3.8 million and fifteen years on the remaining $21.2 million. Of the total intangible assets, $0.5 million was amortized in both the current fiscal quarter ended April 30, 2000 and the same quarter a year ago. We expect to amortize an additional $1.6 million in the remaining three quarters of fiscal 2001 and $2.1 million in fiscal 2002. The intangible assets will be fully amortized by the end of fiscal 2014.

INTEREST AND OTHER INCOME, NET

    INTEREST AND OTHER INCOME, NET. Interest and other income, net increased $0.9 million or 113% to $1.7 million in the current fiscal quarter from $0.8 million in the same quarter a year ago. The dollar increase in interest and other income, net is generally due to increases in balances on interest bearing accounts, such as cash and cash equivalents, and both short and long-term investments, resulting from accumulation of earnings. The increase in the current fiscal quarter ended April 30, 2000 when compared to the same quarter a year ago was also the direct result of the Company's initial public offering in February 1999 which generated net proceeds to the Company totaling
$48.4 million and $10.9 million in February 1999 and March 1999, respectively.

INCOME TAXES

    INCOME TAXES. Income taxes were $3.5 million in the current fiscal quarter ended April 30, 2000 and $1.7 million in the same quarter from a year ago, representing effective income tax rates of 43% and 44%, respectively. The Company's effective income tax rate decreased slightly in the current fiscal quarter, when compared to the same quarter a year ago, predominantly due to a decrease of $0.2 million in nondeductible charges recorded in the current fiscal quarter, when compared to the same quarter a year ago. The Company recorded
$0.6 million in nondeductible charges in the current fiscal quarter consisting of $0.1 million in stock-based compensation and $0.5 million in amortization of intangible assets arising from both the Optima and Diamond acquisitions as compared to $0.8 million in nondeductible charges recorded in the same quarter from a year ago consisting of $0.3 million in stock-based compensation and $0.5 million in amortization of intangible assets arising from the Optima acquisition. SERENA's effective income tax rate has historically benefited from the United States research and experimentation tax credit and tax benefits generated from export sales made from the United States.

LIQUIDITY AND CAPITAL RESOURCES

    Since SERENA's inception, we have financed our operations and met our capital requirements through cash flows from operations. As of April 30, 2000, SERENA had $85.3 million in cash and cash equivalents, and an additional $25.8 million in short-term investments consisting principally of high grade commercial paper, certificates of deposit and short-term bonds. Cash flows provided by operating activities were $6.8 million and $4.7 million in the current fiscal quarter ended April 30, 2000 and the same quarter a year ago, respectively. SERENA's cash flows provided by operating activities exceeded net income during each of these quarters principally due to cash collections in advance of revenue recognition for maintenance contracts, the inclusion of non-cash expenses in net income, decreases in accounts receivable, and growth in corporate income taxes payable; all partially offset by decreases in accrued expenses and payables, growth in prepaid expenses and other assets, and in last fiscal year's first quarter only, a decrease in corporate income taxes payable. Cash used in investing activities were predominantly related to the purchase of short and long-term investments totaling $2.6 million and $23.4 million in the current fiscal quarter and the same quarter from a year ago, respectively, and to a lesser extent, purchases of computer equipment and office furniture and equipment in both quarters; all partially offset by payments of accrued interest and principal received on notes receivable in the current fiscal quarter and payments received on stockholder notes in the same quarter from a year ago. In the current fiscal quarter ended April 30, 2000, cash flows from financing activities came entirely from the exercise of stock options under the Company's employee stock option plan totaling $0.3 million. In the same quarter from a year ago, cash flows from financing activities came entirely from the Company's initial public offering of common stock resulting in net proceeds to SERENA of $57.9 million.

    At April 30, 2000, SERENA did not have any material commitments for capital expenditures and has no revolving credit agreement or other term loan agreements with any bank or other financial institution.

    At April 30, 2000, SERENA had working capital of $98.4 million and accounts receivable, net of allowances, of $14.5 million. Total deferred revenue increased to $20.5 million at April 30, 2000 from $19.0 million at January 31, 2000 primarily as a result of increased billings of maintenance fees.

    We believe that current cash and short-term investments, and cash flows from operations (including prepaid maintenance fees) will satisfy our working capital and capital expenditure requirements for at least the next twelve months.

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

    Although SERENA has been profitable in recent years, we may not remain profitable on a quarterly or annual basis in the future. We anticipate that our expenses will increase substantially in the foreseeable future as we:

    - Increase our sales and marketing activities, including expanding our United States and international direct sales forces and extending our telesales efforts

    - Develop our technology, including our distributed systems products

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

WE HAVE RELIED AND EXPECT TO CONTINUE TO RELY ON SALES OF OUR FULL.CYCLE
  MAINFRAME PRODUCTS FOR OUR REVENUE

    Historically, the majority of our software license revenue has resulted from the sale of our FULL.CYCLE mainframe products. Any factors adversely affecting the pricing of, demand for or market acceptance of our FULL.CYCLE mainframe products, such as competition or technological change, could materially adversely affect our business and quarterly and annual operating results. In particular, CHANGE MAN and COMPAREX, two of our FULL.CYCLE mainframe products, have been responsible for a substantial majority of our revenue. In the current fiscal quarter ended April 30, 2000 and the same quarter from a year ago, sales of CHANGE MAN and COMPAREX together accounted for approximately 82% and 68% of our software license revenue, respectively. We expect that these products will continue to account for a large portion of our software license revenue for the foreseeable future. Our future operating results depend on the continued market acceptance of our FULL.CYCLE mainframe products, including future enhancements.

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

    Our ability to compete effectively and to manage our recent growth, any future growth and our future quarterly and annual operating results will depend in part on our ability to implement and expand operational, customer support and financial control systems and to hire, train and manage our employees. We may not be able to augment or improve existing systems and controls or implement new systems and controls in response to future growth, if any. Any failure to manage growth could materially adversely affect our business. Our business has grown substantially in recent years, with total revenue increasing from $32.1 million in fiscal 1998 to $48.3 million in fiscal 1999 and $75.4 million in fiscal 2000. In connection with this revenue growth, beginning in fiscal 1998 and continuing in fiscal 1999, and 2000, we began a strategic expansion of our sales, marketing and professional service activities. This expansion included our June 1999 acquisition of Diamond which expanded our research and development organization. This growth has resulted, and any future growth will result, in new and increased responsibilities for management personnel.

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

    RISKS OF INTERNATIONAL OPERATIONS. International sales represented approximately 13% and 19% of our total revenue in the current fiscal quarter ended April 30, 2000 and the same quarter a year ago, respectively. Our international revenue is attributable principally to our European operations. Our international operations are, and any expanded international operations will be, subject to a variety of risks associated with conducting business internationally that could materially adversely affect our business and future quarterly and annual operating results, including the following:

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

COMPETITION IN THE DISTRIBUTED SYSTEMS SCM MARKET. We also face significant competition as we develop, market and sell our distributed systems products, including eChange Man. If we are unable to successfully penetrate the distributed systems SCM market, our business and future quarterly and annual operating results will be materially adversely affected. Penetrating the existing distributed systems SCM market will be difficult. Competitors in the distributed systems market include Rational Software, Computer Associates, Continuus, MERANT, Microsoft, Novell, and other smaller private companies.

CERTAIN OF OUR PRODUCTS ARE LICENSED FROM THIRD PARTIES OR ARE JOINTLY-OWNED
  WITH THIRD PARTIES; OUR FAILURE TO MAINTAIN THESE ARRANGEMENTS WITH THIRD PARTIES COULD ADVERSELY AFFECT OUR BUSINESS

    STARTOOL AND STARWARP. We license our STARTOOL and STARWARP products on an exclusive worldwide basis from A. Bruce Leland, one of our employees. The termination of our licenses for the STARTOOL or STARWARP products could materially adversely affect our business and quarterly and annual operating results. Mr. Leland holds all proprietary rights with respect to the STARTOOL and STARWARP technology, including any derivative works or enhancements of the existing STARTOOL and STARWARP products. Our licenses for these products are terminable by Mr. Leland upon 30 days notice in the event certain conditions occur, including our failure to pay sublicense fees to Mr. Leland on a timely basis or any other material breach by us of the license agreement. Should the licenses for the STARTOOL and STARWARP products terminate, we may not be able to replace these products which could materially adversely affect our business and future quarterly and annual operating results. Licenses of STARTOOL accounted for 8% and 25% of our total software licenses revenue in the current fiscal quarter ended April 30, 2000 and the same quarter from a year ago, respectively. Licenses of STARWARP accounted for 1% of our total software licenses revenue in both quarters.

    DETECT+RESOLVE MAINFRAME. We share ownership rights in our DETECT+RESOLVE MAINFRAME technology for mainframe platforms with High Power Software. Although we have historically had primary responsibility for marketing, licensing and supporting DETECT+RESOLVE MAINFRAME, High Power Software has the ability to jointly direct these efforts. If in the future we are unable to reach agreement with High Power Software on the direction or evolution of the product, our ability to market or promote the product may be compromised. This could have a material adverse effect on our business and future quarterly and annual operating results. Sales of DETECT+RESOLVE MAINFRAME accounted for 3% and 4% of our total software licenses revenue in the current fiscal quarter ended
April 30, 2000 and the same quarter from a year ago, respectively.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    The Company does not use derivative financial instruments in its investment portfolio and has no foreign exchange contracts. Its financial instruments consist of cash and cash equivalents, short and long-term investments, trade accounts and contracts receivable, accounts payable, and long-term obligations. The Company considers investments in highly liquid instruments purchased with a remaining maturity of 90 days or less to be cash equivalents. All of the Company's cash equivalents and short and long-term investments, principally consist of commercial paper and debt securities, and are classified as available-for-sale as of April 30, 2000. The Company's exposure to market risk for changes in interest rates relates primarily to its short and long-term investments and short-term obligations, thus, fluctuations in interest rates would not have a material impact on the fair value of these securities.

    Sales to foreign countries accounted for approximately 13% of the total revenue during the quarter ended April 30, 2000. Because the Company invoices certain of its foreign sales in currencies other than the United States dollar, predominantly the British pound sterling and German deutsche mark, and does not hedge these transactions, fluctuations in exchange rates could adversely affect the translated results of operations of the Company's foreign subsidiaries. Therefore, foreign exchange fluctuation could create a risk of significant balance sheet gains or losses on the Company's consolidated financial statements. However, given the Company's foreign subsidiaries' net book values as of April 30, 2000 and net cash flows for the most recent fiscal quarter then ended, the Company believes that such foreign denominated balances and activity are not material.

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    Not applicable.

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS

    In February 1999, SERENA completed the sale of 9 million shares of its Common Stock, including 3 million shares on behalf of selling stockholders, at a per share price of $8.67 in a firm commitment underwritten public offering pursuant to a Registration Statement on Form S-1 (File No. 333-67761) which the Securities and Exchange Commission declared effective on February 11, 1999. The offering was underwritten by Chase H&Q LLC, SG Cowen Securities Corporation and Soundview Technology Group Inc. In March 1999, an over-allotment option granted by SERENA to the underwriters for the purchase of up to 1,350,000 additional shares of SERENA Common Stock was exercised in full by the underwriters.

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

    On June 14, 1999, SERENA acquired Diamond Optimum Systems, Inc. ("Diamond"), a provider of enterprise software change management solutions for NT and UNIX environments, in a transaction valued at approximately $4.0 million. The Company acquired all the assets and assumed all the liabilities of Diamond in exchange for cash totaling $1.75 million and the issuance of 262,500 shares of the Company's common stock valued at $8.51 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

ITEM 5. OTHER INFORMATION

    Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

       EXHIBIT
         NO.                                   EXHIBIT TITLE
---------------------   ------------------------------------------------------------
        27.1            Financial Data Schedule

    (b) Reports on Form 8-K

    No reports on Form 8-K were filed by the Company during the quarter ended April 30, 2000.

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

Date: June 14, 2000