Form 10-Q
period 2000-07-31
SERENA SOFTWARE INC
filed 2000-09-12
CIK 1073967

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

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 2000
                                       OR

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    The number of shares of the registrant's Common Stock, par value $0.001, outstanding as of August 31, 2000 was 39,350,860.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                        PAGE
                                                                      --------
                        PART I  FINANCIAL INFORMATION

Item 1  Financial Statements:

        Condensed Consolidated Balance Sheets as of July 31, 2000
          and January 31, 2000......................................      3

        Condensed Consolidated Statements of Income and
          Comprehensive Income for the Three Months and Six Months
          Ended July 31, 2000 and 1999..............................      4

        Condensed Consolidated Statements of Cash Flows for the Six
          Months Ended July 31, 2000 and 1999.......................      5

        Notes to Condensed Consolidated Financial Statements........      6

Item 2  Management's Discussion and Analysis of Results of
          Operations and Financial Condition........................     11

Item 3  Quantitative and Qualitative Disclosures About Market
          Risk......................................................     26

                          PART II  OTHER INFORMATION

Item 1  Legal Proceedings...........................................     27

Item 2  Change in Securities and Use of Proceeds....................     27

Item 4  Submission of Matters to a Vote of Security Holders.........     27

Item 5  Other Information...........................................     28

Item 6  Exhibits and Reports on Form 8-K............................     28

        Signatures..................................................     29

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     SERENA SOFTWARE, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                JULY 31,     JANUARY 31,
                                                                  2000           2000
                                                              ------------   ------------
                                         ASSETS

Current assets:
  Cash and cash equivalents.................................  $ 88,419,842   $ 80,930,648
  Short-term investments....................................    28,244,677     20,213,259
  Accounts receivable, net of allowance of $1,309,797 and
    $983,367, respectively..................................    16,874,408     15,380,341
  Deferred taxes............................................     1,818,313      1,818,313
  Prepaid expenses and other current assets.................     1,073,084        595,040
                                                              ------------   ------------
    Total current assets....................................   136,430,324    118,937,601
Long-term investments.......................................            --      3,041,650
Property and equipment, net.................................     2,584,882      2,419,871
Deferred taxes..............................................     1,927,822      1,927,822
Intangible assets, net......................................    25,203,359     22,612,525
Other assets................................................       168,635        119,327
                                                              ------------   ------------
    TOTAL ASSETS............................................  $166,315,022   $149,058,796
                                                              ============   ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................  $    477,372   $    365,771
  Income taxes payable......................................     2,714,866      3,000,485
  Accrued expenses..........................................    12,129,211     11,307,366
  Deferred revenue..........................................    15,688,688     14,632,947
                                                              ------------   ------------
    Total current liabilities...............................    31,010,137     29,306,569
Deferred revenue, net of current portion....................     5,584,154      4,391,827
Deferred taxes..............................................     1,691,276        836,093
                                                              ------------   ------------
Total liabilities...........................................    38,285,567     34,534,489
                                                              ------------   ------------
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $0.001 par value; 5,000,000 shares
    authorized; no shares issued and outstanding............            --             --
  Common stock, $0.001 par value; 60,000,000 shares
    authorized; 39,207,038 and 38,285,612 shares issued and
    outstanding, respectively...............................        39,207         38,286
  Additional paid-in capital................................   101,777,132     89,280,527
  Deferred stock-based compensation.........................      (240,672)      (380,790)
  Notes receivable from stockholders........................   (12,920,012)    (3,181,875)
  Accumulated other comprehensive loss......................       (60,145)       (40,014)
  Retained earnings.........................................    39,433,945     28,808,173
                                                              ------------   ------------
    Total stockholders' equity..............................   128,029,455    114,524,307
                                                              ------------   ------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..............  $166,315,022   $149,058,796
                                                              ============   ============

     See accompanying notes to condensed consolidated financial statements.

                     SERENA SOFTWARE, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 31, 2000 AND 1999
                                  (UNAUDITED)

                                               THREE MONTHS ENDED           SIX MONTHS ENDED
                                                    JULY 31,                    JULY 31,
                                            -------------------------   -------------------------
                                               2000          1999          2000          1999
                                            -----------   -----------   -----------   -----------
Revenue:
  Software licenses.......................  $14,253,439   $ 9,549,330   $25,866,459   $16,457,937
  Maintenance.............................    9,064,782     6,185,737    17,427,156    11,479,816
  Professional services...................    1,890,657     2,026,538     3,070,554     4,044,608
                                            -----------   -----------   -----------   -----------
    Total revenue.........................   25,208,878    17,761,605    46,364,169    31,982,361
                                            -----------   -----------   -----------   -----------
Cost of revenue:
  Software licenses.......................      441,272       736,665       904,876     1,425,524
  Maintenance.............................    1,523,554     1,398,056     3,173,311     2,733,139
  Professional services...................    1,591,340     1,642,950     2,656,439     3,199,991
                                            -----------   -----------   -----------   -----------
    Total cost of revenue.................    3,556,166     3,777,671     6,734,626     7,358,654
                                            -----------   -----------   -----------   -----------
    Gross profit..........................   21,652,712    13,983,934    39,629,543    24,623,707
                                            -----------   -----------   -----------   -----------
Operating expenses:
  Sales and marketing.....................    7,019,148     5,344,766    13,360,634     9,607,581
  Research and development................    2,372,974     1,770,237     4,380,784     3,136,594
  General and administrative..............    2,497,701     1,534,068     5,063,611     2,634,869
  Stock-based compensation................       56,259       112,351       140,118       427,165
  Amortization of intangible assets.......      723,748       475,895     1,260,190       978,336
  Acquired in-process research and
    development...........................      490,576       992,341       490,576       992,341
                                            -----------   -----------   -----------   -----------
    Total operating expenses..............   13,160,406    10,229,658    24,695,913    17,776,886
                                            -----------   -----------   -----------   -----------
Operating income..........................    8,492,306     3,754,276    14,933,630     6,846,821

Interest and other income, net............    2,071,901     1,059,792     3,852,925     1,895,020
                                            -----------   -----------   -----------   -----------
  Income before income taxes..............   10,564,207     4,814,068    18,786,555     8,741,841

Income taxes..............................    4,650,074     2,433,918     8,160,783     4,167,469
                                            -----------   -----------   -----------   -----------
  Net income..............................    5,914,133     2,380,150    10,625,772     4,574,372

Other comprehensive income (loss).........       85,693        (5,646)      (20,131)       17,097
                                            -----------   -----------   -----------   -----------
  Comprehensive income....................  $ 5,999,826   $ 2,374,504   $10,605,641   $ 4,591,469
                                            ===========   ===========   ===========   ===========
Net income per share:
  Basic...................................  $      0.15   $      0.06   $      0.28   $      0.13
                                            ===========   ===========   ===========   ===========
  Diluted.................................  $      0.15   $      0.06   $      0.27   $      0.12
                                            ===========   ===========   ===========   ===========
Weighted average shares used in per share
  calculations:
  Basic...................................   38,390,009    36,898,372    38,181,078    36,051,011
                                            ===========   ===========   ===========   ===========
  Diluted.................................   40,360,865    38,891,652    40,072,234    38,113,887
                                            ===========   ===========   ===========   ===========

     See accompanying notes to condensed consolidated financial statements.

                     SERENA SOFTWARE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JULY 31, 2000 AND 1999
                                  (UNAUDITED)

                                                              SIX MONTHS ENDED JULY 31,
                                                              --------------------------
                                                                 2000           1999
                                                              -----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $10,625,772   $  4,574,372
    Adjustments to reconcile net income to net cash provided
      by operating activities:
      Depreciation..........................................      556,484        638,176
      Increase in allowance for bad debts...................      326,430        278,568
      Accrued interest on notes receivable..................     (613,519)       (78,640)
      Amortization of deferred stock-based compensation.....      140,118        427,165
      Amortization of intangible assets.....................    1,260,190        978,336
      Acquired in-process research and development..........      490,576        992,341
      Changes in operating assets and liabilities:
        Accounts receivable.................................   (1,799,504)       665,300
        Prepaid expenses and other assets...................     (527,685)       (91,027)
        Accounts payable....................................      111,211       (328,599)
        Income taxes payable................................     (285,887)      (850,736)
        Accrued expenses....................................      765,241        783,889
        Deferred revenue....................................    2,232,598      2,559,523
                                                              -----------   ------------
        Net cash provided by operating activities...........   13,282,025     10,548,668
                                                              -----------   ------------
CASH FLOWS USED IN INVESTING ACTIVITIES:
  Purchases of property and equipment.......................     (718,675)      (638,393)
  Purchases of short-term and long-term investments.........   (4,989,768)   (17,729,760)
  Unrealized gains on marketable equity securities..........        5,607             --
  Payment of accrued interest and principal on notes
    receivable..............................................      169,383             --
  Payment of notes due from stockholder.....................           --        599,659
  Issuance of notes due from other parties..................           --       (150,000)
  Payment of notes due from other parties...................           --        150,000
  Cash paid for acquisitions, net of cash acquired..........   (1,602,104)    (1,462,031)
                                                              -----------   ------------
        Net cash used in investing activities...............   (7,135,557)   (19,230,525)
                                                              -----------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock..................................           --     57,902,226
  Exercise of stock options under the employee stock option
    plan....................................................      616,869             --
  Purchase of stock under the employee stock purchase
    plan....................................................      751,595             --
                                                              -----------   ------------
        Net cash provided by financing activities...........    1,368,464     57,902,226
                                                              -----------   ------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH.....................      (25,738)        17,097
                                                              -----------   ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS...................    7,489,194     49,237,466
Cash and cash equivalents at beginning of period............   80,930,648     21,468,740
                                                              -----------   ------------
Cash and cash equivalents at end of period..................  $88,419,842   $ 70,706,206
                                                              ===========   ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Income taxes paid.........................................  $ 8,325,275   $  4,915,592
                                                              ===========   ============
NONCASH INVESTING AND FINANCING ACTIVITIES:
  Common stock issued in business acquisitions..............  $ 1,836,617   $  2,234,375
                                                              ===========   ============
  Restricted stock issued (cancelled) for notes receivable
    from stockholders.......................................  $ 9,294,001   $   (107,625)
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

    The accompanying unaudited condensed consolidated financial statements have been prepared on substantially the same basis as the audited consolidated financial statements, and in the opinion of management include all adjustments, consisting only of normal recurring adjustments, except as otherwise noted, necessary for their fair presentation. These unaudited consolidated financial statements and the notes thereto have been prepared in accordance with the Instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all disclosures required by generally accepted accounting principles and Regulation S-X for annual financial statements. For these additional disclosures, readers should refer to the Company's annual report on Form 10-K for the fiscal year ended January 31, 2000. The interim results presented are not necessarily indicative of results for any subsequent quarter or for the fiscal year ending January 31, 2001.

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

    The following is a reconciliation of the shares used in the computation of basic and diluted net income per share:

                                                  THREE MONTHS ENDED         SIX MONTHS ENDED
                                                       JULY 31,                  JULY 31,
                                                -----------------------   -----------------------
                                                   2000         1999         2000         1999
                                                ----------   ----------   ----------   ----------
Basic net income per share--weighted average
  number of unrestricted common shares
  outstanding.................................  38,390,009   36,898,372   38,181,078   36,051,011
Effect of potentially dilutive securities
  outstanding--restricted stock and options...   1,970,856    1,993,280    1,891,156    2,062,876
                                                ----------   ----------   ----------   ----------
Shares used in diluted net income per share
  computation.................................  40,360,865   38,891,652   40,072,234   38,113,887
                                                ==========   ==========   ==========   ==========

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

                     SERENA SOFTWARE, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

(3) RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133 "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. This statement becomes effective for all fiscal quarters of fiscal years beginning after June 15, 2000, as amended by SFAS No. 137 "ACCOUNTING FOR DERIVATIVE INSTRUMENTS--DEFERRAL OF THE EFFECTIVE DATE OF SFAS STATEMENT
NO. 133" and SFAS No. 138 "ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES, AMENDMENT OF SFAS NO. 133." The Company will be required to adopt SFAS No. 133 in fiscal 2002. The Company does not expect the adoption of SFAS No. 133 to have a material affect on the financial statements.

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

    In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin ("SAB") No. 101 "REVENUE RECOGNITION IN FINANCIAL STATEMENTS," as amended by SAB No. 101B, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB No. 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The Company will adopt SAB No. 101 in the fourth quarter of fiscal 2001. The Company does not expect the adoption of SAB No. 101 to have a material effect on the financial statements, although implementation guidance is expected to be released by the SEC in the near term.

    In March 2000, the FASB issued Interpretation No. 44 "ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION, AN INTERPRETATION OF APB OPINION
NO. 25." This interpretation clarifies the application of Opinion 25 for certain issues including: (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or warrant, and (d) the accounting for an exchange of stock compensation awards in a business combination. In general, the interpretation is effective July 1, 2000. The adoption of Interpretation No. 44 did not have a material effect on the Company's financial statements.

(4) RESTRICTED STOCK AGREEMENTS

    On February 16, 2000 and under the Company's 1997 Stock Option and Incentive Plan, SERENA issued 817,500 shares of restricted common stock to certain officers of the Company at $19.33 per share in exchange for full-recourse promissory notes. Restrictions lapse over four years based on the individual's continued employment. In the event an employee is terminated, the Company has the right to repurchase, for a price equal to the individual's original purchase price, any remaining restricted

                     SERENA SOFTWARE, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

(4) RESTRICTED STOCK AGREEMENTS (CONTINUED) shares held by the individual. There was no deferred stock-based compensation recorded in connection with this restricted stock issuance.

    On June 1, 2000 and in connection with a certain officer's resignation from the Company, the Company exercised in full its repurchase rights with respect to the restricted common stock originally issued to the officer on February 16, 2000 under the Company's 1997 Stock Option and Incentive Plan. The Company repurchased 337,500 shares of restricted common stock at the original purchase price of $19.33 per share. There had been no deferred stock-based compensation recorded in connection with the original restricted common stock issuance.

(5) ACQUISITION OF HIGH POWER SOFTWARE, INC.

    On May 1, 2000, the Company acquired High Power Software, Inc. ("HPS"). HPS shared ownership rights in the Company's DETECT+RESOLVE MAINFRAME technology. The acquisition was accounted for using the purchase method of accounting, and accordingly, the results of operations of HPS are included in the Company's consolidated financial statements from May 1, 2000. The Company acquired all the assets and assumed all the liabilities of HPS in exchange for cash of approximately $1.4 million and the issuance of 91,954 shares of the Company's common stock valued at $19.97 per share. The transaction was valued at approximately $3.3 million with the allocation of the total consideration as follows:

Tangible assets.............................................  $    6,156
Assumed liabilities.........................................    (173,300)
Acquired technology.........................................   1,894,695
Acquired in-process research and development................     490,576
Work-force-in-place.........................................      48,900
Deferred tax liability......................................    (855,182)
Goodwill....................................................   1,907,429
                                                              ----------
  Total consideration.......................................  $3,319,274
                                                              ==========

    Acquired technology, consisting of current completed technologies at the date of acquisition valued on the premise of fair market value in continued use under the discounted cash flow approach, will be amortized over a 5 year period, the period of time the Company estimates as its economic useful life. Acquired in-process research and development, consisting of current technologies under development at the date of acquisition and valued on the premise of fair market value in continued use under the discounted cash flow approach, will be expensed immediately in accordance with generally accepted accounting principles. See
Note 6 for further discussion of Acquired In-Process Research and Development. Work-force-in-place, consisting principally of the HPS development team, was valued on a replacement cost basis and will be amortized over a six-month period, the period of time the Company estimates would be required to hire, train, and achieve full productivity for a replacement work force. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired and will be amortized over 7 years.

                     SERENA SOFTWARE, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

(5) ACQUISITION OF HIGH POWER SOFTWARE, INC. (CONTINUED)
    Pro forma financial information giving effect to the acquisition as if it had occurred at the beginning of the periods presented would not have been materially different than the Company's operating results.

(6) ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

    As a result of the Company's acquisition of HPS on May 1, 2000, the Company recorded acquired in-process research and development totaling $490,576. The premise of value was fair market value in continued use.

    Among the assets that were valued by the Company were the Change Transfer and the Softwatch products which were currently under development at the date of acquisition. These technologies currently under development were valued on the premise of fair market value in continued use employing a version of the income approach referred to as the discounted cash flow approach. This methodology is based on discounting to present value, at an appropriate risk-adjusted discount rate, both the expenditures to be made to complete the development efforts (excluding the efforts to be completed on the development efforts underway) and the operating cash flows which the applications are projected to generate, less a return on the assets necessary to generate the operating cash flows.

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

    The percentage complete and the appropriate risk-adjusted discount rate for each application were as follows:

                                                              PERCENTAGE
APPLICATION UNDER DEVELOPMENT                                  COMPLETE    DISCOUNT RATE
-----------------------------                                 ----------   -------------
Change Transfer.............................................     80.00%        24.00%
Softwatch...................................................     60.00%        26.50%

    The rates used to discount the net cash flows to present value was initially based on the weighted average cost of capital ("WACC"). The Company used discount rates of 24.0% and 26.5% for valuing the acquired in-process research and development and 21.5% for the core technologies. These discount rates are higher than the implied WACC due to the inherent uncertainties surrounding the successful development of the acquired in-process research and development, the useful life of such in-process research and development, the profitability levels of such in-process research and development, and the uncertainty of technological advances that were unknown at the time.

                     SERENA SOFTWARE, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

(7) SUBSEQUENT EVENTS

    (a)  SETTLEMENT OF LAWSUIT

    On August 7, 2000, the Company and Compuware Corporation settled the lawsuit outstanding which was pending in the United States District Court for the Eastern District of Michigan. The lawsuit was dismissed with prejudice and the settlement will have no material adverse effect on the Company's results of operations or financial condition.

    (b)  STARTOOL ASSET PURCHASE

    On August 18, 2000, the Company acquired the StarTool technology from its principal developer, an employee, pursuant to the STARTOOL-Registered Trademark-ASSET PURCHASE AGREEMENT dated August 18, 2000. Prior to the acquisition, the developer had granted the Company an exclusive, worldwide and non-transferable license to copy, market and distribute the StarTool Program technology and all options thereto. The Company paid an aggregate amount of $20.9 million in a combination of $16 million in cash and 130,612 shares of common stock valued at $37.625 per share to the developer in exchange for all rights, title and interests in and to the StarTool technology. The per share value of the common stock was determined based on the closing market price of the common stock on August 18, 2000. The common stock received by the developer was placed in a hold-back escrow account at the closing of the transaction to cover any losses that the developer has agreed to indemnify the Company for in connection with the acquisition. Technology acquired will be capitalized and amortized over its estimated useful life of seven years.

    The purchase price and the terms of the transaction were determined in arms-length negotiations.

    Also pursuant to the Agreement, the developer entered into an Employment Agreement, on August 18, 2000, with the Company for a term of five years, to serve as a software architect.

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

RESULTS OF OPERATIONS

    References to the dollar and percentage increases or decreases set forth below in this discussion and analysis of SERENA's results of operations are derived from comparisons of SERENA's condensed consolidated statements of income and comprehensive income for the three and six month periods ended July 31, 2000 to the condensed consolidated statements of income and comprehensive income for the three and six month periods ended July 31, 1999. These results include the results of Diamond Optimum Systems, Inc. ("Diamond") from June 14, 1999, the date our acquisition of Diamond was completed, and of High Power Software, Inc. ("HPS") from May 1, 2000, the date our acquisition of HPS was completed.

    The following table sets forth our results of operations expressed as a percentage of total revenue. These operating results for the periods presented are not necessarily indicative of the results for the full fiscal year or any other period.

                                                                 PERCENTAGE OF         PERCENTAGE OF
                                                                    REVENUE               REVENUE
                                                                 THREE MONTHS           SIX MONTHS
                                                                     ENDED                 ENDED
                                                                   JULY 31,              JULY 31,
                                                              -------------------   -------------------
                                                                2000       1999       2000       1999
                                                              --------   --------   --------   --------
Revenue:
  Software licenses.........................................    56.5%      53.8%      55.8%      51.5%
  Maintenance...............................................    36.0%      34.8%      37.6%      35.9%
  Professional services.....................................     7.5%      11.4%       6.6%      12.6%
                                                               -----      -----      -----      -----
    TOTAL REVENUE...........................................   100.0%     100.0%     100.0%     100.0%
                                                               -----      -----      -----      -----
Cost of revenue:
  Software licenses.........................................     1.8%       4.1%       2.0%       4.5%
  Maintenance...............................................     6.0%       7.9%       6.8%       8.5%
  Professional services.....................................     6.3%       9.3%       5.7%      10.0%
                                                               -----      -----      -----      -----
    TOTAL COST OF REVENUE...................................    14.1%      21.3%      14.5%      23.0%
                                                               -----      -----      -----      -----
    GROSS PROFIT............................................    85.9%      78.7%      85.5%      77.0%
                                                               -----      -----      -----      -----
Operating expenses:
  Sales and marketing.......................................    27.9%      30.1%      28.8%      30.1%
  Research and development..................................     9.4%      10.0%       9.5%       9.8%
  General and administrative................................     9.9%       8.6%      10.9%       8.2%
  Stock-based compensation..................................     0.2%       0.6%       0.3%       1.3%
  Amortization of intangible assets.........................     2.9%       2.7%       2.7%       3.1%
  Acquired in-process research and development..............     1.9%       5.6%       1.1%       3.1%
                                                               -----      -----      -----      -----
    TOTAL OPERATING EXPENSES................................    52.2%      57.6%      53.3%      55.6%
                                                               -----      -----      -----      -----
OPERATING INCOME............................................    33.7%      21.1%      32.2%      21.4%

Interest and other income, net..............................     8.2%       6.0%       8.3%       5.9%
                                                               -----      -----      -----      -----
  Income before income taxes................................    41.9%      27.1%      40.5%      27.3%

Income taxes................................................    18.4%      13.7%      17.6%      13.0%
                                                               -----      -----      -----      -----
  NET INCOME................................................    23.5%      13.4%      22.9%      14.3%
                                                               =====      =====      =====      =====

REVENUE

    We derive revenue from software licenses, maintenance and professional services. Our total revenue increased $7.4 million or 42% to $25.2 million in the current fiscal quarter ended July 31, 2000 from $17.8 million in the same quarter a year ago. For the six month period ended July 31, 2000, total revenue increased $14.4 million or 45% to $46.4 million from $32.0 million in the same six month period a year ago.

    SOFTWARE LICENSES. Software licenses revenue as a percentage of total revenue was 57% and 56% in the current fiscal quarter and current fiscal six months ended July 31, 2000, respectively, as compared to 54% and 52% in the same quarter and six months a year ago. Software licenses revenue increased
$4.7 million or 49% to $14.3 million in the current fiscal quarter from $9.6 million in the same quarter a year ago. For the six month period ended
July 31, 2000, software licenses revenue increased $9.4 million or 57% to $25.9 million from $16.5 million in the same six months a year ago.

For both the quarter and six months, the dollar increase is generally attributed to increased demand for new licenses of our products as a result of greater customer awareness of and need for third party software change management ("SCM") solutions, fueled by new IT initiatives around the internet, eCommerce and the webification of legacy systems. The introduction of our distributed system product, ECHANGE MAN in the second half of fiscal 2000, has contributed significantly to the dollar increase when comparing the current quarter and six month period to the same periods a year ago. CHANGE MAN, COMPAREX and more recently ECHANGE MAN together make up a significant portion of total licenses revenue. These products accounted for $11.0 million or 77% and $21.2 million or 82% of total software licenses revenue in the current fiscal quarter and current fiscal six months, respectively, as compared to $7.4 million or 77% and $12.1 million or 73% in the same quarter and six months a year ago.

    MAINTENANCE. Maintenance revenue as a percentage of total revenue was 36% and 38% in the current fiscal quarter and current fiscal six months, respectively, ended July 31, 2000 as compared to 35% and 36% in the same quarter and six months a year ago. Maintenance revenue increased $2.9 million or 47% to $9.1 million in the current fiscal quarter from $6.2 million in the same quarter a year ago. For the six month period ended July 31, 2000, maintenance revenue increased $5.9 million or 52% to $17.4 million from $11.5 million in the same six months a year ago. For both the quarter and six months, the dollar increase reflects both growth in installed software licenses base, as new licenses generally include one year of maintenance, renewals of maintenance agreements by existing customers and, to a lesser extent, maintenance price increases.

    PROFESSIONAL SERVICES. Professional services revenue was 8% and 7% of total revenue in the current fiscal quarter and current fiscal six months, respectively, ended July 31, 2000 as compared to 11% and 12% in the same quarter and six months, respectively, a year ago. Professional services revenue decreased $0.1 million or 7% to $1.9 million in the current fiscal quarter from $2.0 million in the same quarter a year ago. For the six month period ended
July 31, 2000, professional services revenue decreased $1.0 million or 24% to $3.1 million from $4.1 million in the same six months a year ago. For the six months the dollar decrease is attributable to certain of our customers putting projects on hold in order to address their remediation, testing and other activities associated with becoming Year 2000 compliant. The decrease in professional services revenue as a percentage of total revenue was also attributable to strong revenue growth in software licenses and maintenance.

COST OF REVENUE

    Cost of revenue, which consists of cost of software licenses, cost of maintenance and cost of professional services, was $3.6 million or 14% and $6.7 million or 15% of total revenue in the current fiscal quarter and fiscal six months, respectively, as compared to $3.8 million or 21% and $7.4 million or 23% in the same quarter and six months a year ago. For both the quarter and six months, the decreases in both absolute dollar terms and as a percentage of total revenue are predominantly the result of growth in higher margin software licenses revenue exceeding the growth in other categories of lower margin revenue. Margin improvements in both software licenses and maintenance offset a margin decline in professional services.

    SOFTWARE LICENSES. Cost of software licenses consists principally of sublicense fees associated with our STARTOOL and STARWARP products and through the first fiscal quarter ended April 30, 2000, only, the DETECT+RESOLVE MAINFRAME product. Cost of software licenses as a percentage of total software licenses revenue was 3% and 4% in the current fiscal quarter and current fiscal six months, respectively, ended July 31, 2000 as compared to 8% and 9% in the same quarter and six months a year ago. Cost of software licenses decreased
$0.3 million or 40% to $0.4 million and $0.5 million or 37% to $0.9 million in the current fiscal quarter and fiscal six months, respectively, from $0.7 million and $1.4 million in the same quarter and six months a year ago. For both the quarter and six months, the decreases in absolute dollar terms and as a percentage of total software licenses revenue, is attributable to decreases in royalty bearing software licenses, predominantly STARTOOL, as a percentage of total software licenses revenue, and the elimination of royalty fees associated with our DETECT+RESOLVE MAINFRAME product due to our purchase of High Power Software, Inc.

    MAINTENANCE. Cost of maintenance consists primarily of salaries, bonuses and other costs associated with our customer support organizations, and to a lesser extent, sublicense fees associated with our STARTOOL and STARWARP products and through the first fiscal quarter ended April 30, 2000, only, the DETECT+RESOLVE MAINFRAME product. Cost of maintenance as a percentage of total maintenance revenue was 17% and 18% in the current fiscal quarter and current fiscal six months, respectively, as compared to 23% and 24% in the same quarter and six months a year ago. Cost of maintenance increased $0.1 million or 9% to $1.5 million and $0.4 million or 16% to $3.2 million in the current fiscal quarter and fiscal six months, respectively, from $1.4 million and $2.8 million in the same quarter and six months a year ago. For both the quarter and six months, the dollar increases are predominantly due to increased expenses associated with our customer support organization, including personnel additions needed to support the maintenance revenue growth, offset in part by decreases in sublicense fees associated with the STARTOOL and STARWARP products, and the removal of royalty fees on DETECT+RESOLVE MAINFRAME beginning in the current fiscal quarter. Sublicense fees are paid to owners of third party products for providing maintenance enhancements and code fixes. For both the quarter and six months, cost of maintenance as a percentage of total maintenance revenue decreased as the rate of increase in maintenance revenue was greater than the rate of increase in costs associated with our customer support organization, and to a lesser extent, the decrease in sublicense fees.

    PROFESSIONAL SERVICES. Cost of professional services consists of salaries, bonuses and other costs associated with supporting our professional services organization. Cost of professional services as a percentage of total professional services revenue was 84% and 87% in the current fiscal quarter and current fiscal six months, respectively, as compared to 81% and 79% in the same quarter and six months a year ago. Cost of professional services decreased
$0.1 million or 3% to $1.6 million and $0.5 million or 17% to $2.7 million in the current fiscal quarter and current fiscal six months, respectively, from $1.7 million and $3.2 million in the same quarter and six months a year ago. For both the quarter and six months, the absolute dollar decrease is due to reducing the use of independent contractors and reallocating professional services resources to other parts of our organization as a result of our customers putting projects on hold to address issues associated with becoming Year 2000 compliant. For both the quarter and six months, cost of professional services as a percentage of total professional services revenue increased as the rate of decrease in professional services revenue was greater than the rate of decrease in costs associated with our professional services organization.

OPERATING EXPENSES

    SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, commissions and bonuses, payroll taxes, and employee benefits as well as travel, entertainment and marketing expenses. Sales and marketing expenses as a percentage of total revenue was 28% and 29% in the current fiscal quarter and current fiscal six months ended July 31, 2000, respectively, as compared to 30% for both the quarter and six month periods a year ago. Sales and marketing expenses increased $1.7 million or 31% to $7.0 million and $3.8 million or 39% to $13.4 million in the current fiscal quarter and current fiscal six months, respectively, from $5.3 million and $9.6 million in the same quarter and six months a year ago. For both the quarter and six months, the dollar increase is due primarily to our expansion of our direct sales and marketing organization, and to a lesser extent, our marketing initiatives surrounding our distributed systems capabilities and the development of our international sales and telesales efforts. As a percentage of total revenue, sales and marketing expenses decreased slightly when comparing the current fiscal quarter and six months to the same quarter and six months a year ago, as the rate of increase in total revenue was greater than the rate of increase in sales and marketing expenses. In absolute dollar terms, we expect sales and marketing expenses to increase as we continue to hire additional sales and marketing personnel, market our distributed systems products and undertake additional marketing programs.

    RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of salaries, bonuses, payroll taxes, and employee benefits and costs attributable to research and development activities. Research and development expenses as a percentage of total revenue was 9% in the current fiscal quarter ended July 31, 2000, as compared to 10% in the same quarter a year ago and 10% in both the current fiscal six months and the same six months a year ago. Research and development expenses increased $0.6 million or 34% to $2.4 million and $1.2 million or 40% to $4.4 million in the current fiscal quarter and current fiscal six months, respectively, from $1.8 million and $3.2 million in the same quarter and six months a year ago. For the current fiscal six months and, to a lesser extent, the current fiscal quarter when compared to the same periods a year ago, the dollar increase is primarily due to salary, bonus, payroll tax, employee benefits and other headcount related costs which resulted from the Company's acquisition of Diamond in June 1999, and to a lesser extent, increases in expanding our research and development efforts to enhance existing products and develop our distributed systems and SERNET products. We expect research and development expenses to increase, both as a percentage of total revenue and in absolute dollar terms, as we continue to hire additional research and development personnel to develop our distributed systems product suite.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries, bonuses, payroll taxes, and benefits and certain non-allocable administrative costs, including legal and accounting fees and bad debts. General and administrative expenses as a percentage of total revenue were 10% and 11% in the current fiscal quarter and current fiscal six months, respectively, as compared to 9% and 8% in the same quarter and six months a year ago. General and administrative expenses increased $1.0 million or 63% to $2.5 million and $2.4 million or 92% to $5.1 million in the current fiscal quarter and current fiscal six months, respectively, from $1.5 million and $2.7 million in the same quarter and six months a year ago. For both the current quarter and six months, when compared to the same periods a year ago, the dollar increase is primarily due to increases in salary, bonus, payroll tax and employee benefit costs associated with the expansion of our administrative infrastructure in order to support our increased sales, marketing, professional services and maintenance activities, and to a lesser extent, increases in legal fees. We expect general and administrative expenses to increase in absolute dollar terms as we expand our infrastructure and our operations.

    AMORTIZATION OF INTANGIBLE ASSETS. In connection with the acquisitions of Optima Software, Inc. in September, 1998, Diamond in June, 1999 and HPS in
May 2000, the Company has recorded $29.5 million in intangible assets, of which $25.2 million is unamortized as of July 31, 2000. Combined, intangible assets are being amortized over periods of one year or less on $0.7 million, two to seven years on $7.7 million and fifteen years on the remaining $21.1 million. Of the total intangible assets, $0.7 million and $1.3 were amortized in the current fiscal quarter and current fiscal six months, respectively, as compared to $0.5 million and $1.0 million in the same quarter and six months a year ago. We expect to amortize an additional $1.4 million in the remaining two quarters of fiscal 2001 and $2.7 million in fiscal 2002. The intangible assets will be fully amortized by the end of fiscal 2014.

    ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT. In connection with SERENA's acquisition of HPS in the current fiscal quarter, the Company took a one-time charge of $0.5 million in recording acquired in-process research and development. See notes 5 and 6 in the Notes to Condensed Consolidated Financial Statements. In connection with SERENA's acquisition of Diamond in the same fiscal quarter a year ago, the Company took a one-time charge of $1.0 million in recording acquired in-process research and development.

INTEREST AND OTHER INCOME, NET

    INTEREST AND OTHER INCOME, NET. Interest and other income, net increased $1.0 million or 96% to $2.1 million and $2.0 million or 103% to $3.9 million in the current fiscal quarter and current fiscal six months, respectively, from $1.1 million and $1.9 million in the same quarter and six months a year ago. For both the quarter and six months, the dollar increase in interest and other income, net is generally due to increases in balances on interest bearing accounts, such as cash and cash equivalents, and both short and long-term investments, resulting from accumulation of earnings. The increase in the current fiscal six months ended July 31, 2000 when compared to the same six months a year ago was also the direct result of the Company's initial public offering in February 1999 which generated net proceeds to the Company totaling $48.4 million and $10.9 million in February 1999 and March 1999, respectively.

INCOME TAXES

    INCOME TAXES. Income taxes in absolute dollar terms and effective income tax rates were $4.7 million or 44% and $8.2 million or 43% in the current fiscal quarter and current fiscal six months, respectively, ended July 31, 2000 as compared to $2.4 million or 51% and $4.2 million or 48% in the same quarter and six months a year ago. The Company's effective income tax rate has decreased in the current fiscal quarter and current fiscal six months, when compared to the same quarter and six months a year ago, predominantly due to decreases of $0.3 million and $0.5 million in nondeductible charges. These decreases were predominantly the result of acquired in-process research and development charges being recorded in the current quarter and same quarter last year in connection with the Company's acquisitions of Diamond, which generated $1.0 million in acquired in-process research and development in the fiscal quarter ended
July 31, 1999, and HPS, which generated $0.5 million in acquired in-process research and development in the current fiscal quarter ended July 31, 2000. To a lesser extent, decreases in stock-based compensation charges recorded in the current fiscal quarter and fiscal six months, when compared to the same quarter and six months a year ago, offset by increases in amortization of intangible assets when comparing the same periods, also contributed to the Company's effective income tax rate decreases. SERENA's effective income tax rate has historically benefited from the United States research and experimentation tax credit and tax benefits generated from export sales made from the United States.

LIQUIDITY AND CAPITAL RESOURCES

    Since SERENA's inception, we have financed our operations and met our capital requirements through cash flows from operations. As of July 31, 2000, SERENA had $88.4 million in cash and cash equivalents, and an additional
$28.2 million in short-term investments consisting principally of high grade commercial paper, certificates of deposit and short-term bonds. Cash flows provided by operating activities were $13.3 million and $10.6 million in the current fiscal six months ended July 31, 2000 and the same six months a year ago, respectively. SERENA's cash flows provided by operating activities exceeded net income during each of these periods principally due to cash collections in advance of revenue recognition for maintenance contracts, the inclusion of non-cash expenses in net income, and in last fiscal year's six month period ended July 31, 1999 only, a decrease in trade accounts receivable. Cash used in investing activities were predominantly related to the purchase of short and long-term investments totaling $5.0 million and $17.7 million in the current fiscal six months and the same six months from a year ago, respectively, and also the Company's acquisitions of Diamond and HPS in last fiscal year's second quarter and this fiscal year's second quarter, respectively, which accounted for $1.5 million and $1.6 million, respectively. To a lesser extent, cash used in investing activities also came from purchases of computer equipment and office furniture and equipment in both six month periods; all partially offset by payments of accrued interest and principal received on notes receivable in the current fiscal six months and payments received on stockholder notes in the same six months from a year ago. In the current fiscal six months ended July 31, 2000, cash flows from financing activities came entirely from the purchase of common stock under the Company's employee stock purchase plan totaling $0.8 million and the exercise of stock options under the Company's employee stock option plan totaling $0.6 million. In the same six months from a year ago, cash flows from financing activities came entirely from the Company's initial public offering of common stock in February 1999 resulting in net proceeds to SERENA of $57.9 million.

    At July 31, 2000, SERENA did not have any material commitments for capital expenditures and has no revolving credit agreement or other term loan agreements with any bank or other financial institution.

    At July 31, 2000, SERENA had working capital of $105.4 million and accounts receivable, net of allowances, of $16.9 million. Total deferred revenue increased to $21.3 million at July 31, 2000 from $19.0 million at January 31, 2000 primarily as a result of increased billings of maintenance fees.

    We believe that current cash and short-term investments, and cash flows from operations will satisfy our working capital and capital expenditure requirements for at least the next twelve months.

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

    Historically, a majority of our revenue has been attributable to the licenses of our mainframe software products. Changes in the mix of software products and services sold by us, including the mix between higher margin software products and lower margin maintenance and services, could materially affect our operating results for future quarters as could the percentage of software products sold which require us to pay a sublicense fee to a third party.

SEASONAL TRENDS IN SALES OF OUR SOFTWARE PRODUCTS MAY AFFECT OUR QUARTERLY
  OPERATING RESULTS

    We have experienced and expect to continue to experience seasonality in sales of our software products. These seasonal trends materially affect our quarter-to-quarter operating results. Revenue and operating results in our quarter ending January 31 are typically higher relative to our other quarters, because many customers make purchase decisions based on their calendar year-end budgeting requirements. In addition, our January quarter tends to reflect the effect of the incentive compensation structure for our sales organization, which is based on satisfaction of fiscal year-end quotas. As a result, we have historically experienced a substantial decline in revenue in the first quarter of each fiscal year relative to the preceding quarter. We are also currently attempting to expand our presence in international markets, particularly in Europe. We expect our quarter ending October 31 to reflect the effects of summer slowing of international business activity and spending activity generally associated with that time of year.

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

WE HAVE RELIED AND EXPECT TO CONTINUE TO RELY ON SALES OF OUR MAINFRAME PRODUCTS
  FOR OUR REVENUE

    Historically, the majority of our software license revenue has resulted from the sale of our mainframe products. Any factors adversely affecting the pricing of, demand for or market acceptance of our mainframe products, such as competition or technological change, could materially adversely affect our business and quarterly and annual operating results. In particular, CHANGE MAN and COMPAREX, two of our mainframe products, have been responsible for a substantial majority of our revenue. In the current fiscal quarter ended
July 31, 2000 and the same quarter from a year ago, sales of CHANGE MAN and COMPAREX together accounted for approximately 65% and 74% of our software licenses revenue, respectively. We expect that these products will continue to account for a large portion of our software licenses revenue for the foreseeable future. Our future operating results depend on the continued market acceptance of our mainframe products, including future enhancements.

OUR INTRODUCTION OF SERENA SCM PRODUCTS FOR DISTRIBUTED SYSTEMS MAY NOT BE
  SUCCESSFUL

    We introduced our ECHANGE MAN product in fiscal 2000 and are currently developing new products and enhancing our product suite to support additional distributed systems platforms. If we do not successfully develop, market, sell and support our distributed systems products, this would materially adversely affect our business and our future quarterly and annual operating results. Historically, the majority of our products have been designed for the mainframe platform, and the majority of our software license revenue, maintenance revenue and professional services revenue to date have been attributable to licenses for these mainframe products. We do not have experience developing, marketing, selling or supporting distributed systems products. Developing, marketing and selling our distributed systems products will require significant resources that we may not have. Our sales and marketing organizations have historically focused exclusively on sales of our products for the mainframe and have limited experience marketing and selling distributed systems products. Additionally, we do not have any experience in providing support services for distributed systems products. Competition for experienced software engineers, sales personnel and support staff is intense and if we fail to attract qualified personnel this would impair our ability to support our distributed systems products. Many of our competitors have substantially greater experience providing distributed systems compatible software products than we do, and many also have significantly greater financial and organizational resources.

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

OUR BUSINESS IS DEPENDENT ON THE CONTINUED MARKET FOR IBM AND IBM-COMPATIBLE
  MAINFRAMES

    We are substantially dependent upon the continued use and acceptance of IBM and IBM-compatible mainframes and the growth of this market. If the role of the mainframe does not increase as we anticipate, or if it in any way decreases, this would materially adversely affect our business, future quarterly and annual operating results and financial condition. Additionally, if there is a wide acceptance of other platforms or if new platforms emerge that provide enhanced enterprise server capabilities, our business and future operating results may be materially adversely affected. The majority of our software license revenue to date has been attributable to sales of our mainframe products. We expect that, for the foreseeable future, the majority of our software license revenue will continue to come from sales of our mainframe products. As a result, future sales of our existing products and associated maintenance revenue and professional service revenue will depend on continued use of mainframes.

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

    Our ability to compete effectively and to manage our recent growth, any future growth and our future quarterly and annual operating results will depend in part on our ability to implement and expand operational, customer support and financial control systems and to hire, train and manage our employees. We may not be able to augment or improve existing systems and controls or implement new systems and controls in response to future growth, if any. Any failure to manage growth could materially adversely affect our business. Our business has grown substantially in recent years, with total revenue increasing from $32.1 million in fiscal 1998 to $48.3 million in fiscal 1999 and to $75.4 million in fiscal 2000. In connection with this revenue growth, we continue to expand our sales, marketing and professional service activities and organizations. Additionally, our June 1999 acquisition of Diamond expanded our research and development organization. This growth has resulted, and any future growth will result, in new and increased responsibilities for management personnel.

WE MAY BE UNABLE TO SUCCESSFULLY COMPLETE STRATEGIC RELATIONSHIPS OR
  ACQUISITIONS

    We may be unable to successfully complete strategic relationships or acquisitions in pursuit of our growth strategy. One component of our growth strategy, entering into strategic relationships or the strategic acquisition of businesses, involves certain risks, including, among others, the following:

    - Difficulty of assimilating the acquired operations and personnel

    - Disruption to our ongoing business

    - Inability of our management to successfully incorporate acquired technology and rights into our product offerings

    - Inability to maintain uniform standards, controls, procedures and policies

    - Impairment of relationships with employees as a result of changes in management

    In addition, any such acquisition could materially adversely affect our financial results due to dilutive issuances of equity securities, the incurrence of additional debt and the amortization of expenses related to goodwill and other intangible assets, if any.

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

    EXPANSION OF INTERNATIONAL OPERATIONS. We intend to expand the scope of our international operations and currently have subsidiaries in the United Kingdom, Germany and France. If we are unable to expand our international operations successfully and in a timely manner, this could materially adversely affect our business and quarterly and annual operating results. Our continued growth and profitability will require continued expansion of our international operations, particularly in Europe. We intend to open additional international offices over the next twelve months. We have only limited experience in marketing, selling and supporting our products internationally. Additionally, we do not have any experience in developing foreign language versions of our products. Such development may be more difficult or take longer than we anticipate. We may not be able to successfully market, sell, deliver and support our products internationally.

    RISKS OF INTERNATIONAL OPERATIONS. International sales represented approximately 17% of our total licenses revenue in the current fiscal quarter ended July 31, 2000, up from 16% in the same quarter a year ago. Our international revenue is attributable principally to our European operations. Our international operations are, and any expanded international operations will be, subject to a variety of risks associated with conducting business internationally that could materially adversely affect our business and future quarterly and annual operating results, including the following:

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

THIRD PARTIES IN THE FUTURE COULD ASSERT THAT OUR PRODUCTS INFRINGE THEIR
  INTELLECTUAL PROPERTY RIGHTS, WHICH COULD ADVERSELY AFFECT OUR BUSINESS

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

WE MAY NOT BE ABLE TO RECRUIT AND RETAIN THE PERSONNEL WE NEED TO SUCCEED

    Our future success will likely depend in large part on our ability to attract and retain additional experienced sales, technical, marketing and management personnel. In addition, we will need to attract and retain sufficient numbers of qualified software engineers, as well as sales and marketing and support personnel, and successfully develop, market and support our distributed systems product suite. Competition for such personnel in the computer software industry is intense, and in the past we have experienced difficulty in recruiting qualified personnel, especially developers and sales personnel. We expect competition for qualified personnel to remain intense, and we may not succeed in attracting or retaining such personnel. If we do not, this could materially adversely affect our business and future quarterly and annual operating results. In addition, new employees generally require substantial training in the use of our products. This training will require substantial resources and management attention.

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

    Our existing professional services and customer support organizations may not be sufficient to manage the future growth in our business. The failure to expand our professional services and customer support organizations could materially adversely affect our business. While we intend to significantly expand our professional services and customer support organizations, including providing these services for both distributed systems and mainframe applications and systems, we may not be able to do so. Competition for additional qualified technical personnel to perform these services is intense.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    The Company does not use derivative financial instruments in its investment portfolio and has no foreign exchange contracts. Its financial instruments consist of cash and cash equivalents, short and long-term investments, trade accounts and contracts receivable and accounts payable. The Company considers investments in highly liquid instruments purchased with a remaining maturity of 90 days or less to be cash equivalents. All of the Company's cash equivalents and short and long-term investments, principally consist of commercial paper and debt securities, and are classified as available-for-sale as of July 31, 2000. The Company's exposure to market risk for changes in interest rates relates primarily to its short and long-term investments and short-term obligations, thus, fluctuations in interest rates would not have a material impact on the fair value of these securities.

    Sales to foreign countries accounted for approximately 15% and 14% of the total revenue during the quarter and six months, respectively, ended July 31, 2000. Because the Company invoices certain of its foreign sales in currencies other than the United States dollar, predominantly the British pound sterling and German deutsche mark, and does not hedge these transactions, fluctuations in exchange rates could adversely affect the translated results of operations of the Company's foreign subsidiaries. Therefore, foreign exchange fluctuation could create a risk of significant balance sheet gains or losses on the Company's consolidated financial statements. However, given the Company's foreign subsidiaries' net book values as of July 31, 2000 and net cash flows for the most recent fiscal quarter and six months then ended, the Company believes that such foreign denominated balances and activity are not material.

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    On August 7, 2000, the Company and Compuware Corporation settled the lawsuit outstanding which was pending in the United States District Court for the Eastern District of Michigan. The lawsuit was dismissed with prejudice and the settlement will have no material adverse effect on the Company's results of operations or financial condition.

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

    On May 1, 2000, the Company acquired High Power Software, Inc. ("HPS"), a company to which we shared ownership rights in our DETECT+RESOLVE MAINFRAME technology for mainframe platforms. The acquisition was accounted for using the purchase method of accounting, and accordingly, the results of operations of HPS will be included in the Company's consolidated financial statements from May 1, 2000. The Company acquired all the assets and assumed all the liabilities of HPS in exchange for cash of approximately $1.4 million and the issuance of 91,954 shares of the Company's common stock valued at $19.97 per share. The transaction was valued at approximately $3.3 million.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    (a) The fiscal 2000 Annual Meeting of the Stockholders of SERENA Software, Inc. was held at the Company's offices at 500 Airport Boulevard, Burlingame, California 94010 on June 30, 2000 at 2:00 p.m.

    (b) At the Annual Meeting, the following six persons were elected to the Company's Board of Directors, constituting all members of the Board of Directors.

BOARD NOMINEES                                     COMMON FOR   COMMON WITHHELD
--------------                                     ----------   ---------------
Douglas D. Troxel................................  36,715,156       94,212
Richard A. Doerr.................................  36,715,038       94,330
Alan H. Hunt.....................................  36,729,756       79,612
Jerry T. Ungerman................................  36,730,506       78,862
Mark E. Woodward.................................  36,713,878       95,490
Robert I. Pender, Jr.............................  36,710,128       99,240

    (c) The following additional proposal was considered at the Annual Meeting with its results according to the respective vote of the stockholders:

       PROPOSAL 2--Ratification and approval of the appointment of KPMG LLP as independent accountants of the Company for the fiscal year ending January 31, 2001.

COMMON FOR   COMMON AGAINST   ABSTAINED
----------   --------------   ---------
36,752,968       9,430         46,970

ITEM 5. OTHER INFORMATION

    Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT NO.             EXHIBIT TITLE
-----------             -------------
         (a)            Exhibits.

        27.1            Financial Data Schedule

         (b)            Reports on Form 8-K.

                        No reports on Form 8-K were filed by the Company during the quarter ended July 31, 2000.

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

Date: September 12, 2000