Form 10-Q
period 2000-10-31
SERENA SOFTWARE INC
filed 2000-12-13
CIK 1073967

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

                FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2000
                                       OR

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    The number of shares of the registrant's Common Stock, par value $0.001, outstanding as of December 1, 2000 was 39,638,703.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                                        PAGE
                                                                                      --------
                                PART I  FINANCIAL INFORMATION

Item 1                  Financial Statements:

                        Condensed Consolidated Balance Sheets as of October 31, 2000
                          and January 31, 2000......................................      3

                        Condensed Consolidated Statements of Income and
                          Comprehensive Income for the Three Months and Nine Months
                          Ended October 31, 2000 and 1999...........................      4

                        Condensed Consolidated Statements of Cash Flows for the Nine
                          Months Ended October 31, 2000 and 1999....................      5

                        Notes to Condensed Consolidated Financial Statements........      6

Item 2                  Management's Discussion and Analysis of Results of
                          Operations and Financial Condition........................     12

Item 3                  Quantitative and Qualitative Disclosures About Market
                          Risk......................................................     27

                                  PART II  OTHER INFORMATION

Item 1                  Legal Proceedings...........................................     28

Item 2                  Change in Securities and Use of Proceeds....................     28

Item 4                  Submission of Matters to a Vote of Security Holders.........     29

Item 5                  Other Information...........................................     29

Item 6                  Exhibits and Reports on Form 8-K............................     29

                        Signatures..................................................     30

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     SERENA SOFTWARE, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                              OCTOBER 31,    JANUARY 31,
                                                                  2000           2000
                                                              ------------   ------------
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 81,227,099   $ 80,930,648
  Short-term investments                                        18,675,840     20,213,259
  Accounts receivable, net of allowance of $1,172,273 and
    $983,367 at October 31 and January 31, 2000,
    respectively............................................    18,148,527     15,380,341
  Deferred taxes............................................     1,818,313      1,818,313
  Prepaid expenses and other current assets.................     1,768,948        595,040
                                                              ------------   ------------
    Total current assets....................................   121,638,727    118,937,601
Long-term investments.......................................            --      3,041,650
Property and equipment, net.................................     2,683,973      2,419,871
Deferred taxes..............................................     1,927,822      1,927,822
Intangible assets, net......................................    59,646,567     22,612,525
Other assets................................................       140,522        119,327
                                                              ------------   ------------
    TOTAL ASSETS............................................  $186,037,611   $149,058,796
                                                              ============   ============
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $    473,912   $    365,771
  Income taxes payable......................................     1,736,868      3,000,485
  Accrued expenses..........................................    12,434,041     11,307,366
  Deferred revenue..........................................    16,207,714     14,632,947
                                                              ------------   ------------
    Total current liabilities...............................    30,852,535     29,306,569
Deferred revenue, net of current portion....................     5,505,796      4,391,827
Deferred taxes..............................................     3,243,142        836,093
                                                              ------------   ------------
    Total liabilities.......................................    39,601,473     34,534,489
                                                              ------------   ------------
Commitments and contingencies

Stockholders' equity:
  Preferred stock, $0.001 par value; 5,000,000 shares
    authorized; no shares issued and outstanding............            --             --
  Common stock, $0.001 par value; 60,000,000 shares
    authorized; 39,551,974 and 38,285,612 shares issued and
    outstanding at October 31 and January 31, 2000,
    respectively............................................        39,552         38,286
  Additional paid-in capital................................   114,417,271     89,280,527
  Deferred stock-based compensation.........................      (194,507)      (380,790)
  Notes receivable from stockholders........................   (12,531,345)    (3,181,875)
  Accumulated other comprehensive loss......................       (47,647)       (40,014)
  Unrealized gains (losses) on marketable equity
    securities..............................................        82,603             --
  Retained earnings.........................................    44,670,211     28,808,173
                                                              ------------   ------------
    Total stockholders' equity..............................   146,436,138    114,524,307
                                                              ------------   ------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..............  $186,037,611   $149,058,796
                                                              ============   ============

     See accompanying notes to condensed consolidated financial statements.

                     SERENA SOFTWARE, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 31, 2000 AND 1999
                                  (UNAUDITED)

                                               THREE MONTHS ENDED           NINE MONTHS ENDED
                                                   OCTOBER 31,                 OCTOBER 31,
                                            -------------------------   -------------------------
                                               2000          1999          2000          1999
                                            -----------   -----------   -----------   -----------
Revenue:
  Software licenses.......................  $14,326,429   $10,233,150   $40,192,888   $26,691,087
  Maintenance.............................    9,724,133     7,305,429    27,151,289    18,785,245
  Professional services...................    2,568,694     1,512,087     5,639,248     5,556,695
                                            -----------   -----------   -----------   -----------
    Total revenue.........................   26,619,256    19,050,666    72,983,425    51,033,027
                                            -----------   -----------   -----------   -----------
Cost of revenue:
  Software licenses.......................      344,711       645,570     1,249,587     2,071,094
  Maintenance.............................    1,262,878     1,614,986     4,436,189     4,348,125
  Professional services...................    2,052,474     1,243,906     4,708,913     4,443,897
                                            -----------   -----------   -----------   -----------
    Total cost of revenue.................    3,660,063     3,504,462    10,394,689    10,863,116
                                            -----------   -----------   -----------   -----------
    Gross profit..........................   22,959,193    15,546,204    62,588,736    40,169,911
                                            -----------   -----------   -----------   -----------
Operating expenses:
  Sales and marketing.....................    6,844,718     5,594,569    20,205,352    15,202,150
  Research and development................    2,703,278     1,757,660     7,084,062     4,894,254
  General and administrative..............    1,803,753     1,553,831     6,867,364     4,188,700
  Stock-based compensation................       46,165       180,999       186,283       608,164
  Amortization of intangible assets.......    1,711,550       627,993     2,971,740     1,606,329
  Acquired in-process research and
    development...........................    2,481,111            --     2,971,687       992,341
                                            -----------   -----------   -----------   -----------
    Total operating expenses..............   15,590,575     9,715,052    40,286,488    27,491,938
                                            -----------   -----------   -----------   -----------
Operating income..........................    7,368,618     5,831,152    22,302,248    12,677,973
Interest and other income, net............    1,817,812     1,356,992     5,670,737     3,252,012
                                            -----------   -----------   -----------   -----------
  Income before income taxes..............    9,186,430     7,188,144    27,972,985    15,929,985
Income taxes..............................    3,950,164     3,129,115    12,110,947     7,296,584
                                            -----------   -----------   -----------   -----------
  Net income..............................    5,236,266     4,059,029    15,862,038     8,633,401
Other comprehensive income (loss).........       95,101       (21,876)       74,970        (4,779)
                                            -----------   -----------   -----------   -----------
  Comprehensive income....................  $ 5,331,367   $ 4,037,153   $15,937,008   $ 8,628,622
                                            ===========   ===========   ===========   ===========
Net income per share:
  Basic...................................  $      0.14   $      0.11   $      0.41   $      0.24
                                            ===========   ===========   ===========   ===========
  Diluted.................................  $      0.13   $      0.10   $      0.39   $      0.22
                                            ===========   ===========   ===========   ===========
Weighted average shares used in per share
  calculations:
  Basic...................................   38,726,489    37,300,387    38,362,882    36,467,470
                                            ===========   ===========   ===========   ===========
  Diluted.................................   41,443,547    39,387,330    40,529,338    38,538,368
                                            ===========   ===========   ===========   ===========

     See accompanying notes to condensed consolidated financial statements.

                     SERENA SOFTWARE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED OCTOBER 31, 2000 AND 1999
                                  (UNAUDITED)

                                                                  NINE MONTHS ENDED
                                                                     OCTOBER 31,
                                                              -------------------------
                                                                 2000          1999
                                                              -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $15,862,038   $ 8,633,401
    Adjustments to reconcile net income to net cash provided
      by operating activities:
      Depreciation..........................................      838,161       656,006
      Increase in allowance for bad debts...................      188,906       528,568
      (Gain) loss on disposal of fixed assets...............       (1,271)       13,037
      Accrued interest on notes receivable from
        stockholders, net of cash received..................     (721,392)     (123,401)
      Amortization of deferred stock-based compensation.....      186,283       608,164
      Amortization of intangible assets.....................    2,971,740     1,606,329
      Acquired in-process research and development..........    2,971,687       992,341
      Changes in operating assets and liabilities:
        Accounts receivable.................................   (2,614,678)   (1,382,515)
        Prepaid expenses and other assets...................   (1,191,490)     (117,533)
        Accounts payable....................................      108,699      (355,422)
        Income taxes payable................................   (1,263,374)   (1,564,042)
        Accrued expenses....................................      897,290     2,224,818
        Deferred revenue....................................    1,411,811     2,279,987
                                                              -----------   -----------
        Net cash provided by operating activities...........   19,644,410    13,999,738
                                                              -----------   -----------
CASH FLOWS USED IN INVESTING ACTIVITIES:
  Purchases of property and equipment.......................   (1,102,144)   (1,009,932)
  Sales (purchases) of short-term and long-term
    investments.............................................    4,579,069   (26,741,261)
  Unrealized gains on marketable equity securities..........       82,603            --
  Common stock repurchased under the common stock repurchase
    program.................................................           --      (363,770)
  Payment of notes due from stockholder.....................           --       599,659
  Issuance of notes due from other parties..................           --      (150,000)
  Payment of notes due from other parties...................           --       150,000
  Cash paid in the acquisition of Diamond Optimum Systems
    Inc., net of cash acquired..............................           --    (1,462,031)
  Cash paid in the acquisition of High Power Software, Inc.,
    net of cash acquired....................................   (1,602,104)           --
  Cash paid in acquisition of StarTool......................  (16,000,000)           --
  Cash paid in the acquisition of UltiMIS Corporation, net
    of cash acquired........................................   (7,525,858)           --
                                                              -----------   -----------
      Net cash used in investing activities.................  (21,568,434)  (28,977,335)
                                                              -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock..................................           --    57,902,226
  Exercise of stock options under the employee stock option
    plan....................................................      810,590       101,739
  Sale of common stock under the employee stock purchase
    plan....................................................      751,595       514,909
  Payment of principal on notes receivable from
    stockholders............................................      665,923        86,875
                                                              -----------   -----------
      Net cash provided by financing activities.............    2,228,108    58,605,749
                                                              -----------   -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH.....................       (7,633)       (4,779)
                                                              -----------   -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS...................      296,451    43,623,373
Cash and cash equivalents at beginning of period............   80,930,648    21,468,740
                                                              -----------   -----------
Cash and cash equivalents at end of period..................  $81,227,099   $65,092,113
                                                              ===========   ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Income taxes paid.........................................  $13,147,870   $ 8,731,314
                                                              ===========   ===========
NONCASH INVESTING AND FINANCING ACTIVITIES:
  Common stock issued in acquisition of Diamond Optimum
    Systems, Inc............................................  $        --   $ 2,234,375
                                                              ===========   ===========
  Common stock issued in acquisition of High Power Software,
    Inc.....................................................  $ 1,836,617   $        --
                                                              ===========   ===========
  Common stock issued in acquisition of StarTool............  $ 4,914,277   $        --
                                                              ===========   ===========
  Common stock issued in acquisition of UltiMIS
    Corporation.............................................  $ 7,532,486   $        --
                                                              ===========   ===========
  Restricted stock issued (cancelled) for notes receivable
    from stockholders.......................................  $ 9,294,001   $  (107,625)
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

    The accompanying unaudited condensed consolidated financial statements have been prepared on substantially the same basis as the audited consolidated financial statements, and in the opinion of management include all adjustments, consisting only of normal recurring adjustments, except as otherwise noted, necessary for their fair presentation. These unaudited condensed consolidated financial statements and the notes thereto have been prepared in accordance with the Instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all disclosures required by generally accepted accounting principles in the United States of America and Regulation S-X for annual financial statements. For these additional disclosures, readers should refer to the Company's annual report on Form 10-K for the fiscal year ended January 31, 2000. The interim results presented are not necessarily indicative of results for any subsequent quarter or for the fiscal year ending January 31, 2001.

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

    The following is a reconciliation of the shares used in the computation of basic and diluted net income per share:

                                                  THREE MONTHS ENDED         NINE MONTHS ENDED
                                                      OCTOBER 31,               OCTOBER 31,
                                                -----------------------   -----------------------
                                                   2000         1999         2000         1999
                                                ----------   ----------   ----------   ----------
Basic net income per share--weighted average
  number of unrestricted common shares
  outstanding.................................  38,726,489   37,300,387   38,362,882   36,467,470
Effect of potentially dilutive securities
  outstanding--restricted stock and options...   2,717,058    2,086,943    2,166,456    2,070,898
                                                ----------   ----------   ----------   ----------
Shares used in diluted net income per share
  computation.................................  41,443,547   39,387,330   40,529,338   38,538,368
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

    In December 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-9, "MODIFICATION OF SOP 97-2, SOFTWARE REVENUE RECOGNITION WITH RESPECT TO CERTAIN TRANSACTIONS." SOP 98-9 amends SOP 97-2 to require the entity to recognize revenue for multiple element arrangements by means of the "residual method" when: (1) there is vendor-specific evidence of the fair values of all of the undelivered elements;
(2) vendor-specific evidence of fair value does not exist for one or more of the delivered elements; and (3) the revenue recognition criteria of SOP 97-2 are satisfied. SOP 98-9 became effective February 1, 2000. The Company adopted SOP 98-9 on February 1, 2000 without any material effect on its results of operations, financial position or cash flows.

    In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin ("SAB") No. 101 "REVENUE RECOGNITION IN FINANCIAL STATEMENTS," as amended by SAB No. 101B, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB No. 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The Company will adopt SAB No. 101 in the fourth quarter of fiscal 2001. Although the Company does not expect the adoption of SAB
No. 101 to have a material effect on the financial statements, the SEC recently released implementation guidance and the Company is in the process of analyzing the effect.

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
                                                              ==========

    Acquired technology, consisting of current completed technologies at the date of acquisition and valued on the premise of fair market value in continued use under the discounted cash flow approach, will be amortized over a five-year period, the period of time the Company estimates as its economic useful life. Acquired in-process research and development, consisting of current technologies under development at the date of acquisition and valued on the premise of fair market value in continued use under the discounted cash flow approach, was expensed immediately in accordance with generally accepted accounting principles. See Note 7 for further discussion of acquired in-process research and development. Work-force-in-place, consisting principally of the HPS development team, was valued on a replacement cost basis and will be amortized over a six-month period, the period of time the Company estimates would be required to hire, train, and achieve full productivity for a replacement work force. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired and will be amortized over 7 years.

    Pro forma financial information giving effect to the acquisition as if it had occurred at the beginning of the periods presented would not have been materially different than the Company's historical operating results.

(6) ACQUISITION OF ULTIMIS CORPORATION

    On September 18, 2000, the Company acquired UltiMIS Corporation ("UltiMIS"), a provider of data center performance and programmer productivity software products which allowed the Company to accelerate the time to market for StarSuite, an integrated suite of products for file and data management, fault diagnostics, application performance monitoring, testing and debugging. The acquisition was accounted for using the purchase method of accounting, and accordingly, the results of operations of UltiMIS are included in the Company's consolidated financial statements from

                     SERENA SOFTWARE, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

(6) ACQUISITION OF ULTIMIS CORPORATION (CONTINUED)
September 18, 2000. The Company acquired all the assets and assumed all the liabilities of UltiMIS in exchange for cash of approximately $7.7 million and the issuance of 173,758 shares of the Company's common stock valued at $43.35 per share. The transaction was valued at approximately $15.3 million with the allocation of the total consideration as follows:

Tangible assets.............................................  $   572,788
Assumed liabilities.........................................   (1,310,028)
Acquired technology.........................................    2,799,635
Acquired in-process research and development................    2,481,111
Work-force-in-place.........................................      210,900
Non-compete agreements......................................      516,433
Deferred tax liability......................................   (1,551,866)
Goodwill....................................................   11,613,514
                                                              -----------
  Total consideration.......................................  $15,332,487
                                                              ===========

    Acquired technology, consisting of current completed technologies at the date of acquisition and valued on the premise of fair market value in continued use under the discounted cash flow approach, will be amortized over a five-year period, the period of time the Company estimates as its economic useful life. Acquired in-process research and development, consisting of current technologies under development at the date of acquisition and valued on the premise of fair market value in continued use under the discounted cash flow approach, will be expensed immediately in accordance with generally accepted accounting principles. See Note 7 for further discussion of acquired in-process research and development. Work-force-in-place, consisting principally of the UltiMIS development team, was valued on a replacement cost basis and will be amortized over a six-month period, the period of time the Company estimates would be required to hire, train, and achieve full productivity for a replacement work force. The non-compete agreements were entered into with the two UltiMIS officers and founders. The non-compete agreements were valued based on the estimated amount of business that might be lost if these two principals were competing against the Company over the period of the agreements, and they are being amortized over the two-year term of the agreements. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired and will be amortized over 7 years.

    Pro forma financial information giving effect to the acquisition as if it had occurred at the beginning of the periods presented would not have been materially different than the Company's historical operating results.

(7) ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

    As a result of the Company's acquisitions of HPS on May 1, 2000 and UltiMIS on September 18, 2000, the Company recorded acquired in-process research and development totaling $490,576 and $2,481,111, respectively. For both transactions, the premise of value was fair market value in continued use.

    Among the assets that were valued by the Company were the Change Transfer and the Softwatch products from the HPS acquisition, and the StarProbe and StarTest products from the UltiMIS

                     SERENA SOFTWARE, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

(7) ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT (CONTINUED) acquisition, all of which were currently under development at their respective dates of acquisition. These technologies currently under development were valued on the premise of fair market value in continued use employing a version of the income approach referred to as the discounted cash flow approach. This methodology is based on discounting to present value, at an appropriate risk-adjusted discount rate, both the expenditures to be made to complete the development efforts (excluding the efforts to be completed on the development efforts underway) and the operating cash flows which the applications are projected to generate, less a return on the assets necessary to generate the operating cash flows.

    From these projected revenues, the Company deducted costs of sales, operating costs (excluding costs associated with the efforts to be completed on the development efforts underway), royalties and taxes to determine net cash flows. The Company estimated the percentage of completion of the development efforts for each application by comparing the estimated costs incurred and portions of the development accomplished through their respective acquisition dates by the total estimated cost and total development effort of developing these same applications. This percentage was calculated for each application and was then applied to the net cash flows for which each application was projected to generate. These net cash flows were then discounted to present values using appropriate risk-adjusted discount rates in order to arrive at discounted fair values for each application.

    The percentage complete and the appropriate risk-adjusted discount rate for each application were as follows:

                                                       PERCENTAGE
APPLICATION UNDER DEVELOPMENT                           COMPLETE    DISCOUNT RATE
-----------------------------                          ----------   -------------
HPS Acquisition--
  Change Transfer....................................     80.00%        24.00%
  Softwatch..........................................     60.00%        26.50%
UltiMIS Acquisition--
  StarProbe..........................................     90.00%        30.00%
  StarTest...........................................     70.00%        32.50%

    The rates used to discount the net cash flows to present value were initially based on the weighted average cost of capital ("WACC"). With respect to the HPS acquisition, the Company used discount rates of 24.0% and 26.5% for valuing the acquired in-process research and development and 21.5% for the core technologies. With respect to the UltiMIS acquisition, the Company used discount rates of 30.0% and 32.5% for valuing the acquired in-process research and development and 25.0% for the core technologies. In all cases, these discount rates are higher than the implied WACC due to the inherent uncertainties surrounding the successful development of the acquired in-process research and development, the useful life of such in-process research and development, the profitability levels of such in-process research and development, and the uncertainty of technological advances that were unknown at the time.

(8) SETTLEMENT OF LAWSUIT

    On August 7, 2000, the Company and Compuware Corporation settled the lawsuit outstanding which was pending in the United States District Court for the Eastern District of Michigan. The lawsuit

                     SERENA SOFTWARE, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

(8) SETTLEMENT OF LAWSUIT (CONTINUED)
was dismissed with prejudice and the settlement had no material adverse effect on the Company's results of operations or financial condition.

(9) STARTOOL ASSET PURCHASE

    On August 18, 2000, the Company acquired the StarTool technology from its principal developer, an employee, pursuant to the STARTOOL-Registered Trademark-ASSET PURCHASE AGREEMENT dated August 18, 2000. Prior to the acquisition, the developer had granted the Company an exclusive, worldwide and non-transferable license to copy, market and distribute the StarTool Program technology and all options thereto. The Company paid an aggregate amount of $20.9 million in a combination of $16 million in cash and 130,612 shares of common stock valued at $37.625 per share to the developer in exchange for all rights, title and interests in and to the StarTool technology. The per share value of the common stock was determined based on the closing market price of the common stock on August 18, 2000. The common stock received by the developer was placed in a hold-back escrow account at the closing of the transaction to cover any losses that the developer has agreed to indemnify the Company for in connection with the acquisition. Technology acquired has been capitalized and is being amortized over its estimated useful life of seven years.

    The purchase price and the terms of the transaction were determined in arms-length negotiations.

    Also pursuant to the Agreement, the developer entered into an Employment Agreement, on August 18, 2000, with the Company for a term of five years, to serve as a software architect.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

    THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS UNDER THE PRIVATE SECURITIES REFORM ACT OF 1995. CERTAIN STATEMENTS UNDER THE CAPTIONS "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND ELSEWHERE IN THIS REPORT ARE "FORWARD-LOOKING STATEMENTS." THESE FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, STATEMENTS ABOUT OUR PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS AND OTHER STATEMENTS CONTAINED IN THIS REPORT THAT ARE NOT HISTORICAL FACTS. WHEN USED IN THIS REPORT, THE WORDS "EXPECTS," "ANTICIPATES," "INTENDS," "PLANS," "BELIEVES," "SEEKS," "ESTIMATES" AND SIMILAR EXPRESSIONS ARE GENERALLY INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. BECAUSE THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, THERE ARE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS, INCLUDING OUR PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS AND OTHER FACTORS DISCUSSED UNDER "FACTORS THAT MAY AFFECT FUTURE RESULTS" UNDER "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND ELSEWHERE IN, OR INCORPORATED BY REFERENCE INTO, THIS REPORT. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE BUT ARE NOT LIMITED TO, OUR RELIANCE ON OUR MAINFRAME PRODUCTS FOR REVENUE, THE PERCENTAGE OF LICENSE REVENUE TYPICALLY CLOSED AT THE END OF EACH QUARTER MAKING ESTIMATION OF OPERATING RESULTS PRIOR TO THE END OF THE QUARTER EXTREMELY UNCERTAIN, CHANGES IN REVENUE MIX AND SEASONALITY, OUR ABILITY TO DELIVER OUR PRODUCTS ON THE DISTRIBUTED SYSTEMS PLATFORM, DEPENDENCE ON REVENUES FROM OUR INSTALLED BASE, CONTINUED DEMAND FOR ADDITIONAL MAINFRAME MIPS CAPACITY, EXPANSION OF OUR PROFESSIONAL SERVICES AND INTERNATIONAL ORGANIZATIONS AND OUR ABILITY TO MANAGE OUR GROWTH. WE ASSUME NO OBLIGATION TO UPDATE THE FORWARD-LOOKING INFORMATION CONTAINED IN THIS REPORT. IT IS IMPORTANT THAT THE DISCUSSION BELOW BE READ TOGETHER WITH THE ATTACHED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO, WITH THE DISCUSSION OF SUCH RISKS AND UNCERTAINTIES AND WITH THE AUDITED FINANCIAL STATEMENTS AND NOTES THERETO, AND THE "MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION," CONTAINED IN THE COMPANY'S FORM 10-K FOR FISCAL 2000.

RESULTS OF OPERATIONS

    References to the dollar and percentage increases or decreases set forth below in this discussion and analysis of SERENA's results of operations are derived from comparisons of SERENA's condensed consolidated statements of income and comprehensive income for the three and nine month periods ended October 31, 2000 to the condensed consolidated statements of income and comprehensive income for the three and nine month periods ended October 31, 1999. These results include the results of Diamond Optimum Systems, Inc. ("Diamond") from June 14, 1999, the date our acquisition of Diamond was completed, of High Power
Software, Inc. ("HPS") from May 1, 2000, the date our acquisition of HPS was completed, and of UltiMIS Corporation ("UltiMIS") from September 18, 2000, the date our acquisition of UlitMIS was completed.

    The following table sets forth our results of operations expressed as a percentage of total revenue. These operating results for the periods presented are not necessarily indicative of the results for the full fiscal year or any other period.

                                                                  PERCENTAGE OF               PERCENTAGE OF
                                                                     REVENUE                     REVENUE
                                                                   THREE MONTHS                NINE MONTHS
                                                                      ENDED                       ENDED
                                                                   OCTOBER 31,                 OCTOBER 31,
                                                              ----------------------      ----------------------
                                                                2000          1999          2000          1999
                                                              --------      --------      --------      --------
Revenue:
  Software licenses.........................................      53.8%         53.7%         55.1%         52.3%
  Maintenance...............................................      36.5%         38.4%         37.2%         36.8%
  Professional services.....................................       9.7%          7.9%          7.7%         10.9%
                                                               -------       -------       -------       -------
    TOTAL REVENUE...........................................     100.0%        100.0%        100.0%        100.0%
                                                               -------       -------       -------       -------
Cost of revenue:
  Software licenses.........................................       1.3%          3.4%          1.7%          4.1%
  Maintenance...............................................       4.7%          8.5%          6.1%          8.5%
  Professional services.....................................       7.7%          6.5%          6.4%          8.7%
                                                               -------       -------       -------       -------
    TOTAL COST OF REVENUE...................................      13.7%         18.4%         14.2%         21.3%
                                                               -------       -------       -------       -------
    GROSS PROFIT............................................      86.3%         81.6%         85.8%         78.7%
                                                               -------       -------       -------       -------
Operating expenses:
  Sales and marketing.......................................      25.7%         29.4%         27.7%         29.9%
  Research and development..................................      10.2%          9.2%          9.7%          9.6%
  General and administrative................................       6.8%          8.1%          9.4%          8.2%
  Stock-based compensation..................................       0.2%          1.0%          0.2%          1.2%
  Amortization of intangible assets.........................       6.4%          3.3%          4.1%          3.1%
  Acquired in-process research and development..............       9.3%           --           4.1%          1.9%
                                                               -------       -------       -------       -------
    TOTAL OPERATING EXPENSES................................      58.6%         51.0%         55.2%         53.9%
                                                               -------       -------       -------       -------
OPERATING INCOME............................................      27.7%         30.6%         30.6%         24.8%

Interest and other income, net..............................       6.8%          7.1%          7.7%          6.4%
                                                               -------       -------       -------       -------
  Income before income taxes................................      34.5%         37.7%         38.3%         31.2%

Income taxes................................................      14.8%         16.4%         16.6%         14.3%
                                                               -------       -------       -------       -------
  NET INCOME................................................      19.7%         21.3%         21.7%         16.9%
                                                               =======       =======       =======       =======

REVENUE

    We derive revenue from software licenses, maintenance and professional services. Our total revenue increased $7.6 million or 40% to $26.6 million in the current fiscal quarter ended October 31, 2000 from $19.0 million in the same quarter a year ago. For the nine month period ended October 31, 2000, total revenue increased $22.0 million or 43% to $73.0 million from $51.0 million in the same nine-month period a year ago.

    SOFTWARE LICENSES. Software licenses revenue as a percentage of total revenue was 54% and 55% in the current fiscal quarter and current fiscal nine months ended October 31, 2000, respectively, as compared to 54% and 52% in the same quarter and nine months a year ago. Software licenses revenue increased $4.1 million or 40% to $14.3 million in the current fiscal quarter from $10.2 million in the same quarter a year ago. For the nine month period ended October 31, 2000, software licenses revenue increased $13.5 million or 51% to $40.2 million from $26.7 million in the same nine months a year ago.

For both the quarter and nine months, the dollar increase is generally attributed to increased demand for new licenses of our products as a result of greater customer awareness of and need for third-party software change management ("SCM") solutions, fueled by new IT initiatives around the internet, eCommerce and the webification of legacy systems. The introduction of our distributed system products, primarily ECHANGE MAN in the second half of fiscal 2000, has contributed significantly to the dollar increase when comparing the current quarter and nine month period to the same periods a year ago. CHANGE MAN and ECHANGE MAN together make up a significant portion of total software licenses revenue. These products accounted for $9.0 million or 63% and $21.8 million or 54% of total software licenses revenue in the current fiscal quarter and current fiscal nine months, respectively, as compared to $3.8 million or 37% and $10.4 million or 39% in the same quarter and nine months a year ago.

    MAINTENANCE. Maintenance revenue as a percentage of total revenue was 37% in both the current fiscal quarter and current fiscal nine months ended
October 31, 2000 as compared to 38% and 37% in the same quarter and nine months, respectively, a year ago. Maintenance revenue increased $2.4 million or 33% to $9.7 million in the current fiscal quarter from $7.3 million in the same quarter a year ago. For the nine-month period ended October 31, 2000, maintenance revenue increased $8.4 million or 45% to $27.2 million from $18.8 million in the same nine months a year ago. For both the quarter and nine months, the dollar increase reflects both growth in installed software licenses base, as new licenses generally include one year of maintenance, renewals of maintenance agreements by existing customers and, to a lesser extent, maintenance price increases.

    PROFESSIONAL SERVICES. Professional services revenue was 10% and 8% of total revenue in the current fiscal quarter and current fiscal nine months, respectively, ended October 31, 2000 as compared to 8% and 11% in the same quarter and nine months, respectively, a year ago. Professional services revenue increased $1.1 million or 70% to $2.6 million in the current fiscal quarter from $1.5 million in the same quarter a year ago. For the nine-month period ended October 31, 2000, professional services revenue increased $0.1 million or 1% to $5.6 million from $5.5 million in the same nine months a year ago. The significant dollar increase in the most recent quarter reflects an increase in demand for professional services as certain of our customers who had previously put projects on hold in order to address their remediation, testing and other activities associated with becoming Year 2000 compliant, are now completing old projects and initiating new contracts to implement SCM. Professional services revenue for the first nine months through October 31, 2000 is predominantly unchanged when compared to the same nine month period a year ago as the decrease in revenues in the first half of the current fiscal year has been offset by the strong increase in the current fiscal quarter.

COST OF REVENUE

    Cost of revenue, which consists of cost of software licenses, cost of maintenance and cost of professional services, was $3.7 million and $10.4 million in the current fiscal quarter and fiscal nine months, respectively, or 14% of total revenue as compared to $3.5 million or 18% and $10.9 million or 21% in the same quarter and nine months a year ago. For both the quarter and nine months, the decreases as a percentage of total revenue are predominantly the result of growth in higher margin software licenses revenue exceeding the growth in other categories of lower margin revenue, and more recently, the removal of sublicense fees associated with our DETECT+RESOLVE MAINFRAME, STARTOOL and STARWARP products. For the nine months ended
October 31, 2000, when compared to the same nine month period a year ago, a margin decline in professional services was more than offset by significant margin improvements in both software licenses and maintenance. For the most recent quarter, when compared to the same quarter a year ago, margins improvements were across all revenue categories as a result of increased demand for automated SCM solutions.

    SOFTWARE LICENSES. Cost of software licenses consists principally of sublicense fees associated with our STARTOOL and STARWARP products through the middle of the current fiscal quarter and our

DETECT+RESOLVE MAINFRAME product through the first fiscal quarter ended
April 30, 2000. Cost of software licenses as a percentage of total software licenses revenue was 2% and 3% in the current fiscal quarter and current fiscal nine months, respectively, ended October 31, 2000 as compared to 6% and 8% in the same quarter and nine months a year ago. Cost of software licenses decreased $0.3 million or 47% to $0.3 million and $0.8 million or 40% to $1.3 million in the current fiscal quarter and fiscal nine months, respectively, from $0.6 million and $2.1 million in the same quarter and nine months a year ago. For both the quarter and nine months, the decreases in absolute dollar terms and as a percentage of total software licenses revenue, is attributable to decreases in royalty-bearing software licenses, predominantly STARTOOL, as a percentage of total software licenses revenue and the elimination of royalty fees beginning in the second fiscal quarter of the current fiscal year associated with our DETECT+RESOLVE MAINFRAME product due to our purchase of HPS and most recently, the elimination of royalty fees associated with our STARTOOL and STARWARP products as a result of the STARTOOL asset purchase in the current fiscal quarter.

    MAINTENANCE. Cost of maintenance consists primarily of salaries, bonuses and other costs associated with our customer support organizations, and to a lesser extent, sublicense fees associated with our STARTOOL and STARWARP products through the middle of the current fiscal quarter and our DETECT+RESOLVE MAINFRAME product through the first fiscal quarter ended April 30, 2000. Cost of maintenance as a percentage of total maintenance revenue was 13% and 16% in the current fiscal quarter and current fiscal nine months, respectively, as compared to 22% and 23% in the same quarter and nine months a year ago. Cost of maintenance decreased $0.3 million or 22% to $1.3 million and increased
$0.1 million or 2% to $4.4 million in the current fiscal quarter and fiscal nine months, respectively, from $1.6 million and $4.3 million in the same quarter and nine months a year ago, respectively. For the current fiscal quarter, when compared to the same quarter a year ago, the absolute dollar decrease is predominantly due to decreases in sublicense fees associated with the STARTOOL and STARWARP products and the removal of royalty fees on DETECT+RESOLVE MAINFRAME beginning in the second fiscal quarter, offset in part by increased personnel and expenses associated with our customer support organization. For the current fiscal nine months, when compared to the same period a year ago, the absolute dollars increased slightly as decreases in sublicense fees were offset by increased expenses associated with our customer support organization. Sublicense fees are paid to owners of third party products for providing maintenance enhancements and code fixes. For both the current fiscal quarter and current fiscal nine months, cost of maintenance as a percentage of total maintenance revenue decreased as the rate of increase in maintenance revenue was greater than the rate of increase in costs associated with our customer support organization and the decrease in sublicense fees.

    PROFESSIONAL SERVICES. Cost of professional services consists of salaries, bonuses and other costs associated with supporting our professional services organization. Cost of professional services as a percentage of total professional services revenue was 80% and 84% in the current fiscal quarter and current fiscal nine months, respectively, as compared to 82% and 80% in the same quarter and nine months a year ago. Cost of professional services increased
$0.8 million or 65% to $2.1 million and $0.3 million or 6% to $4.7 million in the current fiscal quarter and current fiscal nine months, respectively, from $1.3 million and $4.4 million in the same quarter and nine months a year ago. For both the quarter and nine months, the absolute dollar increases are directly related to the increases in our professional services organization, offset in part by reductions earlier in the current fiscal year of independent contractors and reallocating professional services resources to other parts of our organization as a result of our customers putting projects on hold to address issues associated with becoming Year 2000 compliant. For the most recent quarter, when compared to the same quarter a year ago, cost of professional services as a percentage of total professional services revenue decreased as the rate of increase in professional services revenue was greater than the rate of increase in costs associated with our professional services organization.

OPERATING EXPENSES

    SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, commissions and bonuses, payroll taxes, and employee benefits as well as travel, entertainment and marketing expenses. Sales and marketing expenses as a percentage of total revenue was 26% and 28% in the current fiscal quarter and current fiscal nine months ended October 31, 2000, respectively, as compared to 29% and 30% in the same quarter and nine months a year ago. Sales and marketing expenses increased $1.3 million or 22% to $6.8 million and $5.0 million or 33% to $20.2 million in the current fiscal quarter and nine months, respectively, from $5.5 million and $15.2 million in the same quarter and nine months a year ago. For both the current fiscal quarter and current fiscal nine months, the dollar increase is due primarily to our expansion of our direct sales and marketing organization, and to a lesser extent, our marketing initiatives surrounding our distributed systems products and the development of our international sales and telesales efforts. As a percentage of total revenue, sales and marketing expenses decreased slightly when comparing the current fiscal quarter and nine months to the same quarter and nine months a year ago, as the rate of increase in total revenue was greater than the rate of increase in sales and marketing expenses. In absolute dollar terms, we expect sales and marketing expenses to increase as we continue to hire additional sales and marketing personnel, market our distributed systems products and undertake additional marketing programs.

    RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of salaries, bonuses, payroll taxes, and employee benefits and costs attributable to research and development activities. Research and development expenses as a percentage of total revenue was 10% in both the current fiscal quarter and current fiscal nine months ended October 31, 2000, respectively, as compared to 9% and 10% in the same quarter and nine months, respectively, a year ago. Research and development expenses increased $0.9 million or 54% to $2.7 million and $2.2 million or 45% to $7.1 million in the current fiscal quarter and nine months, respectively, from $1.8 million and $4.9 million in the same quarter and nine months a year ago. For the current fiscal nine months and the current fiscal quarter when compared to the same periods a year ago, the dollar increase is primarily due to salary, bonus, payroll tax, employee benefits and other headcount related costs which resulted from the expansion of our research and development efforts to enhance existing products and develop our distributed systems products. For the current fiscal quarter, when compared to the same quarter a year ago, the dollar increase is also due to the Company's acquisition of UltiMIS in September 2000 and the STARTOOL asset purchase in August 2000. We expect research and development expenses to increase, both as a percentage of total revenue and in absolute dollar terms, as we continue to hire additional research and development personnel primarily to develop our distributed systems product suite.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries, bonuses, payroll taxes, and benefits and certain non-allocable administrative costs, including legal and accounting fees and bad debts. General and administrative expenses as a percentage of total revenue were 7% and 9% in the current fiscal quarter and nine months, respectively, as compared to 8% in both the same quarter and nine months a year ago. General and administrative expenses increased $0.2 million or 16% to $1.8 million and $2.7 million or 64% to $6.9 million in the current fiscal quarter and nine months, respectively, from $1.6 million and $4.2 million in the same quarter and nine months a year ago. For the current fiscal quarter, when compared to the same quarter a year ago, the dollar increase is primarily due to increases in salary, bonus, payroll tax and employee benefit costs associated with the expansion of our administrative infrastructure in order to support our increased sales, marketing, professional services and maintenance activities, all offset by a decrease in legal fees as a result of the Company's lawsuit settlement early in the quarter. For the current fiscal nine months, when compared to the same nine months a year ago, the dollar increase was equally attributable to administrative infrastructure expansion costs and legal fees. We expect general and administrative expenses to increase in absolute dollar terms as we expand our infrastructure and our operations.

    AMORTIZATION OF INTANGIBLE ASSETS. In connection with the acquisitions of Optima Software, Inc. in September 1998, Diamond in June 1999, HPS in May 2000 and UltiMIS in September 2000, and the STARTOOL asset purchase in August 2000, the Company has recorded $65.6 million in intangible assets, of which $59.6 million is unamortized as of October 31, 2000. Combined, intangible assets are being amortized over periods of one year or less on $0.9 million, two to seven years on $43.5 million and fifteen years on the remaining $21.2 million. Of the total intangible assets, $1.7 million and $3.0 were amortized in the current fiscal quarter and current fiscal nine months, respectively, as compared to $0.6 million and $1.6 million in the same quarter and nine months a year ago. We expect to amortize an additional $2.2 million in the final quarter of fiscal 2001 and approximately $2.0 million per quarter over the next eight quarters through the end of fiscal 2003. The intangible assets will be fully amortized by the end of fiscal 2014.

    ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT. In connection with the Company's acquisitions of HPS and UltiMIS in the second and third quarters of fiscal 2001, respectively, the Company recorded one-time charges of $2.5 million and $3.0 million in the current quarter and nine months, respectively, ended October 31, 2000, in recording acquired in-process research and development. See notes 5, 6 and 7 in the Notes to Condensed Consolidated Financial Statements. In connection with the Company's acquisition of Diamond in the second fiscal quarter a year ago, the Company took a one-time charge of $1.0 million in recording acquired in-process research and development.

INTEREST AND OTHER INCOME, NET

    INTEREST AND OTHER INCOME, NET. Interest and other income, net increased $0.5 million or 34% to $1.8 million and $2.4 million or 74% to $5.7 million in the current fiscal quarter and nine months, respectively, from $1.3 million and $3.3 million in the same quarter and nine months a year ago. For both the current fiscal quarter and nine months, the dollar increase in interest and other income, net is generally due to increases in balances on interest bearing accounts, such as cash and cash equivalents, and both short and long-term investments, resulting from accumulation of earnings. The increase in the current fiscal nine months ended October 31, 2000, when compared to the same nine months a year ago, was also the direct result of the Company's initial public offering in February 1999 which generated net proceeds to the Company totaling $48.4 million and $10.9 million in February 1999 and March 1999, respectively.

INCOME TAXES

    INCOME TAXES. Income taxes in absolute dollar terms and effective income tax rates were $4.0 million or 43% and $12.1 million or 43% in the current fiscal quarter and nine months, respectively, ended October 31, 2000 as compared to $3.1 million or 44% and $7.3 million or 46% in the same quarter and nine months a year ago. The Company's effective income tax rate has decreased slightly in the current fiscal quarter and nine months, when compared to the same quarter and nine months a year ago, predominantly due to increased revenue growth offset by increases in nondeductible charges of $3.4 million and $2.9 million in the current fiscal quarter and nine months, respectively. SERENA's effective income tax rate has historically benefited from the United States research and experimentation tax credit and tax benefits generated from export sales made from the United States.

LIQUIDITY AND CAPITAL RESOURCES

    Since SERENA's inception, we have financed our operations and met our capital requirements through cash flows from operations. As of October 31, 2000, SERENA had $81.2 million in cash and cash equivalents, and an additional
$18.7 million in short-term investments consisting principally of high grade commercial paper, certificates of deposit and short-term bonds. Cash flows provided by operating activities were $19.6 million and $14.0 million in the current fiscal nine months ended October 31, 2000 and the same nine months a year ago, respectively. SERENA's cash flows provided by operating activities exceeded net income during each of these periods principally due to the inclusion of non-cash expenses in net income, cash collections in advance of revenue recognition for maintenance contracts and increases in accrued expenses; all partially offset by decreases in income taxes payable and growth in trade accounts receivable and prepaid expenses and other assets. In the current fiscal nine months ended October 31, 2000, cash used in investing activities were predominantly related to the Company's acquisitions of StarTool, UltiMIS and HPS, which accounted for $16.0 million, $7.5 million and $1.6 million, respectively; all partially offset by the sale of short and long-term investments totaling $4.6 million. In the same nine month period a year ago, cash used in investing activities were predominantly related to the purchase of short and long-term investments totaling $26.7 million and the Company's acquisition of Diamond totaling $1.5 million; all partially offset by the payment of notes due from a stockholder totaling $0.6 million. To a lesser extent, cash used in investing activities also came from purchases of computer equipment and office furniture and equipment in both nine month periods. In the current fiscal nine months ended October 31, 2000, cash flows from financing activities came entirely from the purchase of common stock under the Company's employee stock purchase plan, the exercise of stock options under the Company's employee stock option plan, and payment of principal on notes receivable from stockholders totaling $0.8 million, $0.8 million and $0.7 million, respectively. In the same nine months from a year ago, cash flows from financing activities came predominantly from the Company's initial public offering of common stock in February 1999 resulting in net proceeds to the Company of $57.9 million and the purchase of common stock under the Company's employee stock purchase plan totaling $0.5 million.

    At October 31, 2000, the Company did not have any material commitments for capital expenditures and has no revolving credit agreement or other term loan agreements with any bank or other financial institution.

    At October 31, 2000, the Company had working capital of $90.8 million and accounts receivable, net of allowances, of $18.1 million. Total deferred revenue increased to $21.7 million at October 31, 2000 from $19.0 million at January 31, 2000 primarily as a result of increased billings of maintenance fees.

    We believe that current cash and short-term investments, and cash flows from operations will satisfy our working capital and capital expenditure requirements for at least the next twelve months.

FACTORS THAT MAY AFFECT FUTURE RESULTS

    THIS REPORT, INCLUDING THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTAINS FORWARD-LOOKING STATEMENTS UNDER THE PRIVATE SECURITIES REFORM ACT OF 1995 AND OTHER PROSPECTIVE INFORMATION RELATING TO FUTURE EVENTS. THESE FORWARD-LOOKING STATEMENTS AND OTHER INFORMATION ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR ANTICIPATED RESULTS, INCLUDING BUT NOT LIMITED TO, OUR RELIANCE ON OUR MAINFRAME PRODUCTS FOR REVENUE, THE PERCENTAGE OF LICENSE REVENUE TYPICALLY CLOSED AT THE END OF EACH QUARTER MAKING ESTIMATION OF OPERATING RESULTS PRIOR TO THE END OF THE QUARTER EXTREMELY UNCERTAIN, CHANGES IN REVENUE MIX AND SEASONALITY, OUR ABILITY TO DELIVER OUR PRODUCTS ON THE DISTRIBUTED SYSTEMS PLATFORM, DEPENDENCE ON REVENUES FROM OUR INSTALLED BASE, CONTINUED DEMAND FOR ADDITIONAL MAINFRAME MIPS CAPACITY, EXPANSION OF OUR PROFESSIONAL SERVICES AND INTERNATIONAL ORGANIZATIONS, OUR ABILITY TO MANAGE OUR GROWTH AND THE FOLLOWING:

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

WE HAVE RELIED AND EXPECT TO CONTINUE TO RELY ON SALES OF OUR MAINFRAME PRODUCTS FOR OUR REVENUE

    Historically, the majority of our software license revenue has resulted from the sale of our mainframe products. Any factors adversely affecting the pricing of, demand for or market acceptance of our mainframe products, such as competition or technological change, could materially adversely affect our business and quarterly and annual operating results. In particular, CHANGE MAN and COMPAREX, two of our mainframe products, have been responsible for a substantial majority of our revenue. In the current fiscal quarter ended
October 31, 2000 and the same quarter from a year ago, sales of CHANGE MAN and COMPAREX together accounted for approximately 70% and 77% of our software licenses revenue, respectively. We expect that these products will continue to account for a large portion of our software licenses revenue for the foreseeable future. Our future operating results depend on the continued market acceptance of our mainframe products, including future enhancements.

OUR INTRODUCTION OF SERENA SCM PRODUCTS FOR DISTRIBUTED SYSTEMS MAY NOT BE SUCCESSFUL

    We introduced our ECHANGE MAN product in fiscal 2000 and our EREQUESTMAN product in fiscal 2001. We plan to introduce our CHANGECONTENT product in the fourth quarter of fiscal 2001, and are currently developing new products and enhancing our product suite to support additional distributed systems platforms. If we do not successfully develop, market, sell and support our distributed systems products, this would materially adversely affect our business and our future quarterly and annual operating results. Historically, the majority of our products have been designed for the mainframe platform, and the majority of our software license revenue, maintenance revenue and professional services revenue to date have been attributable to licenses for these mainframe products. We do not have experience developing, marketing, selling or supporting distributed systems products. Developing, marketing and selling our distributed systems products will require significant resources that we may not have. Our sales and marketing organizations have historically focused exclusively on sales of our products for the mainframe and have limited experience marketing and selling distributed systems products. Additionally, we do not have any experience in providing support services for distributed systems products. Competition for experienced software engineers, sales personnel and support staff is intense and if we fail to attract qualified personnel this would impair our ability to support our distributed systems products. Many of our competitors have substantially greater experience providing distributed systems compatible software products than we do, and many also have significantly greater financial and organizational resources.

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

WE MAY EXPERIENCE DELAYS IN DEVELOPING OUR PRODUCTS WHICH COULD ADVERSELY AFFECT OUR BUSINESS

    If we are unable, for technological or other reasons, to develop and introduce new and improved products in a timely manner, in particular our CHANGECONTENT product, this could materially adversely affect our business and future quarterly and annual operating results. We have experienced product development delays in new version and update releases in the past and may experience similar or more significant product delays in the future. To date, none of these delays has materially affected our business. Difficulties in product development could delay or prevent the successful introduction or marketing of new or improved products or the delivery of new versions of our products to our customers. In particular, we may experience delays in introducing our distributed systems product suite. Any delay in releasing our new distributed systems products, for whatever reason, would impair our revenue growth.

WE HAVE EXPERIENCED SIGNIFICANT GROWTH IN OUR BUSINESS IN RECENT PERIODS AND OUR ABILITY TO MANAGE THIS GROWTH AND ANY FUTURE GROWTH WILL AFFECT OUR BUSINESS

    Our ability to compete effectively and to manage our recent growth, any future growth and our future quarterly and annual operating results will depend in part on our ability to implement and expand operational, customer support and financial control systems and to hire, train and manage our employees. We may not be able to augment or improve existing systems and controls or implement new systems and controls in response to future growth, if any. Any failure to manage growth could materially adversely affect our business. Our business has grown substantially in recent years, with total revenue increasing from $32.1 million in fiscal 1998 to $48.3 million in fiscal 1999 and to $75.4 million in fiscal 2000. In connection with this revenue growth, we continue to expand our sales, marketing and professional service activities and organizations. Additionally, our acquisitions of Diamond, HPS and StarTool expanded our research and development organization. This growth has resulted, and any future growth will result, in new and increased responsibilities for management personnel.

WE INTEND TO EXPAND OUR INTERNATIONAL OPERATIONS AND MAY ENCOUNTER A NUMBER OF PROBLEMS IN DOING SO; THERE ARE ALSO A NUMBER OF FACTORS ASSOCIATED WITH INTERNATIONAL OPERATIONS THAT COULD ADVERSELY AFFECT OUR BUSINESS

    EXPANSION OF INTERNATIONAL OPERATIONS. We intend to expand the scope of our international operations and currently have sales subsidiaries in the United Kingdom, Germany and France. If we are unable to expand our international operations successfully and in a timely manner, this could materially adversely affect our business and quarterly and annual operating results. Our continued growth and profitability will require continued expansion of our international operations, particularly in Europe. We intend to open additional international offices over the next twelve months. We have only limited experience in marketing, selling and supporting our products internationally. Additionally, we do not have any experience in developing foreign language versions of our products. Such development may be more difficult or take longer than we anticipate. We may not be able to successfully market, sell, deliver and support our products internationally.

    RISKS OF INTERNATIONAL OPERATIONS. International sales represented approximately 28% of our total licenses revenue in the current fiscal quarter ended October 31, 2000, up from 13% in the same quarter a year ago. Our international revenue is attributable principally to our European operations. Our international operations are, and any expanded international operations will be, subject to a variety of risks associated with conducting business internationally that could materially adversely affect our business and future quarterly and annual operating results, including the following:

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

    - Seasonal reductions in business activity during the summer months in Europe and certain other parts of the world

    - Recessionary environments in foreign economies

    - Increases in tariffs, duties, price controls or other restrictions on foreign currencies or trade barriers imposed by foreign countries

FLUCTUATIONS IN THE VALUE OF FOREIGN CURRENCIES COULD RESULT IN CURRENCY TRANSACTION LOSSES FOR SERENA

    A majority of our international business is conducted in foreign currencies, principally the British pound and the German deutsche mark. Fluctuations in the value of foreign currencies relative to the U.S. dollar did cause in the third quarter of fiscal 2001 and will continue to cause currency transaction gains and losses. We cannot predict the effect of exchange rate fluctuations upon future quarterly and annual operating results. We may experience currency losses in the future. To date, we have not adopted a hedging program to protect SERENA from risks associated with foreign currency fluctuations.

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

    MAINFRAME COMPETITION. We currently face competition from a number of sources, including:

    - Customers' internal IT departments

    - Providers of SCM products that compete directly with CHANGE MAN and COMPAREX such as Computer Associates, MERANT, IBM and smaller private companies

    - Providers of SCM application development programmer productivity and system management products such as Compuware, IBM and smaller private companies

    COMPETITION IN THE DISTRIBUTED SYSTEMS SCM MARKET. We also face significant competition as we develop, market and sell our distributed systems products, including ECHANGE MAN AND EREQUEST MAN. If we are unable to successfully penetrate the distributed systems SCM market, our business and future quarterly and annual operating results will be materially adversely affected. Penetrating the existing distributed systems SCM market will be difficult. Competitors in the distributed systems market include Rational Software, Computer Associates, Continuus, MERANT, Microsoft, Novell, and other smaller private companies.

    FUTURE COMPETITION. We may face competition in the future from established companies who have not previously entered the mainframe SCM market, from emerging software companies, or from other web content management software companies. Barriers to entry in the software market are relatively low. Increased competition may materially adversely affect our business and future quarterly and annual operating results due to price reductions, reduced gross margins and reduction in market share. Established companies may not only develop their own mainframe SCM solutions, but they may also acquire or establish cooperative relationships with our current competitors, including cooperative relationships between large, established companies and smaller private companies. Because larger companies have significant financial and organizational resources available, they may be able to quickly penetrate the mainframe SCM market through acquisitions or strategic relationships and may be able to leverage the technology and expertise of smaller companies and develop successful SCM products for the mainframe. We expect that the software industry, in general, and providers of SCM solutions, in particular, will continue to consolidate. It is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

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

    If we fail to significantly expand our direct sales and telesales force, our ability to sell our products into new markets and to increase our product penetration into our existing markets will be impaired. Failure to expand our distribution channels through any of these means could materially adversely affect our business and our future quarterly and annual operating results. In addition, our ability to achieve revenue growth in future periods will be heavily dependent on our success in recruiting and training sufficient direct sales personnel. We are planning to significantly expand our direct sales efforts in North America and Europe and while we are investing, and plan to continue to invest, substantial resources on this expansion, we have at times experienced, and expect to continue to experience, difficulty in recruiting and retaining qualified direct sales personnel. In addition to expanding our direct sales efforts, we are also currently investing, and we intend to continue to invest, substantial resources in selling our products through telesales personnel. We also intend to extend our distribution channels by partnering with leading helpdesk management, web application server companies, software distribution application and system framework providers and may also attempt to develop additional sales and marketing channels through system integrators, original equipment manufacturers and other partners.

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

    Our future success will depend on our ability to address the increasingly sophisticated needs of our customers by supporting existing and emerging hardware, software, database and networking platforms particularly for our distributed systems products. We will have to develop and introduce enhancements to our existing products and new products on a timely basis to keep pace with technological developments, evolving industry standards and changing customer requirements. We expect that we will have to respond quickly to rapid technological change, changing customer needs, frequent new product introductions and evolving industry standards that may render existing products and services obsolete. As a result, our position in existing markets or potential markets could be eroded rapidly by product advances. The life cycles of our products are difficult to estimate. Our growth and future financial performance will depend in part upon our ability to enhance existing applications, develop and introduce new applications that keep pace with technological advances, meet changing customer requirements and respond to competitive products. We expect that our product development efforts will continue to require substantial investments. We may not have sufficient resources to make the necessary investments. Any of these events could have a material adverse effect on our business, quarterly and annual operating results and financial condition.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    The Company does not use derivative financial instruments in its investment portfolio and has no foreign exchange contracts. Its financial instruments consist of cash and cash equivalents, short and long-term investments, trade accounts and contracts receivable and accounts payable. The Company considers investments in highly liquid instruments purchased with a remaining maturity of 90 days or less to be cash equivalents. All of the Company's cash equivalents and short and long-term investments, principally consist of commercial paper and debt securities, and are classified as available-for-sale as of October 31, 2000. The Company's exposure to market risk for changes in interest rates relates primarily to its short and long-term investments and short-term obligations, thus, fluctuations in interest rates would not have a material impact on the fair value of these securities.

    Sales to foreign countries accounted for approximately 22% and 17% of the total revenue during the quarter and nine months, respectively, ended
October 31, 2000. Because the Company invoices certain of its foreign sales in currencies other than the United States dollar, predominantly the British pound sterling and German deutsche mark, and does not hedge these transactions, fluctuations in exchange rates did in the third quarter of fiscal 2001, and could in the future adversely affect the translated results of operations of the Company's foreign subsidiaries. Therefore, foreign exchange fluctuation could create a risk of significant balance sheet gains or losses on the Company's consolidated financial statements.

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

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS

    In February 1999, SERENA completed the sale of 9 million shares of its Common Stock, including 3 million shares on behalf of selling stockholders, at a per share price of $8.67 in a firm commitment underwritten public offering pursuant to a Registration Statement on Form S-1 (File No. 333-67761) which the Securities and Exchange Commission declared effective on February 11, 1999. The offering was underwritten by Chase H&Q LLC, SG Cowen Securities Corporation and Wit SoundView Corp. In March 1999, an over-allotment option granted by SERENA to the underwriters for the purchase of up to 1,350,000 additional shares of SERENA Common Stock was exercised in full by the underwriters.

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

    On August 18, 2000, the Company acquired the StarTool technology from its principal developer, an employee, pursuant to the STARTOOL-Registered Trademark-ASSET PURCHASE AGREEMENT dated August 18, 2000. Prior to the acquisition, the developer had granted the Company an exclusive, worldwide and non-transferable license to copy, market and distribute the StarTool Program technology and all options thereto. The Company paid an aggregate amount of $20.9 million in a combination of $16 million in cash and 130,612 shares of common stock valued at $37.625 per share to the developer in exchange for all rights, title and interests in and to the StarTool technology. The per share value of the common stock was determined based on the closing market price of the common stock on August 18, 2000. The common stock received by the developer was placed in a hold-back escrow account at the closing of the transaction to cover any losses that the developer has agreed to indemnify the Company for in connection with the acquisition. Technology acquired has been capitalized and is being amortized over its estimated useful life of seven years.

    On September 18, 2000, the Company acquired UltiMIS Corporation ("UltiMIS"), a leading provider of data center performance and programmer productivity software products which allowed the Company to accelerate its time to market for StarSuite, a group of collaborative products packaged as a complete suite. The acquisition was accounted for using the purchase method of accounting, and accordingly, the results of operations of UltiMIS are included in the Company's consolidated financial statements from September 18, 2000. The Company acquired all the assets and assumed all the liabilities of UltiMIS in exchange for cash of approximately $7.7 million and the issuance of 173,758 shares of the Company's common stock valued at $43.35 per share. The transaction was valued at approximately $15.3 million.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

ITEM 5. OTHER INFORMATION

    Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT NO.             EXHIBIT TITLE
-----------             -------------

         (a)            Exhibits

        27.1            Financial Data Schedule

         (b)            Reports on Form 8-K

                        The Registrant filed a Report on Form 8-K dated August 18,
                        2000 reporting an event under Item 2 and 7.

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

Date: December 13, 2000