Form 10-K
period 2001-01-31
SERENA SOFTWARE INC
filed 2001-04-30
CIK 1073967

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2001
or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-25285

SERENA SOFTWARE, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-2669809 (I.R.S. Employer Identification No.)
500 Airport Boulevard, 2nd Floor, Burlingame, California (Address of principal executive offices)	94010-1904 (Zip Code)

Registrant's telephone number, including area code: 650-696-1800

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

Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the closing sale price of the Common Stock on March 31, 2001, as reported on the Nasdaq National Market, was approximately $159,773,476. Shares of Common Stock held by each executive officer and director and by each person who may be deemed to be an affiliate of the Registrant have been excluded from this computation. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 31, 2001, the Registrant had 39,769,237 shares of Common Stock, $0.001 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

    The Registrant has incorporated by reference into Part III of this Form 10-K portions of its Proxy Statement for the 2001 Annual Meeting of Stockholders, which is currently scheduled to be held on June 29, 2001.

SERENA SOFTWARE, INC.
ANNUAL REPORT ON FORM 10-K

PART I

Item 1. Business

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

Overview

    SERENA is a leading provider of eBusiness infrastructure software change management, or SCM, solutions. Our products and services are used to manage and control software change for organizations whose business operations are dependent on managing information technology, or IT. In our 20 year history, we have developed highly effective solutions for managing software change that enable our customers to improve their return on IT investments by improving software quality, accelerating time to market, and increasing programmer productivity while reducing application development and IT infrastructure maintenance costs. All large companies have a process for managing change to software applications, including new version releases, "bug fixes," upgrades and application introductions. Our products help IT managers manage software changes to applications by automating and enforcing the process throughout the software application life cycle. Our consulting services help companies improve their process by identifying where their current practices deviate from standard practices and making appropriate recommendations. As of January 31, 2001, our products have been installed in over 2,750 customer sites worldwide and our customers include 42 of the Fortune 50 companies such as American Express, Bank of America, Caterpillar, Citigroup, General Electric, IBM, MetLife, Prudential, and SBC Communications.

    The Company was incorporated in California in 1980 and reincorporated in Delaware in 1998. Unless the context otherwise requires, references in this report to "SERENA" and the "Company" refer to SERENA Software, Inc., a Delaware corporation, and its predecessor, SERENA Software International, Inc., a California corporation. The Company's executive offices are located at 500 Airport Boulevard, 2nd Floor, Burlingame, California 94010-1904 and its telephone number is (650) 696-1800.

Industry Background

    The evolution of enterprise computing from centralized, mainframe-based computing to distributed, client/server and Web-based computing has added substantial complexity in recent years to the management of IT infrastructures. Today's IT environment is characterized by distributed information systems, applications and networks, comprising a wide range of hardware platforms, operating systems, databases, software and content development tools, networking protocols and packaged and internally developed software. This distributed computing environment has fueled a proliferation of applications disseminated throughout the enterprise as departments and individual users have been empowered to independently sponsor applications. These often disparate applications must be continually maintained and often enhanced to be compatible with emerging technologies and to keep pace with a dynamic business environment. The advent of the Internet, intranets, extranets, and eBusiness has added further complexity by stimulating the development of new applications, extending the reach of applications throughout and beyond the enterprise while placing a higher premium on speed, quality and, more recently, cost containment.

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

    Software change management products have historically focused on managing change to applications running on a single platform. eBusiness has introduced a new set of requirements. These include managing change to applications running across the more complex multi-tier, multi-platform architecture utilized by today's eBusiness applications; and coordinating software code changes with Web content changes, which make a critical part of the customer interface.

    A key challenge for IT organizations is managing software change across multiple platforms throughout the enterprise, including new version releases, "bug fixes," upgrades and application introductions. Any software change, if not managed effectively, has the potential to cause system outages or corrupt data, which could result in disruption throughout the enterprise and lost business. For example, a single, undetected error in a software update could have catastrophic results in such critical systems as billing applications and securities trading. Change in software applications can occur at all phases of the software application life cycle, from design and analysis to development, through testing and production and into post-deployment support and maintenance. With the customer facing nature of many eBusiness applications, the cost of application downtime has increased significantly.

    Still most organizations attempt to address their SCM requirements internally either with paper based, manually implemented policies and procedures or by developing their own software solutions. These internal solutions generally require substantial IT resources, have lengthy implementation cycles, lack the robust functionality of commercially available products, frequently fail and are not cost effective. To overcome the costs and risks associated with internally developed software change management solutions, many organizations are now seeking commercially developed SCM solutions that enable them to cost effectively manage and control change throughout the software application life cycle and across the enterprise. We believe sophisticated SCM solutions are required as organizations face increasingly complex and distributed IT infrastructures, limited IT resources, remote IT project teams and tight budget constraints.

    Successful management of IT infrastructures requires the ability to manage rapid and unpredictable technological change within increasingly complex and heterogeneous computing environments. Change drivers include eBusiness initiatives, competitive pressures, short time-to-market windows, mergers and acquisitions, budget pressures, productivity/quality improvement imperatives, and regulatory changes.

    SERENA provides a full suite of software change management products and services for managing and controlling change throughout the software application life cycle from the mainframe to the Web. Our product suite automates the management of the software application life cycle and creates an IT environment that facilitates concurrent development efforts by separate programming teams, improves process consistency, enhances software integrity and protects valuable software assets. We have announced and are developing products to allow customers to manage Web content changes along with software changes to more completely meet the requirements of eBusiness. Key components of our solution are comprehensive product functionality, a high level of adaptability and ease of use and implementation, the use of our consulting services which complement our product offerings, and improved return on IT investment. Key components of our strategy include maintaining our technology leadership, extending SCM solutions across the enterprise and into Web content management, leveraging our customer base, continuing to expand consulting services offerings, expanding global sales, and pursuing strategic relationships and acquisitions.

Products

    SERENA develops, markets and supports a full suite of mainframe SCM products for managing and controlling change throughout the software application life cycle. SERENA's product offerings support the industry standard IBM mainframe platforms. This product suite automates the software application life cycle and creates an IT environment that facilitates concurrent development efforts by separate programming teams, improves process consistency, enhances software integrity and protects valuable software assets. Our products significantly improve programmer productivity, application availability, and customers' return on IT investments, while reducing software application development costs.

    In September 2000 with the acquisition of UltiMIS Corporation, SERENA announced StarSuite, a suite of products focused on improving mainframe programmer productivity. StarSuite consists of our legacy StarTool product for file and data management, combined with former UltiMIS products StarSpy/390 and StarSpy/CICS for fault diagnostics and Ultimizer for optimizing input/output (I/O) processing functions. In November 2000, SERENA added StarProbe to the suite, adding application performance management capability. In December 2000, SERENA announced StarTest, a test debugging product to be delivered in early 2001.

    In addition, SERENA develops, markets, and supports an SCM product suite for the distributed systems environment to support Microsoft Windows 95/98/NT, UNIX, LINUX, and HP e3000 platforms. eChange Man, released in June 1999 after our acquisition of Diamond Optimum Systems, Inc., automates software change management on Windows 95/98/NT, UNIX, LINUX and HP e3000 platforms. In May 2000, SERENA announced eRequestMan for managing process and work flow associated with change requests throughout the application life cycle. In January 2001, ChangeXpress became generally available. ChangeXpress provides a single point of control for change related approvals and reports for applications running across virtually all major platforms from the mainframe to the Web.

    Customers typically purchase our mainframe products under Million Instructions Per Second, or MIPS-based, perpetual licenses. A description of MIPS-based licenses is included in the "Overview" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations."

    The following products comprise the mainframe product suite:

	Year Product
Product Name	First Introduced	Last Released	Brief Description
Change Man	1988	2001	Provides automated infrastructure to control and manage software change
ChangeXpress	2001	2001	Enables approvals and reports through a Web browser interface.
Comparex	1981	2000	Performs data comparison for application testing and software quality
Merge+Reconcile	1994	2000	Merges versions of programs to enable concurrent development
StarSpy/390 and StarSpy/CICS	1995	2000	Automates dump and abend analysis and speeds application problem solving activities
StarTool	1989	2000	Facilitates complex file and data management tasks
StarProbe	2000	2000	Monitors and records information for application performance/tuning activities
Ultimizer	1987	2000	Automatically optimizes application I/O operations
Detect+Resolve Mainframe	1993	2000	Detects, tracks and synchronizes changes in multiple environments to improve system integrity and recoverability
Change Transfer	1999	2000	Record level backup and Restore utility for VSAM data

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

    ChangeXpress lets Change Man customers approve changes and view reports from a Web browser. This is faster, less complicated and more visually appealing than the previous method of logging on to a "green screen" via the Time Sharing Option. ChangeXpress allows customers to approve changes and view reports from Change Man or eChange Man, giving them a single point of control for change related approvals and reports from the mainframe to the Web.

    COMPAREX is a comparison SCM product used for efficient application testing and software quality assurance. COMPAREX performs fast, accurate, single-step comparisons of the contents of libraries, directories, files or databases by performing line-by-line byte-level comparisons. COMPAREX performs several functions, including supporting a variety of data types, providing sophisticated comparison algorithms for both data and text, minimizing the scope of comparisons by utilizing key words to compare specific portions of a file, providing direct interfaces to most major databases, and producing detailed reports on the comparison differences.

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

    StarSpy/390 and StarSpy/CICS are full-featured dump management, distribution, analysis and diagnostic systems for both system and application "abends" or abnormal terminations. StarSpy is able to display the failing instruction down to the source code level for both COBOL and Assembler Language and display the last transaction screen for CICS failures. StarSpy greatly reduces the time it takes to analyze code information for solving application abends in batch, CICS and DB2 applications.

    StarTool is used for complex file and data management tasks and has extensive editing tools. StarTool provides a comprehensive workbench of utilities that may be used for application and system testing or conversion and recovery support. StarTool enables users to perform many data management tasks, including locating and replacing data and data sets, automatically tracking changes to applications or systems, recreating lost source code, and diagnosing and mapping recovery strategies for file-related problems. StarTool supports a multitude of data types including sequential, load libraries, VSAM, DB2, and IMS.

    StarProbe is a performance measurement and analysis system that helps to resolve OS/390 job performance issues, whether those jobs are applications, subsystems or tasks. StarProbe provides performance statistics and allows developers to tune specific areas of an application, thereby improving productivity and increasing application availability.

    Ultimizer is an integrated optimization system that automatically and dynamically tunes the major components of OS/390's I/O processing functions to achieve throughput improvements both in batch and on-line. By using Ultimizer, customers have been able to reduce job turnaround time and reduce their nightly batch window.

    Detect+Resolve Mainframe detects, tracks and synchronizes changes in multiple environments to improve system integrity and recoverability. Detect+Resolve Mainframe provides centralized control to software change implementation and distribution after applications are initially deployed. Detect+Resolve Mainframe speeds development and problem resolution by detecting, reporting and recovering from changes across local and remote environments. Detect+Resolve Mainframe provides configuration security for the production environment by using fingerprinting technology to audit and track changes enabling system programmers to repair unauthorized changes and to facilitate the replication of authorized changes to remote environments.

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

    Customers typically purchase our distributed systems products under a per user based perpetual license. The following products comprise the distributed systems product suite:

	Year Product
Product Name	First Introduced	Last Released	Brief Description
eChange Man	1993	1999	Provides automated infrastructure to control and manage software change
eRequestMan	2000	2000	Manages processes throughout the application development life cycle
ChangeXpress	2000	2001	Single point of control for approvals and reports mainframe to Web

    eChange Man is a comprehensive SCM solution that provides an automated infrastructure to help customers manage and control change throughout the software application life cycle. eChange Man manages change by coupling application development, build management, and application deployment and provides developers and their managers with technological control and integrity throughout the development process enabling them to focus on software quality and reliability. eChange Man automates the software application life cycle, by providing impact analysis, version control, promotion of fixed code into production, online management of approvals and authorizations, management of concurrent development efforts by separate programming teams, code freezing to prevent further development while testing, and auditing and automating the backout of changes.

    eRequestMan automates and enforces the process and work flow associated with software issues, enhancements, and problems that move through the application lifecycle. eRequestMan manages the process of tracking increasingly frequent and critical requests for software change and shortens development cycles by managing, tracking and reporting on the people, processes, and tasks involved with resolving a request. The solution contains a highly customizable out of the box workflow. It improves developer productivity by organizing and prioritizing work assignments, activities and information.

    ChangeXpress lets eChange Man customers approve changes and view reports from a Web browser. ChangeXpress also allows customers to approve changes and view reports from Change Man, giving them a single point of control for change related approvals and reports from the mainframe to the Web.

Products Under Development

    To effectively manage eBusiness applications requires not only managing software changes across the complex multi-tier, multi-platform architecture on which they are deployed, but also coordinating software change with changes to Web content, which constitutes a critical part of the customer interface. In 2000, the company announced ChangeContent, a product for managing Web software code and content. This product is under development and is scheduled for release in the first quarter of fiscal 2002.

    In addition, SERENA continues to execute on its vision of managing change to enterprise applications from a single point of control. ChangeXpress, released in January 2001, is a major step forward in this initiative of providing a single point of control for change related approvals and reports. The company is making enhancements to its Change Man, eChange Man, eRequestMan, and ChangeXpress products to enable change packages with components under the management of Change Man and eChange Man to move together through the application life cycle in a fully integrated fashion.

    To offer customers a more complete suite of products to address OS/390 application availability, StarTest, a test debugging product, was announced in November 2000, giving customers an alternative to other competitive offerings. Startest will be delivered in early 2001. In February 2001, the Company announced the integration of StarSpy with Change Man. This and future integrations among StarSuite with our SCM products increases the value of our overall solution in the form of additional resource savings, quality improvements and productivity enhancements.

    The software change process is usually initiated through a change request. Providing a companion change request management product to a software change management product offers additional opportunities to add value to customers by further automating and improving processes to increase quality and efficiency while reducing time to market. In March 2000, the Company announced eRequestMan, a change request management product that will integrate with, and be able to share the same meta data repository as, eChange Man. eRequestMan provides a request management solution that features predefined processes and business rules. The predefined processes are extremely flexible and easily customized to reflect the multi-level workflow and sub-processes found in many organizations.

    SERENA may be unable, for technological or other reasons, to develop and introduce these products in a timely manner. Any failure by us to successfully develop, market, sell and support distributed systems products would have a material adverse effect on our business, operating results and financial condition. See "Factors That May Affect Future Results—Our Introduction of SERENA SCM Products for Distributed Systems May Not Be Successful" and "We May Experience Delays in Developing Our Products Which Could Adversely Affect Our Business."

Technology

    SERNET provides a common platform for the continued enhancement of our existing products and the rapid development of future products. SERNET serves as a repository for our key technologies and provides our product suites with a common and stable infrastructure, a set of common services for product suite integration, an interface that promotes third party integration, a communication module for cross platform interconnectivity, and a common set of modules including licensing management, file access and security. This technology is the key infrastructure that enables our ChangeXpress product to provide a single point of control for reporting and approvals which unites SERENA's multiplatform SCM solution.

    The SERNET technologies are proven and reliable and already part of many of the mainframe products. SERNET provides a broad platform for customers and third parties to integrate into SERENA's technology base. These interfaces which are provided natively and with language specific "wrappers', such as Java, C++ etc., facilitate integration of vended and home grown solutions into the multi-platform and distributed world of software change management.

    In addition to SERNET, we have developed a number of other SCM technologies which are embedded in our products, including:

  •
  A fourth generation, object-oriented development engine developed entirely in Java and based on extensible markup language (XML) to facilitate integration into third party products. This technology is used to accelerate the time to market of current and future SERENA distributed systems products.

  •
  A comparison engine detecting differences and tracking changes as small as individual bit values. This technology enables customers to compare extremely large volumes of data rapidly from a diverse set of sources including databases, indexed files and flat file structures. The primary product that uses this technology is COMPAREX.

  •
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

  •
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

  •
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

Professional Services and Customer Support

    Our services group provides technical consulting, education, customer support and product maintenance to help customers maximize the utilization of SERENA's products.

    Consulting.  SERENA provides a comprehensive range of consulting services to our customers. Our consultants review customers' existing IT systems and applications and make recommendations for changing those systems and applications and customizing SERENA's SCM products so that customers can fully realize their benefits. In addition to helping customers customize, install and deploy our software products, our consulting services may also include process reengineering and developing interfaces with customers' databases, third party proprietary software repositories or programming languages.

    We also offer customers more specialized consulting services. These specialized consulting services include our Best Practices Consulting Services, which provide customers with expertise and assistance in defining and developing a best practice change and configuration management architecture and in identifying corresponding products, methods and procedures. SERENA's consulting services are typically billed on a time and materials basis.

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

    Customer Support and Product Maintenance.  We have a staff of customer service personnel who provide technical support to customers. We offer technical support services 24 hours a day, seven days a week via our Internet site, toll free telephone lines, electronic mail, bulletin board service and facsimile lines. Customers are notified about the availability of regular maintenance and enhancement releases via Internet-based electronic mail. Initial mainframe product license fees include one year of product software maintenance and support. Thereafter, customers are entitled to receive software updates, maintenance releases and technical support for an annual maintenance fee equivalent to approximately 17% to 18% of the current list price of the licensed product.

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

    Most of our technical personnel have been employed by SERENA for a substantial length of time and their significant knowledge base contributes to SERENA's ability to understand and address customers' SCM requirements. We believe that attracting and retaining talented software developers who understand the customers' problems is an important component of product development activities. We encourage our developers to assume responsibility for the design and delivery of our products through our product authorship incentive program that rewards our developers with commissions based on the market success of the applications they design, write, market and support. Competition for developers is intense and any failure by us to continue to attract and retain qualified personnel could have a material adverse effect on our business, operating results and financial condition. See "Factors That May Affect Future Results—We May Not Be Able to Recruit and Retain the Personnel We Need to Succeed."

    SERENA's research and development expenses were $4.5 million, $6.8 million and $10.1 million in fiscal 1999, 2000 and 2001, representing 9%, 9% and 10% of total revenues, respectively. We expect research and development expenses will increase as we hire additional research and development personnel to enhance and develop our distributed systems product suite. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

    We believe that our ability to develop and introduce enhancements to our products and new products on a timely basis is a key success factor. We expect that we will have to respond quickly to rapid technological change, changing customer needs, frequent new product introductions and evolving industry standards that may render existing products and services obsolete. SERENA has in the past devoted and expects in the future to continue to devote a significant amount of resources to developing new and enhanced products. We currently have a number of product development initiatives underway. There can be no assurance that any enhanced products, new products or product suites will be embraced by existing or new customers. The failure of these products to achieve market acceptance could have a material adverse effect on our business, operating results and financial condition. See "Factors That May Affect Future Results—Our Industry Changes Rapidly Due to Evolving Technology Standards And Our Future Success Will Depend on Our Ability to Continue to Meet the Sophisticated Needs of Our Customers."

Sales and Marketing

    In North America, the United Kingdom, Germany and France, we market our software primarily through our direct sales organization. SERENA's North American sales organization includes personnel in the metropolitan areas of Boston, Chicago, Los Angeles, New York, Sacramento, San Francisco, Dallas, Atlanta and Toronto.

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

Competition

    The market for our products and services is highly competitive and diverse. The technology for SCM products may change rapidly. New products are frequently introduced and existing products are continually enhanced. Competitors vary in size and in the scope and breadth of the products and services that they offer. Many of our current and potential competitors have greater financial, technical, marketing and other resources than we have. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements. They may also be able to devote greater resources to the development, promotion and sale of their products than we can. We may not be able to compete successfully against current and future competitors. See "Factors That May Affect Future Results—SERENA is Subject to Intense Competition in the SCM Industry and We Expect to Face Increased Competition in the Future, Including Competition in the SCM Distributed Systems Market."

    Mainframe Competition.  We currently face competition from a number of sources, including:

  •
  Customers' internal IT departments

  •
  Providers of SCM products that compete directly with Change Man and COMPAREX such as Computer Associates, MERANT, IBM and smaller private companies

  •
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

    Competition in the Distributed Systems SCM Market.  We also face significant competition as we develop, market and sell our distributed systems products, including eChange Man, eRequest Man and

ChangeContent when delivered. If we are unable to successfully penetrate the distributed systems SCM market, our business and future quarterly and annual operating results will be materially adversely affected. Penetrating the existing distributed systems SCM market will be difficult. Competitors in the distributed systems market include Rational Software, Computer Associates, MERANT, Microsoft, Interwoven, Documentum, and other smaller private companies.

Intellectual Property

    Our success will be heavily dependent upon proprietary technology. We rely primarily on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary rights. Such laws, procedures and contracts provide only limited protection. We submitted four patent applications for our technology in calendar 1998, four more in calendar 1999 and none in calendar 2000. These applications are still pending and may never be issued. Even if these patents are issued, they may not provide sufficiently broad protection or they may not prove enforceable in actions against alleged infringors. Despite the precautions that we take, it may be possible for unauthorized third parties to copy aspects of our current or future products or to obtain and use information that we regard as proprietary. In particular, we may provide our licensees with access to our data model and other proprietary information underlying our licensed applications. Such means of protecting our proprietary rights may not be adequate. Additionally, our competitors may independently develop similar or superior technology. Policing unauthorized use of software is difficult and some foreign laws do not protect SERENA's proprietary rights to the same extent as United States laws. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Litigation could result in substantial costs and diversion of SERENA's resources and could materially adversely affect our business, operating results, and financial condition.

    Third parties may claim that our current or future products infringe their proprietary rights. See "Factors That May Affect Future Results—Third Parties in the Future Could Assert That Our Products Infringe Their Intellectual Property Rights, Which Could Adversely Affect Our Business." We may receive claims in the future and any such claims could affect our relationships with existing customers and may prevent future customers from licensing our products. Because we are dependent upon a limited number of products, any such claims, with or without merit, could be time consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. Royalty or license agreements may not be available on acceptable terms or at all. We expect that software product developers will increasingly be subject to infringement claims as the number of products and competitors in the software industry segment grows and the functionality of products in different industry segments overlaps. As a result of these factors, infringement claims could materially adversely affect our business, operating results and financial condition.

Employees

    As of January 31, 2001, SERENA had 357 full-time employees, 81 of whom were engaged in research and development, 146 in sales and marketing, 80 in consulting, education and customer and document support, and 50 in finance, administration and operations. Our future performance depends in significant part upon the continued service of our key technical, sales and senior management personnel. The loss of the services of one or more of our key employees could materially adversely affect our business, operating results and financial condition. Our future success also depends on our continuing ability to attract, train and retain highly qualified technical, sales and managerial personnel. Competition for such personnel is intense, and we may not be able to retain our key personnel in the future. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

Item 2. Properties

    Our principal administrative, sales, marketing, consulting, education, customer support and research and development facilities are located at our headquarters in Burlingame, California. SERENA currently occupies an aggregate of approximately 30,000 square feet of office space in the Burlingame facility and 12,000 square feet of office space in the Woodland Hills facility under the terms of various leases, the first of which terminates, unless renewed, in December 2001. Management believes its current facilities will be adequate to meet SERENA's needs for at least the next twelve months. We believe that suitable additional facilities will be available in the future as needed on commercially reasonable terms.

    SERENA also leases office space for sales and marketing in Roseville, California; Atlanta, Georgia; Addison, Texas; and Sandy, Utah, and has subsidiaries in Canada, the United Kingdom, Germany and France.

Item 3. Legal Proceedings

    On August 7, 2000, the Company and Compuware Corporation settled a lawsuit outstanding which was pending in the United States District Court for the Eastern District of Michigan. The lawsuit was dismissed with prejudice and the settlement will have no material adverse effect on the Company's results of operations or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

    Not applicable.

Executive Officers and Directors of the Registrant

    The following table sets forth certain information with respect to the executive officers and directors of the Company as of January 31, 2001.

Name	Age	Position
Douglas D. Troxel	56	Chairman of the Board and Chief Technology Officer
Mark E. Woodward	42	President, Chief Executive Officer and Director
Kevin C. Parker	44	Vice President, Research and Development
Robert I. Pender, Jr.	43	Vice President, Finance and Administration, Chief Financial Officer and Director
Anthony G. Stayner	45	Vice President, Marketing
Vita A. Strimaitis	41	Vice President, General Counsel and Secretary
Alan H. Hunt(a)(b)	58	Director
Jerry T. Ungerman(a)(b)	56	Director
Richard A. Doerr	58	Director

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

    Mark E. Woodward has served as a member of SERENA's Board of Directors since June 2000 and as President, Chief Executive Officer since May 2000. Mr. Woodward also served as SERENA's Vice President, Worldwide Operations from February 2000 to May 2000 and as Vice President, Sales from November 1998 to February 2000. From August 1997 until November 1998, Mr. Woodward was Senior Vice President, Sales for Live Picture, Inc., a developer of Internet imaging technology. From August 1995 until August 1997, Mr. Woodward was Vice President, Sales for McAfee Associates, a network management firm. From March 1989 until August 1995, Mr. Woodward was Vice President, Sales for Legent, Inc., a developer of SCM products.

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

    Robert I. Pender, Jr. has served as a member of SERENA's Board of Directors since June 2000 and as SERENA's Vice President, Finance and Administration, Chief Financial Officer since December 1997. From December 1996 until August 1997, Mr. Pender was Vice President, Finance of Mosaix, Inc., a customer interaction software company. From April 1993 until December 1996, Mr. Pender served in a variety of positions, most recently as Chief Financial Officer, with ViewStar Corporation, a client/server workflow software company that was acquired by Mosaix, Inc. in December 1996. Mr. Pender holds a B.A. in accounting from Baylor University and a M.S. in financial planning and tax from Golden Gate University.

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

    Vita A. Strimaitis has served as SERENA's Vice President, General Counsel and Assistant Secretary since July 1997 and was appointed Secretary in November of 2000. Ms. Strimaitis also served as SERENA's Director of Licensing from September 1996 until July 1997. From April 1995 until February 1996, Ms. Strimaitis was Vice President and General Counsel for Financial Benefit Group, an annuity insurance company. From August 1994 until April 1995, Ms. Strimaitis was a Senior Corporate Attorney for Uniforce Staffing Services, a professional services resources company. From June 1986 until January 1993, Ms. Strimaitis was Assistant General Counsel and Corporate Secretary for Pioneer Financial Services, Inc., an insurance holding company. Ms. Strimaitis holds a B.A. in political science and psychology from Loyola University and a J.D. from Northern Illinois University College of Law.

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

    Richard A. Doerr has served as a member of SERENA's Board of Directors since April 1997 and was SERENA's President, Chief Executive Officer from April 1997 through April 2000. From April 1995 until October 1996, Mr. Doerr was Vice President of Sales, Service and Distribution for Wall Data Incorporated, a software connectivity company. From October 1991 until October 1994, Mr. Doerr was Vice President, Worldwide Operations for Oracle Corporation, a developer of relational database management software. From August 1986 until October 1991, Mr. Doerr was Vice President, Western Area and U.S. Healthcare Industry for Digital Equipment Corporation, a developer of networking solutions for computer environments. Mr. Doerr holds a B.S. from California Polytechnic State University.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

    The Company's Common Stock has been traded on the Nasdaq National Market under the trading symbol "SRNA" since the Company's initial public offering in February 1999. Prior to February 1999, there was no established public trading market for the Company's Common Stock.

    As of March 31, 2001, the Company had issued and outstanding 39,769,237 shares of its Common Stock held by 71 stockholders of record.

    The following table sets forth the range of high and low closing sales prices for each period indicated, adjusted for the three-for-two stock split effective March 21, 2000.

	High	Low
Fiscal Year Ending January 31, 2002:
First quarter (through March 31, 2001)	$31.938	$9.125
Fiscal Year Ended January 31, 2001:
Fourth quarter	$57.438	$26.375
Third quarter	$51.375	$24.750
Second quarter	$50.000	$17.063
First quarter	$40.250	$16.938
Fiscal Year Ended January 31, 2000:
Fourth quarter	$22.667	$14.083
Third quarter	$12.500	$5.500
Second quarter	$9.083	$5.917
First quarter (from February 12, 1999)	$11.333	$5.750

    The market price of the Company's Common Stock could be subject to significant fluctuations in the future based on a number of factors, including any shortfall in the Company's revenues or net income from revenues or net income expected by securities analysts; announcements of new products by the Company or its competitors; quarterly fluctuations in the Company's financial results or the results of other software companies, including those of direct competitors of the Company; changes in analysts' estimates of the Company's financial performance, the financial performance of competitors, or the financial performance of software companies in general; general conditions in the software industry; changes in prices for the Company's products or competitors' products; changes in revenue growth rates for the Company or its competitors; and conditions in the financial markets. In addition, the stock market may from time to time experience extreme price and volume fluctuations, which particularly affect the market price for the securities of many technology companies and which have often been unrelated to the operating performance of the specific companies. There can be no assurance that the market price of the Company's Common Stock will not experience significant fluctuations in the future. See "Factors That May Affect Future Results—Our Share Price Has Been, and Will Likely Continue to be, Volatile."

Dividend Policy

    The Company has never declared or paid cash dividends on its capital stock. The Company currently expects to retain future earnings, if any, for use in the operation and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

    During fiscal 2001 we issued common stock of 91,954, 130,612 and 173,758 shares in connection with our May 2000 acquisition of High Power Software, Inc., our August 2000 acquisition of the StarTool Technology and our September 2000 acquisition of UlitMIS Corporation, respectively.

    The sale of securities in each of these acquisition transactions were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) thereof, transactions not involving a public offering.

Use of Proceeds

    In February 1999, SERENA completed the sale of 9 million shares of its Common Stock, including 3 million shares on behalf of selling stockholders, at a per share price of $8.67 in a firm commitment underwritten public offering. The offering was underwritten by JP Morgan H&Q LLC, SG Cowen Securities Corporation and Wit Soundview Technology Group, Inc. In March 1999, an over-allotment option granted by SERENA to the underwriters for the purchase of up to 1,350,000 additional shares of SERENA Common Stock was exercised in full by the underwriters.

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

Condition and Results of Operations," and the Consolidated Financial Statements of SERENA and notes thereto included elsewhere in this report.

	Fiscal Year Ended January 31,
	1997	1998	1999	2000	2001
	(in thousands, except per share data)
Consolidated Statement of Income Data:
Revenue:
Software licenses	$8,229	$17,839	$27,199	$41,808	$58,037
Maintenance	8,730	12,258	16,960	26,818	37,227
Professional services	495	2,050	4,157	6,781	8,345

Total revenue	17,454	32,147	48,316	75,407	103,609

Cost of revenue:
Software licenses	1,298	1,087	2,207	2,897	1,600
Maintenance	3,503	4,009	4,524	6,070	5,610
Professional services	406	1,717	3,532	5,455	6,938

Total cost of revenue	5,207	6,813	10,263	14,422	14,148

Gross profit	12,247	25,334	38,053	60,985	89,461

Operating expenses:
Sales and marketing	4,605	7,947	13,862	22,158	27,154
Research and development	4,321	5,518	4,465	6,848	10,101
General and administrative	2,296	3,296	3,932	6,116	8,511
Stock-based compensation	—	880	2,499	732	223
Amortization of intangible assets	—	—	739	2,226	5,146
Acquired in-process research and development	—	—	—	992	2,972

Total operating expenses	11,222	17,641	25,497	39,072	54,107

Operating income	1,025	7,693	12,556	21,913	35,354
Interest and other income, net	115	321	929	4,569	7,475

Income before income taxes	1,140	8,014	13,485	26,482	42,829
Income taxes	278	3,253	6,155	11,839	18,575

Net income	$862	$4,761	$7,330	$14,643	$24,254

Net income per share:
Basic	$0.04	$0.21	$0.29	$0.40	$0.63

Diluted	$0.04	$0.21	$0.27	$0.38	$0.60

Weighted average shares used in per share calculations:
Basic	23,625	22,872	25,396	36,751	38,522

Diluted	23,625	22,908	27,032	38,819	40,729

	As of January 31,
	1997	1998	1999	2000	2001
Consolidated Balance Sheet Data:
Cash and cash equivalents	$4,031	$9,024	$21,469	$80,931	$112,658
Working capital	618	6,942	16,505	89,631	105,010
Total assets	9,233	20,567	59,678	149,059	203,818
Total liabilities	7,187	13,582	21,573	34,535	46,674
Total stockholders' equity	2,046	6,985	38,105	114,524	157,144

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements of SERENA and the notes thereto included elsewhere in this report. Our discussion contains forward-looking statements under the Private Securities Reform Act of 1995 which include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements contained in this report that are not historical facts. When used in this report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions. Factors that could cause or contribute to such differences include but are not limited to, our reliance on our mainframe products for revenue, the percentage of license revenue typically closed at the end of each quarter making estimation of operating results prior to the end of the quarter extremely uncertain, changes in revenue mix and seasonality, our ability to deliver our products on the distributed systems platform, dependence on revenues from our installed base, continued demand for additional mainframe MIPS capacity, expansion of our professional services and international organizations, our ability to manage our growth and those set forth under "Factors That May Affect Future Results" under "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Business", and elsewhere in, or incorporated by reference into, this report. We assume no obligation to update the forward-looking information contained in this report.

Overview

    SERENA Software, Inc. is an industry leading provider of software infrastructure products and consulting best practices that automate enterprise software and Web content changes. SERENA's eBusiness Infrastructure Change Management strategy manages the change process throughout the entire eBusiness lifecycle across multiple platforms—from the mainframe to the Web. SERENA was founded in 1980 and we introduced our first Software Change Management ("SCM") product, COMPAREX, in 1981. Since then, SERENA has developed a full suite of mainframe products, including our flagship product Change Man, which was introduced in 1988. In June 1999, SERENA introduced eChange Man, a distributed systems product providing an end-to-end solution to SCM across the enterprise from the mainframe to the desktop to the Web. IT managers use our products to track software changes during the software application design and development process, manage separate programming teams that are concurrently developing and enhancing applications, and oversee the deployment of the software applications across both the mainframe and distributed systems environments. In May 2000, we introduced eRequestMan for managing process and work flow associated with change requests throughout the application life cycle.

    On September 25, 1998, we acquired Optima Software, Inc. ("Optima"), the primary distributor of our flagship Change Man product. In certain markets, Optima had been the exclusive distributor of Change Man. This acquisition significantly expanded our professional services and sales and marketing capabilities enabling us to market Change Man directly through our distribution channels as well as the historical distribution channels of Optima. The Optima acquisition was accounted for under the purchase method of accounting and the results of operations of Optima are included in SERENA's historical results after the acquisition date.

    On June 14, 1999, we acquired Diamond Optimum Systems, Inc. ("Diamond"), a provider of enterprise SCM solutions for the Web, NT and UNIX environments. This acquisition accelerated the development and introduction of our distributed systems product offerings and allowed us to provide SCM solutions across the enterprise from the mainframe to UNIX/NT servers and the Web. The Diamond acquistion was accounted for under the purchase method of accounting and the results of operations of Diamond are included in SERENA's historical results after the acquisition date.

    On May 1, 2000, the Company acquired High Power Software, Inc. ("HPS"), which we shared ownership rights in our Detect+Resolve Mainframe technology. This acquisition allowed the Company to market and sell the Detect+Resolve Mainframe technology exclusively without incurring software sublicense fees. The HPS acquisition was accounted for under the purchase method of accounting and the results of operations of HPS are included in SERENA's historical results after the acquisition date.

    On August 18, 2000, the Company acquired the StarTool technology from its principal developer, an employee, in an asset purchase. Prior to the acquisition, the developer had granted the Company an exclusive, worldwide and non-transferable license to copy, market and distribute the StarTool Program technology and all options thereto. This acquisition gave the Company all rights, title and interests in and to the StarTool technology, allowing the Company to exclusively market and sell the StarTool technology without incurring software sublicense fees.

    On September 18, 2000, the Company acquired UltiMIS Corporation ("UltiMIS"), a leading provider of data center performance and programmer productivity software products which allowed the Company to accelerate its time to market for StarSuite, an integrated suite of products for file and data management, fault diagnostics, application performance monitoring, testing and debugging. The UltiMIS acquisition was accounted for under the purchase method of accounting and the results of operations of UltiMIS are included in SERENA's historical results after the acquisition date.

    SERENA has grown rapidly as total revenue has increased from $17.5 million in fiscal 1997 to $103.6 million in fiscal 2001. The growth in total revenue has been primarily attributable to increased demand for our mainframe products, and to a lesser extent in the last two fiscal years, the introduction of our distributed systems products, primarily eChange Man, into the marketplace. In general, demand is increasing as a result of greater awareness of and need for automated third party SCM solutions. We derive our revenue from software licenses, maintenance and professional services.

    In fiscal 2001, 88% of our software license revenue was derived from our mainframe products and 12% from our distributed systems products. Customers typically purchase the mainframe products under Million Instructions Per Second, or MIPS-based, perpetual licenses. Mainframe software products and applications are usually priced based on hardware computing capacity. MIPS is a capacity measurement used by hardware manufacturers to rate computer size to determine the amount of capacity for running applications and supporting users. The higher a hardware's MIPS capacity, the more expensive a software license will be. Customers increasing their MIPS capacity are required to purchase an additional software license when upgrading the hardware. Our distributed systems products are licensed on a per user seat basis. Software products are also typically priced based on a perpetual license agreement, which entitles a customer to use the product on an ongoing basis. Initial mainframe license transactions generally include one year of software maintenance and support. Revenue from license agreements, excluding maintenance revenue included with the license, is recognized upon receipt and acceptance of a signed contract and delivery of the software, provided the related fee is fixed, determinable and does not involve an extended payment term, collectibility of the revenue is probable and the arrangement does not involve significant customization of the software. Any factors adversely affecting the pricing of, demand for or market acceptance of our mainframe or distributed systems products, such as competition or technological change, could materially adversely affect our business, operating results and financial condition. See "Factors That May Affect Future Results—We Have Relied and Expect to Continue to Rely on Sales of Our Mainframe Products for Our Revenue" and "Our Business is Dependent on the Continued Market for IBM and IBM-Compatible Mainframes."

    We also provide ongoing maintenance, which includes technical support, version upgrades and enhancements, for an annual fee of approximately 17% to 18% of the current list price of the licensed product. We recognize maintenance revenue over the term of the contracts, typically one year, on a straight-line basis.

    Professional services revenue is derived from consulting and educational services, including implementation and integration of licensed software, specialized consulting services such as "best practices" design, development and deployment of SCM solutions, and education courses for SERENA's products. Our professional services are typically billed on a time and materials basis and revenue is recognized as the related services are performed.

    Historically, SERENA's revenue has primarily been attributable to sales in North America. In fiscal 1999, 2000 and 2001, revenue attributable to sales in North America accounted for approximately 84%, 85% and 82% of SERENA's total revenue, respectively. Our plan is to expand our international operations significantly, particularly in Europe, as we believe international markets represent a significant growth opportunity. Consequently, we anticipate that international revenue will increase as a percentage of total revenue in the future. Our expansion of our international operations will be subject to a variety of risks that could materially adversely affect our business, operating results and financial condition. See "Factors That May Affect Future Results—We Intend to Expand Our International Operations And May Encounter a Number of Problems Doing So; There Are Also a Number of Factors Associated with International Operations that Could Adversely Affect Our Business." In North America, SERENA's revenue is generally denominated in United States dollars while international sales are generally denominated in local currencies, principally the British pound, German deutsche mark and French franc. As SERENA's international sales and operations expand, we anticipate that our exposure to foreign currency fluctuations will increase. See "Factors That May Affect Future Results—Fluctuations in the Value of Foreign Currencies Could Result in Currency Transaction Losses for SERENA."

    Maintenance revenue and professional services revenue have lower gross profit margins than software license revenue as a result of costs inherent in operating our customer support and professional services organizations. Acquisitions in the current fiscal year, namely HPS and StarTool, have resulted in the elimination of sublicense fee obligations with respect to our Detect+Resolve Mainframe and StarTool products. Prior to these acquisitions, sublicense fees were incurred on the revenue we recognized in connection with license and maintenance transactions involving these products. As a result, prior to these acquisitions, our license and maintenance revenues for our Detect+Resolve Mainframe and StarTool products had lower gross profit margins than license and maintenance revenue from other products. This is no longer the case.

    We expect operating expenses to increase substantially in the future as we continue to develop new and enhanced versions of our products, including our distributed systems product suite, increase our sales and marketing activities, expand our distribution channels, increase our professional services capabilities and pursue strategic relationships and acquisitions. Any failure by SERENA to significantly increase revenue as we implement these initiatives could materially adversely affect our business, operating results and financial condition. See "Factors That May Affect Future Results—We Expect that Our Operating Expenses Will Increase Substantially in the Future and These Increased Expenses May Adversely Affect Our Future Operating Results and Financial Condition."

Historical Results of Operations

    The following table sets forth the historical results of operations for SERENA expressed as a percentage of total revenue and are not necessarily indicative of the results for any future period. Historical results include the post-acquisition results of Optima from September 25, 1998, Diamond from June 14, 1999, HPS from May 1, 2000, StarTool from August 18, 2000 and UlitMIS from September 18, 2000.

	Percentage of Revenue Fiscal Year Ended January 31,
	1999	2000	2001
Revenue:
Software licenses	56.3%	55.4%	56.0%
Maintenance	35.1%	35.6%	35.9%
Professional services	8.6%	9.0%	8.1%

Total revenue	100.0%	100.0%	100.0%

Cost of revenue:
Software licenses	4.6%	3.8%	1.6%
Maintenance	9.3%	8.1%	5.4%
Professional services	7.3%	7.2%	6.7%

Total cost of revenue	21.2%	19.1%	13.7%

Gross profit	78.8%	80.9%	86.3%

Operating expenses:
Sales and marketing	28.7%	29.4%	26.2%
Research and development	9.3%	9.1%	9.7%
General and administrative	8.1%	8.1%	8.2%
Stock-based compensation	5.2%	1.0%	0.2%
Amortization of intangible assets	1.5%	2.9%	5.0%
Acquired in-process research and development	—	1.3%	2.9%

Total operating expenses	52.8%	51.8%	52.2%

Operating income	26.0%	29.1%	34.1%
Interest and other income, net	1.9%	6.0%	7.2%

Income before income taxes	27.9%	35.1%	41.3%
Income taxes	12.7%	15.7%	17.9%

Net income	15.2%	19.4%	23.4%

Comparison of Fiscal Years Ended January 31, 1999, 2000 and 2001

Revenue

    SERENA's total revenue was $48.3 million, $75.4 million and $103.6 million in fiscal 1999, 2000 and 2001, respectively, representing a 56% increase from fiscal 1999 to 2000 and 37% from fiscal 2000 to 2001.

    Software Licenses.  Software licenses revenue was $27.2 million, $41.8 million and $58.0 million in fiscal 1999, 2000 and 2001, representing 56%, 55% and 56% of total revenue, respectively. Software licenses revenue increased $14.6 million or 54% from fiscal 1999 to 2000 and $16.2 million or 39% from fiscal 2000 to 2001. The dollar increases are generally attributed to increased demand for new licenses of our products as a result of greater customer awareness of and need for third party SCM solutions, fueled by new IT initiatives associated with the Internet, eCommerce and the webification of legacy systems. The introduction of our distributed systems products, primarily eChange Man in the second half of fiscal 2000, has contributed significantly to the dollar increase when comparing the current fiscal year to the same period a year ago. To a lesser extent, an increase in sales force productivity and personnel and software license price increases also contributed to the dollar increases year over year. In particular, sales of our Change Man, COMPAREX, and StarTool products continue to make up a significant portion of our total software licenses revenue. Combined, they accounted for $23.8 million, $39.1 million and $47.3 million in fiscal 1999, 2000 and 2001, representing 87%, 94% and 82% of total software licenses revenue, respectively. More recently, sales of our distributed systems products, predominantly eChange Man, make up an increasing proportion of total software licenses revenue. Distributed systems products accounted for $7.0 million or 12% of total software licenses revenue in fiscal 2001 as compared to $1.0 million or 2% in fiscal 2000. The Company expects that its distributed systems revenues will increase, and that Change Man, eChange Man, COMPAREX, and StarTool will continue to account for a substantial portion of software licenses revenue in the future.

    Maintenance.  Maintenance revenue was $17.0 million, $26.8 million and $37.2 million in fiscal 1999, 2000 and 2001, representing 35%, 36% and 36% of total revenue, respectively. Maintenance revenue increased $9.8 million or 58% from fiscal 1999 to 2000 and $10.4 million or 39% from fiscal 2000 to 2001. The dollar increases reflect growth in installed software licenses base, as new licenses generally include one year of maintenance, renewals of maintenance agreements by existing customers and, to a lesser extent, maintenance price increases.

    Professional Services.  Professional services revenue was $4.2 million, $6.8 million and $8.3 million in fiscal 1999, 2000 and 2001, representing 9%, 9% and 8% of total revenue, respectively. Professional services revenue increased $2.6 million or 63% from fiscal 1999 to 2000 and $1.5 million or 23% from fiscal 2000 to 2001. In general, the dollar increases are attributable to greater consulting opportunities resulting from our larger installed customer base and our expanded consulting service capabilities. Both the rate of growth and absolute dollar increase was larger in fiscal 2000 over 1999 when compared to fiscal 2001 over 2000 predominantly due to our acquisition of Optima on September 25, 1998 which resulted in a full year of expanded consulting service capabilities in fiscal 2000 and 2001 as compared to only four months in fiscal 1999.

Cost of Revenue

    Cost of revenue, which consists of cost of software licenses, cost of maintenance and cost of professional services, was $10.3 million, $14.4 million and $14.1 million in fiscal 1999, 2000 and 2001, representing 21%, 19% and 14% of total revenue, respectively. Cost of revenue increased $4.1 million or 41% from fiscal 1999 to 2000 and decreased $0.3 million or 2% from fiscal 2000 to 2001. As a percentage of total revenue, cost of revenue has been decreasing year over year as the rate of growth in revenue has been greater than the rate of growth in costs associated with our customer support and professional services infrastructures, including personnel additions to support maintenance and professional services revenue growth, and decreases in software sublicense fees. The margin improvement from 21% in fiscal 1999 to 19% in fiscal 2000 was predominantly the result of cost containment offset by growth in sublicense fees as the rate of growth in lower margin revenue exceeded the rate of growth in higher margin revenue. The margin improvement from 19% in fiscal 2000 to 14% in fiscal 2001, was predominantly the result of the elimination of sublicense fees associated with our Detect+Resolve Mainframe and StarTool products in fiscal 2001.

    Software Licenses.  Cost of software licenses consists principally of sublicense fees associated with our StarTool product through our fiscal quarter ended October 31, 2000 and our Detect+Resolve Mainframe product through the first fiscal quarter ended April 30, 2000. Cost of software licenses was $2.2 million, $2.9 million and $1.6 million in fiscal 1999, 2000 and 2001, representing 8%, 7% and 3% of total software licenses revenue, respectively. Cost of software licenses increased $0.7 million or 31% from fiscal 1999 to

2000 and decreased $1.3 million or 45% from fiscal 2000 to 2001. In fiscal 2000, when compared to fiscal 1999, the dollar increase in cost of software licenses was principally due to the growth in royalty-bearing software licenses. In fiscal 2001, when compared to fiscal 2000, the decrease in absolute dollar terms and as a percentage of total software licenses revenue, is attributable to decreases in royalty-bearing software licenses, predominantly StarTool, as a percentage of total software licenses revenue and the elimination of royalty fees associated with our Detect+Resolve Mainframe and StarTool products. Royalty bearing software licenses represented 19%, 21% and 5% of total software license revenue in fiscal 1999, 2000 and 2001, respectively.

    Maintenance.  Cost of maintenance consists primarily of salaries, bonuses and other costs associated with our customer support organizations, and to a lesser extent, sublicense fees associated with our StarTool product through the middle of the third fiscal quarter ended October 31, 2000 and our Detect+Resolve Mainframe product through the first fiscal quarter ended April 30, 2000. Cost of maintenance was $4.5 million, $6.1 million and $5.6 million in fiscal 1999, 2000 and 2001, representing 27%, 23% and 15% of total maintenance revenue, respectively. Cost of maintenance increased $1.6 million or 34% from fiscal 1999 to 2000 and decreased $0.5 million or 8% from fiscal 2000 to 2001. In fiscal 2000, when compared to fiscal 1999, the dollar increase was predominately due to increased expenses associated with our customer support organization including personnel additions needed to support the maintenance revenue growth and, to a lesser extent, increases in sublicense fees. Sublicense fees were paid to owners of third party products for providing maintenance enhancements and code fixes. In fiscal 2001, when compared to fiscal 2000, the dollar decrease was predominantly due to decreases in sublicense fees associated with our StarTool and Detect+Resolve Mainframe products, partially offset by increases in expenses associated with our customer support organization. Cost of maintenance as a percentage of total maintenance revenue has decreased year over year as the rate of increase in maintenance revenue has been greater than the rate of increase in costs associated with our customer support organization and as sublicense fees have been eliminated.

    Professional Services.  Cost of professional services consists of salaries, bonuses and other costs associated with supporting our professional services organization. Cost of professional services was $3.5 million, $5.5 million and $6.9 million in fiscal 1999, 2000 and 2001, representing 85%, 81% and 83% of total professional services revenue, respectively. Cost of professional services increased $2.0 million or 54% from fiscal 1999 to 2000 and $1.4 million or 27% from fiscal 2000 to 2001. The dollar increases are predominately due to increased expenses associated with our professional services organization including personnel additions and other infrastructure costs needed to support the professional services revenue growth, offset in part by reductions in fiscal 2000 and early fiscal 2001 of independent contractors and reallocations of professional services resources to other parts of the organization as the result of our customers putting projects on hold to address issues associated with becoming Year 2000 compliant.

Operating Expenses

    Sales and Marketing.  Sales and marketing expenses consist primarily of salaries, commissions and bonuses, payroll taxes and employee benefits as well as travel, entertainment and marketing expenses. Sales and marketing expenses were $13.9 million, $22.2 million and $27.2 million in fiscal 1999, 2000 and 2001, representing 29%, 29% and 26% of total revenue, respectively. Sales and marketing expenses increased $8.3 million or 60% from fiscal 1999 to 2000 and $5.0 million or 23% from fiscal 2000 to 2001. The dollar increases are due primarily to the continued expansion of our direct sales and marketing organizations to support license revenue growth, and to a lesser extent, our marketing initiatives surrounding our distributed systems products and the development of our international sales and telesales efforts. Sales and marketing expenses as a percentage of total revenue remained unchanged in fiscal 1999 and 2000, as the rate of increase in revenues offset the costs of our continued expansion of the sales and marketing organizations. In fiscal 2001, when compared to the prior fiscal year, sales and marketing expenses as a percentage of total revenue decreased as the rate of increase in total revenue was greater than the rate of increase in sales and marketing expenses. In absolute dollar terms, we expect sales and marketing expenses to increase as we continue to hire additional sales and marketing personnel, market our distributed systems products and undertake additional marketing programs.

    Research and Development.  Research and development expenses consist primarily of salaries, bonuses, payroll taxes and employee benefits and costs attributable to research and development activities. Research and development expenses were $4.5 million, $6.8 million and $10.1 million in fiscal 1999, 2000 and 2001, representing 9%, 9% and 10% of total revenue, respectively. Research and development expenses increased $2.3 million or 53% from fiscal 1999 to 2000 and $3.3 million or 48% from fiscal 2000 to 2001. The dollar increase in fiscal 2000 from 1999 was primarily due to increases in salaries, bonuses, payroll taxes, employee benefits and other headcount related costs which resulted from a 41% increase in headcount, primarily associated with the Company's acquisition of Diamond in June 1999, and to a lesser extent, increases in infrastructure costs also associated with the acquisition. Prior to fiscal 2000, the Company's development efforts were primarily focused in the mainframe market and with the acquisition of Diamond, the Company's development efforts have expanded to other platforms, including the Web, UNIX, NT and other distributed system platforms. The dollar increase in fiscal 2001 from 2000 was also due to increased costs generally associated with the expansion of our research and development efforts and more recently, due to the Company's acquistion of UltiMIS and the StarTool asset purchase. We expect research and development expenses to increase, both in absolute dollar terms and as a percentage of total revenue, as we continue to hire additional research and development personnel primarily to develop our distributed systems product suite.

    General and Administrative.  General and administrative expenses consist primarily of salaries, bonuses, payroll taxes and benefits and certain non-allocable administrative costs, including legal and accounting fees and bad debts. General and administrative expenses were $3.9 million, $6.1 million and $8.5 million in fiscal 1999, 2000 and 2001, respectivley, representing 8% of total revenue in each of the three fiscal years. General and administrative expenses increased $2.2 million or 55% from fiscal 1999 to 2000 and $2.4 million or 39% from fiscal 2000 to 2001. The dollar increases in each fiscal year are primarily due to salary, bonus, payroll tax and employee benefit costs associated with the expansion of our administrative infrastructure in order to support our increased sales, marketing, professional services and maintenance activities, and to a lesser extent, costs associated with being a public company. In the most recent fiscal year, when compared to the same period a year ago, the absolute dollar increase in general and administrative expenses was partially offset by a decrease in legal fees as a result of the Company's lawsuit settlement early in the third fiscal quarter. We expect general and administrative expenses to increase in absolute dollar terms as we expand our infrastructure and our operations.

    Stock-Based Compensation.  In the fourth quarter of fiscal 1998, SERENA recorded aggregate deferred stock-based compensation of $4.0 million in connection with the issuance of restricted stock and grant of options to purchase common stock in January 1998. An additional $0.7 million of deferred stock-based compensation was recorded in fiscal 1999 for stock-based awards granted during this period. No deferred stock-based compensation was recorded in fiscal 2000 or 2001. In fiscal 2000, the repurchase in May 1999 of restricted common stock originally issued in January 1998 and the return to the plan of unexercised common stock options resulted in the removal of unamortized deferred stock-based compensation of $215,250 and $11,353, respectively. Deferred stock-based compensation is generally being amortized over the 36 to 48 month vesting periods of the related awards. This amortization is being recorded in a manner consistent with the Financial Accounting Standards Board ("FASB") Interpretation No. 28. Of the total deferred stock-based compensation, $2.5 million, $0.7 million and $0.2 million was amortized in fiscal 1999, 2000 and 2001, respectively. We expect to amortize an additional $0.1 million in fiscal 2002. See Note 7 of Notes to Consolidated Financial Statements of SERENA.

    Amortization of Intangible Assets.  In connection with the acquistions of Optima in September 1998, Diamond in June 1999, HPS in May 2000 and UltiMIS in September 2000, and the StarTool asset purchase in August 2000, the Company has recorded $65.6 million in intangible assets, of which $57.5 million is unamortized as of January 31, 2001. Combined, intangible assets are being amortized over periods of one year or less on $0.9 million, two to seven years on $43.5 million and fifteen years on the remaining $21.2 million. Of the total intangible assets, $0.7 million, $2.2 million and $5.1 million was amortized in fiscal 1999, 2000 and 2001, respectively. We expect to amortize approximately $2.0 million per quarter over the next eight quarters through fiscal 2003. Intangible assets will be fully amortized by the end of fiscal 2014. See Notes 9 and 11 of Notes to Consolidated Financial Statements of SERENA.

    Acquired In-process Research and Development.  In connection with the Company's acquisition of Diamond in June 1999, the Company took a one-time charge in fiscal 2000 of $1.0 million for acquired in-process research and development. In connection with the Company's acquisitions of HPS in May 2000 and UltiMIS in September 2000, the Company took one-time charges in fiscal 2001 of $0.5 million and $2.5 million, respectively, for acquired in-process research and development. See Note 10 of Notes to Consolidated Financial Statements of SERENA.

Interest and Other Income, Net

    Interest and Other Income, Net.  Interest and other income, net was $0.9 million, $4.6 million and $7.5 million in fiscal 1999, 2000 and 2001, respectively, representing increases of $3.7 million or 392% in fiscal 2000 over 1999 and $2.9 million or 64% in fiscal 2001 over 2000. The dollar increases in interest and other income, net is generally due to increases in balances on interest-bearing accounts, such as cash and cash equivalents, and both short and long-term investments, resulting from accumulation of earnings. The increase in fiscal 2000 over fiscal 1999 was predominantly the direct result of the Company's initial public offering in February 1999 which generated net proceeds to the Company totaling $48.4 million and $10.9 million in February 1999 and March 1999, respectively.

Income Taxes

    Income Taxes.  Income taxes were $6.2 million, $11.8 million and $18.6 million in fiscal 1999, 2000 and 2001, representing effective income tax rates of 46%, 45% and 43%, respectively. The Company's effective income tax rate has decreased slightly year over year predominantly due to increased revenue growth offset by increases in non-deductible charges of $2.5 million in fiscal 2000 over 1999 and $4.9 million in fiscal 2001 over 2000. SERENA's effective income tax rate has historically benefited from the United States research and experimentation tax credit and tax benefits generated from export sales made from the United States.

Liquidity and Capital Resources

    Since SERENA's inception, we have financed our operations and met our capital expenditure requirements through cash flows from operations. As of January 31, 2001, SERENA had $85.2 million in cash and cash equivalents, and an additional $27.5 million in short-term investments consisting principally of high grade commercial paper, certificates of deposit and short-term bonds. Cash flows provided by operating activities were $14.9 million, $26.0 million and $32.0 million in fiscal 1999, 2000 and 2001, respectively. SERENA's cash flows provided by operating activities exceeded net income during each of these periods principally due to cash collections in advance of revenue recognition for maintenance contracts, the inclusion of non-cash expenses in net income and growth in accrued expenses and corporate taxes payable; all partially offset by growth in accounts receivable and net deferred tax assets during the periods. Non-cash expenses included in net income consisted of amortization of deferred stock-based compensation and intangible assets for all periods, and one-time charges in fiscal 2000 and 2001 for acquired in-process research and development totaling $1.0 million and $3.0 million, respectively, in connection with the Company's acquisitions of Diamond in June 1999, HPS in May 2000 and UltiMIS in September 2000. In fiscal 2000, cash used in investing activities was predominantly related to the purchase of short- and long-term investments totaling $23.3 million, and cash paid in connection with the Diamond acquisition in June 1999, net of cash received totaling $1.5 million. In fiscal 2001, cash used in investing activities predominantly related to cash paid, net of cash received, in connection with the HPS acquisition, UltiMIS acquisition and StarTool asset purchase totaling $1.6 million, $7.5 million and $16.0 million, respectively, in addition to purchases of short-term investments totaling $4.2 million. Predominantly in fiscal 1999, and to a lesser extent in fiscal 2000 and 2001, cash used in investing activities were also related to the purchase of computer equipment and office furniture and equipment totaling $1.1 million, $1.5 million and $2.1 million, respectively. Cash provided by financing activities in fiscal 2000 predominantly related to the Company's initial public offering in February 1999 which generated cash totaling $57.9 million, net of IPO costs. In fiscal 2001 and, to a lesser extent in fiscal 2000, cash provided by financing activities was also related to the sale of the Company's common stock under the employee stock purchase plan totaling $1.5 million and $0.9 million, the repayment of principal on notes receivable from stockholders totaling $1.2 million and $0.2 million, and the exercise of stock options under the Company's employee stock option plan totaling $1.0 million and $0.4 million, respectively.

    At January 31, 2001, the Company did not have any material commitments for capital expenditures and has no revolving credit agreement or other term loan agreements with any bank or other financial institution.

    At January 31, 2001, the Company had working capital of $105.0 million and accounts receivable, net of allowances, of $20.9 million. Total deferred revenue increased to $24.2 million at January 31, 2001 from $19.0 million at January 31, 2000 primarily as a result of increased billings of maintenance fees.

    We believe that the net proceeds from the offering and cash from operations will satisfy our working capital and capital expenditure requirements for at least the next twelve months.

Effect of Recent Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. This statement becomes effective for all fiscal quarters of fiscal years beginning after June 15, 2000, as amended by SFAS No. 137 "Accounting for Derivative Instruments —Deferral of the Effective Date of SFAS Statement No. 133" and SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities, Amendment of SFAS No. 133." The Company will be required to adopt SFAS No. 133 in fiscal 2002. The Company does not expect the adoption of SFAS No. 133 to have a material affect on the financial statements.

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

    Historically, a majority of our revenue has been attributable to the licenses of our mainframe software products. Changes in the mix of software products and services sold by us, including the mix between higher margin software products and lower margin maintenance and services, could materially affect our operating results for future quarters.

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

  •
  Increase our sales and marketing activities, including expanding our United States and international direct sales forces and extending our telesales efforts

  •
  Develop our technology, including our distributed systems products

  •
  Broaden our professional services offerings and delivery capabilities

  •
  Expand our distribution channels

  •
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

We Have Relied and Expect to Continue to Rely on Sales of Our Mainframe Products for Our Revenue

    Historically, the majority of our software license revenue has resulted from the sale of our mainframe products. Any factors adversely affecting the pricing of, demand for or market acceptance of our mainframe products, such as competition or technological change, could materially adversely affect our business and quarterly and annual operating results. In particular, Change Man and COMPAREX, two of our mainframe products, have been responsible for a substantial majority of our revenue. In each of the last three fiscal years ending January 31, 2001, 2000 and 1999, sales of Change Man and COMPAREX together accounted for approximately 72%, 75% and 77% of our software licenses revenue, respectively. We expect that these products will continue to account for a large portion of our software licenses revenue for the foreseeable future. Our future operating results depend on the continued market acceptance of our mainframe products, including future enhancements.

Our Introduction of SERENA SCM Products for Distributed Systems May Not Be Successful

    We introduced our eChange Man product in fiscal 2000 and our eRequestMan and ChangeXpress products in fiscal 2001. We plan to introduce our ChangeContent product in the first quarter of fiscal 2002, and are currently developing new products and enhancing our product suite to support additional distributed systems platforms. If we do not successfully develop, market, sell and support our distributed systems products, this would materially adversely affect our business and our future quarterly and annual operating results. Historically, the majority of our products have been designed for the mainframe platform, and the majority of our software license revenue, maintenance revenue and professional services revenue to date have been attributable to licenses for these mainframe products. We have limited experience developing, marketing, selling or supporting distributed systems products. Developing, marketing and selling our distributed systems products will require significant resources that we may not have. Our sales and marketing organizations have historically focused exclusively on sales of our products for the mainframe and have limited experience marketing and selling distributed systems products. Additionally, we have limited experience in providing support services for distributed systems products. Competition for experienced software engineers, sales personnel and support staff is intense and if we fail to attract qualified personnel this would impair our ability to support our distributed systems products. Many of our competitors have substantially greater experience providing distributed systems compatible software products than we do, and many also have significantly greater financial and organizational resources.

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

We May Experience Delays in Developing Our Products Which Could Adversely Affect Our Business

    If we are unable, for technological or other reasons, to develop and introduce new and improved products in a timely manner, in particular our ChangeContent product, this could materially adversely affect our business and future quarterly and annual operating results. We have experienced product development delays in new version and update releases in the past and may experience similar or more significant product delays in the future. To date, none of these delays has materially affected our business. Difficulties in product development could delay or prevent the successful introduction or marketing of new or improved products or the delivery of new versions of our products to our customers. In particular, we may experience delays in introducing our ChangeContent product. Any delay in releasing our new distributed systems products, for whatever reason, would impair our revenue growth.

We Have Experienced Significant Growth in Our Business in Recent Periods and Our Ability to Manage this Growth and Any Future Growth Will Affect Our Business

    Our ability to compete effectively and to manage our recent growth, any future growth and our future quarterly and annual operating results will depend in part on our ability to implement and expand operational, customer support and financial control systems and to hire, train and manage our employees. We may not be able to augment or improve existing systems and controls or implement new systems and controls in response to future growth, if any. Any failure to manage growth could materially adversely affect our business. Our business has grown substantially in recent years, with total revenue increasing from $48.3 million in fiscal 1999 to $75.4 million in fiscal 2000 and to $103.6 million in fiscal 2001. In connection with this revenue growth, we continue to expand our sales, marketing and professional service activities and organizations. Additionally, our acquisitions of Diamond, HPS, the StarTool product and UltiMIS expanded our research and development organization. This growth has resulted, and any future growth will result, in new and increased responsibilities for management personnel.

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

    Risks of International Operations.  International sales represented approximately 22% of our total licenses revenue in the current fiscal year ended January 31, 2001, up from 16% and 18% in each of the fiscal years ended January 31, 2000 and 1999, respectively. Our international revenue is attributable principally to our European operations. Our international operations are, and any expanded international operations will be, subject to a variety of risks associated with conducting business internationally that could materially adversely affect our business and future quarterly and annual operating results, including the following:

  •
  Difficulties in staffing and managing international operations

  •
  Problems in collecting accounts receivable

  •
  Longer payment cycles

  •
  Fluctuations in currency exchange rates

  •
  Seasonal reductions in business activity during the summer months in Europe and certain other parts of the world

  •
  Recessionary environments in foreign economies

  •
  Increases in tariffs, duties, price controls or other restrictions on foreign currencies or trade barriers imposed by foreign countries

Fluctuations in the Value of Foreign Currencies Could Result in Currency Transaction Losses for SERENA

    A majority of our international business is conducted in foreign currencies, principally the British pound, the German deutsche mark and French franc. Fluctuations in the value of foreign currencies relative to the U.S. dollar will continue to cause currency transaction gains and losses. We cannot predict the effect of exchange rate fluctuations upon future quarterly and annual operating results. We may experience currency losses in the future. To date, we have not adopted a hedging program to protect SERENA from risks associated with foreign currency fluctuations.

Any Delays in Our Normally Lengthy Sales Cycles Could Result in Significant Fluctuations in Our Quarterly Operating Results

    Our sales cycle typically takes six to 18 months to complete and varies from product to product. Any delay in the sales cycle of a large license or a number of smaller licenses could result in significant fluctuations in our quarterly operating results. The length of the sales cycle may vary depending on a number of factors over which we may have little or no control, including the size and complexity of a potential transaction and the level of competition that we encounter in our selling activities. Additionally, the emerging market for SCM products and services contributes to the lengthy sales process in that during the sales cycle we often have to teach potential customers about the use and benefits of our products. In certain circumstances, we license our software to customers on a trial basis to assist the customers in their evaluation of our products. Our sales cycle can be further extended for product sales made through third party distributors.

We May Be Unable to Successfully Complete Strategic Relationships or Acquisitions

    We may be unable to successfully complete strategic relationships or acquisitions in pursuit of our growth strategy. One component of our growth strategy, entering into strategic relationships or the strategic acquisition of businesses, involves certain risks, including, among others, the following:

  •
  Difficulty of assimilating the acquired operations and personnel

  •
  Disruption to our ongoing business

  •
  Inability of our management to successfully incorporate acquired technology and rights into our product offerings

  •
  Inability to maintain uniform standards, controls, procedures and policies

  •
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

SERENA is Subject to Intense Competition in the SCM Industry and We Expect to Face Increased Competition in the Future, Including Competition in the SCM Distributed Systems Market

    We may not be able to compete successfully against current or future competitors and such inability would materially adversely affect our business, quarterly and annual operating results and financial condition. The market for our products is highly competitive and diverse. Moreover, the technology for SCM products may change rapidly. New products are frequently introduced, and existing products are continually enhanced. Competition may also result in changes in pricing policies by SERENA or our competitors which could materially adversely affect our business and future quarterly and annual operating results. Competitors vary in size and in the scope and breadth of the products and services that they offer. Many of our current and potential competitors have greater financial, technical, marketing and other resources than we do. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements. They may also be able to devote greater resources to the development, promotion and sale of their products than we can.

    Mainframe Competition.  We currently face competition from a number of sources, including:

  •
  Customers' internal IT departments

  •
  Providers of SCM products that compete directly with Change Man and COMPAREX such as Computer Associates, MERANT, IBM and smaller private companies

  •
  Providers of SCM application development programmer productivity and system management products such as Compuware, IBM and smaller private companies

    Competition in the Distributed Systems SCM Market.  We also face significant competition as we develop, market and sell our distributed systems products, including eChange Man, eRequest Man, ChangeXpress and ChangeContent when delivered. If we are unable to successfully penetrate the distributed systems SCM market, our business and future quarterly and annual operating results will be materially adversely affected. Penetrating the existing distributed systems SCM market will be difficult. Competitors in the distributed systems market include Rational Software, Computer Associates, MERANT, Microsoft, Interwoven, Documentum, and other smaller private companies.

    Future Competition.  We may face competition in the future from established companies who have not previously entered the mainframe SCM market, from emerging software companies, or from other web content management software companies. Barriers to entry in the software market are relatively low.

Increased competition may materially adversely affect our business and future quarterly and annual operating results due to price reductions, reduced gross margins and reduction in market share. Established companies may not only develop their own mainframe or distributed systems SCM solutions, but they may also acquire or establish cooperative relationships with our current competitors, including cooperative relationships between large, established companies and smaller private companies. Because larger companies have significant financial and organizational resources available, they may be able to quickly penetrate the mainframe or distributed systems SCM market through acquisitions or strategic relationships and may be able to leverage the technology and expertise of smaller companies and develop successful SCM products for the mainframe. We expect that the software industry, in general, and providers of SCM solutions, in particular, will continue to consolidate. It is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

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

Our Share Price Has Been, and Will Likely Continue to be, Volatile

    The market price of our common shares has fluctuated significantly in recent months, and we expect that the market price of our common shares may fluctuate substantially as a result of variations in our quarterly operating results and market conditions. These fluctuations may be exaggerated if the trading volume of our common shares is low. In addition, the market price of our common shares may fall dramatically in response to a variety of factors, including:

  •
  changes in estimates of our financial performance;

  •
  general market or economic conditions;

  •
  the gain or loss of a significant customer or strategic relationship;

  •
  changes in recommendations from securities analysts regarding us, our industry or our customers' industries;

  •
  announcements of technological or competitive developments; and

  •
  acquisitions or entry into strategic alliances by us or our competitors.

    Because of this volatility, we may fail to meet the expectations of our stockholders or of securities analysts at some time in the future and the trading prices of our securities could decline as a result.

    In addition, equity securities of many technology companies have recently experienced significant price and volume fluctuations. These price and volume fluctuations are sometimes unrelated to the operating performance of the affected companies. Volatility in the market price of our common shares could result in securities class action litigation. This type of litigation, regardless of the outcome, could result in substantial costs to us and a diversion of our management's attention and resources.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

    The Company does not use derivative financial instruments in its investment portfolio and has no foreign exchange contracts. Its financial instruments consist of cash and cash equivalents, short and long-term investments, trade accounts and contracts receivable, accounts payable, and long-term obligations. The Company considers investments in highly liquid instruments purchased with a remaining maturity of 90 days or less to be cash equivalents. All of the Company's cash equivalents and short and long-term investments, principally consist of commercial paper and debt securities, and are classified as available-for-sale as of January 31, 2001. The Company's exposure to market risk for changes in interest rates relates primarily to its short and long-term investments and short-term obligations, thus, fluctuations in interest rates would not have a material impact on the fair value of these securities.

    Sales to foreign countries accounted for approximately 18% of the total sales for fiscal 2001 compared to 15% and 16% in fiscal 2000 and 1999, respectively. Because the Company invoices certain of its foreign sales in currencies other than the United States dollar, predominantly the British Pound Sterling and German deutsche mark, and does not hedge these transactions, fluctuations in exchange rates could adversely affect the translated results of operations of the Company's foreign subsidiaries. Therefore, foreign exchange fluctuation could create a risk of significant balance sheet gains or losses on the Company's consolidated financial statements. However, given the Company's foreign subsidiaries' net book values as of January 31, 2001 and net cash flows for the most recent fiscal year then ended, the Company believes that such foreign denominated balances and activity are not material.

Item 8. Financial Statements and Supplementary Data

FINANCIAL STATEMENTS

    Our financial statements required by this item are submitted as a separate section of this Form 10-K. See Item 14(a)1 for a listing of financial statements provided in the section titled, "FINANCIAL STATEMENTS".

SUPPLEMENTARY DATA

    The following tables (presented in thousands, except per share amounts) set forth quarterly unaudited supplementary data for each of the years in the two-year period ended January 31, 2001. All share and per share amounts referred to in the table below have been adjusted to reflect the three-for-two stock split in the form of a stock dividend of our common stock effected March 21, 2000.

	2001
	Quarter Ended
					Year Ended Jan. 31,
	Apr. 30,	Jul. 31,	Oct. 31,	Jan. 31,
Revenue	$21,155	$25,209	$26,619	$30,626	$103,609
Gross profit	17,977	21,653	22,959	26,872	89,461
Operating income	6,442	8,493	7,368	13,051	35,354
Income before income taxes	8,223	10,564	9,186	14,856	42,829
Net income	4,712	5,914	5,236	8,392	24,254
Net income per share:
Basic	0.12	0.15	0.14	0.22	0.63
Diluted	0.12	0.15	0.13	0.20	0.60
Weighted average shares used in per share calculations:
Basic	37,792	38,390	38,726	38,999	38,522
Diluted	39,784	40,361	41,444	41,326	40,729
	2000
	Quarter Ended
					Year Ended Jan. 31,
	Apr. 30,	Jul. 31,	Oct. 31,	Jan. 31,
Revenue	$14,221	$17,762	$19,051	$24,373	$75,407
Gross profit	10,640	13,984	15,546	20,815	60,985
Operating income	3,093	3,754	5,831	9,235	21,913
Income before income taxes	3,928	4,814	7,188	10,552	26,482
Net income	2,194	2,380	4,059	6,010	14,643
Net income per share:
Basic	0.06	0.07	0.11	0.16	0.40
Diluted	0.06	0.06	0.11	0.15	0.38
Weighted average shares used in per share calculations:
Basic	35,204	36,899	37,301	37,602	36,751
Diluted	37,337	38,892	39,387	39,660	38,819

Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure

    During the 24-month period preceeding January 31, 2001 we neither changed accountants nor had disagreements with our accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope and procedures.

PART III

Item 10. Directors and Executive Officers of the Registrant

    Information required by this Item concerning the Company's directors is incorporated by reference from the section captioned "Election of Directors" contained in the Company's Proxy Statement related to the 2001 Annual Meeting of Stockholders scheduled to be held on June 29, 2001, which will be filed by the Company with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year pursuant to General Instruction G(3) of Form 10-K (the "Proxy Statement"). The information required by this Item concerning compliance with Section 16(a) of the Securities and Exchange Act of 1934 is incorporated by reference from the section of the Proxy Statement captioned "Section 16(a) Beneficial Ownership Reporting Compliance."

Item 11. Executive Compensation

    The information required by this Item is incorporated by reference to the information under the section captioned "Executive Compensation" contained in the Proxy Statement.

Item 12. Security Ownership of Management and Certain Beneficial Owners

    The information required by this Item is incorporated by reference to the information under the section captioned "Security Ownership of Management and Certain Beneficial Owners" contained in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions

    The information required by this Item is incorporated by reference to the information under the sections captioned "Interlocks and Insider Participation" and "Certain Transactions" contained in the Proxy Statement.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)
1. Financial Statements

    The following statements are filed as part of this Report:

Page
SERENA Software, Inc. Consolidated Financial Statements
Independent Auditors' Report	F-2
Consolidated Balance Sheets	F-3
Consolidated Statements of Income and Comprehensive Income	F-4
Consolidated Statements of Stockholders' Equity	F-5
Consolidated Statements of Cash Flows	F-6
Notes to Consolidated Financial Statements	F-7
2. Financial Statement Schedules
Independent Auditors' Report on Financial Statement Schedule	S-1
Valuation and Qualifying Accounts	S-2
3. Exhibits
Exhibit Number		Exhibit Title
3.1	(b)	Amended and Restated Certificate of Incorporation of SERENA
3.2	(b)	Bylaws of SERENA, as currently in effect
4.1	(b)	Specimen Common Stock Certificate
4.2	(b)	Registration Rights Agreement, dated September 25, 1998, by and among SERENA and certain shareholders of Optima Software Inc. (related to SERENA's acquisition of Optima Software, Inc.)
10.1	(b)	Form of Indemnification Agreement between SERENA and each of its directors and officers
10.2A	(b)	Amended and Restated 1997 Stock Option Plan
10.2B	(b)	Form of Option Agreement under the Amended and Restated 1997 Stock Option Plan
10.2C	(b)	Form of Restricted Stock Purchase Agreement under the Amended and Restated 1997 Stock Option Plan
10.3A	(b)	1999 Employee Stock Purchase Plan
10.3B	(b)	Form of Subscription Agreement under the 1999 Employee Stock Purchase Plan
10.4A	(b)	1999 Director Plan
10.4B	(b)	Form of Option Agreement under 1999 Director Plan
10.6	(b)	Employment Agreement, dated June 24, 1980, between SERENA and Douglas D. Troxel
10.10A	(b)	Lease Agreement, dated August 15, 1994, between SERENA and Waterfront Towers Partners, L.P. (for Burlingame headquarters)
10.10B	(b)	Addendum to Lease Agreement (for Burlingame headquarters facility), dated November 21, 1994
10.10C	(b)	Second Addendum to Lease Agreement (for Burlingame headquarters) dated November 15, 1994
10.10D	(b)	Amendment No. 1 to Lease Agreement (for Burlingame headquarters facility) dated May 21, 1996
10.10E	(b)	Amendment No. 2 to Lease Agreement (for Burlingame headquarters facility) dated August 24, 1996

10.10F	(b)	Amendment No. 3 to Lease Agreement (for Burlingame headquarters facility) dated June 3, 1997
10.10G	(b)	Amendment No. 4 to Lease Agreement (for Burlingame headquarters facility) dated June 9, 1998
10.11	(b)	Lease Agreement between SERENA and Waterfront Tower Partners, L.P. dated May 18, 1998 (for additional space at Burlingame headquarters facility)
10.12	(b)	Form of Restricted Stock Purchase Agreement entered into between SERENA and certain of its executive officers
10.13	(a)	Lease Agreement between Waterfront Tower Partners, L.P. and SERENA Software, Inc. dated June 21, 1999 (for additional space at Burlingame headquarters facility)
21.1	(a)	List of Subsidiaries of SERENA Software, Inc.
23.1	(a)	Consent of KPMG LLP

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

(c)
Exhibits

    See Item 14(a)(3) above.

(d)
Financial Statement Schedules

    See Item 14(a)(2) above.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized in the City of Burlingame, State of California, this 30th day of April, 2001.

SERENA SOFTWARE, INC.
BY:	/S/ MARK E. WOODWARD Mark E. Woodward President, Chief Executive Officer and Director

POWER OF ATTORNEY

    NOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Mark E. Woodward and Robert I. Pender, Jr. and each of them acting individually, as his or her attorney-in-fact, each with the full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission.

    Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report on Form 10-K has been signed on behalf of the Registrant by the following persons and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ MARK E. WOODWARD (Mark E. Woodward)	President, Chief Executive Officer and Director	April 30, 2001
/s/ ROBERT I. PENDER, JR. (Robert I. Pender, Jr.)	Vice President, Finance and Administration, Chief Financial Officer (Principal Financial and Accounting Officer) and Director	April 30, 2001
/s/ DOUGLAS D. TROXEL (Douglas D. Troxel)	Chairman of the Board of Directors and Chief Technology Officer	April 30, 2001
/s/ ALAN H. HUNT (Alan H. Hunt)	Director	April 30, 2001
/s/ JERRY T. UNGERMAN (Jerry T. Ungerman)	Director	April 30, 2001
/s/ RICHARD A. DOERR (Richard A. Doerr)	Director	April 30, 2001
/s/ ROBERT I. PENDER, JR. (Robert I. Pender, Jr. Attorney-In-Fact)	Director	April 30, 2001

SERENA Software, Inc.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report

The Board of Directors and Stockholders
SERENA Software, Inc.

    We have audited the accompanying consolidated balance sheets of SERENA Software, Inc. and subsidiaries as of January 31, 2000 and 2001, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended January 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SERENA Software, Inc. and subsidiaries as of January 31, 2000 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended January 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

                      /s/ KPMG LLP

San Francisco, California
February 13, 2001

SERENA SOFTWARE, INC.

Consolidated Balance Sheets

	January 31,
	2000	2001
Assets
Current assets:
Cash and cash equivalents	$80,930,648	$85,178,946
Short-term investments	20,213,259	27,479,016
Accounts receivable, net of allowance of $983,367 and $1,071,670 in fiscal 2000 and 2001, respectively	15,380,341	20,904,067
Deferred taxes	1,818,313	7,875,267
Prepaid expenses and other current assets	595,040	1,429,828

Total current assets	118,937,601	142,867,124
Long-term investments	3,041,650	—
Property and equipment, net	2,419,871	3,308,908
Deferred taxes	1,927,822	—
Intangible assets, net	22,612,525	57,472,005
Other assets	119,327	169,650

Total assets	$149,058,796	$203,817,687

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$365,771	$904,433
Income taxes payable	3,000,485	6,498,967
Accrued expenses	11,307,366	12,090,817
Deferred revenue	14,632,947	18,362,375

Total current liabilities	29,306,569	37,856,592
Deferred revenue, net of current portion	4,391,827	5,847,141
Deferred taxes	836,093	2,969,561

Total liabilities	34,534,489	46,673,294

Commitments and contingencies:
Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 60,000,000 shares authorized; 38,285,612 and 39,688,513 shares issued and outstanding at January 31, 2000 and 2001, respectively	38,286	39,689
Additional paid-in capital	89,280,527	116,454,758
Deferred stock-based compensation	(380,790)	(157,438)
Notes receivable from stockholders	(3,181,875)	(12,113,518)
Accumulated other comprehensive losses	(40,014)	(140,965)
Retained earnings	28,808,173	53,061,867

Total stockholders' equity	114,524,307	157,144,393

Total liabilities and stockholders' equity	$149,058,796	$203,817,687

See accompanying notes to consolidated financial statements

SERENA SOFTWARE, INC.

Consolidated Statements of Income and Comprehensive Income

	Fiscal Year Ended January 31,
	1999	2000	2001
Revenue:
Software licenses (includes a related party amount of $3,762,455 in fiscal 1999 only)	$27,199,243	$41,808,021	$58,037,172
Maintenance (includes a related party amount of $3,060,770 in fiscal 1999 only)	16,959,714	26,817,530	37,226,539
Professional services	4,157,501	6,780,909	8,345,123

Total revenue	48,316,458	75,406,460	103,608,834

Cost of revenue:
Software licenses	2,206,898	2,896,023	1,600,033
Maintenance	4,523,796	6,070,337	5,609,718
Professional services	3,532,736	5,455,294	6,938,574

Total cost of revenue	10,263,430	14,421,654	14,148,325

Gross profit	38,053,028	60,984,806	89,460,509

Operating expenses:
Sales and marketing	13,861,711	22,157,656	27,154,022
Research and development	4,465,527	6,847,634	10,100,874
General and administrative	3,932,687	6,115,892	8,511,106
Stock-based compensation	2,498,608	731,638	223,352
Amortization of intangible assets	738,670	2,226,351	5,146,302
Acquired in-process research and development	—	992,341	2,971,687

Total operating expenses	25,497,203	39,071,512	54,107,343

Operating income	12,555,825	21,913,294	35,353,166
Interest and other income, net	929,487	4,568,994	7,475,182

Income before income taxes	13,485,312	26,482,288	42,828,348
Income taxes	6,155,205	11,838,774	18,574,654

Net income	$7,330,107	$14,643,514	$24,253,694

Comprehensive income:
Net income	$7,330,107	$14,643,514	$24,253,694
Other comprehensive income (loss) net of tax Foreign currency translation adjustments	5,026	(14,436)	(201,776)
Unrealized gains on marketable securities	—	—	100,825

Other comprehensive income (loss)	5,026	(14,436)	(100,951)

Total comprehensive income	$7,335,133	$14,629,078	$24,152,743

Net income per share:
Basic	$0.29	$0.40	$0.63

Diluted	$0.27	$0.38	$0.60

Weighted average shares used in per share calculations:
Basic	25,395,761	36,751,147	38,521,954

Diluted	27,031,701	38,818,617	40,728,502

See accompanying notes to consolidated financial statements

SERENA SOFTWARE, INC.

Consolidated Statements of Stockholders' Equity

Fiscal Years Ended January 31, 1999, 2000 and 2001

	Common Stock
			Additional Paid-in Capital	Deferred Stock-based Compensation	Notes Receivable from Stockholders	Accumulated Other Comprehensive Gains (Losses)	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance as of January 31, 1998	25,440,750	$25,441	$5,094,062	$(3,098,197)	$(1,840,500)	$(30,604)	$6,834,552	$6,984,754
Issuance of restricted common stock for notes receivable	379,689	380	1,492,118	(233,069)	(1,259,429)	—	—	—
Deferred stock-based compensation related to grants of stock options	—	—	506,372	(506,372)	—	—	—	—
Amortization of stock-based compensation	—	—	—	2,498,608	—	—	—	2,498,608
Issuance of common stock under Optima acquisition	4,781,250	4,781	21,415,219	—	—	—	—	21,420,000
Accrued interest on note receivable	—	—	—	—	(133,445)	—	—	(133,445)
Net income	—	—	—	—	—	—	7,330,107	7,330,107
Other comprehensive income	—	—	—	—	—	5,026	—	5,026

Balance as of January 31, 1999	36,601,689	30,602	28,507,771	(1,339,030)	(3,233,374)	(25,578)	14,164,659	38,105,050
Issuance of common stock under initial public offering	7,350,000	7,350	59,233,650	—	—	—	—	59,241,000
Costs of initial public offering	—	—	(1,338,774)	—	—	—	—	(1,338,774)
Issuance of common stock under Diamond acquisition	262,500	263	2,234,112	—	—	—	—	2,234,375
Issuance of common stock under the employee stock purchase plan	123,770	124	876,578	—	—	—	—	876,702
Issuance of restricted common stock for notes receivable, net of repurchases	(18,109)	(19)	(315,089)	—	(48,663)	—	—	(363,771)
Common stock options exercised	127,200	127	416,346	—	—	—	—	416,473
Common stock options returned to plan	—	—	(11,353)	11,353	—	—	—	—
Cancellation of restricted common stock	(161,438)	(161)	(322,714)	215,250	107,625	—	—	—
Payments of accrued interest and principal on restricted common stock	—	—	—	—	190,708	—	—	190,708
Amortization of stock-based compensation	—	—	—	731,637	—	—	—	731,637
Accrued interest on note receivable	—	—	—	—	(198,171)	—	—	(198,171)
Net income	—	—	—	—	—	—	14,643,514	14,643,514
Other comprehensive loss	—	—	—	—	—	(14,436)	—	(14,436)

Balance as of January 31, 2000	38,285,612	38,286	89,280,527	(380,790)	(3,181,875)	(40,014)	28,808,173	114,524,307
Issuance of common stock under HPS, StarTool and UltiMIS acquisitions	396,324	397	14,281,427	—	—	—	—	14,281,824
Issuance of common stock under the employee stock purchase plan	183,449	183	1,483,536	—	—	—	—	1,483,719
Issuance of restricted common stock for notes receivable, net of repurchases	484,500	484	9,293,517	—	(9,294,001)	—	—	—
Common stock options exercised	338,628	339	1,048,868	—	—	—	—	1,049,207
Payments of accrued interest and principal on restricted common stock	—	—	—	—	1,378,748	—	—	1,378,748
Amortization of stock-based compensation	—	—	—	223,352	—	—	—	223,352
Accrued interest on note receivable	—	—	—	—	(1,016,390)	—	—	(1,016,390)
Tax benefit from employee stock plans	—	—	1,066,883	—	—	—	—	1,066,883
Net income	—	—	—	—	—	—	24,253,694	24,253,694
Other comprehensive loss	—	—	—	—	—	(100,951)	—	(100,951)

Balance as of January 31, 2001	39,688,513	$39,689	$116,454,758	$(157,438)	$(12,113,518)	$(140,965)	$53,061,867	$157,144,393

See accompanying notes to consolidated financial statements

SERENA SOFTWARE, INC.

Consolidated Statements of Cash Flows

	Fiscal Years Ended January 31,
	1999	2000	2001
Cash flows from operating activities:
Net income	$7,330,107	$14,643,514	$24,253,694
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	646,012	998,662	1,160,692
Deferred income taxes	(193,681)	(2,772,110)	(3,335,830)
Increase in allowance for bad debts	113,972	671,913	88,303
(Gain) loss on sale of property and equipment	5,379	13,037	(1,271)
Accrued interest on notes receivable, net of cash received	(133,445)	(198,171)	(853,294)
Amortization of deferred stock-based compensation	2,498,608	731,638	223,352
Amortization of intangible assets	738,670	2,226,351	5,146,302
Acquired in-process research and development	—	992,341	2,971,687
Changes in operating assets and liabilities:
Accounts receivable	(4,251,819)	(3,016,457)	(5,174,591)
Prepaid expenses and other assets	247,274	(51,051)	(893,997)
Accounts payable	(51,345)	(56,588)	538,034
Income taxes payable	791,324	1,481,717	3,498,165
Accrued expenses	2,535,469	3,698,230	544,879
Deferred revenue	4,639,576	6,667,786	3,841,674

Net cash provided by operating activities	14,916,101	26,030,812	32,007,799

Cash flows used in investing activities:
Purchases of property and equipment	(1,138,630)	(1,459,525)	(2,055,059)
Cash and cash equivalents acquired in Optima acquisition	439,092	—	—
Purchases of short-term and long-term investments	—	(23,254,909)	(4,123,282)
Issuance of notes due from stockholder	(600,000)	—	—
Payment of notes due from stockholder	173,136	599,659	—
Cash paid in acquisitions of Diamond in fiscal 2000, and HPS, StarTool and UltiMIS in fiscal 2001, net of cash acquired	—	(1,462,031)	(25,127,962)

Net cash used in investing activities	(1,126,402)	(25,576,806)	(31,306,303)

Cash flows from financing activities:
Issuance of common stock	—	57,902,226	—
Repurchase of common stock	—	(363,771)	—
Sale of common stock under the employee stock purchase plan	—	876,701	1,483,719
Exercise of employee stock options	—	416,474	1,049,207
Payment of principal on notes receivable from stockholders	—	190,708	1,215,652
Payment of notes to stockholders of Optima	(1,350,000)	—	—

Net cash (used in) provided by financing activities	(1,350,000)	59,022,338	3,748,578

Effect of exchange rate changes on cash	5,026	(14,436)	(201,776)

Net increase in cash and cash equivalents	12,444,725	59,461,908	4,248,298
Cash and cash equivalents at beginning of year	9,024,015	21,468,740	80,930,648

Cash and cash equivalents at end of year	$21,468,740	$80,930,648	$85,178,946

Supplemental disclosures of cash flow information:
Income taxes paid	$5,540,277	$12,912,006	$18,478,384

Non-cash investing and financing activity:
Issuance of common stock and notes for acquisition of Optima Software, Inc.	$21,420,000	—	—

Common stock issued in acquisitions of Diamond in fiscal 2000, and HPS, StarTool and UltiMIS in fiscal 2001	—	$2,234,375	$14,283,380

Restricted stock issued (cancelled) for notes receivable from stockholders	$1,492,498	$(107,625)	$9,294,001

Unrealized gains on marketable equity securities	$—	$—	$100,825

See accompanying notes to consolidated financial statements

SERENA SOFTWARE, INC.

Notes to Consolidated Financial Statements

Fiscal Years Ended January 31, 1999, 2000, 2001

(1) Description of Business and Summary of Significant Accounting Policies

  (a) Description of Business

    SERENA Software, Inc. (the "Company") is an industry-leading provider of software infrastructure products and consulting best practices that automate enterprise software and Web content changes. Its principal markets are North America, and to a lesser extent, Europe. Export sales represented approximately 16%, 15%, and 18% of total revenue in fiscal 1999, 2000 and 2001, respectively.

  (b) Principles of Consolidation

    The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

  (c) Foreign Currency Translation

    The functional currency of the Company's U.K., German and French subsidiaries are the British pound, the German deutsche mark and the French franc, respectively. These foreign subsidiaries' financial statements are translated using current exchange rates for balance sheet accounts and average rates for income statement accounts. Translation adjustments are recorded as accumulated other comprehensive income or loss in stockholders' equity. Foreign currency transaction gains and losses are included in operating expenses, and have not been material to date.

  (d) Cash, Cash Equivalents and Investments

    The Company considers all highly liquid investments purchased with original remaining maturities of three months or less to be cash equivalents. As of January 31, 2000 and 2001, cash equivalents consisted of commercial paper and money market funds.

    The Company has classified its investments as "available-for-sale." These investments are carried at fair value, based on quoted market prices, and unrealized gains and losses, net of taxes, are recorded as accumulated other comprehensive income or loss in stockholders' equity. Realized gains and losses upon sale or maturity of these investments are determined using the specific identification method.

    Interest and other income, net consists principally of earnings generated from interest-bearing accounts held by the Company and, to a lesser extent, earnings accrued from stockholder notes.

    Cash equivalents consist of securities with original remaining maturities of three months or less. Investments as of January 31, 2001 were $27,479,000, all of which consisting of maturities less than one year. Investments as of January 31, 2000 consisted of $20,213,000 of securities which mature in less than one year and $3,042,000 of securities which mature in one to five years. Cash, cash equivalents and investments consisted of the following as of January 31, 2000 and 2001 (in thousands).

	As of January 31, 2000			As of January 31, 2001
	Cost	Unrealized Gains	Market	Cost	Unrealized Gains	Market
Cash and Cash Equivalents:
Cash	$12,847	$—	$12,847	$7,917	$—	$7,917
CD's/Bonds	14,926	18	14,944	6,154	1	6,155
Money Market Funds	38,041	187	38,228	45,312	—	45,312
Corporate Notes	14,537	375	14,912	25,707	88	25,795

	$80,351	$580	$80,931	$85,090	$89	$85,179

Investments:
CD's/Bonds	$16,961	$460	$17,421	$3,057	$12	$3,069
Corporate Notes	5,743	91	5,834	24,410	—	24,410

	$22,704	$551	$23,255	$27,467	$12	$27,479

  (e) Property and Equipment

    Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, generally three to five years.

  (f) Intangible Assets

    Intangible assets include work-force-in-place, non-compete, acquired technology and goodwill associated with the acquisitions of Optima Software, Inc., Diamond Optimum Systems, Inc., High Power Software, Inc., the StarTool product and UltiMIS Corporation. Intangible assets are amortized using the straight-line method over the estimated useful lives of the related assets, from 6 months to 15 years.

  (g) Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed of

    The Company evaluates its long-lived assets, including goodwill and certain identifiable intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. If an asset is to be disposed of, it is reported at the lower of the carrying amount or fair value less costs to sell. To date, there has been no impairment of long-lived assets.

  (h) Software Development Costs

    Development costs related to software products are expensed as incurred until technological feasibility of the product has been established. Based on the Company's product development process, technological feasibility is established upon completion of a working model. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have not been significant. Accordingly, no costs have been capitalized to date. The Company has, however, capitalized certain costs totaling $295,000 and $535,000 in fiscal 2000 and 2001, respectively, associated with computer software it has acquired for internal use. The capitalization and amortization of these costs have been consistent with generally accepted accounting principles as stated in AICPA Statement of Position ("SOP")98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Software development costs are being amortized over periods of three to five years.

  (i) Income Taxes

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

  (j) Concentrations of Credit Risk

    Financial instruments, potentially subjecting the Company to concentrations of credit risk, consist primarily of temporary cash investments. The Company places its temporary cash investments with two major financial institutions. The Company maintains an allowance for potential credit losses on customer trade accounts receivable.

  (k) Fair Value of Financial Instruments

    The fair value of the Company's cash and cash equivalents, short-term investments, accounts receivable, and accounts payable approximate their respective carrying amounts.

  (l) Use of Estimates

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

  (m) Revenue Recognition

    In December 1998, the American Institute of Certified Public Accountants issued SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions." SOP 98-9 amends SOP 97-2 to require the entity to recognize revenue for multiple element arrangements by means of the

"residual method" when: (1) there is vendor-specific evidence of the fair values of all of the undelivered elements; (2) vendor-specific evidence of fair value does not exist for one or more of the delivered elements; and (3) the revenue recognition criteria of SOP 97-2 are satisfied. SOP 98-9 became effective February 1, 2000 for transactions entered into for fiscal years beginning after March 15, 1999. The Company adopted SOP 98-9 on February 1, 2000 without any material effect on its results of operations, financial position or cash flows.

    In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements," as amended by SAB No. 101A and 101B, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB No. 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The Company adopted SAB No. 101 in the fourth quarter of fiscal 2001 without any material effect on its results of operations, financial position or cash flows.

    The Company sells its products to its end users and distributors under license agreements. Each new mainframe license includes maintenance, which includes the right to receive telephone support, "bug fixes" and unspecified upgrades and enhancements, for a specified duration of time, usually one year. The fee associated with such agreements is allocated between software license revenue and maintenance revenue based on their respective fair values as determined based on list price. Software license revenue from these agreements is recognized upon receipt and acceptance of a signed contract and delivery of the software, provided the related fee is fixed and determinable, collectibility of the revenue is probable and the arrangement does not involve significant customization of the software. If an acceptance period is required, revenue is recognized upon the earlier of customer acceptance or the expiration of the acceptance period, as defined in the applicable software license agreement.

    The Company recognizes maintenance revenue ratably over the life of the related contract, generally 12 months. Maintenance contracts on perpetual licenses are available annually. The Company typically invoices and collects maintenance revenue on an annual basis at the anniversary date of the license. Service and other revenue includes fees derived from the delivery of training, installation, and consulting services. Revenue from training, installation, and consulting services is recognized on a time and materials basis as the related services are performed. Deferred revenue represents amounts received by the Company in advance of product delivery or service performance.

  (n) Stock-Based Compensation

    The Company uses the intrinsic value method to account for stock-based compensation. The Company amortizes deferred stock-based compensation on an accelerated basis in accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 28 "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans".

    In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of Accounting Practice Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), regarding (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occurred after either December 15, 1998, or January 12, 2000. The Company's adoption of the provisions of FIN 44 has not had a material effect on the Company's results of operations, financial position or cash flows.

    The Company's 1999 Director Option Plan provides that options will be granted to non-employee directors pursuant to an automatic nondiscretionary grant mechanism. Each new non-employee director is automatically granted an option to purchase 37,500 shares of common stock at the time he or she is first elected to the board of directors. Each non-employee director will subsequently be granted an option to purchase 7,500 shares of common stock at the beginning of each fiscal year. Each such option will be granted at the fair market value of the common stock on the date of grant. Options granted to non-employee directors under the 1999 Director Option Plan will become exercisable over four years, with one quarter of the shares subject to the option vesting after one year and the remaining shares vesting ratably in monthly installments thereafter.

  (o) Net Income Per Share

    Basic net income per share is computed using the weighted-average number of shares of common stock outstanding. Diluted net income per share is computed using the weighted-average number of shares of common stock outstanding and, when dilutive, potentially dilutive shares from restricted stock and options to purchase common stock using the treasury stock method.

  (p) Accumulated Other Comprehensive Losses

    Accumulated other comprehensive income and loss consist entirely of cumulative translation adjustments resulting from the Company's application of its foreign currency translation policy and unrealized gains (losses) on marketable securities. The tax effects of both translation adjustments and unrealized gains (losses) were not significant during any of the periods presented.

  (q) Segment Reporting

    In June 1997, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the manner in which public companies report information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The method for determining what information to report is based on the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance. The Company's chief operating decision-maker is considered to be the Company's chief executive officer ("CEO"). The CEO reviews financial information presented on an entity level basis accompanied by disaggregated information about revenues by product type and certain information about geographic regions for purposes of making operating decisions and assessing financial performance. The entity level financial information is identical to the information presented in the accompanying statements of operations. Therefore, the Company has determined that it operates in a single operating segment: change management software.

  (r) Advertising

    Advertising costs are expensed as incurred. Advertising expense is included in sales and marketing expense and amounted to $0.6 million, $1.3 million and $1.4 million in fiscal 1999, 2000 and 2001, respectively.

  (s) Reclassifications

    Certain prior period amounts have been reclassified to conform to current period presentation.

  (t) Stock Splits

    In March 2000, the Company's Board of Directors authorized a 3-for-2 stock split. Share information has been retroactively restated in the accompanying consolidated financial statements to reflect the stock split for all periods presented.

(2) Property and Equipment

    Property and equipment consisted of the following:

	January 31,
	2000	2001
Computers and equipment	$3,549,913	$5,200,175
Furniture and fixtures	1,146,847	1,521,195
Automobiles	107,110	107,110

	4,803,870	6,828,480
Less: accumulated depreciation	2,383,999	3,519,572

	$2,419,871	$3,308,908

(3) Intangible Assets

    Intangible assets consisted of the following:

	January 31,
	2000	2001
Work-force-in-place	$479,100	$738,900
Non-compete agreement	427,451	943,884
Acquired technology	1,917,276	27,625,883
Goodwill	22,801,650	36,322,593

	25,625,477	65,631,260
Less: accumulated amortization	3,012,952	8,159,255

	$22,612,525	$57,472,005

SERENA SOFTWARE, INC.

Notes to Consolidated Financial Statements (Continued)

Fiscal Years Ended January 31, 1999, 2000, 2001

(4) Accrued Expenses

    Accrued expenses consisted of the following:

	January 31,
	2000	2001
Management incentive bonuses and commissions	$3,341,691	$4,294,544
Payroll-related items	1,599,007	2,226,338
Royalties	2,896,450	532,628
Other	3,470,218	5,037,307

	$11,307,366	$12,090,817

(5) Stockholders' Equity

  (a) Repurchase of Common Stock

    In connection with the Company's Stock Repurchase Program, the Company repurchased 33,750 shares of its common stock for cash at an average price of $10.78 per share in fiscal 2000.

  (b) Initial Public Offering

    On February 12, 1999, the Company offered and sold 6,000,000 shares of its common stock generating net proceeds of $48,360,000 after underwriting discounts and commissions. On March 12, 1999, the Company's lead underwriter exercised its over-allotment option by acquiring an additional 1,350,000 shares from the Company generating additional net proceeds to the Company of $10,881,000 after underwriting discounts and commissions. The Company has used the proceeds to finance the growth of its operations in general and for other strategic initiatives.

  (c) Restricted Stock Agreements

    In March 1998, the Company issued 84,375 shares of restricted common stock to a director at $0.96 per share in exchange for a full recourse note. In May 1999, 161,438 shares associated with the original restricted common stock issuance in January 1998 were repurchased at the original purchase price. In the fourth quarter of fiscal 2000, two officers early exercised common stock options and received 295,314 shares of restricted stock at an average price of $3.99 per share. The early exercise feature was included in the original stock option plan. On February 16, 2000 and under the Company's 1997 Stock Option and Incentive Plan, certain officers early exercised common stock options and the Company issued 817,500 shares of restricted common stock of the Company at $19.33 per share in exchange for promissory notes. Restrictions lapse over two to four years, depending upon the individual and the earnings per share performance of the Company. In the event an employee is terminated or the director leaves the service of the Board, the Company has the right to repurchase, for a price equal to the individual's original purchase price, any remaining restricted shares held by the individual.

    In connection with restricted common stock issued in January 1998, the Company recorded deferred stock-based compensation of $3,681,000 representing the difference between the issuance price and the fair value of the Company's common stock at the date of issuance. An additional $158,063 and $75,256 of deferred stock-based compensation was recorded for the March 1998 issuance and fourth quarter of fiscal

1999 early exercise, respectively. There was no deferred stock-based compensation recorded in connection with the February 2000 issuance. These amounts are being amortized over the restriction period of the individual shares. Amortization of deferred stock-based compensation related to restricted common stock of $2,498,608, $731,638 and $223,352 was recognized in fiscal 1999, 2000 and 2001, respectively.

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

  (d) Net Income Per Share

    The following is a reconciliation of the shares used in the computation of basic and diluted net income per share:

	Fiscal Year Ended January 31,
	1999	2000	2001
Basic net income per share—weighted average number of common shares outstanding	25,395,761	36,751,147	38,521,954
Effect of potentially dilutive securities outstanding—restricted stock and options	1,635,940	2,067,470	2,206,548

Shares used in diluted net income per share computation	27,031,701	38,818,617	40,728,502

    Options to purchase shares of common stock at an average share price which is greater than the average market price of the shares are not included in the computation of diluted earnings per share, or EPS, because the effect of their inclusion would have been anti-dilutive. For the year ended January 31, 1999, there were no options excluded from the computation of diluted EPS. For each of the years ended January 31, 2000 and 2001, 64,500 and 234,500, respectively, of options to purchase shares of common stock at an average share price of $18.635 and $40.735, respectively, were excluded from the computation of diluted EPS.

(6) Income Taxes

    Income taxes are as follows:

	Fiscal Year Ended January 31,
	1999	2000	2001
Current:
Federal	$5,396,687	$11,490,757	$16,815,052
State	908,646	3,017,803	3,740,502
Foreign	43,553	102,324	241,820

	6,348,886	14,610,884	20,797,374

Deferred:
Federal	(204,108)	(2,271,025)	(1,940,679)
State	10,427	(501,085)	(282,041)

	(193,681)	(2,772,110)	(2,222,720)

Total income taxes	$6,155,205	$11,838,774	$18,574,654

    The Company's effective tax rate differs from the statutory federal income tax rate of 35% for fiscal 1999, 2000 and 2001, primarily due to the following:

	Fiscal Year Ended January 31,
	1999	2000	2001
Tax expense at federal statutory rate	$4,719,853	$9,293,299	$14,989,922
Research and experimentation credit	(263,062)	(70,600)	(732,084)
State tax, net of federal benefit	597,398	1,327,847	2,272,553
Foreign sales corporation benefit	(80,330)	(149,260)	(316,760)
Nondeductible stock-based compensation	874,513	256,073	78,173
Nondeductible intangible asset amortization	258,535	683,937	866,285
In-process research and development	—	347,319	1,040,090
Other	48,298	150,159	376,475

Total income taxes	$6,155,205	$11,838,774	$18,574,654

    Undistributed earnings of foreign subsidiaries for which U.S. income taxes have not been provided were immaterial during the periods presented.

    The Company's net deferred tax assets are summarized as follows:

	January 31,
	2000	2001
Deferred tax assets:
Allowance for doubtful accounts	$432,178	$451,709
Accrued expenses	633,528	2,870,143
State taxes	739,196	1,004,214
Other	1,941,233	3,549,209

Total deferred tax assets	3,746,135	7,875,267

Deferred tax liabilities:
Long lived assets acquired in a business combination	(737,291)	(2,899,866)
Property and equipment	(98,802)	(69,695)

Total deferred tax liabilities	(836,093)	(2,969,561)

Net deferred tax assets	$2,910,042	$4,905,706

(7) Employee Benefit Plans

  (a) Retirement Plan

    The Company has a defined contribution retirement plan for all eligible employees. Participants may make contributions to the plan in accordance with provisions of the plan. The Company may make discretionary contributions to the plan. For the years ended January 31, 1999, 2000, and 2001, the Company made contributions of $558,528, $560,643 and $855,779, respectively. Such contributions generally vest over six years.

  (b) Stock Option Plan

    In October 1997, the Company's Board of Directors approved the Company's 1997 Stock Option and Incentive Plan (the Plan). The Plan allows for grants to officers, directors and employees of the Company incentive stock options, nonqualified stock options and restricted stock. Options are generally granted for a 10-year term (5 years if the employee is more than a 10% shareholder) and generally vest over 4 years. Options are generally granted at fair market value (110% of fair market value if optionee is more than a 10% shareholder), as determined by the Board of Directors. Restricted stock may be granted pursuant to the Plan, as evidenced by agreement and determined by the Board of Directors.

    The Plan automatically terminates in September 2007. Each option and award granted under the Plan will remain in effect until such option or award has been satisfied by the issuance of shares or terminated in accordance with its terms and the terms of the Plan.

    Stock option activity under the Plan is as follows:

	Shares Available For Grant	Options Outstanding	Weighted- Average Exercise Price	Weighted Average Grant Date Fair Value Per Share
Balances as of January 31, 1998	1,994,625	307,125	$0.67	$2.00
Authorized	1,012,500	—
Restricted stock issued	(84,375)	—
Granted with an exercise price below the fair value of common stock	(151,875)	151,875	1.03	2.74
Granted with an exercise price equal to the fair value of common stock	(1,773,975)	1,773,975	3.95	3.95
Cancelled	156,750	(156,750)	2.18
Exercised	—	(295,314)	3.99

Balances as of January 31, 1999	1,153,650	1,780,911	3.27
Restricted stock cancelled	161,438
Restricted stock issued	(15,641)	—
Granted with an exercise price equal to the fair value of common stock	(576,000)	576,000	9.64	9.64
Cancelled	382,071	(382,071)	5.27
Exercised	—	(127,200)	3.27

Balance as of January 31, 2000	1,105,518	1,847,640	4.84
Authorized	1,912,500	—
Restricted stock issued	(822,000)	—
Restricted stock repurchased	337,500	—
Granted with an exercise price equal to the fair value of common stock	(2,004,100)	2,004,100	24.05	24.05
Cancelled	226,519	(226,519)	15.97
Exercised	—	(338,628)	3.10

Balance as of January 31, 2001	755,937	3,286,593	15.98

    In connection with options granted in fiscal 1999, the Company has recorded deferred stock-based compensation of $506,372 representing the difference between the exercise price and the fair value of the Company's common stock at the date of grant. The amounts are being amortized over the vesting period of the individual options, generally 4 years. Stock-based compensation expense related to options to purchase common stock of $419,704 was recognized in fiscal 1999. The grant date fair value per share was determined by management after considering a number of factors, including a prior cash transaction for the Company's common stock, an appraisal performed by an outside consultant, the methodologies used by the Company's underwriters to establish the anticipated IPO price, the effect of the Optima acquisition and the Company's operating results and future prospects.

SERENA SOFTWARE, INC.

Notes to Consolidated Financial Statements (Continued)

Fiscal Years Ended January 31, 1999, 2000, 2001

(7) Employee Benefit Plans (Continued)

    In both fiscal 2000 and 2001, there was no deferred stock-based compensation recorded with respect to options issued by the Company. However, in fiscal 2000, the repurchase of restricted common stock in May 1999 and the return to the plan of unexercised common stock options resulted in the removal of unamortized deferred stock-based compensation of $215,250 and $11,353, respectively. Stock-based compensation expense related to options to purchase common stock of $304,143 and $143,446 was recognized in fiscal 2000 and 2001, respectively. The following table summarizes information about stock options outstanding at January 31, 2001:

	Options Outstanding
				Options Exercisable
		Weighted Average Remaining Contractual Life
Range of Exercise Prices	Number of Shares		Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.667 - $ 0.667	143,750	6.93	$0.667	88,062	$0.667
$0.963 - $ 4.667	826,463	7.56	$3.573	276,525	$3.373
$6.000 - $17.312	393,758	8.30	$8.873	146,466	$7.967
$17.500 - $17.500	806,000	9.27	$17.500	0	$0.000
$17.917 - $29.687	535,372	9.18	$21.548	11,956	$18.286
$30.875 - $36.437	441,250	9.82	$32.022	0	$0.000
$40.187 - $40.187	36,500	9.63	$40.187	0	$0.000
$43.437 - $43.437	19,000	9.71	$43.437	0	$0.000
$44.953 - $44.953	37,500	9.64	$44.953	0	$0.000
$47.500 - $47.500	47,000	9.79	$47.500	0	$0.000

$0.667 - $47.500	3,286,593	8.70	$15.981	523,009	$4.545

    For purposes of computing pro forma net income, we estimated the fair value of each option grant and Employee Stock Purchase Plan grant on the date of grant using the minimum value option-pricing model in fiscal 1999 and the Black-Scholes single option pricing model in fiscal 2000 and 2001. The assumptions used to value the option grants are stated as follows:

	Fiscal Years Ended
	January 31, 1999	January 31, 2000	January 31, 2001
Expected life of options	4.5 years	4.5 years	4.5 years
Expected life of ESPP	not applicable	0.5 years	0.5 years
Volatility	not applicable	97%	134%
Risk-free interest rate	5.9%	6.56%	6.2%
Dividend yield	none	none	none

    Option grants vest over several years, and new options are generally made each year. Because of this, the pro forma amounts shown below may not be representative of the pro forma effect on reported net income in future years. Had compensation expense for the Company's stock-based compensation plans, including the restricted stock discussed in Note 5(c), been determined consistent with SFAS No. 123 using the minimum value option-pricing model in fiscal 1999 and the Black-Scholes single-option model in fiscal

2000 and 2001, the Company's net income and net income per share (in thousands, except per share data) would have been as follows:

	Fiscal Years Ended
	January 31, 1999	January 31, 2000	January 31, 2001
Net income:
As reported	$7,330	$14,644	$24,254
Pro forma giving effect to SFAS No. 123	$7,155	$13,918	$19,048
Basic and Diluted net income per share:
Basic—
As reported	$0.29	$0.40	$0.63
Pro forma giving effect to SFAS No. 123	$0.28	$0.38	$0.49
Diluted—
As reported	$0.27	$0.38	$0.60
Pro forma giving effect to SFAS No. 123	$0.26	$0.36	$0.47

  (c) Employee Stock Purchase Plan

    Our Employee Stock Purchase Plan allows eligible employee participants to purchase shares of our common stock at a discount through payroll deductions. Commencing with the Company's IPO in February 1999, the plan consisted initially of a twenty-four-month offering period with an initial six-month purchase period followed by an abbreviated purchase period to get purchase periods on a six-month May/November purchase period cycle thereafter. Currently, the plan consists of twelve-month offerings with two six-month purchase periods in each offering period. As of January 31, 2001, all employees participating in the plan have twelve-month offering periods. Employees purchase shares at 85% of market value at either the beginning of the offering period or the end of the purchase period, whichever price is lower. As of January 31, 2001, we had reserved 562,500 shares of our common stock for issuance under this plan, and approximately 255,281 shares remain available for future issuance.

(8) Commitments and Contingencies

  (a) Leases

    The Company has noncancelable operating lease agreements for office space that expire between calendar 2001 and 2006. Minimum lease payments for the five succeeding years as of January 31, 2001, are as follows:

Fiscal Year Ending January 31,
2002	$1,175,245
2003	847,397
2004	644,434
2005	563,305
2006	408,372
Thereafter	85,633

$3,724,386

    Rent expense was $616,238, $993,900 and $1,164,494 for the fiscal years ended January 31, 1999, 2000, and 2001, respectively.

  (b) Licensing and Other Agreements

    The Company has commitments under licensing agreements that provide for payments based on revenues of certain products. For the fiscal years ended January 31, 1999, 2000, and 2001, the Company's fees paid or accrued under these license agreements were $3,790,887, $5,352,457 and $2,422,323, respectively.

    The Company's acquisition of High Power Software, Inc. in May 2000 (see Note 9[c]) and the StarTool Asset Purchase in August 2000 (see Note 11) resulted in the elimination of certain royalty commitments under licensing arrangements.

  (c) Litigation

    On August 7, 2000, the Company and Compuware Corporation settled a lawsuit outstanding which was pending in the United States District Court for the Eastern District of Michigan. The lawsuit was dismissed with prejudice and the settlement had no material adverse effect on the Company's results of operations or financial condition.

(9) Acquisitions

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

Net tangible liabilities	$(251,355)
Work-force-in-place	300,000
Non-compete agreement	200,000
Goodwill	21,171,355

Total consideration	$21,420,000

    Work-force-in-place, consisting principally of Optima's sales force, was valued on a replacement cost basis and was amortized over a six-month period, the period of time the Company estimated would be required to hire, train, and achieve full productivity for a replacement work force. The non-compete agreement was entered into with an Optima officer and founder who did not continue with the combined company. The non-compete agreement was valued based on his anticipated salary and benefits for the period of the agreement and was amortized over the one-year term of the agreement. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired and is being amortized over 15 years. Management determined to use this period after considering that Optima had sold Change Man profitably since 1988, Change Man is an integral part of many large company IT infrastructures for managing change to mainframe applications, and customers who purchase and implement Change Man make a considerable investment, not only in the software, but in the creation of an automated and consistent software change management process. Moreover, management believes this investment has a long lasting effect on IT environments, and annual maintenance releases of Change Man have consisted principally of bug fixes and updates, including updates to remain compatible with the stable IBM MVS operating system, which was introduced over 20 years ago.

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

Net tangible assets	$358,060
Deferred tax liability	(843,601)
Acquired technology	1,917,276
Acquired in-process research and development	992,341
Work-force-in-place	179,100
Non-compete agreement	227,451
Goodwill	1,630,295

Total consideration	$4,460,922

    Acquired technology, consisting of current completed technologies at the date of acquisition valued on the premise of fair market value in continued use under the discounted cash flow approach, is being amortized over a 5 year period, the period of time the Company estimates as its economic useful life. Acquired in-process research and development, consisting of current technologies under development at the date of acquisition and valued on the premise of fair market value in continued use under the discounted cash flow approach, was expensed immediately in the second fiscal quarter ended July 31, 1999 in accordance with generally accepted accounting principles. See Note 10 for further discussion of acquired in-process research and development. Work-force-in-place, consisting principally of the Diamond development team, was valued on a replacement cost basis and is being amortized over a six-month period, the period of time the Company estimates would be required to hire, train, and achieve full productivity for a replacement work force. The non-compete agreement was entered into with a Diamond officer and founder who will continue with the combined company. The non-compete agreement was valued based on

SERENA SOFTWARE, INC.

Notes to Consolidated Financial Statements (Continued)

Fiscal Years Ended January 31, 1999, 2000, 2001

(9) Acquisitions (Continued)

his anticipated salary and benefits for the period of the agreement and is being amortized over the two-year term of the agreement. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired and deferred tax liabilities assumed and is being amortized over 7 years.

  (c) High Power Software, Inc.

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

Tangible assets	$6,156
Assumed liabilities	(173,300)
Acquired technology	1,894,695
Acquired in-process research and development	490,576
Work-force-in-place	48,900
Deferred tax liability	(855,182)
Goodwill	1,907,429

Total consideration	$3,319,274

    Acquired technology, consisting of current completed technologies at the date of acquisition and valued on the premise of fair market value in continued use under the discounted cash flow approach, will be amortized over a five-year period, the period of time the Company estimates as its economic useful life. Acquired in-process research and development, consisting of current technologies under development at the date of acquisition and valued on the premise of fair market value in continued use under the discounted cash flow approach, was expensed immediately in the second fiscal quarter ended July 31, 2000 in accordance with generally accepted accounting principles. See Note 10 for further discussion of acquired in-process research and development. Work-force-in-place, consisting principally of the HPS development team, was valued on a replacement cost basis and will be amortized over a six-month period, the period of time the Company estimates would be required to hire, train, and achieve full productivity for a replacement work force. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired and will be amortized over 7 years.

  (d) UltiMIS Corporation

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

Tangible assets	$572,788
Assumed liabilities	(1,310,028)
Acquired technology	2,799,635
Acquired in-process research and development	2,481,111
Work-force-in-place	210,900
Non-compete agreements	516,433
Deferred tax liability	(1,551,866)
Goodwill	11,613,514

Total consideration	$15,332,487

    Acquired technology, consisting of current completed technologies at the date of acquisition and valued on the premise of fair market value in continued use under the discounted cash flow approach, will be amortized over a five-year period, the period of time the Company estimates as its economic useful life. Acquired in-process research and development, consisting of current technologies under development at the date of acquisition and valued on the premise of fair market value in continued use under the discounted cash flow approach, was expensed immediately in the third fiscal quarter ended October 31, 2000 in accordance with generally accepted accounting principles. See Note 10 for further discussion of acquired in-process research and development. Work-force-in-place, consisting principally of the UltiMIS development team, was valued on a replacement cost basis and will be amortized over a six-month period, the period of time the Company estimates would be required to hire, train, and achieve full productivity for a replacement work force. The non-compete agreements were entered into with the two UltiMIS officers and founders. The non-compete agreements were valued based on the estimated amount of business that might be lost if these two principals were competing against the Company over the period of the agreements, and they are being amortized over the two-year term of the agreements. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired and will be amortized over 7 years.

    With respect to the Diamond, HPS and UltiMIS acquisitions noted above, pro forma financial information giving effect to each acquisition as if it had occurred at the beginning of the periods presented would not have been materially different than the Company's historical operating results.

(10) Acquired In-process Research and Development

    As a result of the Company's acquisitions of Diamond on June 14, 1999, HPS on May 1, 2000 and UltiMIS on September 18, 2000, the Company recorded acquired in-process research and development totaling $992,341, $490,576 and $2,481,111, respectively. For all transactions, the premise of value was fair market value in continued use.

    Among the assets that were valued by the Company were the Change Management Version 2.0, Project Management and Enterprise Management products from the Diamond acquisition, the Change Transfer and

Softwatch products from the HPS acquisition, and the StarProbe and StarTest products from the UltiMIS acquisition, all of which were currently under development at their respective dates of acquisition. These technologies currently under development were valued on the premise of fair market value in continued use employing a version of the income approach referred to as the discounted cash flow approach. This methodology is based on discounting to present value, at an appropriate risk-adjusted discount rate, both the expenditures to be made to complete the development efforts (excluding the efforts to be completed on the development efforts underway) and the operating cash flows which the applications are projected to generate, less a return on the assets necessary to generate the operating cash flows.

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

    The percentage complete and the appropriate risk-adjusted discount rate for each application were as follows:

Application Under Development	Percentage Complete	Discount Rate
Diamond acquisition—
Change Management Version 2.0	60.00%	25.00%
Project Management	75.00%	25.00%
Enterprise Management	25.38%	27.50%
HPS acquisition—
Change Transfer	80.00%	24.00%
Softwatch	60.00%	26.50%
UltiMIS acquisition—
StarProbe	90.00%	30.00%
StarTest	70.00%	32.50%

    The rates used to discount the net cash flows to present value were initially based on the weighted average cost of capital ("WACC"). With respect to the Diamond acquisition, the Company used discount rates of 25.0% and 27.5% for valuing the acquired in-process research and development and 25.0% for the core technologies. With respect to the HPS acquisition, the Company used discount rates of 24.0% and 26.5% for valuing the acquired in-process research and development and 21.5% for the core technologies. With respect to the UltiMIS acquisition, the Company used discount rates of 30.0% and 32.5% for valuing the acquired in-process research and development and 25.0% for the core technologies. In all cases, these discount rates are higher than the implied WACC due to the inherent uncertainties surrounding the successful development of the acquired in-process research and development, the useful life of such in-process research and development, the profitability levels of such in-process research and development, and the uncertainty of technological advances that were unknown at the time.

(11) StarTool Asset Purchase

    On August 18, 2000, the Company acquired the StarTool technology from its principal developer, an employee, pursuant to the STARTOOL© ASSET PURCHASE AGREEMENT dated August 18, 2000. Prior to the acquisition, the developer had granted the Company an exclusive, worldwide and non-transferable license to copy, market and distribute the StarTool Program technology and all options thereto. The Company paid an aggregate amount of $20.9 million in a combination of $16 million in cash and 130,612 shares of common stock valued at $37.625 per share to the developer in exchange for all rights, title and interests in and to the StarTool technology. The per share value of the common stock was determined based on the closing market price of the common stock on August 18, 2000. The common stock received by the developer was placed in a hold-back escrow account at the closing of the transaction to cover any losses that the developer has agreed to indemnify the Company for in connection with the acquisition. Technology acquired has been capitalized and is being amortized over its estimated useful life of seven years.

    Also pursuant to the Agreement, the developer entered into an Employment Agreement, on August 18, 2000, with the Company for a term of five years, to serve as a software architect.

Schedule I

Independent Auditors' Report on Financial Statement Schedule

The Board of Directors and Stockholders
SERENA Software, Inc.

    Under date of February 13, 2001, we reported on the consolidated balance sheets of SERENA Software, Inc. and subsidiaries as of January 31, 2000 and 2001, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended January 31, 2001, which are included in the January 31, 2001 annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule in the January 31, 2001 annual report on Form 10-K. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

    In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                      /s/ KPMG LLP

San Francisco, California
February 13, 2001

S-1

SCHEDULE II

SERENA SOFTWARE, INC.
VALUATION AND QUALIFYING ACCOUNTS
(in Thousands)

	Balance of Beginning of Period	Additions- Charges to Costs and Expenses	(a) Deductions Write-offs	Balance at End of Period
Year Ended January 31, 1999:
Allowance for doubtful accounts	$197	$130	$(16)	$311
Year Ended January 31, 2000:
Allowance for doubtful accounts	$311	$685	$(13)	$983
Year Ended January 31, 2001:
Allowance for doubtful accounts	$983	$975	$(886)	$1,072

(a)
Deductions related to the allowance for doubtful accounts represent amounts written off against the allowance.

S-2

QuickLinks

PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Consolidated Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosure about Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Management and Certain Beneficial Owners
  Item 13. Certain Relationships and Related Transactions
PART IV
  Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K