Form 10-Q
period 2001-04-30
SERENA SOFTWARE INC
filed 2001-06-14
CIK 1073967

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                TO

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The number of shares of the registrant's Common Stock, par value $0.001, outstanding as of May 31, 2001 was 39,935,371.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SERENA SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	April 30, 2001	January 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$91,326,015	$85,178,946
Short-term investments	29,123,177	27,479,016
Accounts receivable, net of allowance of $961,858 and $1,071,670 at April 30 and January 31, 2001, respectively	20,892,921	20,904,067
Deferred taxes	7,875,267	7,875,267
Prepaid expenses and other current assets	1,348,802	1,429,828

Total current assets	150,566,182	142,867,124
Long-term investments	3,022,545	—
Property and equipment, net	3,655,132	3,308,908
Intangible assets, net	55,350,168	57,472,005
Other assets	168,826	169,650

TOTAL ASSETS	$212,762,853	$203,817,687

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$557,747	$904,433
Income taxes payable	7,725,696	6,498,967
Accrued expenses	12,887,579	12,090,817
Deferred revenue	17,446,108	18,362,375

Total current liabilities	38,617,130	37,856,592
Deferred revenue, net of current portion	6,374,111	5,847,141
Deferred taxes	2,969,561	2,969,561

Total liabilities	47,960,802	46,673,294

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 60,000,000 shares authorized; 39,819,008 and 39,688,513 shares issued and outstanding at April 30 and January 31, 2001, respectively	39,819	39,689
Additional paid-in capital	116,866,246	116,454,758
Deferred stock-based compensation	(81,739)	(157,438)
Notes receivable from stockholders	(11,056,607)	(12,113,518)
Accumulated other comprehensive loss	(131,530)	(241,790)
Unrealized gains on marketable equity securities	182,564	100,825
Retained earnings	58,983,298	53,061,867

Total stockholders' equity	164,802,051	157,144,393

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$212,762,853	$203,817,687

See accompanying notes to condensed consolidated financial statements.

SERENA SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED APRIL 30, 2001 AND 2000

(UNAUDITED)

	Three Months Ended April 30,
	2001	2000
Revenue:
Software licenses	$14,542,893	$11,613,020
Maintenance	10,455,656	8,362,374
Professional services	2,494,729	1,179,897

Total revenue	27,493,278	21,155,291

Cost of revenue:
Software licenses	122,742	463,604
Maintenance	1,420,803	1,649,757
Professional services	2,095,817	1,065,099

Total cost of revenue	3,639,362	3,178,460

Gross profit	23,853,916	17,976,831

Operating expenses:
Sales and marketing	8,123,801	6,341,486
Research and development	3,639,444	2,007,810
General and administrative	1,508,447	2,565,910
Stock-based compensation	75,699	83,859
Amortization of intangible assets	2,121,837	536,442

Total operating expenses	15,469,228	11,535,507

Operating income	8,384,688	6,441,324
Interest and other income, net	1,651,635	1,781,024

Income before income taxes	10,036,323	8,222,348
Income taxes	4,114,892	3,510,709

Net income	$5,921,431	$4,711,639

Comprehensive income:
Net income	$5,921,431	$4,711,639
Other comprehensive income (loss):
Foreign currency translation adjustment	110,260	(72,462)
Unrealized gains (losses) on marketable equity securities, net of tax	81,739	(33,362)

Other comprehensive income (loss)	191,999	(105,824)

Total comprehensive income	$6,113,430	$4,605,815

Net income per share:
Basic	$0.15	$0.12

Diluted	$0.15	$0.12

Weighted average shares used in per share calculations:
Basic	39,370,519	37,972,148

Diluted	40,462,333	39,783,602

See accompanying notes to condensed consolidated financial statements.

SERENA SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED APRIL 30, 2001 AND 2000

(UNAUDITED)

	Three Months Ended April 30,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,921,431	$4,711,639
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	381,551	254,218
Increase (decrease) in allowance for bad debts	(109,812)	225,000
Gain on disposal of fixed assets	(1,271)	—
Accrued interest on notes receivable from stockholders, net of cash received	24,729	(247,879)
Amortization of deferred stock-based compensation	75,699	83,859
Amortization of intangible assets	2,121,837	536,442
Changes in operating assets and liabilities:
Accounts receivable	(250,064)	810,194
Prepaid expenses and other assets	42,221	(721,324)
Accounts payable	(329,450)	(62,783)
Income taxes payable	1,257,642	1,074,649
Accrued expenses	781,907	(1,218,487)
Deferred revenue	(354)	1,416,760

Net cash provided by operating activities	9,916,066	6,862,288

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of property and equipment	(738,090)	(280,347)
Purchases of short-term and long-term investments	(4,584,967)	(2,600,848)

Net cash used in investing activities	(5,323,057)	(2,881,195)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options under the employee stock option plan	411,618	355,112
Payment of principal on notes receivable from stockholders	1,032,182	75,879

Net cash provided by financing activities	1,443,800	430,991

EFFECT OF EXCHANGE RATE CHANGES ON CASH	110,260	(72,462)

NET INCREASE IN CASH AND CASH EQUIVALENTS	6,147,069	4,339,622
Cash and cash equivalents at beginning of period	85,178,946	80,930,648

Cash and cash equivalents at end of period	$91,326,015	$85,270,270

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid	$2,852,526	$2,351,564

NONCASH INVESTING AND FINANCING ACTIVITIES:
Restricted stock issued for notes receivable from stockholders	$—	$15,819,001

Unrealized gains (losses) on marketable equity securities	$81,739	$(33,362)

See accompanying notes to condensed consolidated financial statements.

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

    SERENA Software, Inc. ("SERENA" or the "Company") is an industry-leading provider of software infrastructure products and consulting best practices that automate enterprise software and Web content changes. Its principal markets are North America, and to a lesser extent, Europe.

    The accompanying unaudited condensed consolidated financial statements have been prepared on substantially the same basis as the audited consolidated financial statements, and in the opinion of management include all adjustments, consisting only of normal recurring adjustments, except as otherwise noted, necessary for their fair presentation. These unaudited condensed consolidated financial statements and the notes thereto have been prepared in accordance with the Instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all disclosures required by generally accepted accounting principles in the United States of America and Regulation S-X for annual financial statements. For these additional disclosures, readers should refer to the Company's annual report on Form 10-K for the fiscal year ended January 31, 2001. The interim results presented are not necessarily indicative of results for any subsequent quarter or for the fiscal year ending January 31, 2002.

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

    The following is a reconciliation of the shares used in the computation of basic and diluted net income per share:

	Three Months Ended April 30,
	2001	2000
Basic net income per share—weighted average number of common shares outstanding	39,370,519	37,972,148
Effect of potentially dilutive securities outstanding—restricted stock and options	1,091,814	1,811,454

Shares used in diluted net income per share computation	40,462,333	39,783,602

(2) Recent Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133 "Accounting For Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. This statement becomes effective for all fiscal quarters of fiscal years beginning after June 15, 2000, as amended by SFAS No. 137 "Accounting for Derivative Instruments—Deferral of the Effective Date of SFAS Statement No. 133" and SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities, Amendment of SFAS No. 133." The Company adopted SFAS No. 133 on February 1, 2001 without a material effect on the financial statements.

(3) Subsequent Event

    On June 1, 2001, the Company filed with the Securities and Exchange Commission a Form S-8 Registration Statement Under the Securities Act of 1933 (the "Registration Statement"). In the Registration Statement, the Company registered a total of 2,562,500 shares of the Company's common stock, $.001 par value per share (the "Shares"), of which (i) 1,927,500 Shares were registered under the Amended and Restated 1997 Stock Option and Incentive Plan, (ii) 575,000 Shares were registered under the 1999 Employee Stock Option Plan and (iii) 60,000 Shares were registered under the 1999 Director Option Plan.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    This report contains forward-looking statements under the private securities reform act of 1995. Certain statements under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report are "forward-looking statements." These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements contained in this report that are not historical facts. When used in this report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors discussed under "Factors That May Affect Future Results" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in, or incorporated by reference into, this report. Factors that could cause or contribute to such differences include but are not limited to, our reliance on our mainframe products for revenue, the percentage of license revenue typically closed at the end of each quarter making estimation of operating results prior to the end of the quarter extremely uncertain, changes in revenue mix and seasonality, our ability to deliver our products on the distributed systems platform, dependence on revenues from our installed base, continued demand for additional mainframe MIPS capacity, expansion of our professional services and international organizations and our ability to manage our growth. We assume no obligation to update the forward-looking information contained in this report. It is important that the discussion below be read together with the attached condensed consolidated financial statements and notes thereto, with the discussion of such risks and uncertainties and with the audited financial statements and notes thereto, and the "Management's Discussion and Analysis of Financial Condition and Results of Operations," contained in the Company's form 10-K for fiscal 2001.

Product Renaming to Reflect Enhanced Product Integration and Growth in New Markets

    Product names set forth below in this discussion and analysis of SERENA's financial condition and results of operations reflect the Company's new product naming convention. The Company has renamed its full line of software change management products, designed to reflect the enhanced integration that the products increasingly share, as well as our entrance into the Web content management market. The Company has organized its integrated suite of products under two primary product families, SERENA ChangeMan and SERENA StarTool. For a listing of the old and new product names and descriptions, please see the Company's Form 10-K for fiscal 2001 filed with the Securities and Exchange Commission on April 30, 2001 and the Company's Press Release "SERENA Announces Product Renaming to Reflect Enhanced Product Integration, Growth in New Markets" dated April 30, 2001.

Results of Operations

    References to the dollar and percentage increases or decreases set forth below in this discussion and analysis of SERENA's results of operations are derived from comparisons between SERENA's condensed consolidated statements of income and comprehensive income for the three month period ended April 30, 2001 and 2000.

    The following table sets forth our results of operations expressed as a percentage of total revenue. These operating results for the periods presented are not necessarily indicative of the results for the full fiscal year or any other period.

	Percentage of Revenue Three Months Ended April 30,
	2001	2000
Revenue:
Software licenses	52.9%	54.9%
Maintenance	38.0%	39.5%
Professional services	9.1%	5.6%

TOTAL REVENUE	100%	100%

Cost of revenue:
Software licenses	0.4%	2.2%
Maintenance	5.2%	7.8%
Professional services	7.6%	5.0%

TOTAL COST OF REVENUE	13.2%	15.0%

GROSS PROFIT	86.8%	85.0%

Operating expenses:
Sales and marketing	29.5%	30.0%
Research and development	13.3%	9.5%
General and administrative	5.5%	12.1%
Stock-based compensation	0.3%	0.4%
Amortization of intangible assets	7.7%	2.5%

TOTAL OPERATING EXPENSES	56.3%	54.5%

OPERATING INCOME	30.5%	30.5%
Interest and other income, net	6.0%	8.4%

Income before income taxes	36.5%	38.9%
Income taxes	15.0%	16.6%

NET INCOME	21.5%	22.3%

Revenue

    We derive revenue from software licenses, maintenance and professional services. Our total revenue increased $6.3 million or 30% to $27.5 million in the current fiscal quarter ended April 30, 2001 from $21.2 million in the same quarter a year ago. International sales represented approximately 33% and 13% of our total licenses revenue in the current fiscal quarter ended April 30, 2001 and the same quarter a year ago, respectively.

    Software Licenses.  Software licenses revenue as a percentage of total revenue was 53% in the current fiscal quarter ended April 30, 2001 as compared to 55% in the same quarter a year ago. Software licenses revenue increased $2.9 million or 25% to $14.5 million in the current fiscal quarter from $11.6 million in the same quarter a year ago. The dollar increase is generally attributed to increased demand for new licenses of our products as a result of greater customer awareness of and need for third-party software change management ("SCM") solutions, fueled by new IT initiatives associated with the Internet, eCommerce and the webification of legacy systems. Our StarTool suite of products, primarily StarTool FDM and StarTool IOO, accounted for 25% of total software license revenue in the current fiscal quarter, up from 9% in the same quarter a year ago. The introduction of our distributed systems products, primarily ChangeMan DS in the second half of fiscal 2000, and to a lesser extent ChangeMan ALM and ChangeMan WCM which were introduced late in fiscal 2001 and in the first quarter of fiscal 2002, respectively, has also contributed to the dollar increase when comparing the current quarter to the same quarter a year ago. ChangeMan for z/OS & OS/390, StarTool FDM and ChangeMan DS together make up a significant portion of total software licenses revenue. These products accounted for 66% of total software licenses revenue in both the current fiscal quarter and in the same quarter a year ago, or $9.6 million and $7.7 million, respectively.

    Maintenance.  Maintenance revenue as a percentage of total revenue was 38% in the current fiscal quarter ended April 30, 2001 as compared to 40% in the same quarter a year ago. Maintenance revenue increased $2.1 million or 25% to $10.5 million in the current fiscal quarter from $8.4 million in the same quarter a year ago. The dollar increase reflects growth in installed software licenses base, as new licenses generally include one year of maintenance, renewals of maintenance agreements by existing customers and, to a lesser extent, maintenance price increases.

    Professional Services.  Professional services revenue as a percentage of total revenue was 9% in the current fiscal quarter ended April 30, 2001 as compared to 6% in the same quarter a year ago. Professional services revenue increased $1.3 million or 111% to $2.5 million in the current fiscal quarter from $1.2 million in the same quarter a year ago. The significant dollar increase is generally attributable to greater consulting opportunities resulting from our larger installed customer base and our expanded consulting service capabilities. Specifically, the dollar increase is attributable to certain of our customers putting projects on hold in the first quarter of fiscal 2001 in order to address their remediation, testing and other activities associated with becoming Year 2000 compliant and a delay, also in the same quarter, in closing professional service contracts with a significant customer.

Cost of Revenue

    Cost of revenue, which consists of cost of software licenses, cost of maintenance and cost of professional services, was $3.6 million or 13% of total revenue in the current fiscal quarter ended April 30, 2001 as compared to $3.2 million or 15% in the same quarter a year ago. Cost of revenue increased $0.4 million or 15% in the current fiscal quarter when compared to the same quarter a year ago. As a percentage of total revenue, cost of revenue has decreased predominantly as a result of the elimination of sublicense fees associated with our ChangeMan SSM and StarTool FDM products and, to a lesser extent, as the rate of growth in revenue has been greater than the rate of growth in costs associated with our customer support and professional services infrastructures, including personnel additions to support maintenance and professional services revenue growth.

    Software Licenses.  Cost of software licenses consists principally of fees associated with our StarTool FDM products and more recently, and to a lesser extent, fees associated with integrating third party technology into our ChangeMan DS and ChangeMan ALM distributed systems products. In the first quarter of fiscal 2001, cost of software licenses also included sublicense fees associated with our StarTool FDM and ChangeMan SSM products. Cost of software licenses as a percentage of total software licenses revenue was 1% in the current fiscal quarter ended April 30, 2001 as compared to 4% in the same quarter a year ago. Cost of software licenses decreased $0.3 million to $0.1 million in the current fiscal quarter from $0.4 million in the same quarter a year ago. The decrease, both in absolute dollar terms and as a percentage of total software licenses revenue, is attributable to the elimination of sublicense fees associated with our ChangeMan SSM and StarTool FDM products in the second and third quarters of fiscal 2001, respectively.

    Maintenance.  Cost of maintenance consists primarily of salaries, bonuses and other costs associated with our customer support organizations. In the first quarter of fiscal 2001, cost of maintenance also included sublicense fees associated with our StarTool FDM and ChangeMan SSM products. Cost of maintenance as a percentage of total maintenance revenue was 14% in the current fiscal quarter ended April 30, 2001 as compared to 20% in the same quarter a year ago. Cost of maintenance decreased $0.2 million or 14% to $1.4 million in the current fiscal quarter from $1.6 million in the same quarter a year ago. The decrease, both in absolute dollar terms and as a percentage of total maintenance revenue, is attributable to the elimination of sublicense fees associated with our StarTool FDM and ChangeMan SSM products, all partially offset by increased expenses associated with our customer support organization including personnel additions needed to support the maintenance revenue growth. Cost of maintenance as a percentage of total maintenance revenue has decreased quarter over quarter as the rate of increase in maintenance revenue has been greater than the rate of increase in costs associated with our customer support organization, including the elimination of sublicense fees late in fiscal 2001.

    Professional Services.  Cost of professional services consists of salaries, bonuses and other costs associated with supporting our professional services organization. Cost of professional services as a percentage of total professional services revenue was 84% in the current fiscal quarter ended April 30, 2001 as compared to 90% in the same quarter a year ago. Cost of professional services increased $1.0 million or 97% to $2.1 million in the current fiscal quarter from $1.1 million in the same quarter a year ago. The absolute dollar increase is predominantly due to increased expenses associated with our professional services organization including personnel additions and other infrastructure costs needed to support the professional services revenue growth, offset in part by reductions in early fiscal 2001 of independent contractors and reallocations of professional services resources to other parts of the organization as a result of our customers putting projects on hold to address issues associated with becoming Year 2000 compliant. Cost of professional services as a percentage of total professional services revenue decreased as the rate of increase in professional services revenue was greater than the rate of increase in costs associated with our professional services organization.

Operating Expenses

    Sales and Marketing.  Sales and marketing expenses consist primarily of salaries, commissions and bonuses, payroll taxes, and employee benefits as well as travel, entertainment and marketing expenses. Sales and marketing expenses as a percentage of total revenue were 30% for both the current fiscal quarter ended April 30, 2001 and the same quarter a year ago. Sales and marketing expenses increased $1.8 million or 28% to $8.1 million in the current fiscal quarter from $6.3 million in the same quarter a year ago. The dollar increase is due primarily to our continued expansion of our direct sales and marketing organizations to support license revenue growth, and to a lesser extent, our marketing initiatives surrounding our distributed systems products and the development of our international sales and telesales efforts. As a percentage of total revenue, sales and marketing expenses remained unchanged as the rate of increase in revenues offset the rate of increase in costs of our continued expansion of the sales and marketing organizations. In absolute dollar terms, we expect sales and marketing expenses to increase as we continue to hire additional sales and marketing personnel, market our distributed systems products and undertake additional marketing programs.

    Research and Development.  Research and development expenses consist primarily of salaries, bonuses, payroll taxes, and employee benefits and costs attributable to research and development activities. Research and development expenses as a percentage of total revenue were 13% in the current fiscal quarter ended April 30, 2001 as compared to 10% in the same quarter a year ago. Research and development expenses increased $1.6 million or 81% to $3.6 million in the current fiscal quarter from $2.0 million in the same quarter a year ago. In absolute dollar terms and as a percentage of total revenue, the increase is primarily due to increases in salary, bonus, payroll tax, employee benefits and other headcount-related costs which resulted from the expansion of our research and development efforts to enhance existing products and develop our distributed systems products, and is also due to the Company's acquisition of UltiMIS and the STARTOOL asset purchase late in fiscal 2001. In absolute dollar terms, we expect research and development expenses to increase as we continue to hire additional research and development personnel, primarily to develop our distributed systems product suite and develop our product offerings to integrate code and content changes across multiple platforms from the mainframe to the Web.

    General and Administrative.  General and administrative expenses consist primarily of salaries, bonuses, payroll taxes, and benefits and certain non-allocable administrative costs, including legal and accounting fees and bad debts. General and administrative expenses as a percentage of total revenue were 6% in the current fiscal quarter as compared to 12% in the same quarter a year ago. General and administrative expenses decreased $1.1 million or 41% to $1.5 million in the current fiscal quarter from $2.6 million in the same quarter a year ago. In absolute dollar terms and as a percentage of total revenue, the decrease is predominantly the result of efficiency gains and solid cost and growth controls put in place within our administrative infrastructure, and to a lesser extent, a decrease in legal fees as a result of the Company's lawsuit settlement in the third quarter of fiscal 2001. Going forward, we expect general and administrative expenses to increase in absolute dollar terms as we expand our infrastructure and our operations.

    Amortization of Intangible Assets.  In connection with the acquisitions of Optima Software, Inc. in September 1998, Diamond in June 1999, HPS in May 2000 and UltiMIS in September 2000, and the StarTool asset purchase in August 2000, the Company has recorded $65.6 million in intangible assets, of which $55.4 million is unamortized as of April 30, 2001. Combined, intangible assets are being amortized over periods of one year or less on $0.9 million, two to seven years on $43.5 million and fifteen years on the remaining $21.2 million. Of the total intangible assets, $2.1 million was amortized in the current fiscal quarter ended April 30, 2001 as compared to $0.5 million in the same quarter a year ago. We expect to amortize an additional $2.0 million per quarter over the next seven quarters through the end of fiscal 2003. The intangible assets will be fully amortized by the end of fiscal 2014.

Interest and Other Income, net

    Interest and Other Income, net.  Interest and other income, net decreased $0.1 million or 7% to $1.7 million in the current fiscal quarter ended April 30, 2001 from $1.8 million in the same quarter a year ago. The dollar decrease in interest and other income, net is generally due to reduced market interest rates, partially offset by increases in balances on interest-bearing accounts, such as cash and cash equivalents, and both short and long-term investments, resulting from accumulation of earnings.

Income Taxes

    Income Taxes.  Income taxes were $4.1 million in the current fiscal quarter ended April 30, 2001 and $3.5 million in the same quarter a year ago, representing effective income tax rates of 41% and 43%, respectively. The Company's effective income tax rate has decreased in the current fiscal quarter when compared to the same quarter a year ago, predominantly due to growth in revenue. SERENA's effective income tax rate has historically benefited from the United States research and experimentation tax credit and tax benefits generated from export sales made from the United States.

Liquidity and Capital Resources

    Since SERENA's inception, we have financed our operations and met our capital requirements through cash flows from operations. As of April 30, 2001, SERENA had $91.3 million in cash and cash equivalents and an additional $29.1 million and $3.0 million in short and long-term investments, respectively, consisting principally of high grade commercial paper, certificates of deposit, and short and long-term bonds. Cash flows provided by operating activities were $9.9 million and $6.9 million in the current fiscal quarter ended April 30, 2001 and the same quarter a year ago, respectively. In the current fiscal quarter, SERENA's cash flows provided by operating activities exceeded net income principally due to the inclusion of non-cash expenses in net income and increases in income taxes payable and accrued expenses; all partially offset by decreases in trade accounts payable and trade accounts receivable. In the same quarter a year ago, SERENA's cash flows provided by operating activities exceeded net income principally due to cash collections in advance of revenue recognition for maintenance contracts, increases in income taxes payable and the inclusion of non-cash expenses in net income; all partially offset by a decrease in accrued expenses. Cash used in investing activities were predominantly related to the purchase of short and long-term investments totaling $4.6 million in the current fiscal quarter ended April 30, 2001 and $2.6 million in the same quarter a year ago, and to a lesser extent, purchases of computer equipment and office furniture and equipment in both quarters. Cash flows provided by financing activities were entirely related to payment of principal on notes receivable from stockholders totaling $1.0 million and $0.1 million in the current fiscal quarter and the same quarter a year ago, respectively, and the exercise of stock options under the employee stock purchase plan totaling $0.4 million in both quarters.

    At April 30, 2001, the Company did not have any material commitments for capital expenditures and have no revolving credit agreements or other term loan agreements with any banks or other financial institutions.

    At April 30, 2001, the Company had working capital of $111.9 million, trade accounts receivable, net of allowances, of $20.9 million and total deferred revenues of $23.8 million.

    We believe that current cash and short-term investments, and cash flows from operations will satisfy our working capital and capital expenditure requirements for at least the next twelve months.

Factors That May Affect Future Results

    This report, including this Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements under the Private Securities Reform Act of 1995 and other prospective information relating to future events. These forward-looking statements and other prospective information are subject to certain risks and uncertainties that could cause results to differ materially from historical results or anticipated results, including but not limited to, our reliance on our mainframe products for revenue, the percentage of license revenue typically closed at the end of each quarter making estimation of operating results prior to the end of the quarter extremely uncertain, changes in revenue mix and seasonality, our ability to deliver our products on the distributed systems platform, dependence on revenues from our installed base, continued demand for additional mainframe MIPS capacity, expansion of our professional services and international organizations, our ability to manage our growth and the following:

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

We Have Relied and Expect to Continue to Rely on Sales of Our Mainframe Products for Our Revenue

    Historically, the majority of our software license revenue has resulted from the sale of our mainframe products. Any factors adversely affecting the pricing of, demand for or market acceptance of our mainframe products, such as competition or technological change, could materially adversely affect our business and quarterly and annual operating results. In particular, ChangeMan for z/OS & OS/390 and Comparex, two of our mainframe products, have been responsible for a substantial majority of our revenue. In the current fiscal quarter ended April 30, 2001, sales of ChangeMan z/OS & OS/390 and Comparex together accounted for approximately 56% of our total software licenses revenue. We expect that these products will continue to account for a large portion of our software licenses revenue for the foreseeable future. Our future operating results depend on the continued market acceptance of our mainframe products, including future enhancements.

Our Introduction of SERENA SCM Products for Distributed Systems May Not Be Successful

    We introduced our ChangeMan DS product in fiscal 2000, our ChangeMan ALM and ChangeMan ECP products in fiscal 2001 and our ChangeMan WCM product in the first quarter of fiscal 2002. We are currently developing new products and enhancing our product suite to support additional distributed systems platforms. If we do not successfully develop, market, sell and support our distributed systems products, this would materially adversely affect our business and our future quarterly and annual operating results. Historically, the majority of our products have been designed for the mainframe platform, and the majority of our software license revenue, maintenance revenue and professional services revenue to date have been attributable to licenses for these mainframe products. We have limited experience developing, marketing, selling or supporting distributed systems products. Developing, marketing and selling our distributed systems products will require significant resources that we may not have. Our sales and marketing organizations have historically focused exclusively on sales of our products for the mainframe and have limited experience marketing and selling distributed systems products. Additionally, we have limited experience in providing support services for distributed systems products. Competition for experienced software engineers, sales personnel and support staff is intense and if we fail to attract qualified personnel this would impair our ability to support our distributed systems products. Many of our competitors have substantially greater experience providing distributed systems compatible software products than we do, and many also have significantly greater financial and organizational resources.

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

    Risks of International Operations.  International sales represented approximately 33% and 13% of our total licenses revenue in the current fiscal quarter ended April 30, 2001 and the same quarter a year ago, respectively. Our international revenue is attributable principally to our European operations. Our international operations are, and any expanded international operations will be, subject to a variety of risks associated with conducting business internationally that could materially adversely affect our business and future quarterly and annual operating results, including the following:

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

    Mainframe Competition.  We currently face competition from a number of sources, including:

  •
  Customers' internal IT departments

  •
  Providers of SCM products that compete directly with SERENA ChangeMan and SERENA Comparex such as Computer Associates, MERANT, IBM and smaller private companies

  •
  Providers of SCM application development programmer productivity and system management products such as Compuware, IBM and smaller private companies

    Competition in the Distributed Systems SCM Market.  We also face significant competition as we develop, market and sell our distributed systems products, including ChangeMan DS, ChangeMan ALM, ChangeMan ECP and ChangeMan WCM. If we are unable to successfully penetrate the distributed systems SCM market, our business and future quarterly and annual operating results will be materially adversely affected. Penetrating the existing distributed systems SCM market will be difficult. Competitors in the distributed systems market include Rational Software, Computer Associates, MERANT, Microsoft, Interwoven, Documentum, and other smaller private companies.

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

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk

    The Company does not use derivative financial instruments in its investment portfolio and has no foreign exchange contracts. Its financial instruments consist of cash and cash equivalents, short and long-term investments, trade accounts and contracts receivable and accounts payable. The Company considers investments in highly liquid instruments purchased with a remaining maturity of 90 days or less to be cash equivalents. All of the Company's cash equivalents and short and long-term investments principally consist of commercial paper and debt securities, and are classified as available-for-sale as of April 30, 2001. The Company's exposure to market risk for changes in interest rates relates primarily to its short and long-term investments and short-term obligations, thus, fluctuations in interest rates would not have a material impact on the fair value of these securities.

    Sales to foreign countries accounted for approximately 24% of the total revenue during the quarter ended April 30, 2001. Because the Company invoices certain of its foreign sales in currencies other than the United States dollar, predominantly the British pound sterling and German deutsche mark, and does not hedge these transactions, fluctuations in exchange rates could adversely affect the translated results of operations of the Company's foreign subsidiaries. Therefore, foreign exchange fluctuation could create a risk of significant balance sheet gains or losses on the Company's consolidated financial statements. However, given the Company's foreign subsidiaries' net book values as of April 30, 2001 and net cash flows for the most recent fiscal quarter ended April 30, 2001 and fiscal year ended January 31, 2001, the Company believes that such foreign denominated balances and activity are not material.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    Not applicable.

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS

    Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

ITEM 5. OTHER INFORMATION

    Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.	Exhibit Title
(a)	Exhibits
Not applicable.
(b)	Reports on Form 8-K
No reports on Form 8-K were filed by the Company during the quarter ended April 30, 2001.

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
Date: June 14, 2001

QuickLinks

INDEX
PART I—FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
SERENA SOFTWARE, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
SERENA SOFTWARE, INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED APRIL 30, 2001 AND 2000 (UNAUDITED)
SERENA SOFTWARE, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED APRIL 30, 2001 AND 2000 (UNAUDITED)
SERENA SOFTWARE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
  ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  ITEM 3. Quantitative and Qualitative Disclosure About Market Risk
PART II—OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES