Form 10-Q
period 2001-07-31
SERENA SOFTWARE INC
filed 2001-09-12
CIK 1073967

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2001

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The number of shares of the registrant's Common Stock, par value $0.001, outstanding as of August 31, 2001 was 40,207,878.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

    SERENA SOFTWARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	July 31, 2001	January 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$91,347,020	$85,178,946
Short-term investments	33,277,695	27,479,016
Accounts receivable, net of allowance of $804,370 and $1,071,670 at July 31 and January 31, 2001, respectively	12,475,846	20,904,067
Deferred taxes	7,875,267	7,875,267
Prepaid expenses and other current assets	1,085,381	1,429,828

Total current assets	146,061,209	142,867,124
Long-term investments	9,336,767	—
Property and equipment, net	3,524,573	3,308,908
Goodwill and other intangible assets, net	54,296,337	57,472,005
Other assets	178,406	169,650

TOTAL ASSETS	$213,397,292	$203,817,687

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$454,757	$904,433
Income taxes payable	650,722	6,498,967
Accrued expenses	11,656,206	12,090,817
Deferred revenue	18,643,053	18,362,375

Total current liabilities	31,404,738	37,856,592
Deferred revenue, net of current portion	7,303,735	5,847,141
Deferred taxes	2,969,561	2,969,561

Total liabilities	41,678,034	46,673,294

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 90,000,000 and 60,000,000 shares authorized; 40,186,760 and 39,688,513 shares issued and outstanding at July 31 and January 31, 2001, respectively	40,187	39,689
Additional paid-in capital	119,922,621	116,454,758
Deferred stock-based compensation	(55,895)	(157,438)
Notes receivable from stockholders	(10,789,880)	(12,113,518)
Accumulated other comprehensive loss	(63,096)	(140,965)
Retained earnings	62,665,321	53,061,867

Total stockholders' equity	171,719,258	157,144,393

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$213,397,292	$203,817,687

See accompanying notes to condensed consolidated financial statements.

SERENA SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 31, 2001 AND 2000
(UNAUDITED)

	Three Months Ended July 31,		Six Months Ended July 31,
	2001	2000	2001	2000
Revenue:
Software licenses	$11,586,162	$14,253,439	$26,129,055	$25,866,459
Maintenance	10,256,504	9,064,782	20,712,160	17,427,156
Professional services	1,605,501	1,890,657	4,100,230	3,070,554

Total revenue	23,448,167	25,208,878	50,941,445	46,364,169

Cost of revenue:
Software licenses	186,121	441,272	308,863	904,876
Maintenance	1,455,749	1,523,554	2,876,552	3,173,311
Professional services	1,630,131	1,591,340	3,725,948	2,656,439

Total cost of revenue	3,272,001	3,556,166	6,911,363	6,734,626

Gross profit	20,176,166	21,652,712	44,030,082	39,629,543

Operating expenses:
Sales and marketing	7,936,444	7,019,148	16,060,245	13,360,634
Research and development	3,686,324	2,372,974	7,325,768	4,380,784
General and administrative	1,814,406	2,497,701	3,322,853	5,063,611
Stock-based compensation	25,842	56,259	101,541	140,118
Amortization of goodwill and other intangible assets	2,053,833	723,748	4,175,670	1,260,190
Acquired in-process research and development	—	490,576	—	490,576

Total operating expenses	15,516,849	13,160,406	30,986,077	24,695,913

Operating income	4,659,317	8,492,306	13,044,005	14,933,630
Interest and other income, net	1,581,401	2,071,901	3,233,036	3,852,925

Income before income taxes	6,240,718	10,564,207	16,277,041	18,786,555
Income taxes	2,558,695	4,650,074	6,673,587	8,160,783

Net income	$3,682,023	$5,914,133	$9,603,454	$10,625,772

Comprehensive income:
Net income	$3,682,023	$5,914,133	$9,603,454	$10,625,772
Other comprehensive income (loss):
Foreign currency translation adjustment	3,742	46,724	114,002	(25,738)
Unrealized gain (loss) on marketable equity securities	(117,872)	38,969	(36,133)	5,607

Other comprehensive income (loss)	(114,130)	85,693	77,869	(20,131)

Total comprehensive income	$3,567,893	$5,999,826	$9,681,323	$10,605,641

Net income per share:
Basic	$0.09	$0.15	$0.24	$0.28

Diluted	$0.09	$0.15	$0.24	$0.27

Weighted average shares used in per share calculations:
Basic	39,714,201	38,390,009	39,542,360	38,181,078

Diluted	40,726,195	40,360,865	40,594,264	40,072,234

See accompanying notes to condensed consolidated financial statements.

SERENA SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JULY 31, 2001 AND 2000
(UNAUDITED)

	Six Months Ended July 31,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,603,454	$10,625,772
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	744,917	556,484
Increase (decrease) in allowance for bad debts	(267,300)	326,430
Loss on sale of property and equipment	6,624	—
Accrued interest on notes receivable from stockholders, net of cash received	(91,679)	(613,519)
Amortization of deferred stock-based compensation	101,541	140,118
Amortization of goodwill and other intangible assets	4,175,670	1,260,190
Acquired in-process research and development	—	490,576
Changes in operating assets and liabilities:
Accounts receivable	8,593,226	(1,799,504)
Prepaid expenses and other assets	426,558	(527,685)
Accounts payable	(448,757)	111,211
Income taxes payable	(5,835,656)	(285,887)
Accrued expenses	(1,574,699)	765,241
Deferred revenue	1,873,044	2,232,598

Net cash provided by operating activities	17,306,941	13,282,025

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of property and equipment	(964,969)	(718,675)
Purchases of short-term and long-term investments, net	(15,171,579)	(4,984,161)
Cash paid for acquisitions, net of cash acquired	—	(1,602,104)

Net cash used in investing activities	(16,136,548)	(7,304,940)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options under the employee stock option plan	2,442,106	616,869
Sale of common stock under the employee stock purchase plan	1,026,255	751,595
Payment of principal on notes receivable from stockholders	1,415,317	169,383

Net cash provided by financing activities	4,883,678	1,537,847

EFFECT OF EXCHANGE RATE CHANGES ON CASH	114,002	(25,738)

NET INCREASE IN CASH AND CASH EQUIVALENTS	6,168,074	7,489,194
Cash and cash equivalents at beginning of period	85,178,946	80,930,648

Cash and cash equivalents at end of period	$91,347,020	$88,419,842

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid	$12,492,446	$8,325,275

NONCASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued in business acquisitions	$—	$1,836,617

Restricted stock issued for notes receivable from stockholders	$—	$9,294,001

Unrealized gain (loss) on marketable equity securities	$(36,133)	$5,607

Contingent consideration accrued for the UltiMIS acquisition	$1,000,000	$—

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

    The accompanying unaudited condensed consolidated financial statements have been prepared on substantially the same basis as the audited consolidated financial statements, and in the opinion of management include all adjustments, consisting only of normal recurring adjustments, except as otherwise noted, necessary for their fair presentation. These unaudited condensed consolidated financial statements and the notes thereto have been prepared in accordance with the Instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all disclosures required by accounting principles generally accepted in the United States of America and Regulation S-X for annual financial statements. For these additional disclosures, readers should refer to the Company's annual report on Form 10-K for the fiscal year ended January 31, 2001. The interim results presented are not necessarily indicative of results for any subsequent quarter or for the fiscal year ending January 31, 2002.

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

    The following is a reconciliation of the shares used in the computation of basic and diluted net income per share:

	Three Months Ended July 31,		Six Months Ended July 31,
	2001	2000	2001	2000
Basic net income per share—weighted average number of common shares outstanding	39,714,201	38,390,009	39,542,360	38,181,078
Effect of potentially dilutive securities outstanding—restricted stock and options	1,011,994	1,970,856	1,051,904	1,891,156

Shares used in diluted net income per share computation	40,726,195	40,360,865	40,594,264	40,072,234

(2) Recent Accounting Pronouncements

    On July 20, 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangibles."

    SFAS No. 141 supercedes Accounting Principles Board Opinion No. 16 ("APB 16"), "Business Combinations." SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting and that the use of the pooling-of-interests method will therefore no longer be permitted. The Company adopted the provisions of SFAS No. 141 commencing July 1, 2001. The adoption of SFAS No. 141 has not impacted the Company's financial position or results of operations.

    SFAS No. 142 supercedes APB 17 "Intangible Assets." SFAS No. 142 requires that goodwill resulting from a business combination no longer be amortized to earnings, but instead be reviewed for impairment. The Company is required to adopt SFAS No. 142 as of February 1, 2002. For goodwill resulting from business combinations prior to July 1, 2001, amortization of such goodwill will continue through January 31, 2002, but will cease February 1, 2002. For business combinations occurring on or after July 1, 2001, the associated goodwill will not be amortized. Upon adoption of SFAS No. 142, the Company is required to perform a transitional impairment test for all recorded goodwill within six months and, if necessary, determine the amount of an impairment loss by January 31, 2003. The effects of adopting SFAS No. 142 are currently being determined. The Company believes that some portion of the goodwill and intangible assets currently being amortized will not be amortized in the future. Amortization expense for the three months ended July 31, 2001 totaled $2.1 million.

    In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of a tangible long-lived asset. SFAS No. 143 also requires the enterprise to record the contra to the initial obligation as an increase to the carrying amount of the related long-lived asset (i.e., the associated asset retirement costs) and to depreciate that cost over the remaining useful life of the asset. The amount of the asset retirement obligation is revised at the end of each period to reflect the passage of time (i.e., accretion expense) and changes in the estimated future cash flows underlying the initial fair value measurement. The Company is required to adopt SFAS No. 143 as of February 1, 2003. The Company does not expect SFAS No. 143 to have a material impact on its financial position or results of operations.

(3) Registration of Additional Common Stock and Increase in Authorized Common Stock

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

    On June 29, 2001, the Company at its Annual Meeting of Stockholders approved an amendment to SERENA's Amended and Restated Certificate of Incorporation to increase the authorized number of shares of common stock of SERENA from 60,000,000 to 90,000,000.

(4) Subsequent Event—Restructuring Costs

    On August 6, 2001, in response to the general weakening of the worldwide economy and resulting IT spending slowdown, the Company announced and began to execute its plan to reduce workforce by approximately 12% or 45 positions affecting all parts of the organization. The Company expects to realize cost savings going forward as a result of this reduction and other cost savings initiatives implemented. In connection with these actions, the Company expects to take a one-time restructuring charge in the third fiscal quarter of approximately $2 to $3 million.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    This report contains forward-looking statements under the private securities reform act of 1995. Certain statements under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report are "forward-looking statements." These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements contained in this report that are not historical facts. When used in this report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors discussed under "Factors That May Affect Future Results" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in, or incorporated by reference into, this report. Factors that could cause or contribute to such differences include but are not limited to, our reliance on our mainframe products for revenue; the percentage of license revenue typically closed at the end of each quarter making estimation of operating results prior to the end of the quarter extremely uncertain; weak economic conditions world-wide which may continue to affect the overall demand for software and services, which could result in decreased revenues or lower revenue growth rates; changes in revenue mix and seasonality; our ability to deliver our products on the distributed systems platform; dependence on revenues from our installed base; continued demand for additional mainframe MIPS capacity; expansion of our professional services and international organizations; our ability to successfully execute on our restructuring plans including effectively managing our workforce reduction; and our ability to manage our growth. We assume no obligation to update the forward-looking information contained in this report. It is important that the discussion below be read together with the attached condensed consolidated financial statements and notes thereto, with the discussion of such risks and uncertainties and with the audited financial statements and notes thereto, and the "Management's Discussion and Analysis of Financial Condition and Results of Operations," contained in the Company's Form 10-K for fiscal 2001.

Product Renaming to Reflect Enhanced Product Integration and Growth in New Markets

    Product names set forth below in this discussion and analysis of SERENA's financial condition and results of operations reflect the Company's product naming convention announced April 30, 2001. The Company has renamed its full line of software change management products, designed to reflect the enhanced integration that the products increasingly share, as well as our entrance into the Web content management market. The Company has organized its integrated suite of products under two primary product families, SERENA ChangeMan and SERENA StarTool. For a listing of the old and new product names and descriptions, please see the Company's Form 10-K for fiscal 2001 filed with the Securities and Exchange Commission on April 30, 2001 and the Company's Press Release "SERENA Announces Product Renaming to Reflect Enhanced Product Integration, Growth in New Markets" dated April 30, 2001.

Overview

    SERENA Software, Inc. is an industry leading provider of software infrastructure products and consulting best practices that automate enterprise software and Web content changes. SERENA's eBusiness Infrastructure Change Management strategy manages the change process throughout the entire eBusiness lifecycle across multiple platforms—from the mainframe to the Web.

    The Company has grown rapidly as total revenue has increased from $32.1 million in fiscal 1998 to $103.6 million in fiscal 2001. The growth in total revenue has been primarily attributable to increased demand for our mainframe products, and to a lesser extent in the last two fiscal years, the introduction of our distributed systems products, primarily ChangeMan DS, into the marketplace. In general, demand has been increasing as a result of greater awareness of and need for automated third party SCM solutions.

    However, in the current fiscal year, and more predominantly in the current fiscal quarter ended July 31, 2001, the Company has experienced a decline in its total revenue growth. The overall demand for the Company's software depends in large part on general economic and business conditions. The recent general weakening of the worldwide economy and resulting slowdown in IT spending contributed to an overall decrease in total revenues.

    On August 6, 2001, in response to the aforementioned weakening in the worldwide economy and resulting decline in IT spending, the Company announced and began to execute its plan to reduce workforce by approximately 12% or 45 positions affecting all parts of the organization. The Company expects to realize cost savings going forward as a result of this reduction and other cost savings initiatives implemented. In connection with these actions, the Company expects to take a one-time restructuring charge in the third fiscal quarter of approximately $2 to $3 million.

Results of Operations

    References to the dollar and percentage increases or decreases set forth below in this discussion and analysis of SERENA's results of operations are derived from comparisons between SERENA's condensed consolidated statements of income and comprehensive income for the three and six month periods ended July 31, 2001 to the condensed consolidated statements of income and comprehensive income for the three and six month periods ended July 31, 2000.

    The following table sets forth our results of operations expressed as a percentage of total revenue. These operating results for the periods presented are not necessarily indicative of the results for the full fiscal year or any other period.

	Percentage of Revenue Three Months Ended July 31,		Percentage of Revenue Six Months Ended July 31,
	2001	2000	2001	2000
Revenue:
Software licenses	49.4%	56.5%	51.3%	55.8%
Maintenance	43.7%	36.0%	40.7%	37.6%
Professional services	6.9%	7.5%	8.0%	6.6%

TOTAL REVENUE	100.0%	100.0%	100.0%	100.0%

Cost of revenue:
Software licenses	0.8%	1.8%	0.6%	2.0%
Maintenance	6.2%	6.0%	5.7%	6.8%
Professional services	7.0%	6.3%	7.3%	5.7%

TOTAL COST OF REVENUE	14.0%	14.1%	13.6%	14.5%

GROSS PROFIT	86.0%	85.9%	86.4%	85.5%

Operating expenses:
Sales and marketing	33.8%	27.9%	31.5%	28.8%
Research and development	15.7%	9.4%	14.4%	9.5%
General and administrative	7.7%	9.9%	6.5%	10.9%
Stock-based compensation	0.1%	0.2%	0.2%	0.3%
Amortization of intangible assets	8.8%	2.9%	8.2%	2.7%
Acquired in-process research and development	—	1.9%	—	1.1%

TOTAL OPERATING EXPENSES	66.1%	52.2%	60.8%	53.3%

OPERATING INCOME	19.9%	33.7%	25.6%	32.2%
Interest and other income, net	6.7%	8.2%	6.4%	8.3%

Income before income taxes	26.6%	41.9%	32.0%	40.5%
Income taxes	10.9%	18.4%	13.1%	17.6%

NET INCOME	15.7%	23.5%	18.9%	22.9%

Revenue

    We derive revenue from software licenses, maintenance and professional services. Our total revenue decreased $1.8 million or 7% to $23.4 million in the current fiscal quarter ended July 31, 2001 from $25.2 million in the same quarter a year ago. For the six months ended July 31, 2001, total revenue increased $4.6 million or 10% to $50.9 million from $46.3 million in the same six month period a year ago. International sales represented approximately 19% and 22% of our total revenue in the current fiscal quarter and fiscal six months ended July 31, 2001, respectively, as compared to 15% and 14% in the same quarter and six months a year ago.

    Software Licenses.  Software licenses revenue as a percentage of total revenue was 49% and 51% in the current fiscal quarter and fiscal six months ended July 31, 2001, respectively, as compared to 57% and 56% in the same quarter and six months a year ago. Software licenses revenue decreased $2.7 million or 19% to $11.6 million in the current fiscal quarter from $14.3 million in the same quarter a year ago. For the six month period ended July 31, 2001, software licenses revenue increased $0.3 million or 1% to $26.1 million from $25.8 million in the same six months a year ago. For the quarter, the dollar decrease is generally attributed to a slowdown in IT spending across all products as a result of the weak economic conditions in the U.S. and abroad and, to a lesser extent, sales execution delays and customers negotiating more aggressively on price and terms. Our StarTool suite of products, primarily StarTool FDM and StarTool IOO, accounted for 25% of total software licenses revenue in both the current fiscal quarter and fiscal six months ended July 31, 2001, up from 11% and 10% in the same quarter and six months, respectively, a year ago. ChangeMan for z/OS & OS/390, StarTool FDM and ChangeMan DS together make up a significant portion of total software licenses revenue. These products accounted for $6.8 million or 59% and $16.5 million or 63% of total software licenses revenue in the current fiscal quarter and fiscal six months ended July 31, 2001, respectively, as compared to $7.5 million or 53% and $15.2 million or 59% in the same quarter and six months a year ago, respectively.

    Maintenance.  Maintenance revenue as a percentage of total revenue was 44% and 41% in the current fiscal quarter and fiscal six months ended July 31, 2001, respectively, as compared to 36% and 38% in the same quarter and six months a year ago. Maintenance revenue increased $1.2 million or 13% to $10.3 million in the current fiscal quarter from $9.1 million in the same quarter a year ago. For the six months ended July 31, 2001, maintenance revenue increased $3.3 million or 19% to $20.7 million from $17.4 million in the same six months a year ago. For both the quarter and six months, the dollar increase reflects growth in installed software licenses base, as new licenses generally include one year of maintenance, renewals of maintenance agreements by existing customers and, to a lesser extent, maintenance price increases; all partially offset by some cancellations of Comparex maintenance contracts.

    Professional Services.  Professional services revenue as a percentage of total revenue was 7% and 8% in the current fiscal quarter and fiscal six months ended July 31, 2001, respectively, as compared to 8% and 7% in the same quarter and six months a year ago. Professional services revenue decreased $0.3 million or 15% to $1.6 million in the current fiscal quarter from $1.9 million in the same quarter a year ago. For the six months ended July 31, 2001, professional services revenue increased $1.0 million or 34% to $4.1 million from $3.1 million in the same six months a year ago. For the fiscal quarter ended July 31, 2001, the dollar decrease is predominantly the result of a weak U.S. economy which generated declining license revenues and therefore fewer consulting opportunities and the deferral of existing consulting projects. For the fiscal six months ended July 31, 2001, the dollar increase is generally attributable to greater consulting opportunities in the first fiscal quarter resulting from our larger installed customer base and our expanded consulting service capabilities, all partially offset by the weak U.S. economy.

Cost of Revenue

    Cost of revenue, which consists of cost of software licenses, cost of maintenance and cost of professional services, was $3.3 million or 14% and $6.9 million or 14% of total revenue in the current fiscal quarter and fiscal six months ended July 31, 2001, respectively, as compared to $3.6 million or 14% and $6.7 million or 15% in the same quarter and six months a year ago. Cost of revenue decreased $0.3 million or 8% to $3.3 million in the current fiscal quarter from $3.6 million in the same quarter a year ago. For the six months ended July 31, 2001, cost of revenue increased $0.2 million or 3% to $6.9 million from $6.7 million in the same six months a year ago. As a percentage of total revenue, cost of revenue has remained relatively constant at 14% for the current fiscal quarter and fiscal six months and the same periods a year ago as margin improvements in software licenses and maintenance have been offset by margin declines in professional services.

    Software Licenses.  Cost of software licenses consists principally of fees associated with our StarTool FDM products and more recently, and to a lesser extent, fees associated with integrating third party technology into our ChangeMan DS and ChangeMan ALM distributed systems products. In the first quarter of fiscal 2001, cost of software licenses also included sublicense fees associated with our StarTool FDM and ChangeMan SSM products. Cost of software licenses as a percentage of total software licenses revenue was 2% and 1% in the current fiscal quarter and fiscal six months ended July 31, 2001, respectively, as compared to 3% and 4% in the same quarter and six months a year ago. Cost of software licenses decreased $0.3 million to $0.2 million in the current fiscal quarter from $0.5 million in the same quarter a year ago. For the six months ended July 31, 2001, cost of software licenses decreased $0.6 million to $0.3 million from $0.9 million in the same six months a year ago. For both the quarter and six months, when compared to the same periods a year ago, the decreases in absolute dollars and the margin improvements are attributable to the decline of sublicense fees associated with our ChangeMan SSM and StarTool FDM products in the second and third quarters of fiscal 2001, respectively.

    Maintenance.  Cost of maintenance consists primarily of salaries, bonuses and other costs associated with our customer support organizations. In the first quarter of fiscal 2001, cost of maintenance also included sublicense fees associated with our StarTool FDM and ChangeMan SSM products. Cost of maintenance as a percentage of total maintenance revenue was 14% in both the current fiscal quarter and fiscal six months ended July 31, 2001, as compared to 17% and 18% in the same quarter and six months, respectively, a year ago. Cost of maintenance decreased $0.1 million or 4% to $1.4 million in the current fiscal quarter from $1.5 million in the same quarter a year ago. For the six months ended July 31, 2001, cost of maintenance decreased $0.3 million or 9% to $2.9 million from $3.2 million in the same six months a year ago. The decreases, both in absolute dollar terms and as a percentage of total maintenance revenue, is attributable to the decline of sublicense fees associated with our StarTool FDM and ChangeMan SSM products, all partially offset by increased expenses associated with our customer support organization including personnel additions needed to support the maintenance revenue growth.

    Professional Services.  Cost of professional services consists of salaries, bonuses and other costs associated with supporting our professional services organization. Cost of professional services as a percentage of total professional services revenue was 102% and 91% in the current fiscal quarter and fiscal six months ended July 31, 2001, respectively, as compared to 84% and 87% in the same quarter and six months a year ago. Cost of professional services was unchanged at $1.6 million for both the current fiscal quarter and the same quarter a year ago. For the current fiscal six months ended July 31, 2001, cost of professional services increased $1.1 million or 40% to $3.7 million from $2.6 million in the same six months a year ago. In absolute dollar terms and as a percentage of total professional services revenues, increases are predominantly due to the rates of increases in expenses associated with our professional services organization, including personnel additions and other infrastructure costs needed to support the professional services revenue, being greater than rates of increases in professional services revenue.

Operating Expenses

    Sales and Marketing.  Sales and marketing expenses consist primarily of salaries, commissions and bonuses, payroll taxes, and employee benefits as well as travel, entertainment and marketing expenses. Sales and marketing expenses as a percentage of total revenue were 34% and 32% in the current fiscal quarter and fiscal six months ended July 31, 2001, respectively, as compared to 28% and 29% in the same quarter and six months a year ago. Sales and marketing expenses increased $0.9 million or 13% to $7.9 million in the current fiscal quarter from $7.0 million in the same quarter a year ago. For the six months ended July 31, 2001, sales and marketing expenses increased $2.7 million or 20% to $16.1 million from $13.4 million in the same six months a year ago. For both the quarter and six months, the dollar increases are due primarily to our continued expansion of our direct sales and marketing organizations to support license revenue growth, and to a lesser extent, our marketing initiatives surrounding our distributed systems products and the development of our international sales and telesales efforts. As a percentage of total revenue, sales and marketing expenses increased for both the quarter and six months, when compared to the same periods a year ago, due to the expansion of the sales and marketing organizations which preceded the recent weakening of the worldwide economy and resulting decline in IT spending that contributed to the decline in revenues.

    Research and Development.  Research and development expenses consist primarily of salaries, bonuses, payroll taxes, and employee benefits and costs attributable to research and development activities. Research and development expenses as a percentage of total revenue were 16% and 14% in the current fiscal quarter and fiscal six months ended July 31, 2001, respectively, as compared to 9% and 10% in the same quarter and six months a year ago. Research and development expenses increased $1.3 million or 55% to $3.7 million in the current fiscal quarter from $2.4 million in the same quarter a year ago. For the six months ended July 31, 2001, research and development expenses increased $2.9 million or 67% to $7.3 million from $4.4 million in the same six months a year ago. In absolute dollar terms and as a percentage of total revenue, the increases are primarily due to increases in salary, bonus, payroll tax, employee benefits and other headcount-related costs which resulted from the expansion of our research and development efforts to enhance existing products and develop our distributed systems products, and is also due to the Company's acquisition of UltiMIS and the StarTool asset purchase late in fiscal 2001.

    General and Administrative.  General and administrative expenses consist primarily of salaries, bonuses, payroll taxes, and benefits and certain non-allocable administrative costs, including legal and accounting fees and bad debts. General and administrative expenses as a percentage of total revenue were 8% and 7% in the current fiscal quarter and fiscal six months ended July 31, 2001, respectively, as compared to 10% and 11% in the same quarter and six months a year ago. General and administrative expenses decreased $0.7 million or 27% to $1.8 million in the current fiscal quarter from $2.5 million in the same quarter a year ago. For the six months ended July 31, 2001, general and administrative expenses decreased $1.7 million or 34% to $3.3 million from $5.0 million in the same six months a year ago. In absolute dollars and as a percentage of total revenue, the decreases are predominantly the result of efficiency gains and cost and growth controls put in place within our administrative infrastructure, and to a lesser extent, a decrease in legal fees as a result of the Company's lawsuit settlement in the third quarter of fiscal 2001.

    Amortization of Goodwill and Other Intangible Assets.  In connection with the acquisitions of Optima Software, Inc. in September 1998, Diamond in June 1999, HPS in May 2000 and UltiMIS in September 2000, and the StarTool asset purchase in August 2000, the Company has recorded $66.6 million in intangible assets, of which $54.3 million is unamortized as of July 31, 2001. Combined, intangible assets are being amortized over periods of one year or less on $0.9 million, two to seven years on $44.5 million and fifteen years on the remaining $21.2 million. Of the total intangible assets, $2.1 million and $4.2 million was amortized in the current fiscal quarter and fiscal six months ended July 31, 2001, respectively, as compared to $0.7 million and $1.3 million in the same quarter and six months a year ago. We expect to amortize an additional $2.1 million per quarter over the next two quarters through the end of fiscal 2002.

    In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangibles," which we intend to adopt on February 1, 2002. Upon adoption, goodwill with identifiable intangible assets with indefinite lives will no longer be amortized. This statement will require that we evaluate our goodwill and identifiable intangible assets with indefinite useful lives for impairment. The Company is currently evaluating the provisions of SFAS No. 142. See Note 2 of Notes to Condensed Consolidated Financial Statements.

    Acquired In-Process Research and Development.  In connection with SERENA's acquisition of High Power Software, Inc. in the second quarter of fiscal 2001, the Company recorded a one-time charge of $0.5 million for acquired in-process research and development.

Interest and Other Income, net

    Interest and Other Income, net.  Interest and other income, net decreased $0.5 million or 23% to $1.6 million and $0.6 million or 16% to $3.3 million in the current fiscal quarter and fiscal six months ended July 31, 2001, respectively, from $2.1 million and $3.9 million in the same quarter and six months a year ago. The dollar decreases in interest and other income, net are generally due to reduced market interest rates, partially offset by increases in balances on interest-bearing accounts, such as cash and cash equivalents, and both short and long-term investments, resulting from accumulation of earnings.

Income Taxes

    Income Taxes.  Income taxes in absolute dollar terms and effective income tax rates were $2.6 million or 41% and $6.7 million or 41% in the current fiscal quarter and fiscal six months ended July 31, 2001, respectively, as compared to $4.7 million or 44% and $8.2 million or 43% in the same quarter and six months a year ago. The Company's effective income tax rate has decreased in the current fiscal quarter, when compared to the same quarter a year ago, predominantly due to a decrease in nondeductible charges of $0.1 million. For the six months ended July 31, 2001, when compared to the same six months a year ago, the Company's effective income tax rate decreased predominantly due to increased revenue growth offset in part by an increase in nondeductible charges of $0.3 million. SERENA's effective income tax rate has historically benefited from the United States research and experimentation tax credit and tax benefits generated from export sales made from the United States.

Liquidity and Capital Resources

    Since SERENA's inception, we have financed our operations and met our capital requirements through cash flows from operations. As of July 31, 2001, SERENA had $91.3 million in cash and cash equivalents and an additional $33.3 million and $9.3 million in short and long-term investments, respectively, consisting principally of high grade commercial paper, certificates of deposit, and short and long-term bonds. Cash flows provided by operating activities were $17.3 million and $13.3 million in the current fiscal six months ended July 31, 2001 and the same six months a year ago, respectively. In the current fiscal six months, SERENA's cash flows provided by operating activities exceeded net income principally due to a decrease in trade accounts receivable, the inclusion of non-cash expenses in net income and cash collections in advance of revenue recognition for maintenance contracts; all partially offset by decreases in income taxes payable. In the same six months a year ago, SERENA's cash flows provided by operating activities exceeded net income principally due to cash collections in advance of revenue recognition for maintenance contracts and the inclusion of non-cash expenses in net income; all partially offset by an increase in trade accounts receivable. Cash used in investing activities were predominantly related to the purchase of short and long-term investments totaling $15.2 million in the current fiscal six months ended July 31, 2001 and $5.0 million in the same six months a year ago, and to a lesser extent, purchases of computer equipment and office furniture and equipment in both six month periods. For the six months ended July 31, 2000 from the prior fiscal year, cash used in investing activities also included $1.6 million which the Company paid, net of cash acquired, for acquisitions. Cash flows provided by financing activities were entirely related to the exercise of stock options under the employee stock option plan totaling $2.4 million and $0.6 million in the current fiscal six months and the same six months a year ago, respectively; payment of principal on notes receivable from stockholders totaling $1.4 million and $0.2 million, respectively; and the sale of common stock under the employee stock purchase plan totaling $1.0 million and $0.8 million, respectively.

    At July 31, 2001, the Company did not have any material commitments for capital expenditures and had no revolving credit agreements or other term loan agreements with any banks or other financial institutions.

    At July 31, 2001, the Company had working capital of $114.7 million, trade accounts receivable, net of allowances, of $12.5 million and total deferred revenues of $25.9 million.

    We believe that current cash and short-term investments, and cash flows from operations will satisfy our working capital and capital expenditure requirements for at least the next twelve months.

Factors That May Affect Future Results

    This report, including this Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements under the Private Securities Reform Act of 1995 and other prospective information relating to future events. These forward-looking statements and other prospective information are subject to certain risks and uncertainties that could cause results to differ materially from historical results or anticipated results, including but not limited to, our reliance on our mainframe products for revenue; the percentage of license revenue typically closed at the end of each quarter making estimation of operating results prior to the end of the quarter extremely uncertain; weak economic conditions world-wide which may continue to affect the overall demand for software and services, which could result in decreased revenues or lower revenue growth rates; changes in revenue mix and seasonality; our ability to deliver our products on the distributed systems platform; dependence on revenues from our installed base; continued demand for additional mainframe MIPS capacity; expansion of our professional services and international organizations; our ability to successfully execute on our restructuring plans including effectively managing our workforce reduction; our ability to manage our growth; and the following:

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

Ecomonic Conditions Could Adversely Affect Our Revenue Growth and Ability to Forecast Revenue

    The revenue growth and profitability of our business depends on the overall demand for eBusiness application software and services. Because our sales are primarily to major corporate and government customers, our business also depends on general economic and business conditions. The general weakening of the worldwide economy has caused the Company to experience a decrease in the growth rate of its software licenses revenues in the first six months of fiscal 2002. A softening of demand for computer software caused by a continued weakening of the economy, domestically or internationally, may result in a continued decrease in revenues and revenue growth rates.

    Management identify, track and forecast future revenues, backlog and trends in our business. Our sales personnel monitor the status of all proposals, such as the estimated date when they estimate that a transaction will close and the potential dollar amount of such sale. We aggregate these estimates periodically in order to generate a sales pipeline and then evaluate the pipeline at various times to look for trends in our business. While this pipeline analysis provides visibility to our potential customers and the associated revenues for budgeting and planning purposes, these pipeline estimates may not consistently correlate to revenues in a particular quarter or ever. A slowdown in the economy, domestically or internationally, has caused and may continue to cause customer purchasing decisions to be delayed, reduced in amount or cancelled, all of which have reduced and could continue to reduce the rate of conversion of the pipeline into contracts. A variation in the pipeline or in the conversion of the pipeline into contracts could cause us to plan or budget improperly and thereby could adversely affect our business or results of operations. In addition, primarily due to a substantial portion of our software licenses revenue contracts closing in the latter part of a quarter, management may not be able to adjust the Company's cost structure in response to a variation in the conversion of the pipeline into contracts in a timely manner, and thereby adversely affect our business or results of operations.

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

If We Are Unable to Manage Our Announced Workforce Reduction, Our Business Could be Adversely Affected

    In August 2001, we announced and began to execute a plan to reduce our workforce, which affected all parts of the organization. If we are unable to effectively manage this workforce reduction or the potential legal risks associated with terminations of employees, particularly internationally, our business operations could be subject to disruption and our business and results of operations could be adversely affected.

Our Future Revenue is Substantially Dependent Upon Our Installed Customers Renewing Maintenance Agreements for Our Products and Licensing or Upgrading Additional SERENA SCM Products; Our Future Professional Service and Maintenance Revenue is Dependent on Future Sales of Our Software Products

    We depend on our installed customer base for future revenues from maintenance renewal fees and licenses or upgrades of additional SCM products. If our customers do not purchase additional products, upgrade existing products or cancel or fail to renew their maintenance agreements, this could materially adversely affect our business and future quarterly and annual operating results. The terms of our standard license arrangements provide for a one-time license fee and a prepayment of one year of software maintenance and support fees. The maintenance agreements are renewable annually at the option of the customers and there are no minimum payment obligations or obligations to license additional software. Therefore, our current customers may not necessarily generate significant maintenance revenue in future periods. In addition, our customers may not necessarily purchase additional products, upgrades or professional services. Our professional service revenue and maintenance revenue are also dependent upon the continued use of these services by our installed customer base. Any downturn in our software license revenue would have a negative impact on the growth of our professional service revenue and maintenance revenue in future quarters.

We Have Relied and Expect to Continue to Rely on Sales of Our Mainframe Products for Our Revenue

    Historically, the majority of our software license revenue has resulted from the sale of our mainframe products. Any factors adversely affecting the pricing of, demand for or market acceptance of our mainframe products, such as competition or technological change, could materially adversely affect our business and quarterly and annual operating results. In particular, ChangeMan for z/OS & OS/390 and Comparex, two of our mainframe products, have been responsible for a substantial majority of our revenue. In the current fiscal quarter ended July 31, 2001 and the same quarter from a year ago, sales of ChangeMan z/OS & OS/390 and Comparex together accounted for approximately 59% and 65% of our total software licenses revenue, respectively. We expect that these products will continue to account for a large portion of our software licenses revenue for the foreseeable future. Our future operating results depend on the continued market acceptance of our mainframe products, including future enhancements.

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

We Intend to Expand Our International Operations and May Encounter a Number of Problems in Doing So; There Are Also a Number of Factors Associated With International Operations that Could Adversely Affect Our Business

    Expansion of International Operations.  We intend to expand the scope of our international operations and currently have sales subsidiaries in the United Kingdom, Germany, France and Belgium. If we are unable to expand our international operations successfully and in a timely manner, this could materially adversely affect our business and quarterly and annual operating results. Our continued growth and profitability will require continued expansion of our international operations, particularly in Europe. We have only limited experience in marketing, selling and supporting our products internationally. Additionally, we do not have any experience in developing foreign language versions of our products. Such development may be more difficult or take longer than we anticipate. We may not be able to successfully market, sell, deliver and support our products internationally.

    Risks of International Operations.  International sales represented approximately 25% and 17% of our total licenses revenue in the current fiscal quarter ended July 31, 2001 and the same quarter a year ago, respectively. Our international revenue is attributable principally to our European operations. Our international operations are, and any expanded international operations will be, subject to a variety of risks associated with conducting business internationally that could materially adversely affect our business and future quarterly and annual operating results, including the following:

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

    Mainframe Competition.  We currently face competition from a number of sources, including:

  •
  Customers' internal IT departments

  •
  Providers of SCM products that compete directly with ChangeMan and Comparex such as Computer Associates, MERANT, IBM and smaller private companies

  •
  Providers of SCM application development programmer productivity and system management products such as Compuware, IBM and smaller private companies

    Competition in the Distributed Systems SCM Market.  We also face significant competition as we develop, market and sell our distributed systems products, including ChangeMan DS, ChangeMan ALM, ChangeMan ECP and ChangeMan WCM. If we are unable to successfully penetrate the distributed systems SCM market, our business and future quarterly and annual operating results will be materially adversely affected. Penetrating the existing distributed systems SCM market will be difficult. Competitors in the distributed systems market include Rational Software, Computer Associates, MERANT, Microsoft, Interwoven, Documentum, Vignette and other smaller private companies.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

    The Company does not use derivative financial instruments in its investment portfolio and has no foreign exchange contracts. Its financial instruments consist of cash and cash equivalents, short and long-term investments, trade accounts and contracts receivable and accounts payable. The Company considers investments in highly liquid instruments purchased with a remaining maturity of 90 days or less to be cash equivalents. All of the Company's cash equivalents and short and long-term investments principally consist of commercial paper and debt securities, and are classified as available-for-sale as of July 31, 2001. The Company's exposure to market risk for changes in interest rates relates primarily to its short and long-term investments and short-term obligations, thus, fluctuations in interest rates would not have a material impact on the fair value of these securities.

    Sales to foreign countries accounted for approximately 19% and 22% of the total revenue during the quarter and six months, respectively, ended July 31, 2001. Because the Company invoices certain of its foreign sales in currencies other than the United States dollar, predominantly the British pound sterling and German deutsche mark, and does not hedge these transactions, fluctuations in exchange rates could adversely affect the translated results of operations of the Company's foreign subsidiaries. Therefore, foreign exchange fluctuation could create a risk of significant balance sheet gains or losses on the Company's consolidated financial statements. However, given the Company's foreign subsidiaries' net book values as of July 31, 2001 and net cash flows for the most recent fiscal quarter and six months then ended, and fiscal year ended January 31, 2001, the Company believes that such foreign denominated balances and activity are not material.

    Intangible Asset Risk.  We have a substantial amount of intangible assets. Although at July 31, 2001 we believe our intangible assets are recoverable, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. We continue to monitor those assumptions and their consequent effect on the estimated recoverability of our intangible assets.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    Not applicable.

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS

    Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)
The fiscal 2001 Annual Meeting of the Stockholders of SERENA Software, Inc. was held at the Company's offices at 500 Airport Boulevard, Burlingame, California 94010 on June 29, 2001 at 2:00 p.m.

(b)
At the Annual Meeting, the following six persons were elected to the Company's Board of Directors, constituting all members of the Board of Directors.

Board Nominees	Common For	Common Withheld
Douglas D. Troxel	36,673,196	162,341
Mark E. Woodward	36,669,422	166,155
Richard A. Doerr	36,673,339	162,198
Alan H. Hunt	36,263,486	572,051
Jerry T. Ungerman	36,692,764	142,773
Robert I. Pender, Jr.	36,670,296	165,241
(c)
The following additional proposals were considered at the Annual Meeting with their results according to the respective votes of the stockholders:

  PROPOSAL 2—Approval of an amendment to SERENA's Amended and Restated Certificate of Incorporation to increase the authorized number of shares of common stock of SERENA from 60,000,000 to 90,000,000.

Common For	Common Against	Abstained
36,386,922	210,468	238,147

  PROPOSAL 3—Ratification and approval of the appointment of KPMG LLP as independent accountants of the Company for the fiscal year ending January 31, 2002.

Common For	Common Against	Abstained
36,800,622	28,822	6,093

ITEM 5. OTHER INFORMATION

    Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits

    Not applicable.

(b)
Reports on Form 8-K

    No reports on Form 8-K were filed by the Company during the quarter ended July 31, 2001.

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

Date: September 12, 2001

QuickLinks

INDEX
PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SERENA SOFTWARE, INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 31, 2001 AND 2000 (UNAUDITED)
SERENA SOFTWARE, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JULY 31, 2001 AND 2000 (UNAUDITED)
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5. OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES