Form 10-Q
period 2001-10-31
SERENA SOFTWARE INC
filed 2001-12-14
CIK 1073967

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2001

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The number of shares of the registrant's Common Stock, par value $0.001, outstanding as of November 30, 2001 was 40,197,979.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

    SERENA SOFTWARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	October 31, 2001	January 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$92,103,309	$85,178,946
Short-term investments	34,496,282	27,479,016
Accounts receivable, net of allowance of $833,270 and $1,071,670 at October 31 and January 31, 2001, respectively	12,841,464	20,904,067
Deferred taxes	7,875,267	7,875,267
Prepaid expenses and other current assets	649,097	1,429,828

Total current assets	147,965,419	142,867,124
Long-term investments	15,390,625	—
Property and equipment, net	3,367,546	3,308,908
Goodwill and other intangible assets, net	52,215,904	57,472,005
Other assets	202,297	169,650

TOTAL ASSETS	$219,141,791	$203,817,687

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$805,663	$904,433
Income taxes payable	1,151,788	6,498,967
Accrued expenses	12,429,111	12,090,817
Deferred revenue	19,572,636	18,362,375

Total current liabilities	33,959,198	37,856,592
Deferred revenue, net of current portion	7,542,388	5,847,141
Deferred taxes	2,969,561	2,969,561

Total liabilities	44,471,147	46,673,294

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 90,000,000 and 60,000,000 shares authorized; 40,152,164 and 39,688,513 shares issued and outstanding at October 31 and January 31, 2001, respectively	40,152	39,689
Additional paid-in capital	119,474,577	116,454,758
Deferred stock-based compensation	(36,729)	(157,438)
Notes receivable from stockholders	(10,967,863)	(12,113,518)
Accumulated other comprehensive income (loss)	232,396	(140,965)
Retained earnings	65,928,111	53,061,867

Total stockholders' equity	174,670,644	157,144,393

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$219,141,791	$203,817,687

See accompanying notes to condensed consolidated financial statements.

SERENA SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 31, 2001 AND 2000
(UNAUDITED)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2001	2000	2001	2000
Revenue:
Software licenses	$11,062,632	$14,326,429	$37,191,687	$40,192,888
Maintenance	10,431,248	9,724,133	31,143,408	27,151,289
Professional services	1,753,783	2,568,694	5,854,013	5,639,248

Total revenue	23,247,663	26,619,256	74,189,108	72,983,425

Cost of revenue:
Software licenses	330,812	344,711	639,675	1,249,587
Maintenance	1,279,536	1,262,878	4,156,088	4,436,189
Professional services	1,505,745	2,052,474	5,231,693	4,708,913

Total cost of revenue	3,116,093	3,660,063	10,027,456	10,394,689

Gross profit	20,131,570	22,959,193	64,161,652	62,588,736

Operating expenses:
Sales and marketing	6,785,050	6,844,718	22,845,295	20,205,352
Research and development	3,129,400	2,703,278	10,455,168	7,084,062
General and administrative	1,622,639	1,803,753	4,945,492	6,867,364
Stock-based compensation	19,167	46,165	120,708	186,283
Amortization of goodwill and other intangible assets	2,080,431	1,711,550	6,256,101	2,971,740
Acquired in-process research and development	—	2,481,111	—	2,971,687
Restructuring charges	2,529,083	—	2,529,083	—

Total operating expenses	16,165,770	15,590,575	47,151,847	40,286,488

Operating income	3,965,800	7,368,618	17,009,805	22,302,248
Interest and other income, net	1,564,352	1,817,812	4,797,388	5,670,737

Income before income taxes	5,530,152	9,186,430	21,807,193	27,972,985
Income taxes	2,267,362	3,950,164	8,940,949	12,110,947

Net income	$3,262,790	$5,236,266	$12,866,244	$15,862,038

Comprehensive income:
Net income	$3,262,790	$5,236,266	$12,866,244	$15,862,038
Other comprehensive income:
Foreign currency translation adjustment	4,795	18,105	118,797	(7,633)
Unrealized gain on marketable securities	290,697	76,996	254,564	82,603

Other comprehensive income	295,492	95,101	373,361	74,970

Total comprehensive income	$3,558,282	$5,331,367	$13,239,605	$15,937,008

Net income per share:
Basic	$0.08	$0.14	$0.32	$0.41

Diluted	$0.08	$0.13	$0.32	$0.39

Weighted average shares used in per share calculations:
Basic	39,942,370	38,726,489	39,675,697	38,362,882

Diluted	40,628,800	41,443,547	40,605,776	40,529,338

See accompanying notes to condensed consolidated financial statements.

SERENA SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED OCTOBER 31, 2001 AND 2000
(UNAUDITED)

	Nine Months Ended October 31,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,866,244	$15,862,038
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,169,004	838,161
(Decrease) increase in allowance for bad debts	(238,400)	188,906
Loss (gain) on disposal of property and equipment	10,913	(1,271)
Accrued interest on notes receivable from stockholders, net of cash received	(269,662)	(721,392)
Amortization of deferred stock-based compensation	120,708	186,283
Amortization of goodwill and other intangible assets	6,256,101	2,971,740
Acquired in-process research and development	—	2,971,687
Issuance of stock warrant in exchange for operating services provided	129,300	—
Changes in operating assets and liabilities:
Accounts receivable	8,250,726	(2,614,678)
Prepaid expenses and other assets	747,554	(1,191,490)
Accounts payable	(100,602)	108,699
Income taxes payable	(5,338,284)	(1,263,374)
Accrued expenses	(690,651)	897,290
Deferred revenue	2,992,120	1,411,811

Net cash provided by operating activities	25,905,071	19,644,410

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of property and equipment	(1,252,477)	(1,102,144)
(Purchases) sales of short-term and long-term investments, net	(22,153,327)	4,661,672
Cash paid for acquisitions, net of cash acquired	—	(25,127,962)

Net cash used in investing activities	(23,405,804)	(21,568,434)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options under the employee stock option plan	2,658,626	810,590
Sale of common stock under the employee stock purchase plan	1,026,255	751,595
Common stock repurchased under the stock repurchase plan	(793,899)	—
Payment of principal on notes receivable from stockholders	1,415,317	665,923

Net cash provided by financing activities	4,306,299	2,228,108

EFFECT OF EXCHANGE RATE CHANGES ON CASH	118,797	(7,633)

NET INCREASE IN CASH AND CASH EQUIVALENTS	6,924,363	296,451
Cash and cash equivalents at beginning of period	85,178,946	80,930,648

Cash and cash equivalents at end of period	$92,103,309	$81,227,099

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid	$14,155,512	$13,147,870

NONCASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued in asset and business acquisitions	$—	$14,283,380

Restricted stock issued for notes receivable from stockholders	$—	$9,294,001

Unrealized gain on marketable securities	$254,564	$82,603

Contingent consideration accrued for the UltiMIS acquisition	$1,000,000	$—

Additional paid-in capital from issuance of stock warrant	$(129,300)	$—

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

    The following is a reconciliation of the shares used in the computation of basic and diluted net income per share:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2001	2000	2001	2000
Basic net income per share—weighted average number of common shares outstanding	39,942,370	38,726,489	39,675,697	38,362,882
Effect of potentially dilutive securities outstanding—restricted stock and options	686,430	2,717,058	930,079	2,166,456

Shares used in diluted net income per share computation	40,628,800	41,443,547	40,605,776	40,529,338

(2) Recent Accounting Pronouncements

    On July 20, 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangibles."

    FAS No. 141 supercedes Accounting Principles Board Opinion No. 16 ("APB 16"), "Business Combinations." SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting and that the use of the pooling-of-interests method will therefore no longer be permitted. The Company adopted the provisions of SFAS No. 141 commencing July 1, 2001. The adoption of SFAS No. 141 has not impacted the Company's financial position or results of operations.

    FAS No. 142 supercedes APB 17 "Intangible Assets." SFAS No. 142 requires that goodwill resulting from a business combination no longer be amortized to earnings, but instead be reviewed for impairment. The Company is required to adopt SFAS No. 142 as of February 1, 2002. For goodwill resulting from business combinations prior to July 1, 2001, amortization of such goodwill will continue through January 31, 2002, but will cease February 1, 2002. For business combinations occurring on or after July 1, 2001, the associated goodwill will not be amortized. Upon adoption of SFAS No. 142, the Company is required to perform a transitional impairment test for all recorded goodwill within six months and, if necessary, determine the amount of an impairment loss by January 31, 2003. The effects of adopting SFAS No. 142 are currently being determined. The Company believes that some portion of the goodwill and intangible assets currently being amortized will not be amortized in the future. Amortization expense for the three months ended October 31, 2001 totaled $2.1 million.

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

    In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and Assets to be Disposed of" and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of SFAS No. 144 will be effective for fiscal years beginning after December 15, 2001, which for the Company will be fiscal 2003. The most significant changes made by SFAS No. 144 are that it: (1) removes goodwill from its scope and, therefore, eliminates the requirements of SFAS No. 121 to allocate goodwill to long-lived assets to be tested for impairment, and (2) describes a probability-weighted cash flow estimation approach to deal with situations in which an alternative course of action to recover the carrying amount of a long-lived asset is under consideration or a range is estimated for the amount of possible future cash flows. The Company is currently evaluating the provisions of SFAS No. 144 and does not expect the adoption of such statement to have a material impact on its financial position or results of operation.

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

(4) Restructuring Costs

    On August 6, 2001, in response to the general weakening of the worldwide economy and resulting IT spending slowdown, the Company announced and began to execute its plan to reduce workforce by approximately 12% or 45 positions affecting all parts of the organization and incur costs associated with the closure of facilities. The Company has realized and expects to continue to realize cost savings going forward as a result of this reduction and other cost savings initiatives implemented. The Company's restructuring is substantially complete, and in connection with these actions, the Company recorded a restructuring charge in the third fiscal quarter ended October 31, 2001 consisting principally of severance, payroll taxes and other employee benefits totaling $1.5 million and facilities closures totaling $1.0 million. The nature of the restructuring charges and the amounts paid and accrued at the end of the fiscal quarter are summarized as follows:

	As of October 31, 2001
	Total	Paid	Accrued
	(in 000's)	(in 000's)	(in 000's)
Severance, payroll taxes and other employee benefits	$1,483	$839	$644
Facilities closures	976	127	849
Legal and other miscellaneous	70	61	9

Total restructuring charges	$2,529	$1,027	$1,502

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

Overview

    SERENA Software, Inc. is an industry leading provider of software infrastructure products and consulting best practices that automate enterprise software and Web content changes. SERENA's Enterprise Change Management strategy manages the change process throughout the entire application development lifecycle across multiple platforms—from the mainframe to the Web.

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

    However, in the current fiscal year, and more predominantly beginning with the second fiscal quarter ended July 31, 2001, the Company has experienced a decline in its total revenue growth. The overall demand for the Company's software depends in large part on general economic and business conditions. The recent general weakening of the worldwide economy and resulting slowdown in IT spending contributed to an overall decrease in total revenues.

Results of Operations

    References to the dollar and percentage increases or decreases set forth below in this discussion and analysis of SERENA's results of operations are derived from comparisons between SERENA's condensed consolidated statements of income and comprehensive income for the three and nine month periods ended October 31, 2001 to the condensed consolidated statements of income and comprehensive income for the three and nine month periods ended October 31, 2000.

    The following table sets forth our results of operations expressed as a percentage of total revenue. These operating results for the periods presented are not necessarily indicative of the results for the full fiscal year or any other period.

	Percentage of Revenue Three Months Ended October 31,		Percentage of Revenue Nine Months Ended October 31,
	2001	2000	2001	2000
Revenue:
Software licenses	48%	54%	50%	55%
Maintenance	45%	36%	42%	37%
Professional services	7%	10%	8%	8%

TOTAL REVENUE	100%	100%	100%	100%

Cost of revenue:
Software licenses	1%	1%	1%	2%
Maintenance	6%	5%	6%	6%
Professional services	6%	8%	7%	6%

TOTAL COST OF REVENUE	13%	14%	14%	14%

GROSS PROFIT	87%	86%	86%	86%

Operating expenses:
Sales and marketing	29%	26%	31%	28%
Research and development	14%	10%	14%	10%
General and administrative	7%	7%	7%	9%
Stock-based compensation	0%	0%	0%	0%
Amortization of goodwill and other intangible assets	9%	6%	8%	4%
Acquired in-process research and development	—	9%	—	4%
Restructuring charges	11%	—	3%	—

TOTAL OPERATING EXPENSES	70%	58%	63%	55%

OPERATING INCOME	17%	28%	23%	31%
Interest and other income, net	7%	7%	6%	8%

Income before income taxes	24%	35%	29%	39%
Income taxes	10%	15%	12%	17%

NET INCOME	14%	20%	17%	22%

Revenue

    We derive revenue from software licenses, maintenance and professional services. Our total revenue decreased $3.4 million or 13% to $23.2 million in the current fiscal quarter ended October 31, 2001 from $26.6 million in the same quarter a year ago. For the nine months ended October 31, 2001, total revenue increased $1.2 million or 2% to $74.2 million from $73.0 million in the same nine month period a year ago. International sales represented approximately 15% and 20% of our total revenue in the current fiscal quarter and fiscal nine months ended October 31, 2001, respectively, as compared to 22% and 17% in the same quarter and nine months a year ago.

    Software Licenses.  Software licenses revenue as a percentage of total revenue was 48% and 50% in the current fiscal quarter and fiscal nine months ended October 31, 2001, respectively, as compared to 54% and 55% in the same quarter and nine months a year ago. Software licenses revenue decreased $3.2 million or 23% to $11.1 million in the current fiscal quarter from $14.3 million in the same quarter a year ago. For the nine month period ended October 31, 2001, software licenses revenue decreased $3.0 million or 7% to $37.2 million from $40.2 million in the same nine months a year ago. For both the quarter and nine months, the dollar decrease is generally attributed to a slowdown in IT spending across all products as a result of the weak economic conditions in the U.S. and abroad and, to a lesser extent, sales execution delays and customers negotiating more aggressively on price and terms. Our StarTool suite of products, primarily StarTool FDM and StarTool IOO, accounted for 15% and 22% of total software licenses revenue in both the current fiscal quarter and fiscal nine months ended October 31, 2001, respectively, up from 13% and 11% in the same quarter and nine months, respectively, a year ago. ChangeMan ZMF, StarTool FDM and ChangeMan DS together make up a significant portion of total software licenses revenue. These products accounted for $6.9 million or 62% and $23.3 million or 63% of total software licenses revenue in the current fiscal quarter and fiscal nine months ended October 31, 2001, respectively, as compared to $10.7 million or 74% and $25.8 million or 64% in the same quarter and nine months a year ago, respectively.

    Maintenance.  Maintenance revenue as a percentage of total revenue was 45% and 42% in the current fiscal quarter and fiscal nine months ended October 31, 2001, respectively, as compared to 36% and 37% in the same quarter and nine months a year ago. Maintenance revenue increased $0.7 million or 7% to $10.4 million in the current fiscal quarter from $9.7 million in the same quarter a year ago. For the nine months ended October 31, 2001, maintenance revenue increased $4.0 million or 15% to $31.1 million from $27.1 million in the same nine months a year ago. For both the quarter and nine months, the dollar increase reflects growth in installed software licenses base, as new licenses generally include one year of maintenance, renewals of maintenance agreements by existing customers and, to a lesser extent, maintenance price increases; all partially offset by some cancellations of Comparex maintenance contracts.

    Professional Services.  Professional services revenue as a percentage of total revenue was 7% and 8% in the current fiscal quarter and fiscal nine months ended October 31, 2001, respectively, as compared to 10% and 8% in the same quarter and nine months a year ago. Professional services revenue decreased $0.8 million or 32% to $1.8 million in the current fiscal quarter from $2.6 million in the same quarter a year ago. For the nine months ended October 31, 2001, professional services revenue increased $0.2 million or 4% to $5.9 million from $5.7 million in the same nine months a year ago. For the fiscal quarter ended October 31, 2001, the dollar decrease is predominantly the result of a weak U.S. economy which generated declining license revenues and therefore fewer consulting opportunities and the deferral of existing consulting projects. For the fiscal nine months ended October 31, 2001, the dollar increase is generally attributable to greater consulting opportunities in the first fiscal quarter resulting from our larger installed customer base and our expanded consulting service capabilities, all partially offset by the weak U.S. economy.

Cost of Revenue

    Cost of revenue, which consists of cost of software licenses, cost of maintenance and cost of professional services, was 13% and 14% of total revenue in the current fiscal quarter and fiscal nine months ended October 31, 2001, respectively, as compared to 14% in both the same quarter and nine months a year ago. Cost of revenue decreased $0.5 million or 15% to $3.1 million in the current fiscal quarter from $3.6 million in the same quarter a year ago. For the nine months ended October 31, 2001, cost of revenue decreased $0.4 million or 4% to $10.0 million from $10.4 million in the same nine months a year ago. As a percentage of total revenue, cost of revenue has remained relatively constant at 14% for the current fiscal quarter and fiscal nine months and the same periods a year ago as margin improvements in software licenses and maintenance have been offset by margin declines in professional services.

    Software Licenses.  Cost of software licenses consists principally of fees associated with our StarTool FDM products and more recently, and to a lesser extent, fees associated with integrating third party technology into our ChangeMan DS, ChangeMan ALM and ChangeMan ECP distributed systems products. In the first quarter of fiscal 2001, cost of software licenses also included sublicense fees associated with our StarTool FDM and ChangeMan SSM products. Cost of software licenses as a percentage of total software licenses revenue was 3% and 2% in the current fiscal quarter and fiscal nine months ended October 31, 2001, respectively, as compared to 2% and 3% in the same quarter and nine months a year ago. Cost of software licenses, which was $0.3 million in both the current fiscal quarter and the same quarter a year ago, decreased 4% quarter over quarter. For the nine months ended October 31, 2001, cost of software licenses decreased $0.6 million or 49% to $0.6 million from $1.2 million in the same nine months a year ago. The decreases in absolute dollars for both the quarter and nine months and the margin improvement for the nine months, when compared to the same periods a year ago, are attributable to the decline of sublicense fees associated with our ChangeMan SSM and StarTool FDM products in the second and third quarters of fiscal 2001, respectively, all partially offset by increases in the most recent two fiscal quarters in fees associated with integrating third party technology into our distributed systems products.

    Maintenance.  Cost of maintenance consists primarily of salaries, bonuses and other costs associated with our customer support organizations. In the first quarter of fiscal 2001, cost of maintenance also included sublicense fees associated with our StarTool FDM and ChangeMan SSM products. Cost of maintenance as a percentage of total maintenance revenue was 12% and 13% in the current fiscal quarter and fiscal nine months ended October 31, 2001, respectively, as compared to 13% and 16% in the same quarter and nine months, respectively, a year ago. Cost of maintenance remained relatively unchanged at $1.3 million in both the current fiscal quarter and the same quarter a year ago. For the nine months ended October 31, 2001, cost of maintenance decreased $0.3 million or 6% to $4.2 million from $4.5 million in the same nine months a year ago. The decreases, both in absolute dollar terms and as a percentage of total maintenance revenue, are attributable to the decline of sublicense fees associated with our StarTool FDM and ChangeMan SSM products, all partially offset by increased expenses associated with our customer support organization needed to support the maintenance revenue growth.

    Professional Services.  Cost of professional services consists of salaries, bonuses and other costs associated with supporting our professional services organization. Cost of professional services as a percentage of total professional services revenue was 86% and 89% in the current fiscal quarter and fiscal nine months ended October 31, 2001, respectively, as compared to 80% and 84% in the same quarter and nine months a year ago. Cost of professional services decreased $0.5 million or 27% to $1.5 million in the current fiscal quarter from $2.0 million in the same quarter a year ago. For the current fiscal nine months ended October 31, 2001, cost of professional services increased $0.5 million or 11% to $5.2 million from $4.7 million in the same nine months a year ago. In absolute dollar terms and as a percentage of total professional services revenues, increases are predominantly due to the rates of increases in expenses associated with our professional services organization, including other infrastructure costs needed to support the professional services revenue, being greater than rates of increases in professional services revenue. For the most recent fiscal quarter, when compared to the same quarter a year ago, the decrease in absolute dollars is attributable to cost savings initiatives put in place as part of the Company's restructuring plans announced early in the third fiscal quarter of 2002.

Operating Expenses

    Sales and Marketing.  Sales and marketing expenses consist primarily of salaries, commissions and bonuses, payroll taxes, and employee benefits as well as travel, entertainment and marketing expenses. Sales and marketing expenses as a percentage of total revenue were 29% and 31% in the current fiscal quarter and fiscal nine months ended October 31, 2001, respectively, as compared to 26% and 28% in the same quarter and nine months a year ago. Sales and marketing expenses decreased $0.1 million or 1% to $6.7 million in the current fiscal quarter from $6.8 million in the same quarter a year ago. For the nine months ended October 31, 2001, sales and marketing expenses increased $2.6 million or 13% to $22.8 million from $20.2 million in the same nine months a year ago. For the most recent fiscal quarter, when compared to the same quarter a year ago, the dollar decrease is attributable to cost savings initiatives put in place as part of the Company's restructuring plans announced early in the quarter. For the nine month period ended October 31, 2001, when compared to the same nine months a year ago, the dollar increase is due primarily to our continued expansion of our direct sales and marketing organizations to support license revenue growth, and to a lesser extent, our marketing initiatives surrounding our distributed systems products and the development of our international sales and telesales efforts. As a percentage of total revenue, sales and marketing expenses increased for both the quarter and nine months, when compared to the same periods a year ago, due to the expansion of the sales and marketing organizations which preceded the recent weakening of the worldwide economy and resulting decline in IT spending.

    Research and Development.  Research and development expenses consist primarily of salaries, bonuses, payroll taxes, and employee benefits and costs attributable to research and development activities. Research and development expenses as a percentage of total revenue were 14% in both the current fiscal quarter and fiscal nine months ended October 31, 2001, as compared to 10% in both the same quarter and nine months a year ago. Research and development expenses increased $0.4 million or 16% to $3.1 million in the current fiscal quarter from $2.7 million in the same quarter a year ago. For the nine months ended October 31, 2001, research and development expenses increased $3.4 million or 48% to $10.5 million from $7.1 million in the same nine months a year ago. In absolute dollar terms and as a percentage of total revenue, the increases are primarily due to increases in salary, bonus, payroll tax, employee benefits and other headcount-related costs which resulted from the expansion of our research and development efforts to enhance existing products and develop our distributed systems products, and is also due to the Company's acquisition of UltiMIS and the StarTool asset purchase late in fiscal 2001.

    General and Administrative.  General and administrative expenses consist primarily of salaries, bonuses, payroll taxes, and benefits and certain non-allocable administrative costs, including legal and accounting fees and bad debts. General and administrative expenses as a percentage of total revenue were 7% in both the current fiscal quarter and fiscal nine months ended October 31, 2001, as compared to 7% and 9% in the same quarter and nine months a year ago. General and administrative expenses decreased $0.2 million or 10% to $1.6 million in the current fiscal quarter from $1.8 million in the same quarter a year ago. For the nine months ended October 31, 2001, general and administrative expenses decreased $1.9 million or 28% to $4.9 million from $6.8 million in the same nine months a year ago. In absolute dollars and as a percentage of total revenue, the decreases are predominantly the result of efficiency gains and cost and growth controls put in place within our administrative infrastructure, and to a lesser extent, a decrease in legal fees as a result of the Company's lawsuit settlement in the third quarter of fiscal 2001.

    Amortization of Goodwill and Other Intangible Assets.  In connection with the acquisitions of Optima Software, Inc. in September 1998, Diamond Optimum Systems, Inc. in June 1999, High Power Software, Inc. ("HPS") in May 2000 and UltiMIS Corporation ("UltiMIS") in September 2000, and the StarTool asset purchase in August 2000, the Company has recorded $66.6 million in intangible assets, of which $52.2 million is unamortized as of October 31, 2001. Combined, intangible assets are being amortized over periods of one year or less on $0.9 million, two to seven years on $44.5 million and fifteen years on the remaining $21.2 million. Of the total intangible assets, $2.1 million and $6.3 million was amortized in the current fiscal quarter and fiscal nine months ended October 31, 2001, respectively, as compared to $1.7 million and $3.0 million in the same quarter and nine months a year ago. We expect to amortize an additional $2.1 million in the final quarter of fiscal 2002.

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

    Acquired In-Process Research and Development.  In connection with the Company's acquisitions of HPS and UltiMIS in the second and third quarters of fiscal 2001, respectively, the Company recorded one-time charges for acquired in-process research and development of $2.5 million and $3.0 million in the three months and nine months ended October 31, 2000, respectively.

    Restructuring Charges.  Early in the third fiscal quarter ended October 31, 2001, in response to the general weakening of the worldwide economy and resulting IT spending slowdown, the Company announced and began to execute its plan to reduce workforce by approximately 12% or 45 positions affecting all parts of the organization and incur costs associated with the closure of facilities. The Company has realized and expects to continue to realize cost savings going forward as a result of this reduction and other cost savings initiatives implemented. In connection with these actions, the Company recorded a restructuring charge in the third fiscal quarter ended October 31, 2001 consisting principally of severance, payroll taxes and other employee benefits totaling $1.5 million and facilities closures totaling $1.0 million. See Note 4 of Notes to Condensed Consolidated Financial Statements.

Interest and Other Income, net

    Interest and Other Income, net.  Interest and other income, net decreased $0.2 million or 14% to $1.6 million and $0.9 million or 15% to $4.8 million in the current fiscal quarter and fiscal nine months ended October 31, 2001, respectively, from $1.8 million and $5.7 million in the same quarter and nine months a year ago. The dollar decreases in interest and other income, net are generally due to reduced market interest rates, partially offset by increases in balances on interest-bearing accounts, such as cash and cash equivalents, and both short and long-term investments, resulting from accumulation of earnings.

Income Taxes

    Income Taxes.  Income taxes in absolute dollar terms and effective income tax rates were $2.3 million or 41% and $8.9 million or 41% in the current fiscal quarter and fiscal nine months ended October 31, 2001, respectively, as compared to $4.0 million or 43% and $12.1 million or 43% in the same quarter and nine months a year ago. For both the quarter and nine months ended October 31, 2001, when compared to the same quarter and nine months a year ago, the Company's effective income tax rate decreased predominantly due to a projected decrease in nondeductible charges when comparing the current full fiscal year to last fiscal year. SERENA's effective income tax rate has historically benefited from the United States research and experimentation tax credit and tax benefits generated from export sales made from the United States.

Liquidity and Capital Resources

    Since SERENA's inception, we have financed our operations and met our capital requirements through cash flows from operations. As of October 31, 2001, SERENA had $92.1 million in cash and cash equivalents and an additional $34.5 million and $15.4 million in short and long-term investments, respectively, consisting principally of high grade commercial paper, certificates of deposit, and short and long-term bonds. Cash flows provided by operating activities were $25.9 million and $19.6 million in the current fiscal nine months ended October 31, 2001 and the same nine months a year ago, respectively. In the current fiscal nine months, SERENA's cash flows provided by operating activities exceeded net income principally due to a decrease in trade accounts receivable, the inclusion of non-cash expenses in net income and cash collections in advance of revenue recognition for maintenance contracts; all partially offset by a decrease in income taxes payable. In the same nine months a year ago, SERENA's cash flows provided by operating activities exceeded net income principally due to the inclusion of non-cash expenses in net income and cash collections in advance of revenue recognition for maintenance contracts; all partially offset by increases in trade accounts receivable and prepaid expenses and other assets and a decrease in income taxes payable. In the current fiscal nine months, cash used in investing activities were related to the net purchase of short and long-term investments totaling $22.2 million, and to a lesser extent, purchases of computer equipment and office furniture and equipment totaling $1.3 million. For the nine months ended October 31, 2000 from the prior fiscal year, cash used in investing activities were predominantly related to the Company's assets and business acquisitions totaling $25.1 million, and to a lesser extent, purchases of computer equipment and office furniture and equipment totaling $1.1 million; all partially offset by the net sale of short and long-term investments totaling $4.7 million. Cash flows provided by financing activities were entirely related to the exercise of stock options under the employee stock option plan totaling $2.7 million and $0.8 million in the current fiscal nine months and the same nine months a year ago, respectively; payment of principal on notes receivable from stockholders totaling $1.4 million and $0.7 million, respectively; and the sale of common stock under the employee stock purchase plan totaling $1.0 million and $0.8 million, respectively; all partially offset by the purchase of common stock under the Company's employee stock purchase plan totaling $0.8 million in the current fiscal nine month period.

    At October 31, 2001, the Company did not have any material commitments for capital expenditures and had no revolving credit agreements or other term loan agreements with any banks or other financial institutions.

    At October 31, 2001, the Company had working capital of $114.0 million, trade accounts receivable, net of allowances, of $12.8 million and total deferred revenues of $27.1 million.

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

    In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and Assets to be Disposed of" and the accounting and reporting provisions of

Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of SFAS No. 144 will be effective for fiscal years beginning after December 15, 2001, which for the Company will be fiscal 2003. The most significant changes made by SFAS No. 144 are that it: (1) removes goodwill from its scope and, therefore, eliminates the requirements of SFAS No. 121 to allocate goodwill to long-lived assets to be tested for impairment, and (2) describes a probability-weighted cash flow estimation approach to deal with situations in which an alternative course of action to recover the carrying amount of a long-lived asset is under consideration or a range is estimated for the amount of possible future cash flows. The Company is currently evaluating the provisions of SFAS No. 144 and does not expect the adoption of such statement to have a material impact on its financial position or results of operation.

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

Economic Conditions Could Adversely Affect Our Revenue Growth and Ability to Forecast Revenue

    The revenue growth and profitability of our business depends on the overall demand for application software and services. Because our sales are primarily to major corporate and government customers, our business also depends on general economic and business conditions. The general weakening of the worldwide economy has caused the Company to experience a decrease in the growth rate of its software licenses revenues in the first nine months of fiscal 2002. A softening of demand for computer software caused by a continued weakening of the economy, domestically or internationally, may result in a continued decrease in revenues and revenue growth rates.

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

We Expect That Our Operating Expenses Will Increase in the Future and These Increased Expenses May Adversely Affect Our Future Operating Results and Financial Condition

    Although SERENA has been profitable in recent years, we may not remain profitable on a quarterly or annual basis in the future. We anticipate that our expenses will increase in the foreseeable future as we:

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

  •
  Expand our distribution channels

  •
  Pursue strategic relationships and acquisitions

    With these additional expenses, in order to maintain our current levels of profitability, we will be required to increase our revenue correspondingly. Any failure to significantly increase our revenue as we implement our product, service and distribution strategies would materially adversely affect our business, quarterly and annual operating results and financial condition. Although our revenue has grown in recent years, we do not believe that we will maintain this rate of revenue growth. In addition, we may not experience any revenue growth in the future, and our revenue has, and could in fact in the future, decline. Our efforts to expand our software product suites, sales and marketing activities, direct and indirect distribution channels and professional service offerings and to pursue strategic relationships or acquisitions may not succeed or may prove more expensive than we currently anticipate. As a result, we cannot predict our future operating results with any degree of certainty.

Our Future Revenue is Substantially Dependent Upon Our Installed Customers Renewing Maintenance Agreements for Our Products and Licensing or Upgrading Additional SERENA SCM Products; Our Future Professional Services and Maintenance Revenue is Dependent on Future Sales of Our Software Products

    We depend on our installed customer base for future revenues from maintenance renewal fees and licenses or upgrades of additional SCM products. If our customers do not purchase additional products, upgrade existing products or cancel or fail to renew their maintenance agreements, this could materially adversely affect our business and future quarterly and annual operating results. The terms of our standard license arrangements provide for a one-time license fee and a prepayment of one year of software maintenance and support fees. The maintenance agreements are renewable annually at the option of the customers and there are no minimum payment obligations or obligations to license additional software. Therefore, our current customers may not necessarily generate significant maintenance revenue in future periods. In addition, our customers may not necessarily purchase additional products, upgrades or professional services. Our professional service revenue and maintenance revenue are also dependent upon the continued use of these services by our installed customer base. Any downturn in our software license revenue would have a negative impact on the growth of our professional service revenue and maintenance revenue in future quarters.

We Have Relied and Expect to Continue to Rely on Sales of Our Mainframe Products for Our Revenue

    Historically, the majority of our software license revenue has resulted from the sale of our mainframe products. Any factors adversely affecting the pricing of, demand for or market acceptance of our mainframe products, such as competition or technological change, could materially adversely affect our business and quarterly and annual operating results. In particular, ChangeMan ZMF and Comparex, two of our mainframe products, have been responsible for a substantial majority of our revenue. In the current fiscal quarter ended October 31, 2001 and the same quarter from a year ago, sales of ChangeMan ZMF and Comparex together accounted for approximately 68% and 70% of our total software licenses revenue, respectively. We expect that these products will continue to account for a large portion of our software licenses revenue for the foreseeable future. Our future operating results depend on the continued market acceptance of our mainframe products, including future enhancements.

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

    Risks of International Operations.  International sales represented approximately 10% and 28% of our total license revenue in the current fiscal quarter ended October 31, 2001 and the same quarter a year ago, respectively. Our international revenue is attributable principally to our European operations. Our international operations are, and any expanded international operations will be, subject to a variety of risks associated with conducting business internationally that could materially adversely affect our business and future quarterly and annual operating results, including the following:

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

  •
  Inability to maintain uniform standards, controls, procedures and policies

  •
  Impairment of relationships with employees as a result of changes in management

    In addition, any such acquisition could materially adversely affect our financial results due to dilutive issuances of equity securities, the incurrence of additional debt and the amortization of expenses or impairment of value related to goodwill and other intangible assets, if any.

Our Executive Officers and Certain Key Personnel Are Critical to Our Business and Such Officers and Key Personnel May Not Remain with SERENA in the Future

    Our success will depend to a significant extent on the continued service of our senior executives and certain other key employees, including certain sales, consulting, technical and marketing personnel. If we lost the services of one or more of our executives or key employees, including if one or more of our executives or key employees decided to join a competitor or otherwise compete directly or indirectly with SERENA, this could materially adversely affect our business. In particular, we have historically relied on the experience and dedication of our product authors. With the exception of Douglas D. Troxel, SERENA's founder, Chief Technology Officer and member of SERENA's board of directors, the employment of all of our senior and key employees, including key product authors, is at will. Mr. Troxel's employment is on a year-to-year basis. In addition, we do not maintain key man life insurance on our employees and have no plans to do so.

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

    Mainframe Competition.  We currently face competition from a number of sources, including:

  •
  Customers' internal IT departments

  •
  Providers of SCM products that compete directly with ChangeMan ZMF and Comparex such as Computer Associates, MERANT, IBM and smaller private companies

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

    The Company does not have derivative financial instruments in its investment portfolio and has no foreign exchange contracts. Its financial instruments consist of cash and cash equivalents, short and long-term investments, trade accounts and contracts receivable and accounts payable. The Company considers investments in highly liquid instruments purchased with a remaining maturity of 90 days or less to be cash equivalents. All of the Company's cash equivalents and short and long-term investments principally consist of commercial paper and debt securities, and are classified as available-for-sale as of October 31, 2001. The Company's exposure to market risk for changes in interest rates relates primarily to its short and long-term investments and short-term obligations, thus, a hypothetical 10% fluctuation in interest rates would not have a material impact on the fair value of these securities.

    Sales to foreign countries accounted for approximately 15% and 20% of the total revenue during the quarter and nine months, respectively, ended October 31, 2001. Because the Company invoices certain of its foreign sales in currencies other than the United States dollar, predominantly the British pound sterling and German deutsche mark, and does not hedge these transactions, fluctuations in exchange rates could adversely affect the translated results of operations of the Company's foreign subsidiaries. Therefore, foreign exchange fluctuation could create a risk of significant balance sheet gains or losses on the Company's consolidated financial statements. However, given the Company's foreign subsidiaries' net book values as of October 31, 2001 and net cash flows for the most recent fiscal quarter and nine months then ended, and fiscal year ended January 31, 2001, the Company does not believe that a hypothetical 10% fluctuation in foreign currency exchange rates would have a material impact on our financial position or results of operations.

    Intangible Asset Risk.  We have a substantial amount of intangible assets. Although at October 31, 2001 we believe our intangible assets are recoverable, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. We continue to monitor those assumptions and their consequent effect on the estimated recoverability of our intangible assets.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    Not applicable.

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS

    Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

ITEM 5. OTHER INFORMATION

    Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits

    Not applicable.

  (b)
  Reports on Form 8-K

    No reports on Form 8-K were filed by the Company during the quarter ended October 31, 2001.

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

Date: December 14, 2001

QuickLinks

INDEX
PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SERENA SOFTWARE, INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 31, 2001 AND 2000 (UNAUDITED)
SERENA SOFTWARE, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED OCTOBER 31, 2001 AND 2000 (UNAUDITED)
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5. OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES