Form 10-K
period 2002-01-31
SERENA SOFTWARE INC
filed 2002-04-29
CIK 1073967

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2002
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-25285

SERENA SOFTWARE, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-2669809 (I.R.S. Employer Identification No.)
2755 Campus Drive, 3rd Floor, San Mateo, California (Address of principal executive offices)	94403-2538 (Zip Code)

Registrant's telephone number, including area code: 650-522-6600

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

Yes /x/    No / /

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

        The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the closing sale price of the Common Stock on March 31, 2002, as reported on the Nasdaq National Market, was approximately $413,337,951. Shares of Common Stock held by each executive officer and director and by each person who may be deemed to be an affiliate of the Registrant have been excluded from this computation. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 31, 2002, the Registrant had 40,300,749 shares of Common Stock, $0.001 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        The Registrant has incorporated by reference into Part III of this Form 10-K portions of its Proxy Statement for the 2002 Annual Meeting of Stockholders, which is currently scheduled to be held on June 28, 2002.

SERENA SOFTWARE, INC.
ANNUAL REPORT ON FORM 10-K

PART I

Item 1. Business

        This report contains forward-looking statements under the Private Securities Reform Act of 1995. Certain statements under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report are "forward-looking statements." These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements contained in this report that are not historical facts. When used in this report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors discussed under "Factors That May Affect Future Results" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in, or incorporated by reference into, this report. Factors that could cause or contribute to such differences include but are not limited to, our reliance on our mainframe products for revenue; the percentage of license revenue typically closed at the end of each quarter making estimation of operating results prior to the end of the quarter extremely uncertain; weak economic conditions worldwide which may continue to affect the overall demand for software and services, which could result in decreased revenues or lower revenue growth rates; changes in revenue mix and seasonality; our ability to deliver our products on the distributed systems platform; dependence on revenues from our installed base; continued demand for additional mainframe MIPS capacity; expansion of our professional services and international organizations; and our ability to manage our growth. We assume no obligation to update the forward-looking information contained in this report.

Overview

        SERENA is a leading provider of infrastructure software to manage change to enterprise applications. Our products and services are used to manage and control application change for organizations whose business operations are dependent on managing information technology, or IT. In our 21 year history, we have developed highly effective solutions for managing software change that enable our customers to improve their return on IT investments by improving application availability, accelerating time to market, and increasing programmer productivity while reducing application development and IT infrastructure maintenance costs. All large companies have a process for managing change to their internally developed applications, including new version releases, "bug fixes," upgrades and application introductions. Our products help IT managers manage changes to applications by automating and enforcing the process throughout the application life cycle. Our consulting services help companies improve their process by identifying where their current practices deviate from standard practices and making appropriate recommendations. As of January 31, 2002, our products have been installed in over 2,750 customer sites worldwide and our customers include 42 of the Fortune 50 companies such as American Express, UBS AG, Navy Federal Credit Union, Suntrust Bank, Bank of America, Caterpillar, Citigroup, General Electric, IBM, MetLife, Prudential, and SBC Communications.

        The Company was incorporated in California in 1980 and reincorporated in Delaware in 1998. Unless the context otherwise requires, references in this report to "SERENA" and the "Company" refer to SERENA Software, Inc., a Delaware corporation, and its predecessor, SERENA Software International, Inc., a California corporation. The Company's executive offices are located at 2755 Campus Drive, 3rd Floor, San Mateo, California 94403-2538 and its telephone number is (650) 522-6600.

Industry Background

        The evolution of enterprise computing from centralized, mainframe-based computing to distributed, client/server and Web-based computing has added substantial complexity in recent years to the management of IT infrastructures. Today's IT environment is characterized by distributed information systems, applications and networks, comprising a wide range of hardware platforms, operating systems, databases, software and content development tools, networking protocols and packaged and internally developed software. This distributed computing environment has fueled a proliferation of applications disseminated throughout the enterprise as departments and individual users have been empowered to independently sponsor applications. These applications must be continually maintained and often enhanced to be compatible with emerging technologies and to keep pace with a dynamic business environment. The advent of the Internet, intranets, extranets, and eBusiness has added further complexity by stimulating the development of new applications, extending the reach of applications throughout and beyond the enterprise while placing a higher premium on speed, quality and, more recently, cost containment.

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

        Software change management ("SCM") products have historically focused on managing change to applications running on a single platform. eBusiness has introduced a new set of requirements including: managing change to applications running across the more complex multi-tier, multi-platform architecture utilized by today's enterprise applications and coordinating software code changes with Web content changes, which is a critical part of the customer interface. In order for a customer or partner to effect a transaction over the Internet, they typically interact through a Web interface with several disparate applications (e.g., inventory, decision support, transportation, customer relationship, etc.); therefore change must now be coordinated across these applications.

        SERENA's solution is designed to meet these new requirements by delivering a single point of control to manage change to software code and Web content for applications running across the enterprise from the mainframe to the Web throughout the application life cycle ("Enterprise Change Management" or "ECM"). Demand drivers for ECM include the continued re-engineering of business value delivery chains to take advantage of Web efficiencies, the importance of the change process in providing business continuity, and the emergence of Web services.

        Any application change including new version releases, "bug fixes," upgrades and application introductions, if not managed effectively, has the potential to cause system outages or corrupt data, which could result in disruption throughout the enterprise and lost business. For example, a single, undetected error in a software update could have catastrophic results in such critical systems as billing applications and securities trading. Change in applications can occur at all phases of the application life cycle, from design and analysis to development, through testing and production and into post-deployment support and maintenance. With the customer facing nature of many enterprise applications, the cost of application downtime has increased significantly.

        Still most organizations attempt to address their ECM and SCM requirements internally either with paper based, manually implemented policies and procedures or by developing their own software solutions. These internal solutions generally require substantial IT resources, have lengthy implementation cycles, lack the robust functionality of commercially available products, frequently fail and are not cost effective. To overcome the costs and risks associated with internally developed software change management solutions, many organizations are now seeking commercially developed SCM solutions that enable them to cost effectively manage and control change throughout the software application life cycle and across the enterprise. We believe sophisticated SCM and ECM solutions are required as organizations face increasingly complex and distributed IT infrastructures, limited IT resources, remote IT project teams and tight budget constraints.

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

        SERENA provides a full suite of enterprise change management products and services for managing and controlling change throughout the application life cycle from the mainframe to the Web. Our product suite automates the management of the application life cycle and creates an IT environment that facilitates concurrent development efforts by separate programming teams, improves process consistency, enhances application integrity and protects valuable application assets. We have brought to market products that allow customers to manage Web content changes along with software changes in order to more completely meet the requirements of today's enterprise applications. Key components of our solution are comprehensive product functionality, a high level of adaptability and ease of use and implementation, the use of our consulting services which complement our product offerings, and improved return on IT investment. Key components of our strategy include maintaining our technology leadership, extending our ECM solutions, leveraging our customer base, continuing to expand consulting services offerings, expanding global sales, and pursuing strategic relationships and acquisitions.

Products

        SERENA develops, markets and supports an integrated suite of products for managing and controlling change across the enterprise throughout the application life cycle. The SERENA solution automates the application life cycle and creates an IT environment that improves process consistency, enhances software integrity and protects valuable application assets. Our products significantly improve developer productivity, application availability, and customers' return on IT investments, while reducing development costs.

        In April 2001, SERENA renamed and organized its products under two primary product families, SERENA™ ChangeMan™ and SERENA™ StarTool™. The renaming reflects the increasing integration of the products. This includes some common interfaces, shared servers, and unified meta data repositories.

        The SERENA ChangeMan product family includes products that manage change in the mainframe z/OS and OS/390 environments and products that manage change in distributed and other environments, including Microsoft Windows, UNIX, LINUX, AS/400, and HP e3000. SERENA ChangeMan ECP is a customizable enterprise change portal giving customers a single point of control for application change reporting and approvals for applications running across virtually all major platforms from the mainframe to the Web. SERENA ChangeMan ECP was enhanced in September 2001 to allow change managers to link mainframe and distributed change packages within and across applications and manage them through the life cycle; and to allow personalization with a feature called MyChangeMan. SERENA ChangeMan ALM manages processes and workflow throughout the application life cycle and is used often to manage change requests. SERENA ChangeMan SSM manages change to mainframe system software and is used for disaster recovery and to maintain business continuity. In April 2001, SERENA ChangeMan WCM, an integrated Web code and content management solution, became generally available.

        SERENA™ Comparex™ and the SERENA StarTool product family comprise a comprehensive suite of products designed to improve mainframe application availability. This functionality includes file and data management, data comparison, fault analysis, application performance management, input/output optimization, and application test debugging. SERENA StarTool ATD, SERENA's application testing and debugging product, became available in July 2001.

        SERENA's strategy is to integrate its SERENA ChangeMan and SERENA StarTool product families to provide a higher level of automation, quality and productivity improvements for customers who purchase our entire solution. In March 2001, SERENA StarTool DA, SERENA's fault analysis product was enhanced to include integration with SERENA ChangeMan ZMF. The integration allows the StarTool DA users to obtain COBOL source code from the SERENA ChangeMan ZMF repository. This improves quality by ensuring that the up-to-date source code is used in the debugging process, and enhances productivity by eliminating the step of maintaining multiple copies of the source code.

        Customers typically purchase our distributed systems products under a "per user" based perpetual license. Customers typically purchase our mainframe products under Million Instructions Per Second, or MIPS-based, perpetual licenses. A description of MIPS-based licenses is included in the "Overview" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations."

        The following products comprise the SERENA ChangeMan product family, SERENA Comparex and the SERENA StarTool product family:

	Year Product
Product Name	First Introduced	Last Released	Brief Description
The SERENA ChangeMan product family:
SERENA ChangeMan ZMF	1988	2001	Provides automated infrastructure to control and manage mainframe software change
SERENA ChangeMan DS	1993	2001	Provides automated infrastructure to control and manage software change for distributed systems
SERENA ChangeMan ECP	2000	2001	Single point of control for approvals and reports mainframe to Web; customizable interface; links mainframe and distributed change packages for enterprise change solution
SERENA ChangeMan ALM	2000	2001	Manages processes throughout the application development life cycle
SERENA ChangeMan WCM	2001	2002	Provides automated infrastructure to control and manage software and Web content changes within a single integrated environment
SERENA ChangeMan ZDD	2001	2001	Allows desktop developers working in their chosen graphical IDE to develop mainframe application code under control of SERENA ChangeMan ZMF
SERENA ChangeMan M+R	1994	2001	Merges versions of programs to enable mainframe concurrent development

SERENA ChangeMan SSM	1993	2001	Detects, tracks and synchronizes changes in multiple environments to improve system integrity and recoverability
SERENA Comparex:
SERENA Comparex	1981	2001	Performs data comparison for mainframe application testing and software quality
SERENA StarTool product family:
SERENA StarTool FDM	1989	2001	Facilitates complex mainframe file and data management tasks
SERENA StarTool DA Batch and CICS	1995	2001	Automates mainframe dump and abend analysis and speeds application problem solving activities
SERENA StarTool APM	2000	2001	Monitors and records information for mainframe application performance/tuning activities
SERENA StarTool IOO	1987	2002	Automatically optimizes mainframe application I/O operations
SERENA StarTool ATD	2001	2001	Test/debugs mainframe applications
SERENA StarTool RB VSAM	1999	2000	Performs record level backup and restore utility for mainframe VSAM data

        SERENA ChangeMan ZMF, our flagship product, is a comprehensive SCM solution that provides an automated infrastructure to help customers manage and control change throughout the software application life cycle for z/OS and OS/390 environments. SERENA ChangeMan ZMF is a flexible, compatible SCM solution that supports multiple operating systems and database platforms and integrates easily with customers' existing IT environments by using standard IBM programming languages and working with existing customer security systems, libraries and inventory lists. SERENA ChangeMan DS is a comprehensive SCM solution that provides an automated infrastructure to help customers manage and control change throughout the software application life cycle for Windows, UNIX, LINUX, OS/390 USS, OS/400 and MPE/iX environments. Both SERENA ChangeMan ZMF and SERENA ChangeMan DS manage change by coupling application development, build management, and application deployment and provides developers and their managers with technological control and integrity throughout the development process enabling them to focus on software quality and reliability. Each product automates the software application life cycle by providing impact analysis, version control, promotion of fixed code into production, online management of approvals and authorizations, management of concurrent development efforts by separate programming teams, code freezing to prevent further development while testing, and auditing-automating the backout of changes.

        SERENA ChangeMan ECP is a customizable enterprise change portal for managing enterprise change from a Web browser. SERENA ChangeMan ECP allows customers to approve changes and view reports from SERENA ChangeMan ZMF or SERENA ChangeMan DS, giving them a single point of control for change related approvals and reports from the mainframe to the Web. This is faster, less complicated and more visually appealing than the previous method of logging on to a "green screen" via the Time Sharing Option. Managers can also link change packages across platforms and applications and manage them throughout the life cycle and personalize their view of enterprise change with the product's MyChangeMan feature.

        SERENA ChangeMan ALM automates and enforces the process and workflow associated with software issues, enhancements, and problems that move through the application lifecycle. SERENA ChangeMan ALM manages the process of tracking increasingly frequent and critical requests for software change and shortens development cycles by managing, tracking and reporting on the people, processes, and tasks involved with resolving a request. The solution contains a highly customizable out of the box workflow. It improves developer productivity by organizing and prioritizing work assignments, activities and information.

        SERENA ChangeMan WCM is a comprehensive solution for the management of change for both software and Web content. It is a single integrated solution which contains the SCM capabilities of SERENA ChangeMan DS and extends that control to Web content. SERENA ChangeMan WCM provides a comprehensive solution for managing both the assets and the process for Web based application development and deployment. Web developers, site architects, Web content contributors and testing personnel all work in a collaborative fashion to bring Web projects to market. SERENA ChangeMan WCM provides the control, auditability and flexibility that today's Web environments require.

        SERENA ChangeMan ZDD, for zSeries desktop development, allows desktop developers working in their chosen graphical IDE to develop mainframe application code under control of SERENA ChangeMan ZMF. The mainframe files are available through Windows Explorer and remain on the mainframe eliminating costly file transfer issues.

        SERENA ChangeMan M+R facilitates the management of multiple versions of mainframe software by providing a comprehensive comparison tool that can merge up to eight versions of source code into a single version, and produces a report that compares the different versions and clearly identifies differences and conflicts. M+R can reduce application development costs by enabling separate programming teams to work concurrently on the same parts of an application. By merging different versions of a program's source code to provide a consolidation of each team's changes, SERENA ChangeMan M+R greatly reduces implementation time and improves the quality of new releases. SERENA ChangeMan M+R can be closely integrated with SERENA ChangeMan ZMF to provide enhanced concurrent development capabilities.

        SERENA ChangeMan SSM or System Software Manager detects, tracks and synchronizes changes in multiple environments to improve system integrity and recoverability, which is important for disaster recovery of mainframe system software. SERENA ChangeMan SSM provides centralized control to software change implementation and distribution after applications are initially deployed. SERENA ChangeMan SSM speeds development and problem resolution by detecting, reporting and recovering from changes across local and remote environments. SERENA ChangeMan SSM provides configuration security for the production environment by using fingerprinting technology to audit and track changes enabling system programmers to repair unauthorized changes and to facilitate the replication of authorized changes to remote environments.

        SERENA Comparex is a comparison SCM product used for efficient mainframe application testing and software quality assurance. SERENA Comparex performs fast, accurate, single-step comparisons of the contents of libraries, directories, files or databases by performing line-by-line byte-level comparisons. SERENA Comparex performs several functions, including supporting a variety of data types, providing sophisticated comparison algorithms for both data and text, minimizing the scope of comparisons by utilizing key words to compare specific portions of a file, providing direct interfaces to most major databases, and producing detailed reports on the comparison differences.

        SERENA StarTool FDM is used for complex mainframe file and data management tasks and has extensive editing tools. SERENA StarTool FDM provides a comprehensive workbench of utilities that may be used for application and system testing or conversion and recovery support. SERENA StarTool FDM enables users to perform many data management tasks, including locating and replacing data and data sets, automatically tracking changes to applications or systems, recreating lost source code, and diagnosing and mapping recovery strategies for file-related problems. SERENA StarTool FDM supports a multitude of data types including sequential, load libraries, VSAM, DB2, and IMS.

        SERENA StarTool DA Batch and CICS are dump management, distribution, analysis and diagnostic systems for both mainframe system and application "abends" or abnormal terminations. SERENA StarTool DA is able to display the failing instruction down to the source code level for both COBOL and Assembler Language and display the last transaction screen for CICS failures. SERENA StarTool DA reduces the time it takes to analyze code information for solving application abends in batch, CICS and DB2 applications.

        SERENA StarTool APM is a mainframe performance measurement and analysis system that helps to resolve OS/390 job performance issues, whether those jobs are applications, subsystems or tasks. SERENA StarTool APM provides performance statistics and allows developers to tune specific areas of an application.

        SERENA StarTool IOO is an integrated optimization system that automatically tunes the major components of OS/390's I/O processing functions to achieve throughput improvements both in batch and on-line. By using SERENA StarTool IOO, customers have been able to reduce job turnaround time.

        SERENA StarTool ATD is an application testing and debugging product that shortens the time for mainframe development testing and application deployment. SERENA StarTool ATD allows developers to debug program logic in real-time execution.

        SERENA StarTool RB VSAM is a backup utility for Virtual Storage Access Method (VSAM) data. SERENA StarTool RB VSAM detects VSAM changes at the record level and has the ability to back up only those records that have changed. If VSAM data needs to be restored, SERENA StarTool RB VSAM provides a simple-to-use function to restore those changes to the desired state. SERENA StarTool RB VSAM improves efficiency by reducing the time and resources it takes to backup and restore VSAM data.

Products Under Development

        SERENA continues to execute on its vision of managing change to enterprise applications from a single point of control by enhancing existing products and releasing new products based on market requirements. SERENA is focused on improving the functionality and usability of our products, expanding our integration among third party products, and increasing the integration among our suites and product families so customers can more readily access the quality, speed and cost advantages of our Enterprise Change Management solutions.

        One of the cornerstones of SERENA's Enterprise Change Management advantage today is its support of the broad range of platforms prevalent in large enterprises. In customer briefings, SERENA learned of that a number of its large customers were implementing or seriously considering implementing LINUX running on IBM's eServer zSeries mainframe computers. This is often in conjunction with an effort to cut total cost of ownership of its hardware server farms by consolidating them on the mainframe. In January 2002, SERENA announced support for LINUX running on IBM's eServer zSeries mainframe computers.

        As the mainframe workforce ages, the resulting shortage of skilled mainframe development resources and the drive to reduce expenses has caused many large enterprises to consider having mainframe applications developed on easier to use and less expensive graphical interfaces of distributed integrated development environments. Two problems have impeded this trend, 1) it is costly, time consuming and error prone to transfer the files from the mainframe to the desktop, and 2) application change integrity is compromised as these changes could only be made outside of prudent SCM control. To address these problems, in November 2001, SERENA announced SERENA ChangeMan ZDD for zSeries desktop development. SERENA ChangeMan ZDD allows desktop developers working in their chosen graphical IDE to develop mainframe application code under control of SERENA ChangeMan ZMF. The mainframe files are available through Windows Explorer and remain on the mainframe eliminating costly file transfer issues. SERENA ChangeMan ZDD became generally available in February 2002.

        SERENA's strategy is to integrate its SERENA ChangeMan and SERENA StarTool product families to provide a higher level of automation, quality and productivity improvements for customers who purchase our entire solution. Having access to the change history and the relevant source or load modules contained in our SERENA ChangeMan product family is critical to the fault analysis, application performance management, application testing and debugging and file and data management functions performed by our SERENA StarTool product family. SERENA is enhancing both our SERENA ChangeMan and SERENA StarTool product families to provide this integration. The releases containing this integration can be expected throughout 2002.

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

Technology

        SERENA has a number of core technologies that provide the ability to enhance and develop products rapidly and reliably. These technologies fall into two broad categories: development tools and technology infrastructure.

        The major development tool used in developing SERENA's distributed products is a fourth generation Rapid Application Development (RAD) tool developed entirely in pure Java. This object oriented integrated development environment provides developers with libraries of objects which represent process, workflow and change management primitives from which existing products can be enhanced and new products can be developed. This tool allows the building of reusable components that can then be shared amongst the product suite. The technology works as a multi-tier client server architecture mirroring the applications that it generates. One key feature of the technology is its ability to allow development for multiple target platforms from one single code base. Each of our distributed systems products were developed using this tool.

        We use our own product to manage changes within our own application development life cycle. On the mainframe and the distributed platforms the SERENA ChangeMan family is used extensively to develop the products. SERENA's testing and fault analysis tools are used to diagnose errors and provide test coverage. Where third party tools are used, these are integrated with the SERENA development tools to ensure optimal productivity.

        Our inventory of change management components is extensive and allows for the rapid development of products. Some of these key infrastructure components are:

  •
  The SERNET™ technologies are mainframe and distributed components that are proven and reliable and already part of many of the mainframe products. SERNET provides a broad platform for customers and third parties to integrate into SERENA's technology base. These interfaces which are provided natively and with language specific "wrappers', such as Java, C++ etc., facilitate integration of vended and home grown solutions into the multi-platform and distributed world of software change management.

  •
  Platform agent technology is at the heart of the distributed systems technology to deal with the complexities of multi-platform, multi-vendor implementations of a development environment. This technology provides for small footprint applications to run on a wide variety of platforms and to transfer artifacts under change management control. This enables complex architectures to be implemented quickly and simply. Some of the key features of this technology are facilities designed to minimize the network traffic by detecting if the data being transferred is already at the target site and the sophisticated routing capability designed to ensure that the change management system continues to function even if there is a break in the network routes available.

  •
  A comparison engine detecting differences and tracking changes as small as individual bit values. This technology enables customers to compare extremely large volumes of data rapidly from a diverse set of sources including databases, indexed files and flat file structures. Parts of this technology are a key component of all of SERENA's products.

  •
  A merge engine processing changes made to the same source code program by different development teams that enables parallel development teams to apply changes to an application concurrently, while determining whether the changes are compatible. This technology is a key component of both our mainframe and distributed systems SCM products.

  •
  A fingerprinting technology enabling application or system changes to be detected with a high level of granularity by reducing each data file in a system to a unique token or "fingerprint" which changes if any bit is altered. Fingerprinting allows programmers and systems managers to quickly determine which changes have led to operational errors, thereby facilitating timely problem detection and resolution. Substantially all of SERENA's products use this technology. It is a critical component in detecting tampering of artifacts that may have occurred outside of the Change Management tool.

  •
  An object library designed with function in mind so that process can be separated from presentation. This enables platform specific interfaces to be developed while retaining the process logic. These libraries allow for code re-use and enable customers to develop their own inventories containing proven, tested and reliable codes, thereby facilitating the rapid development and deployment of products to the distributed platforms.

  •
  Extended SCC definition has been provided for the change management tools which allows IDE vendors who have support for the version control standard interface (SCC) to extend that to Change Management capabilities. This introduces process oriented features which take version control to the next stage.

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

        Most of our technical personnel have been employed by SERENA for a substantial length of time and their significant knowledge base contributes to SERENA's ability to understand and address customers' SCM requirements. We believe that attracting and retaining talented software developers who understand the customers' problems is an important component of product development activities. We encourage our developers to assume responsibility for the design and delivery of our products through our product authorship incentive program that rewards our developers with incentives based on the market success of the applications they design, write, market and support. Competition for developers is intense and any failure by us to continue to attract and retain qualified personnel could have a material adverse effect on our business, operating results and financial condition. See "Factors That May Affect Future Results—We May Not Be Able to Recruit and Retain the Personnel We Need to Succeed."

        SERENA's research and development expenses were $6.8 million, $10.1 million and $13.3 million in fiscal 2000, 2001 and 2002, representing 9%, 10% and 13% of total revenues, respectively. We expect research and development expenses will continue to increase as we hire additional research and development personnel to enhance and develop our distributed systems product suite. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

        Education.    We offer hands-on training courses for the implementation and administration of our products. Product training is provided on a periodic basis at our headquarters in San Mateo, California, at our offices in London and also at customer sites throughout the United States and Europe. We also offer custom course development for certain of our products. We bill our education services on a per class basis.

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

Sales and Marketing

        In North America, the United Kingdom, Germany, France, and the Benelux region we market our software primarily through our direct sales organization. Our direct sales force works closely with customers to understand and address their ECM needs. SERENA's North American sales organization includes personnel in the metropolitan areas of Boston, Chicago, Los Angeles, New York, Sacramento, San Francisco, Dallas, Atlanta and Toronto.

        In addition to our direct sales and telesales efforts, we have established relationships with distributors and resellers located in North America, Spain, Italy, Latin America, Belgium, Hong Kong, Israel, Australia, Japan, Korea and South Africa. These distributors and resellers market and sell our software as well as provide technical support, educational and consulting services.

        We market our products through seminars, industry conferences, trade shows, advertising, direct marketing efforts and our Internet site. In addition, we have developed programs that promote an active exchange of information between us and our existing customers. These programs include customer meetings with our senior management at our Executive Briefing Center and focus group meetings with customers to evaluate product positioning. We plan to continue to expand our marketing organization to broaden our market presence.

Competition

        The market for our products and services is highly competitive and diverse. The technology for ECM products may change rapidly. New products are frequently introduced and existing products are continually enhanced. Competitors vary in size and in the scope and breadth of the products and services that they offer. Many of our current and potential competitors have greater financial, technical, marketing and other resources than we have. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements. They may also be able to devote greater resources to the development, promotion and sale of their products than we can. We may not be able to compete successfully against current and future competitors. See "Factors That May Affect Future Results—SERENA Is Subject to Intense Competition in the SCM Industry and We Expect to Face Increased Competition in the Future, Including Competition in the SCM Distributed Systems Market."

        Competition.    We currently face competition from a number of sources, including:

  •
  Customers' internal IT departments

  •
  Providers of ECM or SCM products that compete directly with the SERENA ChangeMan product family such as Computer Associates, Rational Software, MERANT, IBM and smaller private companies

  •
  Providers of mainframe application availability products that compete directly with SERENA Comparex and the SERENA StarTool product family such as Compuware, IBM, Computer Associates and smaller private companies

        Successful Penetration of the Distributed Systems SCM Market.    We face significant competition as we develop, market and sell our distributed systems products, including SERENA ChangeMan DS, SERENA ChangeMan ALM and SERENA ChangeMan WCM. If we are unable to successfully penetrate the distributed systems SCM market, our business and future quarterly and annual operating results will be materially adversely affected. Penetrating the existing distributed systems SCM market will be difficult. Competitors in the distributed systems market include Rational Software, Computer Associates, MERANT, Microsoft, Interwoven, Documentum, and other smaller private companies.

        Future Competition.    We may face competition in the future from established companies who have not previously entered the ECM or SCM markets or from emerging software companies. Barriers to entry in the software market are relatively low. Increased competition may materially adversely affect our business and future quarterly and annual operating results due to price reductions, reduced gross margins and reduction in market share. Established companies may not only develop their own SCM solutions, but they may also acquire or establish cooperative relationships with our current competitors, including cooperative relationships between large, established companies and smaller private companies. Because larger companies have significant financial and organizational resources available, they may be able to quickly penetrate the ECM or SCM markets through acquisitions or strategic relationships and may be able to leverage the technology and expertise of smaller companies and develop successful ECM or SCM products. We expect that the software industry, in general, and providers of ECM or SCM solutions, in particular, will continue to consolidate. It is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

        Bundling or Compatibility Risks.    Our ability to sell our products also depends, in part, on the compatibility of our products with other third party products, particularly those provided by IBM. Developers of these third party products may change their products so that they will no longer be compatible with our products. These third party developers may also decide to bundle their products with other ECM or SCM products for promotional purposes. If that were to happen, our business and future quarterly and annual operating results might be materially adversely affected as we may be priced out of the market or no longer be able to offer commercially viable products.

Intellectual Property

        Our success will be heavily dependent upon proprietary technology. We rely primarily on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary rights. Such laws, procedures and contracts provide only limited protection. We submitted four patent applications for our technology in calendar 1998, four more in calendar 1999, none in calendar 2000 and 1 in calendar 2001. One of these patents was issued in calendar 2001. Other applications are still pending and may never be issued. Even if these patents are issued, they may not provide sufficiently broad protection or they may not prove enforceable in actions against alleged infringors. Despite the precautions that we take, it may be possible for unauthorized third parties to copy aspects of our current or future products or to obtain and use information that we regard as proprietary. In particular, we may provide our licensees with access to our data model and other proprietary information underlying our licensed applications. Such means of protecting our proprietary rights may not be adequate. Additionally, our competitors may independently develop similar or superior technology. Policing unauthorized use of software is difficult and some foreign laws do not protect SERENA's proprietary rights to the same extent as United States laws. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Litigation could result in substantial costs and diversion of SERENA's resources and could materially adversely affect our business, operating results, and financial condition.

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

Employees

        As of January 31, 2002, SERENA had 320 full-time employees, 68 of whom were engaged in research and development, 134 in sales and marketing, 71 in consulting, education and customer and document support, and 48 in finance, administration and operations. Our future performance depends in significant part upon the continued service of our key technical, sales and senior management personnel. The loss of the services of one or more of our key employees could materially adversely affect our business, operating results and financial condition. Our future success also depends on our continuing ability to attract, train and retain highly qualified technical, sales and managerial personnel. Competition for such personnel is intense, and we may not be able to retain our key personnel in the future. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

Item 2. Properties

        Our principal administrative, sales, marketing, consulting, education, customer support and research and development facilities are located at our headquarters in San Mateo, California. SERENA currently occupies an aggregate of approximately 27,000 square feet of office space in the San Mateo facility and 12,000 square feet of office space in the Woodland Hills facility under leases with terms running through March 2008 and April 2006, respectively. Management believes its current facilities will be adequate to meet SERENA's needs for at least the next twelve months. We believe that suitable additional facilities will be available in the future as needed on commercially reasonable terms.

        SERENA also leases office space for sales and marketing in Roseville, California; Addison, Texas; Salt Lake City and Orem, Utah; Scottsdale, Arizona; and New York City, and has subsidiaries in Canada, the United Kingdom, Germany, France and Belgium.

Item 3. Legal Proceedings

        Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

        Not applicable.

Executive Officers and Directors of the Registrant

        The following table sets forth certain information with respect to the executive officers and directors of the Company as of March 31, 2002.

Name	Age	Position
Douglas D. Troxel	57	Chief Technology Officer and Director
Mark E. Woodward	43	President, Chief Executive Officer and Director
L. Evan Ellis, Jr.	47	Senior Vice President of Worldwide Operations
Kevin C. Parker	45	Vice President, Research and Development
Robert I. Pender, Jr.	44	Vice President, Finance and Administration, Chief Financial Officer and Director
Anthony G. Stayner	46	Vice President, Marketing
Vita A. Strimaitis	42	Vice President, General Counsel and Secretary
Alan H. Hunt(a)(b)(c)	60	Chairman of the Board and Director
Jerry T. Ungerman(a)(b)(c)	57	Director
J. Hallam Dawson(a)(b)	65	Director
Gregory J. Owens	41	Director

(a)
Member of Audit Committee

(b)
Member of Compensation Committee

(c)
Member of Nominating Committee

        Douglas D. Troxel is the founder of SERENA and has served on SERENA's Board of Directors since April 1980, and resigned his Chairmanship in September 2001. He has also served as SERENA's Chief Technology Officer since April 1997. From June 1980 to April 1997, Mr. Troxel served as the President and Chief Executive Officer of SERENA. Mr. Troxel holds a B.S. in mathematics from Iowa State University.

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

        L. Evan Ellis, Jr. has served as SERENA's Senior Vice President of Worldwide Operations since joining the Company in June 2001. Prior to joining SERENA in June 2001, Mr. Ellis was Vice President of Sales for the Americas at Brocade Communications, Inc. Mr. Ellis brings over 23 years of sales and marketing experience, including 12 years at IBM and 9 years at Silicon Graphics, Inc. At SGI, Mr. Ellis was the Senior Vice President, Americas Field Operations. Mr. Ellis also served as President and Chief Operating Officer at CyberSource Corporation.

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

        Alan H. Hunt has served as a member of SERENA's Board of Directors since February 1998 and as the Chairman of SERENA's Board of Directors since September 2001. From October 1995 to January 1998, Mr. Hunt was the President and Chief Executive Officer and a member of the Board of Directors of Peregrine Systems, Inc., a provider of infrastructure management software solutions. From July 1994 until November 1995, Mr. Hunt was President and Chief Executive Officer and a member of the Board of Directors of XVT Software Inc., a development tools software company. From March 1991 until May 1994, Mr. Hunt was Senior Vice President of Sales and Marketing (North America) for BMC Software, Inc., a vendor of software system utilities for IBM mainframe computing environments. Mr. Hunt holds a B.S. in business administration and industrial management from San Jose State College.

        Jerry T. Ungerman has served as a member of SERENA's Board of Directors since December 1998. Mr. Ungerman is President of Check Point Software Technologies Ltd., a developer of computer network security access software. From July 1971 to October 1998, Mr. Ungerman was the Executive Vice President of Operations of Hitachi Data Systems Corp., a provider of computer networking and data storage solutions for computing environments. Mr. Ungerman holds a B.S.B. in Business from the University of Minnesota.

        J. Hallam Dawson has served as a member of SERENA's Board of Directors since December 2001. Mr. Dawson is Chairman of IDI Associates, a private Latin American investment bank. Previously, Mr. Dawson served as Executive Vice President and then President of Crocker National Bank and in various commercial lending and international banking positions at The First National Bank of Chicago. Mr. Dawson is also a Director of Autodesk, Inc., a design software and digital content company, and Chinatrust Bank (USA). Mr. Dawson holds a B.A. in economics from Vanderbilt University and an M.B.A. from Harvard University.

        Gregory J. Owens has served as a member of SERENA's Board of Directors since March 2002. Mr. Owens currently serves as Chairman, President and Chief Executive Officer of Manugistics Group, Inc., a global provider of solutions for supply chain management. Prior to joining Manugistics, Mr. Owens served as Managing Partner for Logistics and Planning, as well as Managing Partner of Global Supply Chain Management, at Andersen Consulting (Accenture). Mr. Owens holds a B.S. in industrial management from the Georgia Institute of Technology.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

        The Company's Common Stock has been traded on the Nasdaq National Market under the trading symbol "SRNA" since the Company's initial public offering in February 1999. Prior to February 1999, there was no established public trading market for the Company's Common Stock.

        As of March 31, 2002, the Company had issued and outstanding 40,300,749 shares of its Common Stock held by 67 stockholders of record.

        The following table sets forth the range of high and low closing sales prices for each period indicated, adjusted for the three-for-two stock split effective March 21, 2000.

	High	Low
Fiscal Year Ending January 31, 2003:
First quarter (through March 31, 2002)	$25.150	$16.080
Fiscal Year Ending January 31, 2002:
Fourth quarter	$27.000	$16.100
Third quarter	$21.160	$9.600
Second quarter	$36.340	$19.340
First quarter	$31.938	$6.438
Fiscal Year Ended January 31, 2001:
Fourth quarter	$57.438	$26.375
Third quarter	$51.375	$24.750
Second quarter	$50.000	$17.063
First quarter	$40.250	$16.938

        The market price of the Company's Common Stock could be subject to significant fluctuations in the future based on a number of factors, including changes in estimates of our financial performance; shortfalls in revenues or net income from revenues or net income expected by securities analysts; announcements of new products by the Company or its competitors; quarterly fluctuations in the Company's financial results or the results of other software companies, including those of direct competitors of the Company; changes in analysts' estimates of the Company's financial performance, the financial performance of competitors, or the financial performance of software companies in general; general conditions in the software industry; changes in prices for the Company's products or competitors' products; changes in revenue growth rates for the Company or its competitors; conditions in the financial markets; general market or economic conditions; the gain or loss of a significant customer or strategic relationship; changes in recommendations from securities analysts regarding us, our industry or our customers' industries; announcements of technological or competitive developments; and acquisitions or entry into strategic alliances by us or our competitors. In addition, the stock market may from time to time experience extreme price and volume fluctuations, which particularly affect the market price for the securities of many technology companies and which have often been unrelated to the operating performance of the specific companies. There can be no assurance that the market price of the Company's Common Stock will not experience significant fluctuations in the future. See "Factors That May Affect Future Results—Our Share Price Has Been, and Will Likely Continue to Be, Volatile."

Dividend Policy

        The Company has never declared or paid cash dividends on its capital stock. The Company currently expects to retain future earnings, if any, for use in the operation and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

        Not applicable.

Use of Proceeds

        Not applicable.

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

	Fiscal Year Ended January 31,
	1998	1999	2000	2001	2002
	(in thousands, except per share data)
Consolidated Statement of Income Data:
Revenue:
Software licenses	$17,839	$27,199	$41,808	$58,037	$49,514
Maintenance	12,258	16,960	26,818	37,227	41,812
Professional services	2,050	4,157	6,781	8,345	7,315

Total revenue	32,147	48,316	75,407	103,609	98,641

Cost of revenue:
Software licenses	1,087	2,207	2,897	1,600	931
Maintenance	4,009	4,524	6,070	5,610	5,448
Professional services	1,717	3,532	5,455	6,938	6,576

Total cost of revenue	6,813	10,263	14,422	14,148	12,955

Gross profit	25,334	38,053	60,985	89,461	85,686

Operating expenses:
Sales and marketing	7,947	13,862	22,158	27,154	29,357
Research and development	5,518	4,465	6,848	10,101	13,308
General and administrative	3,296	3,932	6,116	8,511	6,618
Stock-based compensation	880	2,499	732	223	135
Amortization of goodwill and other intangible assets	—	739	2,226	5,146	8,336
Acquired in-process research and development	—	—	992	2,972	—
Restructuring charges	—	—	—	—	2,529

Total operating expenses	17,641	25,497	39,072	54,107	60,283

Operating income	7,693	12,556	21,913	35,354	25,403
Interest and other income, net	321	929	4,569	7,475	5,968

Income before income taxes	8,014	13,485	26,482	42,829	31,371
Income taxes	3,253	6,155	11,839	18,575	12,862

Net income	$4,761	$7,330	$14,643	$24,254	$18,509

Net income per share:
Basic	$0.21	$0.29	$0.40	$0.63	$0.46

Diluted	$0.21	$0.27	$0.38	$0.60	$0.46

Weighted average shares used in per share calculations:
Basic	22,872	25,396	36,751	38,522	39,768

Diluted	22,908	27,032	38,819	40,729	40,760

	As of January 31,
	1998	1999	2000	2001	2002
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$9,024	$21,469	$80,931	$112,658	$132,594
Working capital	6,942	16,505	89,631	105,010	117,378
Total assets	20,567	59,678	149,059	203,818	231,070
Total liabilities	13,582	21,573	34,535	46,673	46,294
Total stockholders' equity	6,985	38,105	114,524	157,145	184,776

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements of SERENA and the notes thereto included elsewhere in this report. Our discussion contains forward-looking statements under the Private Securities Reform Act of 1995 which include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements contained in this report that are not historical facts. When used in this report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions. Factors that could cause or contribute to such differences include but are not limited to, our reliance on our mainframe products for revenue; the percentage of license revenue typically closed at the end of each quarter making estimation of operating results prior to the end of the quarter extremely uncertain; weak economic conditions worldwide which may continue to affect the overall demand for software and services, which could result in decreased revenues or lower revenue growth rates; changes in revenue mix and seasonality; our ability to deliver our products on the distributed systems platform; dependence on revenues from our installed base; continued demand for additional mainframe MIPS capacity; expansion of our professional services and international organizations; and our ability to manage our growth and those set forth under "Factors That May Affect Future Results" under "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Business", and elsewhere in, or incorporated by reference into, this report. We assume no obligation to update the forward-looking information contained in this report.

Product Renaming to Reflect Enhanced Product Integration and Growth in New Markets

        Product names set forth below in this Management's Discussion and Analysis of Financial Condition and Results of Operations reflect the Company's product naming convention announced April 30, 2001. The Company has renamed its full line of software change management products, designed to reflect the enhanced integration that the products increasingly share, as well as our entrance into the Web content management market. The Company has organized its integrated suite of products under two primary product families, SERENA ChangeMan and SERENA StarTool. For a listing of the old and new product names and descriptions, see the Company's Form 10-K for fiscal 2001 filed with the Securities and Exchange Commission on April 30, 2001 and the Company's press release "SERENA Announces Product Renaming to Reflect Enhanced Product Integration, Growth in New Markets" dated April 30, 2001.

Overview

        SERENA Software, Inc. is an industry leading provider of software infrastructure products and consulting best practices that automate enterprise software and Web content changes. SERENA's Enterprise Change Management strategy manages the change process throughout the entire application development lifecycle across multiple platforms—from the mainframe to the Web. SERENA was founded in 1980 and we introduced our first Software Change Management ("SCM") product, Comparex, in 1981. Since then, SERENA has developed a full suite of mainframe products, including our flagship product ChangeMan ZMF, which was introduced in 1988. In June 1999, SERENA introduced ChangeMan DS, a distributed systems product providing an end-to-end solution to SCM across the enterprise from the mainframe to the desktop to the Web. IT managers use our products to track software changes during the software application design and development process, manage separate programming teams that are concurrently developing and enhancing applications, and oversee the deployment of the software applications across both the mainframe and distributed systems environments. In May 2000, we introduced ChangeMan ALM for managing process and work flow associated with change requests throughout the application life cycle; and in April 2001, we introduced ChangeMan WCM, an innovative Web code and content management solution that provides enterprise customers the software infrastructure needed to manage the entire lifecycle of creating and deploying Web Content.

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

        On May 1, 2000, the Company acquired High Power Software, Inc. ("HPS"), which we shared ownership rights in our ChangeMan SSM technology. This acquisition allowed the Company to market and sell the ChangeMan SSM technology exclusively without incurring software sublicense fees. The HPS acquisition was accounted for under the purchase method of accounting and the results of operations of HPS are included in SERENA's historical results after the acquisition date.

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

        On September 18, 2000, the Company acquired UltiMIS Corporation ("UltiMIS"), a leading provider of data center performance and programmer productivity software products which provided the Company an integrated suite of products for file and data management, fault diagnostics, application performance monitoring, testing and debugging. The UltiMIS acquisition was accounted for under the purchase method of accounting and the results of operations of UltiMIS are included in SERENA's historical results after the acquisition date.

        In the most recent fiscal year ended January 31, 2002 SERENA has experienced a decrease in total revenue as total revenues were $98.6 million in fiscal 2002, versus $103.6 million in fiscal 2001. The overall demand for the Company's software depends in large part on general and economic business conditions. The recent general weakening of the worldwide economy and resulting slowdown in IT spending contributed to the overall decrease in total revenues.

        Prior to fiscal 2002, SERENA had grown rapidly as total revenue increased from $32.1 million in fiscal 1998 to $103.6 million in fiscal 2001. The growth in total revenue has been primarily attributable to increased demand for our mainframe products, and to a lesser extent beginning in the second half of fiscal 2000, the introduction of our distributed systems products, primarily ChangeMan DS, into the marketplace. In general, demand had been increasing as a result of greater awareness of and need for automated third party SCM solutions. We derive our revenue from software licenses, maintenance and professional services.

        In fiscal 2002, 84% of our software license revenue was derived from our mainframe products and 16% from our distributed systems products. Customers typically purchase the mainframe products under Million Instructions Per Second, or MIPS-based, perpetual licenses. Mainframe software products and applications are usually priced based on hardware computing capacity. MIPS is a capacity measurement used by hardware manufacturers to rate computer size to determine the amount of capacity for running applications and supporting users. The higher a hardware's MIPS capacity, the more expensive a software license will be. Customers increasing their MIPS capacity are required to purchase an additional software license when upgrading the hardware. Our distributed systems products are licensed on a per user seat basis. Software products are also typically priced based on a perpetual license agreement, which entitles a customer to use the product on an ongoing basis. Initial mainframe license transactions generally include one year of software maintenance and support. Any factors adversely affecting the pricing of, demand for or market acceptance of our mainframe or distributed systems products, such as competition or technological change, could materially adversely affect our business, operating results and financial condition. See "Factors That May Affect Future Results—We Have Relied and Expect to Continue to Rely on Sales of Our Mainframe Products for Our Revenue" and "Our Business Is Dependent on the Continued Market for IBM and IBM-Compatible Mainframes."

        We also provide ongoing maintenance, which includes technical support, version upgrades and enhancements, for an annual fee of approximately 17% to 18% of the current list price of the licensed product. We recognize maintenance revenue over the term of the maintenance contract on a straight-line basis.

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

        Historically, SERENA's revenue has primarily been attributable to sales in North America. In fiscal 2000, 2001 and 2002, revenue attributable to sales in North America accounted for approximately 85%, 82% and 81% of SERENA's total revenue, respectively.

        Our international revenue is attributable principally to our European operations. International sales represented approximately 15%, 18% and 19% of our total revenue in fiscal 2000, 2001 and 2002, respectively. International revenue growth in fiscal 2002, when compared to 2001, and in fiscal 2001, when compared to 2000, was 2% and 62%, respectively. The revenue growth rate decrease in fiscal 2002 is a result of very weak economic conditions in Europe.

        We anticipate that international revenue will increase as a percentage of total revenue in the future when overseas economic conditions improve. Any expansion of our international operations will be subject to a variety of risks that could materially adversely affect our business, operating results and financial condition. See "Factors That May Affect Future Results—We Intend to Expand Our International Operations and May Encounter a Number of Problems Doing So; There Are Also a Number of Factors Associated with International Operations that Could Adversely Affect Our Business." In North America, SERENA's revenue is generally denominated in United States dollars while international sales are generally denominated in local currencies, principally the British pound and euro. Should SERENA's international sales and operations expand, we anticipate that our exposure to foreign currency fluctuations will increase. See "Factors That May Affect Future Results—Fluctuations in the Value of Foreign Currencies Could Result in Currency Transaction Losses for SERENA."

        Maintenance revenue and professional services revenue have lower gross profit margins than software license revenue as a result of costs inherent in operating our customer support and professional services organizations. Acquisitions in fiscal 2001, namely HPS and StarTool, have resulted in the elimination of sublicense fee obligations with respect to our ChangeMan SSM and StarTool FDM products, respectively. Prior to these acquisitions, sublicense fees were incurred on the revenue we recognized in connection with license and maintenance transactions involving these products. As a result, prior to these acquisitions, our license and maintenance revenues for our ChangeMan SSM and StarTool FDM products had lower gross profit margins than license and maintenance revenue from other products. Beginning in the second and third quarters of fiscal 2001, and continuing through all of fiscal 2002, for ChangeMan SSM and StarTool FDM, respectively, this is no longer the case.

        We expect operating expenses to increase in the future as we continue to develop new and enhanced versions of our products, including our distributed systems product suite, increase our sales and marketing activities, expand our distribution channels, increase our professional services capabilities and pursue strategic relationships and acquisitions. Any failure by SERENA to significantly increase revenue as we implement these initiatives could materially adversely affect our business, operating results and financial condition. See "Factors That May Affect Future Results—We Expect that Our Operating Expenses Will Increase in the Future and These Increased Expenses May Adversely Affect Our Future Operating Results and Financial Condition."

Critical Accounting Policies

        Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates and judgements, including those related to revenue recognition, trade accounts receivable and allowance for doubtful accounts, impairment of disposal of long-lived assets, and accounting for income taxes.

        Revenue Recognition.    SERENA recognizes revenues in accordance with SOP 97-2, Software Revenue Recognition, as amended by SOP 98-9, and generally recognizes revenues when all of the following criteria are met as set forth in paragraph 8 of SOP 97-2: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the fee is fixed or determinable and (4) collectibility is probable. SERENA defines each of these four criteria as follows:

        Persuasive evidence of an arrangement exists. It is SERENA's customary practice to have a written contract, which is signed by both the customer and SERENA, or a purchase order from those customers who have previously negotiated a standard license arrangement with SERENA.

        Delivery has occurred. SERENA's software is physically delivered to the customer. If an arrangement includes undelivered products or services that are essential to the functionality of the delivered product, delivery is not considered to have occurred until these products or services are delivered.

        The fee is fixed or determinable. SERENA's policy is to not provide customers the right to a refund of any portion of their license fees paid. SERENA may agree to extended payment terms with a foreign customer based on local customs. Generally, at least 80% of the arrangement fees are due within one year or less. Arrangements with payment terms extending beyond these customary payment terms are considered not to be fixed or determinable, and revenues from such arrangements are recognized as payments become due and payable.

        Collectibility is probable. Collectibility is assessed on a customer-by-customer basis. SERENA typically sells to customers for whom there is a history of successful collection. If it is determined from the outset of an arrangement that collectibility is not probable, revenues are recognized as cash is collected.

        For contracts with multiple elements (e.g., license and maintenance), revenue is allocated to each component of the contract based on vendor specific objective evidence ("VSOE") of its fair value, which is the price charged when the elements are sold separately. Since VSOE has not been established for license transactions, the residual method is used to allocate revenue to the license portion of multiple-element transactions.

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

        The Company recognizes maintenance revenue ratably over the life of the related maintenance contract. Maintenance contracts on perpetual licenses generally renew annually. The Company typically invoices and collects maintenance fees on an annual basis at the anniversary date of the license. Service and other revenue includes fees derived from the delivery of training, installation, and consulting services. Revenue from training, installation, and consulting services is recognized on a time and materials basis as the related services are performed. These services do not involve significant production, modification or customization of the software and the services are not essential to the functionality of the software. Deferred revenue represents amounts received by the Company in advance of performance of the maintenance obligation.

        Trade Accounts Receivable and Allowance for Doubtful Accounts.    Trade accounts receivable are recorded net of allowance for doubtful accounts. We regularly review the adequacy of our allowance for doubtful accounts through identification of specific receivables where we expect that payment will likely not be received, and we have established a general reserve policy that is applied to all amounts that are not specifically identified. In determining specific receivables where collection may not be received, we review past due receivables and give consideration to prior collection history, changes in the customer's overall business condition, the potential risk associated with the customer's industry or political and economic environment among other factors. We establish a general reserve for all receivable amounts that have not been specifically identified, by applying a graduated percentage to each invoice's relative aging category. The allowance for doubtful accounts reflects our best estimate as of the reporting dates. Changes may occur in the future, which may make us reassess the collectibility of amounts and at which time we may need to provide additional allowances in excess of that currently provided.

        Impairment or Disposal of Long-Lived Assets.    The Company evaluates its long-lived assets and certain identifiable intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. If an asset is to be disposed of, it is reported at the lower of the carrying amount or fair value less costs to sell. To date, there has been no significant impairment of long-lived assets. See "Effect of Recent Accounting Pronouncements," elsewhere in this report.

        Accounting for Income Taxes.    Income taxes are recorded using the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Historical Results of Operations

        The following table sets forth the historical results of operations for SERENA expressed as a percentage of total revenue and are not necessarily indicative of the results for any future period. Historical results include the post-acquisition results of Diamond from June 14, 1999, HPS from May 1, 2000, StarTool from August 18, 2000 and UltiMIS from September 18, 2000.

	Percentage of Revenue Fiscal Year Ended January 31,
	2000	2001	2002
Revenue:
Software licenses	55%	56%	50%
Maintenance	36%	36%	42%
Professional services	9%	8%	8%

Total revenue	100%	100%	100%

Cost of revenue:
Software licenses	4%	2%	1%
Maintenance	8%	5%	5%
Professional services	7%	7%	7%

Total cost of revenue	19%	14%	13%

Gross profit	81%	86%	87%

Operating expenses:
Sales and marketing	30%	26%	30%
Research and development	9%	10%	13%
General and administrative	8%	8%	7%
Stock-based compensation	1%	—	—
Amortization of goodwill and other intangible assets	3%	5%	8%
Acquired in-process research and development	1%	3%	—
Restructuring charges	—	—	3%

Total operating expenses	52%	52%	61%

Operating income	29%	34%	26%
Interest and other income, net	6%	7%	6%

Income before income taxes	35%	41%	32%
Income taxes	16%	18%	13%

Net income	19%	23%	19%

Comparison of Fiscal Years Ended January 31, 2000, 2001 and 2002

Revenue

        SERENA's total revenue was $75.4 million, $103.6 million and $98.6 million in fiscal 2000, 2001 and 2002, respectively, representing a 37% increase from fiscal 2000 to 2001 and a 5% decrease from fiscal 2001 to 2002.

        Software Licenses.    Software licenses revenue was $41.8 million, $58.0 million and $49.5 million in fiscal 2000, 2001 and 2002, representing 55%, 56% and 50% of total revenue, respectively. Software licenses revenue increased $16.2 million or 39% from fiscal 2000 to 2001 and decreased $8.5 million or 15% from fiscal 2001 to 2002. The dollar increase in fiscal 2001, when compared to the same period the year before, is generally attributed to increased demand for new licenses of our products as a result of greater customer awareness of and need for third party SCM solutions, fueled by new IT initiatives associated with the Internet, eCommerce and the webification of legacy systems, and the introduction of our distributed systems products, primarily ChangeMan DS, in the second half of fiscal 2000. The dollar decrease in fiscal 2002, when compared to fiscal 2001, is generally attributable to a slowdown in IT spending across all products as a result of the weak economic conditions in both the U.S. and Europe and, to a lesser extent delays experienced in executing certain sales transactions. In particular, sales of our ChangeMan ZMF, ChangeMan DS and Comparex products continue to make up a significant portion of our total software licenses revenue. Combined, they accounted for $32.5 million, $47.6 million and $37.2 million in fiscal 2000, 2001 and 2002, representing 78%, 82% and 75% of total software licenses revenue, respectively. Beginning in fiscal 2000, and more significantly in fiscal 2001, sales of our distributed systems products, predominantly ChangeMan DS, make up an increasing proportion of total software licenses revenue. Distributed systems products accounted for $8.1 million or 16% of total software licenses revenue in fiscal 2002 as compared to $7.0 million or 12% and $1.0 million or 2% in fiscal 2001 and 2000, respectively. The Company expects that its distributed systems revenues will increase, and that ChangeMan ZMF, ChangeMan DS and Comparex will continue to account for a substantial portion of software licenses revenue in the future. We may experience slower or little growth in license revenue in the near term.

        Maintenance.    Maintenance revenue was $26.8 million, $37.2 million and $41.8 million in fiscal 2000, 2001 and 2002, representing 36%, 36% and 42% of total revenue, respectively. Maintenance revenue increased $10.4 million or 39% from fiscal 2000 to 2001 and $4.6 million or 12% from fiscal 2001 to 2002. The dollar increases reflect growth in installed software licenses base, as new licenses generally include one year of maintenance, renewals of maintenance agreements by existing customers and, to a lesser extent, maintenance price increases; all partially offset by some cancellations in Comparex maintenance contracts, particularly in fiscal 2002 when the general weakening of the economy in the U.S. and abroad caused some customers to reevaluate and restrict IT spending. Maintenance revenue as a percentage of total revenue increased in fiscal 2002, when compared to the prior two fiscal years where it had remained relatively constant, as a result of reduced license revenues resulting from a decline in the rate of growth from the general weakening of the economy and slowdown in IT spending which began predominantly in the second quarter of fiscal 2002.

        Professional Services.    Professional services revenue was $6.8 million, $8.3 million and $7.3 million in fiscal 2000, 2001 and 2002, representing 9%, 8% and 8% of total revenue, respectively. Professional services revenue increased $1.5 million or 23% from fiscal 2000 to 2001 and decreased $1.0 million or 12% from fiscal 2001 to 2002. In general, the dollar increase in fiscal 2001 over fiscal 2000 is attributable to greater consulting opportunities resulting from our larger installed customer base and our expanded consulting service capabilities. The dollar decrease in fiscal 2002, when compared to fiscal 2001, is predominantly the result of a weak U.S. economy which generated declining license revenues and therefore fewer consulting opportunities and the deferral of existing consulting projects all beginning more specifically in the second quarter of fiscal 2002.

Cost of Revenue

        Cost of revenue, which consists of cost of software licenses, cost of maintenance and cost of professional services, was $14.4 million, $14.1 million and $13.0 million in fiscal 2000, 2001 and 2002, representing 19%, 14% and 13% of total revenue, respectively. Cost of revenue decreased $0.3 million or 2% from fiscal 2000 to 2001 and $1.1 million or 8% from fiscal 2001 to 2002. As a percentage of total revenue, cost of revenue has been decreasing year over year as the rate of growth in revenue has been greater than the rate of growth in costs associated with our customer support and professional services infrastructures, including personnel additions to support maintenance and professional services revenue growth, and decreases in software sublicense fees. In general, the year over year improvements in the cost of revenue margins are the result of margin improvements in software licenses and maintenance offset by margin declines in professional services. The margin improvement from 19% in fiscal 2000 to 14% in fiscal

2001, was predominantly the result of the elimination of sublicense fees associated with our ChangeMan SSM and StarTool FDM products in fiscal 2001. The 1% margin improvement in fiscal 2002 from fiscal 2001 was predominantly the result of the elimination of sublicense fees in fiscal 2001 and other cost containment measures put in place in fiscal 2002.

        Software Licenses.    Cost of software licenses consists principally of fees associated with our StarTool FDM product and more recently beginning in fiscal 2002, and to a lesser extent, fees associated with integrating third party technology into our ChangeMan DS, ChangeMan ALM and ChangeMan ECP distributed systems products. Through the first quarter of fiscal 2001 and the middle of the third quarter of fiscal 2001, cost of software licenses also included sublicense fees associated with our ChangeMan SSM and StarTool FDM products, respectively. Cost of software licenses was $2.9 million, $1.6 million and $0.9 million in fiscal 2000, 2001 and 2002, representing 7%, 3% and 2% of total software licenses revenue, respectively. Cost of software licenses decreased $1.3 million or 45% from fiscal 2000 to 2001 and $0.7 million or 42% from fiscal 2001 to 2002. The decreases in absolute dollar terms and as a percentage of total software licenses revenue, are attributable to decreases in royalty-bearing software licenses, predominantly StarTool FDM, as a percentage of total software licenses revenue and the elimination of royalty fees associated with our ChangeMan SSM and StarTool FDM products. Royalty bearing software licenses represented 21%, 6% and 0% of total software license revenue in fiscal 2000, 2001 and 2002, respectively.

        Maintenance.    Cost of maintenance consists primarily of salaries, bonuses and other costs associated with our customer support organizations, and to a lesser extent, sublicense fees associated with our StarTool FDM product through the middle of the third quarter of fiscal 2001 and our ChangeMan SSM product through the first quarter of fiscal 2001. Cost of maintenance was $6.1 million, $5.6 million and $5.4 million in fiscal 2000, 2001 and 2002, representing 23%, 15% and 13% of total maintenance revenue, respectively. Cost of maintenance decreased $0.5 million or 8% from fiscal 2000 to 2001 and $0.2 million or 3% from fiscal 2001 to 2002. The dollar decreases were predominantly due to decreases in sublicense fees associated with our StarTool FDM and ChangeMan SSM products, partially offset by increases in expenses associated with our customer support organization. Cost of maintenance as a percentage of total maintenance revenue has decreased year over year as the rate of increase in maintenance revenue has been greater than the rate of increase in costs associated with our customer support organization and as a result of the decrease in license revenue in fiscal 2002.

        Professional Services.    Cost of professional services consists of salaries, bonuses and other costs associated with supporting our professional services organization. Cost of professional services was $5.5 million, $6.9 million and $6.6 million in fiscal 2000, 2001 and 2002, representing 80%, 83% and 90% of total professional services revenue, respectively. Cost of professional services increased $1.4 million or 27% from fiscal 2000 to 2001 and decreased $0.3 million or 5% from fiscal 2001 to 2002. In fiscal 2001, when compared to fiscal 2000, the dollar increase is predominately due to increased expenses associated with our professional services organization including personnel additions and other infrastructure costs needed to support the professional services revenue growth, offset in part by reductions in early fiscal 2001 of independent contractors and reallocations of professional services resources to other parts of the organization as the result of our customers putting projects on hold to address issues associated with becoming Year 2000 compliant. In fiscal 2002, when compared to fiscal 2001, the dollar decrease is predominantly due to cost savings initiatives put in place in the third quarter of fiscal 2002. As a percentage of total professional services revenues, the increases year over year are predominantly due to the rates of increases in expenses associated with our professional services organization, including other infrastructure costs needed to support the professional services revenue, being greater than rates of increases in professional services revenue.

Operating Expenses

        Sales and Marketing.    Sales and marketing expenses consist primarily of salaries, commissions and bonuses, payroll taxes and employee benefits as well as travel, entertainment and marketing expenses.

Sales and marketing expenses were $22.2 million, $27.2 million and $29.4 million in fiscal 2000, 2001 and 2002, representing 30%, 26% and 30% of total revenue, respectively. Sales and marketing expenses increased $5.0 million or 23% from fiscal 2000 to 2001 and $2.2 million or 8% from fiscal 2001 to 2002. The dollar increases are due primarily to the continued expansion of our direct sales and marketing organizations to support license revenue growth, and to a lesser extent, our marketing initiatives surrounding our distributed systems products and the development of our international sales and telesales efforts; all partially offset by cost savings initiatives put in place in the third quarter of fiscal 2002. In fiscal 2001, when compared to the prior fiscal year, sales and marketing expenses as a percentage of total revenue decreased as the rate of increase in total revenue was greater than the rate of increase in sales and marketing expenses. In fiscal 2002, when compared to fiscal 2001, sales and marketing expenses as a percentage of total revenue increased as the rate of increase in sales and marketing expenses, even with the cost containment measures put in place in the third quarter of fiscal 2002, was greater than the rate of increase in total revenues. In absolute dollar terms, we expect sales and marketing expenses to increase as we continue to hire additional sales and marketing personnel, market our distributed systems products and undertake additional marketing programs.

        Research and Development.    Research and development expenses consist primarily of salaries, bonuses, payroll taxes and employee benefits and costs attributable to research and development activities. Research and development expenses were $6.8 million, $10.1 million and $13.3 million in fiscal 2000, 2001 and 2002, representing 9%, 10% and 13% of total revenue, respectively. Research and development expenses increased $3.3 million or 48% from fiscal 2000 to 2001 and $3.2 million or 32% from fiscal 2001 to 2002. The increases were primarily due to increased costs generally associated with the expansion of our research and development efforts and the Company's acquisition of UltiMIS and the StarTool asset purchase in late fiscal 2001. We expect research and development expenses to increase, both in absolute dollar terms and as a percentage of total revenue, as we continue to hire additional research and development personnel primarily to develop our distributed systems product suite.

        General and Administrative.    General and administrative expenses consist primarily of salaries, bonuses, payroll taxes and benefits and certain non-allocable administrative costs, including legal and accounting fees and bad debts. General and administrative expenses were $6.1 million, $8.5 million and $6.6 million in fiscal 2000, 2001 and 2002, respectively, representing 8%, 8% and 7% of total revenue, respectively. General and administrative expenses increased $2.4 million or 39% from fiscal 2000 to 2001 and decreased $1.9 million or 22% from fiscal 2001 to 2002. In fiscal 2001, when compared to fiscal 2000, the dollar increase is primarily due to compensation costs associated with the expansion of our administrative infrastructure in order to support our increased sales, marketing, professional services and maintenance activities, and to a lesser extent, costs associated with being a public company; all partially offset by a decrease in legal fees as a result of the Company's lawsuit settlement. In fiscal 2002, when compared to fiscal 2001, the dollar decrease is predominantly the result of efficiency gains and cost and growth controls put in place within our administrative infrastructure, including more recently cost containment measures put in place in the third quarter of fiscal 2002, and to a lesser extent, a decrease in legal fees as a result of the Company's lawsuit settlement in the third quarter of fiscal 2001. We expect general and administrative expenses to increase in absolute dollar terms as we expand our infrastructure and our operations.

        Stock-Based Compensation.    In the fourth quarter of fiscal 1998, SERENA recorded aggregate deferred stock-based compensation of $4.0 million in connection with the issuance of restricted stock and grant of options to purchase common stock in January 1998. An additional $0.7 million of deferred stock-based compensation was recorded in fiscal 1999 for stock-based awards granted during this period. No deferred stock-based compensation was recorded in fiscal 2000, 2001 or 2002. In fiscal 2000, the repurchase in May 1999 of restricted common stock originally issued in January 1998 and the return to the plan of unexercised common stock options resulted in the removal of unamortized deferred stock-based compensation of $216,000 and $11,000, respectively. Deferred stock-based compensation is generally being amortized over the 36 to 48 month vesting periods of the related awards. This amortization is being recorded in a manner consistent with the Financial Accounting Standards Board ("FASB") Interpretation No. 28. Of the total deferred stock-based compensation, $732,000, $223,000 and $135,000 was amortized in fiscal 2000, 2001 and 2002, respectively. We expect to amortize an additional $23,000 in fiscal 2003. See Note 7 of Notes to Consolidated Financial Statements of SERENA.

        Amortization of Goodwill and Other Intangible Assets.    In connection with the acquisitions of Optima in September 1998, Diamond in June 1999, HPS in May 2000 and UltiMIS in September 2000, and the StarTool asset purchase in August 2000, the Company has recorded $65.6 million in intangible assets, off-set by amortization totaling $15.5 million as of January 31, 2002. Combined, intangible assets are being amortized over periods of one year or less on $0.9 million, two to seven years on $43.5 million and fifteen years on the remaining $21.2 million. Of the total intangible assets, $2.2 million, $5.1 million and $8.3 million was amortized in fiscal 2000, 2001 and 2002, respectively.

        In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangibles, which the Company has adopted effective February 1, 2002. Upon adoption, goodwill and identifiable intangible assets with indefinite lives will no longer be amortized. Accordingly, with the commencement of fiscal 2003, the Company will no longer amortize goodwill but instead will review goodwill for impairment annually. Excluding goodwill and other intangible assets that will no longer be amortized, we expect to amortize approximately $1.1 million per quarter over the next eight quarters through fiscal 2004. Intangible assets will be fully amortized by the end of fiscal 2008. See Notes 1, 9 and 11 of Notes to Consolidated Financial Statements of SERENA and "Effect of Recent Accounting Pronouncements" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" elsewhere in this report.

        Restructuring Charges.    Early in the third quarter of fiscal 2002, in response to the general weakening of the worldwide economy and resulting IT spending slowdown, the Company announced and began to execute its plan to reduce workforce by approximately 12% or 45 positions affecting all parts of the organization and incur costs associated with the closure of facilities. The Company has realized and expects to continue to realize cost savings going forward as a result of this reduction and other cost savings initiatives implemented. In connection with these actions, the Company recorded a restructuring charge in fiscal 2002 consisting principally of severance, payroll taxes and other employee benefits totaling $1.5 million and facilities closures totaling $1.0 million. See Note 4(b) of Notes to Consolidated Financial Statements.

Interest and Other Income, Net

        Interest and Other Income, Net.    Interest and other income, net was $4.6 million, $7.5 million and $6.0 million in fiscal 2000, 2001 and 2002, respectively, representing an increase of $2.9 million or 64% in fiscal 2001 over 2000 and a decrease of $1.5 million or 20% in fiscal 2002 over 2001. The dollar increase in fiscal 2001, when compared to fiscal 2000, is generally due to increases in balances on interest-bearing accounts, such as cash and cash equivalents, and both short and long-term investments, resulting from accumulation of earnings. The dollar decrease in fiscal 2002, when compared to fiscal 2001, is generally due to reduced market interest rates, partially offset by increases in balances on interest-bearing accounts, such as cash and cash equivalents, and both short and long-term investments, resulting from the accumulation of earnings.

Income Taxes

        Income Taxes.    Income taxes were $11.8 million, $18.6 million and $12.9 million in fiscal 2000, 2001 and 2002, representing effective income tax rates of 45%, 43% and 41%, respectively. The Company's effective income tax rate has decreased year over year. The effective income tax rate decrease in fiscal 2001, when compared to fiscal 2000, is predominantly due to increased pre-tax income growth and increased tax credits; all partially offset by increases in non-deductible charges. The effective income tax rate decrease in fiscal 2002, when compared to fiscal 2001, is predominantly the result of decreases in non-deductible charges, and to a lesser extent, increases in tax credits; all partially offset by a decrease in pre-tax income. SERENA's effective income tax rate has historically benefited from the United States research and experimentation tax credit and tax benefits generated from export sales made from the United States.

Liquidity and Capital Resources

        Since SERENA's inception, we have financed our operations and met our capital expenditure requirements through cash flows from operations. As of January 31, 2002, SERENA had $86.0 million in cash and cash equivalents, and an additional $46.6 million and $24.3 million in short and long-term investments, respectively, consisting principally of high grade commercial paper, certificates of deposit and short and long-term corporate notes and bonds. Cash flows provided by operating activities were $26.0 million, $32.0 million and $39.1 million in fiscal 2000, 2001 and 2002, respectively. In fiscal 2000 and 2001, SERENA's cash flows provided by operating activities exceeded net income during each of these periods principally due to cash collections in advance of revenue recognition for maintenance contracts, the inclusion of non-cash expenses in net income and growth in accrued expenses and corporate taxes payable; all partially offset by growth in accounts receivable and net deferred tax assets during the periods. In fiscal 2002, the Company's cash flows provided by operating activities exceeded net income principally due to the inclusion of non-cash expenses in net income, a decrease in trade accounts receivable, cash collections in advance of revenue recognition for maintenance contracts, and a decrease in net deferred tax assets; all partially offset by decreases in corporate taxes payable and accrued expenses. Non-cash expenses included in net income consisted of amortization of deferred stock-based compensation and intangible assets for all periods, and one-time charges in fiscal 2000 and 2001 for acquired in-process research and development totaling $1.0 million and $3.0 million, respectively, in connection with the Company's acquisitions of Diamond in June 1999, HPS in May 2000 and UltiMIS in September 2000.

        In fiscal 2000, cash used in investing activities was predominantly related to the net purchase of short and long-term investments totaling $23.3 million, and cash paid in connection with the Diamond acquisition in June 1999, net of cash received totaling $1.5 million. In fiscal 2001, cash used in investing activities predominantly related to cash paid, net of cash received, in connection with the HPS acquisition, UltiMIS acquisition and StarTool asset purchase totaling $1.6 million, $7.5 million and $16.0 million, respectively, in addition to net purchases of short and long-term investments totaling $4.2 million. In fiscal 2002, cash used in investing activities predominantly related to net purchases of short and long-term investments totaling $43.3 million. In fiscal 2000, 2001 and 2002, cash used in investing activities were also related to the purchase of computer equipment and office furniture and equipment totaling $1.5 million, $2.1 million and $1.3 million, respectively.

        Cash provided by financing activities in fiscal 2000 predominantly related to the Company's initial public offering in February 1999 which generated cash totaling $57.9 million, net of IPO costs. In fiscal 2002 and 2001, and to a lesser extent in fiscal 2000, cash provided by financing activities was also related to the exercise of stock options under the Company's employee stock option plan totaling $3.2 million, $1.0 million and $0.4 million, the repayment of principal on notes receivable from stockholders totaling $2.1 million, $1.2 million and $0.2 million, and the sale of the Company's common stock under the employee stock purchase plan totaling $1.8 million, $1.5 million and $0.9 million, respectively.

        At January 31, 2002, the Company did not have any material commitments for capital expenditures and has no revolving credit agreement or other term loan agreements with any bank or other financial institution.

        At January 31, 2002, the Company had working capital of $117.4 million and accounts receivable, net of allowances, of $14.1 million. Total deferred revenue increased to $30.8 million at January 31, 2002 from $24.2 million at January 31, 2001 primarily as a result of increased billings of maintenance fees.

        We believe that the net proceeds from the offering and cash from operations will satisfy our working capital and capital expenditure requirements for at least the next twelve months.

Effect of Recent Accounting Pronouncements

        In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. This statement becomes effective for all fiscal quarters of fiscal years beginning after June 15, 2000, as amended by SFAS No. 137, Accounting for Derivative Instruments—Deferral of the Effective Date of SFAS Statement No. 133, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, Amendment of SFAS No. 133. The Company adopted SFAS No. 133 on February 1, 2001 without a material affect on the financial statements.

        On July 20, 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangibles.

        SFAS No. 141 supercedes Accounting Principles Board ("APB") Opinion No. 16, Business Combinations. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting and that the use of the pooling-of-interests method will therefore no longer be permitted. The Company adopted the provisions of SFAS No. 141 commencing July 1, 2001. The adoption of SFAS No. 141 has not impacted the Company's consolidated financial position or results of operations.

        SFAS No. 142 supercedes APB No. 17, Intangible Assets. SFAS No. 142 requires that goodwill resulting from a business combination no longer be amortized to earnings, but instead be reviewed for impairment. The Company is required to adopt, and has adopted, SFAS No. 142 as of February 1, 2002. For goodwill resulting from business combinations prior to July 1, 2001, amortization of such goodwill continued through January 31, 2002, and ceased February 1, 2002. For business combinations occurring on or after July 1, 2001, the associated goodwill will not be amortized. Upon adoption of SFAS No. 142, the Company is required to perform a transitional impairment test for all recorded goodwill within six months and, if necessary, determine the amount of an impairment loss by January 31, 2003. The effects of adopting SFAS No. 142 are currently being determined. The Company believes that some portion of the goodwill and intangible assets currently being amortized will not be amortized in the future. Amortization expense totaled $2.2 million, $5.1 million and $8.3 million in fiscal 2000, 2001 and 2002, respectively. The Company anticipates that amortization expense based on current levels of intangible assets that will continue to be amortized in the future will be approximately $1.1 million per fiscal quarter through fiscal 2004.

        In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of a tangible long-lived asset. SFAS No. 143 also requires an enterprise to record the contra to the initial obligation as an increase in the carrying amount of the related long-lived asset (i.e., the associated asset retirement costs) and to depreciate that cost over the remaining useful life of the asset. The amount of the asset retirement obligation is revised at the end of each period to reflect the passage of time (i.e., accretion expense) and changes in the estimated future cash flows underlying the initial fair value measurement. The Company is required to adopt SFAS No. 143 as of February 1, 2003. The Company does not expect SFAS No. 143 to have a material impact on its financial position or results of operations.

        In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-lived Assets and Assets to Be Disposed Of, and certain accounting and reporting provisions of APB 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The provisions of SFAS No. 144 will be effective for fiscal years beginning after December 15, 2001, which for the Company will be fiscal 2003. The most significant changes made by SFAS No. 144 are that it: (1) removes goodwill from its scope, and therefore, eliminates the requirements of SFAS No. 121 to allocate goodwill to long-lived assets to be tested for impairment, and (2) describes a probability-weighted cash flow estimation approach to deal with situations in which an alternative course of action to recover the carrying amount of a long-lived asset is under consideration or a range is estimated for the amount of possible future cash flows. The Company is currently evaluating the provisions of SFAS No. 144 and does not expect the adoption of such statement to have a material impact on its consolidated financial position or results of operation.

Factors That May Affect Future Results

        This report, including this Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements under the Private Securities Reform Act of 1995 and other prospective information relating to future events. These forward-looking statements and other prospective information are subject to certain risks and uncertainties that could cause results to differ materially from historical results or anticipated results, including but are not limited to, our reliance on our mainframe products for revenue; the percentage of license revenue typically closed at the end of each quarter making estimation of operating results prior to the end of the quarter extremely uncertain; weak economic conditions worldwide which may continue to affect the overall demand for software and services, which could result in decreased revenues or lower revenue growth rates; changes in revenue mix and seasonality; our ability to deliver our products on the distributed systems platform; dependence on revenues from our installed base; continued demand for additional mainframe MIPS capacity; expansion of our professional services and international organizations; our ability to manage our growth; and the following:

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

        Because we do not know when, or if, our potential customers will place orders and finalize contracts, we cannot accurately predict our revenue and operating results for future quarters. In addition, as a result of the economic slowdown worldwide, a number of customers have delayed discretionary spending for software and hardware which has reduced our revenue. Additionally, sales cycles in fiscal 2002 lengthened as customers delayed decisions to purchase our products and increase capacity on mainframe computers. Historically, a majority of our revenue has been attributable to the licenses of our mainframe software products. Changes in the mix of software products and services sold by us, including the mix between higher margin software products and lower margin maintenance and services, could materially affect our operating results for future quarters.

Economic Conditions Could Adversely Affect Our Revenue Growth and Ability to Forecast Revenue

        The revenue growth and profitability of our business depends on the overall demand for application software and services. Because our sales are primarily to major corporate and government customers, our business also depends on general economic and business conditions. The general weakening of the worldwide economy has caused the Company to experience a decrease in revenues and revenue growth rates of its software licenses. A softening of demand for computer software caused by a continued weakening of the economy, domestically or internationally, may result in a continued decrease in revenues and revenue growth rates.

        Management personnel identify, track and forecast future revenues, backlog and trends in our business. Our sales personnel monitor the status of all proposals, such as the estimated date when they estimate that a transaction will close and the potential dollar amount of such sale. We aggregate these estimates periodically in order to generate a sales pipeline and then evaluate the pipeline at various times to look for trends in our business. While this pipeline analysis provides visibility to our potential customers and the associated revenues for budgeting and planning purposes, these pipeline estimates may not consistently correlate to revenues in a particular quarter or ever. A slowdown in the economy, domestically or internationally, has caused and may continue to cause customer purchasing decisions to be delayed, reduced in amount or cancelled, all of which have reduced and could continue to reduce the rate of conversion of the pipeline into contracts. A variation in the pipeline or in the conversion of the pipeline into contracts could cause us to plan or budget improperly and thereby could adversely affect our business or results of operations. In addition, primarily due to a substantial portion of our software licenses revenue contracts closing in the latter part of a quarter, management may not be able to adjust the Company's cost structure in response to a variation in the conversion of the pipeline into contracts in a timely manner, and thereby adversely affect our business or results of operations.

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

We Have Relied and Expect to Continue to Rely on Sales of Our Mainframe Products for Our Revenue

        Historically, the majority of our software license revenue has resulted from the sale of our mainframe products. Any factors adversely affecting the pricing of, demand for or market acceptance of our mainframe products, such as competition or technological change, could materially adversely affect our business and quarterly and annual operating results. In particular, ChangeMan ZMF and Comparex, two of our mainframe products, have been responsible for a substantial majority of our revenue. In each of the last three fiscal years ending January 31, 2000, 2001 and 2002, sales of ChangeMan ZMF and Comparex together accounted for approximately 75%, 72% and 62% of our software licenses revenue, respectively. We expect that these products will continue to account for a large portion of our software licenses revenue for the foreseeable future. Our future operating results depend on the continued market acceptance of our mainframe products, including future enhancements.

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

  •
  Expand our distribution channels

  •
  Pursue strategic relationships and acquisitions

        With these additional expenses, in order to maintain our current levels of profitability, we will be required to increase our revenue correspondingly. Any failure to increase our revenue as we implement our product, service and distribution strategies would materially adversely affect our business, quarterly and annual operating results and financial condition. Our revenue has fluctuated in recent years and we may not experience any revenue growth in the future and our revenue could in fact decline. Our efforts to expand our software product suites, sales and marketing activities, direct and indirect distribution channels and professional service offerings and to pursue strategic relationships or acquisitions may not succeed or may prove more expensive than we currently anticipate. As a result, we cannot predict our future operating results with any degree of certainty.

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

Any Delays in Our Normally Lengthy Sales Cycles Could Result in Significant Fluctuations in Our Quarterly Operating Results

        Our sales cycle typically takes six to 18 months to complete and varies from product to product. Any delay in the sales cycle of a large license or a number of smaller licenses could result in significant fluctuations in our quarterly operating results. The length of the sales cycle may vary depending on a number of factors over which we may have little or no control, including the size and complexity of a potential transaction and the level of competition that we encounter in our selling activities. We have experienced in fiscal 2002 an overall lengthening of sales cycles as customers delayed purchases or customers reduced budgets as a result of economic conditions. Additionally, the emerging market for SCM products and services contributes to the lengthy sales process in that during the sales cycle we often have to teach potential customers about the use and benefits of our products. In certain circumstances, we license our software to customers on a trial basis to assist the customers in their evaluation of our products. Our sales cycle can be further extended for product sales made through third party distributors.

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

We Intend to Expand Our International Operations and May Encounter a Number of Problems in Doing So; There Are Also a Number of Factors Associated With International Operations that Could Adversely Affect Our Business

        Expansion of International Operations.    We intend to expand the scope of our international operations, although more slowly than in prior years, and currently have sales subsidiaries in the United Kingdom, Germany, France and Belgium. If we are unable to expand our international operations successfully and in a timely manner, or if these operations experienced declining revenue growth, this could materially adversely affect our business and quarterly and annual operating results. We have only limited experience in marketing, selling and supporting our products internationally. Additionally, we do not have any experience in developing foreign language versions of our products. Such development may be more difficult or take longer than we anticipate. We may not be able to successfully market, sell, deliver and support our products internationally.

        Risks of International Operations.    International sales represented approximately 22% of our total licenses revenue in the current fiscal year ended January 31, 2002, as compared to 22% and 16% in each of the fiscal years ended January 31, 2001 and 2000, respectively. The decrease in fiscal 2002 is a result of very weak economic conditions in Europe. Our international revenue is attributable principally to our European operations. Our international operations are, and any expanded international operations will be, subject to a variety of risks associated with conducting business internationally that could materially adversely affect our business and future quarterly and annual operating results, including the following:

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
  Recessionary environments in foreign economies

  •
  Increases in tariffs, duties, price controls or other restrictions on foreign currencies or trade barriers imposed by foreign countries

Fluctuations in the Value of Foreign Currencies Could Result in Currency Transaction Losses for SERENA

        A majority of our international business is conducted in foreign currencies, principally the British pound and euro. Fluctuations in the value of foreign currencies relative to the U.S. dollar will continue to cause currency transaction gains and losses. We cannot predict the effect of exchange rate fluctuations upon future quarterly and annual operating results. We may experience currency losses in the future. To date, we have not adopted a hedging program to protect SERENA from risks associated with foreign currency fluctuations.

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

Our Share Price Has Been, and Will Likely Continue to Be, Volatile

        The market price of our common shares has fluctuated significantly in recent months, and we expect that the market price of our common shares may fluctuate substantially as a result of variations in our quarterly operating results and market conditions. These fluctuations may be exaggerated if the trading volume of our common shares is low. In addition, the market price of our common shares may fluctuate dramatically in response to a variety of factors, including:

  •
  Changes in estimates of our financial performance;

  •
  Shortfalls in revenues or net income from revenues or net income expected by securities analysts;

  •
  Announcements of new products by the Company or its competitors;

  •
  Quarterly fluctuations in the Company's financial results or the results of other software companies, including those of direct competitors of the Company;

  •
  Changes in analysts' estimates of the Company's financial performance, the financial performance of competitors, or the financial performance of software companies in general;

  •
  General conditions in the software industry;

  •
  Changes in prices for the Company's products or competitors' products;

  •
  Changes in revenue growth rates for the Company or its competitors;

  •
  Conditions in the financial markets;

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

We May Not Be Able to Recruit and Retain the Personnel We Need to Succeed

        Our future success will likely depend in large part on our ability to attract and retain additional experienced sales, technical, marketing and management personnel. In addition, we will need to attract and retain sufficient numbers of qualified software engineers, as well as sales and marketing and support personnel, to successfully develop, market and support our distributed systems product suite. Competition for such personnel in the computer software industry is intense, and in the past we have experienced difficulty in recruiting qualified personnel, especially developers and sales personnel. We expect competition for qualified personnel to remain intense, and we may not succeed in attracting or retaining such personnel. If we do not, this could materially adversely affect our business and future quarterly and annual operating results. In addition, new employees generally require substantial training in the use of our products. This training will require substantial resources and management attention.

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

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

        The Company does not use derivative financial instruments in its investment portfolio and has no foreign exchange contracts. Its financial instruments consist of cash and cash equivalents, short and long-term investments, trade accounts receivable and accounts payable. The Company considers investments in highly liquid instruments purchased with a remaining maturity of 90 days or less to be cash equivalents. All of the Company's cash equivalents and short and long-term investments principally consist of commercial paper and debt securities, and are classified as available-for-sale as of January 31, 2002. The Company's exposure to market risk for changes in interest rates relates primarily to its short and long-term investments and short-term obligations, thus, a hypothetical 10% fluctuation in interest rates would not have a material impact on the fair value of these securities.

        Sales to foreign countries accounted for approximately 19% of the total sales for fiscal 2002, as compared to 18% and 15% in fiscal 2001 and 2000, respectively. Because the Company invoices certain of its foreign sales in currencies other than the United States dollar, predominantly the British pound sterling and euro, and does not hedge these transactions, fluctuations in exchange rates could adversely affect the translated results of operations of the Company's foreign subsidiaries. Therefore, foreign exchange fluctuations could create a risk of significant balance sheet gains or losses on the Company's consolidated financial statements. However, given the Company's foreign subsidiaries' net book values as of January 31, 2002 and net cash flows for the most recent fiscal year then ended, the Company does not believe that a hypothetical 10% fluctuation in foreign currency exchange rates would have a material impact on our financial position or results of operations.

        Intangible Asset Risk.    We have a substantial amount of intangible assets. Although at January 31, 2002 we believe our intangible assets are recoverable, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. We continue to monitor those assumptions and their consequent effect on the estimated recoverability of our intangible assets.

Item 8. Financial Statements and Supplementary Data

FINANCIAL STATEMENTS

        Our financial statements required by this item are submitted as a separate section of this Form 10-K. See Item 14(a)1 for a listing of financial statements provided in the section titled, "FINANCIAL STATEMENTS."

SUPPLEMENTARY DATA

        The following tables (presented in thousands, except per share data) set forth quarterly unaudited supplementary data for each of the years in the two-year period ended January 31, 2002. All share and per share data referred to in the table below have been adjusted to reflect the three-for-two stock split in the form of a stock dividend of our common stock effected March 21, 2000.

	Fiscal 2002
	Quarter Ended
					Year Ended Jan. 31,
	Apr. 30,	Jul. 31,	Oct. 31,	Jan. 31,
Revenue	$27,493	$23,448	$23,248	$24,452	$98,641
Cost of revenue	3,639	3,272	3,116	2,928	12,955
Gross profit	23,854	20,176	20,132	21,524	85,686
Operating expenses	15,469	15,517	16,166	13,131	60,283
Operating income	8,385	4,659	3,966	8,393	25,403
Income before income taxes	10,036	6,241	5,530	9,564	31,371
Income taxes	4,115	2,559	2,267	3,921	12,862
Net income	5,921	3,682	3,263	5,643	18,509
Net income per share:
Basic	0.15	0.09	0.08	0.14	0.46
Diluted	0.15	0.09	0.08	0.14	0.46
Weighted average shares used in per share calculations:
Basic	39,371	39,714	39,942	40,046	39,768
Diluted	40,462	40,726	40,629	41,222	40,760
	Fiscal 2001
	Quarter Ended
					Year Ended Jan. 31,
	Apr. 30,	Jul. 31,	Oct. 31,	Jan. 31,
Revenue	$21,155	$25,209	$26,619	$30,626	$103,609
Cost of revenue	3,178	3,556	3,660	3,754	14,148
Gross profit	17,977	21,653	22,959	26,872	89,461
Operating expenses	11,535	13,160	15,591	13,821	54,107
Operating income	6,442	8,493	7,368	13,051	35,354
Income before income taxes	8,223	10,564	9,186	14,856	42,829
Income taxes	3,511	4,650	3,950	6,464	18,575
Net income	4,712	5,914	5,236	8,392	24,254
Net income per share:
Basic	0.12	0.15	0.14	0.22	0.63
Diluted	0.12	0.15	0.13	0.20	0.60
Weighted average shares used in per share calculations:
Basic	37,792	38,390	38,726	38,999	38,522
Diluted	39,784	40,361	41,444	41,326	40,729

Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure

        During the 24-month period preceeding January 31, 2002 we neither changed accountants nor had disagreements with our accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope and procedures.

PART III

Item 10. Directors and Executive Officers of the Registrant

        Information required by this Item concerning the Company's directors is incorporated by reference from the section captioned "Election of Directors" contained in the Company's Proxy Statement related to the 2002 Annual Meeting of Stockholders scheduled to be held on June 28, 2002, which will be filed by the Company with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year pursuant to General Instruction G(3) of Form 10-K (the "Proxy Statement"). The information required by this Item concerning compliance with Section 16(a) of the Securities and Exchange Act of 1934 is incorporated by reference from the section of the Proxy Statement captioned "Section 16(a) Beneficial Ownership Reporting Compliance."

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

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)
1. Financial Statements

  The following statements are filed as part of this Report:

Page
SERENA Software, Inc. Consolidated Financial Statements
Independent Auditors' Report	F-2
Consolidated Balance Sheets	F-3
Consolidated Statements of Income and Comprehensive Income	F-4
Consolidated Statements of Stockholders' Equity	F-5
Consolidated Statements of Cash Flows	F-6
Notes to Consolidated Financial Statements	F-7
2. Financial Statement Schedules
Independent Auditors' Report on Financial Statement Schedule	S-1
Valuation and Qualifying Accounts	S-2
3. Exhibits
Exhibit Number	Exhibit Title
3.1(b)	Amended and Restated Certificate of Incorporation of SERENA
3.2(b)	Bylaws of SERENA, as currently in effect
4.1(b)	Specimen Common Stock Certificate
4.2(b)	Registration Rights Agreement, dated September 25, 1998, by and among SERENA and certain shareholders of Optima Software Inc. (related to SERENA's acquisition of Optima Software, Inc.)
10.1(b)	Form of Indemnification Agreement between SERENA and each of its directors and officers 10.2A(b) Amended and Restated 1997 Stock Option Plan
10.2B(b)	Form of Option Agreement under the Amended and Restated 1997 Stock Option Plan
10.2C(b)	Form of Restricted Stock Purchase Agreement under the Amended and Restated 1997 Stock Option Plan
10.3A(b)	1999 Employee Stock Purchase Plan
10.3B(b)	Form of Subscription Agreement under the 1999 Employee Stock Purchase Plan
10.4A(b)	1999 Director Plan
10.4B(b)	Form of Option Agreement under 1999 Director Plan
10.6(b)	Employment Agreement, dated June 24, 1980, between SERENA and Douglas D. Troxel
10.10A(b)	Lease Agreement, dated August 15, 1994, between SERENA and Waterfront Towers Partners, L.P. (for Burlingame headquarters)
10.10B(b)	Addendum to Lease Agreement (for Burlingame headquarters facility), dated November 21, 1994
10.10C(b)	Second Addendum to Lease Agreement (for Burlingame headquarters) dated November 15, 1994
10.10D(b)	Amendment No. 1 to Lease Agreement (for Burlingame headquarters facility) dated May 21, 1996
10.10E(b)	Amendment No. 2 to Lease Agreement (for Burlingame headquarters facility) dated August 24, 1996
10.10F(b)	Amendment No. 3 to Lease Agreement (for Burlingame headquarters facility) dated June 3, 1997

10.10G(b)	Amendment No. 4 to Lease Agreement (for Burlingame headquarters facility) dated June 9, 1998
10.11(b)	Lease Agreement between SERENA and Waterfront Tower Partners, L.P. dated May 18, 1998 (for additional space at Burlingame headquarters facility)
10.12(b)	Form of Restricted Stock Purchase Agreement entered into between SERENA and certain of its executive officers
10.13(c)	Lease Agreement between Waterfront Tower Partners, L.P. and SERENA Software, Inc. dated June 21, 1999 (for additional space at Burlingame headquarters facility)
10.14(d)	Form S-8 Registration Statement Under the Securities Act of 1933 dated June 1, 2001 (the Company's register of 2,562,500 shares of the Company's common stock under various Company Plans)
10.15(a)	Landord Consent to Sublease Agreement dated January 30, 2002 by and among EOP-Penninsula Office Park, L.L.C. and RSA Security, Inc. and SERENA Software, Inc. (for new headquarter facilities in San Mateo)
10.16(a)	Sublease Agreement dated January 22, 2002 between RSA Security, Inc. and SERENA Software, Inc. (for new headquarter facilities in San Mateo)
21.1(a)	List of Subsidiaries of SERENA Software, Inc.
23.1(a)	Consent of KPMG LLP

  (a)
  Filed herewith.

  (b)
  Incorporated by reference to the exhibit bearing the same number filed with the Registrant's Registration Statement on Form S-1 (Registration No. 333-67761), which the Securities and Exchange Commission declared effective on February 11, 1999.

  (c)
  Incorporated by reference to the exhibit bearing the same number filed on April 30, 2001 with the Registrant's fiscal 2001 Annual Report on Form 10-K.

  (d)
  Incorporated by reference to the exhibit bearing the same number filed with the Registrant's Registration Statement on Form S-8 (Registration No. 333-62106), which the Security and Exchange Commission declared effective June 1, 2001.

(b)
Reports on Form 8-K

  Not applicable.

(c)
Exhibits

  See Item 14(a)(3) above.

(d)
Financial Statement Schedules

  See Item 14(a)(2) above.

Trademarks

        Serena and ChangeMan are trademarks, and StarTool, Comparex and SERNET are registered trademarks, of SERENA Software, Inc.

        All other products or company names are used for identification purposes only and may be trademarks of their respective owners.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized in the City of San Mateo, State of California, this 29th day of April, 2002.

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

        Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report on Form 10-K has been signed on behalf of the Registrant by the following persons and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ MARK E. WOODWARD (Mark E. Woodward)	President, Chief Executive Officer and Director	April 29, 2002
/s/ ROBERT I. PENDER, JR. (Robert I. Pender, Jr.)	Vice President, Finance and Administration, Chief Financial Officer (Principal Financial and Accounting Officer) and Director	April 29, 2002
/s/ DOUGLAS D. TROXEL (Douglas D. Troxel)	Chief Technology Officer and Director	April 29, 2002
/s/ ALAN H. HUNT (Alan H. Hunt)	Chairman of the Board of Directors	April 29, 2002
/s/ JERRY T. UNGERMAN (Jerry T. Ungerman)	Director	April 29, 2002
/s/ J. HALLAM DAWSON (J. Hallam Dawson)	Director	April 29, 2002
/s/ GREGORY J. OWENS (Greg Owens)	Director	April 29, 2002
/s/ ROBERT I. PENDER, JR. (Robert I. Pender, Jr. Attorney-In-Fact)	Director	April 29, 2002

SERENA Software, Inc.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report

The Board of Directors and Stockholders
SERENA Software, Inc.:

        We have audited the accompanying consolidated balance sheets of SERENA Software, Inc. and subsidiaries as of January 31, 2002 and 2001, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended January 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SERENA Software, Inc. and subsidiaries as of January 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended January 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

                      /s/ KPMG LLP

San Francisco, California
February 22, 2002

SERENA SOFTWARE, INC.

Consolidated Balance Sheets

(in thousands, except share data)

	January 31,
	2001	2002
Assets
Current assets:
Cash and cash equivalents	$85,179	$85,954
Short-term investments	27,479	46,640
Accounts receivable, net of allowance of $1,072 and $846 in fiscal 2001 and 2002, respectively	20,904	14,111
Deferred taxes	7,875	5,834
Prepaid expenses and other current assets	1,430	838

Total current assets	142,867	153,377
Long-term investments	—	24,321
Property and equipment, net	3,309	3,036
Goodwill and other intangible assets, net	57,472	50,135
Other assets	170	201

Total assets	$203,818	$231,070

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$904	$710
Income taxes payable	6,499	1,650
Accrued expenses	12,091	11,762
Deferred revenue	18,362	21,877

Total current liabilities	37,856	35,999
Deferred revenue, net of current portion	5,847	8,886
Deferred taxes	2,970	1,409

Total liabilities	46,673	46,294

Commitments and contingencies:
Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 60,000,000 and 90,000,000 shares authorized; 39,688,513 and 40,274,214 shares issued and outstanding at January 31, 2001 and 2002, respectively	40	40
Additional paid-in capital	116,455	123,517
Deferred stock-based compensation	(157)	(23)
Notes receivable from stockholders	(12,114)	(10,350)
Accumulated other comprehensive (loss) income	(141)	21
Retained earnings	53,062	71,571

Total stockholders' equity	157,145	184,776

Total liabilities and stockholders' equity	$203,818	$231,070

See accompanying notes to consolidated financial statements

SERENA SOFTWARE, INC.

Consolidated Statements of Income and Comprehensive Income

(in thousands, except per share data)

	Fiscal Year Ended January 31,
	2000	2001	2002
Revenue:
Software licenses	$41,808	$58,037	$49,514
Maintenance	26,818	37,227	41,812
Professional services	6,781	8,345	7,315

Total revenue	75,407	103,609	98,641

Cost of revenue:
Software licenses	2,897	1,600	931
Maintenance	6,070	5,610	5,448
Professional services	5,455	6,938	6,576

Total cost of revenue	14,422	14,148	12,955

Gross profit	60,985	89,461	85,686

Operating expenses:
Sales and marketing	22,158	27,154	29,357
Research and development	6,848	10,101	13,308
General and administrative	6,116	8,511	6,618
Stock-based compensation	732	223	135
Amortization of goodwill and other intangible assets	2,226	5,146	8,336
Acquired in-process research and development	992	2,972	—
Restructuring charges	—	—	2,529

Total operating expenses	39,072	54,107	60,283

Operating income	21,913	35,354	25,403
Interest and other income, net	4,569	7,475	5,968

Income before income taxes	26,482	42,829	31,371
Income taxes	11,839	18,575	12,862

Net income	$14,643	$24,254	$18,509

Comprehensive income:
Net income	$14,643	$24,254	$18,509
Other comprehensive (loss) income:
Foreign currency translation adjustments	(14)	(202)	(5)
Unrealized gain on marketable securities	—	101	167

Other comprehensive (loss) income	(14)	(101)	162

Total comprehensive income	$14,629	$24,153	$18,671

Net income per share:
Basic	$0.40	$0.63	$0.46

Diluted	$0.38	$0.60	$0.46

Weighted average shares used in per share calculations:
Basic	36,751	38,522	39,768

Diluted	38,819	40,729	40,760

See accompanying notes to consolidated financial statements

SERENA SOFTWARE, INC.

Consolidated Statements of Stockholders' Equity

(In thousands, except share data)

	Common Stock				Notes Receivable from Stockholders	Accumulated Other Comprehensive Gains (Losses)
			Additional Paid-in Capital	Deferred Stock-based Compensation			Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance as of January 31, 1999	30,601,689	$30	$28,508	$(1,339)	$(3,233)	$(26)	$14,165	$38,105
Issuance of common stock under initial public offering	7,350,000	8	59,234	—	—	—	—	59,242
Costs of initial public offering	—	—	(1,339)	—	—	—	—	(1,339)
Issuance of common stock under Diamond acquisition	262,500	—	2,234	—	—	—	—	2,234
Issuance of common stock under the employee stock purchase plan	123,770	—	877	—	—	—	—	877
Issuance of restricted common stock for notes receivable, net of repurchases	(18,109)	—	(315)	—	(49)	—	—	(364)
Common stock options exercised	127,200	—	416	—	—	—	—	416
Common stock options returned to plan	—	—	(11)	11	—	—	—	—
Cancellation of restricted common stock	(161,438)	—	(323)	216	107	—	—	—
Payments of accrued interest and principal on restricted common stock	—	—	—	—	191	—	—	191
Amortization of stock-based compensation	—	—	—	732	—	—	—	732
Accrued interest on note receivable	—	—	—	—	(198)	—	—	(198)
Net income	—	—	—	—	—	—	14,643	14,643
Other comprehensive loss	—	—	—	—	—	(14)	—	(14)

Balance as of January 31, 2000	38,285,612	38	89,281	(380)	(3,182)	(40)	28,808	114,525
Issuance of common stock under HPS, StarTool and UltiMIS acquisitions	396,324	1	14,281	—	—	—	—	14,282
Issuance of common stock under the employee stock purchase plan	183,449	—	1,484	—	—	—	—	1,484
Issuance of restricted common stock for notes receivable, net of repurchases	484,500	1	9,293	—	(9,294)	—	—	—
Common stock options exercised	338,628	—	1,049	—	—	—	—	1,049
Payments of accrued interest and principal on restricted common stock	—	—	—	—	1,379	—	—	1,379
Amortization of stock-based compensation	—	—	—	223	—	—	—	223
Accrued interest on note receivable	—	—	—	—	(1,017)	—	—	(1,017)
Tax benefit from employee stock plans	—	—	1,067	—	—	—	—	1,067
Net income	—	—	—	—	—	—	24,254	24,254
Other comprehensive loss	—	—	—	—	—	(101)	—	(101)

Balance as of January 31, 2001	39,688,513	40	116,455	(157)	(12,114)	(141)	53,062	157,145
Issuance of common stock under the employee stock purchase plan	146,921	—	1,802	—	—	—	—	1,802
Repurchase of common stock	(80,000)	—	(794)	—	—	—	—	(794)
Common stock options exercised	518,780	—	3,206	—	—	—	—	3,206
Payments of accrued interest and principal on restricted common stock	—	—	—	—	2,474	—	—	2,474
Amortization of stock-based compensation	—	—	—	134	—	—	—	134
Accrued interest on note receivable	—	—	—	—	(710)	—	—	(710)
Issuance of stock warrant	—	—	129	—	—	—	—	129
Tax benefit from employee stock plans	—	—	2,719	—	—	—	—	2,719
Net income	—	—	—	—	—	—	18,509	18,509
Other comprehensive income	—	—	—	—	—	162	—	162

Balance as of January 31, 2002	40,274,214	$40	$123,517	$(23)	$(10,350)	$21	$71,571	$184,776

See accompanying notes to consolidated financial statements

SERENA SOFTWARE, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Fiscal Year Ended January 31,
	2000	2001	2002
Cash flows from operating activities:
Net income	$14,643	$24,254	$18,509
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	999	1,161	1,568
Deferred income taxes	(2,772)	(3,336)	3,200
Increase in allowance for bad debts	685	975	1,108
Loss (gain) on disposal of property and equipment	13	(1)	119
Accrued interest on notes receivable from stockholders, net of cash received	(198)	(853)	(339)
Amortization of deferred stock-based compensation	732	223	135
Amortization of goodwill and other intangible assets	2,226	5,146	8,336
Acquired in-process research and development	992	2,972	—
Issuance of stock warrant in exchange for services provided	—	—	129
Changes in operating assets and liabilities:
Accounts receivable	(3,029)	(6,062)	5,595
Prepaid expenses and other assets	(51)	(894)	548
Accounts payable	(57)	538	(194)
Income taxes payable	1,482	3,498	(4,837)
Accrued expenses	3,698	545	(1,360)
Deferred revenue	6,668	3,842	6,690

Net cash provided by operating activities	26,031	32,008	39,207

Cash flows used in investing activities:
Purchases of property and equipment	(1,460)	(2,055)	(1,428)
Purchases of short-term and long-term investments, net	(23,255)	(4,123)	(43,314)
Payment of notes due from stockholder	600	—	—
Issuance of notes due from other parties	(150)	—	—
Payment of notes due from other parties	150	—	—
Cash paid in acquisition of Diamond in fiscal 2000, and HPS, StarTool and UltiMIS in fiscal 2001, net of cash acquired	(1,462)	(25,128)	—

Net cash used in investing activities	(25,577)	(31,306)	(44,742)

Cash flows from financing activities:
Issuance of common stock	57,902	—	—
Common stock repurchased under the stock repurchase plan	(364)	—	(794)
Sale of common stock under the employee stock purchase plan	877	1,484	1,802
Exercise of stock options under the employee stock option plan	416	1,049	3,206
Payment of principal on notes receivable from stockholders	191	1,215	2,101

Net cash provided by financing activities	59,022	3,748	6,315

Effect of exchange rate changes on cash	(14)	(202)	(5)

Net increase in cash and cash equivalents	59,462	4,248	775
Cash and cash equivalents at beginning of year	21,469	80,931	85,179

Cash and cash equivalents at end of year	$80,931	$85,179	$85,954

Supplemental disclosures of cash flow information:
Income taxes paid	$12,912	$18,478	$14,459

Non-cash investing and financing activity:
Common stock issued in acquisition of Diamond in fiscal 2000, and HPS, StarTool and UltiMIS in fiscal 2001	$2,234	$14,283	$—

Restricted stock (cancelled) issued for notes receivable from stockholders	$(108)	$9,294	$—

Unrealized gain on marketable securities	$—	$101	$167

Contingent consideration accrued for the UltiMIS acquisition	$—	$—	$1,000

Additional paid-in capital from issuance of stock warrant	$—	$—	$(129)

See accompanying notes to consolidated financial statements

SERENA SOFTWARE, INC.

Notes to Consolidated Financial Statements

Fiscal Years Ended January 31, 2000, 2001, 2002

(1) Description of Business and Summary of Significant Accounting Policies

  (a) Description of Business

        SERENA Software, Inc. (the "Company") is an industry-leading provider of software infrastructure products and consulting best practices that automate enterprise software and Web content changes. Its principal markets are North America, and to a lesser extent, Europe. Export sales represented approximately 15%, 18%, and 19% of total revenue in fiscal 2000, 2001 and 2002, respectively.

  (b) Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

  (c) Foreign Currency Translation

        The functional currency of the Company's U.K. subsidiary is the British pound. The functional currency of the Company's German, French and Belgian subsidiaries is the euro. These foreign subsidiaries' financial statements are translated using current exchange rates for balance sheet accounts and average rates for income statement accounts. Translation adjustments are recorded as other comprehensive income or loss in the consolidated statements of income and comprehensive income. Foreign currency transaction gains and losses are included in operating expenses, and have not been material to date.

  (d) Cash, Cash Equivalents and Investments

        The Company considers all highly liquid investments purchased with original remaining maturities of three months or less to be cash equivalents. As of January 31, 2001 and 2002, cash equivalents consisted of commercial paper and money market funds.

        The Company has classified its investments as "available-for-sale." These investments are carried at fair value, based on quoted market prices, and unrealized gains and losses are recorded as other comprehensive income or loss in the consolidated statements of income and comprehensive income. Realized gains and losses upon sale or maturity of these investments are determined using the specific identification method.

        Interest and other income, net consists principally of earnings generated from interest-bearing accounts held by the Company and, to a lesser extent, earnings accrued from stockholder notes.

        Cash equivalents consist of securities with original remaining maturities of three months or less. Investments as of January 31, 2001 were $27,479,000, all of which consisting of maturities less than one year. Investments as of January 31, 2002 consisted of $46,640,000 of securities which mature in less than one year and $24,321,000 of securities which mature in one to two years. Cash, cash equivalents and investments consisted of the following as of January 31, 2001 and 2002 (in thousands):

	As of January 31, 2001			As of January 31, 2002
	Cost	Unrealized Gains	Market	Cost	Unrealized Gains	Market
Cash and Cash Equivalents:
Cash	$7,917	$—	$7,917	$4,636	$—	$4,636
CD's/Bonds	6,154	1	6,155	5,000	—	5,000
Money Market Funds	45,312	—	45,312	65,309	—	65,309
Corporate Notes	25,707	88	25,795	10,969	40	11,009

	$85,090	$89	$85,179	$85,914	$40	$85,954

Investments:
CD's/Bonds	$3,057	$12	$3,069	$—	$—	$—
Corporate Notes	24,410	—	24,410	70,733	228	70,961

	$27,467	$12	$27,479	$70,733	$228	$70,961

  (e) Property and Equipment

        Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, generally three to five years.

  (f) Goodwill and Other Intangible Assets

        Goodwill and other intangible assets include work-force-in-place, non-compete agreements, acquired technology and goodwill associated with the acquisitions of Optima Software, Inc., Diamond Optimum Systems, Inc., High Power Software, Inc., the StarTool FDM product and UltiMIS Corporation. Non-compete and acquired technology are amortized using the straight-line method over the estimated useful lives of the related assets, from 1 year to 7 years. With the adoption of SFAS No. 142, goodwill will cease to be amortized to income effective with the beginning of fiscal 2003 and will instead be reviewed for impairment.

  (g) Impairment or Disposal of Long-lived Assets

        The Company evaluates its long-lived assets and certain identifiable intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. If an asset is to be disposed of, it is reported at the lower of the carrying amount or fair value less costs to sell. To date, there has been no impairment of long-lived assets.

  (h) Software Development Costs

        Development costs related to software products are expensed as incurred until technological feasibility of the product has been established. Based on the Company's product development process, technological feasibility is established upon completion of a working model. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have not been significant. Accordingly, no costs have been capitalized to date. The Company has, however, capitalized certain costs totaling $535,000 and $474,000 in fiscal 2001 and 2002, respectively, associated with computer software it has acquired for internal use. The capitalization and amortization of these costs are in accordance with AICPA Statement of Position ("SOP") 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Software development costs are being amortized over periods of three to five years.

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

  (m) Revenue Recognition

        SERENA recognizes revenue in accordance with SOP 97-2, Software Revenue Recognition, as amended by SOP 98-9, and generally recognizes revenue when all of the following criteria are met as set forth in paragraph 8 of SOP 97-2: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the fee is fixed or determinable and (4) collectibility is probable. SERENA defines each of these four criteria as follows:

        Persuasive evidence of an arrangement exists. It is SERENA's customary practice to have a written contract, which is signed by both the customer and SERENA, or a purchase order from those customers who have previously negotiated a standard license arrangement with SERENA.

        Delivery has occurred. SERENA's software is physically delivered to the customer. If an arrangement includes undelivered products or services that are essential to the functionality of the delivered product, delivery is not considered to have occurred until these products or services are delivered.

        The fee is fixed or determinable. SERENA's policy is to not provide customers the right to a refund of any portion of their license fees paid. SERENA may agree to extended payment terms with a foreign customer based on local customs. Generally, at least 80% of the arrangement fees are due within one year or less. Arrangements with payment terms extending beyond these customary payment terms are considered not to be fixed or determinable, and revenues from such arrangements are recognized as payments become due and payable.

        Collectibility is probable. Collectibility is assessed on a customer-by-customer basis. SERENA typically sells to customers for whom there is a history of successful collection. If it is determined from the outset of an arrangement that collectibility is not probable, revenues are recognized as cash is collected.

        For contracts with multiple elements (e.g., license and maintenance), revenue is allocated to each component of the contract based on vendor specific objective evidence ("VSOE") of its fair value, which is the price charged when the elements are sold separately. Since VSOE has not been established for license transactions, the residual method is used to allocate revenue to the license portion of multiple-element transactions.

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

        The Company recognizes maintenance revenue ratably over the life of the related maintenance contract. Maintenance contracts on perpetual licenses generally renew annually thereafter. The Company typically invoices and collects maintenance fees on an annual basis at the anniversary date of the license. Service and other revenue includes fees derived from the delivery of training, installation, and consulting services. Revenue from training, installation, and consulting services is recognized on a time and materials basis as the related services are performed. Deferred revenue represents amounts received by the Company in advance of performance of the maintenance obligation.

(1) Description of Business and Summary of Significant Accounting Policies (Continued)

  (n) Stock-Based Compensation

        The Company uses the intrinsic value method to account for stock-based compensation. The Company amortizes deferred stock-based compensation on an accelerated basis in accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.

  (o) Net Income Per Share

        Basic net income per share is computed using the weighted-average number of shares of common stock outstanding. Diluted net income per share is computed using the weighted-average number of shares of common stock outstanding and, when dilutive, potentially dilutive shares from restricted stock, options and warrants to purchase common stock using the treasury stock method.

  (p) Accumulated Other Comprehensive (Loss) Income

        Accumulated other comprehensive (loss) income consists entirely of cumulative translation adjustments resulting from the Company's application of its foreign currency translation policy and unrealized gains (losses) on marketable securities. The tax effects on the unrealized gains (losses) were not significant during any of the periods presented.

  (q) Segment Reporting

        Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosures about Segments of an Enterprise and Related Information establishes standards for the manner in which public companies report information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The method for determining what information to report is based on the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance. The Company's chief operating decision-maker is considered to be the Company's chief executive officer ("CEO"). The CEO reviews financial information presented on an entity level basis accompanied by disaggregated information about revenues by product type and certain information about geographic regions for purposes of making operating decisions and assessing financial performance. The entity level financial information is identical to the information presented in the accompanying statements of operations. Therefore, the Company has determined that it operates in a single operating segment: enterprise change management software.

        Geographic information

	Year Ended January 31,
	2000	2001	2002
	(In thousands)
Revenues:
North America	$63,865	$84,883	$79,629
Europe	11,542	18,726	19,012

Total	$75,407	$103,609	$98,641

        The Company operates in North America and Europe. In general, revenues are attributed to the country in which the contract originates.

	January 31,
	2001	2002
	(In thousands)
Long-lived assets:
North America	$60,674	$77,458
Europe	277	235

Total	$60,951	$77,693

        Long-lived assets consist primarily of goodwill and other intangible assets, property and equipment and other long-term assets.

        Major customers

        No customer accounted for 10% or more of consolidated revenues in fiscal 2000, 2001 or 2002.

  (r) Advertising

        Advertising costs are expensed as incurred. Advertising expense is included in sales and marketing expense and amounted to $1.3 million, $1.4 million and $1.4 million in fiscal 2000, 2001 and 2002, respectively.

  (s) Stock Splits

        In March 2000, the Company's Board of Directors authorized a 3-for-2 stock split. Share information has been retroactively restated in the accompanying consolidated financial statements to reflect the stock split for all periods presented.

  (t) Recently Issued Accounting Standards

        In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations. SFAS No. 141 specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. SFAS No. 142 supercedes APB No. 17, Intangible Assets, and will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142.

        The Company adopted the provisions of SFAS No. 141 as of July 1, 2001. The Company is required to adopt, and has adopted, SFAS No. 142 as of February 1, 2002. For goodwill resulting from business combinations prior to July 1, 2001, amortization of such goodwill continued through January 31, 2002, and ceased February 1, 2002.

        Upon adoption of SFAS No. 142, the Company is required to evaluate its existing intangible assets and goodwill that were acquired in purchase business combinations, and to make any necessary reclassifications in order to conform with the new classification criteria in SFAS No. 141 for recognition separate from goodwill. The Company will be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of its fiscal quarter ended April 30, 2002. If an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Impairment is measured as the excess of carrying value over the fair value of an intangible asset with an indefinite life. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

        SFAS No. 142 requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of February 1, 2002. The Company will then have up to six months from February 1, 2002 to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, an indication exists that the reporting unit goodwill may be impaired and the Company must perform the second step of the transitional impairment test. The second step is required to be completed as soon as possible, but no later than the end of the year of adoption. In the second step, the Company must compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which would be measured as of the date of adoption.

        The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's consolidated statement of operations.

        The effects of adopting SFAS No. 142 are currently being determined. The Company believes that some portion of the goodwill and intangible assets currently being amortized will not be amortized in the future. Amortization expense totaled $2.2 million, $5.1 million and $8.3 million in fiscal 2000, 2001 and 2002, respectively. The Company anticipates that amortization expense, on the intangible assets that will continue to be amortized in the future, will be approximately $1.1 million per fiscal quarter.

        In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of a tangible long-lived asset. SFAS No. 143 also requires an enterprise to record the contra to the initial obligation as an increase in the carrying amount of the related long-lived asset (i.e., the associated asset retirement costs) and to depreciate that cost over the remaining useful life of the asset. The amount of the asset retirement obligation is revised at the end of each period to reflect the passage of time (i.e., accretion expense) and changes in the estimated future cash flows underlying the initial fair value measurement. The Company is required to adopt SFAS No. 143 as of February 1, 2003. The Company does not expect SFAS No. 143 to have a material impact on its financial position or results of operations.

        In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-lived Assets and Assets to Be Disposed Of and certain accounting and reporting provisions of APB No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The provisions of SFAS No. 144 will be effective for fiscal years beginning after December 15, 2001, which for the Company will be fiscal 2003. The most significant changes made by SFAS No. 144 are that it: (1) removes goodwill from its scope, and therefore, eliminates the requirements of SFAS No. 121 to allocate goodwill to long-lived assets to be tested for impairment, and (2) describes a probability-weighted cash flow estimation approach to deal with situations in which an alternative course of action to recover the carrying amount of a long-lived asset is under consideration or a range is estimated for the amount of possible future cash flows. The Company is currently evaluating the provisions of SFAS No. 144 and does not expect the adoption of such statement to have a material impact on its consolidated financial position or results of operation.

(2)    Property and Equipment

        Property and equipment consisted of the following (in thousands):

	January 31,
	2001	2002
Computers and equipment	$5,200	$6,056
Furniture and fixtures	1,521	1,726
Automobiles	107	107

	6,828	7,889
Less: accumulated depreciation	3,519	4,853

	$3,309	$3,036

(3)    Goodwill and Other Intangible Assets

        Goodwill and other intangible assets consisted of the following (in thousands):

	January 31,
	2001	2002
Work-force-in-place	$739	$739
Non-compete agreement	944	944
Acquired technology	27,626	27,626
Goodwill	36,322	37,322

	65,631	66,631
Less: accumulated amortization	8,159	16,496

	$57,472	$50,135

(4)    Accrued Expenses

  (a) Total Accrued Expenses

        Total accrued expenses consisted of the following (in thousands):

	January 31,
	2001	2002
Management incentive bonuses and commissions	$4,295	$2,421
Payroll-related items	2,226	2,644
Royalties	533	475
Restructuring charges	—	1,175
Other	5,037	5,047

	$12,091	$11,762

  (b) Restructuring Charges

        On August 6, 2001, in response to the general weakening of the worldwide economy and resulting IT spending slowdown, the Company announced and began to execute its plan to reduce workforce by approximately 12% or 45 positions affecting all parts of the organization and incur costs associated with the closure of facilities. The Company has realized and expects to continue to realize cost savings going forward as a result of this reduction and other cost savings initiatives implemented. The Company's restructuring is substantially complete, and in connection with these actions, the Company recorded a restructuring charge in the third quarter of fiscal 2002 consisting principally of severance, payroll taxes and other employee benefits totaling $1.5 million and facilities closures totaling $1.0 million. The nature of the restructuring charges and the amounts paid and accrued as of January 31, 2002 are summarized as follows (in thousands):

	As of January 31, 2002
	Total	Paid	Accrued
Severance, payroll taxes and other employee benefits	$1,483	$1,135	$348
Facilities closures	875	57	818
Legal and other miscellaneous	70	61	9

Total restructuring accrual	$2,428	$1,253	$1,175

Fixed asset impairment	101

Total restructuring charges	$2,529

(5) Stockholders' Equity

  (a) Repurchase of Common Stock

        In connection with the Company's Stock Repurchase Programs, the Company repurchased 33,750 shares of its common stock for cash at an average price of $10.78 per share in fiscal 2000, and an additional 80,000 shares of its common stock for cash at an average price of $9.92 per share in fiscal 2002.

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

(5) Stockholders' Equity (Continued)

        In connection with restricted common stock issued in January 1998, the Company recorded deferred stock-based compensation of $3,681,000 representing the difference between the issuance price and the fair value of the Company's common stock at the date of issuance. An additional $158,000 and $75,000 of deferred stock-based compensation was recorded for the March 1998 issuance and fourth quarter of fiscal 1999 early exercise, respectively. There was no deferred stock-based compensation recorded in connection with the February 2000 issuance. These amounts are being amortized over the restriction period of the individual shares. Amortization of deferred stock-based compensation related to restricted common stock of $732,000, $223,000 and $135,000 was recognized in fiscal 2000, 2001 and 2002, respectively.

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

  (d) Net Income Per Share

        The following is a reconciliation of the shares used in the computation of basic and diluted net income per share (in thousands):

	Fiscal Year Ended January 31,
	2000	2001	2002
Basic net income per share—weighted average number of common shares outstanding	36,751	38,522	39,768
Effect of potentially dilutive securities outstanding—restricted stock and options	2,068	2,207	992

Shares used in diluted net income per share computation	38,819	40,729	40,760

        Options to purchase shares of common stock at a share price which is greater than the closing market price of the shares at the balance sheet date are not included in the computation of diluted earnings per share, or EPS, because the effect of their inclusion would have been anti-dilutive. For each of the years ended January 31, 2000, 2001 and 2002, 64,500, 234,500 and 603,039, respectively, of options to purchase shares of common stock at an average share price of $18.635, $40.735 and $32.734, respectively, were excluded from the computation of diluted EPS.

(6) Income Taxes

        Income taxes are as follows (in thousands):

	Fiscal Year Ended January 31,
	2000	2001	2002
Current:
Federal	$11,491	$16,815	$9,369
State	3,018	3,741	2,335
Foreign	102	242	316

	14,611	20,798	12,020

Deferred:
Federal	(2,271)	(1,941)	1,005
State	(501)	(282)	(163)

	(2,772)	(2,223)	842

Total income taxes	$11,839	$18,575	$12,862

        The Company's effective tax rate differs from the statutory federal income tax rate of 35% for fiscal 2000, 2001 and 2002, primarily due to the following (in thousands):

	Fiscal Year Ended January 31,
	2000	2001	2002
Tax expense at federal statutory rate	$9,293	$14,990	$10,980
Research and experimentation credit	(71)	(732)	(1,027)
State tax, net of federal benefit	1,328	2,273	1,412
Foreign sales corporation benefit	(149)	(317)	(310)
Nondeductible stock-based compensation	256	78	47
Nondeductible intangible asset amortization	684	866	1,280
In-process research and development	348	1,040	—
Other	150	377	480

Total income taxes	$11,839	$18,575	$12,862

        Undistributed earnings of foreign subsidiaries for which U.S. income taxes have not been provided were immaterial during the periods presented.

        The Company's net deferred tax assets are summarized as follows (in thousands):

	January 31,
	2001	2002
Deferred tax assets:
Allowance for doubtful accounts	$452	$365
Accrued expenses	2,870	1,443
State taxes	1,004	—
Deferred revenue	3,104	3,837
Other	445	189

Total deferred tax assets	7,875	5,834

Deferred tax liabilities:
Long lived assets acquired in a business combination	(2,900)	(764)
Property and equipment	(70)	(362)
State taxes	—	(283)

Total deferred tax liabilities	(2,970)	(1,409)

Net deferred tax assets	$4,905	$4,425

        In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Management believes it is likely that the deferred tax assets will be realized; accordingly, no valuation allowance has been established.

(7) Employee and Director Benefit Plans

  (a) Retirement Plan

        The Company has a defined contribution retirement plan for all eligible employees. Participants may make contributions to the plan in accordance with provisions of the plan. The Company may make discretionary contributions to the plan. For the years ended January 31, 2000, 2001, and 2002, the Company made contributions of $561,000, $711,000 and $916,000, respectively. Such contributions generally vest over six years.

  (b) Stock Option Plans

        In October 1997, the Company's Board of Directors approved the Company's 1997 Stock Option and Incentive Plan (the "Plan"). The Plan allows for grants to officers, directors and employees of the Company incentive stock options, nonqualified stock options and restricted stock. Options are generally granted for a 10-year term (5 years if the employee is more than a 10% shareholder) and generally vest over 4 years. Options are generally granted at fair market value (110% of fair market value if optionee is more than a 10% shareholder), as determined by the Board of Directors. Restricted stock may be granted pursuant to the Plan, as evidenced by agreement and determined by the Board of Directors.

        The Plan automatically terminates in September 2007. Each option and award granted under the Plan will remain in effect until such option or award has been satisfied by the issuance of shares or terminated in accordance with its terms and the terms of the Plan.

        In December 2001, the Company's Board of Directors amended the Company's 1999 Director Option Plan (the "Director Plan"). The Director Plan allows for grants to non-employee directors of the Company incentive stock options, nonqualified stock options and restricted stock. The Director Plan provides that options will be granted to non-employee directors pursuant to an automatic nondiscretionary grant mechanism. Each new non-employee director is automatically granted an option to purchase 37,500 shares of common stock at the time he or she is first elected to the Board of Directors ("First Option"). Each non-employee director will subsequently be granted an option to purchase 15,000 shares of common stock at the beginning of each fiscal year ("Subsequent Option"). Each such option will be granted at the fair market value of the common stock on the date of grant. First Options granted to non-employee directors under the 1999 Director Option Plan will become exercisable over four years, with one quarter of the shares subject to the option vesting after one year and the remaining shares vesting ratably in monthly installments thereafter. Subsequent Options vest annually on the first anniversary of the grant date.

        Stock option activity under the Plan and the Director Plan are as follows:

	Shares Available For Grant	Options Outstanding	Weighted- Average Exercise Price	Weighted Average Grant Date Fair Value Per Share
Balances as of January 31, 1999	1,153,650	1,780,911	$3.27
Authorized	—	—
Restricted stock cancelled	161,438	—
Restricted stock issued	(15,641)	—
Granted with an exercise price equal to the fair value of common stock	(576,000)	576,000	$9.64	$9.64
Cancelled	382,071	(382,071)	$5.27
Exercised	—	(127,200)	$3.27

Balance as of January 31, 2000	1,105,518	1,847,640	$4.84
Authorized	1,912,500	—
Restricted stock issued	(822,000)	—
Restricted stock repurchased	337,500	—
Granted with an exercise price equal to the fair value of common stock	(2,004,100)	2,004,100	$24.05	$24.05
Cancelled	226,519	(226,519)	$15.97
Exercised	—	(338,628)	$3.10

Balance as of January 31, 2001	755,937	3,286,593	$15.98
Authorized	3,037,500	—
Granted with an exercise price equal to the fair value of common stock	(1,119,700)	1,119,700	$20.30	$20.30
Cancelled	477,516	(477,516)	$20.79
Exercised	—	(518,780)	$6.18

Balance as of January 31, 2002	3,151,253	3,409,997	$18.04

        On February 14, 2001, the Company's board of directors approved the addition of 1,400,000 shares of the Company's common stock $.001 par value per share (the "Shares"), of which (i) 990,000 Shares were added to the Amended and Restated 1997 Stock Option and Incentive Plan, (ii) 350,000 Shares were added to the 1999 Employee Stock Purchase Plan and (iii) 60,000 Shares were added to the 1999 Director Option Plan.

        On June 1, 2001, the Company filed with the Securities and Exchange Commission a Form S-8 Registration Statement Under the Securities Act of 1933 (the "Registration Statement"). In the Registration Statement, the Company registered a total of 2,562,500 shares of the Company's common stock $.001 par value per share (the "Shares"), of which (i) 1,927,500 Shares were registered under the Amended and Restated 1997 Stock Option and Incentive Plan, (ii) 575,000 Shares were registered under the 1999 Employee Stock Purchase Plan and (iii) 60,000 Shares were registered under the 1999 Director Option Plan.

        In fiscal 2000, 2001 and 2002, there was no deferred stock-based compensation recorded with respect to options issued by the Company. However, in fiscal 2000, the repurchase of restricted common stock in May 1999 and the return to the plan of unexercised common stock options resulted in the reversal of unamortized deferred stock-based compensation of $215,000 and $11,000, respectively. Stock-based compensation expense related to options to purchase common stock of $304,000, $143,000 and $122,000 was recognized in fiscal 2000, 2001 and 2002, respectively. The following table summarizes information about stock options outstanding at January 31, 2002:

	Options Outstanding
				Options Exercisable
		Weighted Average Remaining Contractual Life
Range of Exercise Prices	Number of Shares		Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.667 - $ 0.667	47,495	5.93	$0.667	47,495	$0.667
$0.963 - $ 4.667	511,592	6.52	$3.391	361,670	$3.129
$6.000 - $17.312	465,439	8.34	$10.272	143,861	$8.201
$17.500 - $17.500	778,762	8.27	$17.500	311,796	$17.500
$17.917 - $29.687	1,164,294	9.00	$22.403	147,359	$21.530
$30.875 - $36.437	350,927	8.83	$31.841	99,839	$32.124
$40.187 - $40.187	23,791	8.63	$40.187	8,122	$40.187
$43.437 - $43.437	11,281	8.71	$43.437	4,060	$43.437
$44.953 - $44.953	20,416	8.64	$44.953	8,749	$44.953
$47.500 - $47.500	36,000	8.79	$47.500	10,496	$47.500

$0.667 - $47.500	3,409,997	8.30	$18.037	1,143,447	$13.620

        For purposes of computing pro forma net income, we estimated the fair value of each option grant and Employee Stock Purchase Plan grant on the date of grant using the Black-Scholes single option pricing model. The assumptions used to value the option grants are stated as follows:

	Fiscal Years Ended January 31,
	2000	2001	2002
Expected life of options	4.5 years	4.5 years	4.5 years
Expected life of ESPP	0.5 years	0.5 years	0.5 years
Volatility	97%	134%	116%
Risk-free interest rate	6.56%	6.2%	6.0%
Dividend yield	none	none	none

        Option grants vest over several years, and new options are generally made each year. Because of this, the pro forma amounts shown below may not be representative of the pro forma effect on reported net income in future years. Had compensation expense for the Company's stock-based compensation plans, including the restricted stock discussed in Note 5(c), been determined consistent with SFAS No. 123 using the Black-Scholes single-option pricing model, the Company's net income and net income per share (in thousands, except per share data) would have been as follows:

	Fiscal Years Ended January 31,
	2000	2001	2002
Net income:
As reported	$14,644	$24,254	$18,509
Pro forma giving effect to SFAS No. 123	$13,918	$19,048	$9,440
Basic and Diluted net income per share:
Basic—
As reported	$0.40	$0.63	$0.46
Pro forma giving effect to SFAS No. 123	$0.38	$0.49	$0.24
Diluted—
As reported	$0.38	$0.60	$0.46
Pro forma giving effect to SFAS No. 123	$0.36	$0.47	$0.23

  (c) Employee Stock Purchase Plan

        Our Employee Stock Purchase Plan allows eligible employee participants to purchase shares of our common stock at a discount through payroll deductions. Commencing with the Company's IPO in February 1999, the plan consisted initially of a twenty-four-month offering period with an initial six-month purchase period followed by an abbreviated purchase period to get purchase periods on a six-month May/November purchase period cycle thereafter. Currently, the plan consists of twelve-month offerings with two six-month purchase periods in each offering period. As of January 31, 2002, all employees participating in the plan have twelve-month offering periods. Employees purchase shares at 85% of market value at either the beginning of the offering period or the end of the purchase period, whichever price is lower. As of January 31, 2002, we had reserved 1,487,500 shares of our common stock for issuance under this plan, and approximately 1,033,360 shares remain available for future issuance.

  (d) Nonemployee Stock Warrant

        During fiscal 2002, the Company granted a fully vested stock purchase warrant to acquire 10,000 shares of common stock to a third party, contingent upon obtaining recruiting services. In July 2001, the services were performed. The Company recorded the fair value of the stock warrant of approximately $129,000 as general and administrative expense in fiscal 2002.

        The fair value of stock warrant issued to the third party was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: Expected volatility of 117%; Risk-free interest rate of 5%; Contractual life of the term of the security; and Dividend yield of zero.

(8)    Commitments and Contingencies

  (a) Leases

        The Company has noncancelable operating lease agreements for office space that expire between calendar 2002 and 2008. Minimum lease payments for the five succeeding years as of January 31, 2002, are as follows (in thousands):

Fiscal Year Ending January 31,
2003	$1,812
2004	1,426
2005	1,338
2006	1,186
2007	807
Thereafter	842

$7,411

        Rent expense was $994,000, $1,164,000 and $1,634,000 for the fiscal years ended January 31, 2000, 2001, and 2002, respectively.

  (b) Licensing and Other Agreements

        The Company has commitments under licensing agreements that provide for payments based on revenues of certain products. For the fiscal years ended January 31, 2000, 2001, and 2002, the Company's fees paid or accrued under these license agreements were $5,352,000, $2,422,000 and $583,000, respectively.

        The Company's acquisition of High Power Software, Inc. in May 2000 (see Note 9[b]) and the StarTool Asset Purchase in August 2000 (see Note 11) resulted in the elimination of certain royalty commitments under licensing arrangements.

(9)    Acquisitions

  (a) Diamond Optimum Systems, Inc.

        On June 14, 1999, the Company acquired Diamond Optimum Systems, Inc. ("Diamond"), a provider of enterprise software change management solutions (SCM) for NT and UNIX environments. The acquisition was accounted for using the purchase method of accounting, and accordingly, the results of operations of Diamond have been included in the Company's consolidated financial statements from June 14, 1999. The Company acquired all the assets and assumed all the liabilities of Diamond in exchange for cash totaling $1.75 million and the issuance of 262,500 shares of the Company's common stock valued at $8.51 per share. The transaction was valued at approximately $4.5 million.

        Acquired technology, consisting of current completed technologies at the date of acquisition valued on the premise of fair market value in continued use under the discounted cash flow approach, is being amortized over a 5 year period, the period of time the Company estimates as its economic useful life. Acquired in-process research and development, consisting of current technologies under development at the date of acquisition and valued on the premise of fair market value in continued use under the discounted cash flow approach, was expensed immediately in the second fiscal quarter ended July 31, 1999 in accordance with generally accepted accounting principles. See Note 10 for further discussion of acquired in-process research and development. Work-force-in-place, consisting principally of the Diamond development team, was valued on a replacement cost basis and was amortized over a six-month period, the period of time the Company estimated would be required to hire, train, and achieve full productivity for a replacement work force. The non-compete agreement was entered into with a Diamond officer and founder who continued with the combined company. The non-compete agreement was valued based on his anticipated salary and benefits for the period of the agreement and was amortized over the two-year term of the agreement. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired and deferred tax liabilities assumed and was originally scheduled to be amortized on the basis of 7 years life.

  (b) High Power Software, Inc.

        On May 1, 2000, the Company acquired High Power Software, Inc. ("HPS"). HPS shared ownership rights in the Company's ChangeMan SSM (formerly, Detect+Resolve Mainframe) technology. The acquisition was accounted for using the purchase method of accounting, and accordingly, the results of operations of HPS are included in the Company's consolidated financial statements from May 1, 2000. The Company acquired all the assets and assumed all the liabilities of HPS in exchange for cash of approximately $1.4 million and the issuance of 91,954 shares of the Company's common stock valued at $19.97 per share. The transaction was valued at approximately $3.3 million.

        Acquired technology, consisting of current completed technologies at the date of acquisition and valued on the premise of fair market value in continued use under the discounted cash flow approach, will be amortized over a five-year period, the period of time the Company estimates as its economic useful life. Acquired in-process research and development, consisting of current technologies under development at the date of acquisition and valued on the premise of fair market value in continued use under the discounted cash flow approach, was expensed immediately in the second fiscal quarter ended July 31, 2000 in accordance with generally accepted accounting principles. See Note 10 for further discussion of acquired in-process research and development. Work-force-in-place, consisting principally of the HPS development team, was valued on a replacement cost basis and was amortized over a six-month period, the period of time the Company estimated would be required to hire, train, and achieve full productivity for a replacement work force. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired and was originally scheduled to be amortized on the basis of 7 years life.

  (c) UltiMIS Corporation

        On September 18, 2000, the Company acquired UltiMIS Corporation ("UltiMIS"), a provider of data center performance and programmer productivity software products which provided the Company an integrated suite of products for file and data management, fault diagnostics, application performance monitoring, testing and debugging. The acquisition was accounted for using the purchase method of accounting, and accordingly, the results of operations of UltiMIS are included in the Company's consolidated financial statements from September 18, 2000.

        The Company acquired all the assets and assumed all the liabilities of UltiMIS in exchange for cash of approximately $7.7 million and the issuance of 173,758 shares of the Company's common stock valued at $43.35 per share. The transaction was originally valued at approximately $15.3 million. In the third quarter of fiscal 2002, upon the first anniversary of the UltiMIS acquisition, the Company accrued additional contingent consideration totaling $1 million in connection with the earnout agreement. This contingent consideration was recorded as goodwill and is in addition to the goodwill and total consideration amounts noted above.

        Acquired technology, consisting of current completed technologies at the date of acquisition and valued on the premise of fair market value in continued use under the discounted cash flow approach, is amortized over a five-year period, the period of time the Company estimates as its economic useful life. Acquired in-process research and development, consisting of current technologies under development at the date of acquisition and valued on the premise of fair market value in continued use under the discounted cash flow approach, was expensed immediately in the third fiscal quarter ended October 31, 2000 in accordance with generally accepted accounting principles. See Note 10 for further discussion of acquired in-process research and development. Work-force-in-place, consisting principally of the UltiMIS development team, was valued on a replacement cost basis and was amortized over a six-month period, the period of time the Company estimated would be required to hire, train, and achieve full productivity for a replacement work force. The non-compete agreements were entered into with the two UltiMIS officers and founders. The non-compete agreements were valued based on the estimated amount of business that might be lost if these two principals were competing against the Company over the period of the agreements, and they are being amortized over the two-year term of the agreements. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired and was originally scheduled to be amortized on the basis of 7 years life.

  (d) Summary of the Purchase Price Allocation

        The allocation of the total consideration made for each acquisition is as follows (in thousands):

	Diamond	High Power Software	UltiMIS Corporation
Tangible assets	$358	$6	$573
Assumed liabilities	—	(173)	(1,310)
Acquired technology	1,917	1,894	2,800
Acquired in-process research and development	993	491	2,481
Work-force-in-place	179	49	211
Non-compete agreements	228	—	516
Deferred tax liability	(844)	(855)	(1,552)
Goodwill	1,630	1,907	12,613

Total consideration	$4,461	$3,319	$16,332

        The Company has adopted SFAS No. 142, Goodwill and Other Intangibles, effective February 1, 2002. Accordingly, with the commencement of fiscal 2003, the Company will no longer amortize goodwill to income but instead will review goodwill for impairment. (See Footnote 1[f], "Goodwill and Other Intangible Assets" and "Effect of Recent Accounting Pronouncements" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" elsewhere in this report.)

        With respect to the Diamond, HPS and UltiMIS acquisitions, pro forma financial information giving effect to each acquisition as if it had occurred at the beginning of the periods presented would not have been materially different than the Company's historical operating results.

(10)    Acquired In-process Research and Development

        As a result of the Company's acquisitions of Diamond on June 14, 1999, HPS on May 1, 2000 and UltiMIS on September 18, 2000, the Company recorded acquired in-process research and development totaling $992,000, $491,000 and $2,481,000, respectively. For all transactions, the premise of value was fair market value in continued use.

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

Schedule I

Independent Auditors' Report on Financial Statement Schedule

The Board of Directors and Stockholders
SERENA Software, Inc.:

        Under date of February 22, 2002, we reported on the consolidated balance sheets of SERENA Software, Inc. and subsidiaries as of January 31, 2002 and 2001, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended January 31, 2002, which are included in the January 31, 2002 annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule in the January 31, 2002 annual report on Form 10-K. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

        In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ KPMG LLP
San Francisco, California February 22, 2002

S-1

Schedule II

SERENA SOFTWARE, INC.
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at Beginning of Period	Additions- Charges to Costs and Expenses	(a) Deductions Write-offs	Balance at End of Period
Year Ended January 31, 2000:
Allowance for doubtful accounts	$311	$685	$(13)	$983
Year Ended January 31, 2001:
Allowance for doubtful accounts	$983	$975	$(886)	$1,072
Year Ended January 31, 2002
Allowance for doubtful accounts	$1,072	$1,108	$(1,334)	$846

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
FINANCIAL STATEMENTS
SUPPLEMENTARY DATA
  Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Management and Certain Beneficial Owners
  Item 13. Certain Relationships and Related Transactions
PART IV
  Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES
SERENA Software, Inc. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Independent Auditors' Report
SERENA SOFTWARE, INC. Consolidated Balance Sheets (in thousands, except share data)
SERENA SOFTWARE, INC. Consolidated Statements of Income and Comprehensive Income (in thousands, except per share data)
SERENA SOFTWARE, INC. Consolidated Statements of Stockholders' Equity (In thousands, except share data)
SERENA SOFTWARE, INC. Consolidated Statements of Cash Flows (In thousands)
SERENA SOFTWARE, INC. Notes to Consolidated Financial Statements Fiscal Years Ended January 31, 2000, 2001, 2002
  Schedule I
Independent Auditors' Report on Financial Statement Schedule
  Schedule II
SERENA SOFTWARE, INC. VALUATION AND QUALIFYING ACCOUNTS (in thousands)