Form 10-Q
period 2002-04-30
SERENA SOFTWARE INC
filed 2002-06-14
CIK 1073967

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO                             TO

COMMISSION FILE NO. 000-25285

SERENA SOFTWARE, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	94-2669809 (I.R.S. Employer Identification No.)

2755 CAMPUS DRIVE, 3RD FLOOR, SAN MATEO, CALIFORNIA 94403-2538
(Address of principal executive offices, including zip code)

650-522-6600
(Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        The number of shares of the registrant's Common Stock, par value $0.001, outstanding as of May 31, 2002 was 40,395,879.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SERENA SOFTWARE, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	April 30, 2002	January 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$78,501	$85,954
Short-term investments	45,302	46,640
Accounts receivable, net of allowance of $825 and $846 at April 30 and January 31, 2002, respectively	14,023	14,111
Deferred taxes	5,834	5,834
Prepaid expenses and other current assets	1,556	838

Total current assets	145,216	153,377
Long-term investments	42,610	24,321
Property and equipment, net	3,502	3,036
Goodwill and other intangible assets, net	50,565	50,135
Other assets	280	201

TOTAL ASSETS	$242,173	$231,070

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,168	$710
Income taxes payable	4,645	1,650
Accrued expenses	13,296	11,762
Deferred revenue	23,574	21,877

Total current liabilities	42,683	35,999
Deferred revenue, net of current portion	8,445	8,886
Deferred taxes	1,409	1,409

Total liabilities	52,537	46,294

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 90,000,000 shares authorized; 40,320,728 and 40,274,214 shares issued and outstanding at April 30 and January 31, 2002, respectively	40	40
Additional paid-in capital	123,661	123,517
Deferred stock-based compensation	(12)	(23)
Notes receivable from stockholders	(10,516)	(10,350)
Accumulated other comprehensive (loss) income	(99)	21
Retained earnings	76,562	71,571

Total stockholders' equity	189,636	184,776

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$242,173	$231,070

See accompanying notes to condensed consolidated financial statements.

SERENA SOFTWARE, INC.
Condensed Consolidated Statements of Income and Comprehensive Income
For the Three Months Ended April 30, 2002 and 2001
(In thousands, except per share data)
(Unaudited)

	Three Months Ended April 30,
	2002	2001
Revenue:
Software licenses	$9,651	$14,543
Maintenance	10,775	10,455
Professional services	1,620	2,495

Total revenue	22,046	27,493

Cost of revenue:
Software licenses	250	123
Maintenance	1,371	1,421
Professional services	1,422	2,095

Total cost of revenue	3,043	3,639

Gross profit	19,003	23,854

Operating expenses:
Sales and marketing	6,364	8,124
Research and development	2,920	3,639
General and administrative	1,709	1,508
Stock-based compensation	11	76
Amortization of goodwill and other intangible assets	1,146	2,122

Total operating expenses	12,150	15,469

Operating income	6,853	8,385
Interest and other income, net	1,197	1,651

Income before income taxes	8,050	10,036
Income taxes	3,059	4,115

Net income	$4,991	$5,921

Comprehensive income:
Net income	$4,991	$5,921
Other comprehensive (loss) income:
Foreign currency translation adjustment	(20)	110
Unrealized (loss) gain on marketable securities	(100)	82

Other comprehensive (loss) income	(120)	192

Total comprehensive income	$4,871	$6,113

Net income per share:
Basic	$0.12	$0.15

Diluted	$0.12	$0.15

Weighted average shares used in per share calculations:
Basic	40,168	39,371

Diluted	40,661	40,462

See accompanying notes to condensed consolidated financial statements.

SERENA SOFTWARE, INC.
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended April 30, 2002 and 2001
(In thousands)
(Unaudited)

	Three Months Ended April 30,
	2002	2001
Cash flows from operating activities:
Net income	$4,991	$5,921
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	313	382
Provision (release) in allowance for bad debts	200	(110)
Loss (gain) on disposal of property and equipment	4	(1)
Accrued interest on notes receivable from stockholders, net of cash received	(166)	24
Amortization of deferred stock-based compensation	11	76
Amortization of intangible assets, including goodwill in 2001	1,146	2,122
Changes in operating assets and liabilities:
Accounts receivable	(6)	(250)
Prepaid expenses and other assets	(904)	42
Accounts payable	455	(329)
Income taxes payable	2,989	1,257
Accrued expenses	90	782
Deferred revenue	1,136	—

Net cash provided by operating activities	10,259	9,916

Cash flows used in investing activities:
Purchases of property and equipment	(782)	(738)
Purchases of short-term and long-term investments	(17,053)	(4,585)

Net cash used in investing activities	(17,835)	(5,323)

Cash flows from financing activities:
Exercise of stock options under the employee stock option plan	143	412
Payment of principal on notes receivable from stockholders	—	1,032

Net cash provided by financing activities	143	1,444

Effect of exchange rate changes on cash	(20)	110

Net (decrease) increase in cash and cash equivalents	(7,453)	6,147
Cash and cash equivalents at beginning of period	85,954	85,179

Cash and cash equivalents at end of period	$78,501	$91,326

Supplemental disclosures of cash flow information:
Income taxes paid	$374	$2,853

Non-cash investing and financing activity:
Unrealized (loss) gain on marketable securities	$(100)	$82

Contingent consideration accrued for the UltiMIS acquisition	$1,575	$—

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

        The accompanying unaudited condensed consolidated financial statements have been prepared on substantially the same basis as the audited consolidated financial statements, and in the opinion of management include all adjustments, consisting only of normal recurring adjustments, except as otherwise noted, necessary for their fair presentation. These unaudited condensed consolidated financial statements and the notes thereto have been prepared in accordance with the Instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all disclosures required by accounting principles generally accepted in the United States of America and Regulation S-X for annual financial statements. For these additional disclosures, readers should refer to the Company's annual report on Form 10-K for the fiscal year ended January 31, 2002. The interim results presented are not necessarily indicative of results for any subsequent quarter or for the fiscal year ending January 31, 2003.

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

        The following is a reconciliation of the shares used in the computation of basic and diluted net income per share:

	Three Months Ended April 30,
	2002	2001
	(in thousands)
Basic net income per share-weighted average number of common shares outstanding	40,168	39,371
Effect of potentially dilutive securities outstanding-restricted stock and options	493	1,091

Shares used in diluted net income per share computation	40,661	40,462

        Options to purchase shares of common stock at a share price which is greater than the closing market price of the shares at the balance sheet date are not included in the computation of diluted earnings per share because the effect of their inclusion would be anti-dilutive. For each of the periods ended April 30, 2002 and 2001, 3,302,587 and 1,584,634, respectively, of options to purchase shares of common stock at an average share price of $21.01 and $26.51, respectively, were excluded from the computation of diluted EPS.

(2) Recent Accounting Pronouncements

        In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations. SFAS No. 141 specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. The Company adopted the provisions of SFAS No. 141 as of July 1, 2001.

        In July 2001, the FASB approved the issuance of SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 provides guidance on how to account for goodwill and certain intangible assets after an acquisition is completed. The most substantive change is that goodwill and other indefinite life intangible assets can no longer be amortized but instead should be periodically tested for impairment. This statement applies to existing goodwill and intangible assets beginning with fiscal years starting after December 15, 2001. The Company reevaluated its intangible asset lives and no adjustment to any of the useful lives was determined to be necessary. In accordance with Statement No. 142, the Company intends to complete a transitional goodwill impairment test by July 31, 2002. Going forward, the annual impairment test required by SFAS No. 142 will be performed in the fourth fiscal quarter. No reclassification of intangible assets apart from goodwill was necessary as a result of the adoption of Statement No. 142. We have also stopped the amortization of approximately $29.2 million of goodwill beginning February 1, 2002. This reduction in amortization effective February 1, 2002 may affect the comparability of current period results of operations with prior periods. The following table discloses what reported net income and basic and diluted earnings per share would have been in all periods presented exclusive of amortization expense (including tax related effects, reported in U.S. dollars in thousands, except for per share amounts):

	Three Months Ended April 30,
	2002	2001
Net Income:
Reported net income	$4,991	$5,921
Add back: Goodwill and work-force-in-place amortization, net of tax	—	948

Adjusted net income	$4,991	$6,869

Basic earnings per share:
Reported basic earnings per share	$0.12	$0.15
Add back: Goodwill and work-force-in-place amortization, net of tax	—	0.02

Adjusted basic earnings per share	$0.12	$0.17

Diluted earnings per share:
Reported diluted earnings per share	$0.12	$0.15
Add back: Goodwill and work-force-in-place amortization, net of tax	—	0.02

Adjusted diluted earnings per share	$0.12	$0.17

        The following table details the change in goodwill and work-force-in-place (U.S. dollars in thousands):

Balance as of January 31, 2002	$29,166
Contingent consideration accrued for the UltiMIS acquisition	1,575

Balance as of April 30, 2002	$30,741

        Intangible assets subject to amortization, net, consisted of the following (U.S. dollars in thousands):

	Useful Life	As of April 30, 2002	As of January 31, 2002
Acquired technology	5 to 7 years	$27,626	$27,626
Non-compete agreements	1 year or less	944	944

		28,570	28,570
Less: accumulated amortization		8,746	7,600

		$19,824	$20,970

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

        In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-lived Assets and Assets to Be Disposed Of and certain accounting and reporting provisions of APB No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The provisions of SFAS No. 144 will be effective for fiscal years beginning after December 15, 2001, which for the Company is the current fiscal year ending January 31, 2003. The most significant changes made by SFAS No. 144 are that it: (1) removes goodwill from its scope, and therefore, eliminates the requirements of SFAS No. 121 to allocate goodwill to long-lived assets to be tested for impairment, and (2) describes a probability-weighted cash flow estimation approach to deal with situations in which an alternative course of action to recover the carrying amount of a long-lived asset is under consideration or a range is estimated for the amount of possible future cash flows. The implementation of SFAS No. 144 did not have a material impact on the Company's consolidated financial position or results of operation.

(3) Restructuring Costs

        On August 6, 2001, in response to the general weakening of the worldwide economy and resulting IT spending slowdown, the Company announced and began to execute its plan to reduce workforce by approximately 12% or 45 positions affecting all parts of the organization and incur costs associated with the closure of facilities. The Company has realized and expects to continue to realize cost savings going forward as a result of this reduction and other cost savings initiatives implemented. The Company's reduction in work force and closure of facilities are substantially complete, and in connection with these actions, the Company recorded a restructuring charge in the third quarter of fiscal 2002 consisting principally of severance, payroll taxes and other employee benefits totaling $1.5 million and facilities closures totaling $1.0 million. The nature of the restructuring charges and the amounts paid through and accrued as of April 30, 2002 are summarized as follows:

	Total	Paid	Accrued as of April 30, 2002
	(in 000's)	(in 000's)	(in 000's)
Severance, payroll taxes and other employee benefits	$1,483	$1,135	$348
Facilities closures	875	216	659
Legal and other miscellaneous	70	61	9

Total restructuring accrual	2,428	$1,412	$1,016

Fixed asset impairment	101

Total restructuring charges	$2,529

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        This report contains forward-looking statements under the Private Securities Reform Act of 1995. Certain statements under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report are "forward-looking statements." These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements contained in this report that are not historical facts. When used in this report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors discussed under "Factors That May Affect Future Results" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in, or incorporated by reference into, this report. Factors that could cause or contribute to such differences include but are not limited to, our reliance on our mainframe products for revenue; the percentage of license revenue typically closed at the end of each quarter making estimation of operating results prior to the end of the quarter extremely uncertain; weak economic conditions world-wide which may continue to affect the overall demand for software and services, which could result in decreased revenues or lower revenue growth rates; changes in revenue mix and seasonality; our ability to deliver our products on the distributed systems platform; dependence on revenues from our installed base; continued demand for additional mainframe MIPS capacity; expansion of our professional services and international organizations; and our ability to manage our growth. We assume no obligation to update the forward-looking information contained in this report. It is important that the discussion below be read together with the attached condensed consolidated financial statements and notes thereto, with the discussion of such risks and uncertainties and with the audited financial statements and notes thereto, and the "Management's Discussion and Analysis of Financial Condition and Results of Operations," contained in the Company's Form 10-K for fiscal 2002.

Overview

        SERENA Software, Inc. is an industry leading provider of software infrastructure products and consulting best practices that automate enterprise software and Web content changes. SERENA's Enterprise Change Management ("ECM") strategy manages the Software Change Management ("SCM") process throughout the entire application development lifecycle across multiple platforms-from the mainframe to the Web.

        In the most recent completed fiscal year ended January 31, 2002 and the first fiscal quarter of 2003 ending April 30, 2002, SERENA experienced for the first time a decrease in total annual revenue as total revenues were $98.6 million in fiscal 2002, versus $103.6 million in fiscal 2001 and $22.0 million in the first quarter of fiscal 2003 versus $27.5 million in the first quarter of fiscal 2002. The overall demand for the Company's software depends in large part on general and economic business conditions. The recent general weakening of the worldwide economy and resulting slowdown in IT spending contributed to the overall decrease in total revenues.

        Prior to fiscal 2002, SERENA had grown rapidly as total revenue increased incrementally from $32.1 million in fiscal 1998 to $103.6 million in fiscal 2001. The growth in total revenue has been primarily attributable to increased demand for our mainframe products, and to a lesser extent beginning in the second half of fiscal 2000, the introduction of our distributed systems products, primarily ChangeMan DS, into the marketplace. In general, demand had been increasing as a result of greater awareness of and need for automated third party ECM solutions. We derive our revenue from software licenses, maintenance and professional services.

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

        Impairment or Disposal of Long-Lived Assets.    The Company evaluates its long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. If an asset is to be disposed of, it is reported at the lower of the carrying amount or fair value less costs to sell. To date, there has been no significant impairment of long-lived assets.

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

Results of Operations

        References to the dollar and percentage increases or decreases set forth below in this discussion and analysis of SERENA's results of operations are derived from comparisons between SERENA's condensed consolidated statements of income and comprehensive income for the three month period ended April 30, 2002 to the condensed consolidated statements of income and comprehensive income for the three month period ended April 30, 2001.

        The following table sets forth our results of operations expressed as a percentage of total revenue. These operating results for the periods presented are not necessarily indicative of the results for the full fiscal year or any other period.

	Percentage of Revenue Three Months Ended April 30,
	2002	2001
Revenue:
Software licenses	44%	53%
Maintenance	49%	38%
Professional services	7%	9%

TOTAL REVENUE	100%	100%

Cost of revenue:
Software licenses	1%	—
Maintenance	6%	5%
Professional services	7%	8%

TOTAL COST OF REVENUE	14%	13%

GROSS PROFIT	86%	87%

Operating expenses:
Sales and marketing	29%	30%
Research and development	13%	13%
General and administrative	8%	5%
Stock-based compensation	—	—
Amortization of goodwill and other intangible assets	5%	8%

TOTAL OPERATING EXPENSES	55%	56%

OPERATING INCOME	31%	31%
Interest and other income, net	6%	6%

Income before income taxes	37%	37%
Income taxes	14%	15%

NET INCOME	23%	22%

Revenue

        We derive revenue from software licenses, maintenance and professional services. Our total revenue decreased $5.4 million or 20% to $22.1 million in the current fiscal quarter ended April 30, 2002 from $27.5 million in the same quarter a year ago. A large StarTool transaction with one customer caused our international revenues to account for 31% of total revenues in the first quarter of fiscal 2003 versus 24% in the first quarter a year ago. This single customer accounted for 20% of total revenue in the first quarter of fiscal 2003. No single customer accounted for 10% or more of total revenue in the same quarter a year ago.

        Software Licenses.    Software licenses revenue as a percentage of total revenue was 44% in the current fiscal quarter ended April 30, 2002 as compared to 53% in the same quarter a year ago. Software licenses revenue decreased $4.9 million or 34% to $9.7 million in the current fiscal quarter from $14.5 million in the same quarter a year ago. The dollar decrease is generally attributed to a slowdown in IT spending across all products as a result of the weak economic conditions in the U.S. and abroad and, to a lesser extent, sales execution delays and customers negotiating more aggressively on price and terms. In particular, sales of our ChangeMan ZMF, ChangeMan DS and Comparex products continue to make up a significant portion of our total software licenses revenue. Combined, they accounted for $5.8 million and $9.8 million in the first quarter of fiscal 2003 and the same quarter a year ago, representing 60% and 67% of total software licenses revenue, respectively. Sales of our distributed systems products, predominantly ChangeMan DS, accounted for $1.1 million or 11% of total software licenses revenue in the current fiscal quarter ended April 30, 2002 as compared to $2.5 million or 17% in the same quarter a year ago. The Company expects that its distributed systems revenues as a percentage of software licenses revenue will increase, and that ChangeMan ZMF, ChangeMan DS and Comparex will continue to account for a substantial portion of software licenses revenue in the future. We may experience a decrease or little growth in license revenue in the near term. A large StarTool transaction with one customer caused our StarTool products to account for 35% of total licenses revenue in the first quarter of fiscal 2003 versus 25% in the first quarter a year ago.

        Maintenance.    Maintenance revenue as a percentage of total revenue was 49% in the current fiscal quarter ended April 30, 2002 as compared to 38% in the same quarter a year ago. Maintenance revenue increased $0.3 million or 3% to $10.8 million in the current fiscal quarter from $10.5 million in the same quarter a year ago. The dollar increase reflects growth in installed software licenses base, as new licenses generally include one year of maintenance, renewals of maintenance agreements by existing customers and, to a lesser extent, maintenance price increases; all partially offset by some cancellations in Comparex maintenance contracts when the general weakening of the economy in the U.S. and abroad caused some customers to reevaluate and restrict IT spending. Maintenance revenue as a percentage of total revenue increased in the current fiscal quarter ended April 30, 2002, when compared to the same quarter a year ago, as a result of reduced license revenues resulting from the general weakening of the economy and slowdown in IT spending which began predominantly in the second quarter of fiscal 2002.

        Professional Services.    Professional services revenue as a percentage of total revenue was 7% in the current fiscal quarter ended April 30, 2002 as compared to 9% in the same quarter a year ago. Professional services revenue decreased $0.9 million or 35% to $1.6 million in the current fiscal quarter from $2.5 million in the same quarter a year ago. The dollar decrease is predominantly the result of a weak U.S. economy which generated declining license revenues and therefore fewer consulting opportunities and the deferral of existing consulting projects.

Cost of Revenue

        Cost of revenue, which consists of cost of software licenses, cost of maintenance and cost of professional services, was 14% of total revenue in the current fiscal quarter ended April 30, 2002 as compared to 13% in the same quarter a year ago. Cost of revenue decreased $0.6 million or 16% to $3.0 million in the current fiscal quarter from $3.6 million in the same quarter a year ago. As a percentage of total revenue, cost of revenue has increased as margin improvements in maintenance have been more than offset by margin declines in software licenses and professional services.

        Software Licenses.    Cost of software licenses consists principally of fees associated with our StarTool FDM products and, to a lesser extent, fees associated with integrating third party technology into our ChangeMan DS, ChangeMan ALM and ChangeMan ECP distributed systems products. Cost of software licenses as a percentage of total software licenses revenue was 3% in the current fiscal quarter ended April 30, 2002 as compared to 1% in the same quarter a year ago. Cost of software licenses increased $0.1 million or 104% to $0.2 million in the current fiscal quarter from $0.1 million in the same quarter a year ago. In both percentage and absolute dollar terms, the increase is primarily due to increases in fees associated with our StarTool FDM products and, to a lesser extent, fees associated with integrating third party technology into our distributed systems products.

        Maintenance.    Cost of maintenance consists primarily of salaries, bonuses and other costs associated with our customer support organizations. Cost of maintenance as a percentage of total maintenance revenue was 13% in the current fiscal quarter ended April 30, 2002 as compared to 14% in the same quarter a year ago. Cost of maintenance remained relatively unchanged at $1.4 million in both the current fiscal quarter and the same quarter a year ago. The decrease in cost of maintenance as a percentage of total maintenance revenue is primarily attributable to growth in maintenance revenue coupled with a slight decline in expenses associated with our customer support organizations.

        Professional Services.    Cost of professional services consists of salaries, bonuses and other costs associated with supporting our professional services organization. Cost of professional services as a percentage of total professional services revenue was 88% in the current fiscal quarter ended April 30, 2002 as compared to 84% in the same quarter a year ago. Cost of professional services decreased $0.7 million or 32% to $1.4 million in the current fiscal quarter from $2.1 million in the same quarter a year ago. As a percentage of total professional services revenues, the increase is predominantly due to the rate of decrease in expenses associated with our professional services organization, including other infrastructure costs needed to support the professional services revenue, being less than rate of decrease in professional services revenue. The decrease in absolute dollars is attributable to cost savings initiatives put in place as part of the Company's restructuring plans announced early in the third fiscal quarter of 2002.

Operating Expenses

        Sales and Marketing.    Sales and marketing expenses consist primarily of salaries, commissions and bonuses, payroll taxes, and employee benefits as well as travel, entertainment and marketing expenses. Sales and marketing expenses as a percentage of total revenue were 29% in the current fiscal quarter ended April 30, 2002 as compared to 30% in the same quarter a year ago. Sales and marketing expenses decreased $1.8 million or 22% to $6.4 million in the current fiscal quarter from $8.2 million in the same quarter a year ago. As a percentage of total revenue and in absolute dollar terms, the decrease is attributable to cost savings initiatives put in place as part of the Company's restructuring plans announced early in the third fiscal quarter of 2002.

        Research and Development.    Research and development expenses consist primarily of salaries, bonuses, payroll taxes, and employee benefits and costs attributable to research and development activities. Research and development expenses as a percentage of total revenue were 13% in both the current fiscal quarter ended April 30, 2002 and the same quarter a year ago. Research and development expenses decreased $0.7 million or 20% to $2.9 million in the current fiscal quarter from $3.6 million in the same quarter a year ago. In absolute dollar terms, the decrease is primarily attributable to cost savings initiatives put in place as part of the Company's restructuring plans announced early in the third fiscal quarter of 2002, partially offset by the continued expansion of our research and development efforts to enhance existing products and develop our distributed systems products.

        General and Administrative.    General and administrative expenses consist primarily of salaries, bonuses, payroll taxes, and benefits and certain non-allocable administrative costs, including legal and accounting fees and bad debts. General and administrative expenses as a percentage of total revenue were 8% in the current fiscal quarter as compared to 5% in the same quarter a year ago. General and administrative expenses increased $0.2 million or 13% to $1.7 million in the current fiscal quarter from

$1.5 million in the same quarter a year ago. In absolute dollars and as a percentage of total revenue, the increases are predominantly the result of increases in infrastructure and insurance costs as well as the decrease in total revenues, all partially offset by efficiency gains and cost controls put in place as part of the Company's restructuring plans announced early in the third fiscal quarter of 2002.

        Amortization of Goodwill and Other Intangible Assets.    In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangibles, which the Company has adopted effective February 1, 2002. Accordingly, with the commencement of fiscal 2003, the Company no longer amortizes goodwill but instead reviews goodwill for impairment annually. On a prospective basis, we expect amortization expense for our intangible assets with finite lives to be approximately $1.1 million per quarter through fiscal 2004. These intangible assets will be fully amortized by the end of fiscal 2008. Of the total intangible assets, $1.1 million was amortized in the current fiscal quarter ended April 30, 2002 as compared to $2.1 million in the same quarter a year ago. The year ago quarter includes amortization of goodwill and identifiable assets with indefinite lives that is now not being amortized under SFAS 142.

Interest and Other Income, net

        Interest and Other Income, net.    Interest and other income, net decreased $0.5 million or 27% to $1.2 million in the current fiscal quarter ended April 30, 2002 from $1.7 million in the same quarter a year ago. The dollar decrease in interest and other income, net is generally due to reduced market interest rates, partially offset by increases in balances on interest-bearing accounts, such as cash and cash equivalents, and both short and long-term investments, resulting from accumulation of earnings.

Income Taxes

        Income Taxes.    Income taxes in absolute dollars were $3.1 million based on an effective tax rate of 38% in the fiscal quarter ended April 30, 2002. This compares with income taxes of $4.1 million based on an effective tax rate of 41% in the same fiscal quarter a year ago. The decrease in the effective tax rate from April 30, 2001 to April 30, 2002 is primarily due to a projected decrease in nondeductible charges resulting from the elimination of goodwill amortization which became effective upon the Company's adoption of SFAS No. 142 on February 1, 2002. The decrease in income taxes in absolute dollars from April 30, 2001 to April 30, 2002 is due to the decrease in the effective tax rate from the year ago quarter combined with a decrease in taxable income from the year ago quarter.

Liquidity and Capital Resources

        Since SERENA's inception, we have financed our operations and met our capital requirements through cash flows from operations. As of April 30, 2002, SERENA had $78.5 million in cash and cash equivalents and an additional $45.3 million and $42.6 million in short and long-term investments, respectively, consisting principally of high grade commercial paper, certificates of deposit, and short and long-term bonds. Cash flows provided by operating activities were $10.3 million and $9.9 million in the current fiscal quarter ended April 30, 2002 and the same quarter a year ago, respectively. In the current fiscal quarter, SERENA's cash flows provided by operating activities exceeded net income principally due to an increase in income taxes payable, the inclusion of non-cash expenses in net income and cash collections in advance of revenue recognition for maintenance contracts; all partially offset by an increase in prepaid expenses and other assets. In the same quarter a year ago, SERENA's cash flows provided by operating activities exceeded net income principally due to the inclusion of non-cash expenses in net income and an increase in income taxes payable; all partially offset by a decrease in income taxes payable and an increase in accounts receivable. In both the current fiscal quarter and the same quarter a year ago, cash used in investing activities were related to the net purchase of short and long-term investments totaling $17.1 million and $4.6 million, respectively, and to a lesser extent, purchases of computer equipment and office furniture and equipment totaling $0.8 million and $0.7 million, respectively. In the current fiscal quarter, cash flows from financing activities were entirely related to the exercise of stock options under the employee stock option plan totaling $0.1 million. In the same quarter a year ago, cash flows from financing activities were predominantly related to payment of principal on notes receivable from stockholders totaling $1.0 million and, to a lesser extent, the exercise of stock options under the employee stock option plan totaling $0.4 million.

        At April 30, 2002, the Company did not have any material commitments for capital expenditures and had no revolving credit agreements or other term loan agreements with any banks or other financial institutions.

        At April 30, 2002, the Company had working capital of $102.5 million, trade accounts receivable, net of allowances, of $14.0 million and total deferred revenues of $32.0 million.

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

        Because we do not know when, or if, our potential customers will place orders and finalize contracts, we cannot accurately predict our revenue and operating results for future quarters. In addition, as a result of the economic slowdown worldwide, a number of customers have delayed discretionary spending for software and hardware which has reduced our revenue. Additionally, sales cycles beginning in fiscal 2002 lengthened as customers delayed decisions to purchase our products and increase capacity on mainframe computers. Historically, a majority of our revenue has been attributable to the licenses of our mainframe software products. Changes in the mix of software products and services sold by us, including the mix between higher margin software products and lower margin maintenance and services, could materially affect our operating results for future quarters.

Economic Conditions Could Adversely Affect Our Revenue Growth and Ability to Forecast Revenue

        The revenue growth and profitability of our business depends on the overall demand for application software and services. Because our sales are primarily to major corporate customers, our business also depends on general economic and business conditions. The general weakening of the worldwide economy has caused the Company to experience a decrease in revenues and revenue growth rates of its software licenses. A softening of demand for computer software caused by a continued weakening of the economy, domestically or internationally, may result in a continued decrease in revenues and revenue growth rates.

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

Our Future Revenue Is Substantially Dependent Upon Our Installed Customers Renewing Maintenance Agreements for Our Products and Licensing or Upgrading Additional SERENA ECM Products; Our Future Professional Service and Maintenance Revenue Is Dependent on Future Sales of Our Software Products

        We depend on our installed customer base for future revenues from maintenance renewal fees and licenses or upgrades of additional ECM products. If our customers do not purchase additional products, upgrade existing products or cancel or fail to renew their maintenance agreements, this could materially adversely affect our business and future quarterly and annual operating results. The terms of our standard license arrangements provide for a one-time license fee and a prepayment of one year of software maintenance and support fees. The maintenance agreements are renewable annually at the option of the customers and there are no minimum payment obligations or obligations to license additional software. Therefore, our current customers may not necessarily generate significant maintenance revenue in future periods. In addition, our customers may not necessarily purchase additional products, upgrades or professional services. Our professional service revenue and maintenance revenue are also dependent upon the continued use of these services by our installed customer base. Any downturn in our software license revenue would have a negative impact on the growth of our professional service revenue and maintenance revenue in future quarters.

We Have Relied and Expect to Continue to Rely on Sales of Our Mainframe Products for Our Revenue

        Historically, the majority of our software license revenue has resulted from the sale of our mainframe products. Any factors adversely affecting the pricing of, demand for or market acceptance of our mainframe products, such as competition or technological change, could materially adversely affect our business and quarterly and annual operating results. In particular, ChangeMan ZMF and Comparex, two of our mainframe products, have been responsible for a substantial majority of our revenue. In the current fiscal quarter ended April 30, 2002, sales of ChangeMan ZMF and Comparex together accounted for approximately 51% of our total software licenses revenue. We expect that these products will continue to account for a large portion of our software licenses revenue for the foreseeable future. Our future operating results depend on the continued market acceptance of our mainframe products, including future enhancements.

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

Our Introduction of SERENA ECM Products for Distributed Systems May Not Be Successful

        We introduced our ChangeMan DS product in fiscal 2000, our ChangeMan ALM and ChangeMan ECP products in fiscal 2001, our ChangeMan WCM product in the first quarter of fiscal 2002 and our ChangeMan ZDD product in the first quarter of fiscal 2003. We are currently developing new products and enhancing our product suite to support additional distributed systems platforms. If we do not successfully develop, market, sell and support our distributed systems products, this would materially adversely affect our business and our future quarterly and annual operating results. Historically, the majority of our products have been designed for the mainframe platform, and the majority of our software license revenue, maintenance revenue and professional services revenue to date have been attributable to licenses for these mainframe products. We have limited experience developing, marketing, selling or supporting distributed systems products. Developing, marketing and selling our distributed systems products will require significant resources that we may not have. Our sales and marketing organizations have historically focused exclusively on sales of our products for the mainframe and have limited experience marketing and selling distributed systems products. Additionally, we have limited experience in providing support services for distributed systems products. Competition for experienced software engineers, sales personnel and support staff is intense and if we fail to attract qualified personnel this would impair our ability to support our distributed systems products. Many of our competitors have substantially greater experience providing distributed systems compatible software products than we do, and many also have significantly greater financial and organizational resources.

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

Any Delays in Our Normally Lengthy Sales Cycles Could Result in Significant Fluctuations in Our Quarterly Operating Results

        Our sales cycle typically takes six to 18 months to complete and varies from product to product. Any delay in the sales cycle of a large license or a number of smaller licenses could result in significant fluctuations in our quarterly operating results. The length of the sales cycle may vary depending on a number of factors over which we may have little or no control, including the size and complexity of a potential transaction and the level of competition that we encounter in our selling activities. Beginning in fiscal 2002, we have experienced an overall lengthening of sales cycles as customers delayed purchases or customers reduced budgets as a result of economic conditions. Additionally, the emerging market for ECM products and services contributes to the lengthy sales process in that during the sales cycle we often have to teach potential customers about the use and benefits of our products. In certain circumstances, we license our software to customers on a trial basis to assist the customers in their evaluation of our products. Our sales cycle can be further extended for product sales made through third party distributors.

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

        Risks of International Operations.    International sales represented approximately 52% and 33% of our total licenses revenue in the current fiscal quarter ended April 30, 2002 and the same quarter a year ago, respectively. Our international revenue is attributable principally to our European operations. Our international operations are, and any expanded international operations will be, subject to a variety of risks associated with conducting business internationally that could materially adversely affect our business and future quarterly and annual operating results, including the following:

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

        The Company does not have derivative financial instruments in its investment portfolio and has no foreign exchange contracts. Its financial instruments consist of cash and cash equivalents, short and long-term investments, trade accounts receivable and accounts payable. The Company considers investments in highly liquid instruments purchased with a remaining maturity of 90 days or less to be cash equivalents. All of the Company's cash equivalents and short and long-term investments principally consist of commercial paper and debt securities, and are classified as available-for-sale as of April 30, 2002. The Company's exposure to market risk for changes in interest rates relates primarily to its short and long-term investments and short-term obligations, thus, a hypothetical 10% fluctuation in interest rates would not have a material impact on the fair value of these securities.

        Sales to foreign countries accounted for approximately 31% of the total revenue during the quarter ended April 30, 2002. Because the Company invoices certain of its foreign sales in currencies other than the United States dollar, predominantly the British pound sterling and euro, and does not hedge these transactions, fluctuations in exchange rates could adversely affect the translated results of operations of the Company's foreign subsidiaries. Therefore, foreign exchange fluctuation could create a risk of significant balance sheet gains or losses on the Company's consolidated financial statements. However, given the Company's foreign subsidiaries' net book values as of April 30, 2002 and net cash flows for the most recent fiscal quarter then ended and fiscal year ended January 31, 2002, the Company does not believe that a hypothetical 10% fluctuation in foreign currency exchange rates would have a material impact on our financial position or results of operations.

        Intangible Asset Risk.    We have a substantial amount of intangible assets. Although at April 30, 2002 we believe our intangible assets are recoverable, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. We continue to monitor those assumptions and their consequent effect on the estimated recoverability of our intangible assets.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        Not applicable.

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS

        Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

ITEM 5. OTHER INFORMATION

        Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits

    Not applicable.

  (b)
  Reports on Form 8-K

    No reports on Form 8-K were filed by the Company during the quarter ended April 30, 2002.

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

Date: June 14, 2002

QuickLinks

INDEX
PART I—FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
SERENA SOFTWARE, INC. Notes to Condensed Consolidated Financial Statements (Unaudited)
  ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
PART II—OTHER INFORMATION
SIGNATURES