Form 10-Q
period 2002-07-31
SERENA SOFTWARE INC
filed 2002-09-13
CIK 1073967

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2002

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

        The number of shares of the registrant's Common Stock, par value $0.001, outstanding as of August 31, 2002 was 40,442,057.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SERENA SOFTWARE, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	July 31, 2002	January 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$85,356	$85,954
Short-term investments	41,254	46,640
Accounts receivable, net of allowance of $811 and $846 at July 31 and January 31, 2002, respectively	14,917	14,111
Deferred taxes	5,834	5,834
Prepaid expenses and other current assets	928	838

Total current assets	148,289	153,377
Long-term investments	44,077	24,321
Property and equipment, net	3,643	3,036
Goodwill and other intangible assets, net	47,554	50,135
Other assets	280	201

TOTAL ASSETS	$243,843	$231,070

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$589	$710
Income taxes payable	3,732	1,650
Accrued expenses	9,400	11,762
Deferred revenue	25,783	21,877

Total current liabilities	39,504	35,999
Deferred revenue, net of current portion	6,916	8,886
Deferred taxes	1,409	1,409

Total liabilities	47,829	46,294

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 90,000,000 shares authorized; 40,404,866 and 40,274,214 shares issued and outstanding at July 31 and January 31, 2002, respectively	40	40
Additional paid-in capital	124,524	123,517
Deferred stock-based compensation	(5)	(23)
Notes receivable from stockholders	(10,690)	(10,350)
Accumulated other comprehensive income	308	21
Retained earnings	81,837	71,571

Total stockholders' equity	196,014	184,776

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$243,843	$231,070

See accompanying notes to condensed consolidated financial statements.

SERENA SOFTWARE, INC.
Condensed Consolidated Statements of Income and Comprehensive Income
For the Three Months and Six Months Ended July 31, 2002 and 2001
(In thousands, except per share data)
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2002	2001	2002	2001
Revenue:
Software licenses	$10,305	$11,586	$19,956	$26,129
Maintenance	11,016	10,257	21,792	20,712
Professional services	1,677	1,606	3,296	4,101

Total revenue	22,998	23,449	45,044	50,942

Cost of revenue:
Software licenses	332	186	582	309
Maintenance	1,415	1,456	2,787	2,877
Professional services	1,500	1,630	2,922	3,726

Total cost of revenue	3,247	3,272	6,291	6,912

Gross profit	19,751	20,177	38,753	44,030

Operating expenses:
Sales and marketing	6,637	7,937	13,001	16,060
Research and development	2,973	3,686	5,892	7,325
General and administrative	1,679	1,814	3,389	3,323
Stock-based compensation	6	26	17	102
Amortization of intangible assets, including goodwill in 2001	1,146	2,054	2,291	4,176

Total operating expenses	12,441	15,517	24,590	30,986

Operating income	7,310	4,660	14,163	13,044
Interest and other income, net	1,198	1,581	2,395	3,233

Income before income taxes	8,508	6,241	16,558	16,277
Income taxes	3,233	2,559	6,292	6,674

Net income	$5,275	$3,682	$10,266	$9,603

Comprehensive income:
Net income	$5,275	$3,682	$10,266	$9,603
Other comprehensive income (loss):
Foreign currency translation adjustment	61	4	42	114
Unrealized gain (loss) on marketable securities	346	(118)	245	(36)

Other comprehensive income (loss)	407	(114)	287	78

Total comprehensive income	$5,682	$3,568	$10,553	$9,681

Net income per share:
Basic	$0.13	$0.09	$0.25	$0.24

Diluted	$0.13	$0.09	$0.25	$0.24

Weighted average shares used in per share calculations:
Basic	40,288	39,714	40,228	39,542

Diluted	40,655	40,726	40,658	40,594

See accompanying notes to condensed consolidated financial statements.

SERENA SOFTWARE, INC.
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended July 31, 2002 and 2001
(In thousands)
(Unaudited)

	Six Months Ended July 31,
	2002	2001
Cash flows from operating activities:
Net income	$10,266	$9,603
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	662	745
Provision (release) in allowance for bad debts	450	(267)
Loss on disposal of property and equipment	—	7
Accrued interest on notes receivable from stockholders, net of cash received	(340)	(92)
Amortization of deferred stock-based compensation	17	102
Amortization of intangible assets, including goodwill in 2001	2,291	4,176
Changes in operating assets and liabilities:
Accounts receivable	(983)	8,593
Prepaid expenses and other assets	(266)	427
Accounts payable	(135)	(449)
Income taxes payable	2,064	(5,836)
Accrued expenses	(1,180)	(1,575)
Deferred revenue	1,608	1,873

Net cash provided by operating activities	14,454	17,307

Cash flows used in investing activities:
Purchases of property and equipment	(1,267)	(965)
Purchases of short-term and long-term investments	(14,124)	(15,172)
Cash paid for UltiMIS Corporation earn-out	(710)	—

Net cash used in investing activities	(16,101)	(16,137)

Cash flows from financing activities:
Exercise of stock options under the employee stock option plan	194	2,442
Sale of common stock under the employee stock purchase plan	813	1,026
Payment of principal on notes receivable from stockholders	—	1,416

Net cash provided by financing activities	1,007	4,884

Effect of exchange rate changes on cash	42	114

Net (decrease) increase in cash and cash equivalents	(598)	6,168
Cash and cash equivalents at beginning of period	85,954	85,179

Cash and cash equivalents at end of period	$85,356	$91,347

Supplemental disclosures of cash flow information:
Income taxes paid	$4,549	$12,492

Non-cash investing and financing activity:
Unrealized gain (loss) on marketable securities	$245	$(36)

Contingent consideration (reversed from) accrued for the UltiMIS acquisition, net	$(290)	$1,000

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

        The following is a reconciliation of the shares used in the computation of basic and diluted net income per share (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2002	2001	2002	2001
Basic net income per share—weighted average number of common shares outstanding	40,288	39,714	40,228	39,542
Effect of potentially dilutive securities outstanding—restricted stock and options	367	1,012	430	1,052

Shares used in diluted net income per share computation	40,655	40,726	40,658	40,594

        Options to purchase shares of common stock at a share price which is greater than the closing market price of the shares at the balance sheet date are not included in the computation of diluted earnings per share because the effect of their inclusion would be anti-dilutive. For each of the periods ended July 31, 2002 and 2001, 3,400,398 and 1,398,234, respectively, of options to purchase shares of common stock at an average share price of $20.49 and $27.64, respectively, were excluded from the computation of diluted EPS.

(2)    Recent Accounting Pronouncements

        In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of a tangible long-lived asset. SFAS No. 143 also requires an enterprise to record the contra to the initial obligation as an increase in the carrying amount of the related long-lived asset (i.e., the associated asset retirement costs) and to depreciate that cost over the remaining useful life of the asset. The amount of the asset retirement obligation is revised at the end of each period to reflect the passage of time (i.e., accretion expense) and changes in the estimated future cash flows underlying the initial fair value measurement. The Company is required to adopt SFAS No. 143 as of February 1, 2003. The Company does not expect SFAS No. 143 to have a material impact on its financial position or results of operations.

        In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-lived Assets and Assets to Be Disposed Of and certain accounting and reporting provisions of APB No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The provisions of SFAS No. 144 will be effective for fiscal years beginning after December 15, 2001, which for the Company is the current fiscal year ending January 31, 2003. The most significant changes made by SFAS No. 144 are that it: (1) removes goodwill from its scope, and therefore, eliminates the requirements of SFAS No. 121 to allocate goodwill to long-lived assets to be tested for impairment, and (2) describes a probability-weighted cash flow estimation approach to deal with situations in which an alternative course of action to recover the carrying amount of a long-lived asset is under consideration or a range is estimated for the amount of possible future cash flows. The implementation of SFAS No. 144 does not have a material impact on the Company's consolidated financial position or results of operation.

        In April 2002, the FASB issued SFAS No. 145, "Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other provisions, SFAS 145 rescinds SFAS 4, "Reporting Gains and Losses from Extinguishment of Debt." Accordingly, gains or losses from extinguishment of debt that do not meet the criteria of APB No. 30 should be reclassified to income from continuing operations in all prior periods presented. SFAS 145 is effective for fiscal years beginning after May 15, 2002. The Company plans to adopt SFAS 145 beginning in its fiscal year 2004. The effect of adopting SFAS 145 is not expected to have a material effect on the Company's consolidated financial position or results of operations.

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 eliminates Emerging Issues Task Force, or EITF, Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." Under SFAS No. 146, liabilities for costs associated with an exit or disposal activity are recognized when the liabilities are incurred, as opposed to being recognized at the date of entity's commitment to an exit plan under EITF No. 94-3. Furthermore, SFAS No. 146 establishes that fair value is the objective for initial measurement of the liabilities. This Statement will be effective for exit or disposal activities that are initiated after December 31, 2002. The effect of adopting SFAS 146 is not expected to have a material effect on the Company's consolidated financial position or results of operations.

(3)    Restructuring Costs

        On August 6, 2001, in response to the general weakening of the worldwide economy and resulting IT spending slowdown, the Company announced and began to execute its plan to reduce workforce by approximately 12% or 45 positions affecting all parts of the organization and incur costs associated with the closure of facilities. The Company has realized and expects to continue to realize cost savings going forward as a result of this reduction and other cost savings initiatives implemented. The Company's reduction in work force and closure of facilities are substantially complete, and in connection with these actions, the Company recorded a restructuring charge in the third quarter of fiscal 2002 consisting principally of severance, payroll taxes and other employee benefits totaling $1.5 million and facilities closures totaling $1.0 million. The nature of the restructuring charges and the amounts paid through and accrued as of July 31, 2002 are summarized as follows (in thousands):

	Total	Paid	Accrued as of July 31, 2002
Severance, payroll taxes and other employee benefits	$1,483	$1,135	$348
Facilities closures	875	410	465
Legal and other miscellaneous	70	65	5

Total restructuring accrual	2,428	$1,610	$818

Fixed asset impairment	101

Total restructuring charges	$2,529

(4)    Goodwill and Other Intangibles

        In July 2001, the FASB approved the issuance of SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 provides guidance on how to account for goodwill and certain intangible assets after an acquisition is completed. The most substantive change is that goodwill and other indefinite life intangible assets can no longer be amortized but instead should be periodically tested for impairment. This statement applies to existing goodwill and intangible assets beginning with fiscal years starting after December 15, 2001. In the fiscal quarter ended April 30, 2002, the Company reevaluated its intangible asset lives and no adjustment to any of the useful lives was determined to be necessary. In the current fiscal quarter ended July 31, 2002 and in accordance with Statement No. 142, the Company completed its initial transitional goodwill impairment test and concluded that there was no impairment of goodwill as of February 1, 2002. The annual impairment test required by SFAS No. 142 will be performed in the fourth fiscal quarter. No reclassification of intangible assets apart from goodwill was necessary as a result of the adoption of Statement No. 142. We have also stopped the amortization of approximately $29.2 million of goodwill beginning February 1, 2002. This reduction in amortization effective February 1, 2002 may affect the comparability of current period results of operations with prior periods.

        The following table discloses what reported net income and basic and diluted earnings per share would have been in all periods presented exclusive of amortization expense (including tax related effects, reported in thousands, except for per share amounts):

	Three Months Ended July 31,		Six Months Ended July 31,
	2002	2001	2002	2001
Net income:
Reported net income	$5,275	$3,682	$10,266	$9,603
Add back: Goodwill and work-force-in-place amortization, net of tax	—	894	—	1,842

Adjusted net income	$5,275	$4,576	$10,266	$11,445

Basic earnings per share:
Reported basic earnings per share	$0.13	$0.09	$0.25	$0.24
Add back: Goodwill and work-force-in-place amortization, net of tax	—	0.02	—	0.05

Adjusted basic earnings per share	$0.13	$0.11	$0.25	$0.29

Diluted earnings per share:
Reported diluted earnings per share	$0.13	$0.09	$0.25	$0.24
Add back: Goodwill and work-force-in-place amortization, net of tax	—	0.02	—	0.05

Adjusted diluted earnings per share	$0.13	$0.11	$0.25	$0.29

        In the second fiscal quarter ended July 31, 2002, the Company settled a dispute with the former principals of UltiMIS Corporation and as a result paid $710,000 of the $2.6 million earn-out consideration previously accrued. The Company reversed $1.9 million of the earn-out in the current quarter. The following table details the change in goodwill and work-force-in-place (in thousands):

Balance as of January 31, 2002	$29,165
Contingent consideration accrued (reversed) for the UltiMIS acquisition, net	(290)

Balance as of July 31, 2002	$28,875

        Intangible assets subject to amortization, net, consisted of the following (in thousands):

	Useful Life	As of July 31, 2002	As of January 31, 2002
Acquired technology	5 to 7 years	$27,626	$27,626
Non-compete agreements	1 year or less	944	944

		28,570	28,570
Less: accumulated amortization		9,891	7,600

		$18,679	$20,970

(5)    Subsequent Event—Stock Repurchase Program

        In August 2002, our Board of Directors authorized the repurchase of up to 1.0 million shares of our Common Stock from time to time in the open market or in privately negotiated block transactions. The Company will utilize any reacquired shares under this program for reissuance in connection with employee stock programs and general corporate purposes. As of the date of this filing, there have been no repurchases under this program. The timing and size of any future stock repurchases are subject to market conditions, stock prices, our cash position and other cash requirements going forward.

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

Overview

        SERENA Software, Inc. is an industry leading provider of software infrastructure products and consulting best practices that automate enterprise software and Web content changes. SERENA's Enterprise Change Management ("ECM") strategy manages the Software Change Management ("SCM") process throughout the entire application development lifecycle across multiple platforms—from the mainframe to the Web.

        In the most recent completed fiscal year ended January 31, 2002 and the first six months of fiscal 2003 ending July 31, 2002, SERENA experienced a decrease in total revenue as total annual revenues were $98.6 million in fiscal 2002, versus $103.6 million in fiscal 2001 and $45.0 million in the first six months of fiscal 2003 versus $50.9 million in the first six months of fiscal 2002. The overall demand for the Company's software depends in large part on general and economic business conditions. The recent general weakening of the worldwide economy and resulting slowdown in IT spending contributed to the overall decrease in total revenues.

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

Critical Accounting Policies

        Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates and judgements, including those related to revenue recognition, trade accounts receivable and allowance for doubtful accounts, and accounting for income taxes.

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

        The fee is fixed or determinable. SERENA's policy is to not provide customers the right to a refund of any portion of their license fees paid. SERENA may agree to payment terms with a foreign customer based on local customs. Generally, at least 80% of the arrangement fees are due within one year or less. Arrangements with payment terms extending beyond these customary payment terms are considered not to be fixed or determinable, and revenues from such arrangements are recognized as payments become due and payable.

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

Results of Operations

        References to the dollar and percentage increases or decreases set forth below in this discussion and analysis of SERENA's results of operations are derived from comparisons between SERENA's condensed consolidated statements of income and comprehensive income for the three and six month periods ended July 31, 2002 to the condensed consolidated statements of income and comprehensive income for the three and six month periods ended July 31, 2001.

        The following table sets forth our results of operations expressed as a percentage of total revenue. These operating results for the periods presented are not necessarily indicative of the results for the full fiscal year or any other period.

	Percentage of Revenue Three Months Ended July 31,		Percentage of Revenue Six Months Ended July 31,
	2002	2001	2002	2001
Revenue:
Software licenses	45%	49%	44%	51%
Maintenance	48%	44%	49%	41%
Professional services	7%	7%	7%	8%

TOTAL REVENUE	100%	100%	100%	100%

Cost of revenue:
Software licenses	1%	1%	1%	1%
Maintenance	6%	6%	6%	6%
Professional services	7%	7%	7%	7%

TOTAL COST OF REVENUE	14%	14%	14%	14%

GROSS PROFIT	86%	86%	86%	86%

Operating expenses:
Sales and marketing	29%	34%	29%	31%
Research and development	13%	16%	13%	14%
General and administrative	7%	7%	8%	7%
Stock-based compensation	—	—	—	—
Amortization of intangible assets, including goodwill in 2001	5%	9%	5%	8%

TOTAL OPERATING EXPENSES	54%	66%	55%	60%

OPERATING INCOME	32%	20%	31%	26%
Interest and other income, net	5%	7%	6%	6%

Income before income taxes	37%	27%	37%	32%
Income taxes	14%	11%	14%	13%

NET INCOME	23%	16%	23%	19%

Revenue

        We derive revenue from software licenses, maintenance and professional services. Our total revenue decreased $0.4 million or 2% to $23.0 million in the current fiscal quarter ended July 31, 2002 from $23.4 million in the same quarter a year ago. For the six months ended July 31, 2002, total revenue decreased $5.9 million or 12% to $45.0 million from $50.9 million in the same six month period a year ago. International sales represented approximately 23% and 27% of our total revenue in the current fiscal quarter and fiscal six months ended July 31, 2002, respectively, as compared to 19% and 22% in the same quarter and six months a year ago. International sales as a percentage of total revenues were greater in the current fiscal quarter and fiscal six months, when compared to the same periods a year ago, in part due to a large StarTool transaction with one international customer in fiscal 2003. This single customer accounted for 15% of total revenue in the first six months of fiscal 2003. No single customer accounted for 10% or more of total revenue in the same six months a year ago.

        Software Licenses.    Software licenses revenue as a percentage of total revenue was 45% and 44% in the current fiscal quarter and fiscal six months ended July 31, 2002, respectively, as compared to

49% and 51% in the same quarter and six months a year ago. Software licenses revenue decreased $1.3 million or 11% to $10.3 million in the current fiscal quarter from $11.6 million in the same quarter a year ago. For the six month period ended July 31, 2002, software licenses revenue decreased $6.1 million or 24% to $20.0 million from $26.1 million in the same six months a year ago. For both the quarter and six months, the dollar decrease is generally attributed to a slowdown in IT spending as a result of the weak economic conditions in the U.S. and abroad and, to a lesser extent, sales execution delays and customers negotiating more aggressively on price and terms. The slowdown in IT spending manifested itself in lower sales of our Comparex, StarTool FDM and ChangeMan ZMF products, all partially offset by increases in our ChangeMan DS, StarTool DA and StarTool APM products. In particular, sales of our ChangeMan ZMF, ChangeMan DS and Comparex products continue to make up a significant portion of our total software licenses revenue. These products accounted for $6.8 million or 66% and $12.6 million or 63% of total software licenses revenue in the current fiscal quarter and fiscal six months ended July 31, 2002, respectively, as compared to $8.4 million or 72% and $18.2 million or 69% in the same quarter and six months a year ago. The Company expects that its distributed systems revenues as a percentage of software licenses revenue will increase over time, and that ChangeMan ZMF, ChangeMan DS and Comparex will continue to account for a substantial portion of software licenses revenue in the future. We may experience a decrease or little growth in license revenue in the near term. A large StarTool transaction with one customer in fiscal 2003 caused our StarTool products to account for 29% of total licenses revenue in the first six months of fiscal 2003 versus 25% in the first six months a year ago.

        Maintenance.    Maintenance revenue as a percentage of total revenue was 48% and 49% in the current fiscal quarter and fiscal six months ended July 31, 2002, respectively, as compared to 44% and 41% in the same quarter and six months a year ago. Maintenance revenue increased $0.8 million or 7% to $11.0 million in the current fiscal quarter from $10.2 million in the same quarter a year ago. For the six months ended July 31, 2002, maintenance revenue increased $1.1 million or 5% to $21.8 million from $20.7 million in the same six months a year ago. For both the quarter and six months, the dollar increase reflects growth in installed software licenses base, as new licenses generally include one year of maintenance, renewals of maintenance agreements by existing customers and, to a lesser extent, maintenance price increases; all partially offset by some cancellations in Comparex maintenance contracts when the general weakening of the economy in the U.S. and abroad caused some customers to reevaluate and restrict IT spending. For both the current fiscal quarter and current fiscal six months ended July 31, 2002, when compared to the same quarter and six months a year ago, maintenance revenue as a percentage of total revenue increased as a result of reduced license revenues resulting from the general weakening of the economy and slowdown in IT spending which began predominantly in the second quarter of fiscal 2002.

        Professional Services.    Professional services revenue as a percentage of total revenue was 7% in both the current fiscal quarter and fiscal six months ended July 31, 2002, as compared to 7% and 8% in the same quarter and six months, respectively, a year ago. Professional services revenue increased $0.1 million or 4% to $1.7 million in the current fiscal quarter from $1.6 million in the same quarter a year ago. For the six months ended July 31, 2002, professional services revenue decreased $0.8 million or 20% to $3.3 million from $4.1 million in the same six months a year ago. For the current fiscal quarter ended July 31, 2002, when compared to the same quarter a year ago, the dollar increase is generally attributable to greater consulting opportunities resulting from our larger installed customer base and our expanded consulting service capabilities, all partially offset by the continued weak U.S. economy. For the fiscal six months ended July 31, 2002, when compared to the same six months a year ago, the dollar decrease is predominantly the result of a weak U.S. economy which generated declining license revenues and therefore fewer consulting opportunities and the deferral of existing consulting projects, all of which began predominantly in the second quarter of fiscal 2002.

Cost of Revenue

        Cost of revenue, which consists of cost of software licenses, cost of maintenance and cost of professional services, remained constant at 14% of total revenue for all periods presented—the current fiscal quarter and fiscal six months ended July 31, 2002 as well as for the same quarter and six months a year ago. Cost of revenue decreased $0.1 million or 1% to $3.2 million in the current fiscal quarter from $3.3 million in the same quarter a year ago. For the six months ended July 31, 2002, cost of revenue decreased $0.6 million or 9% to $6.3 million from $6.9 million in the same six months a year ago. As a percentage of total revenue, cost of revenue has remained constant at 14% for the current fiscal quarter and fiscal six months and the same periods a year ago as margin improvements in maintenance and professional services have been offset by margin declines in software licenses.

        Software Licenses.    Cost of software licenses consists principally of fees associated with our StarTool FDM products and, to a lesser extent, fees associated with integrating third party technology into our ChangeMan DS, ChangeMan ALM and ChangeMan ECP distributed systems products. Cost of software licenses as a percentage of total software licenses revenue was 3% in both the current fiscal quarter and fiscal six months ended July 31, 2002 as compared to 2% and 1% in the same quarter and six months, respectively, a year ago. Cost of software licenses increased $0.1 million or 79% to $0.3 million in the current fiscal quarter from $0.2 million in the same quarter a year ago. For the six months ended July 31, 2002, cost of software licenses increased $0.3 million or 88% to $0.6 million from $0.3 million in the same six months a year ago. In both percentage and absolute dollar terms, the increase is primarily due to increases in fees associated with our StarTool FDM products and, to a lesser extent, fees associated with integrating third party technology into our distributed systems products.

        Maintenance.    Cost of maintenance consists primarily of salaries, bonuses and other costs associated with our customer support organizations. Cost of maintenance as a percentage of total maintenance revenue was 13% in both the current fiscal quarter and fiscal six months ended July 31, 2002 as compared to 14% in both the same quarter and six months a year ago. Cost of maintenance decreased $0.1 million or 3% to $1.4 million in the current fiscal quarter from $1.5 million in the same quarter a year ago. For the six months ended July 31, 2002, cost of maintenance decreased $0.1 million or 3% to $2.8 million from $2.9 million in the same six months a year ago. For both the current fiscal quarter and fiscal six months, when compared to the same quarter and six months a year ago, the decrease in cost of maintenance as a percentage of total maintenance revenue is primarily attributable to growth in maintenance revenue coupled with a slight decline in expenses associated with our customer support organizations as a result of cost savings initiatives put in place as part of the Company's restructuring plans announced early in the third fiscal quarter of 2002.

        Professional Services.    Cost of professional services consists of salaries, bonuses and other costs associated with supporting our professional services organization. Cost of professional services as a percentage of total professional services revenue was 89% in both the current fiscal quarter and fiscal six months ended July 31, 2002 as compared to 102% and 91% in the same quarter and six months, respectively, a year ago. Cost of professional services decreased $0.1 million or 8% to $1.5 million in the current fiscal quarter from $1.6 million in the same quarter a year ago. For the six months ended July 31, 2002, cost of professional services decreased $0.8 million or 22% to $2.9 million from $3.7 million in the same six months a year ago. For both the current fiscal quarter and fiscal six months, when compared to the same quarter and six months a year ago, these decreases are attributable to cost savings initiatives put in place as part of the Company's restructuring plans announced early in the third fiscal quarter of fiscal 2002.

Operating Expenses

        Sales and Marketing.    Sales and marketing expenses consist primarily of salaries, commissions and bonuses, payroll taxes, and employee benefits as well as travel, entertainment and marketing expenses. Sales and marketing expenses as a percentage of total revenue were 29% in both the current fiscal quarter and fiscal six months ended July 31, 2002 as compared to 34% and 31% in the same quarter and six months, respectively, a year ago. Sales and marketing expenses decreased $1.3 million or 16% to $6.6 million in the current fiscal quarter from $7.9 million in the same quarter a year ago. For the six months ended July 31, 2002, sales and marketing expenses decreased $3.1 million or 19% to $13.0 million from $16.1 million in the same six months a year ago. For both the current fiscal quarter and fiscal six months, when compared to the same quarter and six months a year ago, the decreases in sales and marketing expenses as a percentage of total revenue and in absolute dollar terms are attributable to cost savings initiatives put in place as part of the Company's restructuring plans announced early in the third fiscal quarter of 2002. In absolute dollar terms, we expect sales and marketing expenses to increase as we continue to hire additional sales and marketing personnel, market our distributed systems products and undertake additional marketing programs.

        Research and Development.    Research and development expenses consist primarily of salaries, bonuses, payroll taxes, and employee benefits and costs attributable to research and development activities. Research and development expenses as a percentage of total revenue were 13% in both the current fiscal quarter and fiscal six months ended July 31, 2002 as compared to 16% and 14% in the same quarter and six months, respectively, a year ago. Research and development expenses decreased $0.7 million or 19% to $3.0 million in the current fiscal quarter from $3.7 million in the same quarter a year ago. For the six months ended July 31, 2002, research and development expenses decreased $1.4 million or 20% to $5.9 million from $7.3 million in the same six months a year ago. For both the current fiscal quarter and fiscal six months, when compared to the same quarter and six months a year ago, the decreases in research and development expenses as a percentage of total revenue and in absolute dollar terms are primarily attributable to cost savings initiatives put in place as part of the Company's restructuring plans announced early in the third fiscal quarter of 2002, partially offset by the continued expansion of our research and development efforts to enhance existing products and develop our distributed systems products. We expect research and development expenses to increase, both in absolute dollar terms and as a percentage of total revenue, as we continue to hire additional research and development personnel primarily to develop our distributed systems product suite.

        General and Administrative.    General and administrative expenses consist primarily of salaries, bonuses, payroll taxes, and benefits and certain non-allocable administrative costs, including legal and accounting fees and bad debts. General and administrative expenses as a percentage of total revenue were 7% and 8% in the current fiscal quarter and fiscal six months ended July 31, 2002, respectively, as compared to 7% in both the same quarter and six months a year ago. General and administrative expenses decreased $0.1 million or 7% to $1.7 million in the current fiscal quarter from $1.8 million in the same quarter a year ago. For the six months ended July 31, 2002, general and administrative expenses increased $0.1 million or 2% to $3.4 million from $3.3 million in the same six months a year ago. General and administrative expenses remained relatively consistent as a percentage of total revenue and in absolute dollars predominantly due to increases in infrastructure and insurance costs, all partially offset by efficiency gains and cost controls put in place as part of the Company's restructuring plans announced early in the third fiscal quarter of 2002. We expect general and administrative expenses to increase in absolute dollar terms as we expand our infrastructure and our operations in the future.

        Amortization of Goodwill and Other Intangible Assets.    In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangibles, which the Company has adopted effective February 1, 2002. Accordingly, with the commencement of fiscal 2003, the Company no longer amortizes goodwill but instead reviews goodwill for impairment annually. On a prospective basis, we expect amortization expense for our intangible assets with finite lives to be approximately $1.1 million per quarter through fiscal 2004. These intangible assets will be fully amortized by the end of fiscal 2008. Of the total intangible assets, $1.1 million and $2.3 million was amortized in the current fiscal quarter and fiscal six months ended July 31, 2002, respectively, as compared to $2.1 million and $4.2 million in the same quarter and six months a year ago. The year ago periods include amortization of goodwill and identifiable assets with indefinite lives that is now not being amortized under SFAS 142. (See Note 4 of Notes to Condensed Consolidated Financial Statements for additional information related to SFAS 142 and intangibles amortization.)

Interest and Other Income, net

        Interest and Other Income, net.    Interest and other income, net decreased $0.4 million or 24% to $1.2 million and $0.8 million or 26% to $2.4 million in the current fiscal quarter and fiscal six months ended July 31, 2002, respectively, from $1.6 million and $3.2 million in the same quarter and six months a year ago. The dollar decreases in interest and other income, net is generally due to reduced market interest rates, partially offset by increases in balances on interest-bearing accounts, such as cash and cash equivalents, and both short and long-term investments, resulting from accumulation of earnings.

Income Taxes

        Income Taxes.    Income taxes in absolute dollars were $3.2 million and $6.3 million in the current fiscal quarter and fiscal six months ended July 31, 2002, respectively, and were based on a fiscal 2003 effective tax rate of 38%. This compares with income taxes of $2.6 million and $6.7 million in the same quarter and six months, respectively, a year ago, and were based on a fiscal 2002 effective tax rate of 41%. The decrease in the effective tax rate from fiscal 2002 to fiscal 2003 is primarily due to a projected decrease in nondeductible charges resulting from the elimination of goodwill amortization which became effective upon the Company's adoption of SFAS No. 142 on February 1, 2002. For the current fiscal quarter ended July 31, 2002, when compared to the same quarter a year ago, the increase in income taxes in absolute dollars is due to the decrease in the effective tax rate from the year ago quarter combined with an increase in taxable income from the year ago quarter. For the current six months ended July 31, 2002, when compared to the same six months a year ago, income taxes in absolute dollars decreased as the rate of growth in taxable income from the year ago six months was more than offset by the effective tax rate decrease from the year ago six months. SERENA's effective income tax rate has historically benefited from the United States research and experimentation tax credit and tax benefits generated from export sales made from the United States.

Liquidity and Capital Resources

        Since SERENA's inception, we have financed our operations and met our capital requirements through cash flows from operations. As of July 31, 2002, SERENA had $85.4 million in cash and cash equivalents and an additional $41.3 million and $44.1 million in short and long-term investments, respectively, consisting principally of high grade commercial paper, certificates of deposit, and short and long-term bonds. Cash flows provided by operating activities were $14.5 million and $17.3 million in the current fiscal six months ended July 31, 2002 and the same six months a year ago, respectively. In the current fiscal six months, SERENA's cash flows provided by operating activities exceeded net income principally due to the inclusion of non-cash expenses in net income, an increase in income taxes payable and cash collections in advance of revenue recognition for maintenance contracts; all partially offset by a decrease in accrued expenses. In the same six months a year ago, SERENA's cash flows provided by operating activities exceeded net income principally due to a decrease in trade accounts receivable, the inclusion of non-cash expenses in net income and cash collections in advance of revenue recognition for maintenance contracts; all partially offset by decreases in income taxes payable and accrued expenses. In both the current fiscal six months and the same six months a year ago, cash used in investing activities were related to the net purchase of short and long-term investments totaling $14.1 million and $15.2 million, respectively, and to a lesser extent, purchases of computer equipment and office furniture and equipment totaling $1.3 million and $1.0 million, respectively. In the current fiscal six months only, cash used in investing activities also included cash paid for the UltiMIS Corporation earn-out totaling $0.7 million. In both the current fiscal six months and the same six months a year ago, cash flows from financing activities were related to the exercise of stock options under the employee stock option plan totaling $0.2 million and $2.4 million, respectively, and the sale of common stock under the employee stock purchase plan totaling $0.8 million and $1.0 million, respectively. In the same six months a year ago, cash flows from financing activities also included payment of principal on notes receivable from stockholders totaling $1.4 million.

        At July 31, 2002, the Company did not have any material commitments for capital expenditures and had no revolving credit agreements or other term loan agreements with any banks or other financial institutions.

        At July 31, 2002, the Company had working capital of $108.8 million, trade accounts receivable, net of allowances, of $14.9 million and total deferred revenues of $32.7 million.

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

        In April 2002, the FASB issued SFAS No. 145, "Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other provisions, SFAS 145 rescinds SFAS 4, "Reporting Gains and Losses from Extinguishment of Debt." Accordingly, gains or losses from extinguishment of debt that do not meet the criteria of APB No. 30 should be reclassified to income from continuing operations in all prior periods presented. SFAS 145 is effective for fiscal years beginning after May 15, 2002. The Company plans to adopt SFAS 145 beginning in its fiscal year 2004. The effect of adopting SFAS 145 is not expected to have a material effect on the Company's consolidated financial position or results of operations.

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 eliminates Emerging Issues Task Force, or EITF, Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." Under SFAS No. 146, liabilities for costs associated with an exit or disposal activity are recognized when the liabilities are incurred, as opposed to being recognized at the date of entity's commitment to an exit plan under EITF No. 94-3. Furthermore, SFAS No. 146 establishes that fair value is the objective for initial measurement of the liabilities. This Statement will be effective for exit or disposal activities that are initiated after December 31, 2002.

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

We Have Relied and Expect to Continue to Rely on Sales of Our Mainframe Products for Our Revenue

        Historically, the majority of our software license revenue has resulted from the sale of our mainframe products. Any factors adversely affecting the pricing of, demand for or market acceptance of our mainframe products, such as competition or technological change, could materially adversely affect our business and quarterly and annual operating results. In particular, ChangeMan ZMF and Comparex, two of our mainframe products, have been responsible for a substantial majority of our revenue. In the current fiscal quarter ended July 31, 2002 and the same quarter a year ago, sales of ChangeMan ZMF and Comparex together accounted for approximately 43% and 59% of our total software licenses revenue, respectively. We expect that these products will continue to account for a large portion of our software licenses revenue for the foreseeable future. Our future operating results depend on the continued market acceptance of our mainframe products, including future enhancements.

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

        Risks of International Operations.    International sales represented approximately 26% and 25% of our total licenses revenue in the current fiscal quarter ended July 31, 2002 and the same quarter a year ago, respectively. Our international revenue is attributable principally to our European operations. Our international operations are, and any expanded international operations will be, subject to a variety of risks associated with conducting business internationally that could materially adversely affect our business and future quarterly and annual operating results, including the following:

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

        The Company does not have derivative financial instruments in its investment portfolio and has no foreign exchange contracts. Its financial instruments consist of cash and cash equivalents, short and long-term investments, trade accounts receivable and accounts payable. The Company considers investments in highly liquid instruments purchased with a remaining maturity of 90 days or less to be cash equivalents. All of the Company's cash equivalents and short and long-term investments principally consist of commercial paper and debt securities, and are classified as available-for-sale as of July 31, 2002. The Company's exposure to market risk for changes in interest rates relates primarily to its short and long-term investments and short-term obligations, thus, a hypothetical 10% fluctuation in interest rates would not have a material impact on the fair value of these securities.

        Sales to foreign countries accounted for approximately 23% and 27% of the total revenue during the quarter and six months, respectively, ended July 31, 2002. Because the Company invoices certain of its foreign sales in currencies other than the United States dollar, predominantly the British pound and euro, and does not hedge these transactions, fluctuations in exchange rates could adversely affect the translated results of operations of the Company's foreign subsidiaries. Therefore, foreign exchange fluctuation could create a risk of significant balance sheet gains or losses on the Company's consolidated financial statements. However, given the Company's foreign subsidiaries' net book values as of July 31, 2002 and net cash flows for the most recent fiscal quarter and six months then ended and fiscal year ended January 31, 2002, the Company does not believe that a hypothetical 10% fluctuation in foreign currency exchange rates would have a material impact on its financial position or results of operations.

        Intangible Asset Risk.    We have a substantial amount of intangible assets. Although at July 31, 2002 we believe our intangible assets are recoverable, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. We continue to monitor those assumptions and their consequent effect on the estimated recoverability of our intangible assets.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        Not applicable.

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS

        Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  (a)
  The fiscal 2002 Annual Meeting of the Stockholders of SERENA Software, Inc. was held at the Company's offices 2755 Campus Drive, 3rd Floor, San Mateo, California 94403 on June 28, 2002 at 2:00 p.m.

  (b)
  PROPOSAL 1—At the Annual Meeting, the following seven persons were elected to the Company's Board of Directors, constituting all members of the Board of Directors.

Board Nominees	Common For	Common Withheld
Douglas D. Troxel	38,224,784	145,877
Mark E. Woodward	38,180,734	189,927
Robert I. Pender, Jr.	38,216,689	153,972
Alan H. Hunt	38,127,698	242,963
Jerry T. Ungerman	38,128,671	241,990
J. Hallam Dawson	38,051,348	319,313
Gregory J. Owens	38,145,458	225,203
  (c)
  The following additional proposals were considered at the Annual Meeting with their results according to the respective votes of the stockholders:

    PROPOSAL 2—Ratification and approval of amendments to our 1999 Director Option Plan (the "Plan") to (i) increase annual option grants given to eligible non-employee directors from 7,500 to 15,000 shares, and (ii) reduce the vesting period of such option grants from four years to one year.

Common For	Common Against	Abstained
36,067,250	2,273,790	29,621

    PROPOSAL 3—Ratification and approval of the appointment of KPMG LLP as independent auditors of the Company for the fiscal year ending January 31, 2003.

Common For	Common Against	Abstained
37,862,206	502,404	6,051

ITEM 5. OTHER INFORMATION

        Section 10A(i)(2) of the Securities Exchange Act of 1934, as added in Section 202 of the Sarbanes-Oxley Act of 2002, requires us to disclose the approval by our Audit Committee of any non-audit services to be performed by our auditor. The Audit Committee of the Board of Directors of SERENA has approved the performance of certain tax-related services by our auditor, KPMG LLP.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits

Exhibit Number	Exhibit Title
10.17(a)	SERENA Software, Inc. 1999 Director Option Plan As Amended and Restated
99.1(a)	Certification of Chief Executive Officer and Chief Financial Officer

(a) filed herewith.
  (b)
  Reports on Form 8-K

    No reports on Form 8-K were filed by the Company during the quarter ended July 31, 2002.

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

Date: September 13, 2002

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER
PURSUANT TO §302 OF THE SARBANES-OXLEY ACT OF 2002

I, Mark E. Woodward, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of SERENA Software, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 13, 2002

/s/ MARK E. WOODWARD Mark E. Woodward President and Chief Executive Officer and Director

I, Robert I. Pender, Jr., certify that:

1.
I have reviewed this quarterly report on Form 10-Q of SERENA Software, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 13, 2002

/s/ ROBERT I. PENDER, JR. Robert I. Pender, Jr. Vice President, Finance and Administration, Chief Financial Officer (Principal Financial and Accounting Officer) and Director

EXHIBIT INDEX

Exhibit No.	Description
10.17	SERENA Software, Inc. 1999 Director Option Plan As Amended and Restated
99.1	Certification of Chief Executive Officer and Chief Financial Officer

QuickLinks

INDEX
PART I—FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
SERENA SOFTWARE, INC. Condensed Consolidated Balance Sheets (In thousands, except share data) (Unaudited)
SERENA SOFTWARE, INC. Condensed Consolidated Statements of Income and Comprehensive Income For the Three Months and Six Months Ended July 31, 2002 and 2001 (In thousands, except per share data) (Unaudited)
SERENA SOFTWARE, INC. Condensed Consolidated Statements of Cash Flows For the Six Months Ended July 31, 2002 and 2001 (In thousands) (Unaudited)
SERENA SOFTWARE, INC. Notes to Condensed Consolidated Financial Statements (Unaudited)
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
  ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER PURSUANT TO §302 OF THE SARBANES-OXLEY ACT OF 2002
EXHIBIT INDEX