Form 10-Q
period 2002-10-31
SERENA SOFTWARE INC
filed 2002-12-13
CIK 1073967

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2002

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

        The number of shares of the registrant's Common Stock, par value $0.001, outstanding as of November 30, 2002 was 40,636,408.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SERENA SOFTWARE, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	October 31, 2002	January 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$99,169	$85,954
Short-term investments	27,360	46,640
Accounts receivable, net of allowance of $815 and $846 at October 31 and January 31, 2002, respectively	17,588	14,111
Deferred taxes	5,834	5,834
Prepaid expenses and other current assets	976	838

Total current assets	150,927	153,377
Long-term investments	49,080	24,321
Property and equipment, net	3,378	3,036
Goodwill and other intangible assets, net	46,441	50,135
Other assets	282	201

TOTAL ASSETS	$250,108	$231,070

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$336	$710
Income taxes payable	5,545	1,650
Accrued expenses	8,716	11,762
Deferred revenue	23,151	21,877

Total current liabilities	37,748	35,999
Deferred revenue, net of current portion	7,628	8,886
Deferred taxes	1,409	1,409

Total liabilities	46,785	46,294

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 90,000,000 shares authorized; 40,519,890 and 40,274,214 shares issued and outstanding at October 31 and January 31, 2002, respectively	41	40
Additional paid-in capital	124,823	123,517
Deferred stock-based compensation	(1)	(23)
Notes receivable from stockholders	(10,126)	(10,350)
Accumulated other comprehensive income	604	21
Retained earnings	87,982	71,571

Total stockholders' equity	203,323	184,776

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$250,108	$231,070

See accompanying notes to condensed consolidated financial statements.

SERENA SOFTWARE, INC.
Condensed Consolidated Statements of Income and Comprehensive Income
For the Three Months and Nine Months Ended October 31, 2002 and 2001
(In thousands, except per share data)
(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2002	2001	2002	2001
Revenue:
Software licenses	$11,502	$11,063	$31,458	$37,192
Maintenance	11,165	10,431	32,957	31,143
Professional services	1,966	1,754	5,262	5,854

Total revenue	24,633	23,248	69,677	74,189

Cost of revenue:
Software licenses	363	331	946	640
Maintenance	1,405	1,280	4,192	4,156
Professional services	1,794	1,505	4,715	5,231

Total cost of revenue	3,562	3,116	9,853	10,027

Gross profit	21,071	20,132	59,824	64,162

Operating expenses:
Sales and marketing	6,487	6,785	19,487	22,845
Research and development	2,981	3,130	8,873	10,455
General and administrative	1,811	1,623	5,200	4,946
Stock-based compensation	5	19	22	121
Amortization of intangible assets, including goodwill in 2001	1,113	2,080	3,405	6,256
Restructuring charges	—	2,529	—	2,529

Total operating expenses	12,397	16,166	36,987	47,152

Operating income	8,674	3,966	22,837	17,010
Interest and other income, net	1,237	1,564	3,633	4,797

Income before income taxes	9,911	5,530	26,470	21,807
Income taxes	3,766	2,267	10,059	8,941

Net income	$6,145	$3,263	$16,411	$12,866

Comprehensive income:
Net income	$6,145	$3,263	$16,411	$12,866
Other comprehensive income:
Foreign currency translation adjustment	71	5	113	119
Unrealized gain on marketable securities	225	290	470	255

Other comprehensive income	296	295	583	374

Total comprehensive income	$6,441	$3,558	$16,994	$13,240

Net income per share:
Basic	$0.15	$0.08	$0.41	$0.32

Diluted	$0.15	$0.08	$0.40	$0.32

Weighted average shares used in per share calculations:
Basic	40,420	39,942	40,292	39,676

Diluted	41,000	40,629	40,772	40,606

See accompanying notes to condensed consolidated financial statements.

SERENA SOFTWARE, INC.
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended October 31, 2002 and 2001
(In thousands)
(Unaudited)

	Nine Months Ended October 31,
	2002	2001
Cash flows from operating activities:
Net income	$16,411	$12,866
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,026	1,169
Provision (release) in allowance for bad debts	775	(238)
(Gain) loss on disposal of property and equipment	(30)	11
Accrued interest on notes receivable from stockholders, net of cash received	(399)	(270)
Amortization of deferred stock-based compensation	22	121
Amortization of intangible assets, including goodwill in 2001	3,405	6,256
Issuance of stock warrant in exchange for operating services provided	—	129
Changes in operating assets and liabilities:
Accounts receivable	(3,925)	8,251
Prepaid expenses and other assets	(305)	748
Accounts payable	(394)	(101)
Income taxes payable	3,865	(5,338)
Accrued expenses	(1,718)	(691)
Deferred revenue	(504)	2,992

Net cash provided by operating activities	18,229	25,905

Cash flows used in investing activities:
Purchases of property and equipment	(1,336)	(1,253)
Purchases of short-term and long-term investments	(5,010)	(22,153)
Cash paid for UltiMIS Corporation earn-out	(710)	—

Net cash used in investing activities	(7,056)	(23,406)

Cash flows from financing activities:
Exercise of stock options under the employee stock option plan	1,321	2,659
Sale of common stock under the employee stock purchase plan	813	1,026
Common stock repurchased under the stock repurchase plan	(829)	(794)
Payment of principal on notes receivable from stockholders	624	1,415

Net cash provided by financing activities	1,929	4,306

Effect of exchange rate changes on cash	113	119

Net increase in cash and cash equivalents	13,215	6,924
Cash and cash equivalents at beginning of period	85,954	85,179

Cash and cash equivalents at end of period	$99,169	$92,103

Supplemental disclosures of cash flow information:
Income taxes paid	$6,395	$14,156

Non-cash investing and financing activity:
Unrealized gain on marketable securities	$470	$255

Contingent consideration (reversed from) accrued for the UltiMIS acquisition, net	$(290)	$1,000

Additional paid-in capital from issuance of stock warrant	$—	$(129)

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

        The following is a reconciliation of the shares used in the computation of basic and diluted net income per share (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2002	2001	2002	2001
Basic net income per share—weighted average number of common shares outstanding	40,420	39,942	40,292	39,676
Effect of potentially dilutive securities outstanding—unvested restricted stock and options	580	687	480	930

Shares used in diluted net income per share computation	41,000	40,629	40,772	40,606

        Options to purchase shares of common stock at a share price which is greater than the closing market price of the shares at the balance sheet date are not included in the computation of diluted earnings per share because the effect of their inclusion would be anti-dilutive. For each of the periods ended October 31, 2002 and 2001, 3,141,666 and 2,507,041, respectively, of options to purchase shares of common stock at an average share price of $20.86 and $22.77, respectively, were excluded from the computation of diluted EPS.

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

(3)    Restructuring Costs

        On August 6, 2001, in response to the general weakening of the worldwide economy and resulting IT spending slowdown, the Company announced and began to execute its plan to reduce workforce by approximately 12% or 45 positions affecting all parts of the organization and incur costs associated with the closure of facilities. The Company has realized and expects to continue to realize cost savings going forward as a result of this reduction and other cost savings initiatives implemented. The Company's reduction in work force and closure of facilities are substantially complete, and in connection with these actions, the Company recorded a restructuring charge in the third quarter of fiscal 2002 consisting principally of severance, payroll taxes and other employee benefits totaling $1.5 million and facilities closures totaling $1.0 million. The nature of the restructuring charges and the amounts paid through and accrued as of October 31, 2002 are summarized as follows (in thousands):

	Total	Paid	Accrued as of October 31, 2002
Severance, payroll taxes and other employee benefits	$1,483	$1,135	$348
Facilities closures	875	532	343
Legal and other miscellaneous	70	65	5

Total restructuring accrual	2,428	$1,732	$696

Fixed asset impairment	101

Total restructuring charges	$2,529

(4)    Goodwill and Other Intangibles

        In July 2001, the FASB approved the issuance of SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 provides guidance on how to account for goodwill and certain intangible assets after an acquisition is completed. The most substantive change is that goodwill and other indefinite life intangible assets can no longer be amortized but instead should be periodically tested for impairment. This statement applies to existing goodwill and intangible assets beginning with fiscal years starting after December 15, 2001. In the fiscal quarter ended April 30, 2002, the Company reevaluated its intangible asset lives and no adjustment to any of the useful lives was determined to be necessary. In the fiscal quarter ended July 31, 2002 and in accordance with Statement No. 142, the Company completed its initial transitional goodwill impairment test and concluded that there was no impairment of goodwill as of February 1, 2002. The annual impairment test required by SFAS No. 142 will be performed in the fourth fiscal quarter. No reclassification of intangible assets apart from goodwill was necessary as a result of the adoption of Statement No. 142. We have also stopped the amortization of approximately $29.2 million of goodwill beginning February 1, 2002. This reduction in amortization effective February 1, 2002 may affect the comparability of current period results of operations with prior periods.

        The following table discloses what reported net income and basic and diluted earnings per share would have been in all periods presented exclusive of amortization expense (including tax related effects, reported in thousands, except for per share amounts):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2002	2001	2002	2001
Net income:
Reported net income	$6,145	$3,263	$16,411	$12,866
Add back: Goodwill and work-force-in-place amortization, net of tax	—	935	—	2,777

Adjusted net income	$6,145	$4,198	$16,411	$15,643

Basic earnings per share:
Reported basic earnings per share	$0.15	$0.08	$0.41	$0.32
Add back: Goodwill and work-force-in-place amortization, net of tax	—	0.02	—	0.07

Adjusted basic earnings per share	$0.15	$0.10	$0.41	$0.39

Diluted earnings per share:
Reported diluted earnings per share	$0.15	$0.08	$0.40	$0.32
Add back: Goodwill and work-force-in-place amortization, net of tax	—	0.02	—	0.07

Adjusted diluted earnings per share	$0.15	$0.10	$0.40	$0.39

        In the second fiscal quarter ended July 31, 2002, the Company settled a dispute with the former principals of UltiMIS Corporation and as a result paid $710,000 of the $2.6 million earn-out consideration previously accrued. The Company also reversed $1.9 million of the earn-out in the second fiscal quarter ended July 31, 2002. The following table details the change in goodwill and work-force-in-place (in thousands):

Balance as of January 31, 2002	$29,165
Contingent consideration accrued (reversed) for the UltiMIS acquisition, net	(290)

Balance as of October 31, 2002	$28,875

        Intangible assets subject to amortization, net, consisted of the following (in thousands):

	Useful Life	As of October 31, 2002	As of January 31, 2002
Acquired technology	5 to 7 years	$27,626	$27,626
Non-compete agreements	1 year or less	944	944

		28,570	28,570
Less: accumulated amortization		11,005	7,600

		$17,565	$20,970

(5)    Stock Repurchase Program and Repurchase of Common Stock

        In August 2002, our Board of Directors authorized the repurchase of up to 1.0 million shares of our Common Stock from time to time in the open market or in privately negotiated block transactions. The Company will utilize any reacquired shares under this program for reissuance in connection with employee stock programs and general corporate purposes. In September 2002, the Company repurchased 71,000 shares of its common stock for cash at an average price of $11.68 per share. The timing and size of any future stock repurchases are subject to market conditions, stock prices, our cash position and other cash requirements going forward.

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

        In the most recent completed fiscal year ended January 31, 2002 and the first nine months of fiscal 2003 ending October 31, 2002, SERENA experienced a decrease in total revenue as total annual revenues were $98.6 million in fiscal 2002, versus $103.6 million in fiscal 2001 and $69.7 million in the first nine months of fiscal 2003 versus $74.2 million in the first nine months of fiscal 2002. The overall demand for the Company's software depends in large part on general and economic business conditions. The recent general weakening of the worldwide economy and resulting slowdown in IT spending contributed to the overall decrease in total revenues.

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

Critical Accounting Policies

        Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, trade accounts receivable and allowance for doubtful accounts, and accounting for income taxes.

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

Results of Operations

        References to the dollar and percentage increases or decreases set forth below in this discussion and analysis of SERENA's results of operations are derived from comparisons between SERENA's condensed consolidated statements of income and comprehensive income for the three and nine month periods ended October 31, 2002 to the condensed consolidated statements of income and comprehensive income for the three and nine month periods ended October 31, 2001.

        The following table sets forth our results of operations expressed as a percentage of total revenue. These operating results for the periods presented are not necessarily indicative of the results for the full fiscal year or any other period.

	Percentage of Revenue Three Months Ended October 31,		Percentage of Revenue Nine Months Ended October 31,
	2002	2001	2002	2001
Revenue:
Software licenses	47%	48%	45%	50%
Maintenance	45%	45%	47%	42%
Professional services	8%	7%	8%	8%

Total revenue	100%	100%	100%	100%

Cost of revenue:
Software licenses	1%	1%	1%	1%
Maintenance	6%	6%	6%	6%
Professional services	7%	6%	7%	7%

Total cost of revenue	14%	13%	14%	14%

Gross profit	86%	87%	86%	86%

Operating expenses:
Sales and marketing	27%	29%	28%	31%
Research and development	12%	14%	13%	14%
General and administrative	7%	7%	7%	7%
Stock-based compensation	—	—	—	—
Amortization of intangible assets, including goodwill in 2001	5%	9%	5%	8%
Restructuring charges	—	11%	—	3%

Total operating expenses	51%	70%	53%	63%

Operating income	35%	17%	33%	23%
Interest and other income, net	5%	7%	5%	6%

Income before income taxes	40%	24%	38%	29%
Income taxes	15%	10%	14%	12%

Net income	25%	14%	24%	17%

Revenue

        We derive revenue from software licenses, maintenance and professional services. Our total revenue increased $1.4 million or 6% to $24.6 million in the current fiscal quarter ended October 31, 2002 from $23.2 million in the same quarter a year ago. For the nine months ended October 31, 2002, total revenue decreased $4.5 million or 6% to $69.7 million from $74.2 million in the same nine month period a year ago. International sales represented approximately 36% and 30% of our total revenue in the current fiscal quarter and fiscal nine months ended October 31, 2002, respectively, as compared to 15% and 20% in the same quarter and nine months a year ago. International sales as a percentage of total revenues were greater in the current fiscal quarter and fiscal nine months, when compared to the same periods a year ago, in part due to several large transactions with one international customer in fiscal 2003. This single customer accounted for 16% of total revenue in the first nine months of fiscal 2003. No single customer accounted for 10% or more of total revenue in the same nine months a year ago.

        Software Licenses.    Software licenses revenue as a percentage of total revenue was 47% and 45% in the current fiscal quarter and fiscal nine months ended October 31, 2002, respectively, as compared to 48% and 50% in the same quarter and nine months a year ago. Software licenses revenue increased $0.4 million or 4% to $11.5 million in the current fiscal quarter from $11.1 million in the same quarter a year ago. For the nine month period ended October 31, 2002, software licenses revenue decreased $5.7 million or 15% to $31.5 million from $37.2 million in the same nine months a year ago. For the current fiscal quarter, when compared to the same quarter a year ago, the dollar increase is predominantly due to higher sales of our distributed systems products which grew 81% quarter over quarter, all partially offset by a decrease in sales from our mainframe ChangeMan products as a result of the continued slowdown in IT spending. For the current fiscal nine months ended October 31, 2002, when compared to the same nine months a year ago, the dollar decrease is generally attributable to a slowdown in IT spending as a result of the weak economic conditions in the U.S. and abroad and, to a lesser extent, sales execution delays and customers negotiating more aggressively on price and terms. For the current fiscal nine months, when compared to the same nine months a year ago, the slowdown in IT spending manifested itself in lower sales of our Comparex, StarTool FDM and ChangeMan ZMF products, all partially offset by increases in our ChangeMan ALM, ChangeMan DS, StarTool DA and StarTool APM products. In particular, sales of our ChangeMan ZMF, ChangeMan DS and Comparex products continue to make up a significant portion of our total software licenses revenue. These products accounted for $7.7 million or 67% and $20.3 million or 64% of total software licenses revenue in the current fiscal quarter and fiscal nine months ended October 31, 2002, respectively, as compared to $8.6 million or 77% and $26.7 million or 72% in the same quarter and nine months a year ago. The Company expects that its distributed systems revenues as a percentage of software licenses revenue will increase over time, and that ChangeMan ZMF, ChangeMan DS and Comparex will continue to account for a substantial portion of software licenses revenue in the future. We may experience a decrease or little growth in license revenue in the near term.

        Maintenance.    Maintenance revenue as a percentage of total revenue was 45% and 47% in the current fiscal quarter and fiscal nine months ended October 31, 2002, respectively, as compared to 45% and 42% in the same quarter and nine months a year ago. Maintenance revenue increased $0.7 million or 7% to $11.2 million in the current fiscal quarter from $10.5 million in the same quarter a year ago. For the nine months ended October 31, 2002, maintenance revenue increased $1.8 million or 6% to $33.0 million from $31.2 million in the same nine months a year ago. For both the quarter and nine months, the dollar increase reflects growth in installed software licenses base, as new licenses generally include one year of maintenance, renewals of maintenance agreements by existing customers and, to a lesser extent, maintenance price increases; all partially offset by some cancellations in Comparex maintenance contracts when the general weakening of the economy in the U.S. and abroad caused some customers to reevaluate and restrict IT spending. For the current fiscal nine months ended October 31, 2002, when compared to the same nine months a year ago, maintenance revenue as a percentage of total revenue increased as a result of reduced license revenues resulting from the general weakening of the economy and slowdown in IT spending which began predominantly in the second quarter of fiscal 2002.

        Professional Services.    Professional services revenue as a percentage of total revenue was 8% in both the current fiscal quarter and fiscal nine months ended October 31, 2002, as compared to 7% and 8% in the same quarter and nine months, respectively, a year ago. Professional services revenue increased $0.2 million or 12% to $2.0 million in the current fiscal quarter from $1.8 million in the same quarter a year ago. For the nine months ended October 31, 2002, professional services revenue decreased $0.6 million or 10% to $5.3 million from $5.9 million in the same nine months a year ago. For the current fiscal quarter ended October 31, 2002, when compared to the same quarter a year ago, the dollar increase is generally attributable to greater consulting opportunities resulting from our larger installed customer base and our expanded consulting service capabilities, all partially offset by the continued weak U.S. economy. For the fiscal nine months ended October 31, 2002, when compared to the same nine months a year ago, the dollar decrease is predominantly the result of a weak U.S. economy which generated declining license revenues and therefore fewer consulting opportunities and the deferral of existing consulting projects, all of which began predominantly in the second quarter of fiscal 2002.

Cost of Revenue

        Cost of revenue, which consists of cost of software licenses, cost of maintenance and cost of professional services, was 14% in both the current fiscal quarter and fiscal nine months ended October 31, 2002, as compared to 13% and 14% in the same quarter and nine months, respectively, a year ago. Cost of revenue increased $0.4 million or 14% to $3.6 million in the current fiscal quarter from $3.2 million in the same quarter a year ago. For the nine months ended October 31, 2002, cost of revenue decreased $0.2 million or 2% to $9.9 million from $10.1 million in the same nine months a year ago. In absolute dollar terms, the increase in the current fiscal quarter and the decrease in the current fiscal nine months, when compared to the same quarter and nine months a year ago, is consistent with the increase quarter over quarter and decrease nine months over nine months in total revenues. As a percentage of total revenue, cost of revenue has remained constant for the current fiscal quarter and fiscal nine months and the same periods a year ago as margins in software licenses, maintenance and professional services have remained constant over these same periods.

        Software Licenses.    Cost of software licenses consists principally of fees associated with our StarTool FDM products and, to a lesser extent, salaries, bonuses and other costs associated with our product release organization, and fees associated with integrating third party technology into our ChangeMan DS, ChangeMan ALM and ChangeMan ECP distributed systems products. Cost of software licenses as a percentage of total software licenses revenue was 3% in both the current fiscal quarter and fiscal nine months ended October 31, 2002 as compared to 3% and 2% in the same quarter and nine months, respectively, a year ago. Cost of software licenses increased $0.1 million or 10% to $0.4 million in the current fiscal quarter from $0.3 million in the same quarter a year ago. For the nine months ended October 31, 2002, cost of software licenses increased $0.3 million or 48% to $0.9 million from $0.6 million in the same nine months a year ago. In both percentage and absolute dollar terms, the increase is primarily due to increases in fees associated with our StarTool FDM products and, to a lesser extent, fees associated with integrating third party technology into our distributed systems products.

        Maintenance.    Cost of maintenance consists primarily of salaries, bonuses and other costs associated with our customer support organizations. Cost of maintenance as a percentage of total maintenance revenue was 13% in both the current fiscal quarter and fiscal nine months ended October 31, 2002 as compared to 12% and 13% in the same quarter and nine months, respectively, a year ago. Cost of maintenance increased $0.1 million or 10% to $1.4 million in the current fiscal quarter from $1.3 million in the same quarter a year ago. For the nine months ended October 31, 2002, cost of maintenance increased $0.1 million or 1% to $4.2 million from $4.1 million in the same nine months a year ago. For both the current fiscal quarter and fiscal nine months, when compared to the same quarter and nine months a year ago, the absolute dollar increase in cost of maintenance is primarily attributable to increases in expenses associated with our customer support organizations as a result of the growth in maintenance revenue, all partially offset by cost savings initiatives put in place as part of the Company's restructuring plans announced early in the third fiscal quarter of 2002. For both the current fiscal quarter and fiscal nine months ended October 31, 2002, when compared to the same quarter and nine months a year ago, cost of maintenance as a percentage of total maintenance revenue remained constant for all periods presented.

        Professional Services.    Cost of professional services consists of salaries, bonuses and other costs associated with supporting our professional services organization. Cost of professional services as a percentage of total professional services revenue was 91% and 90% in the current fiscal quarter and fiscal nine months ended October 31, 2002, respectively, as compared to 86% and 89% in the same quarter and nine months a year ago. Cost of professional services increased $0.3 million or 19% to $1.8 million in the current fiscal quarter from $1.5 million in the same quarter a year ago. For the nine months ended October 31, 2002, cost of professional services decreased $0.5 million or 10% to $4.7 million from $5.2 million in the same nine months a year ago. For the current fiscal quarter, when compared to the same quarter a year ago, the dollar increase is attributable to increases in third party contractor costs associated with supporting the increase in professional services revenues. For the fiscal nine months ended October 31, 2002, when compared to the same nine months a year ago, the dollar decrease is attributable to a decrease in professional services revenues and cost savings initiatives put in place as part of the Company's restructuring plans announced early in the third fiscal quarter of fiscal 2002.

Operating Expenses

        Sales and Marketing.    Sales and marketing expenses consist primarily of salaries, commissions and bonuses, payroll taxes, and employee benefits as well as travel, entertainment and marketing expenses. Sales and marketing expenses as a percentage of total revenue were 27% and 28% in the current fiscal quarter and fiscal nine months ended October 31, 2002, respectively, as compared to 29% and 31% in the same quarter and nine months a year ago. Sales and marketing expenses decreased $0.3 million or 4% to $6.5 million in the current fiscal quarter from $6.8 million in the same quarter a year ago. For the nine months ended October 31, 2002, sales and marketing expenses decreased $3.4 million or 15% to $19.5 million from $22.9 million in the same nine months a year ago. For both the current fiscal quarter and fiscal nine months, when compared to the same quarter and nine months a year ago, the decreases in sales and marketing expenses as a percentage of total revenue and in absolute dollar terms are attributable to cost savings initiatives put in place as part of the Company's restructuring plans announced early in the third fiscal quarter of 2002. In absolute dollar terms, we expect sales and marketing expenses to increase as we continue to hire additional sales and marketing personnel, market our distributed systems products and undertake additional marketing programs.

        Research and Development.    Research and development expenses consist primarily of salaries, bonuses, payroll taxes, and employee benefits and costs attributable to research and development activities. Research and development expenses as a percentage of total revenue were 12% and 13% in the current fiscal quarter and fiscal nine months ended October 31, 2002, respectively, as compared to 14% in both the same quarter and nine months a year ago. Research and development expenses decreased $0.1 million or 5% to $3.0 million in the current fiscal quarter from $3.1 million in the same quarter a year ago. For the nine months ended October 31, 2002, research and development expenses decreased $1.6 million or 15% to $8.9 million from $10.5 million in the same nine months a year ago. For both the current fiscal quarter and fiscal nine months, when compared to the same quarter and nine months a year ago, the decreases in research and development expenses as a percentage of total revenue and in absolute dollar terms are primarily attributable to cost savings initiatives put in place as part of the Company's restructuring plans announced early in the third fiscal quarter of 2002, partially offset by the continued expansion of our research and development efforts to enhance existing products and develop our distributed systems products. We expect research and development expenses to increase, both in absolute dollar terms and as a percentage of total revenue, as we continue to hire additional research and development personnel primarily to develop our distributed systems product suite.

        General and Administrative.    General and administrative expenses consist primarily of salaries, bonuses, payroll taxes, and benefits and certain non-allocable administrative costs, including legal and accounting fees and bad debts. General and administrative expenses as a percentage of total revenue were 7% for the current fiscal quarter and fiscal nine months ended October 31, 2002 as well as for the same quarter and nine months a year ago. General and administrative expenses increased $0.2 million or 12% to $1.8 million in the current fiscal quarter from $1.6 million in the same quarter a year ago. For the nine months ended October 31, 2002, general and administrative expenses increased $0.3 million or 5% to $5.2 million from $4.9 million in the same nine months a year ago. General and administrative expenses were unchanged as a percentage of total revenue for all periods presented, and in absolute dollars increased only slightly for all periods presented predominantly due to increases in infrastructure and insurance costs, all partially offset by efficiency gains and cost controls put in place as part of the Company's restructuring plans announced early in the third fiscal quarter of 2002. We expect general and administrative expenses to increase in absolute dollar terms as we expand our infrastructure and our operations in the future.

        Amortization of Goodwill and Other Intangible Assets.    In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangibles, which the Company has adopted effective February 1, 2002. Accordingly, with the commencement of fiscal 2003, the Company no longer amortizes goodwill but instead reviews goodwill for impairment annually. On a prospective basis, we expect amortization expense for our intangible assets with finite lives to be approximately $1.1 million per quarter through fiscal 2004. These intangible assets will be fully amortized by the end of fiscal 2008. Of the total intangible assets, $1.1 million and $3.4 million was amortized in the current fiscal quarter and fiscal nine months ended October 31, 2002, respectively, as compared to $2.1 million and $6.3 million in the same quarter and nine months a year ago. The year ago periods include amortization of goodwill and identifiable assets with indefinite lives that is now not being amortized under SFAS 142. (See Note 4 of Notes to Condensed Consolidated Financial Statements for additional information related to SFAS 142 and intangibles amortization.)

        Restructuring Charges.    Early in the year ago third fiscal quarter ended October 31, 2001, in response to the general weakening of the worldwide economy and resulting IT spending slowdown, the Company announced and began to execute its plan to reduce workforce by approximately 12% or 45 positions affecting all parts of the organization and incur costs associated with the closure of facilities. The Company has realized and expects to continue to realize cost savings going forward as a result of this reduction and other cost savings initiatives implemented. The Company's reduction in work force and closure of facilities are substantially complete, and in connection with these actions, the Company recorded a restructuring charge in the year ago third fiscal quarter ended October 31, 2001 consisting principally of severance, payroll taxes and other employee benefits totaling $1.5 million and facilities closures totaling $1.0 million. (See Note 3 of Notes to Condensed Consolidated Financial Statements for additional information related to the restructuring charge taken in the year ago third fiscal quarter.)

Interest and Other Income, net

        Interest and Other Income, net.    Interest and other income, net decreased $0.3 million or 21% to $1.2 million and decreased $1.2 million or 24% to $3.6 million in the current fiscal quarter and fiscal nine months ended October 31, 2002, respectively, from $1.5 million and $4.8 million in the same quarter and nine months a year ago. The dollar decreases in interest and other income, net is generally due to reduced market interest rates, partially offset by increases in balances on interest-bearing accounts, such as cash and cash equivalents, and both short and long-term investments, resulting from accumulation of earnings.

Income Taxes

        Income Taxes.    Income taxes in absolute dollars were $3.8 million and $10.1 million in the current fiscal quarter and fiscal nine months ended October 31, 2002, respectively, and were based on a fiscal 2003 effective tax rate of 38%. This compares with income taxes of $2.3 million and $8.9 million in the same quarter and nine months, respectively, a year ago, and were based on a fiscal 2002 effective tax rate of 41%. The decrease in the effective tax rate from fiscal 2002 to fiscal 2003 is primarily due to a decrease in nondeductible charges resulting from the elimination of goodwill amortization which became effective upon the Company's adoption of SFAS No. 142 on February 1, 2002. For both the current fiscal quarter and fiscal nine months ended October 31, 2002, when compared to the same quarter and nine months a year ago, the increase in income taxes in absolute dollars is due to an increase in taxable income from the year ago quarter and nine months, partially offset by the decrease in the effective tax rate from the year ago quarter and nine months. SERENA's effective income tax rate has historically benefited from the United States research and experimentation tax credit and tax benefits generated from export sales made from the United States.

Liquidity and Capital Resources

        Since SERENA's inception, we have financed our operations and met our capital requirements through cash flows from operations. As of October 31, 2002, SERENA had $99.2 million in cash and cash equivalents and an additional $27.4 million and $49.1 million in short and long-term investments, respectively, consisting principally of high grade commercial paper, certificates of deposit, and short and long-term bonds. Cash flows provided by operating activities were $18.2 million and $25.9 million in the current fiscal nine months ended October 31, 2002 and the same nine months a year ago, respectively. In the current fiscal nine months, SERENA's cash flows provided by operating activities exceeded net income principally due to a decrease in trade accounts receivable, the inclusion of non-cash expenses in net income, and cash collections in advance of revenue recognition for maintenance contracts; all partially offset by a decrease in income taxes payable. In the same nine months a year ago, SERENA's cash flows provided by operating activities exceeded net income principally due to the inclusion of non-cash expenses in net income and an increase in income taxes payable; all partially offset by an increase in trade accounts receivable and a decrease in accrued expenses. In both the current fiscal nine months and the same nine months a year ago, cash used in investing activities were primarily related to the net purchase of short and long-term investments totaling $5.0 million and $22.2 million, respectively, and to a lesser extent, purchases of computer equipment and office furniture and equipment totaling $1.3 million in both periods. In the current fiscal nine months only, cash used in investing activities also included cash paid for the UltiMIS Corporation earn-out totaling $0.7 million. In both the current fiscal nine months and the same nine months a year ago, cash flows from financing activities were related to the exercise of stock options under the employee stock option plan totaling $1.3 million and $2.7 million, respectively, the sale of common stock under the employee stock purchase plan totaling $0.8 million and $1.0 million, respectively, and the payment of principal on notes receivable from stockholders totaling $0.6 million and $1.4 million, respectively; all partially offset by the repurchase of common stock under the stock repurchase plan totaling $0.8 million in both periods.

        At October 31, 2002, the Company did not have any material commitments for capital expenditures and had no revolving credit agreements or other term loan agreements with any banks or other financial institutions.

        At October 31, 2002, the Company had working capital of $113.2 million, trade accounts receivable, net of allowances, of $17.6 million and total deferred revenues of $30.8 million.

        The Company has noncancelable operating lease agreements for office space that expire between calendar 2002 and 2008. Minimum lease payments are as follows (in thousands):

Fiscal Year Ending January 31,
2003 (Fourth fiscal quarter only)	$398
2004	1,426
2005	1,338
2006	1,186
2007	807
Thereafter	842

$5,997

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

We Have Relied and Expect to Continue to Rely on Sales of Our Mainframe Products for Our Revenue

        Historically, the majority of our software license revenue has resulted from the sale of our mainframe products. Any factors adversely affecting the pricing of, demand for or market acceptance of our mainframe products, such as competition or technological change, could materially adversely affect our business and quarterly and annual operating results. In particular, ChangeMan ZMF and Comparex, two of our mainframe products, have been responsible for a substantial majority of our revenue. In the current fiscal quarter ended October 31, 2002 and the same quarter a year ago, sales of ChangeMan ZMF and Comparex together accounted for approximately 54% and 68% of our total software licenses revenue, respectively. We expect that these products will continue to account for a large portion of our software licenses revenue for the foreseeable future. Our future operating results depend on the continued market acceptance of our mainframe products, including future enhancements.

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

        Risks of International Operations.    International sales represented approximately 36% and 15% of our total revenue in the current fiscal quarter ended October 31, 2002 and the same quarter a year ago, respectively. Our international revenue is attributable principally to our European operations. Our international operations are, and any expanded international operations will be, subject to a variety of risks associated with conducting business internationally that could materially adversely affect our business and future quarterly and annual operating results, including the following:

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

        Mainframe Competition.    We currently face competition from a number of sources, including:

  •
  Customers' internal IT departments

  •
  Providers of SCM products that compete directly with ChangeMan ZMF and Comparex such as Computer Associates, IBM and smaller private companies

  •
  Providers of SCM application development programmer productivity and system management products such as Compuware, IBM and smaller private companies

        Competition in the Distributed Systems SCM Market.    We also face significant competition as we develop, market and sell our distributed systems products, including ChangeMan DS, ChangeMan ALM, ChangeMan ECP and ChangeMan WCM. If we are unable to successfully penetrate the distributed systems SCM market, our business and future quarterly and annual operating results will be materially adversely affected. Penetrating the existing distributed systems SCM market will be difficult. Competitors in the distributed systems market include Rational Software, Computer Associates, MERANT, Microsoft, Interwoven, Documentum and other smaller private companies.

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

We May Not Be Able to Recruit and Retain the Personnel We Need to Succeed

        Our future success will likely depend in large part on our ability to attract and retain experienced sales, technical, marketing and management personnel. In addition, we will need to attract and retain sufficient numbers of qualified software engineers, as well as sales and marketing and support personnel, to successfully develop, market and support our distributed systems product suite. Competition for such personnel in the computer software industry is intense, and in the past we have experienced difficulty in recruiting qualified personnel, especially developers and sales personnel. We expect competition for qualified personnel to remain intense, and we may not succeed in attracting or retaining such personnel. If we do not, this could materially adversely affect our business and future quarterly and annual operating results. In addition, new employees generally require substantial training in the use of our products. This training will require substantial resources and management attention.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

        The Company does not have derivative financial instruments in its investment portfolio and has no foreign exchange contracts. Its financial instruments consist of cash and cash equivalents, short and long-term investments, trade accounts receivable and accounts payable. The Company considers investments in highly liquid instruments purchased with a remaining maturity of 90 days or less to be cash equivalents. All of the Company's cash equivalents and short and long-term investments principally consist of commercial paper and debt securities, and are classified as available-for-sale as of October 31, 2002. The Company's exposure to market risk for changes in interest rates relates primarily to its short and long-term investments and short-term obligations, thus, a hypothetical 10% fluctuation in interest rates would not have a material impact on the fair value of these securities.

        Sales to foreign countries accounted for approximately 36% and 30% of the total revenue during the quarter and nine months, respectively, ended October 31, 2002. Because the Company invoices certain of its foreign sales in currencies other than the United States dollar, predominantly the British pound and euro, and does not hedge these transactions, fluctuations in exchange rates could adversely affect the translated results of operations of the Company's foreign subsidiaries. Therefore, foreign exchange fluctuation could create a risk of significant balance sheet gains or losses on the Company's consolidated financial statements. However, given the Company's foreign subsidiaries' net book values as of October 31, 2002 and net cash flows for the most recent fiscal quarter and nine months then ended and fiscal year ended January 31, 2002, the Company does not believe that a hypothetical 10% fluctuation in foreign currency exchange rates would have a material impact on its financial position or results of operations.

        Intangible Asset Risk.    We have a substantial amount of intangible assets. Although at October 31, 2002 we believe our intangible assets are recoverable, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. We continue to monitor those assumptions and their consequent effect on the estimated recoverability of our intangible assets.

ITEM 4. Controls and Procedures

        Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

        There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation by the Company's principal executive officer and principal financial officer, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits

Exhibit Number		Exhibit Title
99.1(a	)	Certification of Chief Executive Officer and Chief Financial Officer
    (a)
    filed herewith.

  (b)
  Reports on Form 8-K

    No reports on Form 8-K were filed by the Company during the quarter ended October 31, 2002.

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

Date: December 13, 2002

CERTIFICATIONS

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

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 13, 2002

By:	/s/ MARK E. WOODWARD Mark E. Woodward President and Chief Executive Officer and Director

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

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 13, 2002

By:	/s/ ROBERT I. PENDER, JR. Robert I. Pender, Jr. Vice President, Finance and Administration, Chief Financial Officer (Principal Financial and Accounting Officer) and Director

EXHIBIT INDEX

Exhibit No.	Description
99.1	Certification of Chief Executive Officer and Chief Financial Officer

QuickLinks

INDEX
PART I—FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
SERENA SOFTWARE, INC. Condensed Consolidated Balance Sheets (In thousands, except share data) (Unaudited)
SERENA SOFTWARE, INC. Condensed Consolidated Statements of Income and Comprehensive Income For the Three Months and Nine Months Ended October 31, 2002 and 2001 (In thousands, except per share data) (Unaudited)
SERENA SOFTWARE, INC. Condensed Consolidated Statements of Cash Flows For the Nine Months Ended October 31, 2002 and 2001 (In thousands) (Unaudited)
  ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
  ITEM 4. Controls and Procedures
PART II—OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATIONS
EXHIBIT INDEX