Form 10-K
period 2003-01-31
SERENA SOFTWARE INC
filed 2003-04-29
CIK 1073967

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-25285

SERENA SOFTWARE, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-2669809
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2755 Campus Drive, 3rd Floor, San Mateo, California	94403-2538
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 650-522-6600

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

Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Yes  ☒    No  ☐

The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the closing sale price of the Common Stock on July 31, 2002, as reported on the Nasdaq National Market, was approximately $221,048,786. Shares of Common Stock held by each executive officer and director and by each person who may be deemed to be an affiliate of the Registrant have been excluded from this computation. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 31, 2003, the Registrant had 40,323,065 shares of Common Stock, $0.001 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant has incorporated by reference into Part III of this Form 10-K portions of its Proxy Statement for the 2003 Annual Meeting of Stockholders, which is currently scheduled to be held on June 27, 2003.

SERENA SOFTWARE, INC.

ANNUAL REPORT ON FORM 10-K

PART I

Item 1.   Business

This report contains forward-looking statements under the Private Securities Reform Act of 1995. Certain statements under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report are “forward-looking statements.” These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements contained in this report that are not historical facts. When used in this report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors discussed under “Factors That May Affect Future Results” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in, or incorporated by reference into, this report. Factors that could cause or contribute to such differences include but are not limited to, our reliance on our mainframe products for revenue; the percentage of license revenue typically closed at the end of each quarter making estimation of operating results prior to the end of the quarter extremely uncertain; weak economic conditions worldwide which may continue to affect the overall demand for software and services, which has resulted in and could continue to result in decreased revenues or lower revenue growth rates; changes in revenue mix and seasonality; our ability to deliver our products on the distributed systems platform; dependence on revenues from our installed base; continued demand for additional mainframe MIPS capacity; expansion of our professional services and international organizations; and our ability to manage our growth. We assume no obligation to update the forward-looking information contained in this report.

Overview

SERENA is a leading provider of infrastructure software to manage change to enterprise applications. Our products and services are used to manage and control application change for organizations whose business operations are dependent on managing information technology, or IT. In our 22 year history, we have developed highly effective solutions for managing software change that enable our customers to improve their return on IT investments by improving application availability, accelerating time to market, and increasing programmer productivity while reducing application development and IT infrastructure maintenance costs. All large companies have a process for managing change to their internally developed applications, including new version releases, “bug fixes,” upgrades and application introductions. Our products help IT managers manage changes to applications by automating and enforcing the process throughout the application life cycle. Our consulting services help companies improve their process by identifying where their current practices deviate from standard practices and making appropriate recommendations. As of January 31, 2003, our products have been installed in over 2,750 customer sites worldwide and our customers include 42 of the Fortune 50 companies such as American Express, UBS AG, Duke Energy, Capital One, Bank of America, Caterpillar, Safeway, General Electric, IBM, MetLife, Prudential, and SBC Communications.

The Company was incorporated in California in 1980 and reincorporated in Delaware in 1998. Unless the context otherwise requires, references in this report to “SERENA” and the “Company” refer to SERENA Software, Inc., a Delaware corporation, and its predecessor, SERENA Software International, Inc., a California corporation. The Company’s executive offices are located at 2755 Campus Drive, 3rd Floor, San Mateo, California 94403-2538 and its telephone number is (650) 522-6600.

Industry Background

The evolution of enterprise computing from centralized, mainframe-based computing to distributed, client/server and Web-based computing has added substantial complexity in recent years to the management of IT infrastructures. Today’s IT environment is characterized by distributed information systems, applications and networks, comprising a wide range of hardware platforms, operating systems, databases, software and content development tools, networking protocols and packaged and internally developed software. This distributed computing environment has fueled a proliferation of applications disseminated throughout the enterprise as departments and individual users have been empowered to independently sponsor applications. These applications must be continually maintained and often enhanced to be compatible with emerging technologies and to keep pace with a dynamic business environment. The advent of the Internet, intranets, extranets, and Web Services has added further complexity by stimulating the development of new applications, extending the reach of applications throughout and beyond the enterprise while placing a higher premium on speed, quality and, more recently, cost containment.

The mainframe has continued to be a critical component of IT infrastructures. Many IT organizations maintain applications that are vital to their business on the mainframe because of its unmatched performance, reliability and security. According to the Yankee Group, 70% of mission critical applications in Fortune 1000 companies run on mainframe computers. As organizations implement initiatives to increase their agility and responsiveness to customer demands, they are typically creating and integrating applications over a multi-tier, multi-platform architecture. Often these application architectures contain a mainframe application utilizing data in a mainframe database, a middle-tier of UNIX, LINUX or Window NT servers, and a Web browser client or Web Service interface.

Software change management (“SCM”) products have historically focused on managing change to applications running on a single platform. Early eBusiness initiatives, and more recent Service Oriented Architectures, have resulted in an increasing demand for multi-platform, multi-application infrastructures to manage change. These new application architectures require coordination and control across a complex set of operating systems, application platforms, databases, and Web Servers. Managing change to the client interface, often a Web Page, or to the Service interface, often based on XML, is a critical component of the infrastructure.

SERENA’s solution is designed to meet these complex challenges by delivering a single point of control to manage change to software code and content for applications running across the enterprise from the mainframe to the Web throughout the application life cycle (“Enterprise Change Management” or “ECM”). Demand drivers for ECM include the continued re-engineering of business value delivery chains to take advantage of Web efficiencies, the importance of the change process in providing business continuity, the trend toward development and application outsourcing, and the emergence of Web services.

Any application change including new version releases, new interfaces and services, “bug fixes,” upgrades and application introductions, if not managed effectively, has the potential to cause system outages or corrupt data. These, in turn, could result in disruption throughout the enterprise and lost business. For example, a single, mismanaged software component update to an application could have catastrophic results in such critical systems as customer billing and securities trading. Change in applications can occur at all phases of the application life cycle, from design and analysis to development, through testing and production and into post-deployment support and maintenance. Many critical applications are in a constant state of change due to rapidly evolving business and regulatory conditions. Application change can also be driven by company merger, acquisition, or divestiture activities. With the customer facing nature of many enterprise applications, the importance of application uptime has increased significantly.

Still many organizations attempt to address their ECM and SCM requirements internally either with paper based, manually implemented policies and procedures or by developing and maintaining their own software solutions. These internal solutions generally require substantial IT resources, have lengthy implementation cycles, lack the robust functionality of commercially available products, frequently fail and are not cost effective. In addition, supporting these applications diverts critical resources from the company’s core business. To overcome the costs and risks associated with internally developed software change management solutions, many organizations are now seeking commercially developed SCM solutions that enable them to cost effectively manage and control change throughout the software application life cycle and across the enterprise. We believe sophisticated SCM and ECM solutions are required as organizations face increasingly complex and distributed IT infrastructures, limited IT resources, remote IT project teams and tight budget constraints.

SERENA provides a full suite of enterprise change management products and services for managing and controlling change throughout the application life cycle from the mainframe to the Web. Our product suite automates the management of the application life cycle and creates an IT environment that facilitates concurrent development efforts by separate programming teams, improves process consistency, enhances application integrity and protects valuable application assets. We have brought to market products that allow customers to manage Web content changes along with software changes to custom applications as well as packaged applications in order to more completely meet the requirements of today’s enterprise applications. Key components of our solution are comprehensive product functionality, a high level of adaptability and ease of use and implementation, the use of our consulting services which complement our product offerings, and improved return on IT investment. Key components of our strategy include maintaining our technology leadership, extending our ECM solutions, leveraging our worldwide customer base, continuing to expand consulting services offerings, expanding global sales, and pursuing strategic relationships and acquisitions.

Products

SERENA develops, markets and supports an integrated suite of products for managing and controlling change across the enterprise throughout the application life cycle. The SERENA solution automates the application life cycle and creates an IT environment that improves process consistency, enhances software integrity and protects valuable application assets. Our products significantly improve developer productivity, operational efficiency, application availability, and customers’ return on IT investments, while reducing costs across the entire application lifecycle.

The Serena™ ChangeMan® product family includes products that manage change in the mainframe z/OS and OS/390 environments and products that manage change in distributed and other proprietary environments, including Microsoft Windows, UNIX, LINUX, AS/400, HP Non-Stop and HP e3000. Serena ChangeMan ECP is a customizable enterprise change portal giving customers a single point of control for application change reporting and approvals for applications running across virtually all major platforms from the mainframe to the Web. Serena ChangeMan ALM manages processes and workflow throughout the application life cycle and is used often to manage change requests. In 2002, we introduced new enhancements to virtually all of our SERENA ChangeMan product family, further advancing integrations and platform support, including HP Non-Stop and Linux on the Mainframe. Serena ChangeMan SSM manages change to mainframe system software and is used for disaster recovery and to maintain business continuity.

Serena Comparex and the Serena StarTool product family comprise a comprehensive suite of products designed to improve mainframe application availability. This functionality includes file and data management, data comparison, fault analysis, application performance management, input/output optimization, and application test debugging.

SERENA’s strategy is to integrate its Serena ChangeMan and Serena StarTool product families to provide a higher level of automation, quality and productivity improvements for customers who purchase our entire solution. In October 2002, Serena StarTool DA, SERENA’s fault analysis product was enhanced to include integration with Serena ChangeMan ZMF. The integration allows the StarTool DA users to obtain COBOL source code from the Serena ChangeMan ZMF repository. This improves quality by ensuring that the up-to-date source code is used in the debugging process, and enhances productivity by eliminating the step of maintaining multiple copies of the source code. In March 2003, we further extended this strategy by integrating Serena StarTool FDM with Serena ChangeMan ZMF.

Customers typically purchase our distributed systems products under a “per user” based perpetual license. Customers typically purchase our mainframe products under Million Instructions Per Second, or MIPS-based, perpetual licenses. A description of MIPS-based licenses is included in the “Overview” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following products comprise the Serena ChangeMan product family, Serena Comparex and the Serena StarTool product family:

	Year Product
Product Name	First Introduced	Last Released	Brief Description

The Serena ChangeMan product family:

Serena ChangeMan ZMF	1988	2002	Provides automated infrastructure to control and manage mainframe software change

Serena ChangeMan DS	1993	2002	Provides automated infrastructure to control and manage software change for distributed systems

Serena ChangeMan ECP	2000	2002	Single point of control for approvals and reports mainframe to Web; customizable interface; links mainframe and distributed change packages for enterprise change solution

Serena ChangeMan ALM	2000	2002	Manages processes throughout the application development life cycle

Serena ChangeMan WCM	2001	2002	Provides automated infrastructure to control and manage software and Web content changes within a single integrated environment

Serena ChangeMan ZDD	2001	2002	Allows desktop developers working in their chosen graphical IDE to develop mainframe application code under control of Serena ChangeMan ZMF

Serena ChangeMan M+R	1994	2001	Merges versions of programs to enable mainframe concurrent development

Serena ChangeMan SSM	1993	2001	Detects, tracks and synchronizes changes in multiple environments to improve system integrity and recoverability

Serena Comparex:

Serena Comparex	1981	2001	Performs data comparison for mainframe application testing and software quality

Serena StarTool product family:

Serena StarTool FDM	1989	2002	Facilitates complex mainframe file and data management tasks

Serena StarTool DA Batch and CICS	1995	2002	Automates mainframe dump and abend analysis and speeds application problem solving activities

Serena StarTool APM	2000	2002	Monitors and records information for mainframe application performance/tuning activities

Serena StarTool IOO	1987	2002	Automatically optimizes mainframe application I/O operations

Serena StarTool RB VSAM	1999	2000	Performs record level backup and restore utility for mainframe VSAM data

Serena ChangeMan ZMF, our flagship product, is a comprehensive SCM solution that provides an automated infrastructure to help customers manage and control change throughout the software application life cycle for z/OS and OS/390 environments. SERENA ChangeMan ZMF is a flexible, compatible SCM solution that supports multiple operating systems and database platforms and integrates easily with customers’ existing IT environments by using standard IBM programming languages and working with existing customer security systems, libraries and inventory lists. Serena ChangeMan DS is a comprehensive SCM solution that provides an automated infrastructure to help customers manage and control change throughout the software application life cycle for Windows, UNIX, LINUX, OS/390 USS, OS/400, HP Non-Stop and MPE/iX environments. Both Serena ChangeMan ZMF and Serena ChangeMan DS manage change by coupling application development, build management, and application deployment. They provide developers and their managers with technological control and integrity throughout the development process enabling them to focus on software quality and reliability. Each product automates the critical components of application change during the software application life cycle including the management of concurrent development efforts by separate programming teams, impact analysis, version control, build and release management, online management of approvals and authorizations, code freezing to prevent further development while testing and auditing, promotion of fixed code into production, and automating the back out of erroneous changes.

Serena ChangeMan ECP is a customizable enterprise change portal for managing enterprise change from a Web browser. Serena ChangeMan ECP allows customers to approve changes and view reports from Serena ChangeMan ZMF or Serena ChangeMan DS, giving them a single point of control for change related approvals and reports from the mainframe to the Web. For mainframe users, this is faster, less complicated and more visually appealing than the previous method of logging on to a “green screen” via the Time Sharing Option. Managers can also link change packages across platforms and applications and manage them throughout the life cycle and personalize their view of enterprise change with the product’s MyChangeMan feature.

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

Serena ChangeMan WCM is a comprehensive solution for the management of change for both software and Web content. It is a single integrated solution, which contains the SCM capabilities of Serena ChangeMan DS and extends that control to Web content. Serena ChangeMan WCM provides a comprehensive solution for managing both the assets and the process for Web based application development and deployment. Web developers, site architects, Web content contributors and testing personnel all work in a collaborative fashion to bring Web projects to market. Serena ChangeMan WCM provides the control, auditability and flexibility that today’s Web environments require.

Serena ChangeMan ZDD, for zSeries desktop development, allows desktop developers working in their chosen graphical IDE to develop mainframe application code under control of Serena ChangeMan ZMF. The mainframe files are available through Windows Explorer and remain on the mainframe eliminating costly file transfer issues.

Serena ChangeMan M+R facilitates the management of multiple versions of mainframe software by providing a comprehensive comparison tool that can merge up to eight versions of source code into a single version, and produces a report that compares the different versions and clearly identifies differences and conflicts. M+R can reduce application development costs by enabling separate programming teams to work concurrently on the same parts of an application. By merging different versions of a program’s source code to provide a consolidation of each team’s changes, Serena ChangeMan M+R greatly reduces implementation time and improves the quality of new releases. Serena ChangeMan M+R can be closely integrated with Serena ChangeMan ZMF to provide enhanced concurrent development capabilities.

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

Serena StarTool DA Batch and CICS are dump management, distribution, analysis and diagnostic systems for both mainframe system and application “abends” or abnormal terminations. Serena StarTool DA is able to display the failing instruction down to the source code level for both COBOL and Assembler Language and display the last transaction screen for CICS failures. Serena StarTool DA reduces the time it takes to analyze code information for solving application abends in batch, CICS and DB2 applications.

Serena StarTool APM is a mainframe performance measurement and analysis system that helps to resolve OS/390 job performance issues, whether those jobs are applications, subsystems or tasks. Serena StarTool APM provides performance statistics and allows developers to tune specific areas of an application.

Serena StarTool IOO is an integrated optimization system that automatically tunes the major components of OS/390’s I/O processing functions to achieve throughput improvements both in batch and on-line. By using Serena StarTool IOO, customers have been able to reduce job turnaround time.

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

Products Under Development

SERENA continues to execute on its vision of managing change to enterprise applications from a single point of control by enhancing existing products and releasing new products based on market requirements. SERENA is focused on improving the functionality and usability of our products worldwide, expanding our integration with important solutions offered by third parties, and increasing the integration among our suites and product families so customers can more readily access the quality, speed and cost advantages of our Enterprise Change Management solutions.

One of the cornerstones of SERENA’s Enterprise Change Management advantage today is its support of the broad range of platforms and applications prevalent in large enterprises. Additionally, we continue to deliver support for other operating environments that are important to our customers such as the HP Non-Stop system. Today’s environments place an increasing importance on packaged applications, such as Enterprise Resource Planning (“ERP”) systems. We introduced support for SAP ERP systems in June 2002, becoming the only SCM company to achieve SAP Certification. As testing is a critical component of any application development and deployment project, we integrated our Serena ChangeMan ALM product with Mercury Interactive’s Test Director. This integration allows customers to integrate the testing process with the rest of their development and deployment process, further increasing efficiencies and encouraging collaboration between teams.

Mainframe development continues to evolve. Working with our customers, we recognized the trend for increasing complexity in mainframe development and the need for managing multiple simultaneous projects. To assist in this effort, we released the Enterprise Release Option (“ERO”) to our Serena ChangeMan ZMF product in August 2002. This option allows companies to manage changes to an application that spread across not only components, but also across time, allowing them to assure the quality of the application while increasing the efficiencies of the development organization.

Continuing SERENA’s tradition of customer focused innovation, we were the first company to introduce an XML interface to a mainframe SCM product when we announced SERENA XML Services in August 2002. XML forms the basic communications technology supporting multiple integration strategies in the industry, including Web Services. The introduction of SERENA XML Services represents a significant event by opening up this critical infrastructure to much easier integration with a variety of other applications in the IT environment, such as Help Desk and Project / Portfolio management systems.

SERENA’s strategy is to integrate its Serena ChangeMan and Serena StarTool product families to provide a higher level of automation, quality and productivity improvements for customers who purchase our entire solution. Having access to the change history and the relevant source or load modules contained in our SERENA ChangeMan product family is critical to the fault analysis, application performance management, application testing and debugging and file and data management functions performed by our SERENA StarTool product family. SERENA is enhancing both our Serena ChangeMan and Serena StarTool product families to provide this integration. The releases containing this integration can be expected throughout 2003.

SERENA may be unable, for technological or other reasons, to develop and introduce these products in a timely manner. Any failure by us to successfully develop, market, sell and support distributed systems products would have a material adverse effect on our business, operating results and financial condition. See “Factors That May Affect Future Results—Our Introduction of SERENA SCM Products for Distributed Systems May Not Be Successful” and “We May Experience Delays in Developing Our Products Which Could Adversely Affect Our Business.”

Technology

SERENA has a number of core technologies that provide the ability to enhance and develop products rapidly and reliably. These technologies fall into two broad categories: development tools and technology infrastructure.

The major development tool used in developing SERENA’s distributed products is a fourth generation Rapid Application Development (RAD) tool developed entirely in Java. This object oriented integrated development environment provides developers with libraries of objects which represent process, workflow and change management primitives from which existing products can be enhanced and new products can be developed. This tool allows the building of reusable components that can then be shared among the product suite. The technology works as a multi-tier client server architecture mirroring the applications that it generates. One key feature of the technology is its ability to allow development for multiple target platforms from one single code base. Each of our major distributed systems products was developed using this tool.

We use our own product to manage changes within our own application development life cycle. On the mainframe and the distributed platforms the Serena ChangeMan family is used extensively to develop the products. SERENA’s testing and fault analysis tools are used to diagnose errors and provide test coverage. Where third party tools are used, these are integrated with the SERENA development tools to ensure optimal productivity.

Our inventory of change management components is extensive and allows for the rapid development of products. Some of these key infrastructure components are:

•	The SERNET® technologies are mainframe and distributed components that are proven and reliable and already part of many of the mainframe products. SERNET provides a broad platform for customers and third parties to integrate into SERENA’s technology base. These interfaces which are provided natively and with language specific “wrappers’, such as Java, C++ etc., facilitate integration of vended and home grown solutions into the multi-platform and distributed world of software change management.

•	Platform agent technology is at the heart of the distributed systems technology to deal with the complexities of multi-platform, multi-vendor implementations of a development environment. This technology provides for small footprint applications to run on a wide variety of platforms and to transfer artifacts under change management control. This enables complex architectures to be implemented quickly and simply. Some of the key features of this technology are facilities designed to minimize the network traffic by detecting if the data being transferred is already at the target site and the sophisticated routing capability designed to ensure that the change management system continues to function even if there is a break in the network routes available.

•	A comparison engine detecting differences and tracking changes as small as individual bit values. This technology enables customers to compare extremely large volumes of data rapidly from a diverse set of sources including databases, indexed files and flat file structures. Parts of this technology are a key component of all of SERENA’s products.

•	A merge engine processing changes made to the same source code program by different development teams that enables parallel development teams to apply changes to an application concurrently, while determining whether the changes are compatible. This technology is a key component of both our mainframe and distributed systems SCM products.

•	A fingerprinting technology enabling application or system changes to be detected with a high level of granularity by reducing each data file in a system to a unique token or “fingerprint” which changes if any bit is altered. Fingerprinting allows programmers and systems managers to quickly determine which changes have led to operational errors, thereby facilitating timely problem detection and resolution. Substantially all of SERENA’s products use this technology. It is a critical component in detecting tampering of artifacts that may have occurred outside of the Change Management tool.

•	An object library designed with function in mind so that process can be separated from presentation. This enables platform specific interfaces to be developed while retaining the process logic. These libraries allow for code re-use and enable customers to develop their own inventories containing proven, tested and reliable codes, thereby facilitating the rapid development and deployment of products to the distributed platforms.

•	Extended SCC definition has been provided for the change management tools, which allows IDE vendors who have support for the version control standard interface (SCC) to extend that to Change Management capabilities. This introduces process-oriented features, which take version control to the next stage.

•	A highly functional interface component for the Eclipse infrastructure. This flexible component allows Serena ChangeMan to interface with a variety of tools based on the infrastructure developed by IBM and donated to eclipse.org. IBM’s WebSphere Application Developer (WSAD) is an example of a tool based on the Eclipse platform. SERENA is a board member of the Eclipse organization.

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

Most of our technical personnel have been employed by SERENA for a substantial length of time and their significant knowledge base contributes to SERENA’s ability to understand and address customers’ SCM requirements. We believe that attracting and retaining talented software developers who understand the customers’ problems is an important component of product development activities. We encourage our developers to assume responsibility for the design and delivery of our products through our product authorship incentive program that rewards our developers with incentives based on the market success of the applications they design, write, market and support. Competition for developers is intense and any failure by us to continue to attract and retain qualified personnel could have a material adverse effect on our business, operating results and financial condition.

SERENA’s research and development expenses were $10.1 million, $13.3 million and $11.8 million in fiscal 2001, 2002 and 2003, representing 10%, 13% and 12% of total revenues, respectively. We expect research and development expenses will increase in the future as we hire additional research and development personnel to enhance and develop our distributed systems product suite. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We believe that our ability to develop and introduce enhancements to our products and new products on a timely basis is a key success factor. We expect that we will have to respond quickly to rapid technological change, changing customer needs, frequent new product introductions and evolving industry standards that may render existing products and services obsolete. SERENA has in the past devoted and expects in the future to continue to devote a significant amount of resources to developing new and enhanced products. We currently have a number of product development initiatives underway. There can be no assurance that existing or new customers will embrace any enhanced products, new products or product suites. The failure of these products to achieve market acceptance could have a material adverse effect on our business, operating results and financial condition. See “Factors That May Affect Future Results—Our Industry Changes Rapidly Due to Evolving Technology Standards and Our Future Success Will Depend on Our Ability to Continue to Meet the Sophisticated Needs of Our Customers.”

Professional Services and Customer Support

Our services group provides technical consulting, education, customer support and product maintenance to help customers maximize the utilization of SERENA’s products.

Consulting.  SERENA provides a comprehensive range of consulting services to our customers. Our consultants review customers’ existing IT systems and applications and make recommendations for changing those systems and applications and customizing SERENA’s SCM products so that customers can fully realize their benefits. In addition to helping customers customize, install and deploy our software products, our consulting services may also include process reengineering and developing interfaces with customers’ databases, third party proprietary software repositories or programming languages.

We also offer customers more specialized consulting services. These specialized consulting services include our Best Practices Consulting Services, which provide customers with expertise and assistance in defining and developing a best practice change and configuration management architecture and in identifying corresponding products, methods and procedures. SERENA’s consulting services are typically billed on a time and materials basis.

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

Sales and Marketing

In North America, the United Kingdom, Germany, Switzerland, France, and the Benelux region we market our software primarily through our direct sales organization. Our direct sales force works closely with customers to understand and address their ECM needs. SERENA’s North American sales organization includes personnel in the metropolitan areas of Boston, Chicago, Los Angeles, New York, Sacramento, San Francisco, Dallas, Atlanta and Toronto.

In addition to our direct sales and telesales efforts, we have established relationships with distributors, resellers and original equipment manufacturers (“OEM”) located in North America, Spain, Italy, Latin America, Belgium, Hong Kong, Israel, Australia, Japan, Korea and South Africa. These distributors, resellers and OEMs market and sell our software as well as provide technical support, educational and consulting services.

In January 2002, we entered into an OEM Agreement with IBM Corporation (“IBM”) whereby IBM acquired the rights to resell our StarTool APM technology. IBM provides SERENA a quarterly royalty report the month after each calendar quarter detailing licenses and maintenance sold to end users during the quarter. We recognized our first revenue from this arrangement in the second quarter of fiscal 2003 and total license revenue for the year was $2.5 million.

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

Competition

The market for our products and services is highly competitive and diverse. The technology for ECM products may change rapidly. New products are frequently introduced and existing products are continually enhanced. Competitors vary in size and in the scope and breadth of the products and services that they offer. Many of our current and potential competitors have greater financial, technical, marketing and other resources than we have. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements. They may also be able to devote greater resources to the development, promotion and sale of their products than we can. We may not be able to compete successfully against current and future competitors. See “Factors That May Affect Future Results—SERENA Is Subject to Intense Competition in the SCM Industry and We Expect to Face Increased Competition in the Future, Including Competition in the SCM Distributed Systems Market.”

Competition.  We currently face competition from a number of sources, including:

•	Customers’ internal IT departments

•	Providers of ECM or SCM products that compete directly with the SERENA ChangeMan product family such as Computer Associates, IBM/Rational Software, MERANT, and smaller private companies

•	Providers of mainframe application availability products that compete directly with SERENA Comparex and the SERENA StarTool product family such as Compuware, IBM, Computer Associates and smaller private companies

Competition in the Distributed Systems SCM Market.  We face significant competition as we develop, market and sell our distributed systems products, including SERENA ChangeMan DS, SERENA ChangeMan ALM and SERENA ChangeMan WCM. If we are unable to successfully penetrate the distributed systems SCM market, our business and future quarterly and annual operating results will be materially adversely affected. Penetrating the existing distributed systems SCM market will be difficult. Competitors in the distributed systems market include IBM/Rational Software, Computer Associates, MERANT, Microsoft, Telelogic, and other smaller private companies.

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

Intellectual Property

Our success will be heavily dependent upon proprietary technology. We rely primarily on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary rights. Such laws, procedures and contracts provide only limited protection. We submitted four patent applications for our technology in calendar 1998, four more in calendar 1999 and one in calendar 2001. Of these patents, one was issued in calendar 2001, two were issued in calendar 2002 and one was issued in January 2003. Other applications are still pending and may never be issued. Even if these patents are issued, they may not provide sufficiently broad protection or they may not prove enforceable in actions against alleged infringors. Despite the precautions that we take, it may be possible for unauthorized third parties to copy aspects of our current or future products or to obtain and use information that we regard as proprietary. In particular, we may provide our licensees with access to our data model and other proprietary information underlying our licensed applications. Such means of protecting our proprietary rights may not be adequate. Additionally, our competitors may independently develop similar or superior technology. Policing unauthorized use of software is difficult and some foreign laws do not protect SERENA’s proprietary rights to the same extent as United States laws. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Litigation could result in substantial costs and diversion of SERENA’s resources and could materially adversely affect our business, operating results, and financial condition.

Third parties may claim that our current or future products infringe their proprietary rights. See “Factors That May Affect Future Results—Third Parties in the Future Could Assert That Our Products Infringe Their Intellectual Property Rights, Which Could Adversely Affect Our Business.” We may receive claims in the future and any such claims could affect our relationships with existing customers and may prevent future customers from licensing our products. Because we are dependent upon a limited number of products, any such claims, with or without merit, could be time consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. Royalty or license agreements may not be available on acceptable terms or at all. We expect that software product developers will increasingly be subject to infringement claims as the number of products and competitors in the software industry segment grows and the functionality of products in different industry segments overlaps. As a result of these factors, infringement claims could materially adversely affect our business, operating results and financial condition.

Employees

As of January 31, 2003, SERENA had 294 full-time employees, 71 of whom were engaged in research and development, 111 in sales and marketing, 66 in consulting, education and customer and document support, and 47 in finance, administration and operations. Our future performance depends in significant part upon the continued service of our key technical, sales and senior management personnel. The loss of the services of one or more of our key employees could materially adversely affect our business, operating results and financial condition. Our future success also depends on our continuing ability to attract, train and retain highly qualified technical, sales and managerial personnel. Competition for such personnel is intense, and we may not be able to retain our key personnel in the future. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

Investor Information

We are subject to the informational requirements of the Securities Exchange Act of 1934 (the Exchange Act). Therefore, we file periodic reports, proxy statements and other information with the Securities and Exchange Commission (the SEC). Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 450 Fifth Street, NW, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

You can access financial and other information at our Investor Relations web site. The address is www.serena.com. We make available, free of charge, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC, and have made all such reports and amendments to reports so available on our web site from November 23, 1998 to January 31, 2003. The contents of our website are not incorporated by reference in this Annual Report on Form 10-K.

Item 2.   Properties

Our principal administrative, sales, marketing, consulting, education, customer support and research and development facilities are located at our headquarters in San Mateo, California. SERENA currently occupies an aggregate of approximately 27,000 square feet of office space in the San Mateo facility and 12,000 square feet of office space in the Woodland Hills facility under leases with terms running through March 2008 and April 2006, respectively. Management believes its current facilities will be adequate to meet SERENA’s needs for at least the next twelve months. We believe that suitable additional facilities will be available in the future as needed on commercially reasonable terms.

SERENA also leases office space for sales and marketing in Roseville, California; Plano, Texas; Salt Lake City and Orem, Utah; Scottsdale, Arizona; and New York City, and has subsidiaries in Canada, the United Kingdom, Germany, France and Belgium.

Item 3.   Legal Proceedings

Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

Not applicable.

Executive Officers and Directors of the Registrant

The following table sets forth certain information with respect to the executive officers and directors of the Company as of March 31, 2003.

Name	Age	Position
Douglas D. Troxel	58	Chief Technology Officer, Chairman of the Board and Director

Mark E. Woodward	44	President, Chief Executive Officer and Director

L. Evan Ellis, Jr.	48	Senior Vice President of Worldwide Operations

Kevin C. Parker	46	Vice President, Research and Development

Robert I. Pender, Jr.	45	Vice President, Finance and Administration, Chief Financial Officer and Director

Vita A. Strimaitis	43	Vice President, General Counsel and Secretary

Jerry T. Ungerman(a)(b)(c)	58	Director

J. Hallam Dawson(a)(b)(c)	66	Director

Gregory J. Owens(a)(b)	42	Director

(a)	Member of Audit Committee
(b)	Member of Compensation Committee
(c)	Member of Nominating Committee

Douglas D. Troxel is the founder of SERENA and has served on SERENA’s Board of Directors since April 1980. He has also served as SERENA’s Chief Technology Officer since April 1997. From June 1980 to April 1997, Mr. Troxel served as the President and Chief Executive Officer of SERENA. Mr. Troxel holds a B.S. in mathematics from Iowa State University.

Mark E. Woodward has served as a member of SERENA’s Board of Directors since June 2000 and as President, Chief Executive Officer since May 2000. Mr. Woodward also served as SERENA’s Vice President, Worldwide Operations from February 2000 to May 2000 and as Vice President, Sales from November 1998 to February 2000. From August 1997 until November 1998, Mr. Woodward was Senior Vice President, Sales for Live Picture, Inc., a developer of Internet imaging technology. From August 1995 until August 1997, Mr. Woodward was Vice President, Sales for McAfee Associates, a network management firm. From March 1989 until August 1995, Mr. Woodward was Vice President, Sales for Legent, Inc., a developer of SCM products.

L. Evan Ellis, Jr. has served as SERENA’s Senior Vice President of Worldwide Operations since joining the Company in June 2001. From November 2000 until February 2001, Mr. Ellis was Vice President, Americas Field

Operations for Brocade Communications, Inc., a developer of storage area networking systems. From May 1999 to November 2000, Mr. Ellis was President and Chief Operating Officer of CyberSource Corporation, a provider of electronic payment and risk management solutions. From July 1990 until May 1999, Mr. Ellis held several executive positions including Senior Vice President, Americas Field Operations and Senior Vice President, Marketing for Silicon Graphics, Inc., a provider of high performance computing and visualization systems. From October 1978 until July 1990, Mr. Ellis held several sales and marketing management positions including Executive to the Senior Vice President, US Operations at International Business Machines, Corp., a provider of information systems solutions.

Kevin C. Parker has served as SERENA’s Vice President, Research and Development since November 1998. From October 1997 until November 1998, Mr. Parker served as SERENA’s Director of Technology Development. From November 1995 until April 1997, Mr. Parker was Director of Product Development for Command Technology Corporation, a developer of mainframe-style programmer’s tools. From November 1989 until November 1995, Mr. Parker was Managing Director of IT Independent Training Limited, a developer of software training products.

Robert I. Pender, Jr. has served as a member of SERENA’s Board of Directors since June 2000 and as SERENA’s Vice President, Finance and Administration, Chief Financial Officer since December 1997. From December 1996 until August 1997, Mr. Pender was Vice President, Finance of Mosaix, Inc., a customer interaction software company. From April 1993 until December 1996, Mr. Pender served in a variety of positions, most recently as Chief Financial Officer, with ViewStar Corporation, a client/server workflow software company that was acquired by Mosaix, Inc. in December 1996. Mr. Pender holds a B.A. in accounting from Baylor University and a M.S. in financial planning and tax from Golden Gate University.

Vita A. Strimaitis has served as SERENA’s Vice President, General Counsel and Assistant Secretary since July 1997 and was appointed Secretary in November of 2000. Ms. Strimaitis also served as SERENA’s Director of Licensing from September 1996 until July 1997. From April 1995 until February 1996, Ms. Strimaitis was Vice President and General Counsel for Financial Benefit Group, an annuity insurance company. From August 1994 until April 1995, Ms. Strimaitis was a Senior Corporate Attorney for Uniforce Staffing Services, a professional services resources company. From June 1986 until January 1993, Ms. Strimaitis was Assistant General Counsel and Corporate Secretary for Pioneer Financial Services, Inc., an insurance holding company. Ms. Strimaitis holds a B.A. in political science and psychology from Loyola University and a J.D. from Northern Illinois University College of Law.

Jerry T. Ungerman has served as a member of SERENA’s Board of Directors since December 1998. Mr. Ungerman is President of Check Point Software Technologies Ltd., a developer of computer network security access software. From July 1971 to October 1998, Mr. Ungerman was the Executive Vice President of Operations of Hitachi Data Systems Corp., a provider of computer networking and data storage solutions for computing environments. Mr. Ungerman holds a B.S.B. in Business from the University of Minnesota.

J. Hallam Dawson has served as a member of SERENA’s Board of Directors since December 2001. Mr. Dawson is Chairman of IDI Associates, a private Latin American investment bank. Previously, Mr. Dawson served as Executive Vice President and then President of Crocker National Bank and in various commercial lending and international banking positions at The First National Bank of Chicago. Mr. Dawson is also a Director of Autodesk, Inc., a design software and digital content company, and Chinatrust Bank (USA). Mr. Dawson holds a B.A. in economics from Vanderbilt University and an M.B.A. from Harvard University.

Gregory J. Owens has served as a member of SERENA’s Board of Directors since March 2002. Mr. Owens currently serves as Chairman, President and Chief Executive Officer of Manugistics Group, Inc., a global provider of solutions for supply chain management. Prior to joining Manugistics, Mr. Owens served as Managing Partner for Logistics and Planning, as well as Managing Partner of Global Supply Chain Management, at Andersen Consulting (Accenture). Mr. Owens holds a B.S. in industrial management from the Georgia Institute of Technology.

PART II

Item 5.   Market for Registrant’s Common Equity and Related Stockholder Matters

The Company’s Common Stock has been traded on the Nasdaq National Market under the trading symbol “SRNA” since the Company’s initial public offering in February 1999. Prior to February 1999, there was no established public trading market for the Company’s Common Stock.

As of March 31, 2003, the Company had issued and outstanding 40,323,065 shares of its Common Stock held by 62 stockholders of record.

The following table sets forth the range of high and low closing sales prices for each period indicated, adjusted for the three-for-two stock split effective March 21, 2000.

	High	Low
Fiscal Year Ending January 31, 2004:
First quarter (through March 31, 2003)	$16.670	$12.880
Fiscal Year Ending January 31, 2003:
Fourth quarter	$19.750	$14.000
Third quarter	$16.700	$8.510
Second quarter	$15.840	$9.950
First quarter	$25.800	$13.140
Fiscal Year Ended January 31, 2002:
Fourth quarter	$27.000	$16.100
Third quarter	$21.160	$9.600
Second quarter	$36.340	$19.340
First quarter	$31.938	$6.438

The market price of the Company’s Common Stock could be subject to significant fluctuations in the future based on a number of factors, including changes in estimates of our financial performance; shortfalls in revenues or net income from revenues or net income expected by securities analysts; announcements of new products by the Company or its competitors; quarterly fluctuations in the Company’s financial results or the results of other software companies, including those of direct competitors of the Company; changes in analysts’ estimates of the Company’s financial performance, the financial performance of competitors, or the financial performance of software companies in general; general conditions in the software industry; changes in the Company’s revenue mix; changes in prices for the Company’s products or competitors’ products; changes in revenue growth rates for the Company or its competitors; conditions in the financial markets; general market or economic conditions; the gain or loss of a significant customer or strategic relationship; changes in recommendations from securities analysts regarding us, our industry or our customers’ industries; announcements of technological or competitive developments; and acquisitions or entry into strategic alliances by us or our competitors. In addition, the stock market may from time to time experience extreme price and volume fluctuations, which particularly affect the market price for the securities of many technology companies and which have often been unrelated to the operating performance of the specific companies. There can be no assurance that the market price of the Company’s Common Stock will not experience significant fluctuations in the future. See “Factors That May Affect Future Results—Our Share Price Has Been, and Will Likely Continue to Be, Volatile.”

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

Item 6.   Selected Consolidated Financial Data

The selected historical data presented below are derived from the consolidated financial statements of SERENA Software, Inc. The selected consolidated financial data set forth below is qualified in its entirety by, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Consolidated Financial Statements of SERENA and notes thereto included elsewhere in this report.

	Fiscal Year Ended January 31,
	1999	2000	2001	2002	2003
	(in thousands, except per share data)
Consolidated Statement of Income Data:
Revenue:
Software licenses	$27,199	$41,808	$58,037	$49,514	$44,250
Maintenance	16,960	26,818	37,227	41,812	44,476
Professional services	4,157	6,781	8,345	7,315	7,049

Total revenue	48,316	75,407	103,609	98,641	95,775

Cost of revenue:
Software licenses	2,207	2,897	1,600	931	1,224
Maintenance	4,524	6,070	5,610	5,448	5,548
Professional services	3,532	5,455	6,938	6,576	6,519

Total cost of revenue	10,263	14,422	14,148	12,955	13,291

Gross profit	38,053	60,985	89,461	85,686	82,484

Operating expenses:
Sales and marketing	13,862	22,158	27,154	29,357	26,361
Research and development	4,465	6,848	10,101	13,308	11,779
General and administrative	3,932	6,116	8,511	6,618	7,311
Stock-based compensation	2,499	732	223	135	23
Amortization of intangible assets, including goodwill through fiscal 2002	739	2,226	5,146	8,336	4,486
Acquired in-process research and development	—	992	2,972	—	—
Restructuring charges	—	—	—	2,529	—

Total operating expenses	25,497	39,072	54,107	60,283	49,960

Operating income	12,556	21,913	35,354	25,403	32,524
Interest and other income, net	929	4,569	7,475	5,968	4,726

Income before income taxes	13,485	26,482	42,829	31,371	37,250
Income taxes	6,155	11,839	18,575	12,862	14,096

Net income	$7,330	$14,643	$24,254	$18,509	$23,154

Net income per share:
Basic	$0.29	$0.40	$0.63	$0.46	$0.57

Diluted	$0.27	$0.38	$0.60	$0.46	$0.57

Weighted average shares used in per share calculations:
Basic	25,396	36,751	38,522	39,768	40,367

Diluted	27,032	38,819	40,729	40,760	40,854

	As of January 31,
	1999	2000	2001	2002	2003
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$21,469	$101,144	$112,658	$132,594	$143,074
Working capital	16,505	89,631	105,010	117,378	124,151
Total assets	59,678	149,059	203,818	231,070	264,523
Total liabilities	21,573	34,535	46,673	46,294	51,561
Total stockholders’ equity	38,105	114,524	157,145	184,776	212,962

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements of SERENA and the notes thereto included elsewhere in this report. Our discussion contains forward-looking statements under the Private Securities Reform Act of 1995 which include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements contained in this report that are not historical facts. When used in this report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions. Factors that could cause or contribute to such differences include but are not limited to, our reliance on our mainframe products for revenue; the percentage of license revenue typically closed at the end of each quarter making estimation of operating results prior to the end of the quarter extremely uncertain; weak economic conditions worldwide which may continue to affect the overall demand for software and services, which has resulted in and could continue to result in decreased revenues or lower revenue growth rates; changes in revenue mix and seasonality; our ability to deliver our products on the distributed systems platform; dependence on revenues from our installed base; continued demand for additional mainframe MIPS capacity; expansion of our international organizations; and our ability to manage our growth and those set forth under “Factors That May Affect Future Results” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Business”, and elsewhere in, or incorporated by reference into, this report. We assume no obligation to update the forward-looking information contained in this report.

Overview

SERENA Software, Inc. is an industry leading supplier of software that automates change to enterprise code and content. SERENA’s Enterprise Change Management (“ECM”) strategy manages the Software Change Management (“SCM”) process throughout the entire application development lifecycle across multiple platforms—from the mainframe to the Web. SERENA was founded in 1980 and we introduced our first SCM product, Comparex, in 1981. Since then, SERENA has developed a full suite of mainframe products, including our flagship product ChangeMan ZMF, which was introduced in 1988. In June 1999, SERENA introduced ChangeMan DS, a distributed systems product providing an end-to-end solution to SCM across the enterprise from the mainframe to the desktop to the Web. IT managers use our products to track software changes during the software application design and development process, manage separate programming teams that are concurrently developing and enhancing applications, and oversee the deployment of the software applications across both the mainframe and distributed systems environments. In May 2000, we introduced ChangeMan ALM for managing process and work flow associated with change requests throughout the application life cycle; in April 2001, we introduced ChangeMan WCM, an innovative Web code and content management solution that provides enterprise customers the software infrastructure needed to manage the entire lifecycle of creating and deploying Web Content; and in February 2002, we introduced ChangeMan ZDD for zSeries desktop development, a developer tool/interface which allows desktop developers working in their chosen graphical IDE to develop mainframe application code under control of Serena ChangeMan ZMF.

On May 1, 2000, the Company acquired High Power Software, Inc. (“HPS”), which we shared ownership rights in our ChangeMan SSM technology. This acquisition allowed the Company to market and sell the ChangeMan SSM technology exclusively without incurring software sublicense fees. The HPS acquisition was accounted for under the purchase method of accounting and the results of operations of HPS are included in SERENA’s historical results after the acquisition date.

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

On September 18, 2000, the Company acquired UltiMIS Corporation (“UltiMIS”), a leading provider of data center performance and programmer productivity software products which provided the Company an integrated suite of products for file and data management, fault diagnostics, application performance monitoring, testing and debugging. The UltiMIS acquisition was accounted for under the purchase method of accounting and the results of operations of UltiMIS are included in SERENA’s historical results after the acquisition date.

In the two most recent fiscal years ended January 31, 2003 and 2002, SERENA has experienced decreases in total revenue. Total revenues were $95.8 million and $98.6 million, respectively, versus $103.6 million in fiscal 2001. The overall demand for the Company’s software depends in large part on general and economic business conditions. The general weakening of the worldwide economy and resulting slowdown in IT spending contributed to the overall decrease in total revenues.

Prior to fiscal 2002, SERENA had grown rapidly as total revenue increased from $48.3 million in fiscal 1999 to $103.6 million in fiscal 2001. The growth in total revenue has been primarily attributable to increased demand for our mainframe products, and to a lesser extent beginning in the second half of fiscal 2000, the introduction of our distributed systems products, primarily ChangeMan DS, into the marketplace. In general, demand had been increasing as a result of greater awareness of and need for automated third party SCM solutions. We derive our revenue from software licenses, maintenance and professional services.

In fiscal 2003, 80% of our software license revenue was derived from our mainframe products and 20% from our distributed systems products. Customers typically purchase the mainframe products under Million Instructions Per Second, or MIPS-based, perpetual licenses. Mainframe software products and applications are usually priced based on hardware computing capacity. MIPS is a capacity measurement used by hardware manufacturers to rate computer size to determine the amount of capacity for running applications and supporting users. The higher a hardware’s MIPS capacity, the more expensive a software license will be. Customers increasing their MIPS capacity are required to purchase an additional software license when upgrading the hardware. Our distributed systems products are licensed on a per user seat basis. Software products are also typically priced based on a perpetual license agreement, which entitles a customer to use the product on an ongoing basis. Initial mainframe license transactions generally include one year of software maintenance and support. Any factors adversely affecting the pricing of, demand for or market acceptance of our mainframe or distributed systems products, such as competition or technological change, could materially adversely affect our business, operating results and financial condition. See “Factors That May Affect Future Results—We Have Relied and Expect to Continue to Rely on Sales of Our Mainframe Products for Our Revenue” and “Our Business Is Dependent on the Continued Market for IBM and IBM-Compatible Mainframes.”

We also provide ongoing maintenance, which includes technical support, version upgrades and enhancements, for an annual fee of approximately 17% to 18% of the current list price of the licensed product. We recognize maintenance revenue over the term of the maintenance contract on a straight-line basis.

Professional services revenue is derived from consulting and educational services, including implementation and integration of licensed software, specialized consulting services such as “best practices” design, development and deployment of SCM solutions, and education courses for SERENA’s products. Our professional services are typically billed on a time and materials basis and revenue is recognized as the related services are performed.

Historically, SERENA’s revenue has primarily been attributable to sales in North America. In fiscal 2001, 2002 and 2003, revenue attributable to sales in North America accounted for approximately 82%, 81% and 71% of SERENA’s total revenue, respectively.

Our international revenue is attributable principally to our European operations. International sales represented approximately 18%, 19% and 29% of our total revenue in fiscal 2001, 2002 and 2003, respectively. International revenue growth in fiscal 2003, when compared to 2002, and in fiscal 2002, when compared to 2001, was 46% and 2%, respectively. The increase in international sales as a percentage of total revenue in fiscal 2003 and the international revenue growth rate increase in fiscal 2003 are both the result of several large transactions with one international customer in fiscal 2003. This single customer accounted for 13% of total revenue in fiscal 2003. No single customer accounted for 10% or more of total revenue in fiscal 2002 or 2001.

Excluding the impact of the several large transactions with one international customer in fiscal 2003, we anticipate that international revenue will increase as a percentage of total revenue in the future when overseas economic conditions improve. Any expansion of our international operations will be subject to a variety of risks that could materially adversely affect our business, operating results and financial condition. See “Factors That May Affect Future Results—We Intend to Expand Our International Operations and May Encounter a Number of Problems in Doing So; There Are Also a Number of Factors Associated with International Operations that Could Adversely Affect Our Business.” In North America, SERENA’s revenue is generally denominated in United States dollars while international sales are generally denominated in local currencies, principally the British pound and euro. Should SERENA’s international sales and operations expand, we anticipate that our exposure to foreign currency fluctuations will increase. See “Factors That May Affect Future Results—Fluctuations in the Value of Foreign Currencies Could Result in Currency Transaction Losses for SERENA.”

Maintenance revenue and professional services revenue have lower gross profit margins than software license revenue as a result of costs inherent in operating our customer support and professional services organizations. Acquisitions in fiscal 2001, namely HPS and StarTool, have resulted in the elimination of sublicense fee obligations with respect to our ChangeMan SSM and StarTool FDM products, respectively. Prior to these acquisitions, sublicense fees were incurred on the revenue we recognized in connection with license and maintenance transactions involving these products. As a result, prior to these acquisitions, our license and maintenance revenues for our ChangeMan SSM and StarTool FDM products had lower gross profit margins than license and maintenance revenue from other products. Beginning in the second and third quarters of fiscal 2001, for ChangeMan SSM and StarTool FDM, respectively, this is no longer the case.

We expect operating expenses to increase in the future as we continue to develop new and enhanced versions of our products, including our distributed systems product suite, increase our sales and marketing activities, expand our distribution channels, and pursue strategic relationships and acquisitions. Any failure by SERENA to significantly increase revenue as we implement these initiatives could materially adversely affect our business, operating results and financial condition. See “Factors That May Affect Future Results—We Expect that Our Operating Expenses Will Increase in the Future and These Increased Expenses May Adversely Affect Our Future Operating Results and Financial Condition.”

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates and judgements, including those related to revenue recognition, trade accounts receivable and allowance for doubtful accounts, impairment or disposal of long-lived assets, employee stock-based compensation, and accounting for income taxes.

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

Persuasive evidence of an arrangement exists. It is SERENA’s customary practice to have a written contract, which is signed by both the customer and SERENA, or a purchase order from those customers who have previously negotiated a standard license arrangement with SERENA.

Delivery has occurred. SERENA’s software is physically delivered to the customer. If an arrangement includes undelivered products or services that are essential to the functionality of the delivered product, delivery is not considered to have occurred until these products or services are delivered.

The fee is fixed or determinable. SERENA’s policy is to not provide customers the right to a refund of any portion of their license fees paid. SERENA may agree to extended payment terms with a foreign customer based on local customs. Generally, at least 80% of the arrangement fees are due within one year or less. Arrangements with payment terms extending beyond these customary payment terms are considered not to be fixed or determinable, and revenues from such arrangements are recognized as payments become due and payable.

Collectibility is probable. Collectibility is assessed on a customer-by-customer basis. SERENA typically sells to customers for whom there is a history of successful collection. If it is determined from the outset of an arrangement that collectibility is not probable, revenues are recognized as cash is collected.

For contracts with multiple elements (e.g., license and maintenance), revenue is allocated to each component of the contract based on vendor specific objective evidence (“VSOE”) of its fair value, which is the price charged when the elements are sold separately. Since VSOE has not been established for license transactions, the residual method is used to allocate revenue to the license portion of multiple-element transactions.

The Company sells its products to its end users and distributors under license agreements. Each new mainframe license includes maintenance, which includes the right to receive telephone support, “bug fixes” and unspecified upgrades and enhancements, for a specified duration of time, usually one year. The fee associated with such agreements is allocated between software license revenue and maintenance revenue based on the residual method. Software license revenue from these agreements is recognized upon receipt and acceptance of a signed contract and delivery of the software, provided the related fee is fixed and determinable, collectibility of the revenue is probable and the arrangement does not involve significant customization of the software. If an acceptance period is required, revenue is recognized upon the earlier of customer acceptance or the expiration of the acceptance period, as defined in the applicable software license agreement.

The Company recognizes maintenance revenue ratably over the life of the related maintenance contract. Maintenance contracts on perpetual licenses generally renew annually. The Company typically invoices and collects maintenance fees on an annual basis at the anniversary date of the license. Deferred revenue represents amounts received by the Company in advance of performance of the maintenance obligation. Professional services revenue includes fees derived from the delivery of training, installation, and consulting services. Revenue from training, installation, and consulting services is recognized on a time and materials basis as the related services are performed. These services do not involve significant production, modification or customization of the software and the services are not essential to the functionality of the software.

Trade Accounts Receivable and Allowance for Doubtful Accounts.  Trade accounts receivable are recorded net of allowance for doubtful accounts. We regularly review the adequacy of our allowance for doubtful accounts through identification of specific receivables where we expect that payment will likely not be received, and we have established a general reserve policy that is applied to all amounts that are not specifically identified. In determining specific receivables where collection may not be received, we review past due receivables and give consideration to prior collection history, changes in the customer’s overall business condition, the potential risk associated with the customer’s industry or political and economic environment among other factors. We establish a general reserve for all receivable amounts that have not been specifically identified, by applying a graduated percentage to each invoice’s relative aging category. The graduated percentage is based on our historical receivable write-off experience. The allowance for doubtful accounts reflects our best estimate as of the reporting dates. Changes may occur in the future, which may make us reassess the collectibility of amounts and at which time we may need to provide additional allowances in excess of that currently provided.

Impairment or Disposal of Long-Lived Assets.  The Company reviews its goodwill for impairment when events indicate that its carrying amount may not be recoverable or, at least once a year. The Company is required to test goodwill for impairment at the reporting unit level. The Company has determined that it has only one reporting unit. The test for impairment is a two step process:

Step 1: The Company compares the carrying amount of its reporting unit, which is the book value of the entire Company, to the fair value of its reporting unit, which corresponds to our market capitalization. If the carrying amount of our reporting unit exceeds its fair value, the Company is required to perform the second step of the process. If not, no further work is needed.

Step 2: The Company compares the implied fair value of its reporting unit to its carrying amount. If the carrying amount of our reporting unit’s goodwill exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess.

The Company completed this test during the fourth quarter of fiscal 2003 and the Company is not required to record an impairment loss on goodwill.

The Company reviews its long-lived assets, including property and equipment and other intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. Such comparisons are done when the Company determines that one or more impairment indicators are present for an asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. If an asset is to be disposed of, it is reported at the lower of the carrying amount or fair value less costs to sell.

Some of the events that the Company considers as impairment indicators for its long-lived assets, including goodwill, are the following:

•	Significant underperformance of our Company relative to expected operating results;

•	Our net book value compared to our market capitalization;

•	Significant adverse economic and industry trends;

•	Significant decrease in the market value of the asset;

•	The extent that the Company uses the asset or changes in the manner that the Company uses it; and

•	Significant changes to the asset since the Company acquired it.

To date, there has been no significant impairment of long-lived assets and the Company does not expect to record an impairment loss on its long-lived assets in the near future. See “Effect of Recent Accounting Pronouncements,” elsewhere in this report.

Employee Stock-Based Compensation.  The Company accounts for employee stock-based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Since the exercise price of options granted under such plans is generally equal to the market value on the date of grant, no compensation cost has been recognized for grants under its stock option plans and stock purchase plans. In accordance with APB No. 25, the Company does not recognize compensation cost related to its employee stock purchase plan. If compensation cost for the Company’s stock-based compensation plans had been determined consistent with SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” the Company’s net income and net income per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

	Fiscal Year Ended January 31,
	2001	2002	2003
Net income, as reported	$24,254	$18,509	$23,154
Add: stock-based employee compensation expense included in reported net income, net of tax	126	80	14
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(5,332)	(9,149)	(11,054)

Pro forma net income	$19,048	$9,440	$12,114

Basic net income per share:
As reported	$0.63	$0.46	$0.57

Pro forma	$0.49	$0.24	$0.30

Diluted net income per share:
As reported	$0.60	$0.46	$0.57

Pro forma	$0.47	$0.23	$0.30

For the pro forma amounts determined under SFAS No. 123, as set forth above, the fair value of each stock option grant under the stock option plans is estimated on the date of grant using the Black-Scholes Option-Pricing Model with the following weighted-average assumptions used for grants in fiscal 2001, 2002 and 2003; risk-free interest rates averaging 6.2% in 2001, 6.0% in 2002 and 2.8% in 2003; a dividend yield of 0% for all years; a weighted-average expected life of 4.5 years for all years; and a volatility factor of the expected market price of the Company’s common stock of 134% for 2001, 116% for 2002 and 109% for 2003.

The fair value of the employees’ purchase rights under the employee purchase plan is estimated on the date of grant using the Black-Scholes Option-Pricing Model with the following weighted-average assumptions for these rights granted in fiscal 2001, 2002 and 2003; risk-free interest rates averaging 6.2% in 2001, 6.0% in 2002 and 1.1% in 2003; a dividend yield of 0% for all years; a weighted-average expected life of 0.5 years for all years; and a volatility factor of the expected market price of the Company’s common stock of 134% for 2001, 116% for 2002 and 89% for 2003.

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

Historical Results of Operations

The following table sets forth the historical results of operations for SERENA expressed as a percentage of total revenue and are not necessarily indicative of the results for any future period. Historical results include the post-acquisition results of HPS from May 1, 2000, StarTool from August 18, 2000 and UltiMIS from September 18, 2000.

	Percentage of Revenue Fiscal Year Ended January 31,
	2001	2002	2003
Revenue:
Software licenses	56%	50%	46%
Maintenance	36%	42%	47%
Professional services	8%	8%	7%

Total revenue	100%	100%	100%

Cost of revenue:
Software licenses	2%	1%	1%
Maintenance	5%	5%	6%
Professional services	7%	7%	7%

Total cost of revenue	14%	13%	14%

Gross profit	86%	87%	86%

Operating expenses:
Sales and marketing	26%	30%	27%
Research and development	10%	13%	12%
General and administrative	8%	7%	8%
Stock-based compensation	—	—	—
Amortization of intangible assets, including goodwill in fiscal 2001 and 2002	5%	8%	5%
Acquired in-process research and development	3%	—	—
Restructuring charges	—	3%	—

Total operating expenses	52%	61%	52%

Operating income	34%	26%	34%
Interest and other income, net	7%	6%	5%

Income before income taxes	41%	32%	39%
Income taxes	18%	13%	15%

Net income	23%	19%	24%

Comparison of Fiscal Years Ended January 31, 2001, 2002 and 2003

Revenue

SERENA’s total revenue was $103.6 million, $98.6 million and $95.8 million in fiscal 2001, 2002 and 2003, respectively, representing a 5% decrease from fiscal 2001 to 2002 and a 3% decrease from fiscal 2002 to 2003.

Software Licenses.  Software licenses revenue was $58.0 million, $49.5 million and $44.3 million in fiscal 2001, 2002 and 2003, representing 56%, 50% and 46% of total revenue, respectively. Software licenses revenue decreased $8.5 million or 15% from fiscal 2001 to 2002 and $5.3 million or 11% from fiscal 2002 to 2003. The decreases are generally attributable to a slowdown in IT spending across all products as a result of the continuing weak economic conditions in both the U.S. and Europe and, to a lesser extent delays experienced in executing certain sales transactions; all partially offset by increases in our distributed systems license revenue. We introduced our distributed systems products, primarily ChangeMan DS, in the second half of fiscal 2000. In particular, sales of our ChangeMan ZMF, ChangeMan DS and Comparex products continue to make up a significant portion of our total software licenses revenue. Combined, they accounted for $47.6 million, $37.2 million and $30.1 million in fiscal 2001, 2002 and 2003, representing 82%, 75% and 68% of total software licenses revenue, respectively. Beginning in fiscal 2000, and more significantly in fiscal 2001, sales of our distributed systems products, predominantly ChangeMan DS, make up an increasing proportion of total software licenses revenue. Distributed systems products accounted for $8.8 million or 20% of total software licenses revenue in fiscal 2003 as compared to $8.1 million or 16% and $7.0 million or 12% in fiscal 2002 and 2001, respectively. The Company expects that its distributed systems revenues will increase, and that ChangeMan ZMF, ChangeMan DS and Comparex will continue to account for a substantial portion of software licenses revenue in the future. We may experience slower or little growth in license revenue in the near term.

Maintenance.  Maintenance revenue was $37.2 million, $41.8 million and $44.5 million in fiscal 2001, 2002 and 2003, representing 36%, 42% and 47% of total revenue, respectively. Maintenance revenue increased $4.6 million or 12% from fiscal 2001 to 2002 and $2.7 million or 6% from fiscal 2002 to 2003. The dollar increases reflect growth in installed software licenses base, as new licenses generally include one year of maintenance, renewals of maintenance agreements by existing customers and, to a lesser extent, maintenance price increases; all partially offset by some cancellations in Comparex maintenance contracts, particularly beginning in fiscal 2002 when the general weakening of the economy in the U.S. and abroad caused some customers to reevaluate and restrict IT spending. Maintenance revenue as a percentage of total revenue has increased annually as a result of reduced license revenues due to the decline in the rate of growth from the general weakening of the economy and the slowdown in IT spending which began predominantly in the second quarter of fiscal 2002. We expect maintenance revenue to grow slightly in absolute dollars in the near term.

Professional Services.  Professional services revenue was $8.3 million, $7.3 million and $7.0 million in fiscal 2001, 2002 and 2003, representing 8%, 8% and 7% of total revenue, respectively. Professional services revenue decreased $1.0 million or 12% from fiscal 2001 to 2002 and $0.3 million or 4% from fiscal 2002 to 2003. The dollar decreases are predominantly the result of a weak U.S. economy which generated declining license revenues and therefore fewer consulting opportunities and the deferral of existing consulting projects all beginning more specifically in the second quarter of fiscal 2002. We may experience little or no growth in professional services revenue in the near term.

Cost of Revenue

Cost of revenue, which consists of cost of software licenses, cost of maintenance and cost of professional services, was $14.1 million, $13.0 million and $13.3 million in fiscal 2001, 2002 and 2003, representing 14%, 13% and 14% of total revenue, respectively. Cost of revenue decreased $1.2 million or 8% from fiscal 2001 to 2002 and increased $0.3 million or 3% from fiscal 2002 to 2003. As a percentage of total revenue, cost of revenue has remained relatively constant year over year. In general, improvement in the cost of software licenses margin in fiscal 2002 over 2001 and the annual improvements in the cost of maintenance margins associated with increased productivity of our customer support infrastructure, has been offset by a decline in the cost of software licenses margin in fiscal 2003 over 2002 and margin declines in professional services due to the general weakening of the economy.

Software Licenses.  Cost of software licenses consists principally of royalty fees associated with our StarTool FDM product, and to a lesser extent, salaries, bonuses and other costs associated with our product release operations, and more recently beginning in fiscal 2002, fees associated with integrating third party technology into our ChangeMan DS, ChangeMan ALM and ChangeMan ECP distributed systems products. Through the first quarter of fiscal 2001 and the middle of the third quarter of fiscal 2001, cost of software licenses also included sublicense fees associated with our ChangeMan SSM and StarTool FDM products, respectively. Cost of software licenses was $1.6 million, $0.9 million and $1.2 million in fiscal 2001, 2002 and

2003, representing 3%, 2% and 3% of total software licenses revenue, respectively. Cost of software licenses decreased $0.7 million or 42% from fiscal 2001 to 2002 and increased $0.3 million or 31% from fiscal 2002 to 2003. The decrease in absolute dollar terms and as a percentage of total software licenses revenue in fiscal 2002, when compared to fiscal 2001, is predominantly attributable to the elimination of royalty fees associated with our ChangeMan SSM and StarTool FDM products. The increase in absolute dollar terms and as a percentage of total software licenses revenue in fiscal 2003, when compared to fiscal 2002, is the result of certain referral fees incurred for the first time in fiscal 2003 associated with license revenue in Europe, and to a lesser extent, fees associated with integrating third party technology into our ChangeMan DS, ChangeMan ALM and ChangeMan ECP distributed systems products as those products represented a larger portion of total software licenses revenue in fiscal 2003.

Maintenance.  Cost of maintenance consists primarily of salaries, bonuses and other costs associated with our customer support organizations, and to a lesser extent, sublicense fees associated with our StarTool FDM product through the middle of the third quarter of fiscal 2001 and our ChangeMan SSM product through the first quarter of fiscal 2001. Cost of maintenance was $5.6 million, $5.4 million and $5.5 million in fiscal 2001, 2002 and 2003, representing 15%, 13% and 12% of total maintenance revenue, respectively. Cost of maintenance decreased $0.2 million or 3% from fiscal 2001 to 2002 and increased $0.1 million or 2% from fiscal 2002 to 2003. In fiscal 2002, when compared to fiscal 2001, the dollar decrease was predominantly due to decreases in sublicense fees associated with our StarTool FDM and ChangeMan SSM products, partially offset by increases in expenses associated with our customer support organization. In fiscal 2003, when compared to fiscal 2002, the dollar increase was predominantly due to increases in expenses associated with our customer support organization. Cost of maintenance as a percentage of total maintenance revenue has decreased as the rate of increase in maintenance revenue has been greater than the rate of increase in costs associated with our customer support organization.

Professional Services.  Cost of professional services consists of salaries, bonuses and other costs associated with supporting our professional services organization. Cost of professional services was $6.9 million, $6.6 million and $6.5 million in fiscal 2001, 2002 and 2003, representing 83%, 90% and 92% of total professional services revenue, respectively. Cost of professional services decreased $0.4 million or 5% from fiscal 2001 to 2002 and $0.1 million or 1% from fiscal 2002 to 2003. The dollar decreases are predominantly due to cost savings initiatives put in place beginning in the third quarter of fiscal 2002 and general cost reductions associated with year over year declines in our professional services revenue base. As a percentage of total professional services revenues, the cost of professional services increased annually predominantly due to declining professional services revenues as a result of the slowdown in IT spending.

Operating Expenses

Sales and Marketing.  Sales and marketing expenses consist primarily of salaries, commissions and bonuses, payroll taxes and employee benefits as well as travel, entertainment and marketing expenses. Sales and marketing expenses were $27.2 million, $29.4 million and $26.4 million in fiscal 2001, 2002 and 2003, representing 26%, 30% and 27% of total revenue, respectively. Sales and marketing expenses increased $2.2 million or 8% from fiscal 2001 to 2002 and decreased $3.0 million or 10% from fiscal 2002 to 2003. The dollar increase in fiscal 2002, when compared to fiscal 2001, is due primarily to the expansion of our direct sales and marketing organizations to support license revenue growth, and to a lesser extent, our marketing initiatives surrounding our distributed systems products and the development of our international sales and telesales efforts; all partially offset by cost savings initiatives put in place as part of the Company’s restructuring plans announced early in the third quarter of fiscal 2002. The dollar decrease in fiscal 2003, when compared to fiscal 2002, was predominantly due to the continuation of the cost savings initiatives put in place as part of the Company’s restructuring plans announced early in the third quarter of fiscal 2002. In fiscal 2002, when compared to fiscal 2001, sales and marketing expenses as a percentage of total revenue increased as sales and marketing expenses increased, even with the cost containment measures put in place in the third quarter of fiscal 2002, as total revenues decreased. In fiscal 2003, when compared to fiscal 2002, sales and marketing expenses as a percentage of total revenue decreased as the rate of decrease in sales and marketing expenses, which in fiscal 2003 included a full year’s benefit of the cost containment measures associated with the Company’s restructuring plans put in place in the third quarter of fiscal 2002, was greater than the rate of decrease in total revenues. In absolute dollar terms, we expect sales and marketing expenses to increase as we continue to hire additional sales and marketing personnel, market our distributed systems products and undertake additional marketing programs.

Research and Development.  Research and development expenses consist primarily of salaries, bonuses, payroll taxes and employee benefits and costs attributable to research and development activities. Research and development expenses were $10.1 million, $13.3 million and $11.8 million in fiscal 2001, 2002 and 2003, representing 10%, 13% and 12% of total revenue, respectively. Research and development expenses increased $3.2 million or 32% from fiscal 2001 to 2002 and decreased $1.5 million or 11% from fiscal 2002 to 2003. The dollar increase in fiscal 2002, when compared to fiscal 2001, was primarily due to increased costs generally associated with the expansion of our research and development efforts and the Company’s acquisition of UltiMIS and the StarTool asset purchase in late fiscal 2001. The dollar decrease in fiscal 2003, when compared to fiscal 2002, was predominantly due to the continuation of the cost savings initiatives put in place as part of the Company’s restructuring plans announced early in the third quarter of fiscal 2002. We expect research and development expenses to increase, both in absolute dollar terms and as a percentage of total revenue, as we continue to hire additional research and development personnel primarily to develop our distributed systems product suite.

General and Administrative.  General and administrative expenses consist primarily of salaries, bonuses, payroll taxes and benefits and certain non-allocable administrative costs, including legal and accounting fees and bad debts. General and administrative expenses were $8.5 million, $6.6 million and $7.3 million in fiscal 2001, 2002 and 2003, respectively, representing 8%, 7% and 8% of total revenue, respectively. General and administrative expenses decreased $1.9 million or 22% from fiscal 2001 to 2002 and increased $0.7 million or 10% from fiscal 2002 to 2003. In fiscal 2002, when compared to fiscal 2001, the dollar decrease is predominantly the result of efficiency gains and cost and growth controls put in place within our administrative infrastructure, including cost containment measures put in place in the third quarter of fiscal 2002, and to a lesser extent, a decrease in legal fees as a result of the Company’s lawsuit settlement in the third quarter of fiscal 2001. In fiscal 2003, when compared to fiscal 2002, the dollar increase is primarily due to increases in foreign currency exchange losses associated with a weaker US dollar, partially offset by the continuation of cost containment measures initially put in place in the third quarter of fiscal 2002. We expect general and administrative expenses to increase in absolute dollar terms as we incur increases in infrastructure costs.

Stock-Based Compensation.  In the fourth quarter of fiscal 1998, SERENA recorded aggregate deferred stock-based compensation of $4.0 million in connection with the issuance of restricted stock and grant of options to purchase common stock in January 1998. An additional $0.7 million of deferred stock-based compensation was recorded in fiscal 1999 for stock-based awards granted during this period. No deferred stock-based compensation was recorded after fiscal 1999. In fiscal 2000, the repurchase in May 1999 of restricted common stock originally issued in January 1998 and the return to the plan of unexercised common stock options resulted in the removal of unamortized deferred stock-based compensation of $216,000 and $11,000, respectively. Deferred stock-based compensation was generally being amortized over the 36 to 48 month vesting periods of the related awards. This amortization had been recorded in a manner consistent with the Financial Accounting Standards Board (“FASB”) Interpretation No. 28. Of the total deferred stock-based compensation, $223,000, $135,000 and $23,000 was amortized in fiscal 2001, 2002 and 2003, respectively. Total aggregate deferred stock-based compensation recorded by the Company to date has now been fully amortized as of the end of fiscal 2003 and there will be no amortization going forward. See Note 7 of Notes to Consolidated Financial Statements of SERENA.

Amortization of Intangible Assets, Including Goodwill in Fiscal 2001 and 2002.  In connection with the acquisitions of Optima in September 1998, Diamond in June 1999, HPS in May 2000 and UltiMIS in September 2000, and the StarTool asset purchase in August 2000, the Company has recorded $65.6 million in intangible assets, off-set by amortization totaling $20.2 million as of January 31, 2003. Of the total intangible assets, $5.1 million, $8.3 million and $4.5 million was amortized in fiscal 2001, 2002 and 2003, respectively. Fiscal 2001 and 2002 include amortization of goodwill and identifiable assets with indefinite lives that beginning in fiscal 2003 is now not being amortized under SFAS 142.

In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangibles, which the Company has adopted effective February 1, 2002. Accordingly, with the commencement of fiscal 2003, the Company no longer amortizes goodwill but instead reviews goodwill for impairment annually. Excluding goodwill and other intangible assets that will no longer be amortized, we expect amortization expense for our intangible assets with finite lives to be approximately $4.4 million per year through fiscal 2004. These intangible assets will be fully amortized by the end of fiscal 2008. See Notes 1(f), 3, 9 and 11 of Notes to Consolidated Financial Statements of SERENA.

Acquired In-Process Research and Development.  In connection with the Company’s acquisitions of HPS in May 2000 and UltiMIS in September 2000, the Company took one-time charges in fiscal 2001 of $0.5 million and $2.5 million, respectively, for acquired in-process research and development. See Note 10 of Notes to Consolidated Financial Statements of SERENA.

Restructuring Charges.  Early in the third quarter of fiscal 2002, in response to the general weakening of the worldwide economy and resulting IT spending slowdown, the Company announced and began to execute its plan to reduce the workforce by approximately 12% or 45 positions affecting all parts of the organization and incur costs associated with the closure of facilities. The Company recorded a restructuring charge in fiscal 2002 consisting principally of severance, payroll taxes and other employee benefits totaling $1.5 million and facilities closures totaling $1.0 million. The Company has realized and expects to continue to realize cost savings going forward as a result of this reduction and other cost savings initiatives implemented. The Company’s reduction in work force and closure of facilities are substantially complete with these actions. See Note 4(b) of Notes to Consolidated Financial Statements.

Interest and Other Income, Net

Interest and Other Income, Net.  Interest and other income, net was $7.5 million, $6.0 million and $4.7 million in fiscal 2001, 2002 and 2003, respectively, representing decreases of $1.5 million or 20% in fiscal 2002 over 2001 and $1.2 million or 21% in fiscal 2003 over 2002. The dollar decreases are generally due to reduced market interest rates, partially offset by increases in balances on interest-bearing accounts, such as cash and cash equivalents, and both short and long-term investments, resulting from the accumulation of earnings.

Income Taxes

Income Taxes.  Income taxes were $18.6 million, $12.9 million and $14.1 million in fiscal 2001, 2002 and 2003, representing effective income tax rates of 43%, 41% and 38%, respectively. The Company’s effective income tax rate has decreased annually. The effective income tax rate decrease in fiscal 2002, when compared to fiscal 2001, is predominantly the result of decreases in non-deductible charges, and to a lesser extent, increases in tax credits; all partially offset by a decrease in pre-tax income. The effective income tax rate decrease in fiscal 2003, when compared to fiscal 2002, is predominantly the result of decreases in non-deductible charges and increased pre-tax income growth, and to a lesser extent, increases in tax credits. SERENA’s effective income tax rate has historically benefited from the United States research and experimentation tax credit and tax benefits generated from export sales made from the United States.

Liquidity and Capital Resources

Since SERENA’s inception, we have financed our operations and met our capital expenditure requirements through cash flows from operations. As of January 31, 2003, SERENA had $105.4 million in cash and cash equivalents, and an additional $37.7 million and $48.4 million in short and long-term investments, respectively, consisting principally of high grade commercial paper, certificates of deposit and short and long-term corporate notes and bonds. Cash flows provided by operating activities were $32.0 million, $39.2 million and $31.9 million in fiscal 2001, 2002 and 2003, respectively. In fiscal 2001, SERENA’s cash flows provided by operating activities exceeded net income principally due to the inclusion of non-cash expenses in net income, cash collections in advance of revenue recognition for maintenance contracts, and growth in corporate taxes payable; all partially offset by growth in accounts receivable and net deferred tax assets. In fiscal 2002, the Company’s cash flows provided by operating activities exceeded net income principally due to the inclusion of non-cash expenses in net income, cash collections in advance of revenue recognition for maintenance contracts, and decreases in both trade accounts receivable and net deferred tax assets; all partially offset by decreases in corporate taxes payable and accrued expenses. In fiscal 2003, the Company’s cash flows provided by operating activities exceed net income principally due to an increase in corporate taxes payable, the inclusion of non-cash expenses in net income, and cash collections in advance of revenue recognition for maintenance contracts; all partially offset by increases in both accounts receivable and net deferred tax assets and a decrease in accrued expense. Non-cash expenses included in net income consisted of amortization of deferred stock-based compensation and intangible assets for all periods, and a one-time charge in fiscal 2001 for acquired in-process research and development totaling $3.0 million in connection with the Company’s acquisitions of HPS in May 2000 and UltiMIS in September 2000.

In fiscal 2001, cash used in investing activities predominantly related to cash paid, net of cash received, in connection with the HPS acquisition, UltiMIS acquisition and StarTool asset purchase totaling $1.6 million, $7.5 million and $16.0 million, respectively, in addition to net purchases of short and long-term investments totaling $4.2 million. In fiscal 2002 and 2003, cash used in investing activities predominantly related to net purchases of short and long-term investments totaling $43.3 million and $14.7 million, respectively. In fiscal 2003, cash used in investing activities also included cash paid for the UltiMIS Corporation earnout totaling $0.7 million. In fiscal 2001, 2002 and 2003, cash used in investing activities were also related to the purchase of computer equipment and office furniture and equipment totaling $2.1 million, $1.4 million and $1.4 million, respectively.

In fiscal 2001, 2002 and 2003, cash provided by financing activities was related to the exercise of stock options under the Company’s employee stock option plan totaling $1.0 million, $3.2 million and $2.0 million, the repayment of principal on notes receivable from stockholders totaling $1.2 million, $2.1 million and $2.0 million, and the sale of the Company’s common stock under the employee stock purchase plan totaling $1.5 million, $1.8 million and $1.5 million, respectively. In fiscal 2002 and 2003, cash provided by financing activities was partially offset by repurchases of the Company’s common stock under stock repurchase plans totaling $0.8 million and $1.5 million, respectively.

At January 31, 2003, the Company did not have any material commitments for capital expenditures and has no revolving credit agreement or other term loan agreements with any bank or other financial institution.

At January 31, 2003, the Company had working capital of $124.2 million and accounts receivable, net of allowances, of $16.5 million. Total deferred revenue increased to $34.4 million at January 31, 2003 from $30.8 million at January 31, 2002 primarily as a result of increased billings of maintenance fees.

The Company has noncancelable operating lease agreements for office space that expire between calendar 2003 and 2008. Minimum lease payments for the five succeeding years as of January 31, 2003 are as follows (in thousands):

Fiscal Year Ending January 31,
2004	$1,176
2005	1,246
2006	1,186
2007	807
2008	842
Thereafter	—

$5,257

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

In April 2002, the FASB issued SFAS No. 145, “Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Among other provisions, SFAS 145 rescinds SFAS 4, “Reporting Gains and Losses from Extinguishment of Debt.” Accordingly, gains or losses from extinguishment of debt that do not meet the criteria of APB No. 30 should be reclassified to income from continuing operations in all prior periods presented. SFAS 145 is effective for fiscal years beginning after May 15, 2002. The Company plans to adopt SFAS 145 beginning in its fiscal year 2004. The effect of adopting SFAS 145 is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 eliminates Emerging Issues Task Force, or EITF, Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” Under SFAS No. 146, liabilities for costs associated with an exit or disposal activity are recognized when the liabilities are incurred, as opposed to being recognized at the date of entity’s commitment to an exit plan under EITF No. 94-3. Furthermore, SFAS No. 146 establishes that fair value is the objective for initial measurement of the liabilities. This Statement will be effective for exit or disposal activities that are initiated after December 31, 2002.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Interpretation No. 45 requires a guarantor to include disclosure of certain obligations, and if applicable, at the inception of the guarantee, recognize a liability for the fair value of other certain obligations undertaken in issuing a guarantee. The recognition requirement is effective for guarantees issued or modified after December 31, 2002 and is not expected to have a material impact on the Company. The Company adopted Interpretation No. 45 effective December 2002 and the applicable disclosures have been made.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on the reported results. The disclosure provisions of SFAS No. 148 are effective for financial statements for fiscal years ending after December 15, 2002. The Company has adopted the disclosure provisions of SFAS No. 148 and the adoption of SFAS No. 148 did not impact the Company’s financial position, results of operations, or cash flows.

Factors That May Affect Future Results

This report, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements under the Private Securities Reform Act of 1995 and other prospective information relating to future events. These forward-looking statements and other prospective information are subject to certain risks and uncertainties that could cause results to differ materially from historical results or anticipated results, including but are not limited to, our reliance on our mainframe products for revenue; the percentage of license revenue typically closed at the end of each quarter making estimation of operating results prior to the end of the quarter extremely uncertain; weak economic conditions worldwide which may continue to affect the overall demand for software and services, which has resulted in and could continue to result in decreased revenues or lower revenue growth rates; changes in revenue mix and seasonality; our ability to deliver our products on the distributed systems platform; dependence on revenues from our installed base; continued demand for additional mainframe MIPS capacity; expansion of our international organizations; our ability to manage our growth; and the following:

There Are Many Factors, Including Some Beyond Our Control, That May Cause Fluctuations in Our Quarterly Operating Results

Our quarterly operating results have varied greatly in the past and may vary greatly in the future depending upon a number of factors described below and elsewhere in this “Factors That May Affect Future Results” section of this report, including many that are beyond our control. As a result, we believe that quarter-to-quarter comparisons of our financial results are not necessarily meaningful, and you should not rely on them as an indication of our future performance.

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

Economic Conditions Worldwide Could Adversely Affect Our Revenue Growth and Ability to Forecast Revenue

The revenue growth and profitability of our business depends on the overall demand for application software and services. Because our sales are primarily to major corporate customers, our business also depends on general economic and business conditions. The general weakening of the worldwide economy has caused the Company to experience a decrease in revenues and revenue growth rates of its software licenses. A softening of demand for computer software caused by a continued weakening of the economy, domestically or internationally, may result in a continued decrease in revenues and revenue growth rates. Our license revenues have fluctuated in recent years and we may not experience any license revenue growth in the future and our license revenues could in fact decline.

Management personnel identify, track and forecast future revenues, backlog and trends in our business. Our sales personnel monitor the status of all proposals, such as the estimated date when they estimate that a transaction will close and the potential dollar amount of such sale. We aggregate these estimates periodically in order to generate a sales pipeline and then evaluate the pipeline at various times to look for trends in our business. While this pipeline analysis provides visibility to our potential customers and the associated revenues for budgeting and planning purposes, these pipeline estimates may not consistently correlate to revenues in a particular quarter or ever. A slowdown in the economy, domestically or internationally, has caused and may continue to cause customer purchasing decisions to be delayed, reduced in amount or cancelled, all of which have reduced and could continue to reduce the rate of conversion of the pipeline into contracts. A variation in the pipeline or in the conversion of the pipeline into contracts could cause us to plan or budget improperly and thereby could adversely affect our business or results of operations. In addition, primarily due to a substantial portion of our software licenses revenue contracts closing in the latter part of a quarter, management may not be able to adjust the Company’s cost structure in response to a variation in the conversion of the pipeline into contracts in a timely manner, and thereby adversely affect our business or results of operations.

We Have Relied and Expect to Continue to Rely on Sales of Our Mainframe Products for Our Revenue

Historically, the majority of our software license revenue has resulted from the sale of our mainframe products. Any factors adversely affecting the pricing of, demand for or market acceptance of our mainframe products, such as competition or technological change, could materially adversely affect our business and quarterly and annual operating results. In particular, ChangeMan ZMF and Comparex, two of our mainframe products, have been responsible for a substantial majority of our revenue. In each of the last three fiscal years ending January 31, 2001, 2002 and 2003, sales of ChangeMan ZMF and Comparex together accounted for approximately 72%, 62% and 55% of our total software licenses revenue, respectively. We expect that these products will continue to account for a large portion of our software licenses revenue for the foreseeable future. Our future operating results depend on the continued market acceptance of our mainframe products, including future enhancements.

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

•	Increase our sales and marketing activities, including expanding our United States and international direct sales forces and extending our telesales efforts

•	Develop our technology, including our distributed systems products

•	Invest in penetrating systems integrators and the federal government

•	Expand our distribution channels

•	Pursue strategic relationships and acquisitions

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

Our License Revenues from Products for Distributed Systems May Fluctuate

We introduced our ChangeMan DS product in fiscal 2000, our ChangeMan ALM and ChangeMan ECP products in fiscal 2001, our ChangeMan WCM product in the first quarter of fiscal 2002 and our ChangeMan ZDD product in the first quarter of fiscal 2003. While license revenues from our distributed systems products increased to 20% of total license revenues in fiscal 2003, they fluctuate materially from quarter to quarter and could in fact decline. We are currently developing new products and enhancing our product suite to support additional distributed systems platforms. If we do not successfully develop, market, sell and support our distributed systems products, this would materially adversely affect our business and our future quarterly and annual operating results. Historically, the majority of our products have been designed for the mainframe platform, and the majority of our software license revenue, maintenance revenue and professional services revenue to date have been attributable to licenses for these mainframe products. We have limited experience developing, marketing, selling or supporting distributed systems products. Our sales and marketing organizations have historically focused exclusively on sales of our products for the mainframe and have limited experience marketing and selling distributed systems products. Additionally, we have limited experience in providing support services for distributed systems products. Many of our competitors have substantially greater experience providing distributed systems compatible software products than we do, and many also have significantly greater financial and organizational resources.

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

Any Delays in Our Normally Lengthy Sales Cycles Could Result in Significant Fluctuations in Our Quarterly Operating Results

Our sales cycle typically takes six to eighteen months to complete and varies from product to product. Any delay in the sales cycle of a large license or a number of smaller licenses could result in significant fluctuations in our quarterly operating results. The length of the sales cycle may vary depending on a number of factors over which we may have little or no control, including the size and complexity of a potential transaction and the level of competition that we encounter in our selling activities. Beginning in fiscal 2002, we have experienced an overall lengthening of sales cycles as customers delayed purchases or customers reduced budgets as a result of economic conditions. Additionally, the emerging market for ECM products and services contributes to the lengthy sales process in that during the sales cycle we often have to teach potential customers about the use and benefits of our products. In certain circumstances, we license our software to customers on a trial basis to assist the customers in their evaluation of our products. Our sales cycle can be further extended for product sales made through third party distributors.

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

We Intend to Expand Our International Operations and May Encounter a Number of Problems in Doing So; There Are Also a Number of Factors Associated With International Operations that Could Adversely Affect Our Business

Expansion of International Operations.  We intend to expand the scope of our international operations, although more slowly than in prior years, and currently have sales subsidiaries in the United Kingdom, Germany,

France and Belgium. If we are unable to expand our international operations successfully and in a timely manner, or if these operations experience declining revenue growth, this could materially adversely affect our business and quarterly and annual operating results. We have only limited experience in marketing, selling and supporting our products internationally. Additionally, we do not have any experience in developing foreign language versions of our products. Such development may be more difficult or take longer than we anticipate. We may not be able to successfully market, sell, deliver and support our products internationally.

Risks of International Operations.  International sales represented approximately 29% of our total revenue in the current fiscal year ended January 31, 2003, as compared to 19% and 18% in each of the fiscal years ended January 31, 2002 and 2001, respectively. The increase in fiscal 2003, when compared to fiscal 2002 and 2001, is primarily the result of several large transactions with one international customer in fiscal 2003. This single customer accounted for 13% of total revenue in fiscal 2003. No single customer accounted for 10% or more of total revenue in fiscal 2002 or 2001. Our international revenue is attributable principally to our European operations. Our international operations are, and any expanded international operations will be, subject to a variety of risks associated with conducting business internationally that could materially adversely affect our business and future quarterly and annual operating results, including the following:

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

Mainframe Competition.  We currently face competition from a number of sources, including:

•	Customers’ internal IT departments

•	Providers of SCM products that compete directly with ChangeMan ZMF and Comparex such as Computer Associates, IBM and smaller private companies

•	Providers of application development programmer productivity and system management products such as Compuware, IBM and smaller private companies

Competition in the Distributed Systems SCM Market.  We also face significant competition as we develop, market and sell our distributed systems products, including ChangeMan DS, ChangeMan ALM, ChangeMan ECP and ChangeMan WCM. If we are unable to successfully penetrate the distributed systems SCM market, our business and future quarterly and annual operating results will be materially adversely affected. Penetrating the existing distributed systems SCM market will be difficult. Competitors in the distributed systems market include IBM/Rational Software, Computer Associates, MERANT, Microsoft, Telelogic and other smaller private companies.

Future Competition.  We may face competition in the future from established companies who have not previously entered the mainframe or distributed systems SCM market, or from emerging software companies. Barriers to entry in the software market are relatively low. Increased competition may materially adversely affect our business and future quarterly and annual operating results due to price reductions, reduced gross margins and reduction in market share. Established companies may not only develop their own mainframe or distributed systems SCM solutions, but they may also acquire or establish cooperative relationships with our current competitors, including cooperative relationships between large, established companies and smaller private companies. Because larger companies have significant financial and organizational resources available, they may be able to quickly penetrate the mainframe or distributed systems SCM market through acquisitions or strategic relationships and may be able to leverage the technology and expertise of smaller companies and develop successful SCM products for the mainframe. We expect that the software industry, in general, and providers of SCM solutions, in particular, will continue to consolidate. It is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

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

Our Executive Officers and Certain Key Personnel Are Critical to Our Business and Such Officers and Key Personnel May Not Remain with SERENA in the Future

Our success will depend to a significant extent on the continued service of our senior executives and certain other key employees, including certain sales, consulting, technical and marketing personnel. If we lost the services of one or more of our executives or key employees, including if one or more of our executives or key employees decided to join a competitor or otherwise compete directly or indirectly with SERENA, this could materially adversely affect our business. In particular, we have historically relied on the experience and dedication of our product authors. With the exception of Douglas D. Troxel, SERENA’s founder, Chief Technology Officer and chairman of SERENA’s board of directors, the employment of all of our senior and key employees, including key product authors, is at will. Mr. Troxel’s employment is on a year-to-year basis. In addition, we do not maintain key man life insurance on our employees and have no plans to do so.

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

Our Share Price Has Been, and Will Likely Continue to Be, Volatile

The market price of our common shares has fluctuated significantly in recent months, and we expect that the market price of our common shares may fluctuate substantially as a result of variations in our quarterly operating results and market conditions. These fluctuations may be exaggerated if the trading volume of our common shares is low. In addition, the market price of our common shares may fluctuate dramatically in response to a variety of factors, including:

•	Changes in estimates of our financial performance;

•	Shortfalls in revenues or net income expected by securities analysts;

•	Announcements of new products by the Company or its competitors;

•	Quarterly fluctuations in the Company’s financial results or the results of other software companies, including those of direct competitors of the Company;

•	Changes in analysts’ estimates of the Company’s financial performance, the financial performance of competitors, or the financial performance of software companies in general;

•	General conditions in the software industry;

•	Changes in the Company’s license revenue mix among the various platforms;

•	Changes in prices for the Company’s products or competitors’ products;

•	Changes in revenue growth rates for the Company or its competitors;

•	Conditions in the financial markets;

•	General market or economic conditions;

•	The gain or loss of a significant customer or strategic relationship;

•	Changes in recommendations from securities analysts regarding us, our industry or our customers’ industries;

•	Announcements of technological or competitive developments; and

•	Acquisitions or entry into strategic alliances by us or our competitors.

Because of this volatility, we may fail to meet the expectations of our stockholders or of securities analysts at some time in the future and the trading prices of our securities could decline as a result.

In addition, equity securities of many technology companies have recently experienced significant price and volume fluctuations. These price and volume fluctuations are sometimes unrelated to the operating performance of the affected companies. Volatility in the market price of our common shares could result in securities class action litigation. This type of litigation, regardless of the outcome, could result in substantial costs to us and a diversion of our management’s attention and resources.

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

Errors in Our Products or the Failure of Our Products to Conform to Specifications Could Result in Our Customers Demanding Refunds from Us or Asserting Claims for Damages Against Us

Because our software products are complex, they often contain errors or “bugs” that can be detected at any point in a product’s life cycle. While we continually test our products for errors and work with customers through our customer support services to identify and correct bugs in our software, we expect that errors in our products will continue to be found in the future. Although many of these errors may prove to be immaterial, certain of these errors could be significant. Detection of any significant errors may result in, among other things, loss of, or delay in, market acceptance and sales of our products, diversion of development resources, injury to our reputation, or increased service and warranty costs. These problems could materially adversely affect our business and future quarterly and annual operating results. In the past we have discovered errors in certain of our products and have experienced delays in the shipment of our products during the period required to correct these errors. These delays have principally related to new version and product update releases. To date none of these delays have materially affected our business. However, product errors or delays in the future, including any product errors or delays associated with the introduction of our distributed systems products, could be material. In addition, in certain cases we have warranted that our products will operate in accordance with specified customer requirements. If our products fail to conform to such specifications, customers could demand a refund for the software license fee paid to us or assert claims for damages.

Product Liability Claims Asserted Against Us in the Future Could Adversely Affect Our Business

We may be subject to claims for damages related to product errors in the future. A material product liability claim could materially adversely affect our business. Our license agreements with our customers typically contain provisions designed to limit exposure to potential product liability claims. SERENA’s standard software licenses provide that if our products fail to perform, we will correct or replace such products. If these corrective measures fail, we may be required to refund the license fee for such non-performing product. However, our standard license agreement limits our liability for non-performing products to the amount of license fee paid, if the license has been in effect for less than one year, or to the amount of the licensee’s current annual maintenance fee, if the license is more than one year old. Our standard license also provides that SERENA shall not be liable for indirect or consequential damages caused by the failure of our products. Such limitation of liability provisions may, however, not be effective under the laws of certain jurisdictions to the extent local laws treat certain warranty exclusions as unenforceable. Although we have not experienced any product liability claims to date, the sale and support of our products entail the risk of such claims.

Item 7A.   Quantitative and Qualitative Disclosure about Market Risk

The Company does not use derivative financial instruments in its investment portfolio and has no foreign exchange contracts. Its financial instruments consist of cash and cash equivalents, short and long-term investments, trade accounts receivable and accounts payable. The Company considers investments in highly liquid instruments purchased with a remaining maturity of 90 days or less to be cash equivalents. All of the Company’s cash equivalents and short and long-term investments principally consist of commercial paper and debt securities, and are classified as available-for-sale as of January 31, 2003. The Company’s exposure to market risk for changes in interest rates relates primarily to its short and long-term investments and short-term obligations, thus, a hypothetical 10% fluctuation in interest rates would not have a material impact on the fair value of these securities.

Sales to foreign countries accounted for approximately 29% of the total sales for fiscal 2003, as compared to 19% and 18% in fiscal 2002 and 2001, respectively. Because the Company invoices certain of its foreign sales in currencies other than the United States dollar, predominantly the British pound sterling and euro, and does not hedge these transactions, fluctuations in exchange rates could adversely affect the translated results of operations of the Company’s foreign subsidiaries. Therefore, foreign exchange fluctuations could create a risk of significant balance sheet gains or losses on the Company’s consolidated financial statements. However, given the Company’s foreign subsidiaries’ net book values as of January 31, 2003 and net cash flows for the most recent fiscal year then ended, the Company does not believe that a hypothetical 10% fluctuation in foreign currency exchange rates would have a material impact on our financial position or results of operations.

Item 8.   Financial Statements and Supplementary Data

FINANCIAL STATEMENTS

Our financial statements required by this item are submitted as a separate section of this Form 10-K. See Item 14(a)1 for a listing of financial statements provided in the section titled, “FINANCIAL STATEMENTS.”

SUPPLEMENTARY DATA

The following tables (presented in thousands, except per share data) set forth quarterly unaudited supplementary data for each of the years in the two-year period ended January 31, 2003. All share and per share data referred to in the table below have been adjusted to reflect the three-for-two stock split in the form of a stock dividend of our common stock effected March 21, 2000.

	Fiscal 2003
	Quarter Ended				Year Ended Jan. 31,
	Apr. 30,	Jul. 31,	Oct. 31,	Jan. 31,
Revenue	$22,046	$22,998	$24,633	$26,098	$95,775
Cost of revenue	3,043	3,247	3,562	3,439	13,291
Gross profit	19,003	19,751	21,071	22,659	82,484
Operating expenses	12,150	12,441	12,397	12,972	49,960
Operating income	6,853	7,310	8,674	9,687	32,524
Income before income taxes	8,050	8,508	9,911	10,781	37,250
Income taxes	3,059	3,233	3,766	4,038	14,096
Net income	4,991	5,275	6,145	6,743	23,154
Net income per share:
Basic	0.12	0.13	0.15	0.17	0.57
Diluted	0.12	0.13	0.15	0.17	0.57
Weighted average shares used in per share calculations:
Basic	40,168	40,288	40,420	40,592	40,367
Diluted	40,661	40,655	41,000	41,099	40,854

	Fiscal 2002
	Quarter Ended				Year Ended Jan. 31,
	Apr. 30,	Jul. 31,	Oct. 31,	Jan. 31,
Revenue	$27,493	$23,448	$23,248	$24,452	$98,641
Cost of revenue	3,639	3,272	3,116	2,928	12,955
Gross profit	23,854	20,176	20,132	21,524	85,686
Operating expenses	15,469	15,517	16,166	13,131	60,283
Operating income	8,385	4,659	3,966	8,393	25,403
Income before income taxes	10,036	6,241	5,530	9,564	31,371
Income taxes	4,115	2,559	2,267	3,921	12,862
Net income	5,921	3,682	3,263	5,643	18,509
Net income per share:
Basic	0.15	0.09	0.08	0.14	0.46
Diluted	0.15	0.09	0.08	0.14	0.46
Weighted average shares used in per share calculations:
Basic	39,371	39,714	39,942	40,046	39,768
Diluted	40,462	40,726	40,629	41,222	40,760

Item 9.   Changes and Disagreements with Accountants on Accounting and Financial Disclosure

During the 24-month period preceeding January 31, 2003 we neither changed accountants nor had disagreements with our accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope and procedures.

PART III

Item 10.  Directors and Executive Officers of the Registrant

Information required by this Item concerning the Company’s directors is incorporated by reference from the section captioned “Election of Directors” contained in the Company’s Proxy Statement related to the 2003 Annual Meeting of Stockholders scheduled to be held on June 27, 2003, which will be filed by the Company with the Securities and Exchange Commission within 120 days of the end of the Company’s fiscal year pursuant to General Instruction G(3) of Form 10-K (the “Proxy Statement”). The information required by this Item concerning compliance with Section 16(a) of the Securities and Exchange Act of 1934 is incorporated by reference from the section of the Proxy Statement captioned “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11.  Executive Compensation

The information required by this Item is incorporated by reference to the information under the section captioned “Executive Compensation” contained in the Proxy Statement.

Item 12. Security	Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the information under the section captioned “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” contained in the Proxy Statement. The table below presents the following information as of January 31, 2003: (a) aggregate number of securities to be issued under the stock plans upon exercise of outstanding options, warrants and other rights, (b) the related weighted-average exercise price and (c) the aggregate number of securities reserved for future issuance under such plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
	(a)	(b)	(c)
Plan Category:
Equity compensation plans approved by security holders (1)	4,184,000	$17.33	1,731,571
Equity compensation plans not approved by security holders	—	—	—

Total	4,184,000	$17.33	1,731,571

(1)	Consists of the following plans: The Amended and Restated 1997 Stock Option and Incentive Plan (the “Plan”), the Amended and Restated 1999 Director Option Plan (the “Director Plan”) and the Employee Stock Purchase Plan.

Item 13.   Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference to the information under the sections captioned “Interlocks and Insider Participation” and “Certain Transactions” contained in the Proxy Statement.

Item 14.   Controls and Procedures

Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Annual Report on Form 10-K, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation by the Company’s principal executive officer and principal financial officer, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)    1. Financial Statements

The following statements are filed as part of this Report:

Page
SERENA Software, Inc. Consolidated Financial Statements
Independent Auditors’ Report	50
Consolidated Balance Sheets	51
Consolidated Statements of Income and Comprehensive Income	52
Consolidated Statements of Stockholders’ Equity	53
Consolidated Statements of Cash Flows	54
Notes to Consolidated Financial Statements	55

2. Financial Statement Schedules
Independent Auditors’ Report on Financial Statement Schedule	S-1
Valuation and Qualifying Accounts	S-2

3. Exhibits

Exhibit Number	Exhibit Title
3.1(b)	Amended and Restated Certificate of Incorporation of SERENA
3.2(b)	Bylaws of SERENA, as currently in effect
4.1(b)	Specimen Common Stock Certificate
4.2(b)	Registration Rights Agreement, dated September 25, 1998, by and among SERENA and certain shareholders of Optima Software Inc. (related to SERENA’s acquisition of Optima Software, Inc.)
10.1(b)	Form of Indemnification Agreement between SERENA and each of its directors and officers
10.2A(b)	Amended and Restated 1997 Stock Option Plan
10.2B(b)	Form of Option Agreement under the Amended and Restated 1997 Stock Option Plan
10.2C(b)	Form of Restricted Stock Purchase Agreement under the Amended and Restated 1997 Stock Option Plan
10.3A(b)	1999 Employee Stock Purchase Plan
10.3B(b)	Form of Subscription Agreement under the 1999 Employee Stock Purchase Plan
10.4A(b)	1999 Director Plan
10.4B(b)	Form of Option Agreement under 1999 Director Plan
10.6(b)	Employment Agreement, dated June 24, 1980, between SERENA and Douglas D. Troxel
10.10A(b)	Lease Agreement, dated August 15, 1994, between SERENA and Waterfront Towers Partners, L.P. (for Burlingame headquarters)
10.10B(b)	Addendum to Lease Agreement (for Burlingame headquarters facility), dated November 21, 1994
10.10C(b)	Second Addendum to Lease Agreement (for Burlingame headquarters) dated November 15, 1994
10.10D(b)	Amendment No. 1 to Lease Agreement (for Burlingame headquarters facility) dated May 21, 1996
10.10E(b)	Amendment No. 2 to Lease Agreement (for Burlingame headquarters facility) dated August 24, 1996
10.10F(b)	Amendment No. 3 to Lease Agreement (for Burlingame headquarters facility) dated June 3, 1997
10.10G(b)	Amendment No. 4 to Lease Agreement (for Burlingame headquarters facility) dated June 9, 1998
10.11(b)	Lease Agreement between SERENA and Waterfront Tower Partners, L.P. dated May 18, 1998 (for additional space at Burlingame headquarters facility)
10.12(b)	Form of Restricted Stock Purchase Agreement entered into between SERENA and certain of its executive officers

Exhibit Number	Exhibit Title
10.13(c)	Lease Agreement between Waterfront Tower Partners, L.P. and SERENA Software, Inc. dated June 21, 1999 (for additional space at Burlingame headquarters facility)
10.14(d)	Form S-8 Registration Statement Under the Securities Act of 1933 dated June 1, 2001 (the Company’s register of 2,562,500 shares of the Company’s common stock under various Company Plans)
10.15(e)

Landord Consent to Sublease Agreement dated January 30, 2002 by and among EOP-Penninsula Office Park, L.L.C. and RSA Security, Inc. and SERENA Software, Inc. (for new headquarter facilities in San Mateo)

10.16(e)	Sublease Agreement dated January 22, 2002 between RSA Security, Inc. and SERENA Software, Inc. (for new headquarter facilities in San Mateo)
10.17(f)	SERENA Software, Inc. 1999 Director Option Plan as Amended and Restated
21.1(a)	List of Subsidiaries of SERENA Software, Inc.
23.1(a)	Independent Auditors’ Consent
99.1(a)	Certification of Chief Executive Officer and Chief Financial Officer

(a)	Filed herewith.
(b)	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Registration Statement on Form S-1 (Registration No. 333-67761), which the Securities and Exchange Commission declared effective on February 11, 1999.
(c)	Incorporated by reference to the exhibit bearing the same number filed on April 30, 2001 with the Registrant’s fiscal 2001 Annual Report on Form 10-K.
(d)	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Registration Statement on Form S-8 (Registration No. 333-62106), which the Security and Exchange Commission declared effective June 1, 2001.
(e)	Incorporated by reference to the exhibit bearing the same number filed on April 29, 2002 with the Registrant’s fiscal 2002 Annual Report on Form 10-K.
(f)	Incorporated by reference to the exhibit bearing the same number filed on September 13, 2002 with the Registrant’s fiscal 2003 second Quarterly Report on Form 10-Q.

(b)    Reports on Form 8-K

The Registrant filed on November 22, 2002 an amended report on Form 8-K/A dated August 18, 2000 amending and reporting and event under Item 2 and 7.

(c)    Exhibits

See Item 14(a)(3) above.

(d)    Financial Statement Schedules

See Item 14(a)(2) above.

Item 16.   Principal Accountant Fees and Services

Section 10A(i)(2) of the Securities Exchange Act of 1934, as added in Section 202 of the Sarbanes-Oxley Act of 2002, requires us to disclose the approval by our Audit Committee of any non-audit services to be performed by our auditor. The Audit Committee of the Board of Directors of SERENA has approved the performance of certain tax-related services by our auditor, KPMG LLP. Certain other information required by this item is incorporated by reference to the information under the section captioned “Principal Accountant Fees and Services” contained in the Proxy Statement.

Trademarks

Serena is a trademark, and StarTool, Comparex, ChangeMan and SERNET are registered trademarks, of SERENA Software, Inc. All other products or company names are used for identification purposes only and may be trademarks of their respective owners.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized in the City of San Mateo, State of California, this 29th day of April, 2003.

SERENA SOFTWARE, INC.

BY	/s/ MARK E. WOODWARD
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

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report on Form 10-K has been signed on behalf of the Registrant by the following persons and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ MARK E. WOODWARD (Mark E. Woodward)	President, Chief Executive Officer and Director	April 29, 2003

/s/ ROBERT I. PENDER, Jr. (Robert I. Pender, Jr.)	Vice President, Finance and Administration, Chief Financial Officer (Principal Financial and Accounting Officer) and Director	April 29, 2003

/s/ DOUGLAS D. TROXEL (Douglas D. Troxel)	Chief Technology Officer and Chairman of the Board of Directors	April 29, 2003

/s/ JERRY T. UNGERMAN (Jerry T. Ungerman)	Director	April 29, 2003

/s/ J. HALLAM DAWSON (J. Hallam Dawson)	Director	April 29, 2003

/s/ GREGORY J. OWENS (Gregory J. Owens)	Director	April 29, 2003

/s/ ROBERT I. PENDER, Jr. (Robert I. Pender, Jr. Attorney-In-Fact)	Director	April 29, 2003

CERTIFICATIONS

I, Mark E. Woodward, certify that:

1.	I have reviewed this annual report on Form 10-K of SERENA Software, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 29, 2003

By:	/s/ MARK E. WOODWARD
Mark E. Woodward
President and Chief Executive Officer and Director

I, Robert I. Pender, Jr., certify that:

1.	I have reviewed this annual report on Form 10-K of SERENA Software, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 29, 2003

By:	/s/ ROBERT I. PENDER, JR.
Robert I. Pender, Jr
Vice President, Finance and Administration,
Chief Financial Officer (Principal Financial and Accounting Officer) and Director

SERENA Software, Inc.

Independent Auditors’ Report

The Board of Directors and Stockholders

SERENA Software, Inc.:

We have audited the accompanying consolidated balance sheets of SERENA Software, Inc. and subsidiaries as of January 31, 2002 and 2003, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended January 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SERENA Software, Inc. and subsidiaries as of January 31, 2002 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended January 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 1 to the consolidated financial statements, effective February 1, 2002, SERENA Software, Inc. and subsidiaries adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/s/  KPMG LLP

San Francisco, California

February 18, 2003

SERENA SOFTWARE, INC.

Consolidated Balance Sheets

(in thousands, except share data)

	January 31,
	2002	2003
Assets
Current assets:
Cash and cash equivalents	$85,954	$105,402
Short-term investments	46,640	37,672
Accounts receivable, net of allowance of $846 and $869 in fiscal 2002 and 2003, respectively	14,111	16,514
Deferred taxes	5,834	6,549
Prepaid expenses and other current assets	838	744

Total current assets	153,377	166,881
Long-term investments	24,321	48,374
Property and equipment, net	3,036	3,078
Deferred taxes	—	561
Goodwill and other intangible assets, net	50,135	45,360
Other assets	201	269

Total assets	$231,070	$264,523

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$710	$533
Income taxes payable	1,650	7,921
Accrued expenses	11,762	8,266
Deferred revenue	21,877	26,010

Total current liabilities	35,999	42,730
Deferred revenue, net of current portion	8,886	8,373
Deferred taxes	1,409	458

Total liabilities	46,294	51,561

Commitments and contingencies:
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 90,000,000 shares authorized; 40,274,214 and 40,645,508 shares issued and outstanding at January 31, 2002 and 2003, respectively	40	41
Additional paid-in capital	123,517	126,006
Deferred stock-based compensation	(23)	—
Notes receivable from stockholders	(10,350)	(8,519)
Accumulated other comprehensive income	21	709
Retained earnings	71,571	94,725

Total stockholders’ equity	184,776	212,962

Total liabilities and stockholders’ equity	$231,070	$264,523

See accompanying notes to consolidated financial statements

SERENA SOFTWARE, INC.

Consolidated Statements of Income and Comprehensive Income

(in thousands, except per share data)

	Fiscal Year Ended January 31,
	2001	2002	2003
Revenue:
Software licenses	$58,037	$49,514	$44,250
Maintenance	37,227	41,812	44,476
Professional services	8,345	7,315	7,049

Total revenue	103,609	98,641	95,775

Cost of revenue:
Software licenses	1,600	931	1,224
Maintenance	5,610	5,448	5,548
Professional services	6,938	6,576	6,519

Total cost of revenue	14,148	12,955	13,291

Gross profit	89,461	85,686	82,484

Operating expenses:
Sales and marketing	27,154	29,357	26,361
Research and development	10,101	13,308	11,779
General and administrative	8,511	6,618	7,311
Stock-based compensation	223	135	23
Amortization of intangible assets, including goodwill in fiscal 2001 and 2002	5,146	8,336	4,486
Acquired in-process research and development	2,972	—	—
Restructuring charges	—	2,529	—

Total operating expenses	54,107	60,283	49,960

Operating income	35,354	25,403	32,524
Interest and other income, net	7,475	5,968	4,726

Income before income taxes	42,829	31,371	37,250
Income taxes	18,575	12,862	14,096

Net income	$24,254	$18,509	$23,154

Comprehensive income:
Net income	$24,254	$18,509	$23,154
Other comprehensive (loss) income:
Foreign currency translation adjustments	(202)	(5)	312
Unrealized gain on marketable securities	101	167	376

Other comprehensive (loss) income	(101)	162	688

Total comprehensive income	$24,153	$18,671	$23,842

Net income per share:
Basic	$0.63	$0.46	$0.57

Diluted	$0.60	$0.46	$0.57

Weighted average shares used in per share calculations:
Basic	38,522	39,768	40,367

Diluted	40,729	40,760	40,854

See accompanying notes to consolidated financial statements

SERENA SOFTWARE, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Deferred Stock-based Compensation	Notes Receivable from Stockholders	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 31, 2000	38,285,612	$38	$89,281	$(380)	$(3,182)	$(40)	$28,808	$114,525
Issuance of common stock under HPS, StarTool and UltiMIS acquisitions	396,324	1	14,281	—	—	—	—	14,282
Issuance of common stock under the employee stock purchase plan	183,449	—	1,484	—	—	—	—	1,484
Issuance of restricted common stock for notes receivable, net of repurchases	484,500	1	9,293	—	(9,294)	—	—	—
Common stock options exercised	338,628	—	1,049	—	—	—	—	1,049
Payments of accrued interest and principal on restricted common stock	—	—	—	—	1,379	—	—	1,379
Amortization of stock-based compensation	—	—	—	223	—	—	—	223
Accrued interest on note receivable	—	—	—	—	(1,017)	—	—	(1,017)
Tax benefit from employee stock plans	—	—	1,067	—	—	—	—	1,067
Net income	—	—	—	—	—	—	24,254	24,254
Other comprehensive loss	—	—	—	—	—	(101)	—	(101)

Balance as of January 31, 2001	39,688,513	40	116,455	(157)	(12,114)	(141)	53,062	157,145
Issuance of common stock under the employee stock purchase plan	146,921	—	1,802	—	—	—	—	1,802
Repurchase of common stock	(80,000)	—	(794)	—	—	—	—	(794)
Common stock options exercised	518,780	—	3,206	—	—	—	—	3,206
Payments of accrued interest and principal on restricted common stock	—	—	—	—	2,474	—	—	2,474
Amortization of stock-based compensation	—	—	—	134	—	—	—	134
Accrued interest on note receivable	—	—	—	—	(710)	—	—	(710)
Issuance of stock warrant	—	—	129	—	—	—	—	129
Tax benefit from employee stock plans	—	—	2,719	—	—	—	—	2,719
Net income	—	—	—	—	—	—	18,509	18,509
Other comprehensive income	—	—	—	—	—	162	—	162

Balance as of January 31, 2002	40,274,214	40	123,517	(23)	(10,350)	21	71,571	184,776
Issuance of common stock under the employee stock purchase plan	123,721	—	1,489	—	—	—	—	1,489
Repurchase of common stock	(112,422)	—	(1,508)	—	27	—	—	(1,481)
Common stock options exercised	359,995	1	2,068	—	—	—	—	2,069
Payments of accrued interest and principal on restricted common stock	—	—	—	—	2,470	—	—	2,470
Amortization of stock-based compensation	—	—	—	23	—	—	—	23
Accrued interest on note receivable	—	—	—	—	(666)	—	—	(666)
Tax benefit from employee stock plans	—	—	440	—	—	—	—	440
Net income	—	—	—	—	—	—	23,154	23,154
Other comprehensive income	—	—	—	—	—	688	—	688

Balance as of January 31, 2003	40,645,508	$41	$126,006	$—	$(8,519)	$709	$94,725	$212,962

See accompanying notes to consolidated financial statements

SERENA SOFTWARE, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Fiscal Year Ended January 31,
	2001	2002	2003
Cash flows from operating activities:
Net income	$24,254	$18,509	$23,154
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,161	1,568	1,384
Deferred income taxes	(4,403)	481	(2,226)
Tax benefit from employee stock plans	1,067	2,719	440
Provision in allowance for bad debts	975	1,108	875
(Gain) loss on disposal of property and equipment	(1)	119	(23)
Accrued interest on notes receivable from stockholders, net of cash received	(853)	(339)	(164)
Amortization of deferred stock-based compensation	223	135	23
Amortization of intangible assets, including goodwill in fiscal 2001 and 2002	5,146	8,336	4,486
Acquired in-process research and development	2,972	—	—
Issuance of stock warrant in exchange for operating services provided	—	129	—
Changes in operating assets and liabilities:
Accounts receivable	(6,062)	5,595	(2,839)
Prepaid expenses and other assets	(894)	548	(31)
Accounts payable	538	(194)	(213)
Income taxes payable	3,498	(4,837)	6,204
Accrued expenses	545	(1,360)	(1,713)
Deferred revenue	3,842	6,690	2,541

Net cash provided by operating activities	32,008	39,207	31,898

Cash flows used in investing activities:
Purchases of property and equipment	(2,055)	(1,428)	(1,388)
Purchases of short-term and long-term investments	(4,123)	(43,314)	(14,709)
Cash paid in acquisition of HPS, StarTool and UltiMIS in fiscal 2001, net of cash acquired	(25,128)	—	—
Cash paid for UltiMIS Corporation earn-out	—	—	(710)

Net cash used in investing activities	(31,306)	(44,742)	(16,807)

Cash flows from financing activities:
Common stock repurchased under the stock repurchase plan	—	(794)	(1,508)
Sale of common stock under the employee stock purchase plan	1,484	1,802	1,489
Exercise of stock options under the employee stock option plan	1,049	3,206	2,069
Payment of principal on notes receivable from stockholders	1,215	2,101	1,995

Net cash provided by financing activities	3,748	6,315	4,045

Effect of exchange rate changes on cash	(202)	(5)	312

Net increase in cash and cash equivalents	4,248	775	19,448
Cash and cash equivalents at beginning of year	80,931	85,179	85,954

Cash and cash equivalents at end of year	$85,179	$85,954	$105,402

Supplemental disclosures of cash flow information:
Income taxes paid	$18,478	$14,459	$9,814

Non-cash investing and financing activity:
Common stock issued in acquisition of HPS, StarTool and UltiMIS in fiscal 2001	$14,283	$—	$—

Restricted stock issued for notes receivable from stockholders	$9,294	$—	$—

Unrealized gain on marketable securities	$101	$167	$376

Contingent consideration accrued for (reversed from) the UltiMIS acquisition, net	$—	$1,000	$(290)

Additional paid-in capital from issuance of stock warrant	$—	$(129)	$—

See accompanying notes to consolidated financial statements

SERENA SOFTWARE, INC.

Notes to Consolidated Financial Statements

Fiscal Years Ended January 31, 2001, 2002 and 2003

(1) Description of Business and Summary of Significant Accounting Policies

(a) Description of Business

SERENA Software, Inc. (the “Company”) is an industry-leading supplier of software that automates change to enterprise code and content. Its principal markets are North America, and to a lesser extent, Europe. Export sales represented approximately 18%, 19%, and 29% of total revenue in fiscal 2001, 2002 and 2003, respectively.

(b) Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

(c) Foreign Currency Translation

The functional currency of the Company’s U.K. subsidiary is the British pound. The functional currency of the Company’s German, French and Belgian subsidiaries is the euro. These foreign subsidiaries’ financial statements are translated using current exchange rates for balance sheet accounts and average rates for income statement accounts. Translation adjustments are recorded as other comprehensive income or loss in the consolidated statements of income and comprehensive income. Foreign currency transaction gains and losses are included in operating expenses, and have not been material to date.

(d) Cash, Cash Equivalents and Investments

The Company considers all highly liquid investments purchased with original remaining maturities of three months or less to be cash equivalents. As of January 31, 2002 and 2003, cash equivalents consisted of commercial paper and money market funds.

The Company has classified its investments as “available-for-sale.” These investments are carried at fair value, based on quoted market prices, and unrealized gains and losses are recorded as other comprehensive income or loss in the consolidated statements of income and comprehensive income. Realized gains and losses upon sale or maturity of these investments are determined using the specific identification method.

Interest and other income, net consists principally of earnings generated from interest-bearing accounts held by the Company and, to a lesser extent, interest accrued from stockholder notes.

Cash equivalents consist of securities with original remaining maturities of three months or less. Investments as of January 31, 2002 consisted of $46,640,000 of securities which mature in less than one year and $24,321,000 of securities which mature in one to two years. Investments as of January 31, 2003 consisted of $37,672,000 of securities which mature in less than one year and $48,374,000 of securities which mature in one to two years. Cash, cash equivalents and investments consisted of the following as of January 31, 2002 and 2003 (in thousands):

	As of January 31, 2002			As of January 31, 2003
	Cost	Unrealized Gains	Market	Cost	Unrealized Gains	Market
Cash and Cash Equivalents:
Cash	$4,636	$—	$4,636	$7,382	$—	$7,382
CD’s/Bonds	5,000	—	5,000	5,000	—	5,000
Money Market Funds	65,309	—	65,309	93,020	—	93,020
Corporate Notes	10,969	40	11,009	—	—	—

	$85,914	$40	$85,954	$105,402	$—	$105,402

Investments:
Corporate Notes	$70,733	$228	$70,961	$85,402	$644	$86,046

	$70,733	$228	$70,961	$85,402	$644	$86,046

SERENA SOFTWARE, INC.

Notes to Consolidated Financial Statements  (Continued)

Fiscal Years Ended January 31, 2001, 2002 and 2003

(1) Description of Business and Summary of Significant Accounting Policies (Continued)

(e) Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, generally three to five years.

(f) Goodwill and Other Intangible Assets

Goodwill and other intangible assets include work-force-in-place, non-compete agreements, acquired technology and goodwill associated with the acquisitions of Optima Software, Inc., Diamond Optimum Systems, Inc., High Power Software, Inc., the StarTool FDM product and UltiMIS Corporation. Non-compete and acquired technology are amortized using the straight-line method over the estimated useful lives of the related assets, from 1 year to 7 years. With the adoption of SFAS No. 142 on February 1, 2002, goodwill and work-force-in-place have ceased to be amortized to income effective with the beginning of fiscal 2003 and is instead reviewed for impairment.

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

(h) Software Development Costs

Development costs related to software products are expensed as incurred until technological feasibility of the product has been established. Based on the Company’s product development process, technological feasibility is established upon completion of a working model. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have not been significant. Accordingly, no costs have been capitalized to date. The Company has, however, capitalized certain costs totaling $476,000 and $103,000 in fiscal 2002 and 2003, respectively, associated with computer software it has acquired for internal use. The capitalization and amortization of these costs are in accordance with AICPA Statement of Position (“SOP”) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Software development costs are being amortized over periods of three to five years.

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

SERENA SOFTWARE, INC.

Notes to Consolidated Financial Statements  (Continued)

Fiscal Years Ended January 31, 2001, 2002 and 2003

(1) Description of Business and Summary of Significant Accounting Policies (Continued)

(k) Fair Value of Financial Instruments

The fair value of the Company’s cash and cash equivalents, accounts receivable, and accounts payable approximate their respective carrying amounts.

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

(m) Revenue Recognition

SERENA recognizes revenue in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-9, and generally recognizes revenue when all of the following criteria are met as set forth in paragraph 8 of SOP 97-2: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the fee is fixed or determinable and (4) collectibility is probable. SERENA defines each of these four criteria as follows:

Persuasive evidence of an arrangement exists. It is SERENA’s customary practice to have a written contract, which is signed by both the customer and SERENA, or a purchase order from those customers who have previously negotiated a standard license arrangement with SERENA.

Delivery has occurred. SERENA’s software is physically delivered to the customer. If an arrangement includes undelivered products or services that are essential to the functionality of the delivered product, delivery is not considered to have occurred until these products or services are delivered.

The fee is fixed or determinable. SERENA’s policy is to not provide customers the right to a refund of any portion of their license fees paid. SERENA may agree to extended payment terms with a foreign customer based on local customs. Generally, at least 80% of the arrangement fees are due within one year or less. Arrangements with payment terms extending beyond these customary payment terms are considered not to be fixed or determinable, and revenues from such arrangements are recognized as payments become due and payable.

Collectibility is probable. Collectibility is assessed on a customer-by-customer basis. SERENA typically sells to customers for whom there is a history of successful collection. If it is determined from the outset of an arrangement that collectibility is not probable, revenues are recognized as cash is collected.

For contracts with multiple elements (e.g., license and maintenance), revenue is allocated to each component of the contract based on vendor specific objective evidence (“VSOE”) of its fair value, which is the price charged when the elements are sold separately. Since VSOE has not been established for license transactions, the residual method is used to allocate revenue to the license portion of multiple-element transactions. Therefore, the Company recognizes the difference between the total arrangement fee and the amount deferred for the undelivered items as revenue.

The Company sells its products to its end users and distributors under license agreements. Each new mainframe license includes maintenance, which includes the right to receive telephone support, “bug fixes” and

SERENA SOFTWARE, INC.

Notes to Consolidated Financial Statements  (Continued)

Fiscal Years Ended January 31, 2001, 2002 and 2003

(1) Description of Business and Summary of Significant Accounting Policies (Continued)

unspecified upgrades and enhancements, for a specified duration of time, usually one year. The fee associated with such agreements is allocated between software license revenue and maintenance revenue based on the residual method. Software license revenue from these agreements is recognized upon receipt and acceptance of a signed contract and delivery of the software, provided the related fee is fixed and determinable, collectibility of the revenue is probable and the arrangement does not involve significant customization of the software. If an acceptance period is required, revenue is recognized upon the earlier of customer acceptance or the expiration of the acceptance period, as defined in the applicable software license agreement.

The Company recognizes maintenance revenue ratably over the life of the related maintenance contract. Maintenance contracts on perpetual licenses generally renew annually. The Company typically invoices and collects maintenance fees on an annual basis at the anniversary date of the license. Deferred revenue represents amounts received by the Company in advance of performance of the maintenance obligation. Professional services revenue includes fees derived from the delivery of training, installation, and consulting services. Revenue from training, installation, and consulting services is recognized on a time and materials basis as the related services are performed.

(n) Stock-Based Compensation

The Company uses the intrinsic value method to account for stock-based compensation. The Company amortizes deferred stock-based compensation on an accelerated basis in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.

The Company accounts for employee stock-based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Since the exercise price of options granted under such plans is generally equal to the market value on the date of grant, no compensation cost has been recognized for grants under its stock option plans and stock purchase plans. In accordance with APB No. 25, the Company does not recognize compensation cost related to its employee stock purchase plan. If compensation cost for the Company’s stock-based compensation plans had been determined consistent with SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” the Company’s net income and net income per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

	Fiscal Year Ended January 31,
	2001	2002	2003
Net income, as reported	$24,254	$18,509	$23,154
Add: stock-based employee compensation expense included in reported net income, net of tax	126	80	14
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(5,332)	(9,149)	(11,054)

Pro forma net income	$19,048	$9,440	$12,114

Basic net income per share:
As reported	$0.63	$0.46	$0.57

Pro forma	$0.49	$0.24	$0.30

Diluted net income per share:
As reported	$0.60	$0.46	$0.57

Pro forma	$0.47	$0.23	$0.30

SERENA SOFTWARE, INC.

Notes to Consolidated Financial Statements  (Continued)

Fiscal Years Ended January 31, 2001, 2002 and 2003

(1) Description of Business and Summary of Significant Accounting Policies (Continued)

For the pro forma amounts determined under SFAS No. 123, as set forth above, the fair value of each stock option grant under the stock option plans is estimated on the date of grant using the Black-Scholes Option-Pricing Model with the following weighted-average assumptions used for grants in fiscal 2001, 2002 and 2003; risk-free interest rates averaging 6.2% in 2001, 6.0% in 2002 and 2.8% in 2003; a dividend yield of 0% for all years; a weighted-average expected life of 4.5 years for all years; and a volatility factor of the expected market price of the Company’s common stock of 134% for 2001, 116% for 2002 and 109% for 2003.

The fair value of the employees’ purchase rights under the employee purchase plan is estimated on the date of grant using the Black-Scholes Option-Pricing Model with the following weighted-average assumptions for these rights granted in fiscal 2001, 2002 and 2003; risk-free interest rates averaging 6.2% in 2001, 6.0% in 2002 and 1.1% in 2003; a dividend yield of 0% for all years; a weighted-average expected life of 0.5 years for all years; and a volatility factor of the expected market price of the Company’s common stock of 134% for 2001, 116% for 2002 and 89% for 2003.

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

(p) Accumulated Other Comprehensive (Loss) Income

Accumulated other comprehensive (loss) income consists entirely of cumulative translation adjustments resulting from the Company’s application of its foreign currency translation policy and unrealized gains (losses) on marketable securities. The tax effects on the unrealized gains (losses) were not significant during any of the periods presented.

(q) Segment Reporting

Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information establishes standards for the manner in which public companies report information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The method for determining what information to report is based on the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance. The Company’s chief operating decision-maker is considered to be the Company’s chief executive officer (“CEO”). The CEO reviews financial information presented on an entity level basis accompanied by disaggregated information about revenues by product type and certain information about geographic regions for purposes of making operating decisions and assessing financial performance. The entity level financial information is identical to the information presented in the accompanying statements of operations. Therefore, the Company has determined that it operates in a single operating segment: enterprise change management software.

SERENA SOFTWARE, INC.

Notes to Consolidated Financial Statements  (Continued)

Fiscal Years Ended January 31, 2001, 2002 and 2003

(1) Description of Business and Summary of Significant Accounting Policies (Continued)

Geographic information

	Year Ended January 31,
	2001	2002	2003
	(In thousands)
Revenues:
North America	$84,883	$79,629	$67,954
Europe	18,726	19,012	27,821

Total	$103,609	$98,641	$95,775

The Company operates in North America and Europe. In general, revenues are attributed to the country in which the contract originates.

	January 31,
	2002	2003
	(In thousands)
Long-lived assets:
North America	$77,458	$97,410
Europe	235	232

Total	$77,693	$97,642

Long-lived assets consist primarily of goodwill and other intangible assets, property and equipment and other long-term assets.

Major customers

No customer accounted for 10% or more of consolidated revenues in fiscal 2001 or 2002. In fiscal 2003, due to several large transactions with one international customer, this single customer accounted for 13% of fiscal 2003 consolidated revenues. No other customer accounted for 10% or more of consolidated revenues in fiscal 2003.

(r) Advertising

Advertising costs are expensed as incurred. Advertising expense is included in sales and marketing expense and amounted to $1.4 million, $1.4 million and $1.3 million in fiscal 2001, 2002 and 2003, respectively.

(s) Recently Issued Accounting Standards

In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of a tangible long-lived asset. SFAS No. 143 also requires an enterprise to record a corresponding amount to the liability as an increase in the carrying amount of the related long-lived asset (i.e., the associated asset retirement costs) and to depreciate that cost over the remaining useful life of the asset. The amount of the asset retirement obligation is revised at the end of each period to reflect the passage of time (i.e., accretion expense) and changes in the estimated future cash flows underlying the initial fair value measurement. The Company is required to adopt SFAS No. 143 as of February 1, 2003. The Company does not expect SFAS No. 143 to have a material impact on its financial position or results of operations.

SERENA SOFTWARE, INC.

Notes to Consolidated Financial Statements  (Continued)

Fiscal Years Ended January 31, 2001, 2002 and 2003

(1) Description of Business and Summary of Significant Accounting Policies (Continued)

In April 2002, the FASB issued SFAS No. 145, “Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Among other provisions, SFAS 145 rescinds SFAS 4, “Reporting Gains and Losses from Extinguishment of Debt.” Accordingly, gains or losses from extinguishment of debt that do not meet the criteria of APB No. 30 should be reclassified to income from continuing operations in all prior periods presented. SFAS 145 is effective for fiscal years beginning after May 15, 2002. The Company plans to adopt SFAS 145 beginning in its fiscal year 2004. The effect of adopting SFAS 145 is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 eliminates Emerging Issues Task Force, or EITF, Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” Under SFAS No. 146, liabilities for costs associated with an exit or disposal activity are recognized when the liabilities are incurred, as opposed to being recognized at the date of entity’s commitment to an exit plan under EITF No. 94-3. Furthermore, SFAS No. 146 establishes that fair value is the objective for initial measurement of the liabilities. This Statement will be effective for exit or disposal activities that are initiated after December 31, 2002.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Interpretation No. 45 requires a guarantor to include disclosure of certain obligations, and if applicable, at the inception of the guarantee, recognize a liability for the fair value of other certain obligations undertaken in issuing a guarantee. The recognition requirement is effective for guarantees issued or modified after December 31, 2002 and is not expected to have a material impact on the Company. The Company has provided the applicable disclosures of Interpretation No. 45 in these financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on the reported results. The disclosure provisions of SFAS No. 148 are effective for financial statements for fiscal years ending after December 15, 2002. The Company has adopted the disclosure provisions of SFAS No. 148.

(2) Property and Equipment

Property and equipment consisted of the following (in thousands):

	January 31,
	2002	2003
Computers and equipment	$6,056	$6,592
Furniture and fixtures	1,726	1,888
Automobiles	107	—

	7,889	8,480
Less: accumulated depreciation	4,853	5,402

	$3,036	$3,078

SERENA SOFTWARE, INC.

Notes to Consolidated Financial Statements  (Continued)

Fiscal Years Ended January 31, 2001, 2002 and 2003

(3) Goodwill and Other Intangible Assets

In July 2001, the FASB approved the issuance of SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 provides guidance on how to account for goodwill and certain intangible assets after an acquisition is completed. The most substantive change is that goodwill and other indefinite life intangible assets can no longer be amortized but instead should be periodically tested for impairment. In the fiscal quarter ended April 30, 2002, the Company reevaluated its intangible asset lives and no adjustment to any of the useful lives was determined to be necessary. In the fiscal quarter ended July 31, 2002 and in accordance with Statement No. 142, the Company completed its initial transitional goodwill impairment test and concluded that there was no impairment of goodwill as of February 1, 2002. The annual impairment test required by SFAS No. 142 will be performed in the fourth fiscal quarter each year and has been performed in the fourth quarter of fiscal 2003. With the annual impairment test in the fourth quarter of fiscal 2003, the Company has concluded that there was no impairment of goodwill as of January 31, 2003. No reclassification of intangible assets apart from goodwill was necessary as a result of the adoption of Statement No. 142. We have also stopped the amortization of approximately $28.9 million of goodwill beginning February 1, 2002. This reduction in amortization effective February 1, 2002 affected the comparability of current period results of operations with prior periods.

Goodwill and other intangible assets consisted of the following (in thousands):

	January 31,
	2002	2003
Work-force-in-place	$739	$739
Non-compete agreement	944	944
Acquired technology	27,626	27,626
Goodwill	37,322	37,032

	66,631	66,341
Less: accumulated amortization	16,496	20,981

	$50,135	$45,360

Goodwill and other intangible assets consist of amortized intangible assets and intangible assets no longer subject to amortization under SFAS No. 142 as follows (in thousands):

	As of January 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Non-compete agreements	$944	$(944)	$—
Acquired technology	27,626	(11,141)	16,485

Total	$28,570	$(12,085)	$16,485

Unamortized intangible assets:
Work-force-in-place	$739	$(739)	$—
Goodwill	37,032	(8,157)	28,875

Total	$37,771	$(8,896)	$28,875

SERENA SOFTWARE, INC.

Notes to Consolidated Financial Statements  (Continued)

Fiscal Years Ended January 31, 2001, 2002 and 2003

(3) Goodwill and Other Intangible Assets (Continued)

Aggregate amortization expense:
For year ended January 31, 2003	$4,486

Estimated amortization expense:
For year ended January 31, 2004	$4,324
For year ended January 31, 2005	4,085
For year ended January 31, 2006	3,447
For year ended January 31, 2007	3,002
For year ended January 31, 2008	1,627
Thereafter	—

Total	$16,485

The changes in the carrying amount of goodwill for the year ended January 31, 2003 are as follows (in thousands):

Balance as of January 31, 2002	$37,322
Activity during the year:
Goodwill acquired	—
Impairment losses recognized	—
UltiMIS earnout reversal	(290)

Balance as of January 31, 2003	$37,032

The following table presents the pro forma effects of SFAS No. 142, assuming we had adopted the standard as of February 1, 2000 (in thousands, except per share amounts):

	Fiscal Year Ended January 31,
	2001	2002	2003
Net income:
Reported net income	$24,254	$18,509	$23,154
Add back: goodwill and work-force-in-place amortization, net of tax	2,682	3,711	—

Adjusted net income	$26,936	$22,220	$23,154

Basic earnings per share:
Reported basic earnings per share	$0.63	$0.46	$0.57
Add back: goodwill and work-force-in-place amortization, net of tax	0.07	0.10	—

Adjusted basic earnings per share	$0.70	$0.56	$0.57

Diluted earnings per share:
Reported diluted earnings per share	$0.60	$0.46	$0.57
Add back: goodwill and work-force-in-place amortization, net of tax	0.06	0.09	—

Adjusted diluted earnings per share	$0.66	$0.55	$0.57

SERENA SOFTWARE, INC.

Notes to Consolidated Financial Statements  (Continued)

Fiscal Years Ended January 31, 2001, 2002 and 2003

(4) Accrued Expenses

(a) Total Accrued Expenses

Total accrued expenses consisted of the following (in thousands):

	January 31,
	2002	2003
Management incentive bonuses and commissions	$2,421	$1,824
Payroll-related items	2,644	2,514
Royalties	475	407
Restructuring charges	1,175	422
Other	5,047	3,099

	$11,762	$8,266

(b) Restructuring Charges

On August 6, 2001, in response to the general weakening of the worldwide economy and resulting IT spending slowdown, the Company announced and began to execute its plan to reduce the workforce by approximately 12% or 45 positions affecting all parts of the organization and incur costs associated with the closure of facilities. The Company recorded a restructuring charge in the third quarter of fiscal 2002 consisting principally of severance, payroll taxes and other employee benefits totaling $1.5 million and facilities closures totaling $1.0 million. The Company has realized and expects to continue to realize cost savings going forward as a result of this reduction and other cost savings initiatives implemented. The Company’s restructuring is substantially complete with these actions. The nature of the restructuring charges and the amounts paid through and accrued as of January 31, 2003 are summarized as follows (in thousands):

	As of January 31, 2003
	Total	Paid	Accrued
Severance, payroll taxes and other employee benefits	$1,483	$1,135	$348
Facilities closures	875	806	69
Legal and other miscellaneous	70	65	5

Total restructuring accrual	$2,428	$2,006	$422

Fixed asset impairment	101

Total restructuring charges	$2,529

(5) Stockholders’ Equity

(a) Repurchase of Common Stock

In connection with the Company’s Stock Repurchase Programs, the Company repurchased 80,000 shares of its common stock for cash at an average price of $9.92 per share in fiscal 2002, and an additional 111,000 shares of its common stock for cash at an average price of $13.34 per share in fiscal 2003.

(b) Restricted Stock Agreements

In March 1998, the Company issued 84,375 shares of restricted common stock to a director at $0.96 per share in exchange for a full recourse note. In May 1999, 161,438 shares associated with the original restricted

SERENA SOFTWARE, INC.

Notes to Consolidated Financial Statements  (Continued)

Fiscal Years Ended January 31, 2001, 2002 and 2003

(5) Stockholders’ Equity (Continued)

common stock issuance in January 1998 were repurchased at the original purchase price. In the fourth quarter of fiscal 2000, two officers early exercised common stock options and received 295,314 shares of restricted stock at an average price of $3.99 per share. On February 1, 2000, an officer early exercised common stock options and received 4,500 shares of restricted stock at an average price of $3.11 per share. The early exercise feature was included in the original stock option plan. On February 16, 2000 and under the Company’s 1997 Stock Option and Incentive Plan, certain officers early exercised common stock options and the Company issued 817,500 shares of restricted common stock of the Company at $19.33 per share in exchange for promissory notes. Restrictions lapse over two to four years, depending upon the individual and the earnings per share performance of the Company. In the event an employee is terminated or the director leaves the service of the Board, the Company has the right to repurchase, for a price equal to the individual’s original purchase price, any remaining restricted shares held by the individual.

In connection with restricted common stock issued in January 1998, the Company recorded deferred stock-based compensation of $3,681,000 representing the difference between the issuance price and the fair value of the Company’s common stock at the date of issuance. An additional $158,000 and $75,000 of deferred stock-based compensation was recorded for the March 1998 issuance and fourth quarter of fiscal 1999 early exercise, respectively. There was no deferred stock-based compensation recorded in connection with the February 2000 issuance. These amounts are being amortized over the restriction period of the individual shares. Amortization of deferred stock-based compensation related to restricted common stock of $223,000, $135,000 and $23,000 was recognized in fiscal 2001, 2002 and 2003, respectively. With the close of fiscal 2003, all deferred stock-based compensation recorded with respect to restricted common stock issuances has now been fully amortized. Beginning in fiscal 2004 and going forward, there will be no amortization of deferred stock-based compensation.

On June 1, 2000 and again on November 1, 2002, in connection with two officers’ resignations from the Company, the Company exercised in full its repurchase rights with respect to the restricted common stock originally issued to each officer on February 16, 2000 under the Company’s 1997 Stock Option and Incentive Plan. The Company repurchased 337,500 shares and 1,422 shares, respectively, of restricted common stock at the original purchase price of $19.33 per share. There had been no deferred stock-based compensation recorded in connection with the original restricted common stock issuance.

(c) Net Income Per Share

The following is a reconciliation of the shares used in the computation of basic and diluted net income per share (in thousands):

	Fiscal Year Ended January 31,
	2001	2002	2003
Basic net income per share—weighted average number of common shares outstanding	38,522	39,768	40,367
Effect of potentially dilutive securities outstanding—restricted stock and options	2,207	992	487

Shares used in diluted net income per share computation	40,729	40,760	40,854

Options to purchase shares of common stock at a share price which is greater than the closing market price of the shares at the balance sheet date are not included in the computation of diluted earnings per share, or EPS,

SERENA SOFTWARE, INC.

Notes to Consolidated Financial Statements  (Continued)

Fiscal Years Ended January 31, 2001, 2002 and 2003

(5) Stockholders’ Equity (Continued)

because the effect of their inclusion would have been anti-dilutive. For each of the years ended January 31, 2001, 2002 and 2003, 234,500, 603,039 and 3,075,596, respectively, of options to purchase shares of common stock at an average share price of $40.735, $32.734 and $20.746, respectively, were excluded from the computation of diluted EPS.

(6) Income Taxes

Income taxes are as follows (in thousands):

	Fiscal Year Ended January 31,
	2001	2002	2003
Current:
Federal	$16,815	$9,369	$13,393
State	3,741	2,335	2,703
Foreign	242	316	362

	20,798	12,020	16,458

Deferred:
Federal	(1,941)	1,005	(1,937)
State	(282)	(163)	(425)

	(2,223)	842	(2,362)

Total income taxes	$18,575	$12,862	$14,096

The Company’s effective tax rate differs from the statutory federal income tax rate of 35% for fiscal 2001, 2002 and 2003, primarily due to the following (in thousands):

	Fiscal Year Ended January 31,
	2001	2002	2003
Tax expense at federal statutory rate	$14,990	$10,980	$13,038
Research and experimentation credit	(732)	(1,027)	(882)
State tax, net of federal benefit	2,273	1,412	2,143
Foreign sales corporation benefit	(317)	(310)	(320)
Nondeductible stock-based compensation	78	47	8
Nondeductible intangible asset amortization	866	1,280	—
In-process research and development	1,040	—	—
Other	377	480	109

Total income taxes	$18,575	$12,862	$14,096

Undistributed earnings of foreign subsidiaries for which U.S. income taxes have not been provided were immaterial during the periods presented.

SERENA SOFTWARE, INC.

Notes to Consolidated Financial Statements  (Continued)

Fiscal Years Ended January 31, 2001, 2002 and 2003

(6) Income Taxes   (Continued)

The Company’s net deferred tax assets are summarized as follows (in thousands):

	January 31,
	2002	2003
Deferred tax assets:
Allowance for doubtful accounts	$365	$371
Accrued expenses	1,443	1,277
Deferred revenue	3,837	4,858
Long lived assets acquired in a business combination	—	471
Property and equipment	—	90
Other	189	43

Total deferred tax assets	5,834	7,110

Deferred tax liabilities:
Long lived assets acquired in a business combination	(764)	—
Property and equipment	(362)	—
State taxes	(283)	(458)

Total deferred tax liabilities	(1,409)	(458)

Net deferred tax assets	$4,425	$6,652

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

(7) Employee and Director Benefit Plans

(a) Retirement Plan

The Company has a defined contribution retirement plan for all eligible employees. Participants may make contributions to the plan in accordance with provisions of the plan. The Company may make discretionary contributions to the plan. For the years ended January 31, 2001, 2002, and 2003, the Company made contributions of $711,000, $916,000 and $879,000, respectively. Such contributions generally vest over six years.

(b) Stock Option Plans

In October 1997, the Company’s Board of Directors approved the Company’s 1997 Stock Option and Incentive Plan (the “Plan”). The Plan allows for grants to officers, directors and employees of the Company incentive stock options, nonqualified stock options and restricted stock. Options are generally granted for a 10-year term (5 years if the employee is more than a 10% shareholder) and generally vest over 4 years. Options are generally granted at fair market value (110% of fair market value if optionee is more than a 10% shareholder), as determined by the Board of Directors. Restricted stock may be granted pursuant to the Plan, as evidenced by agreement and determined by the Board of Directors.

SERENA SOFTWARE, INC.

Notes to Consolidated Financial Statements  (Continued)

Fiscal Years Ended January 31, 2001, 2002 and 2003

(7) Employee and Director Benefit Plans (Continued)

The Plan automatically terminates in September 2007. Each option and award granted under the Plan will remain in effect until such option or award has been satisfied by the issuance of shares or terminated in accordance with its terms and the terms of the Plan.

In December 2001, the Company’s Board of Directors amended the Company’s 1999 Director Option Plan (the “Director Plan”). The Director Plan allows for grants to non-employee directors of the Company incentive stock options, nonqualified stock options and restricted stock. The Director Plan provides that options will be granted to non-employee directors pursuant to an automatic nondiscretionary grant mechanism. Each new non-employee director is automatically granted an option to purchase 37,500 shares of common stock at the time he or she is first elected to the Board of Directors (“First Option”). Each non-employee director will subsequently be granted an option to purchase 15,000 shares of common stock at the beginning of each fiscal year (“Subsequent Option”). Each such option will be granted at the fair market value of the common stock on the date of grant. First Options granted to non-employee directors under the 1999 Director Option Plan will become exercisable over four years, with one quarter of the shares subject to the option vesting after one year and the remaining shares vesting ratably in monthly installments thereafter. Subsequent Options vest annually on the first anniversary of the grant date.

Stock option activity under the Plan and the Director Plan are as follows:

	Shares Available For Grant	Options Outstanding	Weighted- Average Exercise Price	Weighted Average Grant Date Fair Value Per Share
Balances as of January 31, 2000	2,080,518	1,847,640	$4.84
Authorized	937,500	—
Restricted stock issued	(822,000)	—
Restricted stock repurchased	337,500	—
Granted with an exercise price equal to the fair value of common stock	(2,004,100)	2,004,100	$24.05	$24.05
Cancelled	226,519	(226,519)	$15.97
Exercised	—	(338,628)	$3.10

Balance as of January 31, 2001	755,937	3,286,593	$15.98
Authorized	1,050,000	—
Granted with an exercise price equal to the fair value of common stock	(1,119,700)	1,119,700	$20.30	$20.30
Cancelled	477,516	(477,516)	$20.79
Exercised	—	(517,400)	$6.18

Balance as of January 31, 2002	1,163,753	3,411,377	$18.04
Authorized	1,150,000	—
Restricted stock repurchased	1,422	—
Granted with an exercise price equal to the fair value of common stock	(1,452,000)	1,452,000	$13.74	$13.74
Cancelled	283,757	(283,757)	$24.11
Exercised	—	(395,620)	$5.24

Balance as of January 31, 2003	1,146,932	4,184,000	$17.33

SERENA SOFTWARE, INC.

Notes to Consolidated Financial Statements  (Continued)

Fiscal Years Ended January 31, 2001, 2002 and 2003

(7) Employee and Director Benefit Plans (Continued)

On February 14, 2001, the Company’s board of directors approved the addition of 1,400,000 shares of the Company’s common stock $.001 par value per share (the “Shares”), of which (i) 990,000 Shares were added to the Amended and Restated 1997 Stock Option and Incentive Plan, (ii) 350,000 Shares were added to the 1999 Employee Stock Purchase Plan and (iii) 60,000 Shares were added to the 1999 Director Option Plan.

On June 1, 2001, the Company filed with the Securities and Exchange Commission a Form S-8 Registration Statement Under the Securities Act of 1933 (the “Registration Statement”). In the Registration Statement, the Company registered a total of 2,562,500 shares of the Company’s common stock $.001 par value per share (the “Shares”), of which (i) 1,927,500 Shares were registered under the Amended and Restated 1997 Stock Option and Incentive Plan, (ii) 575,000 Shares were registered under the 1999 Employee Stock Purchase Plan and (iii) 60,000 Shares were registered under the 1999 Director Option Plan.

On February 20, 2002, the Company’s board of directors approved the addition of 1,400,000 shares of the Company’s common stock $.001 par value per share (the “Shares”), of which (i) 1,000,000 Shares were added to the Amended and Restated 1997 Stock Option and Incentive Plan, (ii) 250,000 Shares were added to the 1999 Employee Stock Purchase Plan and (iii) 150,000 Shares were added to the 1999 Director Option Plan. In fiscal 2001, 2002 and 2003, there was no deferred stock-based compensation recorded with respect to options issued by the Company. Stock-based compensation expense related to options to purchase common stock of $143,000, $122,000 and $23,000 was recognized in fiscal 2001, 2002 and 2003, respectively.

The following table summarizes information about stock options outstanding at January 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.667 - $ 0.667	16,000	4.93	$0.667	16,000	$0.667
$0.963 - $ 4.667	257,782	5.53	$3.456	257,782	$3.456
$6.000 - $17.312	1,691,122	8.85	$12.791	210,824	$8.712
$17.500 - $17.500	778,762	7.27	$17.500	511,921	$17.500
$17.917 - $29.687	1,078,773	8.06	$22.183	497,433	$22.111
$30.875 - $36.437	287,061	7.83	$31.741	160,233	$31.851
$40.187 - $47.500	74,500	7.70	$44.448	42,108	$44.359

$0.667 - $47.500	4,184,000	8.04	$17.331	1,696,301	$17.489

(c) Employee Stock Purchase Plan

The Employee Stock Purchase Plan allows eligible employee participants to purchase shares of our common stock at a discount through payroll deductions. Commencing with the Company’s IPO in February 1999, the plan consisted initially of a twenty-four-month offering period with an initial six-month purchase period followed by an abbreviated purchase period to get purchase periods on a six-month May/November purchase period cycle thereafter. Currently, the plan consists of twelve-month offerings with two six-month purchase periods in each offering period. As of January 31, 2003, all employees participating in the plan have twelve-month offering periods. Employees purchase shares at 85% of market value at either the beginning of the offering period or the

SERENA SOFTWARE, INC.

Notes to Consolidated Financial Statements  (Continued)

Fiscal Years Ended January 31, 2001, 2002 and 2003

(7) Employee and Director Benefit Plans (Continued)

end of the purchase period, whichever price is lower. As of January 31, 2003, we had reserved 1,162,500 shares of our common stock for issuance under this plan, and approximately 584,639 shares remain available for future issuance.

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

(8) Commitments and Contingencies

(a) Leases

The Company has noncancelable operating lease agreements for office space that expire between calendar 2003 and 2008. Minimum lease payments for the five succeeding years as of January 31, 2003, are as follows (in thousands):

Fiscal Year Ending January 31,
2004	$1,176
2005	1,246
2006	1,186
2007	807
2008	842
Thereafter	—

$5,257

Rent expense was $1,164,000, $1,634,000 and $1,462,000 for the fiscal years ended January 31, 2001, 2002, and 2003, respectively.

(b) Licensing and Other Agreements

The Company has commitments under licensing agreements that provide for payments based on revenues of certain products. For the fiscal years ended January 31, 2001, 2002, and 2003, the Company’s fees paid or accrued under these license agreements were $2,422,000, $583,000 and $944,000, respectively.

The Company’s acquisition of High Power Software, Inc. in May 2000 (see Note 9[a]) and the StarTool Asset Purchase in August 2000 (see Note 11) resulted in the elimination of certain royalty commitments under licensing arrangements.

SERENA SOFTWARE, INC.

Notes to Consolidated Financial Statements  (Continued)

Fiscal Years Ended January 31, 2001, 2002 and 2003

(8) Commitments and Contingencies (Continued)

(c) Customer Indemnification

From time to time, the Company agrees to indemnify its customers against liability if the Company’s products infringe a third party’s intellectual property rights. As of January 31, 2003, the Company was not subject to any pending litigation alleging that the Company’s products infringe the intellectual property rights of any third parties.

(9) Acquisitions

(a) High Power Software, Inc.

On May 1, 2000, the Company acquired High Power Software, Inc. (“HPS”). HPS shared ownership rights in the Company’s ChangeMan SSM (formerly, Detect+Resolve Mainframe) technology. The acquisition was accounted for using the purchase method of accounting, and accordingly, the results of operations of HPS are included in the Company’s consolidated financial statements from May 1, 2000. The Company acquired all the assets and assumed all the liabilities of HPS in exchange for cash of approximately $1.4 million and the issuance of 91,954 shares of the Company’s common stock valued at $19.97 per share. The transaction was valued at approximately $3.3 million.

Acquired technology, consisting of current completed technologies at the date of acquisition and valued on the premise of fair market value in continued use under the discounted cash flow approach, will be amortized over a five-year period, the period of time the Company estimates as its economic useful life. Acquired in-process research and development, consisting of current technologies under development at the date of acquisition and valued on the premise of fair market value in continued use under the discounted cash flow approach, was expensed immediately in the second fiscal quarter ended July 31, 2000 in accordance with generally accepted accounting principles. See Note 10 for further discussion of acquired in-process research and development. Work-force-in-place, consisting principally of the HPS development team, was valued on a replacement cost basis and was amortized over a six-month period, the period of time the Company estimated would be required to hire, train, and achieve full productivity for a replacement work force. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired and was originally amortized on the basis of a 7 year life, until amortization ceased pursuant to SFAS No. 142, which was adopted on February 1, 2002 (See Footnote 3).

(b) UltiMIS Corporation

On September 18, 2000, the Company acquired UltiMIS Corporation (“UltiMIS”), a provider of data center performance and programmer productivity software products which provided the Company an integrated suite of products for file and data management, fault diagnostics, application performance monitoring, testing and debugging. The acquisition was accounted for using the purchase method of accounting, and accordingly, the results of operations of UltiMIS are included in the Company’s consolidated financial statements from September 18, 2000.

The Company acquired all the assets and assumed all the liabilities of UltiMIS in exchange for cash of approximately $7.7 million and the issuance of 173,758 shares of the Company’s common stock valued at $43.35 per share. The transaction was originally valued at approximately $15.3 million. The Company accrued

SERENA SOFTWARE, INC.

Notes to Consolidated Financial Statements  (Continued)

Fiscal Years Ended January 31, 2001, 2002 and 2003

(9) Acquisitions (Continued)

additional contingent consideration, net of a reversal, totaling $710,000 in connection with the earnout agreement. This contingent consideration was recorded as goodwill and is in addition to the goodwill and total consideration amounts noted above.

Acquired technology, consisting of current completed technologies at the date of acquisition and valued on the premise of fair market value in continued use under the discounted cash flow approach, is amortized over a five-year period, the period of time the Company estimates as its economic useful life. Acquired in-process research and development, consisting of current technologies under development at the date of acquisition and valued on the premise of fair market value in continued use under the discounted cash flow approach, was expensed immediately in the third fiscal quarter ended October 31, 2000 in accordance with generally accepted accounting principles. See Note 10 for further discussion of acquired in-process research and development. Work-force-in-place, consisting principally of the UltiMIS development team, was valued on a replacement cost basis and was amortized over a six-month period, the period of time the Company estimated would be required to hire, train, and achieve full productivity for a replacement work force. The non-compete agreements were entered into with the two UltiMIS officers and founders. The non-compete agreements were valued based on the estimated amount of business that might be lost if these two principals were competing against the Company over the period of the agreements, and they are being amortized over the two-year term of the agreements. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired and was originally amortized on the basis of a 7 year life, until amortization ceased pursuant to SFAS No. 142, which was adopted on February 1, 2002 (See Footnote 3).

(c) Summary of the Purchase Price Allocation

The allocation of the total consideration made for each acquisition is as follows (in thousands):

	High Power Software	UltiMIS Corporation
Tangible assets	$6	$573
Assumed liabilities	(173)	(1,310)
Acquired technology	1,894	2,800
Acquired in-process research and development	491	2,481
Work-force-in-place	49	211
Non-compete agreements	—	516
Deferred tax liability	(855)	(1,552)
Goodwill	1,907	12,613

Total consideration	$3,319	$16,332

With respect to the HPS and UltiMIS acquisitions, pro forma financial information giving effect to each acquisition as if it had occurred at the beginning of the periods presented would not have been materially different than the Company’s historical operating results.

(10) Acquired In-process Research and Development

As a result of the Company’s acquisitions of HPS on May 1, 2000 and UltiMIS on September 18, 2000, the Company recorded acquired in-process research and development totaling $491,000 and $2,481,000, respectively. For both transactions, the premise of value was fair market value in continued use.

SERENA SOFTWARE, INC.

Notes to Consolidated Financial Statements  (Continued)

Fiscal Years Ended January 31, 2001, 2002 and 2003

(10) Acquired In-process Research and Development (Continued)

Among the assets that were valued by the Company were the Change Transfer and Softwatch products from the HPS acquisition, and the StarProbe and StarTest products from the UltiMIS acquisition, all of which were currently under development at their respective dates of acquisition. These technologies currently under development were valued on the premise of fair market value in continued use employing a version of the income approach referred to as the discounted cash flow approach. This methodology is based on discounting to present value, at an appropriate risk-adjusted discount rate, both the expenditures to be made to complete the development efforts (excluding the efforts to be completed on the development efforts underway) and the operating cash flows which the applications are projected to generate, less a return on the assets necessary to generate the operating cash flows.

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

The rates used to discount the net cash flows to present value were initially based on the weighted average cost of capital (“WACC”). With respect to the HPS acquisition, the Company used discount rates of 24.0% and 26.5% for valuing the acquired in-process research and development and 21.5% for the core technologies. With respect to the UltiMIS acquisition, the Company used discount rates of 30.0% and 32.5% for valuing the acquired in-process research and development and 25.0% for the core technologies. In all cases, these discount rates are higher than the implied WACC due to the inherent uncertainties surrounding the successful development of the acquired in-process research and development, the useful life of such in-process research and development, the profitability levels of such in-process research and development, and the uncertainty of technological advances that were unknown at the time.

(11) StarTool Asset Purchase

On August 18, 2000, the Company acquired the StarTool technology from its principal developer, an employee, pursuant to the STARTOOL ASSET PURCHASE AGREEMENT dated August 18, 2000. Prior to the

SERENA SOFTWARE, INC.

Notes to Consolidated Financial Statements  (Continued)

Fiscal Years Ended January 31, 2001, 2002 and 2003

(11) StarTool Asset Purchase (Continued)

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

Also pursuant to the Agreement, the developer entered into an Employment Agreement, on August 18, 2000, with the Company for a term of five years, to serve as a software architect. In August 2002, the developer tendered his resignation thereby terminating the Employment Agreement and his employment with the Company effective August 9, 2002.

(12) Subsequent Events—Stock Repurchase Program and Repurchase of Common Stock (Unaudited)

In February 2003, our Board of Directors authorized the repurchase of up to 1.0 million shares of our Common Stock from time to time in the open market or in privately negotiated block transactions. The Company will utilize any reacquired shares under this program for reissuance in connection with employee stock programs and general corporate purposes. At various times from February 25, 2003 through April 1, 2003, the Company repurchased in aggregate a total of 484,800 shares of its common stock for cash at an average price of $15.18 per share. The timing and size of any future stock repurchases are subject to market conditions, stock prices, our cash position and other cash requirements going forward.

Schedule I

Independent Auditors’ Report on Financial Statement Schedule

The Board of Directors and Stockholders

SERENA Software, Inc.:

Under date of February 18, 2003, we reported on the consolidated balance sheets of SERENA Software, Inc. and subsidiaries as of January 31, 2002 and 2003, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended January 31, 2003, which are included in the January 31, 2003 annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule in the January 31, 2003 annual report on Form 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in note 1 to the consolidated financial statements, effective February 1, 2002, SERENA Software, Inc. and subsidiaries adopted the provisions of Statements of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/s/    KPMG LLP

San Francisco, California

February 18, 2003

Schedule II

SERENA SOFTWARE, INC.

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at Beginning of Period	Additions- Charges to Expenses	(a) Deductions & Write-offs	Balance at End of Period
Year Ended January 31, 2001:
Allowance for doubtful accounts	$983	$975	$(886)	$1,072
Year Ended January 31, 2002:
Allowance for doubtful accounts	$1,072	$1,108	$(1,334)	$846
Year Ended January 31, 2003:
Allowance for doubtful accounts	$846	$875	$(852)	$869

(a)	Deductions related to the allowance for doubtful accounts represent amounts written off against the allowance.

S-2

(This page has been left blank intentionally.)

S-3