Form 10-Q
period 2003-04-30
SERENA SOFTWARE INC
filed 2003-06-13
CIK 1073967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2003

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

650-522-6600

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☒    No  ☐

The number of shares of the registrant’s Common Stock, par value $0.001, outstanding as of May 31, 2003 was 40,396,345.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SERENA SOFTWARE, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	April 30, 2003	January 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$115,936	$105,402
Short-term investments	24,157	37,672
Accounts receivable, net of allowance of $832 and $869 at April 30 and January 31, 2003, respectively	14,123	16,514
Deferred taxes	6,549	6,549
Prepaid expenses and other current assets	1,898	744

Total current assets	162,663	166,881
Long-term investments	55,491	48,374
Property and equipment, net	2,831	3,078
Deferred taxes	561	561
Goodwill and other intangible assets, net	44,279	45,360
Other assets	265	269

TOTAL ASSETS	$266,090	$264,523

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$738	$533
Income taxes payable	7,786	7,921
Accrued expenses	8,201	8,266
Deferred revenue	27,924	26,010

Total current liabilities	44,649	42,730
Deferred revenue, net of current portion	9,168	8,373
Deferred taxes	458	458

Total liabilities	54,275	51,561

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 90,000,000 shares authorized; 40,254,940 and 40,645,508 shares issued and outstanding at April 30 and January 31, 2003, respectively	40	41
Additional paid-in capital	119,142	126,006
Notes receivable from stockholders	(8,656)	(8,519)
Accumulated other comprehensive income	750	709
Retained earnings	100,539	94,725

Total stockholders’ equity	211,815	212,962

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$266,090	$264,523

See accompanying notes to condensed consolidated financial statements.

SERENA SOFTWARE, INC.

Condensed Consolidated Statements of Income and Comprehensive Income

For the Three Months Ended April 30, 2003 and 2002

(In thousands, except per share data)

(Unaudited)

	Three Months Ended April 30,
	2003	2002
Revenue:
Software licenses	$10,852	$9,651
Maintenance	11,911	10,775
Professional services	1,604	1,620

Total revenue	24,367	22,046

Cost of revenue:
Software licenses	212	250
Maintenance	1,504	1,371
Professional services	1,766	1,422

Total cost of revenue	3,482	3,043

Gross profit	20,885	19,003

Operating expenses:
Sales and marketing	6,653	6,364
Research and development	3,039	2,920
General and administrative	1,740	1,709
Stock-based compensation	—	11
Amortization of intangible assets	1,081	1,146

Total operating expenses	12,513	12,150

Operating income	8,372	6,853
Interest and other income, net	1,005	1,197

Income before income taxes	9,377	8,050
Income taxes	3,563	3,059

Net income	$5,814	$4,991

Comprehensive income:
Net income	$5,814	$4,991
Other comprehensive income (loss):
Foreign currency translation adjustment	109	(20)
Unrealized loss on marketable securities	(68)	(100)

Other comprehensive income (loss)	41	(120)

Total comprehensive income	$5,855	$4,871

Net income per share:
Basic	$0.14	$0.12

Diluted	$0.14	$0.12

Weighted average shares used in per share calculations:
Basic	40,450	40,168

Diluted	40,918	40,661

See accompanying notes to condensed consolidated financial statements.

SERENA SOFTWARE, INC.

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended April 30, 2003 and 2002

(In thousands)

(Unaudited)

	Three Months Ended April 30,
	2003	2002
Cash flows from operating activities:
Net income	$5,814	$4,991
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	352	313
Provision in allowance for bad debts	50	250
Loss on disposal of property and equipment	—	4
Accrued interest on notes receivable from stockholders, net of cash received	(137)	(166)
Amortization of deferred stock-based compensation	—	11
Amortization of intangible assets	1,081	1,146
Changes in operating assets and liabilities:
Accounts receivable	2,404	(56)
Prepaid expenses and other assets	(1,148)	(904)
Accounts payable	205	455
Income taxes payable	(135)	2,989
Accrued expenses	(130)	90
Deferred revenue	2,709	1,136

Net cash provided by operating activities	11,065	10,259

Cash flows used in investing activities:
Purchases of property and equipment	(105)	(782)
Sales (purchases) of short-term and long-term investments	6,330	(17,053)

Net cash provided by (used in) investing activities	6,225	(17,835)

Cash flows from financing activities:
Exercise of stock options under the employee stock option plan	492	143
Common stock repurchased under the stock repurchase plan	(7,357)	—

Net cash (used in) provided by financing activities	(6,865)	143

Effect of exchange rate changes on cash	109	(20)

Net increase (decrease) in cash and cash equivalents	10,534	(7,453)
Cash and cash equivalents at beginning of period	105,402	85,954

Cash and cash equivalents at end of period	$115,936	$78,501

Supplemental disclosures of cash flow information:
Income taxes paid	$3,730	$374

Non-cash investing and financing activity:
Unrealized loss on marketable securities	$(68)	$(100)

Contingent consideration accrued for the UltiMIS acquisition, net	$—	$1,575

See accompanying notes to condensed consolidated financial statements.

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

SERENA Software, Inc. (“SERENA” or the “Company”) is an industry-leading provider of software infrastructure products and consulting best practices that automate changes to enterprise code and content. Its principal markets are North America, and to a lesser extent, Europe.

The accompanying unaudited condensed consolidated financial statements have been prepared on substantially the same basis as the audited consolidated financial statements, and in the opinion of management include all adjustments, consisting only of normal recurring adjustments, except as otherwise noted, necessary for their fair presentation. These unaudited condensed consolidated financial statements and the notes thereto have been prepared in accordance with the Instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all disclosures required by accounting principles generally accepted in the United States of America and Regulation S-X for annual financial statements. For these additional disclosures, readers should refer to the Company’s annual report on Form 10-K for the fiscal year ended January 31, 2003. The interim results presented are not necessarily indicative of results for any subsequent quarter or for the fiscal year ending January 31, 2004.

(1)    Stock-Based Compensation

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

	Three Months Ended April 30,
	2003	2002
Net income, as reported	$5,814	$4,991
Add: stock-based employee compensation expense included in reported net income, net of tax	—	11
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(2,567)	(2,753)

Pro forma net income	$3,247	$2,249

Basic net income per share:
As reported	$0.14	$0.12

Pro forma	$0.08	$0.06

Diluted net income per share:
As reported	$0.14	$0.12

Pro forma	$0.08	$0.06

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

For the pro forma amounts determined under SFAS No. 123, as set forth above, the fair value of each stock option grant under the stock option plans and the fair value of the employees’ purchase rights under the employee purchase plan are estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the three months ended April 30, 2003 and 2002.

	Three Months Ended April 30,
	2003	2002
Expected life of options	4.5 years	4.5 years
Expected life of ESPP	0.5 years	0.5 years
Volatility of options	106%	109%
Volatility of ESPP	54%	89%
Risk-free interest rate of options	2.8%	2.8%
Risk-free interest rate of ESPP	1.1%	1.1%
Dividend yield	none	none

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions including the expected stock price volatility. We used historical volatility rates. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our options.

(2)    Net Income Per Share

Basic net income per share is computed using the weighted-average number of shares of common stock outstanding. Diluted net income per share is computed using the weighted-average number of shares of common stock outstanding and, when dilutive, potentially dilutive common shares from restricted stock and options to purchase common stock using the treasury stock method.

The following is a reconciliation of the shares used in the computation of basic and diluted net income per share (in thousands):

	Three Months Ended April 30,
	2003	2002
Basic net income per share—weighted average number of common shares outstanding	40,450	40,168
Effect of potentially dilutive securities outstanding—unvested restricted stock and options	468	493

Shares used in diluted net income per share computation	40,918	40,661

Options to purchase shares of common stock at a share price which is greater than the average closing market price of the shares for the quarter are not included in the computation of diluted earnings per share because the effect of their inclusion would be anti-dilutive. For each of the periods ended April 30, 2003 and 2002, 3,027,109 and 2,861,504, respectively, options to purchase shares of common stock at an average share price of $20.65 and $21.74, respectively, were excluded from the computation of diluted EPS.

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(3)    Recent Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of a tangible long-lived asset. SFAS No. 143 also requires an enterprise to record a corresponding amount to the liability as an increase in the carrying amount of the related long-lived asset (i.e., the associated asset retirement costs) and to depreciate that cost over the remaining useful life of the asset. The amount of the asset retirement obligation is revised at the end of each period to reflect the passage of time (i.e., accretion expense) and changes in the estimated future cash flows underlying the initial fair value measurement. The Company adopted the provisions of SFAS No. 143 as of February 1, 2003, and the adoption did not have a material impact on the Company’s consolidated financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Interpretation No. 45 requires a guarantor to include disclosure of certain obligations, and if applicable, at the inception of the guarantee, recognize a liability for the fair value of other certain obligations undertaken in issuing a guarantee. The recognition requirement is effective for guarantees issued or modified after December 31, 2002 and did not have a material impact on the Company.

The following is a summary of our agreements that the Company has determined are within the scope of Interpretation No. 45, or FIN 45, which are separately grandfathered because the guarantees were in effect prior to December 31, 2002. Accordingly, the Company has no liabilities recorded for these agreements as of April 30, 2003.

As permitted under Delaware law and our by-laws and certificate of incorporation, the Company has agreements whereby the Company indemnifies our officers and directors for certain events or occurrences while the officer or director is, or was serving, at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors’ and officers’ insurance policy that may enable the Company to recover a portion of any future amounts paid. Assuming the applicability of coverage and the willingness of the insurer to assume coverage and subject to certain retention, loss limits and other policy provisions, the Company believes the estimated fair value of this indemnification obligation is not material. However, no assurances can be given that the insurers will not attempt to dispute the validity, applicability or amount of coverage, which attempts may result in expensive and time-consuming litigation against the insurers.

When, as part of an acquisition, the Company acquires all of the stock or all of the assets and liabilities of a company, the Company assumes the liability for certain events or occurrences that took place prior to the date of acquisition. The maximum potential amount of future payments the Company could be required to make for such obligations is undeterminable at this time. Accordingly, the Company has no liabilities recorded for these types of agreements as of April 30, 2003.

From time to time, the Company engages various professional service firms which require as a condition of their engagement that the Company undertake to indemnify them for all claims and damages arising out of their engagement. In the recent past, the Company has not been subject to any significant claims for such losses and

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

has not incurred any material costs in defending or settling claims related to these indemnification obligations. Accordingly, the Company believes the estimated fair value of these obligations is not material.

The Company undertakes indemnification obligations in our ordinary course of business in connection with, among other things, the licensing of our products and the provision by the Company of consulting services. Pursuant to these agreements, the Company may indemnify the other party for certain losses suffered or incurred by the indemnified party, generally our business partners or customers, in connection with various types of claims, which may include, without limitation, claims of intellectual property infringement, certain tax liabilities, negligence and intentional acts in the performance of services and violations of laws. The term of these indemnification obligations is generally perpetual. In general, the Company attempts to limit the maximum potential amount of future payments the Company could be required to make under these indemnification obligations to the purchase price paid, but in some cases the obligation may not be so limited. In addition, the Company may, in certain situations, warrant that, for a certain period of time from the date of delivery, our software products will be free from defects in media or workmanship. From time to time, the Company may also warrant that our professional services will be performed in a good and workmanlike manner. In addition, it is the Company’s standard policy to seek to disclaim most warranties, including any implied or statutory warranties such as warranties of merchantability, fitness for a particular purpose, quality and non-infringement, as well as any liability with respect to incidental, consequential, special exemplary, punitive or similar damages. In some states, such disclaimers may not be enforceable. If necessary, the Company would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history. In the recent past, the Company has not been subject to any significant claims for such losses and has not incurred any material costs in defending or settling claims related to these indemnification obligations. Accordingly, the Company believes the estimated fair value of these agreements is not material.

In November 2002, the EITF reached a consensus on EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue-generating activities. EITF No. 00-21 will be effective for interim periods beginning after June 15, 2003. The effect of adopting EITF 00-21 is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

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

(4)    Restructuring Costs

On August 6, 2001, in response to the general weakening of the worldwide economy and resulting IT spending slowdown, the Company announced and began to execute its plan to reduce workforce by approximately 12% or 45 positions affecting all parts of the organization and incur costs associated with the closure of facilities. The Company recorded a restructuring charge in the third quarter of fiscal 2002 consisting principally of severance, payroll taxes and other employee benefits totaling $1.5 million and facilities closures totaling $1.0 million. The Company has realized and expects to continue to realize cost savings going forward as

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

a result of this reduction and other cost savings initiatives implemented. The Company’s restructuring is substantially complete with these actions. The nature of the restructuring charges and the amounts paid through and accrued as of April 30, 2003 are summarized as follows (in thousands):

	Total	Paid	Accrued as of April 30, 2003
Severance, payroll taxes and other employee benefits	$1,483	$1,135	$348
Facilities closures	875	861	14
Legal and other miscellaneous	70	65	5

Total restructuring accrual	2,428	$2,061	$367

Fixed asset impairment	101

Total restructuring charges	$2,529

(5)    Goodwill and Other Intangibles

In July 2001, the FASB approved the issuance of SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 provides guidance on how to account for goodwill and certain intangible assets after an acquisition is completed. The most substantive change is that goodwill and other indefinite life intangible assets can no longer be amortized but instead should be periodically tested for impairment. In the fiscal quarter ended April 30, 2002, the Company reevaluated its intangible asset lives and no adjustment to any of the useful lives was determined to be necessary. In the fiscal quarter ended July 31, 2002 and in accordance with Statement No. 142, the Company completed its initial transitional goodwill impairment test and concluded that there was no impairment of goodwill as of February 1, 2002. The annual impairment test required by SFAS No. 142 will be performed in the fourth fiscal quarter each year and was performed in the fourth quarter of fiscal 2003. With the annual impairment test in the fourth quarter of fiscal 2003, the Company concluded that there was no impairment of goodwill as of January 31, 2003.

Goodwill and other intangible assets consisted of the following (in thousands):

	As of April 30, 2003	As of January 31, 2003
Goodwill	$28,875	$28,875

Other intangible assets:
Acquired technology	27,626	27,626
Accumulated amortization	(12,222)	(11,141)

	15,404	16,485

	$44,279	$45,360

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Aggregate intangible amortization expense:
For the three months ended April 30, 2003	$1,081

Estimated intangible amortization expense:
For year ended January 31, 2004 (remaining nine months)	$3,243
For year ended January 31, 2005	4,085
For year ended January 31, 2006	3,447
For year ended January 31, 2007	3,002
For year ended January 31, 2008	1,627
Thereafter	—

Total	$15,404

(6)    Stock Repurchase Programs and Repurchase of Common Stock

In February 2003, the Board of Directors authorized the repurchase of up to 1.0 million shares of the Company’s Common Stock from time to time in the open market or in privately negotiated block transactions. The Company will utilize any reacquired shares under this program for reissuance in connection with employee stock programs and general corporate purposes. Under this program and at various times from February 25, 2003 through April 1, 2003, the Company repurchased in aggregate a total of 484,800 shares of its common stock for cash at an average price of $15.18 per share.

In May 2003, the Board of Directors authorized the repurchase of up to 1.0 million shares of the Company’s Common Stock from time to time in the open market or in privately negotiated block transactions. The Company will utilize any reacquired shares under this program for reissuance in connection with employee stock programs and general corporate purposes. The timing and size of any future stock repurchases are subject to market conditions, stock prices, our cash position and other cash requirements going forward.

(7)    Subsequent Events—TeamShare Acquisition

On May 19, 2003, the Company announced the signing of a definitive agreement to acquire TeamShare, Inc., a privately held company specializing in the development of collaborative process and issue management solutions and a leading supplier of Web-based, team-oriented productivity tools. On June 9, 2003, the Company announced that it had completed the acquisition of TeamShare, Inc. Under the terms of the merger agreement, the Company paid $18 million in cash for all of TeamShare’s outstanding capital stock. The merger closed on June 5, 2003 and was accounted for as a business purchase transaction.

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements under the Private Securities Reform Act of 1995. Certain statements under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report are “forward-looking statements.” These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements contained in this report that are not historical facts. When used in this report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors discussed under “Factors That May Affect Future Results” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in, or incorporated by reference into, this report. Factors that could cause or contribute to such differences include but are not limited to, our reliance on our mainframe products for revenue; the percentage of license revenue typically closed at the end of each quarter making estimation of operating results prior to the end of the quarter extremely uncertain; weak economic conditions worldwide which may continue to affect the overall demand for software and services, which has resulted in and could continue to result in decreased revenues or lower revenue growth rates; our ability to successfully integrate our recent acquisition; changes in revenue mix and seasonality; our ability to deliver our products on the distributed systems platform; dependence on revenues from our installed base; continued demand for additional mainframe MIPS capacity; expansion of our international organizations; and our ability to manage our growth. We assume no obligation to update the forward-looking information contained in this report. It is important that the discussion below be read together with the attached condensed consolidated financial statements and notes thereto, with the discussion of such risks and uncertainties and with the audited financial statements and notes thereto, and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in the Company’s Form 10-K for fiscal 2003.

Overview

SERENA is a leading provider of infrastructure software to manage change to enterprise applications. Our products and services are used to manage and control application change for organizations whose business operations are dependent on managing information technology, or IT. In our 22 year history, we have developed highly effective solutions for managing software change that enable our customers to improve their return on IT investments by improving application availability, accelerating time to market, and increasing programmer productivity while reducing application development and IT infrastructure maintenance costs. All large companies have a process for managing change to their internally developed applications, including new version releases, “bug fixes,” upgrades and application introductions. Our products help IT managers manage changes to applications by automating and enforcing the process throughout the application life cycle. Our consulting services help companies improve their process by identifying where their current practices deviate from standard practices and making appropriate recommendations. As of April 30, 2003, our products have been installed in over 2,750 customer sites worldwide and our customers include 42 of the Fortune 50 companies.

In the first quarter of fiscal 2004 ending April 30, 2003, SERENA experienced an 11% increase in total revenues, as total revenues for the quarter were $24.4 million versus $22.0 million in the first quarter of fiscal 2003. However, in the most recent completed fiscal year ended January 31, 2003, SERENA experienced a decrease in total revenue as total annual revenues were $95.8 million in fiscal 2003 versus $98.6 million in fiscal 2002 and $103.6 million in fiscal 2001. The overall demand for the Company’s software depends in large part on general and economic business conditions. The recent general weakening of the worldwide economy and resulting slowdown in IT spending contributed to the overall decrease in total revenues.

Prior to fiscal 2002, SERENA had grown rapidly as total revenue increased incrementally from $32.1 million in fiscal 1998 to $103.6 million in fiscal 2001. The growth in total revenue was primarily attributable to increased demand for our mainframe products, and to a lesser extent beginning in the second half of fiscal 2000, the introduction of our distributed systems products, primarily ChangeMan DS, into the marketplace. In general, demand had been increasing as a result of greater awareness of and need for automated third party ECM solutions. We derive our revenue from software licenses, maintenance and professional services.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates and judgements, including those related to revenue recognition, trade accounts receivable and allowance for doubtful accounts, impairment or disposal of long-lived assets, and employee stock-based compensation.

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

Based on our interpretation of SOP 97-2 and SOP 98-9, we believe that our current sales contract terms and business arrangements have been properly reported. However, the AICPA and its Software Revenue Recognition Task Force continue to issue interpretations and guidance for applying the relevant standards to a wide range of sales contract terms and business arrangements that are prevalent in the software industry. Also, the Securities and Exchange Commission (SEC) has issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. Future interpretations of existing accounting standards or changes in our business practices could result in future changes in our revenue accounting policies that could have a material adverse effect on our business, financial condition and results of operations.

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

Impairment or Disposal of Long-Lived Assets.    The Company reviews its goodwill for impairment when events indicate that its carrying amount may not be recoverable or, at least once a year. The Company is required to test goodwill for impairment at the reporting unit level. The Company has determined that it has only one reporting unit. The test for impairment is a two-step process:

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

The Company completed Step 1 of this test during the fourth quarter of fiscal 2003 and the Company was not required to record an impairment loss on goodwill.

The Company reviews its long-lived assets, including property and equipment and other intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. Such comparisons are done when the Company determines that one or more impairment indicators are present for an asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. If an asset is to be disposed of, it is reported at the lower of the carrying amount or fair value less costs to sell.

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

To date, there have been no significant impairment indicators of long-lived assets and the Company does not expect to record an impairment loss on its long-lived assets in the near future.

Employee Stock-Based Compensation.    The Company uses the intrinsic value method to account for stock-based compensation. The Company amortizes deferred stock-based compensation on an accelerated basis in accordance with FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.

Results of Operations

References to the dollar and percentage increases or decreases set forth below in this discussion and analysis of SERENA’s results of operations are derived from comparisons between SERENA’s condensed consolidated statements of income and comprehensive income for the three month period ended April 30, 2003 to the condensed consolidated statements of income and comprehensive income for the three month period ended April 30, 2002.

The following table sets forth our results of operations expressed as a percentage of total revenue. These operating results for the periods presented are not necessarily indicative of the results for the full fiscal year or any other period.

	Percentage of Revenue Three Months Ended April 30,
	2003	2002
Revenue:
Software licenses	44%	44%
Maintenance	49%	49%
Professional services	7%	7%

Total revenue	100%	100%

Cost of revenue:
Software licenses	1%	1%
Maintenance	6%	6%
Professional services	7%	7%
Total cost of revenue	14%	14%

Gross profit	86%	86%

Operating expenses:
Sales and marketing	27%	29%
Research and development	12%	13%
General and administrative	7%	8%
Amortization of intangible assets	5%	5%

Total operating expenses	51%	55%

Operating income	35%	31%
Interest and other income, net	4%	6%

Income before income taxes	39%	37%
Income taxes	15%	14%

Net income	24%	23%

Revenue

We derive revenue from software licenses, maintenance and professional services. Our total revenue increased $2.3 million or 11% to $24.4 million in the current fiscal quarter ended April 30, 2003 from $22.0 million in the same quarter a year ago. International sales represented approximately 32% of our total revenue in the current fiscal quarter ended April 30, 2003, as compared to 31% in the same quarter a year ago. No single customer accounted for 10% or more of total revenue in the first quarter of fiscal 2004, and a single international customer accounted for 19% of total revenue in the first quarter of fiscal 2003.

Software Licenses.    Software licenses revenue as a percentage of total revenue was 44% in both the current fiscal quarter ended April 30, 2003 and the same quarter a year ago. Software licenses revenue increased $1.2 million or 12% to $10.9 million in the current fiscal quarter from $9.7 million in the same quarter a year ago. The dollar increase is predominantly due to higher sales of our core software change management products which grew 84% from the same quarter a year ago, all partially offset by a decrease in sales from our mainframe StarTool products as a result of the continued slowdown in IT spending and the fact that we had a large StarTool transaction with a single international customer in the first fiscal quarter a year ago. In particular, sales of our ChangeMan ZMF, ChangeMan DS and Comparex products continue to make up a significant portion of our total software licenses revenue. These products accounted for $8.7 million or 81% of total software licenses revenue in the current fiscal quarter ended April 30, 2003, as compared to $5.8 million or 60% in the same quarter a year ago. The Company expects that its distributed systems revenues as a percentage of software licenses revenue will increase over time, and that ChangeMan ZMF, ChangeMan DS and Comparex will continue to account for a substantial portion of software licenses revenue in the future. We may experience a decrease or little growth in license revenue in the near term.

Maintenance.    Maintenance revenue as a percentage of total revenue was 49% in both the current fiscal quarter ended April 30, 2003 and the same quarter a year ago. Maintenance revenue increased $1.1 million or 11% to $11.9 million in the current fiscal quarter from $10.8 million in the same quarter a year ago. The dollar increase reflects growth in installed software licenses base, as new licenses generally include one year of maintenance, renewals of maintenance agreements by existing customers and, to a lesser extent, maintenance price increases; all partially offset by some cancellations in Comparex maintenance contracts particularly beginning in fiscal 2002 when the general weakening of the economy in the U.S. and abroad caused some customers to reevaluate and restrict IT spending. We expect maintenance revenue to grow slightly in absolute dollars in the near term.

Professional Services.    Professional services revenue, as a percentage of total revenue was 7% in both the current fiscal quarter ended April 30, 2003 and the same quarter a year ago. Professional services revenue was essentially unchanged at $1.6 million for both the current fiscal quarter ended April 30, 2003 and the same quarter a year ago. Professional services revenue is generally attributable to consulting opportunities resulting from our installed customer base and our expanded consulting service capabilities, all partially offset by the continued weak U.S. economy, price pressures on consulting rates, and the deferral of existing consulting projects. We may experience little or no growth in professional services revenue in the near term.

Cost of Revenue

Cost of revenue, which consists of cost of software licenses, cost of maintenance and cost of professional services, was 14% of total revenue in both the current fiscal quarter ended April 30, 2003 and the same quarter a year ago. Cost of revenue increased $0.4 million or 14% to $3.5 million in the current fiscal quarter from $3.1 million in the same quarter a year ago. In absolute dollar terms, the increase is consistent with the increase in total revenues. As a percentage of total revenue, cost of revenue has remained constant as margin improvements in software licenses and maintenance have been offset by a margin decline in professional services.

Software Licenses.    Cost of software licenses consists principally of fees associated with our StarTool FDM products and, to a lesser extent, salaries, bonuses and other costs associated with our product release organization, and fees associated with integrating third party technology into our ChangeMan DS, ChangeMan ALM and ChangeMan ECP distributed systems products. Cost of software licenses as a percentage of total software licenses revenue was 2% in the current fiscal quarter ended April 30, 2003 as compared to 3% in the same quarter a year ago. Cost of software licenses decreased $0.1 million or 15% to $0.2 million in the current fiscal quarter from $0.3 million in the same quarter a year ago. In both percentage and absolute dollar terms, the decrease is primarily due to decreases in fees associated with our StarTool FDM product as sales of that product were greater in the year ago quarter as a result of a single large transaction.

Maintenance.    Cost of maintenance consists primarily of salaries, bonuses and other costs associated with our customer support organizations. Cost of maintenance as a percentage of total maintenance revenue was 13% in both the current fiscal quarter ended April 30, 2003 and the same quarter a year ago. Cost of maintenance increased $0.1 million or 10% to $1.5 million from $1.4 million. The absolute dollar increase in cost of maintenance is primarily attributable to increases in expenses associated with our customer support organizations as a result of the growth in maintenance revenue.

Professional Services.    Cost of professional services consists of salaries, bonuses and other costs associated with supporting our professional services organization. Cost of professional services as a percentage of total professional services revenue was 110% in the current fiscal quarter ended April 30, 2003 as compared to 88% in the same quarter a year ago. Cost of professional services increased $0.4 million or 24% to $1.8 million in the current fiscal quarter from $1.4 million in the same quarter a year ago. As a percentage of total professional services revenue, the increase is predominantly due to a combination of increases in expenses associated with our professional services organization, including other infrastructure costs needed to support the professional services revenue, and the decrease in professional services revenue. The dollar increase is attributable to increases in third party contractor costs associated with supporting the professional services revenue.

Operating Expenses

Sales and Marketing.    Sales and marketing expenses consist primarily of salaries, commissions and bonuses, payroll taxes, and employee benefits as well as travel, entertainment and marketing expenses. Sales and marketing expenses as a percentage of total revenue were 27% in the current fiscal quarter ended April 30, 2003 as compared to 29% in the same quarter a year ago. Sales and marketing expenses increased $0.3 million or 5% to $6.7 million in the current fiscal quarter from $6.4 million in the same quarter a year ago. As a percentage of total revenue, sales and marketing expenses decreased as the rate of growth in total revenue was greater than the rate of growth in sales and marketing expenses. In absolute dollar terms, we expect sales and marketing expenses to increase as we continue to hire additional sales and marketing personnel, market our distributed systems products and undertake additional marketing programs.

Research and Development.    Research and development expenses consist primarily of salaries, bonuses, payroll taxes, and employee benefits and costs attributable to research and development activities. Research and development expenses as a percentage of total revenue were 12% and 13% in the current fiscal quarter ended April 30, 2003 and the same quarter a year ago, respectively. Research and development expenses increased $0.1 million or 4% to $3.0 million in the current fiscal quarter from $2.9 million in the same quarter a year ago. The increase in research and development expenses in absolute dollar terms is primarily attributable to continued expansion of our research and development efforts to enhance existing products and develop our distributed systems products. We expect research and development expenses to increase, both in absolute dollar terms and as a percentage of total revenue, as we continue to hire additional research and development personnel primarily to develop our distributed systems product suite.

General and Administrative.    General and administrative expenses consist primarily of salaries, bonuses, payroll taxes, and benefits and certain non-allocable administrative costs, including legal and accounting fees and bad debts. General and administrative expenses as a percentage of total revenue were 7% for the current fiscal quarter ended April 30, 2003 as compared to 8% in the same quarter a year ago. General and administrative expenses were $1.7 million for both the current fiscal quarter and the same quarter a year ago. General and administrative expenses decreased slightly as a percentage of total revenue as the rate of growth in total revenue was greater than the slight increase in general and administrative expenses. In absolute dollars, the slight increase was predominantly due to increases in infrastructure and insurance costs. We expect general and administrative expenses to increase in absolute dollar terms as we expand our infrastructure and our operations in the future.

Amortization of Intangible Assets.    In connection with the Company’s acquisitions of Diamond in June 1999, HPS in May 2000, UltiMIS in September 2000, and the StarTool asset purchase in August 2000, the Company recorded $1.1 million in amortization expense of acquired technologies in both the current fiscal quarter ended April 30, 2003 and the same quarter a year ago. In the year ago quarter, the Company also recorded amortization expense totaling $0.1 million associated with a non-compete agreement which has since expired. See Note 5 of Notes to Condensed Consolidated Financial Statements for additional information related to intangibles amortization and goodwill.

Interest and Other Income, net

Interest and Other Income, net.    Interest and other income, net decreased $0.2 million or 16% to $1.0 million in the current fiscal quarter ended April 30, 2003 from $1.2 million in the same quarter a year ago. The dollar decreases in interest and other income, net is generally due to reduced market interest rates, partially offset by increases in balances on interest-bearing accounts, such as cash and cash equivalents, and both short and long-term investments, resulting from accumulation of earnings.

Income Taxes

Income Taxes.    The Company’s effective income tax rate was 38% for both the current fiscal quarter ended April 30, 2003 and the same quarter a year ago. Income taxes in absolute dollars were $3.6 million in the current fiscal quarter as compared to $3.1 million in the same quarter a year ago. The increase in income taxes in absolute dollars is due to an increase in taxable income from the year ago quarter. SERENA’s effective income tax rate has historically benefited from the United States research and experimentation tax credit and tax benefits generated from export sales made from the United States.

Liquidity and Capital Resources

Since SERENA’s inception, we have financed our operations and met our capital requirements through cash flows from operations. As of April 30, 2003, SERENA had $115.9 million in cash and cash equivalents and an additional $24.2 million and $55.5 million in short and long-term investments, respectively, consisting principally of high-grade commercial paper, certificates of deposit, and short and long-term bonds. Cash flows provided by operating activities were $11.1 million and $10.3 million in the current fiscal quarter ended April 30, 2003 and the same quarter a year ago, respectively. In the current fiscal quarter, SERENA’s cash flows provided by operating activities exceeded net income principally due to cash collections in advance of revenue recognition for maintenance contracts, a decrease in trade accounts receivable, and the inclusion of non-cash expenses in net income; all partially offset by an increase in prepaid expenses and other assets. In the same quarter a year ago, SERENA’s cash flows provided by operating activities exceeded net income principally due to an increase in income taxes payable, the inclusion of non-cash expenses in net income, and cash collections in advance of revenue recognition for maintenance contracts; all partially offset by an increase in prepaid expenses and other assets. In the current fiscal quarter, SERENA’s cash used in investing activities were primarily related to the purchases of computer equipment and office furniture and equipment totaling $0.1 million, offset by the net sale of short and long-term investments totaling $6.3 million. In the year ago quarter, cash used in investing activities were primarily related to the net purchase of short and long-term investments totaling $17.1 million, and to a lesser extent, purchases of computer equipment and office furniture and equipment totaling $0.8 million. In both the current fiscal quarter and the same quarter a year ago, cash flows from financing activities were related to the exercise of stock options under the employee stock option plan totaling $0.5 million and $0.1 million, respectively; all partially offset by the repurchase of common stock under the stock repurchase plan totaling $7.4 million in the current fiscal quarter only.

At April 30, 2003, the Company did not have any material commitments for capital expenditures and had no revolving credit agreements or other term loan agreements with any banks or other financial institutions.

At April 30, 2003, the Company had working capital of $118.0 million, trade accounts receivable, net of allowances, of $14.1 million and total deferred revenues of $37.1 million.

The Company has noncancelable operating lease agreements for office space that expire between calendar 2003 and 2008. Minimum lease payments are as follows (in thousands):

Fiscal Year Ending January 31,
2004 (remaining nine months)	$976
2005	1,246
2006	1,186
2007	807
2008	842
Thereafter	—

$5,057

We believe that current cash and short-term investments, and cash flows from operations will satisfy our working capital and capital expenditure requirements for at least the next twelve months.

Effect of Recent Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of a tangible long-lived asset. SFAS No. 143 also requires an enterprise to record a corresponding amount to the liability as an increase in the carrying amount of the related long-lived asset (i.e., the associated asset retirement costs) and to depreciate that cost over the remaining useful life of the asset. The amount of the asset retirement obligation is revised at the end of each period to reflect the passage of time (i.e., accretion expense) and changes in the estimated future cash flows underlying the initial fair value measurement. The Company adopted the provisions of SFAS No. 143 as of February 1, 2003, and the adoption did not have a material impact on the Company’s consolidated financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 eliminates Emerging Issues Task Force, or EITF, Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” Under SFAS No. 146, liabilities for costs associated with an exit or disposal activity are recognized when the liabilities are incurred, as opposed to being recognized at the date of entity’s commitment to an exit plan under EITF No. 94-3. Furthermore, SFAS No. 146 establishes that fair value is the objective for initial measurement of the liabilities. This Statement is effective for exit or disposal activities that are initiated after December 31, 2002.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Interpretation No. 45 requires a guarantor to include disclosure of certain obligations, and if applicable, at the inception of the guarantee, recognize a liability for the fair value of other certain obligations undertaken in issuing a guarantee. The recognition requirement is effective for guarantees issued or modified after December 31, 2002 and did not have a material impact on the Company. See Note 3 to Condensed Consolidated Financial Statements for a summary of our agreements that we have determined are within the scope of Interpretation No. 45 which are separately grandfathered because the guarantees were in effect prior to December 31, 2002.

In November 2002, the EITF reached a consensus on EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue-generating activities. EITF No. 00-21 will be effective for interim periods beginning after June 15, 2003. The effect of adopting EITF 00-21 is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on the reported results. The disclosure provisions of SFAS No. 148 are effective for financial statements for fiscal years ending after December 15, 2002. The Company has adopted the disclosure provisions of SFAS No. 148.

Factors That May Affect Future Results

This report, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements under the Private Securities Reform Act of 1995 and other prospective information relating to future events. These forward-looking statements and other prospective information are subject to certain risks and uncertainties that could cause results to differ materially from historical results or anticipated results, including but are not limited to, our reliance on our mainframe products for revenue; the percentage of license revenue typically closed at the end of each quarter making estimation of operating results prior to the end of the quarter extremely uncertain; weak economic conditions worldwide which may continue to affect the overall demand for software and services, which has resulted in and could continue to result in decreased revenues or lower revenue growth rates; our ability to successfully integrate our recent acquisition; changes in revenue mix and seasonality; our ability to deliver our products on the distributed systems platform; dependence on revenues from our installed base; continued demand for additional mainframe MIPS capacity; expansion of our international organizations; our ability to manage our growth; and the following:

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

Because we do not know when, or if, our potential customers will place orders and finalize contracts, we cannot accurately predict our revenue and operating results for future quarters. In addition, as a result of the economic slowdown worldwide, a number of customers have delayed discretionary spending for software and hardware, which has reduced our revenue. Additionally, sales cycles beginning in fiscal 2002 lengthened as customers delayed decisions to purchase our products and increase capacity on mainframe computers. Historically, a majority of our revenue has been attributable to the licenses of our mainframe software products. Changes in the mix of software products and services sold by us, including the mix between higher margin software products and lower margin maintenance and services, could materially affect our operating results for future quarters.

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

We Have Relied and Expect to Continue to Rely on Sales of Our Mainframe Products for Our Revenue

Historically, the majority of our software license revenue has resulted from the sale of our mainframe products. Any factors adversely affecting the pricing of, demand for or market acceptance of our mainframe products, such as competition or technological change, could materially adversely affect our business and quarterly and annual operating results. In particular, ChangeMan ZMF and Comparex, two of our mainframe products, have been responsible for a substantial majority of our revenue. In the current fiscal quarter ended April 30, 2003 and the same quarter a year ago, sales of ChangeMan ZMF and Comparex together accounted for approximately 69% and 51% of our total software licenses revenue, respectively. We expect that these products will continue to account for a large portion of our software licenses revenue for the foreseeable future. Our future operating results depend on the continued market acceptance of our mainframe products, including future enhancements.

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

Our License Revenues from Products for Distributed Systems May Fluctuate

We introduced our ChangeMan DS product in fiscal 2000, our ChangeMan ALM and ChangeMan ECP products in fiscal 2001, our ChangeMan WCM product in the first quarter of fiscal 2002 and our ChangeMan ZDD product in the first quarter of fiscal 2003. While license revenues from our distributed systems products were 23% of total license revenues in the first quarter of fiscal 2004, they may fluctuate materially from quarter to quarter and could in fact decline. We are currently developing new products and enhancing our product suite to support additional distributed systems platforms. If we do not successfully develop, market, sell and support our distributed systems products, this would materially adversely affect our business and our future quarterly and annual operating results. Historically, the majority of our products have been designed for the mainframe platform, and the majority of our software license revenue, maintenance revenue and professional services revenue to date have been attributable to licenses for these mainframe products. We have limited experience developing, marketing; selling or supporting distributed systems products. Our sales and marketing organizations have historically focused exclusively on sales of our products for the mainframe and have limited experience marketing and selling distributed systems products. Additionally, we have limited experience in providing support services for distributed systems products. Many of our competitors have substantially greater experience providing distributed systems compatible software products than we do, and many also have significantly greater financial and organizational resources.

Acquisitions May be Difficult to Integrate, Disrupt Our Business, Dilute Stockholder Value or Divert the Attention of Our Management

In June 2003, we acquired TeamShare, Inc. and we may acquire or make investments in other companies and technologies. In the event of any acquisitions or investments, we could:

•	Issue stock that would dilute the ownership of our then-existing stockholders;

•	Incur debt;

•	Assume liabilities;

•	Incur charges for the impairment of the value of investments or acquired assets; or

•	Incur amortization expense related to intangibles assets.

If we fail to achieve the financial and strategic benefits of past and future acquisitions or investments, our operating results will suffer. Acquisitions and investments involve numerous other risks, including:

•	Difficulties integrating the acquired operations, technologies or products with ours;

•	Failure to achieve targeted synergies;

•	Unanticipated costs and liabilities;

•	Diversion of management’s attention from our core business;

•	Adverse effects on our existing business relationships with suppliers and customers or those of the acquired organization;

•	Difficulties entering markets in which we have no or limited prior experience; and

•	Potential loss of key employees, particularly those of the acquired organizations.

If the SCM Market Does Not Evolve as We Anticipate, Our Business Will Be Adversely Affected

If we fail to properly assess and address the SCM market or if our products and services fail to achieve market acceptance for any reason, our business and quarterly and annual operating results would be materially adversely affected. The SCM market is in an early stage of development. IT organizations have traditionally addressed SCM needs internally and have only recently become aware of the benefits of third-party SCM solutions as their SCM requirements have become more complex. Since the market for our products is still evolving, it is difficult to assess the competitive environment or the size of the market that may develop. Our future financial performance will depend in large part on the continued growth in the number of businesses adopting third-party SCM products and the expansion of their use on a company-wide basis. The SCM market for third-party products may grow more slowly than we anticipate. In addition, technologies, customer requirements and industry standards may change rapidly. If we cannot improve or augment our products as rapidly as existing technologies, customer requirements and industry standards evolve; our products or services could become obsolete. The introduction of new or technologically superior products by competitors could also make our products less competitive or obsolete. As a result of any of these factors, our position in existing markets or potential markets could be eroded.

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

Risks of International Operations.    International sales represented 32% and 31% of our total revenue in the current fiscal quarter ended April 30, 2003 and the same quarter a year ago, respectively. Our international revenue is attributable principally to our European operations. Our international operations are, and any expanded international operations will be, subject to a variety of risks associated with conducting business internationally that could materially adversely affect our business and future quarterly and annual operating results, including the following:

•	Difficulties in staffing and managing international operations

•	Problems in collecting accounts receivable

•	Longer payment cycles

•	Fluctuations in currency exchange rates

•	Inability to control or predict the levels of revenue produced by our international distributors

•	Seasonal reductions in business activity during the summer months in Europe and certain other parts of the world

•	Recessionary environments in foreign economies

•	Increases in tariffs, duties, price controls or other restrictions on foreign currencies or trade barriers imposed by foreign countries

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

SERENA is Subject to Intense Competition in the SCM Industry and We Expect to Face Increased Competition in the Future, Including Competition in the SCM Distributed Systems Market

We may not be able to compete successfully against current or future competitors and such inability would materially adversely affect our business, quarterly and annual operating results and financial condition. The market for our products is highly competitive and diverse. Moreover, the technology for SCM products may change rapidly. New products are frequently introduced, and existing products are continually enhanced. Competition may also result in changes in pricing policies by SERENA or our competitors, which could materially adversely affect our business and future quarterly and annual operating results. Competitors vary in size and in the scope and breadth of the products and services that they offer. Many of our current and potential competitors have greater financial, technical, marketing and other resources than we do. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements. They may also be able to devote greater resources to the development, promotion and sale of their products than we can.

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

Our Share Price Has Been, and Will Likely Continue to Be, Volatile

The market price of our common shares has fluctuated significantly in recent months, and we expect that the market price of our common shares may fluctuate substantially as a result of variations in our quarterly operating results and market conditions. These fluctuations may be exaggerated if the trading volume of our common shares is low. In addition, the market price of our common shares may fluctuate dramatically in response to a variety of factors, including:

•	Changes in estimates of our financial performance;

•	Shortfalls in revenues or net income expected by securities analysts;

•	Announcements of new products by the Company or its competitors;

•	Quarterly fluctuations in the Company’s financial results or the results of other software companies, including those of direct competitors of the Company;

•	Changes in analysts’ estimates of the Company’s financial performance, the financial performance of competitors, or the financial performance of software companies in general;

•	General conditions in the software industry;

•	Changes in the Company’s license revenue mix among the various platforms;

•	Changes in prices for the Company’s products or competitors’ products;

•	Changes in revenue growth rates for the Company or its competitors;

•	Conditions in the financial markets;

•	General market or economic conditions;

•	The gain or loss of a significant customer or strategic relationship;

•	Changes in recommendations from securities analysts regarding our industry, our customers’ industries; or us

•	Announcements of technological or competitive developments; and

•	Acquisitions or entry into strategic alliances by our competitors or us.

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

ITEM 3.     Quantitative and Qualitative Disclosures About Market Risk

The Company does not have derivative financial instruments in its investment portfolio and has no foreign exchange contracts. Its financial instruments consist of cash and cash equivalents, short and long-term investments, trade accounts receivable and accounts payable. The Company considers investments in highly liquid instruments purchased with a remaining maturity of 90 days or less to be cash equivalents. All of the Company’s cash equivalents and short and long-term investments principally consist of commercial paper and debt securities, and are classified as available-for-sale as of April 30, 2003. The Company’s exposure to market risk for changes in interest rates relates primarily to its short and long-term investments and short-term obligations, thus, a hypothetical 10% fluctuation in interest rates would not have a material impact on the fair value of these securities.

Sales to foreign countries accounted for approximately 32% of the total revenue during the quarter ended April 30, 2003. Because the Company invoices certain of its foreign sales in currencies other than the United States dollar, predominantly the British pound and euro, and does not hedge these transactions, fluctuations in exchange rates could adversely affect the translated results of operations of the Company’s foreign subsidiaries. Therefore, foreign exchange fluctuation could create a risk of significant balance sheet gains or losses on the Company’s consolidated financial statements. However, given the Company’s foreign subsidiaries’ net book values as of April 30, 2003 and net cash flows for the most recent fiscal quarter then ended and fiscal year ended January 31, 2003, the Company does not believe that a hypothetical 10% fluctuation in foreign currency exchange rates would have a material impact on its financial position or results of operations.

ITEM 4.     Controls and Procedures

Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

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

ITEM 6.     Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit Number		Exhibit Title

99.1	(a)	Certification of Chief Executive Officer and Chief Financial Officer

(a)	filed herewith.

(b)	Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the quarter ended April 30, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant, SERENA Software, Inc., a corporation organized and existing under the laws of the State of Delaware, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERENA SOFTWARE, INC.
(Registrant)

By:	/s/ ROBERT I. PENDER, JR.
Robert I. Pender, Jr. Vice President, Finance And Administration, Chief Financial Officer (Principal Financial And Accounting Officer) And Director

Date: June 13, 2003

CERTIFICATIONS

Form 10-Q Certification

I, Mark E. Woodward, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of SERENA Software, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 13, 2003

By:	/s/ MARK E. WOODWARD
Mark E. Woodward President and Chief Executive Officer and Director

I, Robert I. Pender, Jr., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of SERENA Software, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 13, 2003

By:	/s/ ROBERT I. PENDER, JR.
Robert I. Pender, Jr. Vice President, Finance and Administration, Chief Financial Officer (Principal Financial and Accounting Officer) and Director

EXHIBIT INDEX

Exhibit No.	Description

99.1	Certification of Chief Executive Officer and Chief Financial Officer