Form 10-Q
period 2003-07-31
SERENA SOFTWARE INC
filed 2003-09-12
CIK 1073967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2003

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☒    No  ☐

The number of shares of the registrant’s Common Stock, par value $0.001, outstanding as of August 31, 2003 was 40,002,788.

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

SERENA SOFTWARE, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	July 31, 2003	January 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$97,951	$105,402
Short-term investments	19,004	37,672
Accounts receivable, net of allowance of $1,010 and $869 at July 31 and January 31, 2003, respectively	16,058	16,514
Deferred taxes, net of liabilities	4,862	6,549
Prepaid expenses and other current assets	1,410	744

Total current assets	139,285	166,881
Long-term investments	55,722	48,374
Property and equipment, net	3,208	3,078
Deferred taxes, net of liabilities	259	103
Goodwill and other intangible assets, net	64,296	45,360
Other assets	300	269

TOTAL ASSETS	$263,070	$264,065

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,298	$533
Income taxes payable	3,951	7,921
Accrued expenses	7,437	8,266
Deferred revenue	28,523	26,010

Total current liabilities	41,209	42,730
Deferred revenue, net of current portion	8,711	8,373

Total liabilities	49,920	51,103

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 90,000,000 shares authorized; 39,927,739 and 40,645,508 shares issued and outstanding at July 31 and January 31, 2003, respectively	40	41
Additional paid-in capital	109,096	126,006
Notes receivable from stockholders	(1,482)	(8,519)
Accumulated other comprehensive income	237	709
Retained earnings	105,259	94,725

Total stockholders’ equity	213,150	212,962

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$263,070	$264,065

See accompanying notes to condensed consolidated financial statements.

SERENA SOFTWARE, INC.

Condensed Consolidated Statements of Income and Comprehensive Income

For the Three Months and Six Months Ended July 31, 2003 and 2002

(In thousands, except per share data)

(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2003	2002	2003	2002
Revenue:
Software licenses	$10,047	$10,305	$20,899	$19,956
Maintenance	12,449	11,016	24,360	21,792
Professional services	2,417	1,677	4,021	3,296

Total revenue	24,913	22,998	49,280	45,044

Cost of revenue:
Software licenses	171	332	383	582
Maintenance	1,605	1,415	3,109	2,787
Professional services	2,278	1,500	4,044	2,922

Total cost of revenue	4,054	3,247	7,536	6,291

Gross profit	20,859	19,751	41,744	38,753

Operating expenses:
Sales and marketing	7,014	6,637	13,667	13,001
Research and development	3,420	2,973	6,459	5,892
General and administrative	1,728	1,679	3,468	3,389
Stock-based compensation	—	6	—	17
Amortization of intangible assets	2,136	1,146	3,217	2,291

Total operating expenses	14,298	12,441	26,811	24,590

Operating income	6,561	7,310	14,933	14,163
Interest and other income, net	814	1,198	1,819	2,395

Income before income taxes	7,375	8,508	16,752	16,558
Income taxes	2,655	3,233	6,218	6,292

Net income	$4,720	$5,275	$10,534	$10,266

Comprehensive income:
Net income	$4,720	$5,275	$10,534	$10,266
Other comprehensive income (loss):
Foreign currency translation adjustment	(65)	61	45	42
Unrealized (loss) gain on marketable securities	(449)	346	(517)	245

Other comprehensive (loss) income	(514)	407	(472)	287

Total comprehensive income	$4,206	$5,682	$10,062	$10,553

Net income per share:
Basic	$0.12	$0.13	$0.26	$0.25

Diluted	$0.12	$0.13	$0.26	$0.25

Weighted average shares used in per share calculations:
Basic	40,102	40,288	40,276	40,228

Diluted	41,028	40,655	40,973	40,658

See accompanying notes to condensed consolidated financial statements.

SERENA SOFTWARE, INC.

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended July 31, 2003 and 2002

(In thousands)

(Unaudited)

	Six Months Ended July 31,
	2003	2002
Cash flows from operating activities:
Net income	$10,534	$10,266
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	740	662
Provision in allowance for bad debts	84	450
Accrued interest on notes receivable from stockholders, net of cash received	1,243	(340)
Amortization of deferred stock-based compensation	—	17
Amortization of intangible assets	3,217	2,291
Changes in operating assets and liabilities:
Accounts receivable	1,609	(983)
Prepaid expenses and other assets	(509)	(266)
Accounts payable	656	(135)
Income taxes payable	(3,986)	2,064
Accrued expenses	(1,873)	(1,180)
Deferred revenue	878	1,608

Net cash provided by operating activities	12,593	14,454

Cash flows used in investing activities:
Purchases of property and equipment	(351)	(1,267)
Sales (purchases) of short-term and long-term investments	10,803	(14,124)
Cash paid for UltiMIS Corporation earn-out	—	(710)
Cash paid for TeamShare Inc., net of cash received	(19,425)	—

Net cash used in investing activities	(8,973)	(16,101)

Cash flows from financing activities:
Exercise of stock options under the employee stock option plan	2,852	194
Sale of common stock under the employee stock option plan	779	813
Payment of principal on notes receivable from stockholders	5,794	—
Common stock repurchased under the stock repurchase plan	(20,541)	—

Net cash (used in) provided by financing activities	(11,116)	1,007

Effect of exchange rate changes on cash	45	42

Net decrease in cash and cash equivalents	(7,451)	(598)
Cash and cash equivalents at beginning of period	105,402	85,954

Cash and cash equivalents at end of period	$97,951	$85,356

Supplemental disclosures of cash flow information:
Income taxes paid	$10,494	$4,549

Non-cash investing and financing activity:
Unrealized (loss) gain on marketable securities	$(517)	$245

Contingent consideration accrued for the UltiMIS acquisition, net	$—	$(290)

See accompanying notes to condensed consolidated financial statements.

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

SERENA Software, Inc. (“SERENA” or the “Company”) is the Enterprise Change Management (“ECM”) industry leader providing software infrastructure products and consulting best practices that automate changes to enterprise code and content. Its principal markets are North America, and to a lesser extent, Europe.

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

Reclassifications

Certain reclassifications have been made to the January 31, 2003 balances in order to conform to the July 31, 2003 presentation, including the netting of both short and long-term deferred tax liabilities against short and long-term deferred tax assets.

(1) Stock-Based Compensation

The Company uses the intrinsic value method to account for stock-based compensation. The Company amortizes deferred stock-based compensation on an accelerated basis in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

	Three Months Ended July 31,		Six Months Ended July 31,
	2003	2002	2003	2002
Net income, as reported	$4,720	$5,275	$10,534	$10,266
Add: stock-based employee compensation expense included in reported net income, net of tax	—	4	—	11
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(2,783)	(2,948)	(5,337)	(5,686)

Pro forma net income	$1,937	$2,331	$5,197	$4,591

Basic net income per share:
As reported	$0.12	$0.13	$0.26	$0.25

Pro forma	$0.05	$0.06	$0.13	$0.11

Diluted net income per share:
As reported	$0.12	$0.13	$0.26	$0.25

Pro forma	$0.05	$0.06	$0.13	$0.11

For the pro forma amounts determined under SFAS No. 123, as set forth above, the fair value of each stock option grant under the stock option plans and the fair value of the employees’ purchase rights under the employee stock purchase plan (“ESPP”) are estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the three and six months ended July 31, 2003 and 2002.

	Stock Option Plans		ESPP		Stock Option Plans		ESPP
	Three Months Ended July 31,				Six Months Ended July 31,
	2003	2002	2003	2002	2003	2002	2003	2002
Expected life (in years)	4.5	4.5	0.5	0.5	4.5	4.5	0.5	0.5
Risk-free interest rate	2.8%	2.8%	1.1%	1.1%	2.8%	2.8%	1.1%	1.1%
Volatility	106%	109%	54%	89%	106%	109%	54%	89%
Dividend yield	none	none	none	none	none	none	none	none

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

The following is a reconciliation of the shares used in the computation of basic and diluted net income per share (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2003	2002	2003	2002
Basic net income per share—weighted average number of common shares outstanding	40,102	40,288	40,276	40,228
Effect of potentially dilutive securities outstanding—unvested stock options	926	367	697	430

Shares used in diluted net income per share computation	41,028	40,655	40,973	40,658

Options to purchase shares of common stock at a share price which is greater than the average closing market price of the shares for the quarter are not included in the computation of diluted earnings per share because the effect of their inclusion would be anti-dilutive. For both the three and six month periods ended July 31, 2003 and 2002, 1,108,391 and 3,388,314, respectively, options to purchase shares of common stock at an average share price of $26.50 and $20.52, respectively, were excluded from the computation of diluted EPS.

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

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

requires a guarantor to include disclosure of certain obligations, and if applicable, at the inception of the guarantee, recognize a liability for the fair value of other certain obligations undertaken in issuing a guarantee. The recognition requirement is effective for guarantees issued or modified after December 31, 2002 and did not have a material impact on the Company.

The following is a summary of our agreements that the Company has determined are within the scope of Interpretation No. 45, or FIN 45, which are separately grandfathered because the guarantees were in effect prior to December 31, 2002. Accordingly, the Company has no liabilities recorded for these agreements as of July 31, 2003.

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

When, as part of an acquisition, the Company acquires all of the stock or all of the assets and liabilities of a company, the Company assumes the liability for certain events or occurrences that took place prior to the date of acquisition. The maximum potential amount of future payments the Company could be required to make for such obligations is undeterminable at this time. Accordingly, the Company has no liabilities recorded for these types of agreements as of July 31, 2003.

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

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

(4)    Restructuring Costs

On August 6, 2001, in response to the general weakening of the worldwide economy and resulting IT spending slowdown, the Company announced and began to execute its plan to reduce workforce by approximately 12% or 45 positions affecting all parts of the organization and incur costs associated with the closure of facilities. The Company recorded a restructuring charge in the third quarter of fiscal 2002 consisting principally of severance, payroll taxes and other employee benefits totaling $1.5 million and facilities closures totaling $1.0 million. The Company has realized and expects to continue to realize cost savings going forward as a result of this reduction and other cost savings initiatives implemented. The Company’s restructuring is substantially complete with these actions. The nature of the restructuring charges and the amounts paid through and accrued as of July 31, 2003 are summarized as follows (in thousands):

		As of July 31, 2003
	Total	Paid	Adjustments	Accrued
Severance, payroll taxes and other employee benefits	$1,483	$1,135	$(195)	$153
Facilities closures	875	957	195	113
Legal and other miscellaneous	70	65	—	5

Total restructuring accrual	2,428	$2,157	$—	$271

Fixed asset impairment	101

Total restructuring charges	$2,529

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

Goodwill and other intangible assets consisted of the following (in thousands):

	As of July 31, 2003	As of January 31, 2003
Goodwill	$35,980	$28,877

Other intangible assets:
Non-compete agreements	1,634	944
Acquired technology	37,476	27,626
Maintenance service contracts	1,800	—
Trademark/Trade name portfolio	200	—
Customer relationships	2,510	—

	43,620	28,570
Accumulated amortization	(15,304)	(12,087)

	$28,316	$16,483

Aggregate amortization expense:
Six Months Ended July 31, 2003	$3,217

Estimated intangible amortization expense:
For the remaining six months of Fiscal 2004	$5,328
For year ended January 31, 2005	9,216
For year ended January 31, 2006	7,748
For year ended January 31, 2007	4,398
For year ended January 31, 2008	1,626
Thereafter	—

Total	$28,316

The weighted average remaining amortization period for acquired technology is 40 months, trademark/trade name portfolio and customer relationships is 34 months, non-compete agreements is 22 months, and maintenance service contracts is 10 months. The total weighted average remaining amortization period for all intangible assets is 38 months. The aggregate amortization expense of intangible assets was $2.1 million and $3.2 million for the three and six months ended July 31, 2003, respectively, and $1.1 million and $2.3 for the same periods a year ago.

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The changes in the net carrying amount of goodwill for the six months ended July 31, 2003 are as follows (in thousands):

Balance as of January 31, 2003	$28,877
Activity during the first six months of fiscal 2004:
Goodwill acquired in TeamShare acquisition	7,103
Impairment losses recognized	—

Balance as of July 31, 2003	$35,980

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

In May 2003, the Board of Directors authorized the repurchase of up to 1.0 million shares of the Company’s Common Stock from time to time in the open market or in privately negotiated block transactions. The Company will utilize any reacquired shares under this program for reissuance in connection with employee stock programs and general corporate purposes. Under this program and at various times from June 9, 2003 through July 1, 2003, the Company repurchased in aggregate a total of 634,500 shares of its common stock for cash at an average price of $20.78 per share.

In August 2003, the Board of Directors authorized the repurchase of up to 1.0 million shares of the Company’s Common Stock from time to time in the open market or in privately negotiated block transactions. The Company will utilize any reacquired shares under this program for reissuance in connection with employee stock programs and general corporate purposes. The timing and size of any future stock repurchases are subject to market conditions, stock prices, our cash position and other cash requirements going forward.

(7)    Acquisition of TeamShare, Inc.

On June 5, 2003, the Company acquired TeamShare, Inc. (“TeamShare”), a privately held company specializing in the development of collaborative process and issue management solutions and a leading supplier of Web-based, team-oriented productivity tools. The acquisition was accounted for using the purchase method of accounting, and accordingly, the results of operations of TeamShare are included in the Company’s consolidated financial statements from June 5, 2003.

The acquisition of TeamShare improved the Company’s capabilities and will allow it to compete more effectively in the growing application life cycle management market. The acquisition provides the Company with complimentary request and issue management technology that helps strengthen its ECM solution offering.

The Company acquired 100% of TeamShare’s outstanding common stock in acquiring all of its assets and assuming all of its liabilities. The total purchase price was $18.4 million and consisted of cash consideration of $17.9 million, net of in-the-money options proceeds of $0.1 million, and acquisition costs of $0.5 million. The total purchase price was allocated, based upon a third party valuation, as follows (in thousands):

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Tangible assets	$1,601
Assumed liabilities	(3,814)
Acquired technology	9,850
Non-compete agreements	690
Maintenance service contracts	1,800
Trademark / Trade name portfolio	200
Customer relationships	2,510
Deferred tax asset	4,491
Deferred tax liability	(6,020)
Goodwill	7,103

Total consideration	$18,411

Acquired technology, consisting of current completed technologies at the date of acquisition and valued on the premise of fair market value in continued use under the discounted cash flow approach, is amortized over a three-year period, the period of time the Company estimates as its economic useful life. Non-compete agreements were entered into with two former TeamShare officers and were valued based on the estimated amount of business that might be lost if these two principals were competing against the Company and are being amortized over their two-year term. Maintenance service contracts, consisting of existing annual renewable maintenance contracts at the date of acquisition are valued on the premise of fair market value of the total future cash flows that would be generated from the renewal of such contracts under the discounted cash flow approach and are amortized over a one-year period. Trademark/Trade name portfolio, consisting of the existing TeamTrack trade name at the date of acquisition is valued on the premise of fair market value of royalties avoided on developed technology revenues under the discounted cash flow approach and is amortized over a three-year period, the period of time the Company estimates as its economic useful life. Customer relationships, consisting of existing TeamShare customer relationships of varying age and size at the date of acquisition, are valued on the premise of fair market value of future cash flows that would be generated with existing customer relationships in place net of what would be generated without the existing relationships in place under the discounted cash flow approach and are amortized over a three-year period, the period of time the Company estimates as its economic useful life. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired and is no longer subject to amortization but instead will be measured for impairment annually pursuant to SFAS No. 142.

With respect to acquired TeamShare intangibles, the weighted average remaining amortization period for acquired technology, trademark/trade name portfolio and customer relationships is 34 months, non-compete agreements is 22 months, and maintenance service contracts is 10 months. The total weighted average remaining amortization period for all acquired TeamShare intangible assets is 31 months. All identified intangible assets will be amortized on a straight-line basis over their useful lives. Amortization expense for the current fiscal quarter and fiscal six months ended July 31, 2003 was $1.1 million. The estimated total amortization expense associated with acquired TeamShare intangible assets is $3.2 million for the remaining six months of fiscal 2004, $5.1 million for fiscal 2005, $4.3 million for fiscal 2006, and $1.4 million for fiscal 2007.

In accordance with generally accepted accounting principles of the United States of America, we recorded a deferred tax asset of $4.5 million for the acquired deferred tax assets relating to net operating loss tax credit carryforwards for tax purposes acquired in the transaction. In addition, a deferred tax liability of $6.0 million was recorded for the difference between the assigned values and the tax bases of the intellectual property assets acquired in the transaction.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements under the Private Securities Litigation Reform Act of 1995. Certain statements under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report are “forward-looking statements.” These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements contained in this report that are not historical facts. When used in this report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors discussed under “Factors That May Affect Future Results” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in, or incorporated by reference into, this report. Factors that could cause or contribute to such differences include but are not limited to, our reliance on our mainframe products for revenue; the percentage of license revenue typically closed at the end of each quarter making estimation of operating results prior to the end of the quarter extremely uncertain; weak economic conditions worldwide which may continue to affect the overall demand for software and services, which has resulted in and could continue to result in decreased revenues or lower revenue growth rates; our ability to successfully integrate our recent acquisition; changes in revenue mix and seasonality; our ability to deliver our products on the distributed systems platform; dependence on revenues from our installed base; continued demand for additional mainframe MIPS capacity; expansion of our international organizations; and our ability to manage our growth. We assume no obligation to update the forward-looking information contained in this report. It is important that the discussion below be read together with the attached condensed consolidated financial statements and notes thereto, with the discussion of such risks and uncertainties and with the audited financial statements and notes thereto, and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in the Company’s Form 10-K for fiscal 2003.

Overview

SERENA is the Enterprise Change Management (“ECM”) industry leader providing infrastructure software to manage change to enterprise applications. Our products and services are used to manage and control application change for organizations whose business operations are dependent on managing information technology, or IT. In our 23 year history, we have developed highly effective solutions for managing software change that enable our customers to improve their return on IT investments by improving application availability, accelerating time to market, and increasing programmer productivity while reducing application development and IT infrastructure maintenance costs. All large companies have a process for managing change to their internally developed applications, including new version releases, “bug fixes,” upgrades and application introductions. Our products help IT managers manage changes to applications by automating and enforcing the process throughout the application life cycle. Our consulting services help companies improve their process by identifying where their current practices deviate from standard practices and making appropriate recommendations. As of July 31, 2003, our products have been installed in over 3,600 customer sites worldwide and our customers include 46 of the Fortune 50 companies.

In the current fiscal quarter and fiscal six months ended July 31, 2003, SERENA experienced increases in total revenues of 8% and 9%, respectively, as total revenues for the quarter were $24.9 million versus $23.0 million in the second quarter of fiscal 2003, and total revenues for the six months were $49.3 million versus $45.0 million in the first six months of fiscal 2003. However, in the most recent completed fiscal year ended January 31, 2003, SERENA experienced a decrease in total revenue as total annual revenues were $95.8 million in fiscal 2003 versus $98.6 million in fiscal 2002 and $103.6 million in fiscal 2001. The overall demand for the Company’s software depends in large part on general and economic business conditions. The recent general weakening of the worldwide economy and resulting slowdown in IT spending contributed to the overall decrease in total revenues.

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

Persuasive evidence of an arrangement exists. It is SERENA’s customary practice to have a written contract, which is signed by both the customer and SERENA, or a purchase order from those customers who have previously negotiated a standard license arrangement with SERENA. In cases where shrink wrap licenses apply, the Company accepts purchase orders as persuasive evidence of an arrangement.

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

Results of Operations

References to the dollar and percentage increases or decreases set forth below in this discussion and analysis of SERENA’s results of operations are derived from comparisons between SERENA’s condensed consolidated statements of income and comprehensive income for the three and six month periods ended July 31, 2003 to the condensed consolidated statements of income and comprehensive income for the three and six month periods ended July 31, 2002. Historical results include the post-acquisition results of TeamShare from June 5, 2003.

The following table sets forth our results of operations expressed as a percentage of total revenue. These operating results for the periods presented are not necessarily indicative of the results for the full fiscal year or any other period.

	Percentage of Revenue Three Months Ended July 31,		Percentage of Revenue Six Months Ended July 31,
	2003	2002	2003	2002
Revenue:
Software licenses	40%	45%	42%	44%
Maintenance	50%	48%	50%	49%
Professional services	10%	7%	8%	7%

Total revenue	100%	100%	100%	100%

Cost of revenue:
Software licenses	1%	1%	1%	1%
Maintenance	6%	6%	6%	6%
Professional services	9%	7%	8%	7%

Total cost of revenue	16%	14%	15%	14%

Gross profit	84%	86%	85%	86%

Operating expenses:
Sales and marketing	28%	29%	28%	29%
Research and development	14%	13%	13%	13%
General and administrative	7%	7%	7%	7%
Stock-based compensation	—	—	—	—
Amortization of intangible assets	8%	5%	7%	5%

Total operating expenses	57%	54%	55%	54%

Operating income	27%	32%	30%	32%
Interest and other income, net	3%	5%	4%	5%

Income before income taxes	30%	37%	34%	37%
Income taxes	11%	14%	13%	14%

Net income	19%	23%	21%	23%

Revenue

We derive revenue from software licenses, maintenance and professional services. Our total revenue increased $1.9 million or 8% to $24.9 million in the current fiscal quarter ended July 31, 2003 from $23.0 million in the same quarter a year ago. For the six months ended July 31, 2003, total revenue increased $4.2 million or 9% to $49.3 million from $45.1 million in the same six month period a year ago. International sales represented approximately 38% and 35% of our total revenue in the current fiscal quarter and fiscal six months ended July 31, 2003, respectively, as compared to 23% and 27% in the same quarter and six months a year ago. No single customer accounted for 10% or more of total revenue in the first six months of fiscal 2004, and a single international customer accounted for 15% of total revenue in the first six months of fiscal 2003.

Software Licenses.    Software licenses revenue as a percentage of total revenue was 40% and 42% in the current fiscal quarter and fiscal six months ended July 31, 2003, respectively, as compared to 45% and 44% in the same quarter and six months a year ago. Software licenses revenue decreased $0.3 million or 3% to $10.0 million in the current fiscal quarter from $10.3 million in the same quarter a year ago. For the six month period ended July 31, 2003, software licenses revenue increased $0.9 million or 5% to $20.9 million from $20.0 million in the same six months a year ago. For the current fiscal quarter, when compared to the same quarter a year ago, the dollar decrease is predominantly due to lower sales from our mainframe StarTool products as a result of the continued slowdown in IT spending and the fact that we had a large StarTool transaction with a single international customer in the second fiscal quarter a year ago, all partially offset by higher sales of our core software change management products, and in particular our distributed systems products, each which grew 6% and 11%, respectively, over the same quarter a year ago. For the current fiscal six months ended July 31, 2003, when compared to the same six months a year ago, the dollar increase is predominantly due to higher sales of our core software change management products, which grew 37% over the first six months a year ago, and in particular, our distributed systems products, which grew 39% over a year ago, all partially offset by lower sales of our StarTool products as a result of the continued slowdown in IT spending and the fact that we had a large StarTool transaction with a single international customer in the first half of fiscal 2003. In particular, sales of our core software change management products continue to make up a significant portion of our total software licenses revenue. These products accounted for $6.7 million or 66% and $14.4 million or 69% of total software licenses revenue in the current fiscal quarter and fiscal six months ended July 31, 2003, respectively, as compared to $6.3 million or 61% and $10.5 million or 52% in the same quarter and six months a year ago. The Company expects that its distributed systems revenues as a percentage of software licenses revenue will increase over time, and that core software change management will continue to account for a substantial portion of software licenses revenue in the future. We may experience a decrease or little growth in license revenue in the near term.

Maintenance.    Maintenance revenue as a percentage of total revenue was 50% in both the current fiscal quarter and fiscal six months ended July 31, 2003, as compared to 48% and 49% in the same quarter and six months, respectively, a year ago. Maintenance revenue increased $1.4 million or 13% to $12.4 million in the current fiscal quarter from $11.0 million in the same quarter a year ago. For the six months ended July 31, 2003, maintenance revenue increased $2.6 million or 12% to $24.4 million from $21.8 million in the same six months a year ago. For both the quarter and six months, the dollar increase reflects growth in installed software licenses base, as new licenses generally include one year of maintenance, renewals of maintenance agreements by existing customers and, to a lesser extent, maintenance price increases; all partially offset by some cancellations in Comparex maintenance contracts particularly beginning in fiscal 2002 when the general weakening of the economy in the U.S. and abroad caused some customers to reevaluate and restrict IT spending. We expect maintenance revenue to grow slightly in absolute dollars in the near term.

Professional Services.    Professional services revenue, as a percentage of total revenue was 10% and 8% in the current fiscal quarter and fiscal six months ended July 31, 2003, respectively, as compared to 7% in both the same quarter and six months a year ago. Professional services revenue increased $0.7 million or 44% to $2.4 million in the current fiscal quarter from $1.7 million in the same quarter a year ago. For the six months ended July 31, 2003, professional services revenue increased $0.7 million or 22% to $4.0 million from $3.3 million in the same six months a year ago. For both the quarter and six months, the dollar increase is predominantly due to a recovery in the current fiscal quarter of the consulting business fueled in part by a few large engagements. In general, professional services revenue is attributable to consulting opportunities resulting from our installed customer base and our expanded consulting service capabilities, all partially offset by the continued weak U.S. economy, price pressures on consulting rates, and the deferral of existing consulting projects. We may experience little or no growth in professional services revenue in the near term.

Cost of Revenue

Cost of revenue, which consists of cost of software licenses, cost of maintenance and cost of professional services, was 16% and 15% of total revenue in the current fiscal quarter and fiscal six months ended July 31, 2003, respectively, as compared to 14% in both the same quarter and six months a year ago. Cost of revenue increased $0.8 million or 25% to $4.1 million in the current fiscal quarter from $3.3 million in the same quarter a year ago. For the six months ended July 31, 2003, cost of revenue increased $1.2 million or 20% to $7.5 million from $6.3 million in the same six months a year ago. For both the current fiscal quarter and fiscal six months, in absolute dollar terms, the increase is consistent with the increase in total revenues. As a percentage of total revenue, cost of revenue has increased when comparing the current fiscal quarter and fiscal six months to the same quarter and six months a year ago, predominantly due to lower margin professional services revenue being a larger percentage of total revenue.

Software Licenses.    Cost of software licenses consists principally of fees associated with our StarTool FDM products and, to a lesser extent, salaries, bonuses and other costs associated with our product release organization, and fees associated with integrating third party technology into our ChangeMan DS, ChangeMan ALM and ChangeMan ECP distributed systems products. Cost of software licenses as a percentage of total software licenses revenue was 2% in both the current fiscal quarter and fiscal six months ended July 31, 2003, as compared to 3% in both the same quarter and six months a year ago. Cost of software licenses decreased $0.2 million or 49% to $0.2 million in the current fiscal quarter from $0.4 million in the same quarter a year ago. For the six months ended July 31, 2003, cost of software licenses decreased $0.2 million or 34% to $0.4 million from $0.6 million in the same six months a year ago. In both percentage and absolute dollar terms, the decrease is primarily due to decreases in fees associated with our StarTool FDM product as a result of lower revenues.

Maintenance.    Cost of maintenance consists primarily of salaries, bonuses and other costs associated with our customer support organizations. Cost of maintenance as a percentage of total maintenance revenue was 13% in the current fiscal quarter and fiscal six months ended July 31, 2003 and the same quarter and six months a year ago. Cost of maintenance increased $0.2 million or 13% to $1.6 million in the current fiscal quarter from $1.4 million in the same quarter a year ago. For the six months ended July 31, 2003, cost of maintenance increased $0.3 million or 12% to $3.1 million from $2.8 million in the same six months a year ago. For both the quarter and six months, the absolute dollar increase in cost of maintenance is primarily attributable to increases in expenses associated with our customer support organizations as a result of the growth in both maintenance revenue and our installed customer base.

Professional Services.    Cost of professional services consists of salaries, bonuses and other costs associated with supporting our professional services organization. Cost of professional services as a percentage of total professional services revenue was 94% and 101% in the current fiscal quarter and fiscal six months ended July 31, 2003, respectively, as compared to 89% in both the same quarter and six months a year ago. Cost of professional services increased $0.8 million or 52% to $2.3 million in the current fiscal quarter from $1.5 million in the same quarter a year ago. For the six months ended July 31, 2003, cost of professional services increased $1.1 million or 38% to $4.0 million from $2.9 million in the same six months a year ago. For both the quarter and six months, the increases as a percentage of total professional services revenue and in absolute dollars, are predominantly due to increases in expenses associated with our professional services organization to support higher professional services revenue, and increases in third party contractor costs.

Operating Expenses

Sales and Marketing.    Sales and marketing expenses consist primarily of salaries, commissions and bonuses, payroll taxes, and employee benefits as well as travel, entertainment and marketing expenses. Sales and marketing expenses as a percentage of total revenue were 28% in both the current fiscal quarter and fiscal six months ended July 31, 2003 as compared to 29% in both the same quarter and six months a year ago. Sales and marketing expenses increased $0.4 million or 6% to $7.0 million in the current fiscal quarter from $6.6 million in the same quarter a year ago. For the six months ended July 31, 2003, sales and marketing expenses increased $0.7 million or 5% to $13.7 million from $13.0 million in the same six months a year ago. For both the current fiscal quarter and fiscal six months, when compared to the same quarter and six months a year ago, sales and marketing expenses as a percentage of total revenue decreased slightly as the rate of growth in total revenue was greater than the rate of growth in sales and marketing expenses. In absolute dollar terms, we expect sales and marketing expenses to increase as we continue to hire additional sales and marketing personnel, market our distributed systems products and undertake additional marketing programs.

Research and Development.    Research and development expenses consist primarily of salaries, bonuses, payroll taxes, and employee benefits and costs attributable to research and development activities. Research and development expenses as a percentage of total revenue were 14% and 13% in the current fiscal quarter and fiscal six months ended July 31, 2003, respectively, as compared to 13% in both the same quarter and six months a year ago. Research and development expenses increased $0.4 million or 15% to $3.4 million in the current fiscal quarter from $3.0 million in the same quarter a year ago. For the six months ended July 31, 2003, research and development expenses increased $0.6 million or 10% to $6.5 million from $5.9 million in the same six months a year ago. For both the current fiscal quarter and fiscal six months, when compared to the same quarter and six months a year ago, the increase in research and development expenses in absolute dollar terms is primarily attributable to our acquisition of TeamShare and continued expansion of our research and development efforts to enhance existing products and develop our distributed systems products. We expect research and development expenses to increase, both in absolute dollar terms and as a percentage of total revenue, as we continue to hire additional research and development personnel primarily to develop our distributed systems product suite.

General and Administrative.    General and administrative expenses consist primarily of salaries, bonuses, payroll taxes, and benefits and certain non-allocable administrative costs, including legal and accounting fees and bad debts. General and administrative expenses as a percentage of total revenue were 7% for the current fiscal quarter and fiscal six months ended July 31, 2003 and the same quarter and six months a year ago. General and administrative expenses increased $0.1 million or 3% to $1.7 million in the current fiscal quarter from $1.6 million in the same quarter a year ago. For the six months ended July 31, 2003, general and adiminstrative expenses increased $0.1 million or 2% to $3.5 million from $3.4 million in the same six months a year ago. For both the current fiscal quarter and fiscal six months, when compared to the same quarter and six months a year ago, the slight increase in absolute dollars was predominantly due to increases in infrastructure and insurance costs. We expect general and administrative expenses to increase in absolute dollar terms as we expand our infrastructure and our operations in the future.

Amortization of Intangible Assets.    Amortization of intangible assets are in connection with the Company’s acquisitions of Diamond in June 1999, HPS in May 2000, UltiMIS in September 2000 and most recently TeamShare in June 2003, and the StarTool asset purchase in August 2000. Amortization of intangible assets increased $1.0 million or 86% to $2.1 million in the current fiscal quarter from $1.1 million in the same quarter a year ago. For the six months ended July 31, 2003, amortization of intangible assets increased $0.9 million or 40% to $3.2 million from $2.3 million in the same six months a year ago. For both the current fiscal quarter and fiscal six months, when compared to the same quarter and six months a year ago, the increase is predominantly due to the TeamShare acquisition in the current fiscal quarter which added $15.1 million in amortizable intangible assets, and offset to a lesser extent, by the expiration of non-competes in the third quarter of fiscal 2003 associated with the Company’s UltiMIS acquisition. See Notes 5 and 7 of Notes to Condensed Consolidated Financial Statements for additional information related to intangibles amortization and the TeamShare acquisition.

Interest and Other Income, net

Interest and Other Income, net.    Interest and other income, net decreased $0.4 million or 32% to $0.8 million in the current fiscal quarter from $1.2 million in the same quarter a year ago. For the six months ended July 31, 2003, interest and other income, net decreased $0.6 million or 24% to $1.8 million from $2.4 million in the same six months a year ago. For both the current fiscal quarter and fiscal six months, when compared to the same quarter and six months a year ago, the dollar decreases in interest and other income, net are generally due to reduced market interest rates and decreases in cash balances of $20.6 million and $19.4 million due to the Company’s stock repurchase program implemented in the first and second quarters of fiscal 2004 and

TeamShare acquisition in June 2003, respectively, all partially offset by increases in balances on interest-bearing accounts, such as cash and cash equivalents, and both short and long-term investments, resulting from accumulation of earnings.

Income Taxes

Income Taxes.    The Company’s effective income tax rate was 36% in the current fiscal quarter ended July 31, 2003, as compared to 38% in all of fiscal 2003 and the first quarter of fiscal 2004. Income taxes in absolute dollars were $2.7 million and $6.2 million in the current fiscal quarter and fiscal six months ended July 31, 2003, respectively, as compared to $3.2 million and $6.3 million in the same quarter and six months a year ago. The decrease in the effective income tax rate was in part due to increases in research and experimentation tax credits as a result of the recent TeamShare acquisition and changes in pre-tax income projections. For the current fiscal quarter, when compared to the same quarter a year ago, the decrease in income taxes in absolute dollars is due to a decrease in taxable income and, to a lesser extent, a lower effective tax rate. For the current fiscal six months ended July 31, 2003, when compared to the same six months a year ago, the decrease in income taxes in absolute dollars is due to a lower blended effective tax rate partially offset by a slight increase in taxable income. SERENA’s effective income tax rate has historically benefited from the United States research and experimentation tax credit and tax benefits generated from export sales made from the United States.

Liquidity and Capital Resources

Since SERENA’s inception, we have financed our operations and met our capital requirements through cash flows from operations. As of July 31, 2003, SERENA had $98.0 million in cash and cash equivalents and an additional $19.0 million and $55.7 million in short and long-term investments, respectively, consisting principally of high-grade commercial paper, certificates of deposit, and short and long-term bonds. Cash flows provided by operating activities were $12.6 million and $14.5 million in the current fiscal six months ended July 31, 2003 and the same six months a year ago, respectively. In the current fiscal six months, SERENA’s cash flows provided by operating activities exceeded net income principally due to the inclusion of non-cash expenses in net income, a decrease in trade accounts receivable, decreases on stockholder notes net of accrued interest, and cash collections in advance of revenue recognition for maintenance contracts; all partially offset by decreases in income taxes payable and accrued expenses. In the same six months a year ago, SERENA’s cash flows provided by operating activities exceeded net income principally due to the inclusion of non-cash expenses in net income, an increase in income taxes payable, and cash collections in advance of revenue recognition for maintenance contracts; all partially offset by a decrease in accrued expenses and an increase in trade accounts receivable. In the current fiscal six months, SERENA’s cash used in investing activities were primarily related to the cash paid for the TeamShare acquisition, net of cash received totaling $19.4 million, offset by the net sale of short and long-term investments totaling $10.8 million. In the year ago six months, cash used in investing activities were primarily related to the net purchase of short and long-term investments totaling $14.1 million, and to a lesser extent, purchases of computer equipment and office furniture and equipment totaling $1.3 million and cash paid for the UltiMIS earn-out totaling $0.7 million. In the current fiscal six months, SERENA’s cash flows used in financing activities related to the repurchase of the Company’s common stock under the stock repurchase plan totaling $20.5 million; partially offset by payments received on stockholder notes totaling $5.8 million, the exercise of stock options under the employee stock option plan totaling $2.9 million, and the sale of common stock under the employee stock purchase plan totaling $0.8 million. In the same six months a year ago, SERENA’s cash flows provided by financing activities related to the sale of common stock under the employee stock purchase plan totaling $0.8 million, and the exercise of stock options under the employee stock option plan totaling $0.2 million.

At July 31, 2003, the Company did not have any material commitments for capital expenditures and had no revolving credit agreements or other term loan agreements with any banks or other financial institutions.

At July 31, 2003, the Company had working capital of $98.1 million, trade accounts receivable, net of allowances, of $16.1 million and total deferred revenues of $37.2 million.

The Company has noncancelable operating lease agreements for office space that expire between calendar 2003 and 2008. Minimum lease payments are as follows (in thousands):

Fiscal Year Ending January 31,
2004 (remaining six months)	$656
2005	1,410
2006	1,359
2007	1,328
2008	722
Thereafter	120

$5,595

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

Management personnel identify, track and forecast future revenues, backlog and trends in our business. Our sales personnel monitor the status of all proposals, such as the estimated date when they estimate that a transaction will close and the potential dollar amount of such sale. We aggregate these estimates periodically in order to generate a sales pipeline and then evaluate the pipeline at various times to look for trends in our business. While this pipeline analysis provides visibility to our potential customers and the associated revenues for budgeting and planning purposes, these pipeline estimates may not consistently correlate to revenues in a particular quarter or ever. A slowdown in the economy, domestically and internationally, has caused and may continue to cause customer purchasing decisions to be delayed, reduced in amount or cancelled, all of which have reduced and could continue to reduce the rate of conversion of the pipeline into contracts. A variation in the pipeline or in the conversion of the pipeline into contracts could cause us to plan or budget improperly and thereby could adversely affect our business or results of operations. In addition, primarily due to a substantial portion of our software licenses revenue contracts closing in the latter part of a quarter, management may not be able to adjust the Company’s cost structure in response to a variation in the conversion of the pipeline into contracts in a timely manner, and thereby adversely affect our business or results of operations.

We Have Relied and Expect to Continue to Rely on Sales of Our Mainframe Products for Our Revenue

Historically, the majority of our software license revenue has resulted from the sale of our mainframe products. Any factors adversely affecting the pricing of, demand for or market acceptance of our mainframe products, such as competition or technological change, could materially adversely affect our business and quarterly and annual operating results. Our mainframe products have been responsible for a significant portion of our revenue. In the current fiscal quarter ended July 31, 2003 and the same quarter a year ago, sales of our mainframe products accounted for approximately 65% and 69% of our total software licenses revenue. We expect that these products will continue to account for a large portion of our software licenses revenue for the foreseeable future. Our future operating results depend on the continued market acceptance of our mainframe products, including future enhancements.

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

•	Increase our sales and marketing activities, including expanding our United States and international direct sales forces and extending our telesales efforts

•	Develop our technology, including our distributed systems products

•	Invest in penetrating systems integrators and the federal government

•	Include expenses associated with our TeamShare acquisition

•	Expand our distribution channels

•	Pursue strategic relationships and acquisitions

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

Our License Revenues from Products for Distributed Systems May Fluctuate

We introduced our ChangeMan DS product in fiscal 2000, our ChangeMan ALM and ChangeMan ECP products in fiscal 2001, our ChangeMan WCM product in the first quarter of fiscal 2002 and our ChangeMan ZDD product in the first quarter of fiscal 2003. In the current fiscal quarter ended July 31, 2003, we acquired the TeamTrack product with our acquisition of TeamShare effective June 5, 2003. While license revenues from our distributed systems products were 35% of total license revenues in the second quarter of fiscal 2004, they may fluctuate materially from quarter to quarter and could in fact decline. We are currently developing new products and enhancing our product suite to support additional distributed systems products. If we do not successfully develop, market, sell and support our distributed systems products, this would materially adversely affect our business and our future quarterly and annual operating results. Historically, the majority of our products have been designed for the mainframe platform, and the majority of our software license revenue, maintenance revenue and professional services revenue to date have been attributable to licenses for these mainframe products. We have limited experience developing, marketing; selling or supporting distributed systems products. Our sales and marketing organizations have historically focused exclusively on sales of our products for the mainframe and have limited experience marketing and selling distributed systems products. Additionally, we have limited experience in providing support services for distributed systems products. Many of our competitors have substantially greater experience providing distributed systems compatible software products than we do, and many also have significantly greater financial and organizational resources.

The License Revenues from our IBM OEM Relationship May Fluctuate

In January 2002, we entered into an OEM Agreement with IBM Corporation (“IBM”) whereby IBM acquired the rights to resell our StarTool APM technology. IBM provides SERENA a quarterly royalty report one month after each of IBM’s calendar quarters detailing licenses and maintenance sold through to end users during the quarter. While license revenues from our IBM OEM relationship were 11% of total license revenues in the second quarter of fiscal 2004, they may fluctuate materially from quarter to quarter and could in fact decline. We recognized our first revenue from this arrangement in the second quarter of fiscal 2003. Because we have little or no visibility during the quarter on pipelines, sales forecasts, sales volumes or the amount of license revenue that will be reported, we cannot accurately predict the IBM revenue or our operating results for the quarter or any future quarter. Because the IBM OEM license revenue may be significant to our total license revenue in any fiscal quarter, any decline in revenue could materially adversely affect our business and our future quarterly and annual operating results.

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

Risks of International Operations.    International sales represented 38% and 23% of our total revenue in the current fiscal quarter ended July 31, 2003 and the same quarter a year ago, respectively. Our international revenue is attributable principally to our European operations. Our international operations are, and any expanded international operations will be, subject to a variety of risks associated with conducting business internationally that could materially adversely affect our business and future quarterly and annual operating results, including the following:

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

Competition in the Distributed Systems SCM Market.    We also face significant competition as we develop, market and sell our distributed systems products, including ChangeMan DS, ChangeMan ALM / TeamTrack, ChangeMan ECP and ChangeMan WCM. If we are unable to successfully penetrate the distributed systems SCM market, our business and future quarterly and annual operating results will be materially adversely affected. Penetrating the existing distributed systems SCM market will be difficult. Competitors in the distributed systems market include IBM/Rational Software, Computer Associates, MERANT, Microsoft, Telelogic and other smaller private companies.

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

Our Share Price Has Been, and Will Likely Continue to Be, Volatile

The market price of our common shares has fluctuated significantly in recent months, and we expect that the market price of our common shares may fluctuate substantially as a result of variations in our quarterly operating results and market conditions. These fluctuations may be exaggerated if the trading volume of our common shares is low. In addition, the market price of our common shares may fluctuate dramatically in response to a variety of factors, including:

•	Changes in estimates of our financial performance;

•	Shortfalls in revenues or net income expected by securities analysts;

•	Announcements of new products by the Company or its competitors;

•	Quarterly fluctuations in the Company’s financial results or the results of other software companies, including those of direct competitors of the Company;

•	Changes in analysts’ estimates of the Company’s financial performance, the financial performance of competitors, or the financial performance of software companies in general;

•	General conditions in the software industry;

•	Changes in the amount the Company receives in royalties from IBM;

•	Changes in the Company’s license revenue mix among the various platforms;

•	Changes in prices for the Company’s products or competitors’ products;

•	Changes in revenue growth rates for the Company or its competitors;

•	Conditions in the financial markets;

•	General market or economic conditions;

•	The gain or loss of a significant customer or strategic relationship;

•	Changes in recommendations from securities analysts regarding our industry, our customers’ industries; or us

•	Announcements of technological or competitive developments; and

•	Acquisitions or entry into strategic alliances by our competitors or us.

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

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company does not have derivative financial instruments in its investment portfolio and has no foreign exchange contracts. Its financial instruments consist of cash and cash equivalents, short and long-term investments, trade accounts receivable and accounts payable. The Company considers investments in highly liquid instruments purchased with a remaining maturity of 90 days or less to be cash equivalents. All of the Company’s cash equivalents and short and long-term investments principally consist of commercial paper and debt securities, and are classified as available-for-sale as of July 31, 2003. The Company’s exposure to market risk for changes in interest rates relates primarily to its short and long-term investments and short-term obligations, thus, a hypothetical 10% fluctuation in interest rates would not have a material impact on the fair value of these securities.

Sales to foreign countries accounted for approximately 38% of the total revenue during the quarter ended July 31, 2003. Because the Company invoices certain of its foreign sales in currencies other than the United States dollar, predominantly the British pound and euro, and does not hedge these transactions, fluctuations in exchange rates could adversely affect the translated results of operations of the Company’s foreign subsidiaries. Therefore, foreign exchange fluctuation could create a risk of significant balance sheet gains or losses on the Company’s consolidated financial statements. However, given the Company’s foreign subsidiaries’ net book values as of July 31, 2003 and net cash flows for the most recent fiscal six months then ended and fiscal year ended January 31, 2003, the Company does not believe that a hypothetical 10% fluctuation in foreign currency exchange rates would have a material impact on its financial position or results of operations.

ITEM 4.    Controls and Procedures

Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), the Company’s principal executive officer and principal financial officer have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There were no significant changes in the Company’s internal control over the financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting, or in other factors that could significantly affect these controls subsequent to the date of their last evaluation by the Company’s principal executive officer and principal financial officer, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II—OTHER INFORMATION

ITEM 1.    Legal Proceedings

Not applicable.

ITEM 2.    Change in Securities and Use of Proceeds

Not applicable.

ITEM 3.    Defaults Upon Senior Securities

Not applicable.

ITEM 4.    Submission of Matters to a Vote of Security Holders

(a)	The fiscal 2003 Annual Meeting of the Stockholders of SERENA Software, Inc. was held at the Company’s offices 2755 Campus Drive, 3rd Floor, San Mateo, California 94403 on June 27, 2003 at 2:00 p.m.

(b)	PROPOSAL 1—At the Annual Meeting, the following seven persons were elected to the Company’s Board of Directors, constituting all members of the Board of Directors.

Board Nominees	Common For	Common Withheld
Douglas D. Troxel	38,446,732	328,137
Mark E. Woodward	38,372,803	402,066
Robert I. Pender, Jr.	38,443,225	331,644
Jerry T. Ungerman	29,033,336	9,741,533
J. Hallam Dawson	36,898,258	1,876,611
Gregory J. Owens	29,076,588	9,698,281
David G. DeWalt	37,844,625	930,244

(c)	The following additional proposals were considered at the Annual Meeting with their results according to the respective votes of the stockholders:

PROPOSAL 2—Ratification and approval of the appointment of KPMG LLP as independent auditors of the Company for the fiscal year ending January 31, 2004.

Common For	Common Against	Abstained
37,105,330	1,664,872	4,667

ITEM 5.    Other Information

Section 10A(i)(2) of the Securities Exchange Act of 1934, as added in Section 202 of the Sarbanes-Oxley Act of 2002, requires us to disclose the approval by our Audit Committee of any non-audit services to be performed by KPMG LLP, our external auditor. Non-audit services are defined as services other than those provided in connection with an audit or review of the financial statements of a company. The Audit Committee of the Board of Directors of SERENA has approved the engagement of KPMG LLP for non-audit services including, among other things, the performance of certain tax-related services.

ITEM 6.    Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number		Exhibit Title
10.18	(a)	Amendment to the Bylaws of Serena Software, Inc. Effective July 28, 2003

31.1	(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	(a)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	(a)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	filed herewith.

(b)	Reports on Form 8-K

We furnished the following Current Report on Form 8-K during the quarter ended July 31, 2003:

We furnished a Current Report on Form 8-K dated May 19, 2003, announcing that the Company has signed a definitive agreement to acquire TeamShare, Inc. and attached a press release related thereto.

We furnished a Current Report on Form 8-K dated May 22, 2003, announcing financial results for the quarter ended April 30, 2003 and attached a press release related thereto. Such report was “furnished” but not “filed” with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant, SERENA Software, Inc., a corporation organized and existing under the laws of the State of Delaware, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERENA SOFTWARE, INC. (Registrant)

By:	/s/ ROBERT I. PENDER, JR.

Robert I. Pender, Jr. Vice President, Finance And Administration, Chief Financial Officer (Principal Financial And Accounting Officer) And Director

Date: September 12, 2003

EXHIBIT INDEX

Exhibit No.	Description
10.18	Amendment to the Bylaws of Serena Software, Inc. Effective July 28, 2003

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002