Form 10-Q
period 2003-10-31
SERENA SOFTWARE INC
filed 2003-12-08
CIK 1073967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2003

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☒    No  ☐

The number of shares of the registrant’s Common Stock, par value $0.001, outstanding as of November 30, 2003 was 39,256,543.

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

SERENA SOFTWARE, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	October 31, 2003	January 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$105,297	$105,402
Short-term investments	18,392	37,672
Accounts receivable, net of allowance of $868 and $869 at October 31 and January 31, 2003, respectively	15,296	16,514
Deferred taxes, net of liabilities	4,862	6,549
Prepaid expenses and other current assets	965	744

Total current assets	144,812	166,881
Long-term investments	39,753	48,374
Property and equipment, net	3,269	3,078
Deferred taxes, net of liabilities	259	103
Goodwill and other intangible assets, net	61,632	45,360
Other assets	280	269

TOTAL ASSETS	$250,005	$264,065

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,251	$533
Income taxes payable	4,014	7,921
Accrued expenses	7,020	8,266
Deferred revenue	26,294	26,010

Total current liabilities	38,579	42,730
Deferred revenue, net of current portion	9,254	8,373

Total liabilities	47,833	51,103

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 90,000,000 shares authorized; 39,162,539 and 40,645,508 shares issued and outstanding at October 31 and January 31, 2003, respectively	39	41
Additional paid-in capital	93,102	126,006
Notes receivable from stockholders	(1,211)	(8,519)
Accumulated other comprehensive income	134	709
Retained earnings	110,108	94,725

Total stockholders’ equity	202,172	212,962

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$250,005	$264,065

See accompanying notes to condensed consolidated financial statements.

SERENA SOFTWARE, INC.

Condensed Consolidated Statements of Income and Comprehensive Income

For the Three Months and Nine Months Ended October 31, 2003 and 2002

(In thousands, except per share data)

(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2003	2002	2003	2002
Revenue:
Software licenses	$10,963	$11,502	$31,862	$31,458
Maintenance	13,121	11,165	37,481	32,957
Professional services	2,571	1,966	6,593	5,262

Total revenue	26,655	24,633	75,936	69,677

Cost of revenue:
Software licenses	129	363	512	946
Maintenance	1,606	1,405	4,715	4,192
Professional services	2,462	1,794	6,506	4,715

Total cost of revenue	4,197	3,562	11,733	9,853

Gross profit	22,458	21,071	64,203	59,824

Operating expenses:
Sales and marketing	7,341	6,487	21,008	19,487
Research and development	3,671	2,981	10,130	8,873
General and administrative	1,881	1,811	5,349	5,200
Stock-based compensation	—	5	—	22
Amortization of intangible assets	2,664	1,113	5,881	3,405

Total operating expenses	15,557	12,397	42,368	36,987

Operating income	6,901	8,674	21,835	22,837
Interest and other income, net	677	1,237	2,495	3,633

Income before income taxes	7,578	9,911	24,330	26,470
Income taxes	2,728	3,766	8,946	10,059

Net income	$4,850	$6,145	$15,384	$16,411

Comprehensive income:
Net income	$4,850	$6,145	$15,384	$16,411
Other comprehensive (loss) income:
Foreign currency translation adjustment	(59)	71	(14)	113
Unrealized (loss) gain on marketable securities	(44)	225	(561)	470

Other comprehensive (loss) income	(103)	296	(575)	583

Total comprehensive income	$4,747	$6,441	$14,809	$16,994

Net income per share:
Basic	$0.12	$0.15	$0.38	$0.41

Diluted	$0.12	$0.15	$0.38	$0.40

Weighted average shares used in per share calculations:
Basic	39,545	40,420	40,032	40,292

Diluted	40,173	41,000	40,706	40,772

See accompanying notes to condensed consolidated financial statements.

SERENA SOFTWARE, INC.

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended October 31, 2003 and 2002

(In thousands)

(Unaudited)

	Nine Months Ended October 31,
	2003	2002
Cash flows from operating activities:
Net income	$15,384	$16,411
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,170	1,026
Provision in allowance for bad debts	254	775
Gain on disposal of property and equipment	(2)	(30)
Accrued interest on notes receivable from stockholders, net of cash received	1,281	(399)
Amortization of deferred stock-based compensation	—	22
Amortization of intangible assets	5,881	3,405
Changes in operating assets and liabilities:
Accounts receivable	2,526	(3,925)
Prepaid expenses and other assets	(32)	(305)
Accounts payable	594	(394)
Income taxes payable	(3,935)	3,865
Accrued expenses	(2,244)	(1,718)
Deferred revenue	(1,161)	(504)

Net cash provided by operating activities	19,716	18,229

Cash flows used in investing activities:
Purchases of property and equipment	(843)	(1,336)
Sales (purchases) of short-term and long-term investments	27,340	(5,010)
Cash paid for UltiMIS Corporation earn-out	—	(710)
Cash paid for TeamShare Inc., net of cash received	(19,425)	—

Net cash provided by (used in) investing activities	7,072	(7,056)

Cash flows from financing activities:
Exercise of stock options under the employee stock option plan	4,251	1,321
Sale of common stock under the employee stock purchase plan	779	813
Payment of principal on notes receivable from stockholders	6,026	624
Common stock repurchased under the stock repurchase plan	(37,935)	(829)

Net cash (used in) provided by financing activities	(26,879)	1,929

Effect of exchange rate changes on cash	(14)	113

Net (decrease) increase in cash and cash equivalents	(105)	13,215
Cash and cash equivalents at beginning of period	105,402	85,954

Cash and cash equivalents at end of period	$105,297	$99,169

Supplemental disclosures of cash flow information:
Income taxes paid	$13,199	$6,395

Non-cash investing and financing activity:
Unrealized (loss) gain on marketable securities	$(561)	$470

Contingent consideration accrued for the UltiMIS acquisition, net	$—	$(290)

See accompanying notes to condensed consolidated financial statements.

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

SERENA Software, Inc. (“SERENA” or the “Company”) is the Enterprise Change Management (“ECM”) industry leader providing solutions that help companies automate change to the applications that run their businesses. The Company’s solutions take a cross-platform and cross-organizational view of enterprise applications, allowing customers to define, enforce and automate application lifecycle processes. Its principal markets are North America, and to a lesser extent, Europe.

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

Reclassifications

Certain reclassifications have been made to the January 31, 2003 balances in order to conform to the October 31, 2003 presentation.

(1) Stock-Based Compensation

The Company uses the intrinsic value method to account for stock-based compensation. The Company amortizes deferred stock-based compensation on an accelerated basis in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.”

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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2003	2002	2003	2002
Net income, as reported	$4,850	$6,145	$15,384	$16,411
Add: stock-based employee compensation expense included in reported net income, net of tax	—	3	—	14
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(2,205)	(2,950)	(7,546)	(8,636)

Pro forma net income	$2,645	$3,198	$7,838	$7,789

Basic net income per share:
As reported	$0.12	$0.15	$0.38	$0.41

Pro forma	$0.07	$0.08	$0.20	$0.19

Diluted net income per share:
As reported	$0.12	$0.15	$0.38	$0.40

Pro forma	$0.07	$0.08	$0.19	$0.19

For the pro forma amounts determined under SFAS No. 123, as set forth above, the fair value of each stock option grant under the stock option plans and the fair value of the employees’ purchase rights under the employee stock purchase plan (“ESPP”) are estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the three and nine months ended October 31, 2003 and 2002.

	Stock Option Plans		ESPP		Stock Option Plans		ESPP
	Three Months Ended October 31,				Nine Months Ended October 31,
	2003	2002	2003	2002	2003	2002	2003	2002
Expected life (in years)	4.5	4.5	0.5	0.5	4.5	4.5	0.5	0.5
Risk-free interest rate	2.9%	2.8%	1.1%	1.1%	2.9%	2.8%	1.1%	1.1%
Volatility	101%	109%	49%	89%	101%	109%	49%	89%
Dividend yield	none	none	none	none	none	none	none	none

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

The following is a reconciliation of the shares used in the computation of basic and diluted net income per share (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2003	2002	2003	2002
Basic net income per share—weighted average number of common shares outstanding	39,545	40,420	40,032	40,292
Effect of potentially dilutive securities outstanding—stock options	628	580	674	480

Shares used in diluted net income per share computation	40,173	41,000	40,706	40,772

Options to purchase shares of common stock at a share price which is greater than the average closing market price of the shares for the quarter are not included in the computation of diluted earnings per share because the effect of their inclusion would be anti-dilutive. For both the three and nine month periods ended October 31, 2003, 1,724,562 options to purchase shares of common stock at an average share price of $23.96 were excluded from the computation of diluted EPS. For the same three and nine month periods a year ago, 3,141,666 options to purchase shares of common stock at an average share price of $20.86 were excluded from the computation of diluted EPS.

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

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

The following is a summary of our agreements that the Company has determined are within the scope of Interpretation No. 45, or FIN 45, which are separately grandfathered because the guarantees were in effect prior to December 31, 2002. Accordingly, the Company has no liabilities recorded for these agreements as of October 31, 2003.

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

When, as part of an acquisition, the Company acquires all of the stock or all of the assets and liabilities of a company, the Company assumes the liability for certain events or occurrences that took place prior to the date of acquisition. The maximum potential amount of future payments the Company could be required to make for such obligations is undeterminable at this time. Accordingly, the Company has no liabilities recorded for these types of agreements as of October 31, 2003.

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

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

In November 2002, the EITF reached a consensus on EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue-generating activities. EITF No. 00-21 became effective for interim periods beginning after June 15, 2003, which is the Company’s third quarter of fiscal 2004. The effect of adopting EITF 00-21 this quarter did not have a material impact on the Company’s consolidated financial position or results of operations.

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

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(4)    Restructuring Costs

On August 6, 2001, in response to the general weakening of the worldwide economy and resulting IT spending slowdown, the Company announced and began to execute its plan to reduce workforce by approximately 12% or 45 positions affecting all parts of the organization and incur costs associated with the closure of facilities. The Company recorded a restructuring charge in the third quarter of fiscal 2002 consisting principally of severance, payroll taxes and other employee benefits totaling $1.5 million and facilities closures totaling $1.0 million. The Company has realized and expects to continue to realize cost savings going forward as a result of this reduction and other cost savings initiatives implemented. The Company’s restructuring is substantially complete with these actions. The nature of the restructuring charges and the amounts paid through and accrued as of October 31, 2003 are summarized as follows (in thousands):

		As of October 31, 2003
	Total	Paid	Adjustments	Accrued
Severance, payroll taxes and other employee benefits	$1,483	$1,135	$(195)	$153
Facilities closures	875	989	195	81
Legal and other miscellaneous	70	65	—	5

Total restructuring accrual	2,428	$2,189	$—	$239

Fixed asset impairment	101

Total restructuring charges	$2,529

(5)    Goodwill and Other Intangibles

In July 2001, the FASB approved the issuance of SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 provides guidance on how to account for goodwill and certain intangible assets after an acquisition is completed. The most substantive change is that goodwill and other indefinite life intangible assets can no longer be amortized but instead should be periodically tested for impairment. In the fiscal quarter ended April 30, 2002, the Company reevaluated its intangible asset lives and no adjustment to any of the useful lives was determined to be necessary. In the fiscal quarter ended July 31, 2002 and in accordance with Statement No. 142, the Company completed its initial transitional goodwill impairment test and concluded that there was no impairment of goodwill as of February 1, 2002. With the annual impairment test in the fourth quarter of fiscal 2003, the Company concluded that there was no impairment of goodwill as of January 31, 2003.

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Goodwill and other intangible assets consisted of the following (in thousands):

	As of October 31, 2003	As of January 31, 2003
Goodwill	$35,980	$28,877

Other intangible assets:
Non-compete agreements	1,634	944
Acquired technology	37,476	27,626
Maintenance service contracts	1,800	—
Trademark/Trade name portfolio	200	—
Customer relationships	2,510	—

	43,620	28,570
Accumulated amortization	(17,968)	(12,087)

	$25,652	$16,483

Aggregate amortization expense:
Nine Months Ended October 31, 2003		$5,881

Estimated intangible amortization expense:
For the remaining three months of Fiscal 2004		$2,664
For year ended January 31, 2005		9,216
For year ended January 31, 2006		7,748
For year ended January 31, 2007		4,398
For year ended January 31, 2008		1,626
Thereafter		—

Total		$25,652

The weighted average remaining amortization period for acquired technology is 37 months, trademark/trade name portfolio and customer relationships is 31 months, non-compete agreements is 19 months, and maintenance service contracts is 7 months. The total weighted average remaining amortization period for all intangible assets is 35 months. The aggregate amortization expense of intangible assets was $2.7 million and $5.9 million for the three and nine months ended October 31, 2003, respectively, and $1.1 million and $3.4 million for the same periods a year ago.

The changes in the net carrying amount of goodwill for the nine months ended October 31, 2003 are as follows (in thousands):

Balance as of January 31, 2003	$28,877
Activity during the first nine months of fiscal 2004:
Goodwill acquired in TeamShare acquisition	7,103
Impairment losses recognized	—

Balance as of October 31, 2003	$35,980

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

In August 2003, the Board of Directors authorized the repurchase of up to 1.0 million shares of the Company’s Common Stock from time to time in the open market or in privately negotiated block transactions. The Company will utilize any reacquired shares under this program for reissuance in connection with employee stock programs and general corporate purposes. Under this program and at various times from August 27, 2003 through October 1, 2003, the Company repurchased in aggregate a total of 905,800 shares of its common stock for cash at an average price of $19.20 per share.

In November 2003, the Board of Directors authorized the repurchase of up to 1.0 million shares of the Company’s Common Stock from time to time in the open market or in privately negotiated block transactions. The Company will utilize any reacquired shares under this program for reissuance in connection with employee stock programs and general corporate purposes. The timing and size of any future stock repurchases are subject to market conditions, stock prices, our cash position and other cash requirements going forward.

(7)    Acquisition of TeamShare, Inc.

On June 5, 2003, the Company acquired TeamShare, Inc. (“TeamShare”), a privately held company specializing in the development of collaborative process and issue management solutions and a leading supplier of Web-based and team-oriented productivity tools. The acquisition was accounted for using the purchase method of accounting, and accordingly, the results of operations of TeamShare are included in the Company’s consolidated financial statements from June 5, 2003.

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

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The Company acquired 100% of TeamShare’s outstanding common stock in acquiring all of its assets and assuming all of its liabilities. The total purchase price was $18.4 million and consisted of cash consideration of $17.9 million, net of in-the-money options proceeds of $0.1 million, and acquisition costs of $0.5 million. The total purchase price was allocated as follows (in thousands):

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

With respect to acquired TeamShare intangibles, the weighted average remaining amortization period for acquired technology, trademark/trade name portfolio and customer relationships is 31 months, non-compete agreements is 19 months, and maintenance service contracts is 7 months. The total weighted average remaining amortization period for all acquired TeamShare intangible assets is 28 months. All identified intangible assets will be amortized on a straight-line basis over their useful lives. Amortization expense for the current fiscal quarter and fiscal nine months ended October 31, 2003 was $1.6 million and $2.6 million, respectively. The estimated total amortization expense associated with acquired TeamShare intangible assets is $1.6 million for the remaining three months of fiscal 2004, $5.1 million for fiscal 2005, $4.3 million for fiscal 2006, and $1.4 million for fiscal 2007.

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

Overview

SERENA is a leading provider of Enterprise Change Management (“ECM”) industry leader providing infrastructure software to help companies automate change to the applications that run their businesses. The Company’s solutions take a cross-platform and cross-organizational view of enterprise applications, allowing customers to define, enforce and automate application lifecycle processes. Our products and services are used to manage and control application change for organizations whose business operations are dependent on managing information technology, or IT. In our 23 year history, we have developed highly effective solutions for managing software change that enable our customers to improve their return on IT investments by improving application availability, accelerating time to market, and increasing programmer productivity while reducing application development and IT infrastructure maintenance costs. All large companies have a process for managing change to their internally developed applications, including new version releases, “bug fixes,” upgrades and application introductions. Our products help IT managers manage changes to applications by automating and enforcing the process throughout the application life cycle. Our consulting services help companies improve their process by identifying where their current practices deviate from standard practices and making appropriate recommendations. As of October 31, 2003, our products have been installed in over 3,600 customer sites worldwide and our customers include 43 of the Fortune 50 companies.

In the current fiscal quarter and fiscal nine months ended October 31, 2003, SERENA experienced increases in total revenues of 8% and 9%, respectively, as total revenues for the quarter were $26.7 million versus $24.6 million in the third quarter of fiscal 2003, and total revenues for the nine months were $75.9 million versus $69.7 million in the first nine months of fiscal 2003. However, in the most recent completed fiscal year ended January 31, 2003, SERENA experienced a decrease in total revenue as total annual revenues were $95.8 million in fiscal 2003 versus $98.6 million in fiscal 2002 and $103.6 million in fiscal 2001. The overall demand for the Company’s software depends in large part on general and economic business conditions. The recent general weakening of the worldwide economy and resulting slowdown in IT spending contributed to the overall decrease in total revenues.

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

Revenue Recognition.    SERENA recognizes revenues in accordance with SOP 97-2, “Software Revenue Recognition”, as amended by SOP 98-9, and generally recognizes revenues when all of the following criteria are met as set forth in paragraph 8 of SOP 97-2: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the fee is fixed or determinable and (4) collectibility is probable. SERENA defines each of these four criteria as follows:

Persuasive evidence of an arrangement exists. It is SERENA’s customary practice to have a written contract, which is signed by both the customer and SERENA, or a purchase order from those customers who have previously negotiated a standard license arrangement with SERENA. In cases where click wrap licenses apply, the Company accepts purchase orders as persuasive evidence of an arrangement.

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

Employee Stock-Based Compensation.    The Company uses the intrinsic value method to account for stock-based compensation. The Company amortizes deferred stock-based compensation on an accelerated basis in accordance with FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.”

Results of Operations

References to the dollar and percentage increases or decreases set forth below in this discussion and analysis of SERENA’s results of operations are derived from comparisons between SERENA’s condensed consolidated statements of income and comprehensive income for the three and nine month periods ended October 31, 2003 to the condensed consolidated statements of income and comprehensive income for the three and nine month periods ended October 31, 2002. Historical results include the post-acquisition results of TeamShare from June 5, 2003.

The following table sets forth our results of operations expressed as a percentage of total revenue. These operating results for the periods presented are not necessarily indicative of the results for the full fiscal year or any other period.

	Percentage of Revenue Three Months Ended October 31,		Percentage of Revenue Nine Months Ended October 31,
	2003	2002	2003	2002
Revenue:
Software licenses	41%	47%	42%	45%
Maintenance	49%	45%	49%	47%
Professional services	10%	8%	9%	8%

Total revenue	100%	100%	100%	100%

Cost of revenue:
Software licenses	1%	1%	1%	1%
Maintenance	6%	6%	6%	6%
Professional services	9%	7%	8%	7%

Total cost of revenue	16%	14%	15%	14%

Gross profit	84%	86%	85%	86%

Operating expenses:
Sales and marketing	28%	27%	28%	28%
Research and development	14%	12%	13%	13%
General and administrative	7%	7%	7%	7%
Stock-based compensation	—	—	—	—
Amortization of intangible assets	10%	5%	8%	5%

Total operating expenses	59%	51%	56%	53%

Operating income	25%	35%	29%	33%
Interest and other income, net	3%	5%	3%	5%

Income before income taxes	28%	40%	32%	38%
Income taxes	10%	15%	12%	14%

Net income	18%	25%	20%	24%

Revenue

We derive revenue from software licenses, maintenance and professional services. Our total revenue increased $2.1 million or 8% to $26.7 million in the current fiscal quarter ended October 31, 2003 from $24.6 million in the same quarter a year ago. For the nine months ended October 31, 2003, total revenue increased $6.2 million or 9% to $75.9 million from $69.7 million in the same nine month period a year ago. International sales represented approximately 20% and 29% of our total revenue in the current fiscal quarter and fiscal nine months ended October 31, 2003, respectively, as compared to 36% and 30% in the same quarter and nine months a year ago. No single customer accounted for 10% or more of total revenue in the first nine months of fiscal 2004, and a single international customer accounted for 16% of total revenue in the first nine months of fiscal 2003.

Software Licenses.    Software licenses revenue as a percentage of total revenue was 41% and 42% in the current fiscal quarter and fiscal nine months ended October 31, 2003, respectively, as compared to 47% and 45% in the same quarter and nine months a year ago. Software licenses revenue decreased $0.5 million or 5% to $11.0 million in the current fiscal quarter from $11.5 million in the same quarter a year ago. For the nine month period ended October 31, 2003, software licenses revenue increased $0.4 million or 1% to $31.9 million from $31.5 million in the same nine months a year ago. For the current fiscal quarter, when compared to the same quarter a year ago, the dollar decrease is predominantly due to lower sales from our mainframe StarTool products as a result of the continued slowdown in IT spending and the fact that we had a large StarTool transaction with a single international customer in the third fiscal quarter a year ago, all partially offset by higher sales of our core software change management products, and in particular our distributed systems products, each which grew 11% and 46%, respectively, over the same quarter a year ago. For the current fiscal nine months ended October 31, 2003, when compared to the same nine months a year ago, the dollar increase is predominantly due to higher sales of our core software change management products, which grew 27% over the first nine months a year ago, and in particular, our distributed systems products, which grew 42% over a year ago, all partially offset by lower sales of our StarTool products as a result of the continued slowdown in IT spending and the fact that we had a large StarTool transaction with a single international customer in the first nine months of fiscal 2003. In particular, sales of our core software change management products continue to make up a significant portion of our total software licenses revenue. These products accounted for $7.9 million or 72% and $22.3 million or 70% of total software licenses revenue in the current fiscal quarter and fiscal nine months ended October 31, 2003, respectively, as compared to $7.1 million or 62% and $17.6 million or 56% in the same quarter and nine months a year ago. The Company expects that its distributed systems revenues as a percentage of software licenses revenue will increase over time, and that core software change management will continue to account for a substantial portion of software licenses revenue in the future. We may experience a decrease or little growth in license revenue in the near term.

Maintenance.    Maintenance revenue as a percentage of total revenue was 49% in both the current fiscal quarter and fiscal nine months ended October 31, 2003, as compared to 45% and 47% in the same quarter and nine months, respectively, a year ago. Maintenance revenue increased $1.9 million or 18% to $13.1 million in the current fiscal quarter from $11.2 million in the same quarter a year ago. For the nine months ended October 31, 2003, maintenance revenue increased $4.5 million or 14% to $37.5 million from $33.0 million in the same nine months a year ago. For both the quarter and nine months, the dollar increase reflects growth in installed software licenses base, as new licenses generally include one year of maintenance, renewals of maintenance agreements by existing customers and, to a lesser extent, maintenance price increases; all partially offset by some cancellations in Comparex maintenance contracts particularly beginning in fiscal 2002 when the general weakening of the economy in the U.S. and abroad caused some customers to reevaluate and restrict IT spending. We expect maintenance revenue to grow slightly in absolute dollars in the near term.

Professional Services.    Professional services revenue, as a percentage of total revenue was 10% and 9% in the current fiscal quarter and fiscal nine months ended October 31, 2003, respectively, as compared to 8% in both the same quarter and nine months a year ago. Professional services revenue increased $0.6 million or 31% to $2.6 million in the current fiscal quarter from $2.0 million in the same quarter a year ago. For the nine months ended October 31, 2003, professional services revenue increased $1.3 million or 25% to $6.6 million from $5.3 million in the same nine months a year ago. For both the quarter and nine months, the dollar increase is predominantly due to an improvement in our consulting business which began in the second quarter of fiscal 2004 fueled in part by a few large engagements. In general, professional services revenue is attributable to consulting opportunities resulting from our installed customer base and our expanded consulting service capabilities, all partially offset by the continued weak U.S. economy, price pressures on consulting rates, and the deferral of existing consulting projects. We may experience little or no growth in professional services revenue in the near term.

Cost of Revenue

Cost of revenue, which consists of cost of software licenses, cost of maintenance and cost of professional services, was 16% and 15% of total revenue in the current fiscal quarter and fiscal nine months ended October 31, 2003, respectively, as compared to 14% in both the same quarter and nine months a year ago. Cost of revenue increased $0.6 million or 18% to $4.2 million in the current fiscal quarter from $3.6 million in the same quarter a year ago. For the nine months ended October 31, 2003, cost of revenue increased $1.8 million or 19% to $11.7 million from $9.9 million in the same nine months a year ago. For both the current fiscal quarter and fiscal nine months, in absolute dollar terms, the increase is consistent with the increase in total revenues. As a percentage of total revenue, cost of revenue has increased when comparing the current fiscal quarter and fiscal nine months to the same quarter and nine months a year ago, predominantly due to lower margin professional services revenue being a larger percentage of total revenue, partially offset by the elimination of fees associated with our StarTool FDM product beginning in the third quarter of fiscal 2004.

Software Licenses.    Cost of software licenses consists principally of fees associated with our StarTool FDM products through the second quarter of fiscal 2004 and, to a lesser extent, salaries, bonuses and other costs associated with our product release organization, and fees associated with integrating third party technology into our ChangeMan DS, ChangeMan ALM and ChangeMan ECP distributed systems products. Cost of software licenses as a percentage of total software licenses revenue was 1% and 2% in the current fiscal quarter and fiscal nine months ended October 31, 2003, respectively, as compared to 3% in both the same quarter and nine months a year ago. Cost of software licenses decreased $0.3 million or 65% to $0.1 million in the current fiscal quarter from $0.4 million in the same quarter a year ago. For the nine months ended October 31, 2003, cost of software licenses decreased $0.4 million or 46% to $0.5 million from $0.9 million in the same nine months a year ago. In both percentage and absolute dollar terms, the decrease is primarily due to decreases in fees associated with our StarTool FDM product as a result of lower revenues, and particularly, the elimination of such fees beginning in the third quarter of fiscal 2004.

Maintenance.    Cost of maintenance consists primarily of salaries, bonuses and other costs associated with our customer support organizations. Cost of maintenance as a percentage of total maintenance revenue was 12% and 13% in the current fiscal quarter and fiscal nine months ended October 31, 2003, respectively, as compared to 13% in both the same quarter and nine months a year ago. Cost of maintenance increased $0.2 million or 14% to $1.6 million in the current fiscal quarter from $1.4 million in the same quarter a year ago. For the nine months ended October 31, 2003, cost of maintenance increased $0.5 million or 12% to $4.7 million from $4.2 million in the same nine months a year ago. For both the quarter and nine months, the absolute dollar increase in cost of maintenance is primarily attributable to increases in expenses associated with our customer support organizations as a result of the growth in both maintenance revenue and our installed customer base.

Professional Services.    Cost of professional services consists of salaries, bonuses and other costs associated with supporting our professional services organization. Cost of professional services as a percentage of total professional services revenue was 96% and 99% in the current fiscal quarter and fiscal nine months ended October 31, 2003, respectively, as compared to 91% and 90% in the same quarter and nine months a year ago. Cost of professional services increased $0.7 million or 37% to $2.5 million in the current fiscal quarter from $1.8 million in the same quarter a year ago. For the nine months ended October 31, 2003, cost of professional services increased $1.8 million or 38% to $6.5 million from $4.7 million in the same nine months a year ago. For both the quarter and nine months, the increases as a percentage of total professional services revenue and in absolute dollars, are predominantly due to increases in expenses associated with our professional services organization to support higher professional services revenue, and increases in third party contractor costs.

Operating Expenses

Sales and Marketing.    Sales and marketing expenses consist primarily of salaries, commissions and bonuses, payroll taxes, and employee benefits as well as travel, entertainment and marketing expenses. Sales and marketing expenses as a percentage of total revenue were 28% in both the current fiscal quarter and fiscal nine months ended October 31, 2003 as compared to 27% and 28% in the same quarter and nine months, respectively, a year ago. Sales and marketing expenses increased $0.8 million or 13% to $7.3 million in the current fiscal quarter from $6.5 million in the same quarter a year ago. For the nine months ended October 31, 2003, sales and marketing expenses increased $1.5 million or 8% to $21.0 million from $19.5 million in the same nine months a year ago. For the current fiscal quarter, when compared to the same quarter a year ago, sales and marketing expenses as a percentage of total revenue increased slightly as the rate of growth in total revenue was less than the rate of growth in sales and marketing expenses, primarily due to infrastructure cost increases associated with our TeamShare acquisition in the second quarter of fiscal 2004 and cost increases associated with higher revenues. For the current fiscal nine months, when compared to the same nine months a year ago, sales and marketing expenses as a percentage of total revenue was slightly lower as the rate of growth in total revenue was slightly greater than the rate of growth in sales and marketing expenses. In absolute dollar terms, we expect sales and marketing expenses to increase as we continue to hire additional sales and marketing personnel, market our distributed systems products and undertake additional marketing programs.

Research and Development.    Research and development expenses consist primarily of salaries, bonuses, payroll taxes, and employee benefits and costs attributable to research and development activities. Research and development expenses as a percentage of total revenue were 14% and 13% in the current fiscal quarter and fiscal nine months ended October 31, 2003, respectively, as compared to 12% and 13% in the same quarter and nine months a year ago. Research and development expenses increased $0.7 million or 23% to $3.7 million in the current fiscal quarter from $3.0 million in the same quarter a year ago. For the nine months ended October 31, 2003, research and development expenses increased $1.2 million or 14% to $10.1 million from $8.9 million in the same nine months a year ago. For both the current fiscal quarter and fiscal nine months, when compared to the same quarter and nine months a year ago, the increase in research and development expenses in absolute dollar terms is primarily attributable to increased head count as a result of our acquisition of TeamShare in the second quarter of fiscal 2004 and continued expansion of our research and development efforts to enhance existing products and develop our distributed systems products. We expect research and development expenses to increase, both in absolute dollar terms and as a percentage of total revenue, as we continue to hire additional research and development personnel primarily to develop our distributed systems product suite.

General and Administrative.    General and administrative expenses consist primarily of salaries, bonuses, payroll taxes, and benefits and certain non-allocable administrative costs, including legal and accounting fees and bad debts. General and administrative expenses as a percentage of total revenue were 7% for the current fiscal quarter and fiscal nine months ended October 31, 2003 and the same quarter and nine months a year ago. General and administrative expenses increased $0.1million or 4% to $1.9 million in the current fiscal quarter from $1.8 million in the same quarter a year ago. For the nine months ended October 31, 2003, general and adiminstrative expenses increased $0.1 million or 3% to $5.3 million from $5.2 million in the same nine months a year ago. For both the current fiscal quarter and fiscal nine months, when compared to the same quarter and nine months a year ago, the slight increase in absolute dollars was predominantly due to increases in infrastructure and insurance costs. We expect general and administrative expenses to increase in absolute dollar terms as we expand our infrastructure and our operations in the future.

Amortization of Intangible Assets.    Amortization of intangible assets are in connection with the Company’s acquisitions of Diamond in June 1999, HPS in May 2000, UltiMIS in September 2000 and most recently TeamShare in June 2003, and the StarTool asset purchase in August 2000. Amortization of intangible assets increased $1.6 million or 139% to $2.7 million in the current fiscal quarter from $1.1 million in the same quarter a year ago. For the nine months ended October 31, 2003, amortization of intangible assets increased $2.5 million or 73% to $5.9 million from $3.4 million in the same nine months a year ago. For both the current fiscal quarter and fiscal nine months, when compared to the same quarter and nine months a year ago, the increase is predominantly due to the TeamShare acquisition in the second quarter of fiscal 2004 which added $15.1 million in amortizable intangible assets, and offset to a lesser extent, by the expiration of non-competes in the third quarter of fiscal 2003 associated with the Company’s UltiMIS acquisition. See Notes 5 and 7 of Notes to Condensed Consolidated Financial Statements for additional information related to intangibles amortization and the TeamShare acquisition.

Interest and Other Income, net

Interest and Other Income, net.    Interest and other income, net decreased $0.5 million or 45% to $0.7 million in the current fiscal quarter from $1.2 million in the same quarter a year ago. For the nine months ended October 31, 2003, interest and other income, net decreased $1.1 million or 31% to $2.5 million from $3.6 million in the same nine months a year ago. For both the current fiscal quarter and fiscal nine months, when compared to the same quarter and nine months a year ago, the dollar decreases in interest and other income, net are generally due to reduced market interest rates and decreases in cash balances of $37.9 million and $19.4 million due to the Company’s stock repurchase program implemented in the first, second and third quarters of fiscal 2004 and TeamShare acquisition in June 2003, respectively, all partially offset by increases in balances on interest-bearing accounts, such as cash and cash equivalents, and both short and long-term investments, resulting from accumulation of earnings.

Income Taxes

Income Taxes.    The Company’s effective income tax rate was 36% in the second and third quarters of fiscal 2004, as compared to 38% in all of fiscal 2003 and the first quarter of fiscal 2004. Income taxes in absolute dollars were $2.7 million and $8.9 million in the current fiscal quarter and fiscal nine months ended October 31, 2003, respectively, as compared to $3.8 million and $10.1 million in the same quarter and nine months a year ago. The decrease in the effective income tax rate was in part due to increases in research and experimentation tax credits as a result of the recent TeamShare acquisition and changes in pre-tax income projections. For the current fiscal quarter and fiscal nine months, when compared to the same quarter and nine months a year ago, the decrease in income taxes in absolute dollars is due to a decrease in taxable income and, to a lesser extent, a lower effective tax rate. SERENA’s effective income tax rate has historically benefited from the United States research and experimentation tax credit and tax benefits generated from export sales made from the United States.

Liquidity and Capital Resources

Since SERENA’s inception, we have financed our operations and met our capital requirements through cash flows from operations. As of October 31, 2003, SERENA had $105.3 million in cash and cash equivalents and an additional $18.4 million and $39.8 million in short and long-term investments, respectively, consisting principally of high-grade commercial paper, certificates of deposit, and short and long-term bonds. Cash flows provided by operating activities were $19.7 million and $18.2 million in the current fiscal nine months ended October 31, 2003 and the same nine months a year ago, respectively. In the current fiscal nine months, SERENA’s cash flows provided by operating activities exceeded net income principally due to the inclusion of non-cash expenses in net income, and a decrease in trade accounts receivable; all partially offset by decreases in income taxes payable and accrued expenses. In the same nine months a year ago, SERENA’s cash flows provided by operating activities exceeded net income principally due to the inclusion of non-cash expenses in net income and an increase in income taxes payable; all partially offset by an increase in trade accounts receivable and a decrease in accrued expenses. In the current fiscal nine months, SERENA’s cash provided by investing activities were primarily related to the net sale of short and long-term investments totaling $27.3 million; offset by the cash paid for the TeamShare acquisition, net of cash received totaling $19.4 million, and purchases of computer equipment and office furniture and equipment totaling $0.8 million. In the year ago nine months, cash used in investing activities were primarily related to the net purchase of short and long-term investments totaling $5.0 million, and to a lesser extent, purchases of computer equipment and office furniture and equipment totaling $1.3 million and cash paid for the UltiMIS earn-out totaling $0.7 million. In the current fiscal nine months, SERENA’s cash flows used in financing activities related to the repurchase of the Company’s common stock under the stock repurchase plan totaling $37.9 million; partially offset by payments received on stockholder notes totaling $6.0 million, the exercise of stock options under the employee stock option plan totaling $4.3 million, and the sale of common stock under the employee stock purchase plan totaling $0.8 million. In the same nine months a year ago, SERENA’s cash flows provided by financing activities related to the exercise of stock options under the employee stock option plan totaling $1.3 million, the sale of common stock under the employee stock purchase plan totaling $0.8 million, and the payment of principal on notes receivable from stockholders totaling $0.6 million; all partially offset by the repurchase of the Company’s common stock under the stock repurchase plan totaling $0.8 million.

At October 31, 2003, the Company did not have any material commitments for capital expenditures and had no revolving credit agreements or other term loan agreements with any banks or other financial institutions.

At October 31, 2003, the Company had working capital of $106.2 million, trade accounts receivable, net of allowances, of $15.3 million and total deferred revenues of $35.5 million.

The Company has noncancelable operating lease agreements for office space that expire between calendar 2003 and 2008. Minimum lease payments are as follows (in thousands):

Fiscal Year Ending January 31,
2004 (remaining three months)	$331
2005	1,410
2006	1,359
2007	1,328
2008	722
Thereafter	120

$5,270

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

In November 2002, the EITF reached a consensus on EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue-generating activities. EITF No. 00-21 became effective for interim periods beginning after June 15, 2003, which is the Company’s third quarter of fiscal 2004. The effect of adopting EITF 00-21 this quarter did not have a material impact on the Company’s consolidated financial position or results of operations.

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

We Have Relied and Expect to Continue to Rely on Sales of Our Mainframe Products for Our Revenue

Historically, the majority of our software license revenue has resulted from the sale of our mainframe products. Any factors adversely affecting the pricing of, demand for or market acceptance of our mainframe products, such as competition or technological change, could materially adversely affect our business and quarterly and annual operating results. Our mainframe products have been responsible for a significant portion of our revenue. In the current fiscal quarter ended October 31, 2003 and the same quarter a year ago, sales of our mainframe products accounted for approximately 64% and 76% of our total software licenses revenue. We expect that these products will continue to account for a large portion of our software licenses revenue for the foreseeable future. Our future operating results depend on the continued market acceptance of our mainframe products, including future enhancements.

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

•	Increase our sales and marketing activities, including expanding our United States and international direct sales forces and extending our telesales efforts

•	Develop our technology, including our distributed systems products

•	Invest in penetrating the systems integrator and federal government marketplaces

•	Include expenses associated with our TeamShare acquisition

•	Expand our distribution channels

•	Pursue strategic relationships and acquisitions

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

Our License Revenues from Products for Distributed Systems May Fluctuate

We introduced our ChangeMan DS product in fiscal 2000, our ChangeMan ALM and ChangeMan ECP products in fiscal 2001, our ChangeMan WCM product in the first quarter of fiscal 2002 and our ChangeMan ZDD product in the first quarter of fiscal 2003. In the second quarter of fiscal 2004, we acquired the TeamTrack product with our acquisition of TeamShare effective June 5, 2003. While license revenues from our distributed systems products were 36% of total license revenues in the current fiscal quarter ended October 31, 2003, they may fluctuate materially from quarter to quarter and could in fact decline. We are currently developing new products and enhancing our product suite to support additional distributed systems products. If we do not successfully develop, market, sell and support our distributed systems products, this would materially adversely affect our business and our future quarterly and annual operating results. Historically, the majority of our products have been designed for the mainframe platform, and the majority of our software license revenue, maintenance revenue and professional services revenue to date have been attributable to licenses for these mainframe products. We have limited experience developing, marketing; selling or supporting distributed systems products. Our sales and marketing organizations have historically focused exclusively on sales of our products for the mainframe and have limited experience marketing and selling distributed systems products. Additionally, we have limited experience in providing support services for distributed systems products. Many of our competitors have substantially greater experience providing distributed systems compatible software products than we do, and many also have significantly greater financial and organizational resources.

The License Revenues from our IBM OEM Relationship May Fluctuate

In January 2002, we entered into an OEM Agreement with IBM Corporation (“IBM”) whereby IBM acquired the rights to resell our StarTool APM technology. IBM provides SERENA a quarterly royalty report one month after each of IBM’s calendar quarters detailing licenses and maintenance sold through to end users during the quarter. While license revenues from our IBM OEM relationship were 3% of total license revenues in the third quarter of fiscal 2004, they may fluctuate materially from quarter to quarter and could in fact decline. We recognized our first revenue from this arrangement in the second quarter of fiscal 2003. Because we have little or no visibility during the quarter on pipelines, sales forecasts, sales volumes or the amount of license revenue that will be reported, we cannot accurately predict the IBM revenue or our operating results for the quarter or any future quarter. Because the IBM OEM license revenue may be significant to our total license revenue in any fiscal quarter, any decline in revenue could materially adversely affect our business and our future quarterly and annual operating results.

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

Risks of International Operations.    International sales represented 20% and 36% of our total revenue in the current fiscal quarter ended October 31, 2003 and the same quarter a year ago, respectively. Our international revenue is attributable principally to our European operations. Our international operations are, and any expanded international operations will be, subject to a variety of risks associated with conducting business internationally that could materially adversely affect our business and future quarterly and annual operating results, including the following:

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

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company does not have derivative financial instruments in its investment portfolio and has no foreign exchange contracts. Its financial instruments consist of cash and cash equivalents, short and long-term investments, trade accounts receivable and accounts payable. The Company considers investments in highly liquid instruments purchased with a remaining maturity of 90 days or less to be cash equivalents. All of the Company’s cash equivalents and short and long-term investments principally consist of commercial paper and debt securities, and are classified as available-for-sale as of October 31, 2003. The Company’s exposure to market risk for changes in interest rates relates primarily to its short and long-term investments and short-term obligations, thus, a hypothetical 10% fluctuation in interest rates would not have a material impact on the fair value of these securities.

Sales to foreign countries accounted for approximately 20% of the total revenue during the quarter ended October 31, 2003. Because the Company invoices certain of its foreign sales in currencies other than the United States dollar, predominantly the British pound and euro, and does not hedge these transactions, fluctuations in exchange rates could adversely affect the translated results of operations of the Company’s foreign subsidiaries. Therefore, foreign exchange fluctuation could create a risk of significant balance sheet gains or losses on the Company’s consolidated financial statements. However, given the Company’s foreign subsidiaries’ net book values as of October 31, 2003 and net cash flows for the most recent fiscal nine months then ended and fiscal year ended January 31, 2003, the Company does not believe that a hypothetical 10% fluctuation in foreign currency exchange rates would have a material impact on its financial position or results of operations.

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

ITEM 4.    Submission of Matters to a Vote of Security Holders

Not applicable.

ITEM 5.    Other Information

Section 10A(i)(2) of the Securities Exchange Act of 1934, as added in Section 202 of the Sarbanes-Oxley Act of 2002, requires us to disclose the approval by our Audit Committee of any non-audit services to be performed by KPMG LLP, our external auditor. Non-audit services are defined as services other than those provided in connection with an audit or review of the financial statements of a company. The Audit Committee of the Board of Directors of SERENA has approved the engagement of KPMG LLP for non-audit services including, the performance of certain tax-related services.

ITEM 6.    Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number	Exhibit Title

3.1A (a)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of SERENA (effected in 2001)

31.1 (a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 (a)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 (a)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	filed herewith.

(b)	Reports on Form 8-K

We furnished the following Current Report on Form 8-K during the quarter ended October 31, 2003:

We furnished a Current Report on Form 8-K dated August 5, 2003, announcing preliminary financial results for the quarter ended July 31, 2003 and attached a press release related thereto. Such report was “furnished” but not “filed” with the SEC.

We furnished a Current Report on Form 8-K dated August 21, 2003, announcing financial results for the quarter ended July 31, 2003 and attached a press release related thereto. Such report was “furnished” but not “filed” with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant, SERENA Software, Inc., a corporation organized and existing under the laws of the State of Delaware, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERENA SOFTWARE, INC. (Registrant)

By:	/s/ ROBERT I. PENDER, JR.

Robert I. Pender, Jr. Vice President, Finance And Administration, Chief Financial Officer (Principal Financial And Accounting Officer) And Director

Date: December 8, 2003

EXHIBIT INDEX

Exhibit No.	Description

3.1A	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of SERENA (effected in 2001)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002