Form 10-K
period 2004-01-31
SERENA SOFTWARE INC
filed 2004-04-15
CIK 1073967

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2004

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

COMMON STOCK, $0.001 PAR VALUE

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒        No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☒        No  ☐

The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the closing sale price of the Common Stock on July 31, 2003, as reported on the Nasdaq National Market, was approximately $440,876,009. Shares of Common Stock held by each executive officer and director and by each person who may be deemed to be an affiliate of the Registrant have been excluded from this computation. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 31, 2004, the Registrant had 38,401,197 shares of Common Stock, $0.001 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant has incorporated by reference into Part III of this Form 10-K portions of its Proxy Statement for the 2004 Annual Meeting of Stockholders, which is currently scheduled to be held on June 25, 2004.

SERENA SOFTWARE, INC.

ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.    BUSINESS

This report contains forward-looking statements under the Private Securities Reform Act of 1995. Certain statements under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report are “forward-looking statements.” These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements contained in this report that are not historical facts. When used in this report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors discussed under “Factors That May Affect Future Results” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in, or incorporated by reference into, this report. Factors that could cause or contribute to such differences include but are not limited to, our ability to successfully integrate our recently announced offer for Merant plc; our reliance on our mainframe products for revenue; the percentage of license revenue typically closed at the end of each quarter making estimation of operating results prior to the end of the quarter extremely uncertain; weak economic conditions worldwide which may continue to affect the overall demand for software and services, which has resulted in and could continue to result in decreased revenues or lower revenue growth rates; changes in revenue mix and seasonality; our ability to deliver our products on the distributed systems platform; dependence on revenues from our installed base; continued demand for additional mainframe MIPS capacity; expansion of our international organizations; and our ability to manage our growth. We assume no obligation to update the forward-looking information contained in this report.

Overview

SERENA is a leading provider of infrastructure software to manage change to enterprise applications. Our products and services are used to manage and control application change for organizations whose business operations are dependent on managing information technology, or IT. In our 23 year history, we have developed highly effective solutions for managing software change that enable our customers to improve their return on IT investments by improving application availability, accelerating time to market, and increasing programmer productivity while reducing application development and IT infrastructure maintenance costs. All large companies have a process for managing change to their internally developed applications, including new version releases, “bug fixes,” upgrades and application introductions. Our products help IT managers manage changes to applications by automating and enforcing the process throughout the application life cycle. Our consulting services help companies improve their process by identifying where their current practices deviate from standard practices and making appropriate recommendations. As of January 31, 2004, our products have been installed in over 3,600 customer sites worldwide and our customers include 46 of the Fortune 50 companies such as American Express, UBS AG, Duke Energy, Capital One, Bank of America, Caterpillar, Safeway, General Electric, IBM, MetLife, Prudential, and SBC Communications.

On March 3, 2004, the Company’s Board of Directors, together with the Board of Directors of Merant plc. (“Merant”), announced that they had reached agreement on the terms of a recommended cash and share offer (the “Offer”) to be made by the Company and by Lehman Brothers on its behalf (outside of the United States) for the entire issue and to be issued share capital of Merant, including Merant Shares represented by Merant ADSs (“American Depository Shares”). At the time of the announcement the Offer valued the then entire issued share capital of Merant at approximately GBP206 million (US$380 million). The Offer was made on March 18, 2004. If completed, the acquisition will create the second largest provider of Enterprise Change Management (“ECM”) software solutions, serving the complex change management needs of at least 46 of the Fortune 50 largest companies worldwide, with a resulting combined install base of over 15,000 customers. See Note 11(b) of Notes to Consolidated Financial Statements for a further discussion on the Merant acquisition.

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

Industry Background

The evolution of enterprise computing from centralized, mainframe-based computing to distributed, client/server and Web-based computing has added substantial complexity in recent years to the management of IT infrastructures. Today’s IT environment is characterized by distributed information systems, applications and networks, comprising a wide range of hardware platforms, operating systems, databases, software and content development tools, networking protocols and packaged and internally developed software. This distributed computing environment has fueled a proliferation of applications disseminated throughout the enterprise as departments and individual users have been empowered to independently sponsor applications. These applications must be continually maintained and often enhanced to be compatible with emerging technologies and to keep pace with a dynamic business environment. The continued innovation in Internet related technologies such as Web Services and portals has added further complexity by stimulating the development of new applications, extending the reach of applications throughout and beyond the enterprise while placing a higher premium on speed, quality and, more recently, security. In addition, the requirements of government and industry regulations have increased the scrutiny of these application changes by outside entities and placed demands on IT organizations to demonstrate compliance.

The mainframe has continued to be a critical component of IT infrastructures. Many IT organizations maintain applications that are vital to their business on the mainframe because of its unmatched performance, reliability and security. As organizations implement initiatives to increase their agility and responsiveness to customer demands, they are typically creating and integrating applications over a multi-tier, multi-platform architecture. Often these application architectures contain a mainframe application utilizing data in a mainframe database, a middle-tier of UNIX, LINUX or Windows servers, and a Web browser client or Web Services interface.

Software Change Management (“SCM”) products have historically focused on managing change to applications running on a single platform. Early Internet focused business initiatives, and more recent Service Oriented Architectures, have resulted in an increasing demand for multi-platform, multi-application infrastructures to manage change. These new application architectures require coordination and control across a complex set of operating systems, application platforms, databases, and web servers. Managing change to the client interface, often a Web Page, or to the Service interface, often based on XML, is a critical component of the infrastructure.

In addition to software changes, organizations are now faced with ever more complex processes that must be followed to manage these application changes. These processes can be different in each department, geographical unit, or outsourcing vendor. Moreover, organizations following these disparate processes must work together to bring a needed capability to market. Often these processes are required by external entities, such as government regulators, to be formalized and regularly audited. Failure to comply with these processes can result in penalties for the organizations as well as the individuals responsible for the company. Companies are complying with this requirement by defining and automating the processes they do have, and working with industry experts to implement processes.

These processes are often independent of each other with information being passed between individual groups and organizations informally, through e-mail, phone calls, and spreadsheets. This is an error prone system that is vulnerable to failure, which, in turn can lead to business failure. Process automation must be coupled with process integration to allow for information to be shared between organizations and the people in them. In addition, information gathered from tools such as software change management solutions, asset management solutions, and the like, must be made available to those constituents at the right point in the process.

To meet this need, SERENA has extended its mission beyond both Software Change Management (SCM) and Enterprise Change Management (ECM) to Application Life Cycle Management (ALM). In June 2003,

SERENA announced the acquisition of TeamShare, Inc. This acquisition brought the TeamTrack product into SERENA’s product line. Serena TeamTrack creates and enforces a clear process throughout the life cycle—from initial project request through post-delivery customer support activities.

In September 2003, SERENA introduced SAFE™, the Serena Application Framework for Enterprise. SAFE is an extendable, collaborative application life cycle business framework for Enterprise Change Management that will enable a single point of control over the enterprise-wide processes and provide role-based views of enterprise change, integrating people, tools and application assets. With SAFE, the enterprise can identify common elements across process islands and link these common processes with tools. SAFE will provide a single point of role-based access to enterprise information—whether it is processes, tools or assets. In this method, people are still making changes to application assets, but now all their activities are governed by the SAFE integrated, automated, and enforced change process framework.

SAFE is SERENA’s strategy of providing change management solutions to tomorrow’s most complex business problems, while maintaining high levels of customer satisfaction and delivering, innovative high quality solutions. SAFE will be built from SERENA’s existing product line, and will use TeamTrack as a base platform. In November 2003, SERENA released Serena TeamTrack Version 6, the first product to deliver on the SAFE vision.

In January 2002, we entered into an OEM Agreement with IBM Corporation (“IBM”) whereby IBM acquired the rights to resell our StarTool APM technology. IBM provides SERENA a quarterly royalty report the month after each calendar quarter detailing licenses and maintenance sold to end users during the quarter. We recognized our first revenue from this arrangement in the second quarter of fiscal 2003 and total license revenue for fiscal 2003 and fiscal 2004 was $2.5 million and $4.1 million, respectively. Because we have little or no visibility during the quarter on pipelines, sales forecasts, sales volumes or the amount of license revenue that will be reported, we cannot accurately predict the IBM revenue or our operating results for the quarter or any future quarter. Because the IBM OEM license revenue may be significant to our total license revenue in any fiscal quarter, any decline in revenue could materially adversely affect our business and our future quarterly and annual operating results.

Products

SERENA develops, markets and supports an integrated suite of products for managing and controlling change across the enterprise throughout the application life cycle. Under the SAFE vision, the SERENA solution automates the application life cycle and creates an IT environment that improves process consistency, enhances software integrity and protects valuable application assets. Our products significantly improve developer productivity, operational efficiency, application availability, and customers’ return on IT investments, while reducing costs across the entire application lifecycle.

The Serena™ ChangeMan® product family includes products that manage change in the mainframe z/OS environments and products that manage change in distributed and other proprietary environments, including Microsoft Windows, UNIX, LINUX, AS/400. Serena ChangeMan ECP is a customizable enterprise change portal giving customers a single point of control for application change reporting and approvals for applications running across virtually all major platforms from the mainframe to the Web. Serena ChangeMan ZDD provides a Windows Explorer user interface to z/OS datasets and PDS members, enabling them to be edited in-place from the desktop. Jobs can be submitted and their output viewed directly from Windows Explorer. Mainframe datasets and members can be transferred from the z/OS server to a Windows folder on the local computer with a simple drag and drop operation. Serena ChangeMan SSM manages change to mainframe system software and is used for disaster recovery and to maintain business continuity.

The Serena TeamTrack product allows customers to build and deploy integrated business processes that extend to all stakeholders, including departmental users, customers, suppliers and business partners. Serena

TeamTrack uses a robust, multi-level hierarchical workflow engine to link the overall business processes with the processes of the individual departments or functional groups. Entirely web based, it provides all users with a role-based view of their responsibilities, assuring that all navigation and transactions are consistent with job function. It improves developer productivity by organizing information, prioritizing work assignments, and allowing them to use the tools they prefer.

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

The following products comprise the Serena ChangeMan product family, Serena TeamTrack, Serena Comparex and the Serena StarTool product family:

	Year Product
Product Name	First Introduced	Last Released	Brief Description
The Serena ChangeMan product family:

Serena ChangeMan ZMF	1988	2004	Provides automated infrastructure to control and manage mainframe software change

Serena ChangeMan DS	1993	2004	Provides automated infrastructure to control and manage software change for distributed systems

Serena ChangeMan ECP	2000	2003	Single point of control for approvals and reports mainframe to Web; customizable interface; links mainframe and distributed change packages for enterprise change solution

Serena ChangeMan ZDD	2001	2003	Allows desktop developers working in their chosen graphical IDE to develop mainframe application code under control of Serena ChangeMan ZMF

Serena ChangeMan M+R	1994	2001	Merges versions of programs to enable mainframe concurrent development

Serena ChangeMan SSM	1993	2004	Detects, tracks and synchronizes changes in multiple environments to improve system integrity and recoverability

Serena TeamTrack:

Serena TeamTrack	1996	2003	Maps, tracks and enforces business processes. Manages issues throughout the entire life cycle.

Serena Comparex:

Serena Comparex	1981	2003	Performs data comparison for mainframe application testing and software quality

	Year Product
Product Name	First Introduced	Last Released	Brief Description
Serena StarTool product family:

Serena StarTool FDM	1989	2004	Facilitates complex mainframe file and data management tasks

Serena StarTool DA Batch and CICS	1995	2004	Automates mainframe dump and abend analysis and speeds application problem solving activities

Serena StarTool APM	2000	2004	Monitors and records information for mainframe application performance/tuning activities

Serena StarTool IOO	1987	2003	Automatically optimizes mainframe application I/O operations

Serena StarTool RB VSAM	1999	2000	Performs record level backup and restore utility for mainframe VSAM data

Serena ChangeMan ZMF, Serena ChangeMan DS and Serena TeamTrack are our flagship products. They provide a comprehensive set of SCM and ALM solutions that provide an automated infrastructure to help customers manage and control change throughout the software application life cycle from receipt of the change request, through design of the solution, to the implementation of the resolution, to testing, approvals and finally deployment and, if necessary, backout of the changes in the event of a failure.

Serena ChangeMan ZMF is a flexible, compatible SCM solution that supports multiple mainframe operating systems and database platforms and integrates easily with customers’ existing IT environments by using standard IBM programming languages and working with existing customer security systems, libraries and inventory lists. Serena ChangeMan DS is a comprehensive SCM solution that provides an automated infrastructure to help customers manage and control change throughout the software application life cycle for Windows, UNIX, LINUX, OS/390, USS, and OS/400 environments. Both Serena ChangeMan ZMF and Serena ChangeMan DS manage change by coupling application development, build management, and application deployment. They provide developers and their managers with technological control and integrity throughout the development process enabling them to focus on software quality and reliability. Each product automates the critical components of application change during the software application life cycle including the management of concurrent development efforts by separate programming teams, impact analysis, version control, build and release management, online management of approvals and authorizations, code freezing to prevent further development while testing and auditing, promotion of fixed code into production, and automating the back out of erroneous changes.

Serena TeamTrack automates and enforces the process and workflow associated with software issues, enhancements, and problems that move through the application lifecycle. Serena TeamTrack manages the process of tracking increasingly frequent and critical requests for software change and shortens development cycles by managing, tracking and reporting on the people, processes, and tasks involved with resolving a request. It improves developer productivity by organizing and prioritizing work assignments, activities and information

Serena ChangeMan ECP is a customizable enterprise change portal for managing enterprise change from a Web browser. Serena ChangeMan ECP allows customers to approve changes and view reports from Serena ChangeMan ZMF or Serena ChangeMan DS, giving them a single point of control for change related approvals and reports from the mainframe to the Web. For mainframe users, this is faster, less complicated and more visually appealing than the previous method of logging on to a “green screen” via the Time Sharing Option. Managers can also link change packages across platforms and applications and manage them throughout the life cycle and personalize their view of enterprise change with the product’s MyChangeMan feature.

Serena ChangeMan ZDD, for z/Series desktop development, allows desktop developers working in their chosen graphical IDE to develop mainframe application code under the control of Serena ChangeMan ZMF. The mainframe files are available through Windows Explorer and remain on the mainframe eliminating costly file transfer issues.

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

Serena StarTool APM is a mainframe performance measurement and analysis system that helps to resolve OS/390 and z/OS job performance issues, whether those jobs are applications, subsystems or tasks. Serena StarTool APM provides performance statistics and allows developers to tune specific areas of an application.

Serena StarTool IOO is an integrated optimization system that automatically tunes the major components of OS/390’s and z/OS’s I/O processing functions to achieve throughput improvements both in batch and on-line. By using Serena StarTool IOO, customers have been able to reduce job turnaround time.

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

The major focus of the company today is the delivery of the SAFE vision. This vision is an extension of the work that has continued to evolve from the product specialists, architects and designers at SERENA and is in response to research conducted with Serena’s strategic advisory board members. The SAFE vision (Serena Application Framework for Enterprises) takes Software Change Management to the next level of Application Change Management. SAFE provides the capability of managing not only the software assets of the application but also any other asset that can be configured and whose configuration is subject to change. Such assets include Servers, Databases, Routers, among others. Each time an application is changed it invariably includes software and hardware changes; SAFE is an approach to manage all of the Application assets. To accomplish this SAFE needs to have a full understanding of Change Management (the process of changing an asset’s configuration), which it obtains from our proven ChangeMan product set but also it needs to understand Configuration Management (the record keeping of an asset’s configuration settings at any point). The Configuration Management capabilities come from our TeamTrack product.

SAFE is designated to be comprised of six solutions that will become available in the future. A solution is a generalized workflow, a list of assets to be managed, the roles of the users who will work in the workflow and who are responsible for the assets and a number of product integrations. The six solutions are called:

•	Application Requirements Management: managing the workflow of requirements gathering, analyzing and definition.

•	Application Request Management: managing the workflow of requests as they are assigned, tracked and their process is enforced.

•	Application Configuration Management: managing assets through recording their current configuration, enforcing a workflow that enables tools and roles to change the assets and finally through to the deployment of the asset.

•	Application Project Management: enabling project management tools to interact with the rest of the application lifecycle with the ability to plan, control and report on the process of change to assets under management.

•	Application Quality Assurance: which provides workflow and automation for the testing lifecycle to ensure that tests are executed, validated and approved.

•	Application Issue and Incident Management (Help Desk): this solution tracks incidents and issues so that the help desk can respond, resolve and generate change requests where appropriate.

A second critical feature of the SAFE vision is the provision of an open API that enables Serena, customer and third party tools to integrate to provide interoperability amongst tools where none exists today and to ensure that events and data that are changing in one workflow that impact another are automatically reflected in other adjacent workflows. This is achieved through the use “integration solutions” that are a common part of the SAFE vision.

One of the cornerstones of SERENA’s Enterprise Change Management advantage today is its support of the broad range of platforms and applications prevalent in large enterprises. Today’s environments place an increasing importance on packaged applications, such as Enterprise Resource Planning (“ERP”) systems. We introduced support for SAP ERP systems in June 2002, becoming the only SCM company to achieve SAP Certification. Serena TeamTrack has integrations with Mercury TestDirector, Microsoft Project and with a number of third party SCM solutions. These integrations allow customers to integrate their development environments, testing process and project management with the rest of their development and deployment process, further increasing efficiencies and encouraging collaboration between teams.

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

SERENA’s strategy is to integrate its Serena ChangeMan and Serena StarTool product families to provide a higher level of automation, quality and productivity improvements for customers who purchase our entire solution. Having access to the change history and the relevant source or load modules contained in our Serena ChangeMan product family is critical to the fault analysis, application performance management, application testing and debugging and file and data management functions performed by our Serena StarTool product family. Serena is enhancing both our Serena ChangeMan and Serena StarTool product families to provide this integration. The releases containing this integration can be expected throughout 2004.

SERENA may be unable, for technological or other reasons, to develop and introduce these products in a timely manner. Any failure by us to successfully develop, market, sell and support our products would have a material adverse effect on our business, operating results and financial condition. See “Factors That May Affect Future Results—We May Experience Delays in Developing Our Products Which Could Adversely Affect Our Business.”

Technology

SERENA has a number of core technologies that provide the ability to enhance and develop products rapidly and reliably. These technologies fall into two broad categories: development tools and technology infrastructure.

Current and future development plans are based upon a framework known as the SAFE Platform. This platform consists of an XML based, open API for use both within Serena’s own products and those of our customers and partners. This platform enables rapid integration of tools and workflows and is the core element of the SAFE vision. To this end TeamTrack is the foundation of the SAFE Platform and the majority of development activity is either focused on extending this platform or on exploiting it.

We use our own product to manage changes within our application development life cycle. On the mainframe and the distributed platforms the Serena ChangeMan family is used extensively to develop the products and Serena’s TeamTrack product is used to track issues, create project plans, create market requirement documents, to manage the Quality Assurance lifecycle and several other parts of the Serena Development

Lifecycle. SERENA’s testing and fault analysis tools are used to diagnose errors and provide test coverage. Where third party tools are used, these are integrated with the Serena development tools to ensure optimal productivity.

Our inventory of change management components is extensive and allows for the rapid development of products. Some of these key infrastructure components are:

•	The SERNET® technologies are mainframe and distributed components that are proven and reliable and already part of many of the mainframe products. SERNET provides a broad platform for customers and third parties to integrate into Serena’s technology base. These interfaces which are provided natively and with language specific “wrappers’, such as Java, C++ etc., facilitate integration of vended and home grown solutions into the multi-platform and distributed world of software change management.

•	A finite state engine providing issue tracking and workflow capabilities. This technology provides the fundamental building block for the development of all the current and future solutions that are part of the SAFE vision. Due to its abstracted data model it can provide workflow and configuration management for a wide variety if IT applications.

•	Platform agent technology is at the heart of the distributed systems technology to deal with the complexities of multi-platform, multi-vendor implementations of a development environment. This technology provides for small footprint applications to run on a wide variety of platforms and to transfer artifacts under change management control. This enables complex architectures to be implemented quickly and simply. Some of the key features of this technology are facilities designed to minimize the network traffic by detecting if the data being transferred is already at the target site and the sophisticated routing capability designed to ensure that the change management system continues to function even if there is a break in the network routes available.

•	A comparison engine detecting differences and tracking changes as small as individual bit values. This technology enables customers to compare extremely large volumes of data rapidly from a diverse set of sources including databases, indexed files and flat file structures. Parts of this technology are key components of all of Serena’s products.

•	A merge engine processing changes made to the same source code program by different development teams that enable parallel development teams to apply changes to an application concurrently, while determining whether the changes are compatible. This technology is a key component of both our mainframe and distributed systems SCM products.

•	A fingerprinting technology enabling application or system changes to be detected with a high level of granularity by reducing each data file in a system to a unique token or “fingerprint” which changes if any bit is altered. Fingerprinting allows programmers and systems managers to quickly determine which changes have led to operational errors, thereby facilitating timely problem detection and resolution. Substantially all of Serena’s products use this technology. It is a critical component in detecting tampering of artifacts that may have occurred outside of the Change Management tool.

•	An object library designed with function in mind so that process can be separated from presentation. This enables platform specific interfaces to be developed while retaining the process logic. These libraries allow for code re-use and enable customers to develop their own inventories containing proven, tested and reliable codes, thereby facilitating the rapid development and deployment of products to the distributed platforms.

•	Extended SCC (“Source Code Control”) definition has been provided for the change management tools, which allows IDE vendors who have support for the version control standard interface to extend that to Change Management capabilities. This introduces process-oriented features, which take version control to the next stage.

•	A highly functional interface component for the Eclipse infrastructure. This flexible component allows Serena ChangeMan to interface with a variety of tools based on the infrastructure developed by IBM and donated to eclipse.org. IBM’s WebSphere Application Developer (WSAD) is an example of a tool based on the Eclipse platform. Serena is a board member of the Eclipse organization.

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

Most of our technical personnel have been employed by SERENA for a substantial length of time and their significant knowledge base contributes to SERENA’s ability to understand and address customers’ ALM and

SCM requirements. We believe that attracting and retaining talented software developers who understand the customers’ problems is an important component of product development activities. We encourage our developers to assume responsibility for the design and delivery of our products through our product authorship incentive program that rewards our developers with incentives based on the market success of the applications they design, write, market and support. Competition for developers is intense and any failure by us to continue to attract and retain qualified personnel could have a material adverse effect on our business, operating results and financial condition.

SERENA’s research and development expenses were $13.3 million, $11.8 million and $14.0 million in fiscal 2002, 2003 and 2004, representing 13%, 12% and 13% of total revenues, respectively. We expect research and development expenses will increase in the future as we hire additional research and development personnel to enhance and develop our distributed systems product suite. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Customer Support and Product Maintenance.    We have a staff of customer service personnel who provide technical support to customers. We offer technical support services 24 hours a day, seven days a week via our Internet site, toll free telephone lines, electronic mail, bulletin board service and facsimile lines. Customers are notified about the availability of regular maintenance and enhancement releases via Internet-based electronic mail. Initial mainframe product license fees include one year of product software maintenance and support. Thereafter, customers are entitled to receive software updates, maintenance releases and technical support for an annual maintenance fee equivalent to approximately 17% to 18% of the discounted list price of the licensed product.

Sales and Marketing

In North America, the United Kingdom, Germany, Switzerland, France, and the Benelux and Nordic regions we market our software primarily through our direct sales organization. Our direct sales force works closely with customers to understand and address their ALM and SCM needs. Serena’s North American sales organization includes personnel in the metropolitan areas of Boston, Chicago, Los Angeles, New York, Sacramento, San Francisco, Dallas, Atlanta and Toronto.

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

In January 2002, we entered into an OEM Agreement with IBM Corporation (“IBM”) whereby IBM acquired the rights to resell our StarTool APM technology. IBM provides Serena a quarterly royalty report the month after each calendar quarter detailing licenses and maintenance sold to end users during the quarter. We recognized our first revenue from this arrangement in the second quarter of fiscal 2003 and total license revenue for fiscal 2003 and fiscal 2004 was $2.5 million and $4.1 million, respectively.

We market our products through seminars, industry conferences, trade shows, advertising, direct marketing efforts and our Internet site. In addition, we have developed programs that promote an active exchange of information between our existing customers and us. These programs include customer meetings with our senior management at our Executive Briefing Center and focus group meetings with customers to evaluate product positioning. We plan to continue to expand our marketing organization to broaden our market presence.

Competition

The market for our products and services is highly competitive and diverse. The technology for ALM products may change rapidly. New products are frequently introduced and existing products are continually enhanced. Competitors vary in size and in the scope and breadth of the products and services that they offer. Many of our current and potential competitors have greater financial, technical, marketing and other resources than we have. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements. They may also be able to devote greater resources to the development, promotion and sale of their products than we can. We may not be able to compete successfully against current and future competitors. See “Factors That May Affect Future Results—SERENA Is Subject to Intense Competition in the SCM Industry and We Expect to Face Increased Competition in the Future, Including Competition in the SCM Distributed Systems Market.”

Competition.    We currently face competition from a number of sources, including:

•	Customers’ internal IT departments

•	Providers of ALM, ECM or SCM products that compete directly with the Serena ChangeMan and TeamTrack product families such as Computer Associates, IBM/Rational Software, MERANT (See Notes to Consolidated Financial Statements footnote 11(b) for a further discussion on the Merant acquisition.), and other companies

•	Providers of mainframe application availability products that compete directly with Serena Comparex and the Serena StarTool product family such as Compuware, IBM, Computer Associates and smaller private companies

Competition in the Distributed Systems ALM Market.    We face significant competition as we develop, market and sell our distributed systems products, including Serena ChangeMan DS and Serena TeamTrack. If we are unable to successfully penetrate the distributed systems ALM market, our business and future quarterly and annual operating results will be materially adversely affected. Penetrating the existing distributed systems ALM market will be difficult. Competitors in the distributed systems market include IBM/Rational Software, Computer Associates, MERANT, Microsoft, Telelogic, and other companies.

Future Competition.    We may face competition in the future from established companies who have not previously entered the ALM market or from emerging software companies. Barriers to entry in the software market are relatively low. Increased competition may materially adversely affect our business and future quarterly and annual operating results due to price reductions, reduced gross margins and reduction in market share. Established companies may not only develop their own ALM or SCM solutions, but they may also acquire or establish cooperative relationships with our current competitors, including cooperative relationships between large, established companies and smaller private companies. Because larger companies have significant financial and organizational resources available, they may be able to quickly penetrate the ALM or SCM markets through acquisitions or strategic relationships and may be able to leverage the technology and expertise of smaller companies and develop successful ALM or SCM products. We expect that the software industry, in general, and providers of ALM or SCM solutions, in particular, will continue to consolidate. It is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

Bundling or Compatibility Risks.    Our ability to sell our products also depends, in part, on the compatibility of our products with other third party products, particularly those provided by IBM. Developers of these third party products may change their products so that they will no longer be compatible with our products. These third party developers may also decide to bundle their products with other ALM or SCM products for promotional purposes. If that were to happen, our business and future quarterly and annual operating results might be materially adversely affected as we may be priced out of the market or no longer be able to offer commercially viable products.

Intellectual Property

Our success will be heavily dependent upon proprietary technology. We rely primarily on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary rights. Such laws, procedures and contracts provide only limited protection. We submitted four patent applications for our technology in calendar 1998, four more in calendar 1999, one in calendar 2001 and one in calendar 2002. Of these patents, one was issued in calendar 2001, two were issued in calendar 2002, one was issued in January 2003 and one was issued in February 2004. Other applications are still pending and may never be issued. Even if these patents are issued, they may not provide sufficiently broad protection or they may not prove enforceable in actions against alleged infringers. Despite the precautions that we take, it may be possible for unauthorized third parties to copy aspects of our current or future products or to obtain and use information that we regard as proprietary. In particular, we may provide our licensees with access to our data model and other proprietary information underlying our licensed applications. Such means of protecting our proprietary rights may not be adequate. Additionally, our competitors may independently develop similar or superior technology. Policing unauthorized use of software is difficult and some foreign laws do not protect Serena’s proprietary rights to the same extent as United States laws. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Litigation could result in substantial costs and diversion of Serena’s resources and could materially adversely affect our business, operating results, and financial condition.

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

Employees

As of January 31, 2004, SERENA had 341 full-time employees, 93 of whom were engaged in research and development, 119 in sales and marketing, 78 in consulting, education and customer and document support, and 51 in finance, administration and operations. Our future performance depends in significant part upon the continued service of our key technical, sales and senior management personnel. The loss of the services of one or more of our key employees could materially adversely affect our business, operating results and financial condition. Our future success also depends on our continuing ability to attract, train and retain highly qualified technical, sales and managerial personnel. Competition for such personnel is intense, and we may not be able to retain our key personnel in the future. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

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

You can access financial and other information at our Investor Relations web site. The address is www.serena.com. We make available, free of charge, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC, and have made all such reports and amendments to reports available on our web site (see “Investor—SEC Filings”). The contents of our website are not incorporated by reference in this Annual Report on Form 10-K.

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

SERENA also leases office space for sales and marketing in Colorado Springs, Colorado; Roseville, Irvine and Somis, California; Plano and McKinney, Texas; Salt Lake City and Orem, Utah; Chesterfield, Missouri; and New York City, New York and has subsidiaries in Canada, the United Kingdom, Germany, France, Belgium and Sweden.

Item 3.    Legal Proceedings

Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

Not applicable.

Executive Officers and Directors of the Registrant

The following table sets forth certain information with respect to the executive officers and directors of the Company as of March 31, 2004.

Name	Age	Position
Douglas D. Troxel	59	Chief Technology Officer, Chairman of the Board and Director
Mark E. Woodward	45	President, Chief Executive Officer and Director
L. Evan Ellis, Jr.	49	Chief Operating Officer
Kevin C. Parker	47	Vice President, Research and Development
Robert I. Pender, Jr.	46	Vice President, Finance and Administration, Chief Financial Officer and Director
Vita A. Strimaitis	44	Vice President, General Counsel and Secretary
J. Hallam Dawson (a)(b)(c)	67	Director
Gregory J. Owens (a)(b)	43	Director
David G. DeWalt (a)(c)	39	Director
Carl Bass (b)	46	Director

(a)	Member of Audit Committee
(b)	Member of Compensation Committee
(c)	Member of Nominating/Corporate Governance Committee

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

L. Evan Ellis, Jr. has served as SERENA’s Chief Operating Officer since February 2004. From June 2001 until February 2004, Mr. Ellis served as Senior Vice President of Worldwide Operations. From November 2000 until February 2001, Mr. Ellis was Vice President, Americas Field Operations for Brocade Communications, Inc., a developer of storage area networking systems. From May 1999 to November 2000, Mr. Ellis was President and Chief Operating Officer of CyberSource Corporation, a provider of electronic payment and risk management solutions. From July 1990 until May 1999, Mr. Ellis held several executive positions including Senior Vice President, Americas Field Operations and Senior Vice President, Marketing for Silicon Graphics, Inc., a provider of high performance computing and visualization systems. From October 1978 until July 1990, Mr. Ellis held several sales and marketing management positions including Executive to the Senior Vice President, US Operations at International Business Machines, Corp., a provider of information systems solutions.

Kevin C. Parker has served as SERENA’s Vice President, Research and Development since November 1998. From October 1997 until November 1998, Mr. Parker served as SERENA’s Director of Technology Development. From November 1995 until April 1997, Mr. Parker was Director of Product Development for Command Technology Corporation, a developer of mainframe—style programmer’s tools. From November 1989 until November 1995, Mr. Parker was Managing Director of IT Independent Training Limited, a developer of software training products.

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

David G. DeWalt has served as a member of SERENA’s Board of Directors since April 2003. Mr. DeWalt currently serves as President of the Documentum Software Division and Executive Vice President of EMC Corporation, the world leader in products, services and solutions for information storage and management. Mr. DeWalt served as President and CEO of Documentum, the global leader in enterprise content management, before EMC acquired the company in 2003. Prior to joining Documentum, Mr. DeWalt was Founding Principal and Vice President of Eventus Software, a web content software company. Following the 1998 acquisition of Eventus by Segue Software, an e-business software company, Mr. DeWalt served as Segue’s Vice President of North American Sales. Before Eventus, Mr. DeWalt was Vice President of Sales and Marketing at Quest Software, a provider of performance management solutions. Prior to that, Mr. DeWalt held various positions in sales management with Oracle Corporation. Mr. DeWalt holds a B.S. in computer science and electrical engineering from the University of Delaware.

Carl Bass has served as a member of SERENA’s Board of Directors since January 2004. Mr. Bass currently serves as Senior Executive Vice President of the Design Solutions Group of Autodesk, Inc., the world’s leading design software and digital content company. Previously, Mr. Bass served as Autodesk’s Chief Strategy Officer and Executive Vice President of Emerging Business. Prior to Autodesk’s acquisition of Buzzsaw, Mr. Bass was Buzzsaw’s Chairman, Chief Executive Officer and President. Prior to joining Autodesk, Mr. Bass co-founded Ithaca Software, the developers of HOOPS, which was acquired by Autodesk in 1994. Mr. Bass holds a B.S. in mathematics from Cornell University.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s Common Stock has been traded on the Nasdaq National Market under the trading symbol “SRNA” since the Company’s initial public offering in February 1999. Prior to February 1999, there was no established public trading market for the Company’s Common Stock.

As of March 31, 2004, the Company had issued and outstanding 38,401,197 shares of its Common Stock held by 53 stockholders of record.

The following table sets forth the range of high and low sales prices for each period indicated, adjusted for the three-for-two stock split effective March 21, 2000.

	High	Low
Fiscal Year Ending January 31, 2005:
First quarter (through March 31, 2004)	$23.470	$19.060
Fiscal Year Ended January 31, 2004:
Fourth quarter	$23.700	$16.500
Third quarter	$20.490	$14.650
Second quarter	$22.040	$15.700
First quarter	$17.110	$12.880
Fiscal Year Ended January 31, 2003:
Fourth quarter	$19.750	$14.000
Third quarter	$16.700	$8.510
Second quarter	$15.840	$9.950
First quarter	$25.800	$13.140

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

Recent Sales of Unregistered Securities

In December 2003, the Company issued $220.0 million in Subordinated Convertible Notes due December 15, 2023 (the “Notes”), and received approximately $213.3 million, net of costs. The Notes were offered pursuant to Rule 144A under the Securities Act of 1933, as amended. The Notes bear interest at a rate of 1.5% per annum payable semi-annually on June 15 and December 15 of each year. The Notes are convertible into shares of the Company’s common Stock prior to maturity at an initial conversion rate of 45.0577 shares per $1,000 principal (representing an initial conversion price of approximately $22.194 per share), subject to adjustments under certain conditions. The entire outstanding principal amount of the Notes will become due and payable at maturity. Upon conversion of 100% of the Notes, the Company would be required to issue 9,912,588 shares of its common stock.

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

	Fiscal Year Ended January 31,
	2000	2001	2002	2003	2004
	(in thousands, except per share data)
Consolidated Statement of Income Data:
Revenue:
Software licenses	$41,808	$58,037	$49,514	$44,250	$45,469
Maintenance	26,818	37,227	41,812	44,476	51,050
Professional services	6,781	8,345	7,315	7,049	9,037

Total revenue	75,407	103,609	98,641	95,775	105,556

Cost of revenue:
Software licenses	2,897	1,600	931	1,224	668
Maintenance	6,070	5,610	5,448	5,548	6,378
Professional services	5,455	6,938	6,576	6,519	8,730

Total cost of revenue	14,422	14,148	12,955	13,291	15,776

Gross profit	60,985	89,461	85,686	82,484	89,780

Operating expenses:
Sales and marketing	22,158	27,154	29,357	26,361	29,158
Research and development	6,848	10,101	13,308	11,779	14,025
General and administrative	6,116	8,511	6,618	7,311	7,342
Stock-based compensation	732	223	135	23	—
Amortization of intangible assets, including goodwill through fiscal 2002	2,226	5,146	8,336	4,486	8,545
Acquired in-process research and development	992	2,972	—	—	—
Restructuring charges	—	—	2,529	—	—

Total operating expenses	39,072	54,107	60,283	49,960	59,070

Operating income	21,913	35,354	25,403	32,524	30,710
Interest income	4,569	7,475	5,968	4,726	3,399
Interest expense	—	—	—	—	(413)
Amortization of debt issuance costs	—	—	—	—	(42)

Income before income taxes	26,482	42,829	31,371	37,250	33,654
Income taxes	11,839	18,575	12,862	14,096	12,303

Net income	$14,643	$24,254	$18,509	$23,154	$21,351

Net income per share:
Basic	$0.40	$0.63	$0.46	$0.57	$0.53

Diluted	$0.38	$0.60	$0.46	$0.57	$0.53

Weighted average shares used in per share calculations:
Basic	36,751	38,522	39,768	40,367	39,707

Diluted	38,819	40,729	40,760	40,854	40,398

	As of January 31,
	2000	2001	2002	2003	2004
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$101,144	$112,658	$132,594	$143,074	$296,495
Working capital	89,631	105,010	117,378	124,151	278,178
Total assets	149,059	203,818	231,070	264,523	473,661
Total liabilities	34,535	46,673	46,294	51,561	278,383
Total stockholders’ equity	114,524	157,145	184,776	212,962	195,278

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements of SERENA and the notes thereto included elsewhere in this report. Our discussion contains forward-looking statements under the Private Securities Reform Act of 1995 which include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements contained in this report that are not historical facts. When used in this report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions. Factors that could cause or contribute to such differences include but are not limited to, our ability to successfully integrate our recently announced offer for Merant plc; our reliance on our mainframe products for revenue; the percentage of license revenue typically closed at the end of each quarter making estimation of operating results prior to the end of the quarter extremely uncertain; weak economic conditions worldwide which may continue to affect the overall demand for software and services, which has resulted in and could continue to result in decreased revenues or lower revenue growth rates; changes in revenue mix and seasonality; our ability to deliver our products on the distributed systems platform; dependence on revenues from our installed base; continued demand for additional mainframe MIPS capacity; expansion of our international organizations; and our ability to manage our growth and those set forth under “Factors That May Affect Future Results” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Business”, and elsewhere in, or incorporated by reference into, this report. We assume no obligation to update the forward-looking information contained in this report.

Overview

SERENA Software, Inc. is an industry leading supplier of software that automates change to enterprise code and content. SERENA’s Enterprise Change Management (“ECM”) strategy manages the Software Change Management (“SCM”) process throughout the entire application development lifecycle across multiple platforms—from the mainframe to the Web. SERENA was founded in 1980 and we introduced our first SCM product, Comparex, in 1981. Since then, SERENA has developed a full suite of mainframe products, including our flagship product ChangeMan ZMF, which was introduced in 1988. In June 1999, SERENA introduced ChangeMan DS, a distributed systems product providing an end-to-end solution to SCM across the enterprise from the mainframe to the desktop to the Web. IT managers use our products to track software changes during the software application design and development process, manage separate programming teams that are concurrently developing and enhancing applications, and oversee the deployment of the software applications across both the mainframe and distributed systems environments. In June 2003, we introduced TeamTrack, a distributed systems product from our TeamShare acquisition providing leading-edge issue and request management technology; in September 2003, we announced the next-generation advanced framework for Application Life Cycle Management, the SAFE Framework (Serena Application Framework for Enterprises) which will revolutionize enterprise operations by facilitating cross-process integration; and in November 2003, we introduced TeamTrack version 6, our first product to deliver on the Next-Generation SAFE Framework.

On June 5, 2003, the Company acquired TeamShare, Inc., a privately held company based in Colorado Springs, Colorado and specializing in Web-based enterprise collaborative software solutions. The TeamShare acquisition was accounted for under the purchase method of accounting and the results of operations of TeamShare are included in SERENA’s historical results after the acquisition date.

On February 12, 2004, the Company filed with the Securities and Exchange Commission a Form S-3 Registration Statement under the Securities Act of 1933, to register securities in connection with the Company’s issuance on December 15, 2003 of 1.5% Convertible Subordinated Notes due 2023 (the “Notes”) in a private placement. With the Notes, the Company raised approximately $213.3 million, net of costs. The Company will pay interest on the Notes on June 15 and December 15 of each year. The first interest payment will be made on June 15, 2004. Under certain conditions, the Notes are convertible into shares of the Company’s common stock at an initial conversion rate of 45.0577 shares per $1,000 principal (representing an initial conversion price of approximately $22.194), subject to certain adjustments. Upon conversion of 100% of the Notes, the Company would be required to issue 9,912,588 shares of its common stock.

The Company has pledged a portfolio of U.S. government securities to secure the first six scheduled interest payments on the Notes. Accordingly, as of January 31, 2004, the Company has approximately $9.6 million in restricted cash against this pledge. Other than this pledge of U.S. government securities, the Notes are subordinated unsecured obligations and rank junior in right of payment to the Company’s existing and future senior indebtedness and structurally subordinated to all indebtedness and other liabilities of the Company’s subsidiaries. The notes are not listed on any securities exchange.

In connection with the Notes, the Company recorded in the fourth fiscal quarter $6.7 million in deferred debt issuance costs, which will be amortized over 5 years, the term of the initial put option by the Note holders. As of January 31, 2004, the Company had approximately $6.6 million in deferred debt issuance costs and had amortized approximately $0.1 million in the fourth fiscal quarter ended January 31, 2004. Amortization of deferred debt issuance costs will be $1.34 million annually going forward through December 15, 2008, when the initial put option expires, or earlier, upon conversion of the notes.

On March 3, 2004, the Company’s Board of Directors, together with the Board of Directors of Merant plc. (“Merant”), announced that they had reached agreement on the terms of a recommended cash and share offer (the “Offer”) to be made by the Company and by Lehman Brothers on its behalf (outside of the United States) for the entire issue and to be issued share capital of Merant, including Merant Shares represented by Merant ADSs (“American Depository Shares”). The Offer was made on March 18, 2004. If completed, the acquisition will create the second largest provider of Enterprise Change Management (“ECM”) software solutions, serving the complex change management needs of at least 46 of the Fortune 50 largest companies worldwide, with a resulting combined install base of over 15,000 customers. See Note 11(b) of Notes to Consolidated Financial Statements for a further discussion on the Merant acquisition.

The Offer is 195 pence for each Merant Share to be satisfied by 136.5 pence in cash and 0.04966 of a new Serena Share. This is based on an exchange rate of US$1.8488 : GBP1.00 and a price per Serena Share of US$21.78. The Company is offering a mix and match election under which Merant Seurityholders who validly accept the Offer may request to vary the proportions in which they receive Serena Shares and cash in respect of their Merant Shares. At 195 pence for each Merant Share, and given the exchange rate and Serena Share price noted above, the Offer values the entire issued share capital of Merant at approximately GBP206 million (US$380 million). As of January 31, 2004, Merant had net cash and equivalents of GBP38.8 million (US$70.7 million based on an exchange rate of US$1.8202 : GBP1.00). The Company expects to complete the offer by late April or early May of this year.

On March 8, 2004, in connection with the Company’s cash and share offer to acquire Merant, the Company filed with the Securities and Exchange Commission a Form S-4 Registration Statement under the Securities Act of 1933. On March 18, 2004, the Company filed with the Securities and Exchange Commission a Pre-Effective Amendment No. 1 to a Form S-4 Registration Statement (Form S-4/A) under the Securities Act of 1933. On April 5, 2004, the Company filed with the Securities and Exchange Commission a Pre-Effective Amendment No. 2 to a Form S-4 Registration Statement (Form S-4/A) under the Securities Act of 1933.

SERENA experienced an increase in total revenues as total revenues increased from $95.8 million in fiscal 2003 to $105.6 million in fiscal 2004. In the two fiscal years ended January 31, 2003 and 2002, SERENA had experienced decreases in total revenue as total revenues went from $103.6 million in fiscal 2001 to $98.6 million and $95.8 million in fiscal 2002 and fiscal 2003, respectively. The overall demand for the Company’s software depends in large part on general and economic business conditions. The general weakening of the worldwide economy and resulting slowdown in IT spending contributed to the overall decrease in total revenues.

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

In fiscal 2004, 71% of our software license revenue was derived from our mainframe products and 29% from our distributed systems products. Customers typically purchase the mainframe products under Million Instructions Per Second, or MIPS-based, perpetual licenses. Mainframe software products and applications are usually priced based on hardware computing capacity. MIPS is a capacity measurement used by hardware manufacturers to rate computer size to determine the amount of capacity for running applications and supporting users. The higher a hardware’s MIPS capacity, the more expensive a software license will be. Customers increasing their MIPS capacity are required to purchase an additional software license when upgrading the hardware. Our distributed systems products are licensed on a per user seat basis. Software products are also typically priced based on a perpetual license agreement, which entitles a customer to use the product on an ongoing basis. Initial mainframe license transactions generally include one year of software maintenance and support. Any factors adversely affecting the pricing of, demand for or market acceptance of our mainframe or distributed systems products, such as competition or technological change, could materially adversely affect our business, operating results and financial condition. See “Factors That May Affect Future Results—We Have Relied and Expect to Continue to Rely on Sales of Our Mainframe Products for Our Revenue” and “Our Business Is Dependent on the Continued Market for IBM and IBM-Compatible Mainframes.”

We also provide ongoing maintenance, which includes technical support, version upgrades and enhancements, for an annual fee of approximately 17% to 18% of the discounted list price of the licensed product. We recognize maintenance revenue over the term of the maintenance contract on a straight-line basis.

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

Historically, SERENA’s revenue has primarily been attributable to sales in North America. Revenue attributable to sales in North America accounted for approximately 81% in fiscal 2002 and 71% in both fiscal 2003 and fiscal 2004 of SERENA’s total revenue.

Our international revenue is attributable principally to our European operations. International sales represented approximately 19% of our total revenue in fiscal 2002 and 29% in both fiscal 2003 and fiscal 2004. International revenue growth in fiscal 2004, when compared to 2003, and in fiscal 2003, when compared to 2002, was 11% and 46%, respectively. The increase in international sales as a percentage of total revenue in fiscal 2003 and the international revenue growth rate increase in fiscal 2003 are both the result of several large transactions with one international customer in fiscal 2003. This single customer accounted for 13% of total revenue in fiscal 2003. No single customer accounted for 10% or more of total revenue in fiscal 2004 or 2002.

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

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. In many instances, we could have reasonably used different accounting estimates, and in other instances changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from the estimates made by us. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation of our financial condition or results of operations could be affected.

On an ongoing basis, management evaluates its estimates and judgements, including those related to revenue recognition, trade accounts receivable and allowance for doubtful accounts, impairment or disposal of long-lived assets, and accounting for income taxes, among other things. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We refer to accounting estimates of this type as critical accounting policies, which are discussed further below.

In addition to these estimates and assumptions that are utilized in the preparation of historical financial statements, the inability to properly estimate the timing and amount of future revenues could significantly affect our future operations. We must make assumptions and estimates as to the timing and amount of future revenue. Specifically, our sales personnel monitor the status of all proposals, including the estimated closing date and potential dollar amount of such transactions. We aggregate these estimates periodically to generate a sales pipeline and then evaluate the pipeline to identify trends in our business. This pipeline analysis and related estimates of revenue may differ significantly from actual revenues in a particular reporting period as the estimates and assumptions were made using the best available data at the time, which is subject to change. Specifically, the slowdown in the global economy and information technology spending has caused and may continue to cause customer purchasing decisions to be delayed, reduced in amount or cancelled, all of which have reduced and could continue to reduce the rate of conversion of the pipeline into contracts. A variation in the pipeline or the conversion rate of the pipeline into contracts could cause us to plan or budget inaccurately and thereby could adversely affect our business, financial condition or results of operations. In addition, because a substantial portion of our software license contracts close in the latter part of a quarter, we may not be able to adjust our cost structure to respond to a variation in the conversion of the pipeline in a timely manner, and thereby the delays may adversely and materially affect our business, financial condition or results of operations.

We believe the following are critical accounting policies and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition.    SERENA recognizes revenues in accordance with SOP 97-2, Software Revenue Recognition, as amended by SOP 98-9, and recognizes revenues when all of the following criteria are met as set forth in paragraph 8 of SOP 97-2: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the fee is fixed or determinable and (4) collectibility is probable.

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

Impairment or Disposal of Long-Lived Assets.    The Company adopted SFAS No. 144 on February 1, 2002. The adoption of SFAS No. 144 did not affect the Company’s financial statements.

In accordance with SFAS No. 144, long-lived assets, such as property, plant and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

To date, there has been no significant impairment of long-lived assets and the Company does not expect to record an impairment loss on its long-lived assets in the near future.

Goodwill is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. This determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting unit and compares it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill.

The Company completed this test during the fourth quarters of fiscal 2003 and fiscal 2004, and the Company is not required to record an impairment loss on goodwill.

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

Historical Results of Operations

The following table sets forth the historical results of operations for SERENA expressed as a percentage of total revenue and are not necessarily indicative of the results for any future period. Historical results include the post-acquisition results of TeamShare from June 5, 2003.

	Percentage of Revenue Fiscal Year Ended January 31,
	2002	2003	2004
Revenue:
Software licenses	50%	46%	43%
Maintenance	42%	47%	48%
Professional services	8%	7%	9%

Total revenue	100%	100%	100%

Cost of revenue:
Software licenses	1%	1%	1%
Maintenance	5%	6%	6%
Professional services	7%	7%	8%

Total cost of revenue	13%	14%	15%

Gross profit	87%	86%	85%

Operating expenses:
Sales and marketing	30%	27%	28%
Research and development	13%	12%	13%
General and administrative	7%	8%	7%
Amortization of intangible assets, including goodwill in fiscal 2002	8%	5%	8%
Restructuring charges	3%	—	—

Total operating expenses	61%	52%	56%

Operating income	26%	34%	29%
Interest income	6%	5%	3%
Interest expense	—	—	—
Amortization of debt issuance costs	—	—	—

Income before income taxes	32%	39%	32%
Income taxes	13%	15%	12%

Net income	19%	24%	20%

Comparison of Fiscal Years Ended January 31, 2002, 2003 and 2004

Revenue

SERENA’s total revenue was $98.6 million, $95.8 million and $105.6 million in fiscal 2002, 2003 and 2004, respectively, representing a 3% decrease from fiscal 2002 to 2003 and a 10% increase from fiscal 2003 to 2004.

Software Licenses.    Software licenses revenue was $49.5 million, $44.3 million and $45.5 million in fiscal 2002, 2003 and 2004, representing 50%, 46% and 43% of total revenue, respectively. Software licenses revenue decreased $5.2 million or 11% from fiscal 2002 to 2003 and increased $1.2 million or 3% from fiscal 2003 to 2004. The decrease in fiscal 2003, when compared to fiscal 2002, is generally attributable to a slowdown in IT spending across all products as a result of the continuing weak economic conditions in both the U.S. and Europe and, to a lesser extent delays experienced in executing certain sales transactions; all partially offset by increases in our StarTool family of products license revenue due to a large StarTool transaction with a single international customer in the third quarter of fiscal 2003, and to a lessor extent, increases in our distributed systems license revenue. The increase in fiscal 2004, when compared to fiscal 2003, is generally attributable to increases in our distributed systems license revenue, in part fueled by new sales of TeamTrack coming from our TeamShare acquisition in the second quarter of fiscal 2004; all partially offset by a decrease in the StarTool family of products license revenue. In particular, sales of our ChangeMan ZMF, ChangeMan DS, TeamTrack and Comparex products continue to make up a significant portion of our total software licenses revenue. Combined, they accounted for $37.2 million, $30.1 million and $35.6 million in fiscal 2002, 2003 and 2004, representing 75%, 68% and 78% of total software licenses revenue, respectively. Sales of our distributed systems products, predominantly ChangeMan DS prior to fiscal 2004 and both ChangeMan DS and TeamTrack beginning in fiscal 2004, make up an increasing proportion of total software licenses revenue. Distributed systems products accounted for $13.1 million or 29% of total software licenses revenue in fiscal 2004 as compared to $8.8 million or 20% and $8.1 million or 16% in fiscal 2003 and 2002, respectively. The Company expects that its distributed systems revenues will increase, and that ChangeMan ZMF, ChangeMan DS, TeamTrack and Comparex will continue to account for a substantial portion of software licenses revenue in the future. We may experience slower growth in license revenue in the near term.

Maintenance.    Maintenance revenue was $41.8 million, $44.5 million and $51.0 million in fiscal 2002, 2003 and 2004, representing 42%, 47% and 48% of total revenue, respectively. Maintenance revenue increased $2.7 million or 6% from fiscal 2002 to 2003 and $6.5 million or 15% from fiscal 2003 to 2004. The dollar increases reflect consistent renewal rates and growth in installed software licenses base, as new licenses generally include one year of maintenance, renewals of maintenance agreements by existing customers and, to a lesser extent, maintenance price increases; all partially offset by some cancellations in Comparex maintenance contracts, particularly beginning in fiscal 2002. Maintenance revenue as a percentage of total revenue has increased annually as a result of continued growth and a decline in the rate of license revenue growth from the general weakening of the economy and the slowdown in IT spending which began predominantly in the second quarter of fiscal 2002. We expect maintenance revenue to grow slightly in absolute dollars in the near term.

Professional Services.    Professional services revenue was $7.3 million, $7.0 million and $9.0 million in fiscal 2002, 2003 and 2004, representing 8%, 7% and 9% of total revenue, respectively. Professional services revenue decreased $0.3 million or 4% from fiscal 2002 to 2003 and increased $2.0 million or 28% from fiscal 2003 to 2004. The dollar decrease in fiscal 2003 when compared to fiscal 2002 is predominantly the result of a weak U.S. economy which generated declining license revenues and therefore fewer consulting opportunities and the deferral of existing consulting projects all beginning more specifically in the second quarter of fiscal 2002. The dollar and percentage increase in fiscal 2004 when compared to fiscal 2003 is predominantly due to an improvement in our consulting business which began in the second quarter of fiscal 2004 fueled in part by an increased number of large engagements. In general, professional services revenue is attributable to consulting opportunities resulting from our installed customer base and our expanded consulting service capabilities; all partially offset by price pressures on consulting rates, and the deferral of existing consulting projects. We may experience little or no growth in professional services revenue in the near term.

Cost of Revenue

Cost of revenue, which consists of cost of software licenses, cost of maintenance and cost of professional services, was $13.0 million, $13.3 million and $15.8 million in fiscal 2002, 2003 and 2004, representing 13%, 14% and 15% of total revenue, respectively. Cost of revenue decreased $0.3 million or 3% from fiscal 2002 to 2003 and increased $2.5 million or 19% from fiscal 2003 to 2004. As a percentage of total revenue, cost of revenue has increased slightly year over year predominantly due to margin declines in professional services due to the general weakening of the economy and price pressures on consulting rates, and to a lessor extent a decline in the cost of software licenses margin in fiscal 2003 over 2002.

Software Licenses.    Cost of software licenses consists principally of fees associated with our StarTool FDM product through the second quarter of fiscal 2004, and to a lesser extent, salaries, bonuses and other costs associated with our product release organization, and beginning in fiscal 2002, fees associated with integrating third party technology into our ChangeMan DS products. Cost of software licenses was $0.9 million, $1.2 million and $0.7 million in fiscal 2002, 2003 and 2004, representing 2%, 3% and 1% of total software licenses revenue, respectively. Cost of software licenses increased $0.3 million or 31% from fiscal 2002 to 2003 and decreased $0.5 million or 45% from fiscal 2003 to 2004. The increase in absolute dollar terms and as a percentage of total software licenses revenue in fiscal 2003, when compared to fiscal 2002, is the result of certain referral fees incurred for the first time in fiscal 2003 associated with license revenue in Europe, and to a lesser extent, fees associated with integrating third party technology into our ChangeMan DS products as those products represented a larger portion of total software licenses revenue in fiscal 2003. The decrease in absolute dollar terms and as a percentage of total software licenses revenue in fiscal 2004, when compared to fiscal 2003, is primarily due to the elimination of royalties related to our StarTool FDM product beginning in the third quarter of fiscal 2004.

Maintenance.    Cost of maintenance consists primarily of salaries, bonuses and other costs associated with our customer support organizations. Cost of maintenance was $5.4 million, $5.5 million and $6.4 million in fiscal 2002, 2003 and 2004, representing 13%, 12% and 12% of total maintenance revenue, respectively. Cost of maintenance increased $0.1 million or 2% from fiscal 2002 to 2003 and increased $0.9 million or 15% from fiscal 2003 to 2004. The dollar increases are predominantly due to increases in salaries, benefits and other employee related expenses associated with our customer support organizations as a result of the growth in support personnel headcount to support growth in both maintenance revenue and our installed customer base.

Professional Services.    Cost of professional services consists of salaries, bonuses and other costs associated with supporting our professional services organization. Cost of professional services was $6.6 million, $6.5 million and $8.7 million in fiscal 2002, 2003 and 2004, representing 90%, 92% and 97% of total professional services revenue, respectively. Cost of professional services decreased $0.1 million or 1% from fiscal 2002 to 2003 and increased $2.2 million or 34% from fiscal 2003 to 2004. The dollar decrease in fiscal 2003 when compared to fiscal 2002 is predominantly due to cost savings initiatives put in place beginning in the third quarter of fiscal 2002 and general cost reductions associated with the decline in our professional services revenue base. The dollar increase in fiscal 2004 when compared to fiscal 2003 is predominantly due to an increase in salaries, benefits and other employee related expenses associated with our professional services organization to support higher professional services revenue and increases in third party contractor costs. As a percentage of total professional services revenues, the cost of professional services increased annually predominantly due to the continued weak U.S. economy, price pressures on consulting rates and increases in third party contractor costs.

Operating Expenses

Sales and Marketing.    Sales and marketing expenses consist primarily of salaries, commissions and bonuses, payroll taxes and employee benefits as well as travel, entertainment and marketing expenses. Sales and marketing expenses were $29.4 million, $26.4 million and $29.2 million in fiscal 2002, 2003 and 2004, representing 30%, 27% and 28% of total revenue, respectively. Sales and marketing expenses decreased $3.0 million or 10% from fiscal 2002 to 2003 and increased $2.8 million or 11% from fiscal 2003 to 2004. The dollar decrease in fiscal 2003, when compared to fiscal 2002, was predominantly due to the continuation of the cost savings initiatives put in place as part of the Company’s restructuring plans announced early in the third quarter of fiscal 2002. The dollar increase in fiscal 2004, when compared to fiscal 2003, is due primarily to the expansion of our direct sales and marketing organizations to support license revenue growth, and to a lesser extent, salary, benefits and other employee related cost increases associated with our TeamShare acquisition in the second quarter of fiscal 2004. In fiscal 2003, when compared to fiscal 2002, sales and marketing expenses as a percentage of total revenue decreased as the rate of decrease in sales and marketing expenses, which in fiscal 2003 included a full year’s benefit of the cost containment measures associated with the Company’s restructuring plans put in place in the third quarter of fiscal 2002, was greater than the rate of decrease in total revenues. In fiscal 2004, when compared to fiscal 2003, sales and marketing expenses as a percentage of total revenue increased slightly as the rate of growth in sales and marketing expenses, in part fueled by the TeamShare acquisition in the second quarter of fiscal 2004, was greater than the rate of growth in total revenues. In absolute dollar terms, we expect sales and marketing expenses to increase as we continue to hire additional sales and marketing personnel, market our distributed systems products and undertake additional marketing programs.

Research and Development.    Research and development expenses consist primarily of salaries, bonuses, payroll taxes and employee benefits and costs attributable to research and development activities. Research and development expenses were $13.3 million, $11.8 million and $14.0 million in fiscal 2002, 2003 and 2004, representing 13%, 12% and 13% of total revenue, respectively. Research and development expenses decreased $1.5 million or 11% from fiscal 2002 to 2003 and increased $2.2 million or 19% from fiscal 2003 to 2004. The dollar decrease in fiscal 2003, when compared to fiscal 2002, was predominantly due to the continuation of the cost savings initiatives put in place as part of the Company’s restructuring plans announced early in the third quarter of fiscal 2002. The dollar increase in fiscal 2004, when compared to fiscal 2003, was primarily due to increased costs generally associated with the expansion of our research and development efforts to enhance existing products and develop our distributed systems products and the Company’s acquisition of TeamShare in the second quarter of fiscal 2004. We expect research and development expenses to increase, both in absolute dollar terms and as a percentage of total revenue, as we continue to hire additional research and development personnel primarily to develop our distributed systems product suite.

General and Administrative.    General and administrative expenses consist primarily of salaries, bonuses, payroll taxes and benefits and certain non-allocable administrative costs, including legal and accounting fees and bad debts. General and administrative expenses were $6.6 million, $7.3 million and $7.3 million in fiscal 2002, 2003 and 2004, respectively, representing 7%, 8% and 7% of total revenue, respectively. General and administrative expenses increased $0.7 million or 10% from fiscal 2002 to 2003 and remained essentially the same in fiscal 2003 and 2004. In fiscal 2003, when compared to fiscal 2002, the dollar increase is primarily due to increases in foreign currency exchange losses associated with a weaker US dollar, partially offset by the continuation of cost containment measures initially put in place in the third quarter of fiscal 2002. In fiscal 2004, when compared to fiscal 2003, the dollar amount was unchanged as general increases in infrastructure and insurance costs were offset by a decrease in foreign currency exchange losses. We expect general and administrative expenses to increase in absolute dollar terms as we expand our infrastructure and our operations in the future.

Amortization of Intangible Assets, Including Goodwill in Fiscal 2002.    In connection with various prior acquisitions and most recently TeamShare in June 2003, the Company has recorded $93.0 million in intangible assets, off-set by amortization totaling $29.5 million as of January 31, 2004. Of the total intangible assets, $8.3 million, $4.5 million and $8.5 million was amortized in fiscal 2002, 2003 and 2004, respectively. Fiscal 2002 includes amortization of goodwill and identifiable assets with indefinite lives that beginning in fiscal 2003 is no longer being amortized under SFAS 142.

In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangibles, which the Company has adopted effective February 1, 2002. Accordingly, with the commencement of fiscal 2003, the Company no longer amortizes goodwill but instead reviews goodwill for impairment annually. Excluding goodwill and other intangible assets that will no longer be amortized, we expect amortization expense for our intangible assets with finite lives to be approximately $9.2 million, $7.7 million, $4.4 million and $1.6 million in fiscal 2005, 2006, 2007 and 2008, respectively. These intangible assets will be fully amortized by the end of fiscal 2008. See Notes 1(g), 3 and 10 of Notes to Consolidated Financial Statements of SERENA.

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

Interest Income, Interest Expense and Amortization of Debt Issuance Costs

Interest Income.    Interest income was $6.0 million, $4.7 million and $3.4 million in fiscal 2002, 2003 and 2004, respectively, representing decreases of $1.3 million or 21% in fiscal 2003 over 2002 and $1.3 million or 28% in fiscal 2004 over 2003. The dollar decrease in fiscal 2003, when compared to fiscal 2002, is generally due to reduced market interest rates, partially offset by increases in balances on interest-bearing accounts, such as cash and cash equivalents, and both short and long-term investments, resulting from the accumulation of earnings. The dollar decrease in fiscal 2004, when compared to fiscal 2003, is generally due to reduced market interest rates and decreases in cash balances of $54.7 million $19.4 million due to the Company’s stock repurchase program implemented throughout fiscal 2004 and TeamShare acquisition in June 2003, respectively, all partially offset by increases in balances on interest-bearing accounts, such as cash and cash equivalents, and both short and long-term investments, resulting from the accumulation of earnings.

Interest Expense.    The Company recorded interest expense totaling approximately $413,000 for the first time in fiscal 2004 in connection with the Company’s debt offering in the fourth fiscal quarter of 2004 in which it raised $213.3 million in cash, net of costs.

On December 15, 2003, the Company issued 1.5% Convertible Subordinated Notes due 2023 (the “Notes”) in a private placement. The Company will pay interest on the Notes on June 15 and December 15 of each year. The first interest payment will be made on June 15, 2004. Under certain conditions, the Notes are convertible into shares of the Company’s common stock at an initial conversion rate of 45.0577 shares per $1,000 principal (representing an initial conversion price of approximately $22.194 per share), subject to certain adjustments. Upon conversion of 100% of the Notes, the Company’s common stock issued would be 9,912,588.

The Company has pledged a portfolio of U.S. government securities to secure the first six scheduled interest payments on the Notes. Accordingly, as of January 31, 2004, the Company has approximately $9.6 million in restricted cash against this pledge. Other than this pledge of U.S. government securities, the Notes are subordinated unsecured obligations and rank junior in right of payment to the Company’s existing and future senior indebtedness and structurally subordinated to all indebtedness and other liabilities of the Company’s subsidiaries. The Notes are not listed on any securities exchange.

Amortization of Debt Issuance Costs.    In connection with the Notes, the Company recorded in the fourth fiscal quarter $6.7 million in debt issuance costs, which will be amortized over 5 years, the term of the initial put option by the Note holders. As of January 31, 2004, the Company had approximately $6.6 million in debt issuance costs and had amortized approximately $0.1 million in the fourth fiscal quarter ended January 31, 2004. Amortization of debt issuance costs will be $1.34 million annually going forward through December 15, 2008, when the initial put option expires, or earlier, upon conversion of the notes.

Income Taxes

Income Taxes.    Income taxes were $12.9 million, $14.1 million and $12.3 million in fiscal 2002, 2003 and 2004, representing effective income tax rates of 41%, 38% and 37%, respectively. The Company’s effective income tax rate has decreased annually. The effective income tax rate decrease in fiscal 2003, when compared to fiscal 2002, is predominantly the result of decreases in non-deductible charges and increased pre-tax income growth, and to a lesser extent, increases in tax credits. The effective income tax rate decrease in fiscal 2004, when compared to fiscal 2003, is in part due to research and experiment tax credits as a result of the TeamShare acquisition in the second quarter of fiscal 2004 and changes in pre-tax income projections. SERENA’s effective income tax rate has historically benefited from the United States research and experimentation tax credit and tax benefits generated from export sales made from the United States.

Liquidity and Capital Resources

Cash, cash equivalents and investments.    Since SERENA’s inception, we have financed our operations and met our capital expenditure requirements through cash flows from operations. As of January 31, 2004 and excluding the $9.6 million in restricted cash, SERENA had $257.3 million in cash and cash equivalents, and an additional $39.2 million and $70.7 million in short and long-term investments, respectively, consisting principally of high grade commercial paper, certificates of deposit and short and long-term corporate notes and bonds.

Net cash provided by operating activities.    Cash flows provided by operating activities were $39.2 million, $31.9 million and $34.4 million in fiscal 2002, 2003 and 2004, respectively. In fiscal 2002, the Company’s cash flows provided by operating activities exceeded net income principally due to the inclusion of non-cash expenses in net income, cash collections in advance of revenue recognition for maintenance contracts, and decreases in both trade accounts receivable and net deferred tax assets; all partially offset by decreases in corporate taxes payable and accrued expenses. In fiscal 2003, the Company’s cash flows provided by operating activities exceed net income principally due to an increase in corporate taxes payable, the inclusion of non-cash expenses in net income, and cash collections in advance of revenue recognition for maintenance contracts; all partially offset by increases in both accounts receivable and net deferred tax assets and a decrease in accrued expense. In fiscal 2004, the Company’s cash flows provided by operating activities exceeded net income principally due to the inclusion of non-cash expenses in net income, a decrease in accounts receivable and cash collections in advance of revenue recognition for maintenance contracts; all partially offset by decreases in corporate taxes payable and accrued expenses, and an increase in net deferred tax assets. Non-cash expenses included in net income consisted of amortization of deferred stock-based compensation in fiscal 2002 and 2003 only and amortization of intangible assets for all periods.

Net cash used in investing activities.    In fiscal 2002, 2003 and 2004, cash used in investing activities predominantly related to net purchases of short and long-term investments totaling $43.3 million, $14.7 million and $24.3 million, respectively, and to a lessor extent, the purchase of computer equipment and office furniture and equipment totaling $1.4 million, $1.4 million and $1.2 million, respectively. In fiscal 2004, cash used in investing activities also included the cash paid for the TeamShare acquisition, net of cash received, totaling $19.4 million.

Net cash provided by financing activities.    In fiscal 2002 and 2003, cash provided by financing activities was related to the exercise of stock options under the Company’s employee stock option plan totaling $3.2 million and $2.0 million, the repayment of principal on notes receivable from stockholders totaling $2.1 million and $2.0 million, and the sale of the Company’s common stock under the employee stock purchase plan totaling $1.8 million and $1.5 million, respectively; all partially offset by repurchases of the Company’s common stock under stock repurchase plans totaling $0.8 million and $1.5 million, respectively. In fiscal 2004, cash provided by financing activities was predominantly related to the Company’s subordinated notes in which it raised $213.3 million, net of costs, and to a lessor extent, the repayment of principal on notes receivable from stockholders totaling $7.0 million, the exercise of stock options under the Company’s employee stock option plan totaling $4.8 million, and the sale of the Company’s common stock under the employee stock purchase plan totaling $1.6 million; all partially offset by repurchases of the Company’s common stock under stock repurchase plans totaling $54.7 million and the reclassification of proceeds from the debt offering to restricted cash status totaling $9.6 million.

Liabilities and leases.    At January 31, 2004, the Company did not have any material commitments for capital expenditures and has no revolving credit agreement or other term loan agreements with any bank or other financial institution.

In December 2003, the Company issued $220.0 million in Subordinated Convertible Notes due December 15, 2023 (the “Notes”). The Notes bear interest at a rate of 1.5% per annum and are payable semiannually on June 15 and December 15 of each year. The Notes are subordinated in right of payment to all of our future senior debt. The Notes are convertible into shares of the Company’s common stock prior to maturity at an initial conversion rate of 45.0577 shares per $1,000 principal (representing an initial conversion price of approximately $22.194 per share), subject to adjustments under certain conditions. The entire outstanding principal amount of the Notes will become due and payable at maturity. The Company may redeem the Notes, in whole or in part, under certain circumstances and at certain times. Accrued interest to the redemption date will be paid by the Company in any such redemption. Upon conversion of 100% of the Notes, the Company’s common stock issued would be approximately 9.9 million shares.

At January 31, 2004, the Company had convertible subordinated notes outstanding totaling $220 million. The Notes bear interest at 1.5% per annum and are due in 2023. Accrued and unpaid interest on the Notes totaled $413,000 as of January 31, 2004 with restricted cash balances on hand totaling $9.6 million to cover the first six semi-annual interest payments.

The Company has noncancelable operating lease agreements for office space that expire between calendar 2004 and 2008. Minimum lease payments for the five succeeding years as of January 31, 2004 are as follows (in thousands):

Fiscal Year Ending January 31,
2005	$1,410
2006	1,359
2007	1,328
2008	722
2009	120
Thereafter	—

$4,939

Working capital, accounts receivable and deferred revenue.    At January 31, 2004, the Company had working capital of $278.2 million and accounts receivable, net of allowances, of $15.5 million. Total deferred revenue increased to $39.2 million at January 31, 2004 from $34.4 million at January 31, 2003 primarily as a result of increased billings of maintenance fees.

Acquisitions.    The aggregate amount of cash paid relating to acquisitions during the fiscal year ended January 31, 2004 was approximately $19.4 million. See Note 9 of Notes to Consolidated Financial Statements in Item 15 for a detailed discussion of completed acquisitions, which have affected our liquidity.

With respect to the Company’s offer to acquire Merant plc., we have incurred and expect to incur in the future certain significant legal, accounting, advisor fees and other costs related to the offer. Such costs have been and will be incurred even if the Company is unsuccessful in its offer to acquire Merant plc. In the event that the Company is unsuccessful in its offer to acquire Merant plc., for any reason, these charges would have a material adverse effect on our cash flow, earnings, operating results and financial condition.

Off-balance sheet arrangements.    As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of January 31, 2004, we are not involved in any unconsolidated SPE transactions.

We believe that current cash and short-term investments, and cash flows from operations will satisfy our working capital and capital expenditure requirements for at least the next twelve months. At some point in the future we may require additional funds for either operating or strategic purposes and may seek to raise the additional funds through public or private debt or equity financing. If we ever need to seek additional financing, there is no assurance that this additional financing will be available, or if available, will be on reasonable terms and not dilutive to our stockholders.

Effect of Recent Accounting Pronouncements

See Note 1(t) of Notes to Consolidated Financial Statements in Item 15 for a description of recent accounting pronouncements including the respective expected dates of adoption and effects on results of operations and financial condition.

Factors That May Affect Future Results

This report, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements under the Private Securities Reform Act of 1995 and other prospective information relating to future events. These forward-looking statements and other prospective information are subject to certain risks and uncertainties that could cause results to differ materially from historical results or anticipated results, including but are not limited to, our ability to successfully integrate our recently announced offer for Merant plc; our reliance on our mainframe products for revenue; the percentage of license revenue typically closed at the end of each quarter making estimation of operating results prior to the end of the quarter extremely uncertain; weak economic conditions worldwide which may continue to affect the overall demand for software and services, which has resulted in and could continue to result in decreased revenues or lower revenue growth rates; changes in revenue mix and seasonality; our ability to deliver our products on the distributed systems platform; dependence on revenues from our installed base; continued demand for additional mainframe MIPS capacity; expansion of our international organizations; our ability to manage our growth; and the following:

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

Management personnel identify, track and forecast future revenues, backlog and trends in our business. Our sales personnel monitor the status of all proposals, such as the estimated date when a transaction will close and the potential dollar amount of such sale. We aggregate these estimates periodically in order to generate a sales pipeline and then evaluate the pipeline at various times to look for trends in our business. While this pipeline analysis provides visibility to our potential customers and the associated revenues for budgeting and planning purposes, these pipeline estimates may not consistently correlate to revenues in a particular quarter or ever. A slowdown in the economy, domestically and internationally, has caused and may continue to cause customer purchasing decisions to be delayed, reduced in amount or cancelled, all of which have reduced and could continue to reduce the rate of conversion of the pipeline into contracts. A variation in the pipeline or in the conversion of the pipeline into contracts could cause us to plan or budget improperly and thereby could adversely affect our business or results of operations. In addition, primarily due to a substantial portion of our software licenses revenue contracts closing in the latter part of a quarter, management may not be able to adjust the Company’s cost structure in response to a variation in the conversion of the pipeline into contracts in a timely manner, and thereby adversely affect our business or results of operations.

If SERENA Encounters Difficulties Integrating the Business Operations of SERENA and Merant, It Could Adversely Affect the Business of the Combined Company

We intend, to the extent possible, to integrate our operations with those of Merant. Our goal in integrating these operations is to increase earnings and achieve cost savings by taking advantage of the significant anticipated synergies of consolidation and enhanced growth opportunities. We anticipate incurring severance payments and other employee related costs, costs for lease terminations, meetings, trainings, rebranding, integration of information technology systems, and other costs in connection with the integration of SERENA and Merant. We cannot be sure that we will not encounter substantial difficulties integrating our operations with Merant’s operations, resulting in a delay or the failure to achieve the anticipated synergies and, therefore, the expected increases in earnings and cost savings. The difficulties of combining the operations of the two companies include, among other things:

•	Possible inconsistencies in standards, controls, procedures and policies, business cultures and compensation structures between SERENA and Merant;

•	Coordinating and consolidating ongoing and future research and development efforts;

•	Consolidating corporate and administrative infrastructure, particularly in light of Merant’s complex corporate structure;

•	Integrating and managing the technologies and products of the two companies, including consolidating and integrating computer information systems;

•	Consolidating sales and marketing operations;

•	Retaining existing customers and attracting new customers;

•	Retaining strategic partners and attracting new strategic partners;

•	Retaining key employees;

•	Retaining and integrating distributors and key sales representatives;

•	Identifying and eliminating redundant and underperforming operations and assets;

•	Using capital assets efficiently to develop the business of the combined company;

•	Minimizing the diversion of management’s attention from ongoing business concerns;

•	Coordinating geographically separate organisations;

•	Possible tax costs or inefficiencies associated with integrating the operations of the combined company;

•	Possible modification of operating control standards in order to comply with the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated thereunder; and

•	Retaining and attracting new employees to support existing and new products and new technology development.

For these reasons, we may fail to complete successfully the necessary integration of SERENA and Merant, or to realise any of the anticipated benefits of the integration of the two companies. Actual cost savings and synergies may be lower than we currently expect and may take a longer time to achieve than we currently anticipate.

Whether or Not The Offer Is Completed, the Announcement of the Offer May Cause Disruptions, Including Potential Loss of Customers, Suppliers and Other Business Partners, in the Business of SERENA or Merant, Which Could Have Material Adverse Effects on Each Company’s or the Combined Company’s Business and Operations

Whether or not the offer is completed, SERENA’s and Merant’s customers, suppliers, distributors, licensors and other business partners, in response to the announcement of the offer, may adversely change or terminate their relationships with either company or the combined company, which could have a material adverse effect on the business of the company concerned. Certain of SERENA’s or Merant’s current or potential customers may cancel or defer orders for each company’s products. In addition, customers of both companies may expect re-negotiated pricing as a result of the offer or the announcement of the offer. The announcement of the offer may also adversely affect the companies’ ability to attract new customers.

Some of the contracts with suppliers, distributors, system integrators, customers, licensors, facility owners and other business partners require SERENA or Merant to obtain consent from these other parties in connection with the offer. If their consent cannot be obtained on favourable terms, the combined company may incur higher costs related to replacing suppliers, may suffer a loss of potential future revenue and may lose rights to facilities or intellectual property that are material to the business of the combined company.

Charges to Earnings Resulting From the Acquisition, Including the Application of the Purchase Method of Accounting, and Restructuring and Integration Costs May Materially Adversely Affect the Market Value of SERENA Shares Following the Acquisition

In accordance with US GAAP, the combined company will account for the acquisition using the purchase method of accounting. The combined company will allocate the total estimated purchase price to Merant’s net tangible assets, amortisable intangible assets, and in-process research and development based on their fair values as at the date of completion of the acquisition, and record the excess of the purchase price over those fair values as goodwill. The combined company’s financial results, including earnings per share, could be adversely affected by a number of financial adjustments required by US GAAP including the following:

•	The portion of the existing deferred revenues on Merant’s balance sheet at the closing of the acquisition which represents maintenance revenue will be adjusted, based on estimated cost to deliver plus an appropriate gross margin;

•	The portion of the estimated purchase price allocated to in-process research and development will be expensed by the combined company in the quarter in which the acquisition is completed;

•	The combined company will incur additional amortization expense over the estimated useful lives of certain of the intangible assets acquired in connection with the acquisition during such estimated useful lives; and

•	To the extent the value of goodwill or intangible assets with indefinite lives becomes impaired, the combined company may be required to incur material charges relating to the impairment of those assets.

We expect to incur costs associated with combining the operations of the two companies, including advisors’ fees and other costs related to the offer and the acquisition. These costs may be substantial and may include those related to the severance and stock option acceleration provisions of Merant’s employee benefit plans, which could be triggered by the acquisition. We also face potential costs related to employee redeployment or relocation, employee retention which could include salary increases, bonuses or option grants, reorganisation or closure of facilities, relocation and disposal of excess equipment, termination of contracts with third parties that provide redundant or conflicting services and other integration costs. We have not yet determined the amount of these costs. We expect to account for these costs as purchase related adjustments when the acquisition is completed, which will decrease our net income and impact cash balances for the periods in which those adjustments are made. Each of these charges would negatively impact earnings, which could have a material adverse effect on the price of SERENA shares.

The Cash Portion of the Consideration to be Paid In Our Offer to Merant Securityholders Who Accept the Offer is Based on a Fixed Amount of Pounds Sterling and, Therefore, SERENA is Subject to Currency Fluctuations Through the Payment Date

Because SERENA will pay all holders of Merant shares in pounds sterling, SERENA must buy pounds sterling with US dollars at the prevailing exchange rate on the payment date. As a result, the actual amount of US dollars required to buy a sufficient amount of pounds sterling to pay the cash portion of the consideration to such holders will depend upon the exchange rate prevailing on the business day on which the funds are made available by SERENA to the UK Receiving Agent. Additionally, because the cash portion of the consideration payable in the offer is a fixed amount of pounds sterling, the actual amount of US dollars that SERENA will pay with respect to the cash portion of the consideration will depend upon the exchange rate prevailing on the business day on which the funds are made available by SERENA to the US Depositary. Therefore, SERENA is subject to the risk of fluctuations in the dollar/pound sterling exchange rate.

We Have Relied and Expect to Continue to Rely on Sales of Our Mainframe Products for Our Revenue

Historically, the majority of our software license revenue has resulted from the sale of our mainframe products. Any factors adversely affecting the pricing of, demand for or market acceptance of our mainframe products, such as competition or technological change, could materially adversely affect our business and quarterly and annual operating results. Our mainframe products have been responsible for a significant portion of our revenue. In each of the last three fiscal years ending January 31, 2002, 2003 and 2004, sales of our mainframe products accounted for approximately 84%, 80% and 71% of our total software licenses revenue, respectively. We expect that these products will continue to account for a large portion of our software licenses revenue for the foreseeable future. Our future operating results depend on the continued market acceptance of our mainframe products, including future enhancements.

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

•	Increase our sales and marketing activities, including expanding our United States and international direct sales forces and extending our telesales efforts;

•	Develop our technology, including our distributed systems products;

•	Invest in penetrating the systems integrator and federal government marketplaces;

•	Include expenses associated with our TeamShare acquisition;

•	Expand our distribution channels; and

•	Pursue strategic relationships and acquisitions.

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

Our License Revenues from Products for Distributed Systems May Fluctuate

We introduced our ChangeMan DS product in fiscal 2000, our ChangeMan ALM and ChangeMan ECP products in fiscal 2001, our ChangeMan WCM product in the first quarter of fiscal 2002 and our ChangeMan

ZDD product in the first quarter of fiscal 2003. In the second quarter of fiscal 2004, we acquired the TeamTrack product with our acquisition of TeamShare effective June 5, 2003. While license revenues from our distributed systems products increased to 29% of total license revenues in fiscal 2004, they may fluctuate materially from quarter to quarter and could in fact decline. We are currently developing new products and enhancing our product suite to support additional distributed systems products. If we do not successfully develop, market, sell and support our distributed systems products, this would materially adversely affect our business and our future quarterly and annual operating results. Historically, the majority of our products have been designed for the mainframe platform, and the majority of our software license revenue, maintenance revenue and professional services revenue to date have been attributable to licenses for these mainframe products. We have limited experience developing, marketing; selling or supporting distributed systems products. Our sales and marketing organizations have historically focused exclusively on sales of our products for the mainframe and have limited experience marketing and selling distributed systems products. Additionally, we have limited experience in providing support services for distributed systems products. Many of our competitors have substantially greater experience providing distributed systems compatible software products than we do, and many also have significantly greater financial and organizational resources.

The License Revenues from our IBM OEM Relationship May Fluctuate

In January 2002, we entered into an OEM Agreement with IBM Corporation (“IBM”) whereby IBM acquired the rights to resell our StarTool APM technology. IBM provides SERENA a quarterly royalty report one month after each of IBM’s calendar quarters detailing licenses and maintenance sold through to end users during the quarter. While license revenues from our IBM OEM relationship were 9% of total license revenues in fiscal 2004, they may fluctuate materially from quarter to quarter and could in fact decline. We recognized our first revenue from this arrangement in the second quarter of fiscal 2003. Because we have little or no visibility during the quarter on pipelines, sales forecasts, sales volumes or the amount of license revenue that will be reported, we cannot accurately predict the IBM revenue or our operating results for the quarter or any future quarter. Because the IBM OEM license revenue may be significant to our total license revenue in any fiscal quarter, any decline in revenue could materially adversely affect our business and our future quarterly and annual operating results.

Acquisitions May be Difficult to Integrate, Disrupt Our Business, Dilute Stockholder Value or Divert the Attention of Our Management

In June 2003, we acquired TeamShare, Inc.; in March 2003, we announced our offer for Merant plc.; and we may acquire or make investments in other companies and technologies. In the event of any acquisitions or investments, we could:

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

We Intend to Expand Our International Operations and May Encounter a Number of Problems in Doing So; There Are Also a Number of Factors Associated With International Operations that Could Adversely Affect Our Business

Expansion of International Operations.    We intend to expand the scope of our international operations, although more slowly than in prior years, and currently have sales subsidiaries in the United Kingdom, Germany, Sweden, France and Belgium. If we are unable to expand our international operations successfully and in a timely manner, or if these operations experience declining revenue growth, this could materially adversely affect our business and quarterly and annual operating results. We have only limited experience in marketing, selling and supporting our products internationally. Additionally, we do not have any experience in developing foreign language versions of our products. Such development may be more difficult or take longer than we anticipate. We may not be able to successfully market, sell, deliver and support our products internationally.

Risks of International Operations.    International sales represented 29% of our total revenue in the current fiscal year ended January 31, 2004, as compared to 29% and 19% in each of the fiscal years ended January 31, 2003 and 2002, respectively. Our international revenue is attributable principally to our European operations. Our international operations are, and any expanded international operations will be, subject to a variety of risks associated with conducting business internationally that could materially adversely affect our business and future quarterly and annual operating results, including the following:

•	Difficulties in staffing and managing international operations;

•	Problems in collecting accounts receivable;

•	Longer payment cycles;

•	Fluctuations in currency exchange rates;

•	Inability to control or predict the levels of revenue produced by our international distributors;

•	Seasonal reductions in business activity during the summer months in Europe and certain other parts of the world;

•	Recessionary environments in foreign economies; or

•	Increases in tariffs, duties, price controls or other restrictions on foreign currencies or trade barriers imposed by foreign countries.

Substantial Leverage and Debt Service Obligations May Adversely affect Our Cash Flow

As a result of the sale of the Convertible Subordinated Noted due 2023, we incurred $220 million of indebtedness. There is a possibility that we may be unable to generate cash sufficient to pay the principal of, interest on and other amounts due in respect of our indebtedness when due. We are not restricted under the indenture governing the notes from incurring additional debt in the future.

Our substantial leverage could have significant negative consequences, including:

•	Increasing our vulnerability to general adverse economic and industry conditions;

•	Limiting our ability to obtain additional financing;

•	Requiring the dedication of a portion of our expected cash flow from operations to service our indebtedness, thereby reducing the amount of our expected cash flow available for other purposes, including capital expenditures;

•	Limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete; and

•	Placing us at a possible competitive disadvantage relative to less leveraged competitors and competitors that have better access to capital resources.

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

Mainframe Competition.    We currently face competition from a number of sources, including:

•	Customers’ internal IT departments;

•	Providers of SCM products that compete directly with ChangeMan ZMF and Comparex such as Computer Associates, IBM and smaller private companies; and

•	Providers of application development programmer productivity and system management products such as Compuware, IBM and smaller private companies.

Competition in the Distributed Systems SCM Market.    We also face significant competition as we develop, market and sell our distributed systems products, including ChangeMan DS and TeamTrack. If we are unable to successfully penetrate the distributed systems SCM market, our business and future quarterly and annual operating results will be materially adversely affected. Penetrating the existing distributed systems SCM market will be difficult. Competitors in the distributed systems market include IBM/Rational Software, Computer Associates, MERANT, Microsoft, Telelogic and other smaller private companies.

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

Item 7A.    Quantitative and Qualitative Disclosure about Market Risk

The Company does not use derivative financial instruments in its investment portfolio and has no foreign exchange contracts. Its financial instruments consist of cash and cash equivalents, short and long-term investments, trade accounts receivable and accounts payable. The Company considers investments in highly liquid instruments purchased with a remaining maturity of 90 days or less to be cash equivalents. All of the Company’s cash equivalents and short and long-term investments principally consist of commercial paper and debt securities, and are classified as available-for-sale as of January 31, 2004. The Company’s exposure to market risk for changes in interest rates relates primarily to its short and long-term investments and short-term obligations, thus, a hypothetical 10% fluctuation in interest rates would not have a material impact on the fair value of these securities.

Sales to foreign countries accounted for approximately 29% of the total sales for fiscal 2004, as compared to 29% and 19% in fiscal 2003 and 2002, respectively. Because the Company invoices certain of its foreign sales in currencies other than the United States dollar, predominantly the British pound sterling and euro, and does not hedge these transactions, fluctuations in exchange rates could adversely affect the translated results of operations of the Company’s foreign subsidiaries. Therefore, foreign exchange fluctuations could create a risk of significant balance sheet gains or losses on the Company’s consolidated financial statements. However, given the

Company’s foreign subsidiaries’ net book values as of January 31, 2004 and net cash flows for the most recent fiscal year then ended, the Company does not believe that a hypothetical 10% fluctuation in foreign currency exchange rates would have a material impact on our financial position or results of operations.

Item 8.    Financial Statements and Supplementary Data

FINANCIAL STATEMENTS

Our financial statements required by this item are submitted as a separate section of this Form 10-K. See Item 14(a)1 for a listing of financial statements provided in the section titled, “FINANCIAL STATEMENTS.”

SUPPLEMENTARY DATA

The following tables (presented in thousands, except per share data) set forth quarterly unaudited supplementary data for each of the years in the two-year period ended January 31, 2004. All share and per share data referred to in the table below have been adjusted to reflect the three-for-two stock split in the form of a stock dividend of our common stock effected March 21, 2000.

	Fiscal 2004
	Quarter Ended				Year Ended Jan. 31,
	Apr. 30,	Jul. 31,	Oct. 31,	Jan. 31,
Revenue	$24,367	$24,913	$26,655	$29,621	$105,556
Cost of revenue	3,482	4,054	4,197	4,043	15,776
Gross profit	20,885	20,859	22,458	25,578	89,780
Operating expenses	12,513	14,298	15,557	16,702	59,070
Operating income	8,372	6,561	6,901	8,876	30,710
Income before income taxes	9,377	7,374	7,578	9,325	33,654
Income taxes	3,563	2,655	2,728	3,357	12,303
Net income	5,814	4,719	4,850	5,968	21,351
Net income per share:
Basic	0.14	0.12	0.12	0.15	0.53
Diluted	0.14	0.12	0.12	0.15	0.53
Weighted average shares used in per share calculations:
Basic	40,450	40,102	39,545	38,731	39,707
Diluted	40,918	41,028	40,173	39,474	40,398

	Fiscal 2003
	Quarter Ended				Year Ended Jan. 31,
	Apr. 30,	Jul. 31,	Oct. 31,	Jan. 31,
Revenue	$22,046	$22,998	$24,633	$26,098	$95,775
Cost of revenue	3,043	3,247	3,562	3,439	13,291
Gross profit	19,003	19,751	21,071	22,659	82,484
Operating expenses	12,150	12,441	12,397	12,972	49,960
Operating income	6,853	7,310	8,674	9,687	32,524
Income before income taxes	8,050	8,508	9,911	10,781	37,250
Income taxes	3,059	3,233	3,766	4,038	14,096
Net income	4,991	5,275	6,145	6,743	23,154
Net income per share:
Basic	0.12	0.13	0.15	0.17	0.57
Diluted	0.12	0.13	0.15	0.17	0.57
Weighted average shares used in per share calculations:
Basic	40,168	40,288	40,420	40,592	40,367
Diluted	40,661	40,655	41,000	41,099	40,854

Item 9.    Changes and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.    Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in our Exchange Act filings.

(b)	Changes in Internal Controls

There has been no significant change in our internal controls over the financial reporting that occurred during the last quarter of Fiscal 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.    Directors and Executive Officers of the Registrant

Information required by this Item concerning the Company’s directors is incorporated by reference from the section captioned “Election of Directors” contained in the Company’s Proxy Statement related to the 2004 Annual Meeting of Stockholders scheduled to be held on June 25, 2004, which will be filed by the Company with the Securities and Exchange Commission within 120 days of the end of the Company’s fiscal year pursuant to General Instruction G(3) of Form 10-K (the “Proxy Statement”). The information required by this Item concerning compliance with Section 16(a) of the Securities and Exchange Act of 1934 is incorporated by reference from the section of the Proxy Statement captioned “Section 16(a) Beneficial Ownership Reporting Compliance.”

Code of Ethics

We have adopted the SERENA Software, Inc. Code of Ethics for Principal Executives and Key Financial Officers (“Code of Ethics”). The Code of Ethics applies to our principal executive officer, our principal financial officer, our principal accounting officer or controller and persons performing similar functions and responsibilities who shall be identified by our Audit Committee from time to time.

The Code of Ethics is available at our website, located at www.serena.com. It may be found at our website as follows:

1.	From our main web page, click on “Investor Relations,”

2.	Next, click on “Corporate Governance,”

3.	Finally, click on “Serena Code of Conduct.”

We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of the Code of Ethics by posting such information on our website.

Item 11.    Executive Compensation

The information required by this Item is incorporated by reference to the information under the section captioned “Executive Compensation” contained in the Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder

Matters

The information required by this Item is incorporated by reference to the information under the section captioned “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” contained in the Proxy Statement. The table below presents the following information as of January 31, 2004: (a) aggregate number of securities to be issued under the stock plans upon exercise of outstanding options, warrants and other rights, (b) the related weighted-average exercise price and (c) the aggregate number of securities reserved for future issuance under such plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
	(a)	(b)	(c)
Plan Category:
Equity compensation plans approved by security holders (1)	4,764,130	$17.98	1,808,029
Equity compensation plans not approved by security holders	—	—	—

Total	4,764,130	$17.98	1,808,029

(1)	Consists of the following plans: The Amended and Restated 1997 Stock Option and Incentive Plan (the “Plan”), the Amended and Restated 1999 Director Option Plan (the “Director Plan”) and the Employee Stock Purchase Plan.

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

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1. Financial Statements

The following statements are filed as part of this Report:

Exhibit Number	Exhibit Title
3.1(b)	Amended and Restated Certificate of Incorporation of SERENA

3.1A(h)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Serena Software, Inc. (effective in 2001)

3.2(b)	Bylaws of SERENA

4.1(b)	Specimen Common Stock Certificate

4.2(b)	Registration Rights Agreement, dated September 25, 1998, by and among SERENA and certain shareholders of Optima Software Inc. (related to SERENA’s acquisition of Optima Software, Inc.)

4.3(i)	Indenture between SERENA Software, Inc. and U.S. Bank National Association, as Trustee dated December 15, 2003.

4.4(i)	Registration Rights Agreement among SERENA Software, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated and UBS Securities LLC dated December 15, 2003.

4.5(i)	Pledge Agreement between SERENA Software, Inc. and U.S. Bank National Association, as Trustee dated December 15, 2003.

4.6(i)	Form of 1 1/2% Convertible Subordinated Note Due 2023 (included in Exhibit 4.3).

10.1(b)	Form of Indemnification Agreement between SERENA and each of its directors and officers*

10.2A(b)	Amended and Restated 1997 Stock Option Plan*

10.2B(b)	Form of Option Agreement under the Amended and Restated 1997 Stock Option Plan*

10.2C(b)	Form of Restricted Stock Purchase Agreement under the Amended and Restated 1997 Stock Option Plan*

10.3A(b)	1999 Employee Stock Purchase Plan*

10.3B(b)	Form of Subscription Agreement under the 1999 Employee Stock Purchase Plan*

10.4A(b)	1999 Director Plan*

10.4B(b)	Form of Option Agreement under 1999 Director Plan*

Exhibit Number	Exhibit Title

10.6(b)	Employment Agreement, dated June 24, 1980, between SERENA and Douglas D. Troxel*

10.10A(b)	Lease Agreement, dated August 15, 1994, between SERENA and Waterfront Towers Partners, L.P. (for Burlingame headquarters)

10.10B(b)	Addendum to Lease Agreement (for Burlingame headquarters facility), dated November 21, 1994

10.10C(b)	Second Addendum to Lease Agreement (for Burlingame headquarters) dated November 15, 1994

10.10D(b)	Amendment No. 1 to Lease Agreement (for Burlingame headquarters facility) dated May 21, 1996

10.10E(b)	Amendment No. 2 to Lease Agreement (for Burlingame headquarters facility) dated August 24, 1996

10.10F(b)	Amendment No. 3 to Lease Agreement (for Burlingame headquarters facility) dated June 3, 1997

10.10G(b)	Amendment No. 4 to Lease Agreement (for Burlingame headquarters facility) dated June 9, 1998

10.11(b)	Lease Agreement between SERENA and Waterfront Tower Partners, L.P. dated May 18, 1998 (for additional space at Burlingame headquarters facility)

10.12(b)	Form of Restricted Stock Purchase Agreement entered into between SERENA and certain of its executive officers*

10.13(c)	Lease Agreement between Waterfront Tower Partners, L.P. and SERENA Software, Inc. dated June 21, 1999 (for additional space at Burlingame headquarters facility)

10.14(d)	Amended and Restated 1999 Stock Option and Incentive Plan and Forms of Agreements thereunder*

10.15(e)	Landord Consent to Sublease Agreement dated January 30, 2002 by and among EOP-Penninsula Office Park, L.L.C. and RSA Security, Inc. and SERENA Software, Inc. (for new headquarter facilities in San Mateo)

10.16(e)	Sublease Agreement dated January 22, 2002 between RSA Security, Inc. and SERENA Software, Inc. (for new headquarter facilities in San Mateo)

10.17(f)	SERENA Software, Inc. 1999 Director Option Plan as Amended and Restated*

10.18(g)	Amendment to the Bylaws of Serena Software, Inc. Effective July 28, 2003

21.1(a)	List of Subsidiaries of SERENA Software, Inc.

23.1(a)	Independent Auditors’ Consent

31.1(a)	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2(a)	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of

32.1(a)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2(a)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Filed herewith.
(b)	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Registration Statement on Form S-1 (Registration No. 333-67761), which the Securities and Exchange Commission declared effective on February 11, 1999.
(c)	Incorporated by reference to the exhibit bearing the same number filed on April 30, 2001 with the Registrant’s fiscal 2001 Annual Report on Form 10-K.
(d)	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Registration Statement on Form S-8 (Registration No. 333-62106), which the Security and Exchange Commission declared effective June 1, 2001.

(e)	Incorporated by reference to the exhibit bearing the same number filed on April 29, 2002 with the Registrant’s fiscal 2002 Annual Report on Form 10-K.
(f)	Incorporated by reference to the exhibit bearing the same number filed on September 13, 2002 with the Registrant’s fiscal 2003 second Quarterly Report on Form 10-Q.
(g)	Incorporated by reference to the exhibit bearing the same number filed on September 12, 2003 with the Registrant’s fiscal 2004 second Quarterly Report on Form 10-Q.
(h)	Incorporated by reference to the exhibit bearing the same number filed on December 8, 2003 with the Registrant’s fiscal 2004 third Quarterly Report on Form 10-Q.
(j)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on February 12, 2004.
*	Management contract or compensatory plan

(b) Reports on Form 8-K

The Registrant filed or furnished the following Current Report on Form 8-K and Form 8-K/A during the quarter ended January 31, 2004:

•	We furnished a Current Report on Form 8-K dated November 20, 2003, announcing financial results for the quarter ended October 31, 2003 and attached a press release related thereto. Such report was “furnished” but not “filed” with the SEC.

•	We furnished a Current Report on Form 8-K dated December 8, 2003, announcing that the registrant intends to offer approximately $150 million aggregate principal amount of convertible subordinated notes (the “Notes”) (excluding an option for the initial purchasers to the offering to purchase additional Notes) through an offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and attached a press release related thereto. Such report was “furnished” but not “filed” with the SEC.

•	We furnished a Current Report on Form 8-K dated December 9, 2003, announcing that the registrant priced its offering of $190 million aggregate principal amount of the Notes (excluding the option for the initial purchasers to the offering to purchase an additional $30 million aggregate principal amount of Notes) through an offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act and attached a press release related thereto. Such report was “furnished” but not “filed” with the SEC.

(c) Exhibits

See Item 14(a)(3) above.

(d) Financial Statement Schedules

See Item 14(a)(2) above.

Trademarks

Serena, ChangeMan, Comparex, StarTool and TeamTrack are registered trademarks of SERENA Software, Inc. SAFE is a trademark of SERENA Software, Inc. All other products or company names mentioned are used for identification purposes only, and may be trademarks of their respective owners.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized in the City of San Mateo, State of California, this 15th day of April, 2004.

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

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report on Form 10-K has been signed on behalf of the Registrant by the following persons and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ MARK E. WOODWARD (Mark E. Woodward)	President, Chief Executive Officer and Director	April 15, 2004

/s/ ROBERT I. PENDER, JR. (Robert I. Pender, Jr.)	Vice President, Finance and Administration, Chief Financial Officer (Principal Financial and Accounting Officer) and Director	April 15, 2004

/s/ DOUGLAS D. TROXEL (Douglas D. Troxel)	Chief Technology Officer and Chairman of the Board of Directors	April 15, 2004

/s/ J. HALLAM DAWSON (J. Hallam Dawson)	Director	April 15, 2004

/s/ GREGORY J. OWENS (Gregory J. Owens)	Director	April 15, 2004

/s/ CARL BASS (Carl Bass)	Director	April 15, 2004

/s/ DAVID G. DEWALT (David G. DeWalt)	Director	April 15, 2004

/s/ ROBERT I. PENDER, JR. (Robert I. Pender, Jr. Attorney-In-Fact)	Director	April 15, 2004

SERENA Software, Inc.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders

SERENA Software, Inc.:

We have audited the accompanying consolidated balance sheets of SERENA Software, Inc. and subsidiaries (the Company) as of January 31, 2004 and 2003, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended January 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SERENA Software, Inc. and subsidiaries as of January 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended January 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 1 to the consolidated financial statements, effective February 1, 2002, SERENA Software, Inc. and subsidiaries adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/    KPMG LLP

San Francisco, California

February 16, 2004

SERENA SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	January 31,
	2003	2004
ASSETS
Current assets:
Cash and cash equivalents	$105,402	$257,281
Restricted cash	—	3,300
Short-term investments	37,672	39,214
Accounts receivable, net of allowance of $869 and $951 at January 31, 2003 and 2004, respectively	16,514	15,475
Deferred taxes	6,549	6,787
Prepaid expenses and other current assets	744	1,338

Total current assets	166,881	323,395
Long-term investments	48,374	70,692
Restricted cash, non-current	—	6,312
Property and equipment, net	3,078	3,209
Deferred taxes	561	—
Goodwill, net	28,877	40,471
Other intangible assets, net	16,483	22,987
Other assets	269	6,595

Total assets	$264,523	$473,661

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$533	$1,232
Income taxes payable	7,921	6,294
Accrued expenses	8,266	7,782
Accrued interest on subordinated notes	—	413
Deferred revenue	26,010	29,496

Total current liabilities	42,730	45,217
Deferred revenue, net of current portion	8,373	9,683
Deferred taxes	458	3,483
Subordinated notes	—	220,000

Total liabilities	51,561	278,383

Commitments and contingencies:
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 90,000,000 shares authorized; 40,645,508 and 38,277,820 shares issued and outstanding at January 31, 2003 and 2004, respectively	41	38
Additional paid-in capital	126,006	78,892
Notes receivable from stockholders	(8,519)	—
Accumulated other comprehensive income	709	272
Retained earnings	94,725	116,076

Total stockholders’ equity	212,962	195,278

Total liabilities and stockholders’ equity	$264,523	$473,661

See accompanying notes to consolidated financial statements

SERENA SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except per share data)

	Fiscal Year Ended January 31,
	2002	2003	2004
Revenue:
Software licenses	$49,514	$44,250	$45,469
Maintenance	41,812	44,476	51,050
Professional services	7,315	7,049	9,037

Total revenue	98,641	95,775	105,556

Cost of revenue:
Software licenses	931	1,224	668
Maintenance	5,448	5,548	6,378
Professional services	6,576	6,519	8,730

Total cost of revenue	12,955	13,291	15,776

Gross profit	85,686	82,484	89,780

Operating expenses:
Sales and marketing	29,357	26,361	29,158
Research and development	13,308	11,779	14,025
General and administrative	6,618	7,311	7,342
Stock-based compensation	135	23	—
Amortization of intangible assets, including goodwill in fiscal 2002	8,336	4,486	8,545
Restructuring charges	2,529	—	—

Total operating expenses	60,283	49,960	59,070

Operating income	25,403	32,524	30,710
Interest income	5,968	4,726	3,399
Interest expense	—	—	(413)
Amortization of debt issuance costs	—	—	(42)

Income before income taxes	31,371	37,250	33,654
Income taxes	12,862	14,096	12,303

Net income	$18,509	$23,154	$21,351

Comprehensive income:
Net income	$18,509	$23,154	$21,351
Other comprehensive income (loss):
Foreign currency translation adjustments	(5)	312	(40)
Unrealized gain (loss) on marketable securities, net of tax	167	376	(397)

Other comprehensive income (loss)	162	688	(437)

Total comprehensive income	$18,671	$23,842	$20,914

Net income per share:
Basic	$0.46	$0.57	$0.53

Diluted	$0.46	$0.57	$0.53

Weighted average shares used in per share calculations:
Basic	39,768	40,367	39,707

Diluted	40,760	40,854	40,398

See accompanying notes to consolidated financial statements

SERENA SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Deferred Stock-based Compensation	Notes Receivable from Stockholders	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 31, 2001	39,688,513	$40	$116,455	$(158)	$(12,114)	$(141)	$53,062	$157,144
Issuance of common stock under the employee stock purchase plan	146,921	—	1,802	—	—	—	—	1,802
Repurchases of common stock	(80,000)	—	(794)	—	—	—	—	(794)
Common stock options exercised	518,780	—	3,206	—	—	—	—	3,206
Proceeds from accrued interest and principal on notes from stockholders	—	—	—	—	2,474	—	—	2,474
Amortization of stock-based compensation	—	—	—	135	—	—	—	135
Accrued interest on note receivable	—	—	—	—	(710)	—	—	(710)
Issuance of stock warrant	—	—	129	—	—	—	—	129
Tax benefit from employee stock plans	—	—	2,719	—	—	—	—	2,719
Net income	—	—	—	—	—	—	18,509	18,509
Accumulated other comprehensive income (loss)	—	—	—	—	—	162	—	162

Balance as of January 31, 2002	40,274,214	40	123,517	(23)	(10,350)	21	71,571	184,776
Issuance of common stock under the employee stock purchase plan	123,721	—	1,489	—	—	—	—	1,489
Repurchase of common stock	(112,422)	—	(1,508)	—	27	—	—	(1,481)
Common stock options exercised	359,995	1	2,068	—	—	—	—	2,069
Proceeds from accrued interest and principal on notes from stockholders	—	—	—	—	2,470	—	—	2,470
Amortization of stock-based compensation	—	—	—	23	—	—	—	23
Accrued interest on note receivable	—	—	—	—	(666)	—	—	(666)
Tax benefit from employee stock plans	—	—	440	—	—	—	—	440
Net income	—	—	—	—	—	—	23,154	23,154
Accumulated other comprehensive income (loss)	—	—	—	—	—	688	—	688

Balance as of January 31, 2003	40,645,508	41	126,006	—	(8,519)	709	94,725	212,962
Issuance of common stock under the employee stock purchase plan	124,726	—	1,554	—	—	—	—	1,554
Repurchase of common stock	(3,025,100)	(3)	(54,682)	—	—	—	—	(54,685)
Common stock options exercised	532,686	—	4,821	—	—	—	—	4,821
Proceeds from accrued interest and principal on notes from stockholders	—	—	—	—	8,714	—	—	8,714
Accrued interest on note receivable	—	—	—	—	(195)	—	—	(195)
Tax benefit from employee stock plans	—	—	1,193	—	—	—	—	1,193
Net income	—	—	—	—	—	—	21,351	21,351
Accumulated other comprehensive income (loss)	—	—	—	—	—	(437)	—	(437)

Balance as of January 31, 2004	38,277,820	$38	$78,892	$—	$—	$272	$116,076	$195,278

See accompanying notes to consolidated financial statements

SERENA SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended January 31,
	2002	2003	2004
Cash flows from operating activities:
Net income	$18,509	$23,154	$21,351
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,568	1,384	1,590
Deferred income taxes	481	(2,226)	(2,674)
Tax benefit from employee stock plans	2,719	440	1,193
Provision for allowance for doubtful accounts	1,108	875	475
Loss (gain) on disposal of property and equipment	119	(23)	(4)
Accrued interest on notes receivable from stockholders, net of cash received	(339)	(164)	1,536
Accrued interest expense on subordinated notes	—	—	413
Amortization of debt issuance costs	—	—	42
Amortization of deferred stock-based compensation	135	23	—
Amortization of intangible assets, including goodwill in fiscal 2002	8,336	4,486	8,545
Issuance of stock warrant in exchange for operating services provided	129	—	—
Changes in operating assets and liabilities:
Accounts receivable	5,595	(2,839)	2,822
Prepaid expenses and other assets	548	(31)	(42)
Accounts payable	(194)	(213)	548
Income taxes payable	(4,837)	6,204	(1,676)
Accrued expenses	(1,360)	(1,713)	(1,480)
Deferred revenue	6,690	2,541	1,799

Net cash provided by operating activities	39,207	31,898	34,438

Cash flows used in investing activities:
Purchases of property and equipment	(1,428)	(1,388)	(1,199)
Purchases of short-term and long-term investments	(43,314)	(14,709)	(24,257)
Cash paid in acquisition of TeamShare, net of cash acquired	—	—	(19,425)
Cash paid for UltiMIS Corporation earn-out	—	(710)	—

Net cash used in investing activities	(44,742)	(16,807)	(44,881)

Cash flows from financing activities:
Common stock repurchased under the stock repurchase plan	(794)	(1,508)	(54,685)
Sale of common stock under the employee stock purchase plan	1,802	1,489	1,554
Exercise of stock options under the employee stock option plan	3,206	2,069	4,821
Proceeds from issuance of subordinated notes, net of costs and restricted cash	—	—	203,688
Proceeds from principal on notes receivable from stockholders	2,101	1,995	6,984

Net cash provided by financing activities	6,315	4,045	162,362

Effect of exchange rate changes on cash	(5)	312	(40)

Net increase in cash and cash equivalents	775	19,448	151,879
Cash and cash equivalents at beginning of year	85,179	85,954	105,402

Cash and cash equivalents at end of year	$85,954	$105,402	$257,281

Supplemental disclosures of cash flow information:
Income taxes paid	$14,459	$9,814	$15,687

Non-cash investing and financing activity:
Unrealized gain (loss) on marketable securities	$167	$376	$(397)

Contingent consideration accrued for (reversed from) the UltiMIS acquisition, net	$1,000	$(290)	$—

Additional paid-in capital from issuance of stock warrant	$(129)	$—	$—

See accompanying notes to consolidated financial statements

SERENA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended January 31, 2002, 2003 and 2004

(1)    Description of Business and Summary of Significant Accounting Policies

(a)    Description of Business

SERENA Software, Inc. (“SERENA” or the “Company”) is the Enterprise Change Management (“ECM”) industry leader providing solutions that help companies automate change to applications that run their businesses. The Company’s solutions take a cross-platform and cross-organizational view of enterprise applications, allowing customers to define, enforce and automate application lifecycle processes. Its principal markets are North America, and to a lesser extent, Europe. Export sales represented approximately 19%, 29%, and 29% of total revenue in fiscal 2002, 2003 and 2004, respectively.

(b)    Reclassifications

Certain reclassifications have been made to prior year balances in order to conform to the January 31, 2004 presentation.

(c)    Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

(d)    Foreign Currency Translation

The functional currency of the Company’s U.K. subsidiary is the British pound. The functional currencies of the Company’s German subsidiary are the euro in Germany and Swiss franc for its branch office in Switzerland. The functional currency of the Company’s French and Belgian subsidiaries is the euro. These foreign subsidiaries’ financial statements are translated using current exchange rates for balance sheet accounts and average rates for income statement accounts. Translation adjustments are recorded as other comprehensive income or loss in the consolidated statements of income and comprehensive income. Foreign currency transaction gains and losses are included in operating expenses, and have not been material to date.

(e)    Cash, Cash Equivalents and Investments

The Company considers all highly liquid investments purchased with original remaining maturities of three months or less to be cash equivalents. As of January 31, 2003 and 2004, cash equivalents consisted of commercial paper and money market funds.

The Company has classified its investments as “available-for-sale.” These investments are carried at fair value, based on quoted market prices, and unrealized gains and losses are recorded as other comprehensive income or loss in the consolidated statements of income and comprehensive income. Unrealized losses deemed to be other-than-temporarily impaired would be recorded as other losses in the consolidated statements of income and comprehensive income. To date and as of January 31, 2004, unrealized losses have been insignificant and the Company has not characterized any of its unrealized losses as other-than-temporarily impaired. Realized gains and losses upon sale or maturity of these investments are determined using the specific identification method and are recorded as other income or loss in the consolidated statements of income and comprehensive income.

Interest income consists principally of earnings generated from interest-bearing accounts held by the Company and, to a lesser extent, interest accrued from stockholder notes.

SERENA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2002, 2003 and 2004

(1)    Description of Business and Summary of Significant Accounting Policies (Continued)

Cash equivalents consist of securities with original remaining maturities of three months or less. Current restricted cash and short-term investments are securities which mature in less than one year and non-current restricted cash and investments are securities which mature in one year or more. Cash and cash equivalents, restricted cash, and investments consisted of the following as of January 31, 2003 and 2004 (in thousands):

	As of January 31, 2003			As of January 31, 2004
	Cost	Unrealized Gains	Market	Cost	Unrealized Gains	Market
Cash and Cash Equivalents:
Cash	$7,382	$—	$7,382	$14,291	$—	$14,291
CD’s/Bonds	5,000	—	5,000	—	—	—
Money Market Funds	93,020	—	93,020	144,583	—	144,583
Corporate Notes	—	—	—	98,404	3	98,407

	$105,402	$—	$105,402	$257,278	$3	$257,281

Restricted Cash:
Corporate Notes—current	$—	$—	$—	$3,300	$—	$3,300
Corporate Notes—non-current	—	—	—	6,312	—	6,312

	$—	$—	$—	$9,612	$—	$9,612

Short-term Investments:
CD’s/Bonds	$—	$—	$—	$4,400	$3	$4,403
Corporate Notes	37,276	396	37,672	34,706	105	34,811

	$37,276	$396	$37,672	$39,106	$108	$39,214

Long-term Investments:
Corporate Notes	$48,126	$248	$48,374	$70,556	$136	$70,692

(f)    Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, generally three to five years.

(g)    Goodwill and Other Intangible Assets

Goodwill represents the excess of costs over fair value of assets of a business acquired. The Company adopted the provisions of FASB Statement No. 142, “Goodwill and Other Intangible Assets,” as of February 1, 2002. Pursuant to SFAS No. 142, goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB Statement No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”

(h)    Impairment or Disposal of Long-lived Assets

The Company adopted SFAS No. 144 on February 1, 2002. The adoption of SFAS No. 144 did not affect the Company’s financial statements.

SERENA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2002, 2003 and 2004

(1)    Description of Business and Summary of Significant Accounting Policies (Continued)

In accordance with SFAS No. 144, long-lived assets, such as property, plant and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Goodwill is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. This determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting unit and compares it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with FASB Statement No. 141, “Business Combinations.” The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

(i)    Software Development Costs

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

The Company has, however, capitalized certain costs totaling $103,000 and $771,000 in fiscal 2003 and 2004, respectively, associated with computer software it has acquired for internal use. The capitalization and amortization of these costs are in accordance with AICPA Statement of Position (“SOP”) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. These costs are being amortized over periods of three to five years.

(j)    Income Taxes

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

(k)    Concentrations of Credit Risk

Financial instruments, potentially subjecting the Company to concentrations of credit risk, consist primarily of temporary cash investments. The Company places its temporary cash investments with two major financial institutions. The Company maintains an allowance for potential credit losses on customer trade accounts receivable.

SERENA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2002, 2003 and 2004

(1)    Description of Business and Summary of Significant Accounting Policies (Continued)

(l)    Fair Value of Financial Instruments

The fair value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, and subordinated notes approximate their respective carrying amounts.

(m)    Use of Estimates

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

(n)    Revenue Recognition

SERENA recognizes revenue in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, and recognizes revenue when all of the following criteria are met as set forth in paragraph 8 of SOP 97-2: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the fee is fixed or determinable and (4) collectibility is probable. SERENA defines each of these four criteria as follows:

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

The fee is fixed or determinable. SERENA’s policy is to not provide customers the right to a refund of any portion of their license fees paid. SERENA may agree to extended payment terms with a foreign customer. The Company’s customary payment terms require customers to pay 80% of the arrangement fee within one year or less. Arrangements with payment terms extending beyond these customary payment terms are considered not to be fixed or determinable, and revenues from such arrangements are recognized as payments become due and payable.

Collectibility is probable. Collectibility is assessed on a customer-by-customer basis. SERENA typically sells to customers for whom there is a history of successful collection. If it is determined from the outset of an arrangement that collectibility is not probable, revenues are recognized as cash is collected.

For contracts with multiple elements (e.g., license and maintenance), revenue is allocated to each component of the contract based on vendor specific objective evidence (“VSOE”) of its fair value, which is the price charged when the elements are sold separately. Since VSOE has not been established for license transactions, the residual method is used to allocate revenue to the license portion of multiple-element transactions. Therefore, the Company recognizes the difference between the total arrangement fee and the amount deferred for the undelivered items as revenue upon meeting the four criteria above.

The Company sells its products to its end users and distributors under license agreements. Each new mainframe license includes maintenance, which includes the right to receive telephone support, “bug fixes” and unspecified upgrades and enhancements, for a specified duration of time, usually one year. The fee associated

SERENA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2002, 2003 and 2004

(1)    Description of Business and Summary of Significant Accounting Policies (Continued)

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

(o)    Stock-Based Compensation

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

	Fiscal Year Ended January 31,
	2002	2003	2004
Net income, as reported	$18,509	$23,154	$21,351
Add: stock-based employee compensation expense included in reported net income, net of tax	80	14	—
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(9,149)	(11,054)	(9,148)

Pro forma net income	$9,440	$12,114	$12,203

Basic net income per share:
As reported	$0.46	$0.57	$0.53

Pro forma	$0.24	$0.30	$0.31

Diluted net income per share:
As reported	$0.46	$0.57	$0.53

Pro forma	$0.23	$0.30	$0.30

SERENA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2002, 2003 and 2004

(1)    Description of Business and Summary of Significant Accounting Policies (Continued)

For the pro forma amounts determined under SFAS No. 123, as set forth above, the fair value of each stock option grant under the stock option plans and the fair value of the employees’ purchase rights under the employee stock purchase plan (“ESPP”) are estimated on the date of grant using the Black-Scholes Option-Pricing Model with the following weighted-average assumptions used for grants in each of the fiscal years ended January 31, 2002, 2003 and 2004.

	Stock Option Plans			ESPP
	Fiscal Year Ended January 31,			Fiscal Year Ended January 31,
	2002	2003	2004	2002	2003	2004
Expected life (in years)	4.5	4.5	4.5	0.5	0.5	0.5
Risk-free interest rate	6.0%	2.8%	2.8%	6.0%	1.1%	1.0%
Volatility	116%	109%	100%	116%	89%	46%
Dividend yield	0%	0%	0%	0%	0%	0%

(p)    Net Income Per Share

Basic net income per share is computed using the weighted-average number of shares of common stock outstanding. Diluted net income per share is computed using the weighted-average number of shares of common stock outstanding and, when dilutive, potentially dilutive shares from restricted stock, options and warrants to purchase common stock using the treasury stock method.

(q)    Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consists entirely of cumulative translation adjustments resulting from the Company’s application of its foreign currency translation policy and unrealized gains (losses) on marketable securities. The tax effects on the unrealized gains (losses) were not significant during any of the periods presented.

(r)    Segment Reporting

Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information” establishes standards for the manner in which public companies report information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The method for determining what information to report is based on the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance. The Company’s chief operating decision-maker is considered to be the Company’s chief executive officer (“CEO”). The CEO reviews financial information presented on an entity level basis accompanied by disaggregated information about revenues by product type and certain information about geographic regions for purposes of making operating decisions and assessing financial performance. The entity level financial information is identical to the information presented in the accompanying statements of operations. Therefore, the Company has determined that it operates in a single operating segment: enterprise change management software.

SERENA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2002, 2003 and 2004

(1)    Description of Business and Summary of Significant Accounting Policies (Continued)

Geographic information

	Year Ended January 31,
	2002	2003	2004
	(In thousands)
Revenues:
North America	$79,629	$67,954	$74,722
Europe	19,012	27,821	30,834

Total	$98,641	$95,775	$105,556

The Company operates in North America and Europe. In general, revenues are attributed to the country in which the contract originates.

	January 31,
	2003	2004
	(In thousands)
Long-lived assets:
North America	$97,410	$150,089
Europe	232	177

Total	$97,642	$150,266

Long-lived assets consist primarily of goodwill and other intangible assets, property and equipment and other long-term assets.

Major customers

No customer accounted for 10% or more of consolidated revenues in fiscal 2002 or 2004. In fiscal 2003, due to several large transactions with one international customer, this single customer accounted for 13% of fiscal 2003 consolidated revenues. No other customer accounted for 10% or more of consolidated revenues in fiscal 2003.

(s)    Advertising

Advertising costs are expensed as incurred. Advertising expense is included in sales and marketing expense and amounted to $1.4 million, $1.3 million and $1.4 million in fiscal 2002, 2003 and 2004, respectively.

(t)    Recently Issued Accounting Standards

In November 2002, the EITF reached a consensus on EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue-generating activities. EITF No. 00-21 became effective for interim periods beginning after June 15, 2003, which is the Company’s third quarter of fiscal 2004. The effect of adopting EITF 00-21 did not have a material impact on the Company’s consolidated financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies

SERENA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2002, 2003 and 2004

(1)    Description of Business and Summary of Significant Accounting Policies (Continued)

and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003, which is the Company’s third fiscal quarter ended October 31, 2003. The effect of adopting SFAS No. 150 did not have a material impact on the Company’s consolidated financial position or results of operations.

In July 2003, the EITF reached a consensus on Issue No. 03-05, “Applicability of AICPA SOP 97-2 to Non Software Deliverables in an Arrangement Containing More Than Incidental Software.” The consensus opinion in EITF No. 03-05 did not have a material effect on the Company’s consolidated financial position or results of operations.

In December 2003, the FASB issued (FIN) Interpretation No. 46R (revised December 2003), “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51,” which addresses how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN No. 46R replaces FASB Interpretation FIN No. 46, which was issued in January 2003. As of the effective date of FIN No. 46R, an enterprise must evaluate its involvement with all entities or legal structures created before February 1, 2003, to determine whether consolidation requirements of FIN No. 46R apply to those entities. There is no grandfathering of existing entities. The adoption of FIN No. 46R did not have a material effect on the Company’s consolidated financial position or results of operations.

In December 2003, the SEC issued Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition.” SAB No. 104 revises or rescinds portions of the interpretive guidance included in Topic 13 of the codification of staff accounting bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The adoption of SAB No. 104 did not have a material effect on the Company’s consolidated financial position or results of operations.

(2)    Property and Equipment

Property and equipment consisted of the following (in thousands):

	January 31,
	2003	2004
Computers and equipment	$6,592	$8,012
Furniture and fixtures	1,888	2,070

	8,480	10,082
Less: accumulated depreciation	5,402	6,873

	$3,078	$3,209

(3)    Goodwill and Other Intangible Assets

In July 2001, the FASB approved the issuance of SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 provides guidance on how to account for goodwill and certain intangible assets after an acquisition is completed. The most substantive change is that goodwill and other indefinite life intangible assets can no longer be amortized but instead should be periodically tested for impairment. In the first quarter of fiscal 2003, the Company reevaluated its intangible asset lives and no adjustment to any of the useful lives was

SERENA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2002, 2003 and 2004

(3)    Goodwill and Other Intangible Assets (Continued)

determined to be necessary. In the second quarter of fiscal 2003 and in accordance with Statement No. 142, the Company completed its initial transitional goodwill impairment test and concluded that there was no impairment of goodwill as of February 1, 2002. The annual impairment test required by SFAS No. 142 will be performed in the fourth fiscal quarter each year and has been performed in each of the fourth quarters of fiscal 2003 and 2004. The Company has concluded that there was no impairment of goodwill as of January 31, 2004. No reclassification of intangible assets apart from goodwill was necessary as a result of the adoption of Statement No. 142. We have also stopped the amortization of goodwill beginning February 1, 2002. This reduction in amortization effective February 1, 2002 affected the comparability of results of operations from fiscal 2003 and 2004, when there was no goodwill amortization, to fiscal 2002, when amortization included goodwill.

Goodwill and other intangible assets consisted of the following (in thousands):

	January 31,
	2003	2004
Goodwill	$28,877	$40,471

Non-compete agreement	$944	$1,633
Acquired technology	27,626	37,476
Maintenance service contracts	—	1,800
Trademark / Trade name portfolio	—	200
Customer relationships	—	2,510

	28,570	43,619
Less: accumulated amortization	12,087	20,632

	$16,483	$22,987

Goodwill and other intangible assets consist of amortized intangible assets and intangible assets no longer subject to amortization under SFAS No. 142 as follows (in thousands):

	As of January 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Non-compete agreements	$1,633	$(1,174)	$459
Acquired technology	37,476	(17,656)	19,820
Maintenance service contracts	1,800	(1,200)	600
Trademark / Trade name portfolio	200	(44)	156
Customer relationships	2,510	(558)	1,952

Total	$43,619	$(20,632)	$22,987

Aggregate amortization expense:
For year ended January 31, 2004	$8,545
Estimated amortization expense:
For year ended January 31, 2005	$9,216
For year ended January 31, 2006	7,748
For year ended January 31, 2007	4,397
For year ended January 31, 2008	1,626
For year ended January 31, 2009	—

Total	$22,987

SERENA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2002, 2003 and 2004

(3)    Goodwill and Other Intangible Assets (Continued)

The weighted average remaining amortization period for acquired technology is 34 months; trademark/trade name portfolio and customer relationships is 28 months; non-compete agreements is 16 months; and maintenance service contracts is 4 months. The total weighted average remaining amortization period for all identifiable intangible assets is 32 months. The aggregate amortization expense of intangible assets was $8.4 million, $4.5 million and $8.5 million in the fiscal years ended January 31, 2002, 2003 and 2004, respectively. Fiscal 2002 included $2.2 million of goodwill amortization which, beginning in fiscal 2003, is no longer being amortized but instead being tested annually for impairment pursuant to SFAS No. 142. There were no impairment charges in fiscal 2003 and 2004.

The change in the carrying amount of goodwill for the year ended January 31, 2004 is as follows (in thousands):

Balance as of January 31, 2003	$28,877
Activity during the year:
TeamShare, Inc. goodwill acquired	11,594
Impairment losses recognized	—

Balance as of January 31, 2004	$40,471

The following table presents the pro forma effects of SFAS No. 142, assuming we had adopted the standard as of February 1, 2001 (in thousands, except per share amounts):

	Fiscal Year Ended January 31,
	2002	2003	2004
Net income:
Reported net income	$18,509	$23,154	$21,351
Add back: goodwill and work-force-in-place amortization, net of tax	3,711	—	—

Adjusted net income	$22,220	$23,154	$21,351

Basic earnings per share:
Reported basic earnings per share	$0.46	$0.57	$0.53
Add back: goodwill and work-force-in-place amortization, net of tax	0.10	—	—

Adjusted basic earnings per share	$0.56	$0.57	$0.53

Diluted earnings per share:
Reported diluted earnings per share	$0.46	$0.57	$0.53
Add back: goodwill and work-force-in-place amortization, net of tax	0.09	—	—

Adjusted diluted earnings per share	$0.55	$0.57	$0.53

SERENA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2002, 2003 and 2004

(4)    Accrued Expenses

(a)    Total Accrued Expenses

Total accrued expenses consisted of the following (in thousands):

	January 31,
	2003	2004
Management incentive bonuses and commissions	$1,824	$1,571
Payroll-related items	2,514	2,047
Royalties	407	21
Restructuring charges	422	167
Other	3,099	3,976

	$8,266	$7,782

(b)    Restructuring Charges

On August 6, 2001, in response to the general weakening of the worldwide economy and resulting IT spending slowdown, the Company announced and began to execute its plan to reduce the workforce by approximately 12% or 45 positions affecting all parts of the organization and incur costs associated with the closure of facilities. The Company recorded a restructuring charge in the third quarter of fiscal 2002 consisting principally of severance, payroll taxes and other employee benefits totaling $1.5 million and facilities closures totaling $1.0 million. The Company has realized and expects to continue to realize cost savings going forward as a result of this reduction and other cost savings initiatives implemented. The Company’s restructuring is substantially complete with these actions. The nature of the restructuring charges and the amounts paid through and accrued as of January 31, 2004 are summarized as follows (in thousands):

	Total	As of January 31, 2002		As of January 31, 2003		As of January 31, 2004
		Paid	Accrued	Paid	Accrued	Paid	Adjustments	Accrued
Severance, payroll taxes and other employee benefits	$1,483	$1,135	$348	$—	$348	$38	$(195)	$115
Facilities closures	875	57	818	749	69	217	195	47
Legal and other miscellaneous	70	61	9	4	5	—	—	5

Total restructuring accrual	2,428	$1,253	$1,175	$753	$422	$255	$—	$167

Fixed asset impairment	101

Total restructuring charges	$2,529

(5)    Subordinated Notes

In December 2003, the Company issued $220.0 million in Subordinated Convertible Notes due December 15, 2023 (the “Notes”). The Notes bear interest at a rate of 1.5% per annum and are payable semiannually on June 15 and December 15 of each year. The Notes are subordinated in right of payment to all of our future senior debt. The Notes are convertible into shares of the Company’s common stock prior to maturity at an initial conversion rate of 45.0577 shares per $1,000 principal (representing an initial conversion price of approximately $22.194 per share), subject to adjustments under certain conditions. The entire outstanding principal amount of the Notes will become due and payable at maturity. The Company may redeem the Notes, in whole or in part, under certain circumstances and at certain times. Accrued interest to the redemption date will be

SERENA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2002, 2003 and 2004

(5)    Subordinated Notes (Continued)

paid by the Company in any such redemption. Upon conversion of 100% of the Notes, the Company’s common stock issued would be approximately 9.9 million shares.

At January 31, 2004, the Company had convertible subordinated notes outstanding totaling $220 million. The Notes bear interest at 1.5% per annum and are due in 2023. Accrued and unpaid interest on the Notes totaled $413,000 as of January 31, 2004 with restricted cash balances on hand totaling $9.6 million to cover the first six semi-annual interest payments.

In connection with the Notes, the Company recorded in the fourth fiscal quarter $6.7 million in debt issuance costs, which will be amortized over 5 years, the term of the initial put option by the Note holders. As of January 31, 2004, the Company had approximately $6.6 million in debt issuance costs and had amortized approximately $0.1 million in the fourth fiscal quarter ended January 31, 2004. Amortization of debt issuance costs will be $1.34 million annually going forward through December 15, 2008, when the initial put option expires, or earlier, upon conversion of the notes.

(6)    Stockholders’ Equity

(a)    Repurchase of Common Stock

In connection with the Company’s Stock Repurchase Programs, the Company repurchased 80,000, 111,000 and 3,025,100 shares of its common stock in fiscal 2002, 2003 and 2004, respectively, for cash at an average price of $9.92, $13.34 and $18.08 per share, respectively. Treasury stock associated with these repurchases have been retired.

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

In connection with restricted common stock issued in January 1998, the Company recorded deferred stock-based compensation of $3,681,000 representing the difference between the issuance price and the fair value of the Company’s common stock at the date of issuance. An additional $158,000 and $75,000 of deferred stock-based compensation was recorded for the March 1998 issuance and fourth quarter of fiscal 1999 early exercise, respectively. There was no deferred stock-based compensation recorded in connection with the February 2000 issuance. These amounts are being amortized over the restriction period of the individual shares. Amortization of deferred stock-based compensation related to restricted common stock of $135,000 and $23,000 was recognized in fiscal 2002 and 2003, respectively. With the close of fiscal 2003, all deferred stock-based compensation

SERENA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2002, 2003 and 2004

(6)    Stockholders’ Equity (Continued)

recorded with respect to restricted common stock issuances had then been fully amortized. Accordingly, there was no amortization of deferred stock-based compensation in fiscal 2004.

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

(c)    Net Income Per Share

The following is a reconciliation of the shares used in the computation of basic and diluted net income per share (in thousands):

	Fiscal Year Ended January 31,
	2002	2003	2004
Basic net income per share—weighted average number of common shares outstanding	39,768	40,367	39,707
Effect of potentially dilutive securities outstanding—restricted stock and options	992	487	691

Shares used in diluted net income per share computation	40,760	40,854	40,398

Options to purchase shares of common stock at a share price which is greater than the closing market price of the shares at the balance sheet date are not included in the computation of diluted earnings per share, or EPS, because the effect of their inclusion would have been anti-dilutive. For each of the years ended January 31, 2002, 2003 and 2004, 603,039, 3,075,596 and 1,544,748, respectively, of options to purchase shares of common stock at an average share price of $32.734, $20.746 and $24.576, respectively, were excluded from the computation of diluted EPS.

(7)    Income Taxes

Income taxes are as follows (in thousands):

	Fiscal Year Ended January 31,
	2002	2003	2004
Current:
Federal	$9,369	$13,393	$10,784
State	2,335	2,703	2,136
Foreign	316	362	367

	12,020	16,458	13,287

Deferred:
Federal	1,005	(1,937)	(850)
State	(163)	(425)	(134)

	842	(2,362)	(984)

Total income taxes	$12,862	$14,096	$12,303

SERENA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2002, 2003 and 2004

(7)    Income Taxes (Continued)

The Company’s effective tax rate differs from the statutory federal income tax rate of 35% for fiscal 2002, 2003 and 2004, primarily due to the following (in thousands):

	Fiscal Year Ended January 31,
	2002	2003	2004
Tax expense at federal statutory rate	$10,980	$13,038	$11,779
Research and experimentation credit	(1,027)	(882)	(1,141)
State tax, net of federal benefit	1,412	2,143	1,639
Foreign sales corporation benefit	(310)	(320)	(554)
Nondeductible stock-based compensation	47	8	—
Nondeductible intangible asset amortization	1,280	—	—
Other	480	109	580

Total income taxes	$12,862	$14,096	$12,303

Undistributed earnings of foreign subsidiaries for which U.S. income taxes have not been provided were immaterial during the periods presented.

The Company’s net deferred tax assets are summarized as follows (in thousands):

	January 31
	2003	2004
Deferred tax assets:
Allowance for doubtful accounts	$371	$400
Accrued expenses	1,277	1,147
Deferred revenue	4,858	5,111
Long lived assets acquired in a business combination, net	471	—
Property and equipment, net	90	—
Other	43	129

Total deferred tax assets	7,110	6,787

Deferred tax liabilities:
Long lived assets acquired in a business combination, net	—	(2,621)
Property and equipment, net	—	(356)
State taxes	(458)	(506)

Total deferred tax liabilities	(458)	(3,483)

Net deferred tax assets	$6,652	$3,304

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Management believes it is more likely than not that the deferred tax assets will be realized; accordingly, no valuation allowance has been established.

SERENA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2002, 2003 and 2004

(8)    Employee and Director Benefit Plans

(a)    Retirement Plan

The Company has a defined contribution retirement plan for all eligible employees. Participants may make contributions to the plan in accordance with provisions of the plan. The Company may make discretionary contributions to the plan. For the years ended January 31, 2002, 2003, and 2004, the Company made contributions of $916,000, $879,000 and $938,000, respectively. Such contributions generally vest over six years.

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

SERENA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2002, 2003 and 2004

(8)    Employee and Director Benefit Plans (Continued)

Stock option activity under the Plan and the Director Plan are as follows:

	Shares Available For Grant	Options Outstanding	Weighted- Average Exercise Price
Balances as of January 31, 2001	755,937	3,286,593	$15.98
Authorized	1,050,000	—
Granted with an exercise price equal to the fair value of common stock	(1,119,700)	1,119,700	$20.30
Cancelled	477,516	(477,516)	$20.79
Exercised	—	(517,400)	$6.18

Balance as of January 31, 2002	1,163,753	3,411,377	$18.03
Authorized	1,150,000	—
Restricted stock repurchased	1,422	—
Granted with an exercise price equal to the fair value of common stock	(1,452,000)	1,452,000	$13.74
Cancelled	283,757	(283,757)	$24.11
Exercised	—	(411,620)	$5.13

Balance as of January 31, 2003	1,146,932	4,168,000	$17.40
Authorized	1,130,000	—
Granted with an exercise price equal to the fair value of common stock	(1,422,475)	1,422,475	$16.95
Cancelled	293,659	(293,659)	$20.33
Exercised	—	(532,686)	$9.05

Balance as of January 31, 2004	1,148,116	4,764,130	$17.98

The fair value of options and shares issued pursuant to the 1999 ESPP at the grant date were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions for the years ended January 31, 2002, 2003 and 2004.

	Stock Option Plans			ESPP
	Fiscal Year Ended January 31,			Fiscal Year Ended January 31,
	2002	2003	2004	2002	2003	2004
Expected life (in years)	4.5	4.5	4.5	0.5	0.5	0.5
Risk-free interest rate	6.0%	2.8%	2.8%	6.0%	1.1%	1.0%
Volatility	116%	109%	100%	116%	89%	46%
Dividend yield	0%	0%	0%	0%	0%	0%

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions including the expected stock price volatility. We use projected volatility rates, which are based upon historical volatility rates trended into future years. Because our employee stock options have characteristics significantly different from those of traded options, and because of changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our options. Based upon the above

SERENA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2002, 2003 and 2004

(8)    Employee and Director Benefit Plans (Continued)

assumptions, the weighted average fair valuation per share of options granted under the option plans during the years ended January 31, 2002, 2003 and 2004 was $16.42, $10.54, and $12.36, respectively. The weighted average fair valuation per share of stock granted under the 1999 ESPP during the years ended January 31, 2002, 2003 and 2004 was $12.19, $6.49, and $5.10, respectively.

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

On February 19, 2003, the Company’s board of directors approved the addition of 1,330,000 shares of the Company’s common stock $.001 par value per share (the “Shares”), of which (i) 955,000 Shares were added to the Amended and Restated 1997 Stock Option and Incentive Plan, (ii) 200,000 Shares were added to the 1999 Employee Stock Purchase Plan and (iii) 175,000 Shares were added to the 1999 Director Option Plan. In fiscal 2002, 2003 and 2004, there was no deferred stock-based compensation recorded with respect to options issued by the Company. Stock-based compensation expense related to options to purchase common stock of $122,000 and $23,000 was recognized in fiscal 2002 and 2003, respectively. There was no stock-based compensation expense related to options to purchase common stock in fiscal 2004.

The following table summarizes information about stock options outstanding at January 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$3.111 - $4.667	134,325	4.51	$3.376	134,325	$3.376
$6.000 - $17.312	2,007,469	8.47	$14.002	444,614	$14.402
$17.500 - $17.550	863,856	6.69	$17.506	694,223	$17.500
$17.917 - $29.687	1,426,230	7.89	$21.425	710,325	$22.050
$30.875 - $36.437	260,250	6.83	$31.646	203,331	$31.750
$40.187 - $47.500	72,000	6.70	$44.483	58,702	$44.419

$3.111 - $47.500	4,764,130	7.75	$17.985	2,245,520	$19.475

SERENA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2002, 2003 and 2004

(8)    Employee and Director Benefit Plans (Continued)

(c)    Employee Stock Purchase Plan

The Employee Stock Purchase Plan allows eligible employee participants to purchase shares of our common stock at a discount through payroll deductions. Commencing with the Company’s IPO in February 1999, the plan consisted initially of a twenty-four-month offering period with an initial six-month purchase period followed by an abbreviated purchase period to get purchase periods on a six-month May/November purchase period cycle thereafter. Currently, the plan consists of twelve-month offerings with two six-month purchase periods in each offering period. As of January 31, 2004, all employees participating in the plan have twelve-month offering periods. Employees purchase shares at 85% of market value at either the beginning of the offering period or the end of the purchase period, whichever price is lower. As of January 31, 2004, we had reserved 1,362,500 shares of our common stock for issuance under this plan, and 659,913 shares remain available for future issuance.

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

(9)    Commitments and Contingencies

(a)    Leases

The Company has noncancelable operating lease agreements for office space that expire between calendar 2004 and 2008. Minimum lease payments for the five succeeding years as of January 31, 2004, are as follows (in thousands):

Fiscal Year Ending January 31,
2005	$1,410
2006	1,360
2007	1,328
2008	722
2009	120
Thereafter	—

$4,940

Rent expense was $1,634,000, $1,462,000 and $1,607,000 for the fiscal years ended January 31, 2002, 2003, and 2004, respectively.

SERENA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2002, 2003 and 2004

(9)    Commitments and Contingencies (Continued)

(b)    Licensing and Other Agreements

The Company has commitments under licensing agreements that provide for payments based on revenues of certain products. For the fiscal years ended January 31, 2002, 2003, and 2004, the Company’s fees paid or accrued under these license agreements were $583,000, $944,000 and $329,000, respectively.

(c)    Customer Indemnification

From time to time, the Company agrees to indemnify its customers against liability if the Company’s products infringe a third party’s intellectual property rights. As of January 31, 2004, the Company was not subject to any pending litigation alleging that the Company’s products infringe the intellectual property rights of any third parties.

(10)    Acquisition of TeamShare, Inc.

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

Acquired technology, consisting of current completed technologies at the date of acquisition and valued on the premise of fair market value in continued use under the discounted cash flow approach, is amortized over a three-year period, the period of time the Company estimates as its economic useful life. Non-compete agreements were entered into with two former TeamShare officers and were valued based on the estimated amount of business that might be lost if these two principals were competing against the Company and are being amortized over their two-year term. Maintenance service contracts, consisting of existing annual renewable maintenance contracts at the date of acquisition are valued on the premise of fair market value of the total future cash flows that would be generated from the renewal of such contracts under the discounted cash flow approach and are amortized over a one-year period. Trademark/Trade name portfolio, consisting of the existing TeamTrack trade name at the date of acquisition is valued on the premise of fair market value of royalties avoided on developed technology revenues under the discounted cash flow approach and is amortized over a three-year period, the period of time the Company estimates as its economic useful life. Customer relationships, consisting of existing TeamShare customer relationships of varying age and size at the date of acquisition, are valued on the premise of fair market value of future cash flows that would be generated with existing customer relationships in place net of what would be generated without the existing relationships in place under the discounted cash flow approach and are amortized over a three-year period, the period of time the Company estimates as its economic useful life. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired and

SERENA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2002, 2003 and 2004

(10)    Acquisition of TeamShare, Inc. (Continued)

will be evaluated for impairment, at a minimum, annually pursuant to SFAS No. 142. Goodwill is not deductible for corporate income tax purposes.

A deferred tax liability of $6.0 million was recorded for the difference between the assigned values and the tax bases of the identified intangibles acquired in the transaction.

The allocation of the total consideration made for the acquisition is as follows (in thousands):

TeamShare Inc.
Tangible assets	$1,601
Assumed liabilities	(3,814)
Acquired technology	9,850
Acquired in-process research and development	—
Maintenance service contracts	1,800
Trademark / Trade name portfolio	200
Customer relationships	2,510
Work-force-in-place	—
Non-compete agreements	690
Deferred tax liability	(6,020)
Goodwill	11,594

Total consideration	$18,411

With respect to the TeamShare acquisition, pro forma financial information giving effect to the acquisition as if it had occurred at the beginning of the period presented would not have been materially different than the Company’s historical operating results.

(11)    Subsequent Events

(a)    Stock Repurchase Program and Repurchase of Common Stock

On February 18, 2004, our Board of Directors authorized the repurchase of up to 1.0 million shares of our Common Stock from time to time in the open market or in privately negotiated block transactions. The Company will utilize any reacquired shares under this program for reissuance in connection with employee stock programs and general corporate purposes. To date, the Company has not repurchased any shares of its common stock and the timing and size of any future stock repurchases are subject to market conditions, stock prices, our cash position and other cash requirements going forward.

(b)    Acquisition of Merant Plc.

On March 3, 2004, the Company’s Board of Directors, together with the Board of Directors of Merant plc. (“Merant”), announced that they had reached agreement on the terms of a recommended cash and share offer (the “Offer”) to be made by the Company and by Lehman Brothers on its behalf (outside of the United States) for the entire issue and to be issued share capital of Merant, including Merant Shares represented by Merant ADSs (“American Depository Shares”). The Offer was made on March 18, 2004.

SERENA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2002, 2003 and 2004

(11)    Subsequent Events (Continued)

The Offer is 195 pence for each Merant Share to be satisfied by 136.5 pence in cash and 0.04966 of a new Serena share. This is based on an exchange rate of US$1.8488 : GBP1.00 and a price per Serena Share of US$21.78. The Company is offering a mix and match election under which Merant Seurityholders who validly accept the Offer may request to vary the proportions in which they receive Serena Shares and cash in respect of their Merant Shares. At 195 pence for each Merant Share, and given the exchange rate and Serena Share price noted above, the Offer values the entire issued share capital of Merant at approximately GBP206 million (US$380 million). As of January 31, 2004, Merant had net cash and equivalents of GBP38.8 million (US$70.7 million based on an exchange rate of US$1.8202 : GBP1.00).

On March 8, 2004, in connection with the Company’s cash and share offer to acquire Merant, the Company filed with the Securities and Exchange Commission a Form S-4 Registration Statement under the Securities Act of 1933. On March 18, 2004, the Company filed with the Securities and Exchange Commission a Pre-Effective Amendment No. 1 to a Form S-4 Registration Statement (Form S-4/A) under the Securities Act of 1933. On April 5, 2004, the Company filed with the Securities and Exchange Commission a Pre-Effective Amendment No. 2 to a Form S-4 Registration Statement (Form S-4/A) under the Securities Act of 1933.

Schedule I

INDEPENDENT AUDITORS’ REPORT ON FINANCIAL STATEMENT SCHEDULE

The Board of Directors and Stockholders

SERENA Software, Inc.:

Under the date of February 16, 2004, we reported on the consolidated balance sheets of SERENA Software, Inc. and subsidiaries (the Company) as of January 31, 2004 and 2003, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended January 31, 2004, which are included in the January 31, 2004 annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

In our opinion, the consolidated financial statements, when considered in relation to the basic consolidated financial statements taken as whole, presents fairly in all material respects the information set forth therein.

As discussed in note 1 to the consolidated financial statements, effective February 1, 2002, SERENA Software, Inc. and subsidiaries adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/    KPMG LLP

San Francisco, California

February 16, 2004

S-1

Schedule II

Serena Software, Inc.

Valuation and Qualifying Accounts

(in thousands)

	Balance at Beginning of Period	Additions- Charges to Expenses	(a) Deductions & Write-offs	Balance at End of Period
Year Ended January 31, 2002:
Allowance for doubtful accounts	$1,072	$1,108	$(1,334)	$846
Year Ended January 31, 2003:
Allowance for doubtful accounts	$846	$875	$(852)	$869
Year Ended January 31, 2004:
Allowance for doubtful accounts	$869	$475	$(393)	$951

(a)	Deductions related to the allowance for doubtful accounts represent amounts written off against the allowance.

S-2