Form 10-Q
period 2004-04-30
SERENA SOFTWARE INC
filed 2004-06-09
CIK 1073967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2004

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☒    No  ☐

The number of shares of the registrant’s Common Stock, par value $0.001, outstanding as of May 31, 2004 was 44,421,235.

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

SERENA SOFTWARE, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	April 30, 2004	January 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$423,272	$257,281
Restricted cash	3,300	3,300
Short-term investments	41,923	39,214
Accounts receivable, net of allowance of $2,753 and $951 at April 30 and January 31, 2004, respectively	42,885	15,475
Deferred taxes	6,787	6,787
Prepaid expenses and other current assets	7,262	1,338

Total current assets	525,429	323,395
Long-term investments	17,165	70,692
Restricted cash, non-current	6,352	6,312
Property and equipment, net	6,552	3,209
Goodwill, net	329,671	40,471
Other intangible assets, net	124,287	22,987
Other assets	5,007	6,595

TOTAL ASSETS	$1,014,463	$473,661

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,968	$1,232
Consideration payable to Merant shareholders	274,654	—
Income taxes payable	18,863	6,294
Accrued expenses	56,062	7,782
Accrued interest on subordinated notes	1,238	413
Deferred revenue	60,393	29,496

Total current liabilities	414,178	45,217
Deferred revenue, net of current portion	13,405	9,683
Long-term liabilities	3,566	—
Deferred taxes	45,203	3,483
Subordinated notes	220,000	220,000

Total liabilities	696,352	278,383

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 90,000,000 shares authorized; 38,415,328 and 38,277,820 shares issued and outstanding at April 30 and January 31, 2004, respectively	38	38
Additional paid-in capital	208,348	78,892
Deferred stock-based compensation	(1,804)	—
Accumulated other comprehensive (loss) income	(272)	272
Retained earnings	111,801	116,076

Total stockholders’ equity	318,111	195,278

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,014,463	$473,661

See accompanying notes to condensed consolidated financial statements.

SERENA SOFTWARE, INC.

Condensed Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income

For the Three Months Ended April 30, 2004 and 2003

(In thousands, except per share data)

(Unaudited)

	Three Months Ended April 30,
	2004	2003
Revenue:
Software licenses	$15,839	$10,852
Maintenance	14,765	11,911
Professional services	3,137	1,604

Total revenue	33,741	24,367

Cost of revenue:
Software licenses	326	212
Maintenance	1,563	1,504
Professional services	2,789	1,766
Amortization of acquired technology	2,045	1,081

Total cost of revenue	6,723	4,563

Gross profit	27,018	19,804

Operating expenses:
Sales and marketing	9,357	6,653
Research and development	4,949	3,039
General and administrative	2,048	1,740
Stock-based compensation	18	—
Amortization of intangible assets	950	—
Acquired in-process research and development	10,400	—
Restructuring, acquisition and other charges	210	—

Total operating expenses	27,932	11,432

Operating (loss) income	(914)	8,372
Interest income	1,315	1,005
Interest expense	(825)	—
Amortization of debt issuance costs	(461)	—

(Loss) income before income taxes	(885)	9,377
Income taxes	3,390	3,563

Net (loss) income	$(4,275)	$5,814

Comprehensive (loss) income:
Net (loss) income	$(4,275)	$5,814
Other comprehensive (loss) income:
Foreign currency translation adjustment	(320)	109
Unrealized loss on marketable securities	(224)	(68)

Other comprehensive (loss) income	(544)	41

Total comprehensive (loss) income	$(4,819)	$5,855

Net (loss) income per share:
Basic	$(0.11)	$0.14

Diluted	$(0.11)	$0.14

Weighted average shares used in per share calculations:
Basic	38,871	40,450

Diluted	38,871	40,918

See accompanying notes to condensed consolidated financial statements.

SERENA SOFTWARE, INC.

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended April 30, 2004 and 2003

(In thousands)

(Unaudited)

	Three Months Ended April 30,
	2004	2003
Cash flows from operating activities:
Net (loss) income	$(4,275)	$5,814
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	521	352
Provision in allowance for bad debts	150	50
Accrued interest on pledged securities	(40)	—
Accrued interest on notes receivable from stockholders, net of cash received	—	(137)
Accrued interest expense on subordinated notes	825	—
Amortization of debt issuance costs	461	—
Amortization of deferred stock-based compensation	18	—
Amortization of acquired technology	2,045	1,081
Amortization of intangible assets	950	—
Acquired in-process research and development	10,400	—
Changes in operating assets and liabilities:
Accounts receivable	(2,131)	2,404
Prepaid expenses and other assets	(764)	(1,148)
Accounts payable	735	205
Income taxes payable	982	(135)
Accrued expenses	(3,206)	(130)
Deferred revenue	10,431	2,709

Net cash provided by operating activities	17,102	11,065

Cash flows provided by investing activities:
Purchases of property and equipment	(432)	(105)
Sales of short-term and long-term investments	50,594	6,330
Cash received in the acquisition of Merant plc	97,208	—

Net cash provided by investing activities	147,370	6,225

Cash flows from financing activities:
Exercise of stock options under the employee stock option plan	1,774	492
Common stock repurchased under the stock repurchase plan	—	(7,357)

Net cash provided by (used in) financing activities	1,774	(6,865)

Effect of exchange rate changes on cash	(255)	109

Net increase in cash and cash equivalents	165,991	10,534
Cash and cash equivalents at beginning of period	257,281	105,402

Cash and cash equivalents at end of period	$423,272	$115,936

Supplemental disclosures of cash flow information:
Income taxes paid	$1,494	$3,730

Non-cash investing and financing activity:
Unrealized loss on marketable securities	$(224)	$(68)

Common stock to be issued in the acquisition of Merant Plc.	$120,481	$—

Fair value of options issued in the acquisition	$7,201	$—

Consideration payable to Merant shareholders in the acquisition	$274,654	$—

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

The accompanying unaudited condensed consolidated financial statements have been prepared on substantially the same basis as the audited consolidated financial statements, and in the opinion of management include all adjustments, consisting only of normal recurring adjustments, except as otherwise noted, necessary for their fair presentation. These unaudited condensed consolidated financial statements and the notes thereto have been prepared in accordance with the Instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all disclosures required by accounting principles generally accepted in the United States of America and Regulation S-X for annual financial statements. For these additional disclosures, readers should refer to the Company’s annual report on Form 10-K for the fiscal year ended January 31, 2004. The interim results presented are not necessarily indicative of results for any subsequent quarter or for the fiscal year ending January 31, 2005.

Reclassifications

Certain reclassifications have been made to the January 31, 2004 balances and the balances for the three months ended April 30, 2003 in order to conform to the April 30, 2004 presentations.

(1)    Acquisition of Merant Plc.

On March 3, 2004, the Company’s Board of Directors, together with the Board of Directors of Merant plc, a leading provider of software and services for managing code, content and other business-critical assets, announced that they had reached agreement on the terms of a recommended cash and share offer (the “Offer”) to be made by the Company and by Lehman Brothers on its behalf (outside of the United States) for the entire issue and to be issued share capital of Merant, including Merant shares represented by Merant American Depository Shares (“ADSs”). The Offer was made on March 18, 2004.

Merant designs, develops and markets software products and services for Enterprise Change Management (“ECM”), software configuration management and web content management. Its solutions help companies improve their ability to manage change of software applications, code and web content. Merant is organized under the laws of England and Wales, and, prior to the completion of the Offer, its ordinary shares were traded on the London Stock Exchange and its ADSs were traded on the NASDAQ National Market.

On April 23, 2004, valid acceptances of the Offer had been received in respect of a total of approximately 85.7 million Merant shares (including valid acceptances in respect to Merant ADSs), representing approximately 79.3% of the issued share capital of Merant. Accordingly, all conditions related to the Offer were deemed to have been satisfied or waived as of April 23, 2004 and the Offer was declared unconditional in all respects. By April 29, 2004, acceptances in respect of more than 90% of the issued share capital had been received, as a result of which the Company was entitled to acquire any outstanding Merant shares and Merant ADSs through compulsory acquisition procedures under UK law. The Company expects these procedures to be completed on or about June 30, 2004. The acquisition was accounted for using the purchase method of accounting, and accordingly, the results of operations of Merant are included in the Company’s consolidated financial statements from April 23, 2004.

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The Company’s acquisition of Merant has created the second largest provider of ECM software solutions, serving the complex change management needs of at least 46 of the fortune 50 largest companies worldwide, with a resulting combined installed base of over 15,000 customers. The primary reasons for the acquisition were that this larger installed base would provide the combined companies with distribution leverage to cross sell products, expansion opportunities into new geographies, new opportunities in channel development and a profitable and steady maintenance stream.

Upon completion of the compulsory acquisition procedure, the Company shall have acquired 100% of Merant’s outstanding common stock in acquiring all of its assets and assuming all of its liabilities. The total purchase price was $426.4 million and consisted of a combination of cash and stock as follows (in thousands):

Fair market value of SERENA common stock to be issued (approximately 5.9 million shares)	$120,481
Cash to be paid	274,654
Estimated fair value of options assumed	7,201
Estimated employee severance and other costs	13,312
Estimated acquisition-related costs	10,712

Total estimated purchase price of acquisition	$426,360

The total purchase price was preliminarily allocated as follows (in thousands):

Fair value of assets acquired	$130,417
Acquired technology	45,000
Acquired in-process research and development	10,400
Trademark / Trade name portfolio	2,400
Customer contracts	47,600
Non-compete agreements	9,300
Intrinsic value of options assumed	1,822
Fair value of liabilities assumed	(68,059)
Deferred tax liability	(41,720)
Goodwill	289,200

Total estimated purchase price of acquisition	$426,360

The Company does not expect future adjustments to the purchase price to be material. Acquired technology, consisting of current completed technologies at the date of acquisition and valued on the premise of fair market value in continued use under the discounted cash flow approach, is amortized on a straight-line basis over a six-year period, the period of time the Company estimates as its economic useful life. Pre-existing non-compete agreements maintained by Merant and nine key employees were transferred to SERENA by way of the acquisition and were valued based on the estimated amount of business that might be lost if these nine key employees were competing against the Company and are being amortized on a straight-line basis over a five-year period. Maintenance service contracts, consisting of existing annual renewable maintenance contracts at the date of acquisition are valued on the premise of fair market value of the total future cash flows that would be generated from the renewal of such contracts under the discounted cash flow approach and are amortized on a straight-line basis over a seven-year period. Trademark/Trade name portfolio, consisting of four existing trademarks at the date of acquisition, “Merant”, “Merant Professional”, “Merant Dimensions” and “Merant Collage”, is valued on the premise of fair market value of royalties avoided on developed technology revenues

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

under the discounted cash flow approach and is amortized on a straight-line basis over one-year to three-year periods, the periods of time the Company estimates as its economic useful life. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired and is no longer subject to amortization but instead will be measured for impairment annually pursuant to SFAS No. 142.

The fair value of the Company’s common stock issued was determined using an average price of $20.62, which was the average trading price from March 1, 2004 through March 5, 2004, the five trading days surrounding the date the merger was announced. The fair value of the Company’s stock options assumed was determined using the Black-Scholes option pricing model and the following assumptions: estimated contractual life of 4.5 years, risk-free interest rate of 3.7% , expected volatility of 100% and no expected dividend yield. The fair value of stock options assumed is net of $1.8 million which represents the portion of the intrinsic value of Merant’s unvested options applicable to the remaining vesting period.

With respect to acquired Merant intangibles, the weighted average remaining amortization period for acquired technology is 72 months, trademark/trade name portfolio and non-compete agreements is 24 months, and customer contracts is 84 months. The total weighted average remaining amortization period for all acquired Merant intangible assets is 72 months. All identified intangible assets will be amortized on a straight-line basis over their useful lives. Amortization of acquired technology and amortization of other intangibles for the current fiscal quarter ended April 30, 2004 was $2.0 million and $1.0 million, respectively. The estimated total amortization expense for both acquired technologies and other intangible assets associated with Merant is $13.2 million for the remaining nine months of fiscal 2005, $17.0 million for fiscal 2006, $16.5 million for fiscal 2007, and $16.2 million for each of fiscal 2008 and fiscal 2009.

In accordance with generally accepted accounting principles of the United States of America, we recorded a deferred tax liability of $41.7 million for the difference between the assigned values and the tax bases of the intellectual property assets acquired in the transaction.

The transaction was accounted for as a purchase and, accordingly, the operating results of Merant have been included in our accompanying condensed consolidated statements of (loss) income from April 23, 2004, the date of acquisition. The following unaudited pro forma information presents the combined results of SERENA and Merant as if the acquisition had occurred as of February 1, 2003, the beginning of the first quarter of fiscal 2004, after applying certain adjustments, including amortization of acquired technology and other intangible assets, amortization of stock-based compensation, amortization of debt issuance costs and interest expense, all net of related tax effects. In-process research and development of $10.4 million has been excluded from the following presentation as it is a non-recurring charge (in thousands, except per share amounts):

Three Months Ended April 30, 2003
Total revenue	$57,378
Net income from continuing operations	$3,194
Net income per share from continuing operations (basic)	$0.07
Net income per share from continuing operations (diluted)	$0.07

(2)    Acquired In-process Research and Development

As a result of the Company’s acquisition of Merant on April 23, 2004, the Company recorded acquired in-process research and development totaling $10.4 million. In valuing acquired in-process research and development and acquired intangible assets in the Merant acquisition, the Company obtained an independent third party appraisal. For this transaction, the premise of value was fair market value in continued use.

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Among the assets that were valued by the Company were Professional version 8.1, Professional version 8.2, Dimension version 9.0 and Formula 1, all of which were currently under development at the acquisition date. These technologies currently under development were valued on the premise of fair market value in continued use employing a version of the income approach referred to as the discounted cash flow approach. This methodology is based on discounting to present value, at an appropriate risk-adjusted discount rate, both the expenditures to be made to complete the development efforts (excluding the efforts to be completed on the development efforts underway) and the operating cash flows which the applications are projected to generate, less a return on the assets necessary to generate the operating cash flows.

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

The percentage complete and the appropriate risk-adjusted discount rate for each application were as follows:

Application Under Development	Percentage Complete	Discount Rate
Professional version 8.1	95%	18%
Professional version 8.2	95%	18%
Dimension version 9.0	85%	18%
Formula 1	0%	23%

The rates used to discount the net cash flows to present value were initially based on the weighted average cost of capital (“WACC”). The Company used discount rates of 18% and 23% for valuing the acquired in-process research and development and 13% for the core technologies. These discount rates are higher than the implied WACC due to the inherent uncertainties surrounding the successful development of the acquired in-process research and development, the useful life of such in-process research and development, the profitability levels of such in-process research and development, and the uncertainty of technological advances that were unknown at the time.

(3)    Stock-Based Compensation

The Company uses the intrinsic value method to account for stock-based compensation. The Company amortizes deferred stock-based compensation on an accelerated basis in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.”

The Company accounts for employee stock-based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Since the exercise price of options granted under such plans is equal to the market value on the date of grant, no compensation cost has been recognized for grants under its stock option plans and stock purchase plans. In

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

accordance with APB No. 25, the Company does not recognize compensation cost related to its employee stock purchase plan. If compensation cost for the Company’s stock-based compensation plans had been determined consistent with SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” the Company’s net (loss) income and net (loss) income per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three Months Ended April 30,
	2004	2003
Net (loss) income, as reported	$(4,275)	$5,814
Add: stock-based employee compensation expense included in reported net income, net of tax	18	—
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(2,908)	(2,567)

Pro forma net (loss) income	$(7,165)	$3,247

Basic net (loss) income per share:
As reported	$(0.11)	$0.14

Pro forma	$(0.18)	$0.08

Diluted net (loss) income per share:
As reported	$(0.11)	$0.14

Pro forma	$(0.18)	$0.08

For the pro forma amounts determined under SFAS No. 123, as set forth above, the fair value of each stock option grant under the stock option plans and the fair value of the employees’ purchase rights under the employee stock purchase plan (“ESPP”) are estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the three months ended April 30, 2004 and 2003.

	Stock Option Plans		ESPP
	Three Months Ended April 30,
	2004	2003	2004	2003
Expected life (in years)	4.5	4.5	0.5	0.5
Risk-free interest rate	3.5%	2.8%	1.4%	1.1%
Volatility	98%	106%	37%	54%
Dividend yield	none	none	none	none

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

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(4)    Net (Loss) Income Per Share

Basic net (loss) income per share is computed using the weighted-average number of shares of common stock outstanding. Diluted net (loss) income per share is computed using the weighted-average number of shares of common stock outstanding and, when dilutive, potentially dilutive common shares from restricted stock and options to purchase common stock using the treasury stock method.

The following is a reconciliation of the shares used in the computation of basic and diluted net (loss) income per share (in thousands):

	Three Months Ended April 30,
	2004	2003
Basic net (loss) income per share—weighted average number of common shares outstanding	38,871	40,450
Effect of potentially dilutive securities outstanding—stock options	—	468

Shares used in diluted net (loss) income per share computation	38,871	40,918

For the three month period ended April 30, 2004, all options to purchase shares of common stock were excluded from the computation of diluted earnings per share because the effect of their inclusion would be anti-dilutive given the Company’s net loss for the quarter. Accordingly, 5,196,734 options to purchase shares of common stock at an average share price of $18.60 were excluded from the computation of diluted EPS. For the three month period ended April 30, 2003, only options to purchase shares of common stock at a share price which was greater than the average closing market price of the shares for that quarter were excluded from the computation of diluted earnings per share because the effect of their inclusion would be anti-dilutive. Accordingly, 3,075,442 options to purchase shares of common stock at an average share price of $20.57 were excluded from the computation of diluted EPS.

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(5)    Restructuring Costs

On August 6, 2001, in response to the general weakening of the worldwide economy and resulting IT spending slowdown, the Company announced and began to execute its plan to reduce workforce by approximately 12% or 45 positions affecting all parts of the organization and incur costs associated with the closure of facilities. The Company recorded a restructuring charge in the third quarter of fiscal 2002 consisting principally of severance, payroll taxes and other employee benefits totaling $1.5 million and facilities closures totaling $1.0 million. The Company has realized and expects to continue to realize cost savings going forward as a result of this reduction and other cost savings initiatives implemented. The Company’s restructuring is substantially complete with these actions. The nature of the restructuring charges and the amounts paid through and accrued as of April 30, 2004 are summarized as follows (in thousands):

		As of April 30, 2004
	Total	Paid	Adjustments	Accrued
Severance, payroll taxes and other employee benefits	$1,483	$1,173	$(195)	$115
Facilities closures	875	1,055	195	15
Legal and other miscellaneous	70	65	—	5

Total restructuring accrual	2,428	$2,293	$—	$135

Fixed asset impairment	101

Total restructuring charges	$2,529

(6)    Goodwill and Other Intangibles Assets

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

Goodwill and other intangible assets consisted of the following (in thousands):

	April 30, 2004	January 31, 2004
Goodwill	$329,671	$40,471

Non-compete agreement	$10,933	$1,633
Acquired technology	82,471	37,476
Customer contracts	49,400	1,800
Trademark / Trade name portfolio	2,600	200
Customer relationships	2,510	2,510

	147,914	43,619
Less: accumulated amortization	23,627	20,632

	$124,287	$22,987

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Goodwill and other intangible assets consist of amortized intangible assets and intangible assets no longer subject to amortization under SFAS No. 142 as follows (in thousands):

	As of April 30, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Non-compete agreements	$10,933	$(1,296)	$9,637
Acquired technology	82,471	(19,697)	62,774
Customer contracts	49,400	(1,779)	47,621
Trademark / Trade name portfolio	2,600	(88)	2,512
Customer relationships	2,510	(767)	1,743

Total	$147,914	$(23,627)	$124,287

Aggregate amortization expense:
For the remaining nine months of year ended January 31, 2005	$19,749
Estimated amortization expense:
For year ended January 31, 2006	24,771
For year ended January 31, 2007	20,931
For year ended January 31, 2008	17,849
For year ended January 31, 2009	16,160
Thereafter	24,827

Total	$124,287

The weighted average remaining amortization period for acquired technology is 53 months; trademark/trade name portfolio and customer relationships is 24 months; non-compete agreements is 23 months; and customer contracts is 81 months. The total weighted average remaining amortization period for all identifiable intangible assets is 60 months. The aggregate amortization expense of acquired technology and other intangible assets was $3.0 million and $1.1 million in the three months ended April 30, 2004 and 2003, respectively. There were no impairment charges in the three month periods ended April 30, 2004 and 2003.

The change in the carrying amount of goodwill for the three months ended April 30, 2004 is as follows (in thousands):

Balance as of January 31, 2004	$40,471
Activity during the year:
Merant Plc. goodwill acquired	289,200
Impairment losses recognized	—

Balance as of April 30, 2004	$329,671

(7)    Stock Repurchase Programs and Repurchase of Common Stock

In February 2004, the Board of Directors authorized the repurchase of up to 1.0 million shares of the Company’s Common Stock from time to time in the open market or in privately negotiated block transactions. The Company will utilize any reacquired shares under this program for reissuance in connection with employee stock programs and general corporate purposes.

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

In May 2004, the Board of Directors authorized the repurchase of up to 1.0 million shares of the Company’s Common Stock from time to time in the open market or in privately negotiated block transactions. The Company will utilize any reacquired shares under this program for reissuance in connection with employee stock programs and general corporate purposes.

For fiscal 2005 to date, the Company has not repurchased any shares of its common stock and the timing and size of any future stock repurchases are subject to market conditions, stock prices, our cash position and other cash requirements going forward.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements under the Private Securities Litigation Reform Act of 1995. Certain statements under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report are “forward-looking statements.” These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements contained in this report that are not historical facts. When used in this report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors discussed under “Factors That May Affect Future Results” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in, or incorporated by reference into, this report. Factors that could cause or contribute to such differences include but are not limited to, our ability to successfully integrate our recent acquisition of Merant plc; the percentage of license revenue typically closed at the end of each quarter making estimation of operating results prior to the end of the quarter extremely uncertain; weak economic conditions worldwide which may continue to affect the overall demand for software and services, which has resulted in and could continue to result in decreased revenues or lower revenue growth rates; our reliance on our mainframe products for revenue; changes in revenue mix and seasonality; our ability to deliver our products on the distributed systems platform; dependence on revenues from our installed base; continued demand for additional mainframe MIPS capacity; expansion of our international organizations; and our ability to manage our growth. We assume no obligation to update the forward-looking information contained in this report. It is important that the discussion below be read together with the attached condensed consolidated financial statements and notes thereto, with the discussion of such risks and uncertainties and with the audited financial statements and notes thereto, and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in the Company’s Form 10-K for fiscal 2004.

Overview

SERENA Software, Inc. is an industry leading supplier of software that automates change to enterprise applications. SERENA’s Enterprise Change Management (“ECM”) strategy manages the Software Change Management (“SCM”) process throughout the entire application development lifecycle across multiple platforms—from the mainframe to the Web. SERENA was founded in 1980 and we introduced our first SCM product, Comparex, in 1981. Since then, SERENA has developed a full suite of mainframe products, including our flagship product ChangeMan ZMF, which was introduced in 1988. In June 1999, SERENA introduced ChangeMan DS, a distributed systems product providing an end-to-end solution to SCM across the enterprise from the mainframe to the desktop to the Web. IT managers use our products to track software changes during the software application design and development process, manage separate programming teams that are concurrently developing and enhancing applications, and oversee the deployment of the software applications across both the mainframe and distributed systems environments. In June 2003, we introduced TeamTrack, a distributed systems product from our TeamShare acquisition providing leading-edge issue and request management technology; in September 2003, we announced the next-generation advanced framework for Application Life Cycle Management, the SAFE Framework (Serena Application Framework for Enterprises) which will revolutionize enterprise operations by facilitating cross-process integration; and in November 2003, we introduced TeamTrack version 6, our first product to deliver on the Next-Generation SAFE Framework.

On March 3, 2004, the Company’s Board of Directors, together with the Board of Directors of Merant, announced that they had reached agreement on the terms of a recommended cash and share offer (the “Offer”) to be made by the Company and by Lehman Brothers on its behalf (outside of the United States) for the entire issue and to be issued share capital of Merant, including Merant Shares represented by Merant ADSs (“American Depository Shares”). The Offer was made on March 18, 2004.

On April 23, 2004, valid acceptances of the Offer had been received in respect of a total of approximately 85.7 million Merant shares (including valid acceptances in respect to Merant ADSs), representing approximately 79.3% of the issued share capital of Merant. Accordingly, all conditions related to the Offer were deemed to have been satisfied or waived as of April 23, 2004 and the Offer was declared unconditional in all respects. By April 29, 2004, acceptances in respect of more than 90% of the issued share capital had been received, as a result of which the Company was entitled to acquire any outstanding Merant shares and Merant ADSs through compulsory acquisition procedures under UK law. The Company expects these procedures to be completed on or about June 30, 2004. The acquisition was accounted for using the purchase method of accounting, and accordingly, the results of operations of Merant are included in the Company’s consolidated financial statements from April 23, 2004.

Upon completion of the compulsory acquisition procedure, the Company will have acquired 100% of Merant’s outstanding common stock in acquiring all of its assets and assuming all of its liabilities. The total purchase price was $426.4 million and consisted of a combination of cash totaling $274.7 million and stock of approximately 5.9 million shares valued at $120.5 million.

The Company’s acquisition of Merant has created the second largest provider of ECM software solutions, serving the complex change management needs of at least 46 of the fortune 50 largest companies worldwide, with a resulting combined installed base of over 15,000 customers. The Company believes that this installed base will provide the combined companies with distribution leverage to cross sell products, expand into new geographies, create new opportunities in channel development and generate a profitable and steady maintenance stream.

In the current fiscal quarter ended April 30, 2004, SERENA experienced a 38% increase in total revenues, as total revenues for the quarter were $33.7 million versus $24.4 million in the first quarter of fiscal 2004. The increase was due in part by the Company’s recent acquisitions of TeamShare and Merant.

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

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. In many instances, we could have reasonably used different accounting estimates, and in other instances changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from the estimates made by us. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation of our financial condition or results of operations could be affected.

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

Accounting for Income Taxes.    Income taxes are recorded using the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company assesses the likelihood that deferred tax assets will be recoverable from future taxable income and a valuation allowance is provided if it is determined more likely than not that some portion of the deferred tax assets will not be realized.

Results of Operations

References to the dollar and percentage increases or decreases set forth below in this discussion and analysis of SERENA’s results of operations are derived from comparisons between SERENA’s condensed consolidated statements of (loss) income and comprehensive (loss) income for the three month period ended April 30, 2004 to the condensed consolidated statements of (loss) income and comprehensive (loss) income for the three month period ended April 30, 2003. Historical results include the post-acquisition results of TeamShare from June 5, 2003 and Merant from April 23, 2004.

The following table sets forth our results of operations expressed as a percentage of total revenue. These operating results for the periods presented are not necessarily indicative of the results for the full fiscal year or any other period.

	Percentage of Revenue Three Months Ended April 30,
	2004	2003
Revenue:
Software licenses	47%	44%
Maintenance	44%	49%
Professional services	9%	7%

Total revenue	100%	100%

Cost of revenue:
Software licenses	1%	1%
Maintenance	5%	6%
Professional services	8%	7%
Amortization of acquired technology	6%	5%

Total cost of revenue	20%	19%

Gross profit	80%	81%

Operating expenses:
Sales and marketing	27%	27%
Research and development	15%	12%
General and administrative	6%	7%
Amortization of intangible assets	3%	—
Acquired in-process research and development	31%	—
Restructuring, acquisition and other charges	1%	—

Total operating expenses	83%	46%

Operating (loss) income	(3)%	35%
Interest income	3%	4%
Interest expense	(2)%	—
Amortization of debt issuance costs	(1)%	—

(Loss) income before income taxes	(3)%	39%
Income taxes	10%	15%

Net (loss) income	(13)%	24%

Revenue

We derive revenue from software licenses, maintenance and professional services. Our total revenue increased $9.3 million or 38% to $33.7 million in the current fiscal quarter ended April 30, 2004 from $24.4 million in the same quarter a year ago. International sales represented approximately 29% of our total revenue in the current fiscal quarter ended April 30, 2004, as compared to 32% in the same quarter a year ago. No single customer accounted for 10% or more of total revenue in either the first quarter of fiscal 2005 or the same quarter a year ago.

Software Licenses.    Software licenses revenue as a percentage of total revenue was 47% in the current fiscal quarter ended April 30 2004, as compared to 44% in the same quarter a year ago. Software licenses revenue increased $5.0 million or 46% to $15.8 million in the current fiscal quarter from $10.8 million in the same quarter a year ago. The dollar increase is predominantly due to increases in our distributed systems license revenue, in part fueled by new sales of TeamTrack coming from our TeamShare acquisition in the second quarter of fiscal 2004 and new sales of Merant products coming from our Merant acquisition late in the current fiscal quarter ended April 30, 2004; all partially offset by a decrease in the StarTool family of products license revenue. Sales of our distributed systems products, predominantly ChangeMan DS prior to fiscal 2004, both ChangeMan DS and TeamTrack beginning in fiscal 2004 and ChangeMan DS, TeamTrack and our newly acquired product line from Merant beginning in the first quarter of fiscal 2005, make up an increasing proportion of total software licenses revenue. Distributed systems products accounted for $8.4 million or 53% of total software licenses revenue in the first quarter of fiscal 2005 as compared to $2.4 million or 23% in the same quarter a year ago. The Company expects that its distributed systems revenues in total and as a percentage of software licenses revenue will increase over time, and that core software change management will continue to account for a substantial portion of software licenses revenue in the future. We may experience a decrease or little growth in license revenue in the near term.

Maintenance.    Maintenance revenue as a percentage of total revenue was 44% in the current fiscal quarter ended April 30, 2004, as compared to 49% in the same quarter a year ago. Maintenance revenue increased $2.9 million or 24% to $14.8 million in the current fiscal quarter from $11.9 million in the same quarter a year ago. The dollar increase reflects growth in installed software licenses base, as new licenses generally include one year of maintenance, renewals of maintenance agreements by existing customers and, to a lesser extent, maintenance price increases; all partially offset by some cancellations in Comparex maintenance contracts particularly beginning in fiscal 2002 when the general weakening of the economy in the U.S. and abroad caused some customers to reevaluate and restrict IT spending. With the Company’s acquisition of Merant late in the current fiscal quarter ended April 30, 2004, the Company’s install base grew from approximately 3,600 customers to 15,000 customers. Accordingly, we expect maintenance revenue to grow in absolute dollars in the near term as maintenance contracts renew and as the negative revenue impact from the deferred maintenance writedown, which is required for purchase accounting, naturally expires over the coming quarters.

Professional Services.    Professional services revenue as a percentage of total revenue was 9% in the current fiscal quarter ended April 30, 2004, as compared to 7% in the same quarter a year ago. Professional services revenue increased $1.5 million or 96% to $3.1 million in the current fiscal quarter from $1.6 million in the same quarter a year ago. The dollar increase is predominantly due to an improvement in our consulting business which began in the second quarter of fiscal 2004 fueled in part by a few large engagements and the acquisition of Merant. In general, professional services revenue is attributable to consulting opportunities resulting from our installed customer base and our expanded consulting service capabilities, all partially offset by the continued weak U.S. economy, price pressures on consulting rates, and the deferral of existing consulting projects.

Cost of Revenue

Cost of revenue, which consists of cost of software licenses, cost of maintenance, cost of professional services and amortization of acquired technology, was 20% of total revenue in the current fiscal quarter ended April 30, 2004, as compared to 19% in the same quarter a year ago. Cost of revenue increased $2.2 million or 47% to $6.7 million in the current fiscal quarter from $4.5 million in the same quarter a year ago. In absolute dollar terms, the increase is consistent with the increase in total revenues. As a percentage of total revenue, cost of revenue has increased when comparing the current fiscal quarter to the same quarter a year ago, predominantly due to lower margin professional services revenue being a larger percentage of total revenue and an increase in acquired technology amortization expense associated with the acquisition of Merant in the current fiscal quarter; all partially offset by the elimination of fees associated with our StarTool FDM product beginning in the third quarter of fiscal 2004.

Software Licenses.    Cost of software licenses consists principally of fees associated with our StarTool FDM products through the second quarter of fiscal 2004 and, to a lesser extent, salaries, bonuses and other costs associated with our product release organization, and fees associated with integrating third party technology into our ChangeMan DS distributed systems products. Cost of software licenses as a percentage of total software licenses revenue was 2% in both the current fiscal quarter ended April 30, 2004 and the same quarter year ago. Cost of software licenses increased $0.1 million or 53% to $0.3 million in the current fiscal quarter from $0.2 million in the same quarter a year ago. The increase in absolute dollars is primarily due to increases in fees associated with new sales of Merant products beginning with the acquisition of Merant late in the current fiscal quarter; offset by decreases in fees associated with our StarTool FDM product as a result of lower revenues, and particularly, the elimination of such fees beginning in the third quarter of fiscal 2004.

Maintenance.    Cost of maintenance consists primarily of salaries, bonuses and other costs associated with our customer support organizations. Cost of maintenance as a percentage of total maintenance revenue was 11% in the current fiscal quarter ended April 30, 2004, as compared to 13% in the same quarter a year ago. Cost of maintenance increased $0.1 million or 4% to $1.6 million in the current fiscal quarter from $1.5 million in the same quarter a year ago. In absolute dollar terms, the increase in cost of maintenance is primarily attributable to increases in expenses associated with our customer support organizations as a result of the growth in both maintenance revenue and our installed customer base; in particular, as our installed base grew from approximately 3,600 customers to 15,000 customers with our acquisition of Merant late in the current fiscal quarter. As a percentage of total maintenance revenue, the margin improvement reflects economies of scale achieved as the rate of growth in maintenance revenue was greater than the rate of growth in costs associated with our customer support organizations.

Professional Services.    Cost of professional services consists of salaries, bonuses and other costs associated with supporting our professional services organization. Cost of professional services as a percentage of total professional services revenue was 89% in the current fiscal quarter ended April 30, 2004, as compared to 110% in the same quarter a year ago. Cost of professional services increased $1.0 million or 58% to $2.8 million in the current fiscal quarter from $1.8 million in the same quarter a year ago. The increase in absolute dollars is predominantly due to increases in expenses associated with our professional services organization to support higher professional services revenue, and increases in third party contractor costs. As a percentage of total professional services revenue, the significant margin improvement reflects economies of scale achieved as the rate of growth in professional services revenue was greater than the rate of growth in costs associated with our professional services organizations.

Amortization of Acquired Technology.    In connection with various prior acquisitions and most recently TeamShare in June 2003 and Merant in April 2004, the Company has recorded $82.5 million in acquired technologies, offset by amortization totaling $19.7 million as of April 30, 2004. Amortization of acquired technology increased $0.9 million or 89% to $2.0 million in the current fiscal quarter ended April 30, 2004 from $1.1 million in the same quarter a year ago. The increase in amortization expense was predominantly due to the acquired technology recorded in connection with the Company’s acquisition of TeamShare in June 2003, and to a lesser extent, the acquired technology recorded in connection with the Company’s acquisition of Merant in April 2004. The Company expects to record $3.7 million per quarter in amortization expense over the next seven quarters, then $2.6 million per quarter following thereon through the second quarter of fiscal 2008 and $1.9 million thereafter through fiscal 2010. See Notes 1 and 6 of Notes to Condensed Consolidated Financial Statements for additional information related to amortization of acquired technology and the Merant acquisition.

Operating Expenses

Sales and Marketing.    Sales and marketing expenses consist primarily of salaries, commissions and bonuses, payroll taxes, and employee benefits as well as travel, entertainment and marketing expenses. Sales and marketing expenses as a percentage of total revenue were 27% in both the current fiscal quarter ended April 30, 2004 and the same quarter a year ago. Sales and marketing expenses increased $2.7 million or 41% to $9.4 million in the current fiscal quarter from $6.7 million in the same quarter a year ago. The dollar increase is due primarily to the expansion of our direct sales and marketing organizations to support license revenue growth, salary, benefits and other employee related cost increases associated with our TeamShare acquisition in the second quarter of fiscal 2004, and to a lesser extent, our Merant acquisition in the current fiscal quarter. In absolute dollar terms, we expect sales and marketing expenses to increase as we include a full quarter of Merant expenses and continue to hire additional sales and marketing personnel, market our distributed systems products and undertake additional marketing programs.

Research and Development.    Research and development expenses consist primarily of salaries, bonuses, payroll taxes, and employee benefits and costs attributable to research and development activities. Research and development expenses as a percentage of total revenue were 15% in the current fiscal quarter ended April 30, 2004, as compared to 12% in the same quarter a year ago. Research and development expenses increased $1.9 million or 63% to $4.9 million in the current fiscal quarter from $3.0 million in the same quarter a year ago. The increase in research and development expenses in both absolute dollars and as a percentage of total revenue is primarily attributable to salary, benefits and other employee related cost increases as a result of our acquisition of TeamShare in the second quarter of fiscal 2004, and to a lesser extent, our acquisition of Merant in the current fiscal quarter, and continued expansion of our research and development efforts to enhance existing products and develop our distributed systems products. We expect research and development expenses to increase, both in absolute dollar terms and as a percentage of total revenue, as we continue to hire additional research and development personnel primarily to develop our distributed systems product suite.

General and Administrative.    General and administrative expenses consist primarily of salaries, bonuses, payroll taxes, and benefits and certain non-allocable administrative costs, including legal and accounting fees and bad debts. General and administrative expenses as a percentage of total revenue were 6% in the current fiscal quarter ended April 30, 2004, as compared to 7% in the same quarter a year ago. General and administrative expenses increased $0.3 million or 18% to $2.0 million in the current fiscal quarter from $1.7 million in the same quarter a year ago. The dollar increase is primarily due to general increases in infrastructure and insurance costs, and to a lesser extent, salary, benefits and other employee related cost increases associated with our Merant acquisition late in the current fiscal quarter ended April 30, 2004. We expect general and administrative expenses to increase in absolute dollar terms as we expand our infrastructure and our operations in the future.

Stock-Based Compensation.    In connection with the Company’s acquisition of Merant late in the current fiscal quarter ended April 30, 2004, the Company recorded $1.8 million in deferred stock-based compensation reflecting the intrinsic value of the stock options assumed in the acquisition. The deferred stock-based compensation is being amortized over four years under an accelerated method whereby approximately $0.9 million, $0.5 million, $0.3 million and $0.1 million will be amortized to expense in the first, second, third and fourth years, respectively.

Amortization of Intangible Assets.    In connection with various prior acquisitions and most recently TeamShare in June 2003 and Merant in April 2004, the Company has recorded $65.4 million in identifiable intangible assets, offset by amortization totaling $3.9 million as of April 30, 2004. Amortization of intangible assets for the current fiscal quarter ended April 30, 2004 was $1.0 million, as compared to no amortization expense from the same quarter a year ago. The expense in the first quarter of fiscal 2005 is predominantly due to the TeamShare acquisition in the second quarter of fiscal 2004 which added $5.2 million in amortizable intangible assets, and to a lesser extent, the Merant acquisition in the current fiscal quarter which added $59.3 million in amortizable intangible assets. Amortization of intangible assets will be approximately

$2.8 million per quarter over the next four quarters, $2.6 million per quarter over the following four quarters thereafter, and $2.2 million per quarter thereafter through the end of fiscal 2009. See Notes 1 and 6 of Notes to Condensed Consolidated Financial Statements for additional information related to amortization of intangible assets and the Merant acquisition.

Acquired In-Process Research and Development.    In connection with the Company’s acquisition of Merant in April 2004, the Company recognized a charge in the first quarter of fiscal 2005 of $10.4 million for acquired in-process research and development. See Note 2 of Notes to Condensed Consolidated Financial Statements for additional information related to the acquired in-process research and development charge.

Restructuring, acquisition and other charges.    In connection with the Company’s acquisition of Merant in April 2004, the Company has incurred and expects to continue to incur restructuring, acquisition and other charges related to the acquisition that are not part of the Company’s expected ongoing operations. The Company recorded $0.2 million in restructuring, acquisition and other charges in the first quarter of fiscal 2005 and expects that similar charges will be incurred going forward totaling approximately $1.0 million per quarter.

Interest Income, Interest Expense and Amortization of Debt Issuance Costs

Interest Income.    Interest income increased $0.3 million or 31% to $1.3 million in the current fiscal quarter from $1.0 million in the same quarter a year ago. The dollar increase in interest income is predominantly due to increases in balances on interest-bearing accounts, such as cash and cash equivalents, and both short and long-term investments, resulting from our debt offering in December where the Company raised approximately $213.3 million, net of costs, and to a lesser extent, the accumulation of earnings; all partially offset by reduced market interest rates and decreases in cash balances of $47.4 million and $19.4 million due to the Company’s stock repurchase program implemented in the second, third and fourth quarters of fiscal 2004 and the TeamShare acquisition in June 2003, respectively.

Interest Expense.    The Company recorded interest expense totaling approximately $825,000 in the current fiscal quarter ended April 30, 2004 in connection with the Company’s subordinated notes.

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

The Company has pledged a portfolio of U.S. government securities to secure the first six scheduled interest payments on the Notes. Accordingly, as of April 30, 2004, the Company has approximately $9.7 million in restricted cash against this pledge. Other than this pledge of U.S. government securities, the Notes are subordinated unsecured obligations and rank junior in right of payment to the Company’s existing and future senior indebtedness and structurally subordinated to all indebtedness and other liabilities of the Company’s subsidiaries. The Notes are not listed on any securities exchange.

Amortization of Debt Issuance Costs.    The Company recorded amortization of debt issuance costs totaling approximately $461,000 in the current fiscal quarter ended April 30, 2004 in connection with the Company’s Notes, which will be amortized over 5 years, the term of the initial put option by the Note holders. Amortization of debt issuance costs will be $1.34 million annually going forward through December 15, 2008, when the initial put option expires, or earlier, upon conversion of the notes.

Income Taxes

Income Taxes.    Income taxes were $3.4 million and $3.6 million in the current fiscal quarter ended April 30, 2004 and the same quarter a year ago, respectively. The Company’s projected effective income tax rate for fiscal 2005 is 86%, or 37% excluding the impact of the one-time in-process research and development charge of $10.4 million taken in the first fiscal quarter ended April 30, 2004, versus 37% for fiscal 2004. The projected effective income tax rate for fiscal 2005, when compared to fiscal 2004, benefited in part due to increases in research and experimentation tax credits as a result of the Company’s recent Merant acquisition and changes in pre-tax income projections; all offset entirely by a limitation in the research and experimentation tax credit the Company can take in fiscal 2005 pending the extension or renewal of certain tax legislation. SERENA’s effective income tax rate has historically benefited from the United States research and experimentation tax credit and tax benefits generated from export sales made from the United States.

Liquidity and Capital Resources

Cash, cash equivalents and investments.    Since SERENA’s inception, we have financed our operations and met our capital expenditure requirements through cash flows from operations. As of April 30, 2004 and excluding the $9.7 million in restricted cash, SERENA had $423.3 million in cash and cash equivalents, and an additional $41.9 million and $17.2 million in short and long-term investments, respectively, consisting principally of high grade commercial paper, certificates of deposit and short and long-term corporate notes and bonds. A portion of our cash and cash equivalents is the proceeds from our debt offering in December 2003. Additionally, the cash, cash equivalents and investments balances as of April 30, 2004 also include the $274.7 million aggregate amount to be paid, but not yet paid as of April 30, 2004, relating to the Merant acquisition.

Net cash provided by operating activities.    Cash flows provided by operating activities were $17.1 million and $11.1 million in the current fiscal quarter ended April 30, 2004 and the same quarter a year ago, respectively. In the current fiscal quarter ended April 30, 2004, the Company’s cash flows provided by operating activities exceeded net loss principally due to the inclusion of non-cash expenses in net income and cash collections in advance of revenue recognition for maintenance contracts; all partially offset by a decrease in accrued expenses and an increase in accounts receivable. In the same quarter a year ago, the Company’s cash flows provided by operating activities exceed net income principally due to cash collections in advance of revenue recognition for maintenance contracts, a decrease in accounts receivable, and the inclusion of non-cash expenses in net income; all partially offset by increases in prepaid expenses and other assets.

Net cash provided by investing activities.    In the current fiscal quarter ended April 30, 2004, net cash provided by investing activities predominantly related to cash received in the Merant acquisition totaling $97.2 million and net sales of short and long-term investments totaling $50.6 million; all partially offset by the purchase of computer equipment and office furniture and equipment totaling $0.4 million. In the same quarter a year ago, cash provided by investing activities predominantly related to net sales of short and long-term investments totaling $6.3 million; partially offset by the purchase of computer equipment and office furniture and equipment totaling $0.1 million.

Net cash provided by (used in) financing activities.    In the current fiscal quarter ended April 30, 2004, net cash provided by financing activities was entirely due to the exercise of stock options under the Company’s employee stock option plan totaling $1.8 million. In the same quarter a year ago, net cash used in financing activities was related to repurchases of the Company’s common stock under a stock repurchase plan totaling $7.4 million; offset by the exercise of stock options under the Company’s employee stock option plan totaling $0.5 million.

Contractual obligations and commitments.    At April 30, 2004, the Company did not have any material commitments for capital expenditures and has no revolving credit agreement or other term loan agreements with any bank or other financial institution.

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

At April 30, 2004, the Company had convertible subordinated notes outstanding totaling $220 million. The Notes bear interest at 1.5% per annum and are due in 2023. Accrued and unpaid interest on the Notes totaled $1.2 million as of April 30, 2004 with restricted cash balances on hand totaling $9.7 million to cover the first six semi-annual interest payments.

The Company has noncancelable operating lease agreements for office space that expire between calendar 2004 and 2016. Minimum lease payments are as follows (in thousands):

Fiscal Year Ending January 31,
2005 (remaining nine months)	$5,399
2006	5,906
2007	5,262
2008	4,060
2009	2,508
Thereafter	10,501

$33,636

Working capital, accounts receivable and deferred revenue.    At April 30, 2004, the Company had working capital of $111.3 million and accounts receivable, net of allowances, of $42.9 million. Total deferred revenue increased to $73.8 million at April 30, 2004 from $39.2 million at January 31, 2004 primarily as a result of the Merant acquisition in the current fiscal quarter and, to a lesser extent, increased billings of maintenance fees.

Acquisitions.    The aggregate amount of cash to be paid, but not yet paid as of April 30, 2004, relating to the Merant acquisition is approximately $274.7 million.

Off-balance sheet arrangements.    As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of April 30, 2004, we are not involved in any unconsolidated SPE transactions.

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

Factors That May Affect Future Results

This report, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements under the Private Securities Reform Act of 1995 and other prospective information relating to future events. These forward-looking statements and other prospective information are subject to certain risks and uncertainties that could cause results to differ materially from historical results or anticipated results, including but are not limited to, our ability to successfully integrate our recent acquisition of Merant plc; the percentage of license revenue typically closed at the end of each quarter making estimation of operating results prior to the end of the quarter extremely uncertain; weak economic conditions worldwide which may continue to affect the overall demand for software and services, which has resulted in and could continue to result in decreased revenues or lower revenue growth rates; our reliance on our mainframe products for revenue; changes in revenue mix and seasonality; our ability to deliver our products on the distributed systems platform; dependence on revenues from our installed base; continued demand for additional mainframe MIPS capacity; expansion of our international organizations; our ability to manage our growth; and the following:

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

If SERENA Encounters Difficulties Integrating the Business Operations of SERENA and Merant, It Could Adversely Affect the Business of the Combined Company

We intend, to the extent possible, to integrate our operations with those of Merant. Our goal in integrating these operations is to increase earnings and achieve cost savings by taking advantage of the significant anticipated synergies of consolidation and enhanced growth opportunities. We have incurred and expect to continue to incur severance payments and other employee related costs, costs for lease terminations, meetings, trainings, rebranding, integration of information technology systems, and other costs in connection with the integration of SERENA and Merant. We cannot be sure that we will not encounter substantial difficulties integrating our operations with Merant’s operations, resulting in a delay or the failure to achieve the anticipated synergies and, therefore, the expected increases in earnings and cost savings. The difficulties of combining the operations of the two companies include, among other things:

•	Possible inconsistencies in standards, controls, procedures and policies, business cultures and compensation structures between SERENA and Merant;

•	Coordinating and consolidating ongoing and future research and development efforts;

•	Consolidating corporate and administrative infrastructure, particularly in light of Merant’s complex corporate structure;

•	Integrating and managing the technologies and products of the two companies, including consolidating and integrating computer information systems;

•	Consolidating sales and marketing operations;

•	Retaining existing customers and attracting new customers;

•	Retaining strategic partners and attracting new strategic partners;

•	Retaining key employees;

•	Retaining and integrating distributors and key sales representatives;

•	Identifying and eliminating redundant and underperforming operations and assets;

•	Using capital assets efficiently to develop the business of the combined company;

•	Minimizing the diversion of management’s attention from ongoing business concerns;

•	Coordinating geographically separate organizations;

•	Possible tax costs or inefficiencies associated with integrating the operations of the combined company;

•	International rules and regulations that may limit or complicate restructuring plans;

•	Possible modification of operating control standards in order to comply with the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated thereunder; and

•	Retaining and attracting new employees to support existing and new products and new technology development.

For these reasons, we may fail to complete successfully the necessary integration of SERENA and Merant, or to realize any of the anticipated benefits of the integration of the two companies. Actual cost savings and synergies may be lower than we currently expect and may take a longer time to achieve than we currently anticipate.

The Acquisition of Merant May Cause Disruptions, Including Potential Loss of Customers, Suppliers and Other Business Partners, in the Business of SERENA or Merant, Which Could Have Material Adverse Effects on Each Company’s or the Combined Company’s Business and Operations

SERENA’s and Merant’s customers, suppliers, distributors, licensors and other business partners, in response to the acquisition, may adversely change or terminate their relationships with either company or the combined company, which could have a material adverse effect on the business of the company concerned. Certain of SERENA’s or Merant’s current or potential customers may cancel or defer orders for each company’s products. In addition, customers of both companies may expect re-negotiated pricing as a result of the acquisition. The acquisition may also adversely affect the companies’ ability to attract new customers.

Some of the contracts with suppliers, distributors, system integrators, customers, licensors, facility owners and other business partners require SERENA or Merant to obtain consent from these other parties in connection with the acquisition. If their consent cannot be obtained on favorable terms, the combined company may incur higher costs related to replacing suppliers, may suffer a loss of potential future revenue and may lose rights to facilities or intellectual property that are material to the business of the combined company.

Charges to Earnings Resulting From Our Acquisition of Merant, Including the Application of the Purchase Method of Accounting, and Restructuring and Integration Costs May Materially Adversely Affect the Market Value of SERENA Shares Following the Acquisition

In accordance with US GAAP, the combined company has accounted for the acquisition using the purchase method of accounting. The combined company has allocated the total estimated purchase price to Merant’s net tangible assets, amortizable intangible assets, and in-process research and development based on their fair values as at the date of the acquisition, and record the excess of the purchase price over those fair values as goodwill. The combined company’s financial results, including earnings per share, could be adversely affected by a number of financial adjustments required by US GAAP including the following:

•	The portion of the existing deferred revenues on Merant’s balance sheet at the closing of the acquisition which represents maintenance revenue has been adjusted, based on estimated cost to deliver plus an appropriate gross margin;

•	The portion of the estimated purchase price allocated to in-process research and development was expensed by the combined company in the first quarter of fiscal 2005;

•	The combined company will incur additional amortization expense over the estimated useful lives of certain of the intangible assets acquired in connection with the acquisition during such estimated useful lives; and

•	To the extent the value of goodwill or intangible assets with indefinite lives becomes impaired, the combined company may be required to incur material charges relating to the impairment of those assets.

We have incurred and expect to incur costs associated with combining the operations of the two companies, including advisors’ fees and other costs related to the acquisition. These costs may be substantial and include those related to the severance and stock option acceleration provisions of Merant’s employee benefit plans, which were triggered by the acquisition. We also face potential costs related to employee redeployment or relocation, employee retention which could include salary increases, bonuses or option grants, reorganization or closure of facilities, relocation and disposal of excess equipment, termination of contracts with third parties that provide redundant or conflicting services and other integration costs. We have accounted for these costs as purchase related adjustments in the acquisition, and such costs have decreased our net income and have impacted cash balances. Each of these charges has negatively impact earnings, which could have a material adverse effect on the price of SERENA shares.

We Have Relied and Expect to Continue to Rely on Sales of Our Mainframe Products for Our Revenue

Historically, the majority of our software license revenue has resulted from the sale of our mainframe products. Any factors adversely affecting the pricing of, demand for or market acceptance of our mainframe products, such as competition or technological change, could materially adversely affect our business and quarterly and annual operating results. Our mainframe products have been responsible for a significant portion of our revenue. In the current fiscal quarter ended April 30, 2004 and the same quarter a year ago, sales of our mainframe products accounted for approximately 47% and 77% of our total software licenses revenue, respectively. We expect that these products will continue to account for a large portion of our software licenses revenue for the foreseeable future. Our future operating results depend on the continued market acceptance of our mainframe products, including future enhancements.

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

•	Include a full quarter of Merant expenses in the combined financial statements;

•	Increase our sales and marketing activities, including expanding our United States and international direct sales forces and extending our telesales efforts;

•	Develop our technology, including our distributed systems products;

•	Invest in penetrating the systems integrator and federal government marketplaces;

•	Include expenses associated with our TeamShare and Merant acquisitions;

•	Expand our distribution channels; and

•	Pursue strategic relationships and acquisitions.

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

Our License Revenues from Products for Distributed Systems May Fluctuate

We introduced our ChangeMan DS product in fiscal 2000, our ChangeMan ALM and ChangeMan ECP products in fiscal 2001, our ChangeMan WCM product in the first quarter of fiscal 2002 and our ChangeMan ZDD product in the first quarter of fiscal 2003. In the second quarter of fiscal 2004, we acquired the TeamTrack product with our acquisition of TeamShare effective June 5, 2003. In the first quarter of fiscal 2005, we acquired the Merant product line with our acquisition of Merant effective April 23, 2004. While license revenues from our distributed systems products increased to 53% of total license revenues in fiscal 2004, they may fluctuate materially from quarter to quarter and could in fact decline. We are currently developing new products and enhancing our product suite to support additional distributed systems products. If we do not successfully develop, market, sell and support our distributed systems products, this would materially adversely affect our business and our future quarterly and annual operating results. Historically, the majority of our products have been designed for the mainframe platform, and the majority of our software license revenue, maintenance revenue and professional services revenue to date have been attributable to licenses for these mainframe products. We have limited experience developing, marketing; selling or supporting distributed systems products. Our sales and marketing organizations have historically focused exclusively on sales of our products for the mainframe and have limited experience marketing and selling distributed systems products. Additionally, we have limited experience in providing support services for distributed systems products. Many of our competitors have substantially greater experience providing distributed systems compatible software products than we do, and many also have significantly greater financial and organizational resources.

The License Revenues from our IBM OEM Relationship May Fluctuate

In January 2002, we entered into an OEM Agreement with IBM Corporation (“IBM”) whereby IBM acquired the rights to resell our StarTool APM technology. IBM provides SERENA a quarterly royalty report one month after each of IBM’s calendar quarters detailing licenses and maintenance sold through to end users during the quarter. While license revenues from our IBM OEM relationship were less than 10% of total license revenues in both the current fiscal quarter ended April 23, 2004 and fiscal year ended January 31, 2004, they may fluctuate materially from quarter to quarter and could in fact decline. We recognized our first revenue from this arrangement in the second quarter of fiscal 2003. Because we have little or no visibility during the quarter on pipelines, sales forecasts, sales volumes or the amount of license revenue that will be reported, we cannot accurately predict the IBM revenue or our operating results for the quarter or any future quarter. Because the IBM OEM license revenue may be significant to our total license revenue in any fiscal quarter, any decline in revenue could materially adversely affect our business and our future quarterly and annual operating results.

Acquisitions May be Difficult to Integrate, Disrupt Our Business, Dilute Stockholder Value or Divert the Attention of Our Management

In June 2003, we acquired TeamShare, Inc.; in April 2004, we acquired Merant plc.; and we may acquire or make investments in other companies and technologies. In the event of any acquisitions or investments, we could:

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

We Intend to Expand Our International Operations and May Encounter a Number of Problems in Doing So; There Are Also a Number of Factors Associated With International Operations that Could Adversely Affect Our Business

Expansion of International Operations.    With the acquisition of Merant we expanded the scope of our international operations. We currently have sales subsidiaries in the United Kingdom, Germany, Sweden, France, Belgium, Spain, the Netherlands, Australia and Singapore. If we are unable to expand our international operations successfully and in a timely manner, or if these operations experience declining revenue growth, this could materially adversely affect our business and quarterly and annual operating results. We have only limited experience in marketing, selling and supporting our products internationally. Additionally, we do not have any experience in developing foreign language versions of our products. Such development may be more difficult or take longer than we anticipate. We may not be able to successfully market, sell, deliver and support our products internationally.

Risks of International Operations.    International sales represented 29% of our total revenue in the current fiscal quarter ended April 30, 2004, as compared to 32% in the same quarter a year ago. Our international revenue is attributable principally to our European operations. Our international operations are, and any expanded international operations will be, subject to a variety of risks associated with conducting business internationally that could materially adversely affect our business and future quarterly and annual operating results, including the following:

•	Difficulties in staffing and managing international operations;

•	Problems in collecting accounts receivable;

•	Longer payment cycles;

•	Fluctuations in currency exchange rates;

•	Inability to control or predict the levels of revenue produced by our international distributors;

•	Seasonal reductions in business activity during the summer months in Europe and certain other parts of the world;

•	Limitations on repatriation of earnings;

•	Reduced protection of intellectual property rights in some countries;

•	Political and economic instability;

•	Recessionary environments in foreign economies; or

•	Increases in tariffs, duties, price controls or other restrictions on foreign currencies or trade barriers imposed by foreign countries.

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

We May Not Have the Ability to Purchase the Notes

Upon the occurrence of a change in control, we would be required under the indenture governing the notes to purchase all outstanding notes tendered to us by the holders of such notes. In addition, you may require us to purchase your notes on December 15, 2008, December 15, 2013 or December 15, 2018. While we have the right, subject to certain conditions, to pay common stock for the purchase price in the event of a change in control, we cannot assure you that we will have sufficient financial resources, or will be able to arrange financing, to pay the purchase price in cash for all notes tendered by the holders and future credit facilities may restrict our ability to make such payments. A change in control may also constitute an event of default under any other agreement governing then-existing indebtedness and could prevent us from purchasing the notes. Any failure to purchase the notes when required will result in an event of default under the indenture.

Our Reported Earnings Per Share May Be More Volatile Because of the Contingent Conversion Provision of the Notes.

Holders of the notes are entitled to convert the notes into our common stock if (1) the price of our common stock over a specified period exceeds a specified threshold, (2) the trading price of the notes falls below a specified threshold, (3) the notes have been called for redemption and (4) specified corporate transactions occur. Until one of these contingencies is met, the shares of common stock underlying the notes are not included in the calculation of our basic or fully diluted earnings per share. Should a contingency be met, fully diluted earnings per share would be expected to decrease as a result of the inclusion of the underlying shares of common stock in the fully diluted earnings per share calculation. Volatility in our common stock price could cause this condition to be met in one fiscal quarter and not in a subsequent fiscal quarter, increasing the volatility of our fully diluted earnings per share.

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

Competition in the Distributed Systems SCM Market.    We also face significant competition as we develop, market and sell our distributed systems products, including ChangeMan DS, TeamTrack and our newly acquired Merant product line. If we are unable to successfully penetrate the distributed systems SCM market, our business and future quarterly and annual operating results will be materially adversely affected. Penetrating the existing distributed systems SCM market will be difficult. Competitors in the distributed systems market include IBM/Rational Software, Computer Associates, Microsoft, Telelogic and other smaller private companies.

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

Our Share Price Has Been, and Will Likely Continue to Be, Volatile

The market price of our common shares has fluctuated significantly in recent months, and we expect that the market price of our common shares may fluctuate substantially as a result of variations in our quarterly operating results and market conditions. These fluctuations may be exaggerated if the trading volume of our common shares is low. In addition, the market price of our common shares may fluctuate dramatically in response to a variety of factors, including:

•	Changes in estimates of our financial performance;

•	Changes in our ability to integrate the acquisition of Merant;

•	Shortfalls in revenues or net income expected by securities analysts;

•	Announcements of new products by the Company or its competitors;

•	Quarterly fluctuations in the Company’s financial results or the results of other software companies, including those of direct competitors of the Company;

•	Changes in analysts’ estimates of the Company’s financial performance, the financial performance of competitors, or the financial performance of software companies in general;

•	General conditions in the software industry;

•	Changes in the amount the Company receives in royalties from IBM;

•	Changes in the Company’s license revenue mix among the various platforms;

•	Changes in prices for the Company’s products or competitors’ products;

•	Changes in revenue growth rates for the Company or its competitors;

•	Conditions in the financial markets;

•	General market or economic conditions;

•	The gain or loss of a significant customer or strategic relationship;

•	Changes in recommendations from securities analysts regarding our industry, our customers’ industries; or us

•	Announcements of technological or competitive developments; and

•	Acquisitions or entry into strategic alliances by our competitors or us.

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

Third Parties in the Future Could Assert That Our Products Infringe Their Intellectual Property Rights, Which Could Adversely Affect Our Business

Third parties may claim that our current or future products competitors in the software industry segment grows and the functionality of products in different industry segments overlaps. As a result of these factors, infringement claims could materially adversely affect our business.

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

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company does not use derivative financial instruments in its investment portfolio and has no foreign exchange contracts. Its financial instruments consist of cash and cash equivalents, short and long-term investments, trade accounts receivable and accounts payable. The Company considers investments in highly liquid instruments purchased with a remaining maturity of 90 days or less to be cash equivalents. All of the Company’s cash equivalents and short and long-term investments principally consist of commercial paper and debt securities, and are classified as available-for-sale as of April 30, 2004. The Company’s exposure to market risk for changes in interest rates relates primarily to its short and long-term investments and short-term obligations, thus, a hypothetical 10% fluctuation in interest rates would not have a material impact on the fair value of these securities.

Sales to foreign countries accounted for approximately 29% of the total sales during the current fiscal quarter ended April 30, 2004. Because the Company invoices certain of its foreign sales in currencies other than the United States dollar, predominantly the British pound sterling and euro, and does not hedge these transactions, fluctuations in exchange rates could adversely affect the translated results of operations of the Company’s foreign subsidiaries. Therefore, foreign exchange fluctuations could create a risk of significant balance sheet gains or losses on the Company’s consolidated financial statements. However, given the Company’s foreign subsidiaries’ net book values as of April 30, 2004 and net cash flows for the most recent fiscal quarter then ended and fiscal year ended January 31, 2004, the Company does not believe that a hypothetical 10% fluctuation in foreign currency exchange rates would have a material impact on our financial position or results of operations.

ITEM 4.    Controls and Procedures

Evaluation of disclosure controls and procedures.    Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal control over financial reporting.    There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6.    Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number	Exhibit Title

31.1 (a)	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 (a)	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 (a)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 (a)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	filed herewith.

(b) Reports on Form 8-K

The Registrant filed or furnished the following Current Report on Form 8-K and Form 8-K/A during the quarter ended April 30, 2004:

We furnished a Current Report on Form 8-K dated February 19, 2004, announcing preliminary financial results for the quarter and fiscal year ended January 31, 2004 and attached a press release related thereto. Such report was “furnished” but not “filed” with the SEC.

On March 30, 2004 we filed a Current Report on Form 8-K/A dated August 18, 2000, an amendment to our initial filing reported on a Current Report on Form 8-K filed on September 5, 2000 with respect to the Company’s acquisition on August 18, 2000 of the StarTool Technology pursuant to the StarTool Asset Purchase Agreement. This Current Report on Form 8-K/A was filed to amend the StarTool Asset Purchase Agreement filed as an exhibit thereto.

On April 30, 2004 we filed a Current Report on Form 8-K dated April 23, 2004, announcing (1) that on March 3, 2004, SERENA’s Board of Directors, together with the Board of Directors of Merant plc, had reached agreement on the terms of a recommended cash and share offer, and (2) that on April 23, 2004, the Offer had been declared unconditional in all respects. This Current Report on Form 8-K dated April 23, 2004 also provided financial statements of the business proposed to be acquired.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant, SERENA Software, Inc., a corporation organized and existing under the laws of the State of Delaware, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERENA SOFTWARE, INC. (Registrant)

By:	/s/ ROBERT I. PENDER, JR.
Robert I. Pender, Jr. Senior Vice President, Finance And Administration, Chief Financial Officer (Principal Financial And Accounting Officer) And Director

Date: June 9, 2004

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002