Form 10-Q
period 2004-07-31
SERENA SOFTWARE INC
filed 2004-09-09
CIK 1073967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2004

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☒    No  ☐

The number of shares of the registrant’s Common Stock, par value $0.001, outstanding as of August 31, 2004 was 43,565,660.

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

SERENA SOFTWARE, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	July 31, 2004	January 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$140,530	$257,281
Restricted cash	3,300	3,300
Short-term investments	41,534	39,214
Accounts receivable, net of allowance of $3,125 and $951 at July 31 and January 31, 2004, respectively	32,847	15,475
Deferred taxes	6,787	6,787
Prepaid expenses and other current assets	5,918	1,338

Total current assets	230,916	323,395
Long-term investments	9,603	70,692
Restricted cash, non-current	4,742	6,312
Property and equipment, net	6,125	3,209
Goodwill, net	321,389	40,471
Other intangible assets, net	121,636	22,987
Other assets	4,673	6,595

TOTAL ASSETS	$699,084	$473,661

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,955	$1,232
Income taxes payable	12,272	6,294
Accrued expenses	29,260	7,782
Accrued interest on subordinated notes	413	413
Deferred revenue	57,575	29,496

Total current liabilities	101,475	45,217
Deferred revenue, net of current portion	13,405	9,683
Long-term liabilities	2,819	—
Deferred taxes	45,203	3,483
Subordinated notes	220,000	220,000

Total liabilities	382,902	278,383

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 90,000,000 shares authorized; 43,947,324 and 38,277,820 shares issued and outstanding at July 31 and January 31, 2004, respectively	44	38
Additional paid-in capital	207,580	78,892
Deferred stock-based compensation	(1,567)	—
Accumulated other comprehensive (loss) income	(1,933)	272
Retained earnings	112,058	116,076

Total stockholders’ equity	316,182	195,278

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$699,084	$473,661

See accompanying notes to condensed consolidated financial statements.

SERENA SOFTWARE, INC.

Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)

For the Three Months and Six Months Ended July 31, 2004 and 2003

(In thousands, except per share data)

(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2004	2003	2004	2003
Revenue:
Software licenses	$19,416	$10,047	$35,256	$20,899
Maintenance	25,732	12,449	40,497	24,360
Professional services	6,812	2,417	9,949	4,021

Total revenue	51,960	24,913	85,702	49,280

Cost of revenue:
Software licenses	1,025	171	1,351	383
Maintenance	3,151	1,605	4,714	3,109
Professional services	6,258	2,278	9,048	4,044
Amortization of acquired technology	3,932	1,628	5,977	2,709

Total cost of revenue	14,366	5,682	21,090	10,245

Gross profit	37,594	19,231	64,612	39,035

Operating expenses:
Sales and marketing	18,131	7,014	27,488	13,667
Research and development	8,875	3,420	13,824	6,459
General and administrative	4,963	1,728	7,011	3,468
Stock-based compensation	237	—	255	—
Amortization of intangible assets	2,985	508	3,936	508
Acquired in-process research and development	—	—	10,400	—
Restructuring, acquisition and other charges	1,556	—	1,766	—

Total operating expenses	36,747	12,670	64,680	24,102

Operating income (loss)	847	6,561	(68)	14,933
Interest income	728	814	2,043	1,819
Interest expense	(825)	—	(1,650)	—
Amortization of debt issuance costs	(335)	—	(796)	—

(Loss) income before income taxes	415	7,375	(471)	16,752
Income taxes	157	2,655	3,547	6,218

Net income (loss)	$258	$4,720	$(4,018)	$10,534

Comprehensive income (loss):
Net income (loss)	$258	$4,720	$(4,018)	$10,534
Other comprehensive (loss):
Foreign currency translation adjustment	97	(65)	(157)	45
Unrealized loss on marketable securities	(161)	(449)	(385)	(517)

Other comprehensive (loss)	(64)	(514)	(542)	(472)

Total comprehensive income (loss)	$194	$4,206	$(4,560)	$10,062

Net income (loss) per share:
Basic	$0.01	$0.12	$(0.10)	$0.26

Diluted	$0.01	$0.12	$(0.10)	$0.26

Weighted average shares used in per share calculations:
Basic	43,955	40,102	41,413	40,276

Diluted	44,626	41,028	41,413	40,973

See accompanying notes to condensed consolidated financial statements.

SERENA SOFTWARE, INC.

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended July 31, 2004 and 2003

(In thousands)

(Unaudited)

	Six Months Ended July 31,
	2004	2003
Cash flows from operating activities:
Net (loss) income	$(4,018)	$10,534
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,201	740
Provision in allowance for bad debts	650	84
Accrued interest on pledged securities	(80)	—
Accrued interest income, net of cash received	145	—
Accrued interest on notes receivable from stockholders, net of cash received	—	1,243
Accrued interest expense on subordinated notes	1,650	—
Amortization of debt issuance costs	796	—
Amortization of deferred stock-based compensation	255	—
Amortization of acquired technology	5,977	2,709
Amortization of intangible assets	3,936	508
Acquired in-process research and development	10,400	—
Changes in operating assets and liabilities:
Accounts receivable	7,297	1,609
Prepaid expenses and other assets	429	(509)
Accounts payable	(270)	656
Income taxes payable	(4,496)	(3,986)
Accrued expenses	(173)	(1,873)
Deferred revenue	(308)	878

Net cash provided by operating activities	23,391	12,593

Cash flows provided by investing activities:
Purchases of property and equipment	(822)	(351)
Sales of short-term and long-term investments	58,382	10,803
Cash paid in acquisition of TeamShare, Inc., net of cash received	—	(19,425)
Cash paid in acquisition of Merant Plc, net of cash received	(169,749)	—
Acquisition related costs paid	(24,159)	—
Cash paid in acquisition of selected net assets of Integrated Chipware, Inc.	(3,780)	—

Net cash used in investing activities	(140,128)	(8,973)

Cash flows from financing activities:
Exercise of stock options under the employee stock option plan	3,598	2,852
Sale of common stock under the employee stock purchase plan	1,644	779
Payment of principal on notes receivable from stockholders	—	5,794
Common stock repurchased under the stock repurchase plan	(4,231)	(20,541)

Net cash provided by (used in) financing activities	1,011	(11,116)

Effect of exchange rate changes on cash	(1,025)	45

Net decrease in cash and cash equivalents	116,751	(7,451)
Cash and cash equivalents at beginning of period	257,281	105,402

Cash and cash equivalents at end of period	$140,530	$97,951

Supplemental disclosures of cash flow information:
Income taxes paid	$6,754	$10,494

Non-cash investing and financing activity:
Unrealized loss on marketable securities	$(385)	$(517)

Common stock issued in the acquisition of Merant Plc., including estimated fair value of options assumed	$127,683	$—

See accompanying notes to condensed consolidated financial statements.

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

SERENA Software, Inc. (“SERENA” or the “Company”) is an Enterprise Change Management (“ECM”) industry leader providing solutions that help companies automate change to the applications that run their businesses. The Company’s solutions take a cross-platform and cross-organizational view of enterprise applications, allowing customers to define, enforce and automate application lifecycle processes. Its principal markets are North America, and to a lesser extent, Europe and Asia.

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

Reclassifications

Certain reclassifications have been made to the January 31, 2004 balances and the balances for the three months and six months ended July 31, 2003 in order to conform to the July 31, 2004 presentations.

(1)    Acquisition of Merant Plc.

On March 3, 2004, the Company’s Board of Directors, together with the Board of Directors of Merant plc, a leading provider of software and services for managing code, content and other business-critical assets, announced that they had reached agreement on the terms of a recommended cash and share offer (the “Offer”) to be made by the Company and by Lehman Brothers on its behalf (outside of the United States) for the entire issued and to be issued share capital of Merant, including Merant shares represented by Merant American Depository Shares (“ADSs”). The Offer was made on March 18, 2004.

Merant designs, develops and markets software products and services for Enterprise Change Management (“ECM”), software configuration management and web content management. Its solutions help companies improve their ability to manage change of software applications, code and web content. Prior to the completion of the Offer, Merant’s ordinary shares were traded on the London Stock Exchange and its ADSs were traded on the NASDAQ National Market.

On April 23, 2004, valid acceptances of the Offer had been received in respect of a total of approximately 85.7 million Merant shares (including valid acceptances in respect to Merant ADSs), representing approximately 79.3% of the issued share capital of Merant. Accordingly, all conditions related to the Offer were deemed to have been satisfied or waived as of April 23, 2004 and the Offer was declared unconditional in all respects. By April 29, 2004, acceptances in respect of more than 90% of the issued share capital had been received, as a result of which the Company was entitled to acquire any outstanding Merant shares and Merant ADSs through compulsory acquisition procedures under UK law. Such procedures were substantially completed on or about June 30, 2004. The acquisition was accounted for using the purchase method of accounting, and accordingly, the results of operations of Merant are included in the Company’s consolidated financial statements from April 23, 2004.

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

Upon completion of the compulsory acquisition procedure, the Company acquired 100% of Merant’s outstanding common stock in acquiring all of its assets and assuming all of its liabilities. The total purchase price was $418.7 million and consisted of a combination of cash and stock as follows (in thousands):

Fair market value of SERENA common stock issued (approximately 5.9 million shares)	$120,481
Cash paid	266,957
Estimated fair value of options assumed	7,201
Estimated employee severance and other costs	13,381
Estimated acquisition-related costs	10,712

Total estimated purchase price of acquisition	$418,732

The total purchase price was preliminarily allocated as follows (in thousands):

Fair value of assets acquired	$131,071
Acquired technology	45,000
Acquired in-process research and development	10,400
Trademark / Trade name portfolio	2,400
Customer contracts	47,600
Non-compete agreements	9,300
Intrinsic value of options assumed	1,822
Fair value of liabilities assumed	(68,059)
Deferred tax liability	(41,720)
Goodwill	280,918

Total estimated purchase price of acquisition	$418,732

The estimated purchase price of the acquisition totaling $418.7 million includes an adjustment of approximately $7.7 million from the $426.4 million which was previously reported in the Company’s prior fiscal quarter ended April 30, 2004. The adjustment was almost entirely due to finalizing the cash paid in the acquisition. The Company does not expect future adjustments to the purchase price to be material. Acquired technology, consisting of current completed technologies at the date of acquisition and valued on the premise of fair market value in continued use under the discounted cash flow approach, is amortized on a straight-line basis over a six-year period, the period of time the Company estimates as its economic useful life. Pre-existing non-compete agreements maintained by Merant and nine key employees were transferred to SERENA by way of the acquisition and were valued based on the estimated amount of business that might be lost if these nine key employees were competing against the Company and are being amortized on a straight-line basis over a five-year period. Maintenance service contracts, consisting of existing annual renewable maintenance contracts at the date of acquisition are valued on the premise of fair market value of the total future cash flows that would be generated from the renewal of such contracts under the discounted cash flow approach and are amortized on a

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

straight-line basis over a seven-year period. Trademark/Trade name portfolio, consisting of four existing trademarks at the date of acquisition, “Merant”, “Merant Professional”, “Merant Dimensions” and “Merant Collage”, is valued on the premise of fair market value of royalties avoided on developed technology revenues under the discounted cash flow approach and is amortized on a straight-line basis over one-year to three-year periods, the periods of time the Company estimates as its economic useful life. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired and is no longer subject to amortization but instead will be measured for impairment, at least, annually pursuant to SFAS No. 142.

The fair value of the Company’s common stock issued was determined using an average price of $20.62, which was the average trading price from March 1, 2004 through March 5, 2004, the five trading days surrounding the date the Offer was announced. The fair value of the Company’s stock options assumed was determined using the Black-Scholes option pricing model and the following assumptions: estimated contractual life of 4.5 years, risk-free interest rate of 3.7%, expected volatility of 100% and no expected dividend yield. The fair value of stock options assumed is net of $1.8 million which represents the portion of the intrinsic value of Merant’s unvested options applicable to the remaining vesting period.

With respect to acquired Merant intangibles, the weighted average remaining amortization period for acquired technology is 69 months, trademark/trade name portfolio and non-compete agreements is 21 months, and customer contracts is 81 months. The total weighted average remaining amortization period for all acquired Merant intangible assets is 69 months. All identified intangible assets will be amortized on a straight-line basis over their estimated useful lives. Amortization of acquired technology and amortization of other intangibles for the current fiscal quarter ended July 31, 2004 was $3.9 million and $3.0 million, respectively, and for the current fiscal six months ended July 31, 2004 was $6.0 million and $3.9 million, respectively. The estimated total amortization expense for both acquired technologies and other intangible assets associated with Merant is $8.8 million for the remaining six months of fiscal 2005, $17.0 million for fiscal 2006, $16.5 million for fiscal 2007, and $16.2 million for each of fiscal 2008 and fiscal 2009.

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

	Three Months Ended July 31, 2003	Six Months Ended July 31, 2003	Six Months Ended July 31, 2004
Total revenue	$54,733	$112,111	$115,363
Net income	$414	$3,528	$388
Net income per share (basic)	$0.01	$0.08	$0.01
Net income per share (diluted)	$0.01	$0.08	$0.01

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

Among the assets that were valued by the Company were Professional version 8.1, Professional version 8.2, Dimension version 9.0 and Formula 1, all of which were under development at the acquisition date. These technologies currently under development were valued on the premise of fair market value in continued use employing a version of the income approach referred to as the discounted cash flow approach. This methodology is based on discounting to present value, at an appropriate risk-adjusted discount rate, both the expenditures to be made to complete the development efforts (excluding the efforts to be completed on the development efforts underway) and the operating cash flows which the applications are projected to generate, less a return on the assets necessary to generate the operating cash flows.

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

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The Company accounts for employee stock-based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Since the exercise price of options granted under such plans is equal to the market value on the date of grant, no compensation cost has been recognized for grants under its stock option plans and stock purchase plans. In accordance with APB No. 25, the Company does not recognize compensation cost related to its employee stock purchase plan. If compensation cost for the Company’s stock-based compensation plans had been determined consistent with SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” the Company’s net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three Months Ended July 31,		Six Months Ended July 31,
	2004	2003	2004	2003
Net income (loss), as reported	$258	$4,720	$(4,018)	$10,534
Add: stock-based employee compensation expense included in reported net income, net of tax	147	—	158	—
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(2,826)	(2,783)	(6,014)	(5,337)

Pro forma net (loss) income	$(2,421)	$1,937	$(9,874)	$5,197

Basic net income (loss) per share:
As reported	$0.01	$0.12	$(0.10)	$0.26

Pro forma	$(0.06)	$0.05	$(0.24)	$0.13

Diluted net income (loss) per share:
As reported	$0.01	$0.12	$(0.10)	$0.26

Pro forma	$(0.05)	$0.05	$(0.24)	$0.13

For the pro forma amounts determined under SFAS No. 123, as set forth above, the fair value of each stock option grant under the stock option plans and the fair value of the employees’ purchase rights under the employee stock purchase plan (“ESPP”) are estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the three months and six months ended July 31, 2004 and 2003.

	Stock Option Plans		ESPP		Stock Option Plans		ESPP
	Three Months Ended July 31,				Six Months Ended July 31,
	2004	2003	2004	2003	2004	2003	2004	2003
Expected life (in years)	4.5	4.5	0.5	0.5	4.5	4.5	0.5	0.5
Risk-free interest rate	3.5%	2.8%	1.6%	1.1%	3.5%	2.8%	1.6%	1.1%
Volatility	98%	106%	45%	54%	98%	106%	45%	54%
Dividend yield	none	none	none	none	none	none	none	none

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

(4)    Net Income (Loss) Per Share

Basic net income (loss) per share is computed using the weighted-average number of shares of common stock outstanding. Diluted net income (loss) per share is computed using the weighted-average number of shares of common stock outstanding and, when dilutive, potentially dilutive common shares from restricted stock and options to purchase common stock using the treasury stock method.

The following is a reconciliation of the shares used in the computation of basic and diluted net income (loss) per share (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2004	2003	2004	2003
Basic net income (loss) per share—weighted average number of common shares outstanding	43,955	40,102	41,413	40,276
Effect of potentially dilutive securities outstanding—stock options	671	926	—	697

Shares used in diluted net income (loss) per share computation	44,626	41,028	41,413	40,973

Options to purchase shares of common stock at a share price which is greater than the average closing market price of the shares for the three and six months are not included in the computation of diluted earnings per share because the effect of their inclusion would be anti-dilutive. For the three month period ended July 31, 2004, 2,364,202 options to purchase shares of common stock at an average share price of $23.68 were excluded from the computation of diluted EPS. For both the three and six month periods ended July 31, 2003, 1,108,391 options to purchase shares of common stock at an average share price of $26.50 were excluded from the computation of diluted EPS.

For the six month period ended July 31, 2004, all options to purchase shares of common stock were excluded from the computation of diluted earnings per share because the effect of their inclusion would be anti-dilutive given the Company’s net loss for that six month period. Accordingly, 5,920,058 options to purchase shares of common stock at an average share price of $18.32 were excluded from the computation of diluted EPS.

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(5)    Acquisition-Related and Restructuring Charges and Accruals

The Company’s total acquisition-related and restructuring accrual is predominantly associated with the Company’s acquisition of Merant in April 2004, and to a lesser extent, it’s RTM (“Requirements and Traceability Management”) technology acquisition from Integrated Chipware, Inc. in June 2004. With respect to the Company’s acquisition of Merant in April 2004, the Company recorded acquisition-related costs totaling $10.7 million, and employee severance and other restructuring costs totaling $13.4 million accrued through purchase accounting. With respect to the Company’s RTM acquisition from Integrated Chipware, Inc. in June 2004, the Company recorded $0.2 million in legal and other acquisition-related costs. The nature of the acquisition-related and restructuring charges and the amounts paid through and accrued as of July 31, 2004 are summarized as follows (in thousands):

	As of April 30, 2004	As of July 31, 2004
	Total	Accrued	Paid	Accrued Balance
Severance, payroll taxes and other employee benefits	$10,071	$—	$(2,061)	$8,010
Legal and other acquisition-related costs	12,717	231	(8,600)	4,348
Facilities closures	1,300	—	(99)	1,201

Total acquisition-related and restructuring accrual	$24,088	$231	$(10,760)	$13,559

(6)    Goodwill and Other Intangibles Assets

The Company accounts for goodwill and certain intangible assets after an acquisition is completed in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. As such, goodwill and other indefinite life intangible assets are not amortized but instead are periodically tested for impairment. The annual impairment test required by SFAS No. 142 will be performed in the fourth fiscal quarter each year and has been performed in each of the fourth quarters of fiscal 2003 and 2004. The Company has concluded that there was no impairment of goodwill as of January 31, 2004.

Goodwill and other intangible assets consisted of the following (in thousands):

	July 31, 2004	January 31, 2004
Goodwill	$321,389	$40,471

Non-compete agreement	$10,933	$1,633
Acquired technology	86,741	37,476
Customer contracts	49,400	1,800
Trademark / Trade name portfolio	2,600	200
Customer relationships	2,510	2,510

	152,184	43,619
Less: accumulated amortization	30,548	20,632

	$121,636	$22,987

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Goodwill and other intangible assets consist of amortized intangible assets and intangible assets no longer subject to amortization under SFAS No. 142 as follows (in thousands):

	As of July 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Non-compete agreements	$10,933	$(1,847)	$9,086
Acquired technology	86,741	(23,632)	63,109
Customer contracts	49,400	(3,630)	45,770
Trademark / Trade name portfolio	2,600	(463)	2,137
Customer relationships	2,510	(976)	1,534

Total	$152,184	$(30,548)	$121,636

Aggregate amortization expense:
For the remaining six months of year ended January 31, 2005	$13,745
Estimated amortization expense:
For year ended January 31, 2006	26,195
For year ended January 31, 2007	22,354
For year ended January 31, 2008	18,358
For year ended January 31, 2009	16,160
Thereafter	24,824

Total	$121,636

The weighted average remaining amortization period for acquired technology is 50 months; trademark/trade name portfolio and customer relationships is 21 months; non-compete agreements is 20 months; and customer contracts is 78 months. The total weighted average remaining amortization period for all identifiable intangible assets is 56 months. The aggregate amortization expense of acquired technology and other intangible assets was $6.9 million and $2.1 million in the three months ended July 31, 2004 and 2003, respectively. For the six month periods ended July 31, 2004 and 2003, the aggregate amortization expense of acquired technology and other intangible assets was $9.9 million and $3.2 million, respectively. There were no impairment charges in the three or six month periods ended July 31, 2004 and 2003.

The change in the carrying amount of goodwill for the six months ended July 31, 2004 is as follows (in thousands):

Balance as of January 31, 2004	$40,471
Activity during the year:
Merant goodwill acquired	280,918
Impairment losses recognized	—

Balance as of July 31, 2004	$321,389

(7)    RTM Acquisition from Integrated Chipware, Inc.

In June 2004, the Company acquired the technology, assets, associated expertise and customer base for Integrated Chipware’s RTM product, one of the industry’s leading requirements management solutions. In

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

connection with the acquisition, which has been accounted for as an acquisition of a business, the Company has capitalized $4.3 million of acquired technology associated with the RTM product and has recorded $0.2 million in acquisition-related charges. There was no goodwill recorded in the business acquisition. The acquired technology will be amortized over its economic useful life of three years. Also in connection with the acquisition, the Company acquired certain selected assets and assumed certain liabilities including selected trade receivables and deferred maintenance contracts; all of which have been recorded at their fair values.

(8)    Recent Accounting Pronouncements

In November 2003, the EITF reached a consensus on disclosure guidance previously discussed under EITF Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The Consensus provided for certain disclosure requirements that were effective for fiscal years ending after December 15, 2003. We adopted the disclosure requirements during the year ended January 31, 2004.

In March 2004, the EITF reached a consensus on recognition and measurement guidance previously discussed under EITF Issue No. 03-01. The consensus clarified the meaning of other-than-temporary impairment and its application to debt and equity investments accounted for under SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities,” and other investments accounted for under the cost method. The recognition and measurement guidance for which the consensus was reached in March 2004 is applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. The consensus reached in March 2004 also provided for certain disclosure requirements associated with cost method investments that were effective for fiscal years ending after June 15, 2004. We do not believe that the consensus on the recognition and measurement guidance will have a significant impact on our financial position or results of operations.

The EITF has tentatively concluded that the conversion spread on convertible debt instruments with a market price contingency would be included in diluted earnings per share as described in EITF 90-19, regardless of whether or not the market price trigger has been met. The Company does hold certain subordinated debt containing a contingent market price trigger. However, since such triggers have not yet been met, the Company has not included its subordinated debt in the calculation of diluted earnings per share. Should the EITF’s tentative conclusion become a consensus, the Company would be required to include its subordinated debt in the calculation of diluted earnings per share.

(9)    Stock Repurchase Programs and Repurchase of Common Stock

In February 2004, the Board of Directors authorized the repurchase of up to 1.0 million shares of the Company’s Common Stock from time to time in the open market or in privately negotiated block transactions. The Company will utilize any reacquired shares under this program for reissuance in connection with employee stock programs and general corporate purposes.

In May 2004, the Board of Directors authorized the repurchase of up to 1.0 million shares of the Company’s Common Stock from time to time in the open market or in privately negotiated block transactions. The Company will utilize any reacquired shares under this program for reissuance in connection with employee stock programs and general corporate purposes. Under this program, the Company repurchased in aggregate a total of 222,500 shares of its common stock for cash at an average price of $18.99 per share.

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

In August 2004, the Board of Directors authorized the repurchase of up to 2.0 million shares of the Company’s Common Stock from time to time in the open market or in privately negotiated block transactions. The Company will utilize any reacquired shares under this program for reissuance in connection with employee stock programs and general corporate purposes. Under this program, and at various times from August 26, 2004 through September 7, 2004, the Company repurchased in aggregate a total of 738,000 shares of its common stock for cash at an average price of $15.74 per share. The timing and size of any future stock repurchases are subject to market conditions, stock prices, our cash position and other requirements going forward.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements under the Private Securities Litigation Reform Act of 1995. Certain statements under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report are “forward-looking statements.” These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements contained in this report that are not historical facts. When used in this report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors discussed under “Factors That May Affect Future Results” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report. Factors that could cause or contribute to such differences include but are not limited to, our ability to successfully integrate our recent acquisition of Merant plc; the percentage of license revenue typically closed at the end of each quarter, making estimation of operating results prior to the end of the quarter extremely uncertain; weak economic conditions worldwide which may continue to affect the overall demand for software and services, which has resulted in and could continue to result in decreased revenues or lower revenue growth rates; changes in revenue mix and seasonality; dependence on revenues from our installed base; continued demand for additional mainframe MIPS capacity; expansion of our international organizations; and our ability to manage our growth. We assume no obligation to update the forward-looking information contained in this report. It is important that the discussion below be read together with the attached condensed consolidated financial statements and notes thereto, with the discussion of such risks and uncertainties and with the audited financial statements and notes thereto, and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Factors Affecting Future Results” contained in the Company’s Form 10-K for fiscal 2004.

Overview

SERENA Software, Inc. is an industry leading supplier of software that automates change to enterprise applications. SERENA’s Enterprise Change Management (“ECM”) products manage the Software Change Management (“SCM”) process throughout the entire application development lifecycle across multiple platforms—from the mainframe to the Web. SERENA was founded in 1980 and we introduced our first SCM product, Comparex, in 1981. Since then, SERENA has developed a full suite of mainframe products, including ChangeMan ZMF which was introduced in 1988. In June 1999, SERENA introduced ChangeMan DS, a distributed systems product providing an end-to-end solution to SCM across the enterprise from the mainframe to the desktop to the Web. IT managers use our products to track software changes during the software application design and development process, manage separate programming teams that are concurrently developing and enhancing applications, and oversee the deployment of the software applications across both the mainframe and distributed systems environments. In June 2003, we introduced TeamTrack, a distributed systems product from our TeamShare acquisition providing leading-edge issue and request management technology; in September 2003, we announced the next-generation advanced framework for Application Life Cycle Management, the SAFE Framework (Serena Application Framework for Enterprises) which will significantly affect enterprise operations by facilitating cross-process integration; and in November 2003, we introduced TeamTrack version 6, our first product to deliver on the Next-Generation SAFE Framework.

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

On April 23, 2004, valid acceptances of the Offer had been received in respect of a total of approximately 85.7 million Merant shares (including valid acceptances in respect to Merant ADSs), representing approximately

79.3% of the issued share capital of Merant. Accordingly, all conditions related to the Offer were deemed to have been satisfied or waived as of April 23, 2004 and the Offer was declared unconditional in all respects. By April 29, 2004, acceptances in respect of more than 90% of the issued share capital had been received, as a result of which the Company was entitled to acquire any outstanding Merant shares and Merant ADSs through compulsory acquisition procedures under UK law. These procedures were substantially completed on or about June 30, 2004. The acquisition was accounted for using the purchase method of accounting, and accordingly, the results of operations of Merant are included in the Company’s consolidated financial statements from April 23, 2004.

Upon completion of the compulsory acquisition procedure, the Company acquired 100% of Merant’s outstanding common stock, thereby acquiring all of its assets and liabilities. The total purchase price was $418.7 million and consisted of a combination of cash totaling $267.0 million, approximately 5.9 million shares of SERENA common stock valued at $120.5 million, and acquisition related costs including employee severance and other costs and the fair value of options assumed totaling $31.2 million.

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

In June 2004, the Company acquired the technology, assets, associated expertise and customer base for Integrated Chipware’s RTM product, one of the industry’s leading requirements management solutions. In connection with the acquisition, which has been accounted for as an acquisition of a business, the Company has capitalized $4.3 million of acquired technology associated with the RTM product and has recorded $0.2 million in acquisition-related charges. There was no goodwill recorded in the business acquisition. The acquired technology will be amortized over its economic useful life of three years. Also in connection with the acquisition, the Company acquired certain selected assets and assumed certain liabilities including selected trade receivables and deferred maintenance contracts; all of which have been recorded at their fair realizable values.

The Company’s acquisition of RTM, which is a powerful and elegant solution for requirements engineering and design traceability that delivers the flexibility, scalability and ease of use necessary to address a broad range of enterprise projects, will expand its application lifecycle solution. This new offering is key to the Company’s SAFE strategic vision to meet critical customer need for comprehensive lifecycle management.

In the current fiscal quarter and fiscal six months ended July 31, 2004, SERENA experienced increases in total revenues of 109% and 74%, respectively, as total revenues for the quarter and six months were $52.0 million and $85.7 million, respectively, versus $24.9 million and $49.3 million in the same quarter and six month periods from a year ago. The increases were primarily the result of the Company’s acquisition of Merant in April 2004, and to a lesser extent, its acquisition of TeamShare in June 2003.

SERENA’s total revenues increased from $95.8 million in fiscal 2003 to $105.6 million in fiscal 2004. In the two fiscal years ended January 31, 2003 and 2002, SERENA had experienced decreases in total revenue as total revenues went from $103.6 million in fiscal 2001 to $98.6 million and $95.8 million in fiscal 2002 and fiscal 2003, respectively. The overall demand for the Company’s software depends in large part on general and economic business conditions. The general weakening of the worldwide economy and resulting slowdown in IT spending contributed to the overall decrease in total revenues.

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

In accordance with SFAS No. 142, goodwill is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. This determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting unit and compares it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill.

The Company completed this test during the fourth quarters of fiscal 2003 and fiscal 2004, and the Company has not recorded an impairment loss on goodwill.

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

Recent Accounting Pronouncements

In November 2003, the EITF reached a consensus on disclosure guidance previously discussed under EITF Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The Consensus provided for certain disclosure requirements that were effective for fiscal years ending after December 15, 2003. We adopted the disclosure requirements during the year ended January 31, 2004.

In March 2004, the EITF reached a consensus on recognition and measurement guidance previously discussed under EITF Issue No. 03-01. The consensus clarified the meaning of other-than-temporary impairment and its application to debt and equity investments accounted for under SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities,” and other investments accounted for under the cost method. The recognition and measurement guidance for which the consensus was reached in March 2004 is applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. The consensus reached in March 2004 also provided for certain disclosure requirements associated with cost method investments that were effective for fiscal years ending after June 15, 2004. We do not believe that the consensus on the recognition and measurement guidance will have a significant impact on our financial position or results of operations.

The EITF has tentatively concluded that the conversion spread on convertible debt instruments with a market price contingency would be included in diluted earnings per share as described in EITF 90-19, regardless of whether or not the market price trigger has been met. The Company does hold certain subordinated debt containing a contingent market price trigger. However, since such triggers have not yet been met, the Company has not included its subordinated debt in the calculation of diluted earnings per share. Should the EITF’s tentative conclusion become a consensus, the Company would be required to include its subordinated debt in the calculation of diluted earnings per share.

Results of Operations

References to the dollar and percentage increases or decreases set forth below in this discussion and analysis of SERENA’s results of operations are derived from comparisons between SERENA’s condensed consolidated statements of income (loss) and comprehensive income (loss) for the three and six month periods ended July 31, 2004 to the condensed consolidated statements of income (loss) and comprehensive income (loss) for the three and six month periods ended July 31, 2003. Historical results include the post-acquisition results of TeamShare from June 5, 2003 and Merant from April 23, 2004.

The following table sets forth our results of operations expressed as a percentage of total revenue. These operating results for the periods presented are not necessarily indicative of the results for the full fiscal year or any other period.

	Percentage of Revenue Three Months Ended July 31,		Percentage of Revenue Six Months Ended July 31,
	2004	2003	2004	2003
Revenue:
Software licenses	37%	40%	41%	42%
Maintenance	50%	50%	47%	50%
Professional services	13%	10%	12%	8%

Total revenue	100%	100%	100%	100%

Cost of revenue:
Software licenses	2%	1%	2%	1%
Maintenance	6%	6%	5%	6%
Professional services	12%	9%	11%	8%
Amortization of acquired technology	8%	7%	7%	6%

Total cost of revenue	28%	23%	25%	21%

Gross profit	72%	77%	75%	79%

Operating expenses:
Sales and marketing	35%	28%	32%	28%
Research and development	17%	14%	16%	13%
General and administrative	9%	7%	8%	7%
Stock-based compensation	—	—	—	—
Amortization of intangible assets	6%	2%	5%	1%
Acquired in-process research and development	—	—	12%	—
Restructuring, acquisition and other charges	3%	—	2%	—

Total operating expenses	70%	51%	75%	49%

Operating (loss) income	2%	26%	—	30%
Interest income	1%	4%	2%	4%
Interest expense	(2)%	—	(2)%	—
Amortization of debt issuance costs	(1)%	—	(1)%	—

(Loss) income before income taxes	—	30%	(1)%	34%
Income taxes	—	11%	4%	13%

Net (loss) income	—	19%	(5)%	21%

Revenue

We derive revenue from software licenses, maintenance and professional services. Our total revenue increased $27.0 million, or 109%, to $52.0 million in the current fiscal quarter ended July 31, 2004 from $24.9 million in the same quarter a year ago. For the six months ended July 31, 2004, total revenue increased $36.4 million, or 74%, to $85.7 million from $49.3 million in the same six month period year ago. International sales represented approximately 32% of our total revenue in the current fiscal quarter ended July 31, 2004, as compared to 36% in the same quarter a year ago. No single customer accounted for 10% or more of total revenue in either the current fiscal quarter and fiscal six months ended July 31, 2004, or the same quarter and six months a year ago.

The following table summarizes software licenses, maintenance and professional services revenues for the periods indicated (in thousands, except percentages):

	Three Months Ended July 31,				Six Months Ended July 31,
			Increase (Decrease)				Increase (Decrease)
	2004	2003	In Dollars	In %	2004	2003	In Dollars	In %
Revenue:
Software licenses	$19,416	$10,047	$9,369	93%	$35,256	$20,899	$14,357	69%
Maintenance	25,732	12,449	13,283	107%	40,497	24,360	16,137	66%
Professional services	6,812	2,417	4,395	182%	9,949	4,021	5,928	147%

Total revenue	$51,960	$24,913	$27,047	109%	$85,702	$49,280	$36,422	74%

Software Licenses.    Software licenses revenue as a percentage of total revenue was 37% and 41% in the current fiscal quarter and fiscal six months ended July 31, 2004, respectively, as compared to 40% and 42% in the same quarter and six months a year ago. For both the current fiscal quarter and fiscal six months, when compared to the same quarter and six months a year ago, the increase in total software licenses revenue is predominantly due to increases in our distributed systems license revenue, for the most part coming from sales of Merant products after the Merant acquisition late in the first fiscal quarter ended April 30, 2004 and, to a lesser extent, sales of TeamTrack coming from our TeamShare acquisition in the second quarter of fiscal 2004; all partially offset by a decrease in the ChangeMan family of products license revenue from the mainframe side. Sales of our distributed systems products, predominantly ChangeMan DS prior to fiscal 2004, both ChangeMan DS and TeamTrack beginning in fiscal 2004 and ChangeMan DS, TeamTrack and our newly acquired product line from Merant beginning in the first quarter of fiscal 2005, make up an increasing proportion of total software licenses revenue. Distributed systems products accounted for $13.6 million or 70% and $22.1 million or 63% of total software licenses revenue in the current fiscal quarter and fiscal six months ended July 31, 2004, respectively, as compared to $3.6 million or 35% and $6.0 million or 29% in the same quarter and six months a year ago. The Company expects that its distributed systems revenues in total and as a percentage of software licenses revenue will increase over time, and that core software change management will continue to account for a substantial portion of software licenses revenue in the future.

Maintenance.    Maintenance revenue as a percentage of total revenue was 50% and 47% in the current fiscal quarter and fiscal six months ended July 31, 2004, respectively, as compared to 50% in both the same quarter and six months a year ago. For the current fiscal quarter and six months ended July 31, 2004, when compared to the same periods a year ago, the increase in maintenance revenue is predominantly due to the Company’s acquisition of Merant late in the first fiscal quarter ended April 30, 2004, and to a lesser extent, growth in installed software licenses base, as new licenses generally include one year of maintenance, renewals of maintenance agreements by existing customers, and maintenance price increases; all partially offset by some cancellations in Comparex maintenance contracts particularly beginning in fiscal 2002 when the general weakening of the economy in the U.S. and abroad caused some customers to reevaluate and restrict IT spending. Accordingly, we expect maintenance revenue to grow in absolute dollars in the near term as maintenance contracts renew and as the deferred maintenance revenue accrued, which was written down as a result of the purchase accounting, is replaced with renewed “full valued” maintenance contracts.

Professional Services.    Professional services revenue as a percentage of total revenue was 13% and 12% in the current fiscal quarter and fiscal six months ended July 31, 2004, respectively, as compared to 10% and 8% in the same quarter and six months a year ago. For both the quarter and six months, the dollar increase is predominantly due to an improvement in our consulting business, which began in the second quarter of fiscal 2004 fueled in part by a few large engagements and the acquisition of Merant. In general, professional services revenue is attributable to consulting opportunities resulting from our installed customer base and our expanded consulting service capabilities, all partially offset by the continued weak U.S. economy, price pressures on consulting rates, and the deferral of existing consulting projects.

Cost of Revenue

Cost of revenue, which consists of cost of software licenses, cost of maintenance, cost of professional services and amortization of acquired technology, was 28% and 25% of total revenue in the current fiscal quarter and fiscal six months ended July 31, 2004, respectively, as compared to 23% and 21% in the same quarter and six months a year ago.

The following table summarizes cost of revenue for the periods indicated (in thousands, except percentages):

	Three Months Ended July 31,				Six Months Ended July 31,
			Increase (Decrease)				Increase (Decrease)
	2004	2003	In Dollars	In %	2004	2003	In Dollars	In %
Cost of revenue:
Software licenses	$1,025	$171	$854	500%	$1,351	$383	$968	252%
Maintenance	3,151	1,605	1,546	96%	4,714	3,109	1,605	52%
Professional services	6,258	2,278	3,980	175%	9,048	4,044	5,004	124%
Amortization of acquired technology	3,932	1,628	2,304	141%	5,977	2,709	3,268	121%

Total revenue	$14,366	$5,682	$8,684	153%	$21,090	$10,245	$10,845	106%

Percentage of total revenue	28%	23%			25%	21%

Software Licenses.    Cost of software licenses consists principally of fees associated with our StarTool FDM products through the second quarter of fiscal 2004 and, to a lesser extent, salaries, bonuses and other costs associated with our product release organization, and fees associated with integrating third party technology into our ChangeMan DS distributed systems products and our newly acquired Merant distributed systems products. Cost of software licenses as a percentage of total software licenses revenue was 5% and 4% in the current fiscal quarter and fiscal six months ended July 31, 2004, respectively, as compared to 2% for both the same quarter and six months year ago. The increase in absolute dollars and as a percentage of total software licenses revenue is primarily due to increases in fees associated with sales of Merant products beginning with the acquisition of Merant late in the first fiscal quarter ended April 30, 2004; offset by decreases in fees associated with our StarTool FDM product as a result of lower revenues, and particularly, the elimination of such fees beginning in the third quarter of fiscal 2004.

Maintenance.    Cost of maintenance consists primarily of salaries, bonuses and other costs associated with our customer support organizations. Cost of maintenance as a percentage of total maintenance revenue was 12% in both the current fiscal quarter and fiscal six months ended July 31, 2004, respectively, as compared to 13% in both the same quarter and six months a year ago. In absolute dollar terms, the increase in cost of maintenance for both the quarter and six months is primarily attributable to increases in expenses associated with our customer support organizations as a result of the growth in both maintenance revenue and our installed customer base with our acquisition of Merant late in the first fiscal quarter, and to a lesser extent, the increase in our installed customer base resulting from the RTM technology acquisition in the current fiscal quarter. As a percentage of total maintenance revenue, the margin improvement in the quarter and six months reflects economies of scale achieved as the rate of growth in maintenance revenue was greater than the rate of growth in costs associated with our customer support organizations, again in part due to our acquisitions in the first and second quarters of fiscal 2005.

Professional Services.    Cost of professional services consists of salaries, bonuses and other costs associated with supporting our professional services organization. Cost of professional services as a percentage of total professional services revenue was 92% and 91% in the current fiscal quarter and fiscal six months ended July 31, 2004, respectively, as compared to 94% and 101% in the same quarter and six months a year ago. For both the current quarter and six months, the increase in cost of professional services in absolute dollars is predominantly due to increases in expenses associated with our professional services organization to support higher professional services revenue, and increases in third party contractor costs. As a percentage of total professional services revenue, the margin improvement in both the quarter and six months reflects economies of scale achieved as the rate of growth in professional services revenue was greater than the rate of growth in costs associated with our professional services organizations.

Amortization of Acquired Technology.    In connection with various prior acquisitions and most recently TeamShare in June 2003, Merant in April 2004 and the RTM technology in June 2004, the Company has recorded $86.7 million in acquired technologies, offset by amortization totaling $23.6 million as of July 31, 2004. For both the quarter and six months, the increase in amortization expense was predominantly due to the acquired technology recorded in connection with the Company’s acquisition of Merant in April 2004, and to a lesser extent, the acquired technology recorded in connection with the Company’s acquisitions of TeamShare in June 2003 and the RTM product in June 2004. The Company expects to record $4.0 million per quarter in amortization expense over the next three quarters, then between $3.9 million and $3.0 million per quarter over the next eight quarters following thereon through the end of the first quarter of fiscal 2008. See Notes 1, 6 and 7 of Notes to Condensed Consolidated Financial Statements for additional information related to amortization of acquired technology and the acquisitions of Merant and the RTM technology from Integrated Chipware.

Operating Expenses

The following table summarizes operating expenses for the periods indicated (in thousands, except percentages):

	Three Months Ended July 31,				Six Months Ended July 31,
			Increase (Decrease)				Increase (Decrease)
	2004	2003	In Dollars	In %	2004	2003	In Dollars	In %
Operating expenses:
Sales and marketing	$18,131	$7,014	$11,117	159%	$27,488	$13,667	$13,821	101%
Research and development	8,875	3,420	5,455	160%	13,824	6,459	7,365	114%
General and administrative	4,963	1,728	3,235	187%	7,011	3,468	3,543	102%
Stock-based compensation	237	—	237	(*)	255	—	255	(*)
Amortization of intangible assets	2,985	508	2,477	488%	3,936	508	3,428	675%
Acquired in-process R&D	—	—	—	—	10,400	—	10,400	(*)
Restructuring, acquisition & other charges	1,556	—	1,556	(*)	1,766	—	1,766	(*)

Total operating expenses	$36,747	$12,670	$24,077	190%	$64,680	$24,102	$40,578	168%

Percentage of total revenue	70%	51%			75%	49%

(*)	Percentage is not meaningful.

Sales and Marketing.    Sales and marketing expenses consist primarily of salaries, commissions and bonuses, payroll taxes, and employee benefits as well as travel, entertainment and marketing expenses. Sales and marketing expenses as a percentage of total revenue were 35% and 32% in the current fiscal quarter and fiscal six months ended July 31, 2004, respectively, as compared to 28% in both the same quarter and six months a year ago. For both the quarter and six months, the dollar increase is due primarily to the expansion of our direct sales and marketing organizations to support license revenue growth, salary, benefits and other employee related cost increases associated with our Merant acquisition in the first quarter of fiscal 2005, and to a lesser extent, our TeamShare acquisition in the second quarter of fiscal 2004. In absolute dollar terms, we expect sales and marketing expenses to increase as we continue to hire additional sales and marketing personnel, market our distributed systems products and undertake additional marketing programs.

Research and Development.    Research and development expenses consist primarily of salaries, bonuses, payroll taxes, and employee benefits and costs attributable to research and development activities. Research and development expenses as a percentage of total revenue were 17% and 16% in the current fiscal quarter and fiscal six months ended July 31, 2004, respectively, as compared to 14% and 13% in the same quarter and six months a year ago. For both the quarter and six months, the increase in research and development expenses in both absolute dollars and as a percentage of total revenue is primarily attributable to salary, benefits and other employee related cost increases as a result of our acquisition of Merant in the first quarter of fiscal 2005, and to a lesser extent, our acquisition of Teamshare in the second quarter of fiscal 2004, and continued expansion of our research and development efforts to enhance existing products and develop our distributed systems products. We expect research and development expenses to increase, both in absolute dollar terms and as a percentage of total revenue, as we continue to hire additional research and development personnel primarily to develop our distributed systems product suite.

General and Administrative.    General and administrative expenses consist primarily of salaries, bonuses, payroll taxes, and benefits and certain non-allocable administrative costs, including legal and accounting fees and bad debts. General and administrative expenses as a percentage of total revenue were 9% and 8% in the current fiscal quarter and fiscal six months ended July 31, 2004, as compared to 7% in both the same quarter and six months a year ago. For both the quarter and six months, the increase in general and administrative expenses in both absolute dollars and as a percentage of total revenue is primarily due to our Merant acquisition late in the first fiscal quarter ended April 30, 2004, and to a lesser extent, general increases in infrastructure and insurance costs. We expect general and administrative expenses to increase in absolute dollar terms as we expand our infrastructure and our operations in the future.

Stock-Based Compensation.    In connection with the Company’s acquisition of Merant late in the first fiscal quarter ended April 30, 2004, the Company recorded $1.8 million in deferred stock-based compensation reflecting the intrinsic value of the stock options assumed in the acquisition. The deferred stock-based compensation is being amortized over four years under an accelerated method whereby approximately $0.9 million, $0.5 million, $0.3 million and $0.1 million will be amortized to expense in the first, second, third and fourth years, respectively.

Amortization of Intangible Assets.    In connection with various prior acquisitions and most recently TeamShare in June 2003 and Merant in April 2004, the Company has recorded $65.4 million in identifiable intangible assets, offset by amortization totaling $6.9 million as of July 31, 2004. Amortization expense in the current fiscal quarter and fiscal six months is exclusively due to the Merant acquisition in the first quarter of fiscal 2005, which added $59.3 million in amortizable intangible assets and, to a lesser extent, the TeamShare acquisition in the second quarter of fiscal 2004, which added $5.2 million in amortizable intangible assets, Amortization of intangible assets will be approximately $2.8 million per quarter over the next three quarters, $2.6 million per quarter over the following four quarters thereafter, and $2.2 million per quarter thereafter through the end of fiscal 2009. See Notes 1 and 6 of Notes to Condensed Consolidated Financial Statements for additional information related to amortization of intangible assets and the Merant acquisition.

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

Restructuring, acquisition and other charges.    In connection with the Company’s acquisition of Merant in April 2004, the Company has incurred and expects to continue to incur restructuring, acquisition and other charges related to the acquisition that are not part of the Company’s ongoing operations. Such charges have included and will include certain employee payroll, severance and other employee related costs associated with transitional activities that are not part of ongoing operations, and travel and other direct costs associated with integrating the two companies. The Company incurred $1.6 million of these charges in the current fiscal quarter ended July 31, 2004, and expects that similar charges will be incurred going forward.

Interest Income, Interest Expense and Amortization of Debt Issuance Costs

The following table summarizes other (expense) income for the periods indicated (in thousands, except percentages):

	Three Months Ended July 31,				Six Months Ended July 31,
			Increase (Decrease)				Increase (Decrease)
	2004	2003	In Dollars	In %	2004	2003	In Dollars	In %
Other (expense) income
Interest income	$728	$814	$(86)	(11)%	$2,043	$1,819	$224	12%
Interest expense	(825)	—	(825)	(*)	(1,650)	—	(1,650)	(*)
Amortization of debt issuance costs	(335)	—	(335)	(*)	(796)	—	(796)	(*)

Total other (expense) income	$(432)	$814	$(1,246)	(153)%	$(403)	$1,819	$(2,222)	(122)%

Percentage of total revenue	(2)%	4%			(1)%	4%

(*)	Percentage is not meaningful.

Interest Income.    For the current fiscal quarter ended July 31, 2004, when compared to the same quarter a year ago, the dollar decrease in interest income is predominantly due to decreases in balances on interest-bearing accounts, such as cash and cash equivalents, and both short and long-term investments, resulting from our acquisition of Merant in which the Company paid approximately $267 million, in the current fiscal quarter ended July 31, 2004 for the acquisition itself and an additional $24 million in acquisition related costs, and to a lesser extent, reduced market interest rates and decreases in cash balances of $34.2 million due to the Company’s stock repurchase program implemented in the third and fourth quarters of fiscal 2004; all partially offset by increases in balances on interest-bearing accounts, such as cash and cash equivalents, and both short and long-term investments, resulting from our debt offering in December 2003, in which the Company raised approximately $213.3 million, net of costs, and to a lesser extent, the accumulation of earnings. For the current six months ended July 31, 2004, when compared to the same six months a year ago, the dollar increase is predominantly due increases in balances on interest-bearing accounts, such as cash and cash equivalents, and both short and long-term investments, resulting from our debt offering in December 2003, and to a lesser extent, the accumulation of earnings: all partially offset by decreases in balances on interest-bearing accounts, such as cash and cash equivalents, and both short and long-term investments, resulting from the TeamShare and Merant acquisitions, and to a lesser extent, reduced market interest rates and decreases in cash balances due to the Company’s stock repurchase program.

Interest Expense.    The Company records interest expense in connection with the Company’s subordinated notes.

On December 15, 2003, the Company issued 1.5% Convertible Subordinated Notes due 2023 (the “notes”) in a private placement. The Company will pay interest on the notes on June 15 and December 15 of each year.

The first interest payment was made on June 15, 2004. Under certain conditions, the notes are convertible into shares of the Company’s common stock at an initial conversion rate of 45.0577 shares per $1,000 principal (representing an initial conversion price of approximately $22.194 per share), subject to certain adjustments. Upon conversion of 100% of the notes, the Company’s common stock issued would be 9,912,588.

The Company has pledged a portfolio of U.S. government securities to secure the first six scheduled interest payments on the notes. Accordingly, as of July 31, 2004, the Company has approximately $8.0 million in restricted cash against this pledge. Other than this pledge of U.S. government securities, the notes are subordinated unsecured obligations and rank junior in right of payment to the Company’s existing and future senior indebtedness and structurally subordinated to all indebtedness and other liabilities of the Company’s subsidiaries. The notes are not listed on any securities exchange.

Amortization of Debt Issuance Costs.    The Company records amortization of debt issuance costs in connection with the Company’s Notes, which will be amortized over 5 years, the term of the initial put option by the Note holders. Amortization of debt issuance costs will be $1.34 million annually going forward through December 15, 2008, when the initial put option expires, or earlier, upon conversion of the notes.

Income Taxes

Income Taxes.    Income taxes were $0.2 million and $3.5 million in the current fiscal quarter and fiscal six months ended July 31, 2004, respectively, as compared to $2.7 million and $6.2 million in the same quarter and six months a year ago. The Company’s projected effective income tax rate for fiscal 2005 is 86%, or 37%, excluding the impact of the one-time in-process research and development charge of $10.4 million taken in the first fiscal quarter ended April 30, 2004, versus 37% for fiscal 2004. The projected effective income tax rate for fiscal 2005, when compared to fiscal 2004, benefited in part due to increases in research and experimentation tax credits as a result of the Company’s recent Merant acquisition and changes in pre-tax income projections; all offset entirely by a limitation in the research and experimentation tax credit in fiscal 2005 pending the extension or renewal of certain tax legislation. SERENA’s effective income tax rate has historically benefited from the United States research and experimentation tax credit and tax benefits generated from export sales made from the United States.

Liquidity and Capital Resources

Cash, cash equivalents and investments.    Since SERENA’s inception, we have financed our operations and met our capital expenditure requirements through cash flows from operations. As of July 31, 2004 and excluding the $8.0 million in restricted cash, SERENA had $140.5 million in cash and cash equivalents, and an additional $41.5 million and $9.6 million in short and long-term investments, respectively, consisting principally of high grade commercial paper, certificates of deposit and short and long-term corporate notes and bonds. A portion of our cash and cash equivalents is the proceeds from our debt offering in December 2003.

Net cash provided by operating activities.    Cash flows provided by operating activities were $23.4 million and $12.6 million in the current fiscal six months ended July 31, 2004 and the same six months a year ago, respectively. In the current fiscal six months ended July 31, 2004, the Company’s cash flows provided by operating activities exceeded net loss principally due to the inclusion of non-cash expenses in net loss and a decrease in accounts receivable; all partially offset by an decrease in income taxes payable. In the same six months a year ago, the Company’s cash flows provided by operating activities exceeded net income principally due to the inclusion of non-cash expenses in net income and a decrease in accounts receivable; all partially offset by decreases in income taxes payable and accrued expenses.

Net cash used in investing activities.    In the current fiscal six months ended July 31, 2004, net cash used in investing activities predominantly related to cash paid in the Merant acquisition, net of cash received, totaling $169.7 million, acquisition related costs paid in connection with the Merant acquisition totaling $24.2 million, cash paid to acquire the RTM technology totaling $3.8 million, and the purchase of computer equipment and office furniture and equipment totaling $0.8 million; all partially offset by net sales of short and long-term investments totaling $58.4 million. In the same six months a year ago, net cash used in investing activities predominantly related to cash paid in the TeamShare acquisition, net of cash received, totaling $19.4 million, and the purchase of computer equipment and office furniture and equipment totaling $0.4 million; all partially offset by net sales of short and long-term investments totaling $10.8 million.

Net cash provided by (used in) financing activities.    In the current fiscal six months ended July 31, 2004, net cash provided by financing activities was due to the exercise of stock options under the Company’s employee stock option plan totaling $3.6 million, and the sale of the Company’s common stock under the employee stock purchase plan totaling $1.6 million; all partially offset by repurchases of the Company’s common stock under a stock repurchase plan totaling $4.2 million. In the same six months a year ago, net cash used in financing activities was related to repurchases of the Company’s common stock under a stock repurchase plan totaling $20.5 million; partially offset by the payment of principal on notes receivable from stockholders totaling $5.8 million, the exercise of stock options under the Company’s employee stock option plan totaling $2.9 million, and the sale of the Company’s common stock under the employee stock purchase plan totaling $0.8 million.

Contractual obligations and commitments.    At July 31, 2004, the Company did not have any material commitments for capital expenditures and has no revolving credit agreement or other term loan agreements with any bank or other financial institution.

At July 31, 2004, the Company had notes outstanding totaling $220 million. The Notes bear interest at 1.5% per annum and are due in 2023. Accrued and unpaid interest on the notes totaled $0.4 million as of July 31, 2004 with restricted cash balances on hand totaling $8.0 million to cover the next five semi-annual interest payments.

The Company has noncancelable operating lease agreements for office space that expire between calendar 2004 and 2016. Minimum lease payments are as follows (in thousands):

Fiscal Year Ending January 31,
2005 (remaining six months)	$2,885
2006	5,906
2007	5,262
2008	4,060
2009	2,508
Thereafter	10,501

$31,122

Working capital, accounts receivable and deferred revenue.    At July 31, 2004, the Company had working capital of $129.4 million and accounts receivable, net of allowances, of $32.8 million. Total deferred revenue increased to $71.0 million at July 31, 2004 from $39.2 million at January 31, 2004 primarily as a result of the Merant acquisition in April 2004, and to a lesser extent, increased billings of maintenance fees and the RTM technology asset purchase from Integrated Chipware in June 2004.

Off-balance sheet arrangements.    As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of July 31, 2004, we are not involved in any unconsolidated SPE transactions.

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

If SERENA Encounters Difficulties Integrating the Business Operations of SERENA and Merant, It Could Adversely Affect the Business of the Combined Company

We intend, to the extent possible, to integrate our operations with those of Merant. Our goal in integrating these operations is to increase earnings and achieve cost savings by taking advantage of the significant anticipated synergies of consolidation and enhanced growth opportunities. We have incurred and expect to continue to incur, severance payments and other employee related costs, costs for lease terminations, meetings, trainings, rebranding, integration of information technology systems, and other costs in connection with the integration of SERENA and Merant. We cannot be sure that we will not encounter substantial difficulties integrating our operations with Merant’s operations, resulting in a delay or the failure to achieve the anticipated synergies and, therefore, the expected increases in earnings and cost savings. The difficulties of combining the operations of the two companies include, among other things:

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

The Acquisition of Merant May Cause Disruptions, Including Potential Loss of Customers, Suppliers and Other Business Partners, in the Business of SERENA or Merant, Which Could Have Material Adverse Effects on the Combined Company’s Business and Operations

SERENA’s and Merant’s customers, suppliers, distributors, licensors and other business partners, in response to the acquisition, may adversely change or terminate their relationships with either company or the combined company, which could have a material adverse effect on our business. Certain of SERENA’s or Merant’s current or potential customers may cancel or defer orders for our products. In addition, customers may expect re-negotiated pricing as a result of the acquisition. The acquisition may also adversely affect our ability to attract new customers.

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

We have incurred and expect to incur costs associated with combining the operations of the two companies, including advisors’ fees and other costs related to the acquisition. These costs may be substantial and include those related to the severance and stock option acceleration provisions of Merant’s employee benefit plans, which were triggered by the acquisition. We also face potential costs related to employee redeployment or relocation, employee retention which could include salary increases, bonuses or option grants, reorganization or closure of facilities, relocation and disposal of excess equipment, termination of contracts with third parties that provide redundant or conflicting services and other integration costs. We have accounted for these costs as purchase related adjustments in the acquisition, and such costs have decreased our net income and have impacted cash balances. Each of these charges has negatively impacted earnings, which could have a material adverse effect on the price of SERENA shares.

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

•	Incur additional restructuring and acquisition charges relative to the integration of Merant;

•	Include a full quarter of Merant expenses in the combined financial statements, as we did for the first time in the second quarter of fiscal 2005;

•	Increase our sales and marketing activities, including expanding our United States and international direct sales forces and extending our telesales efforts;

•	Develop our technology, including our distributed systems products;

•	Invest in penetrating the systems integrator and federal government marketplaces;

•	Include expenses associated with our TeamShare and Merant acquisitions;

•	Expand our distribution channels; and

•	Pursue strategic relationships and acquisitions.

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

If the Market for IBM and IBM-Compatible Mainframes Decreases, It Could Adversely Affect Our Business

Our mainframe revenues are dependent upon the continued use and acceptance of IBM Corporation (“IBM”) and IBM-compatible mainframes and the growth of this market. If the role of the mainframe does not increase as we anticipate, or if it in any way decreases, this would materially adversely affect our business, future quarterly and annual operating results and financial condition. Additionally, if there is a wide acceptance of other platforms or if new platforms emerge that provide enhanced enterprise server capabilities, our business and future operating results may be materially adversely affected. Prior to the Company’s acquisition of Merant in April 2004, the majority of our software license revenue had been attributable to sales of our mainframe products. We expect that, for the foreseeable future, a significant portion of our software license revenue will continue to come from sales of our mainframe products. As a result, future sales of our existing products and associated maintenance revenue and professional service revenue will depend on continued use of mainframes.

Our License Revenues from Products for Distributed Systems May Fluctuate

We introduced our ChangeMan DS product in fiscal 2000, our ChangeMan ALM and ChangeMan ECP products in fiscal 2001, our ChangeMan WCM product in the first quarter of fiscal 2002 and our ChangeMan ZDD product in the first quarter of fiscal 2003. In the second quarter of fiscal 2004, we acquired the TeamTrack product with our acquisition of TeamShare effective June 5, 2003. In the first quarter of fiscal 2005, we acquired the Merant product line with our acquisition of Merant effective April 23, 2004. In the second quarter of fiscal 2005, we acquired the RTM product with our asset purchase from Integrated Chipware, Inc. While license revenues from our distributed systems products increased to 29% of total license revenues in fiscal 2004, they may fluctuate materially from quarter to quarter and could in fact decline. We are currently developing new products and enhancing our product suite to support additional distributed systems products. If we do not successfully develop, market, sell and support our distributed systems products, this would materially adversely affect our business and our future quarterly and annual operating results. Prior to our acquisition of Merant in the first quarter of fiscal 2005, the majority of our products had been designed for the mainframe platform, and the majority of our software license revenue, maintenance revenue and professional services revenue had been attributable to licenses for these mainframe products. Our competitors may have substantially greater experience providing distributed systems compatible software products than we do, and many also may have significantly greater financial and organizational resources.

The License Revenues from our IBM OEM Relationship May Fluctuate

In January 2002, we entered into an OEM Agreement with IBM whereby IBM acquired the rights to resell our StarTool APM technology. IBM provides SERENA a quarterly royalty report one month after each of IBM’s calendar quarters detailing licenses and maintenance sold through to end users during the quarter. While license revenues from our IBM OEM relationship were less than 10% of total license revenues in both the current fiscal quarter ended July 31, 2004 and fiscal year ended January 31, 2004, they may fluctuate materially from quarter to quarter and could in fact decline. We recognized our first revenue from this arrangement in the second quarter of fiscal 2003. Because we have little or no visibility during the quarter on pipelines, sales forecasts, sales volumes or the amount of license revenue that will be reported, we cannot accurately predict the IBM revenue or our operating results for the quarter or any future quarter. Because the IBM OEM license revenue may be significant to our total license revenue in any fiscal quarter, any decline in revenue could materially adversely affect our business and our future quarterly and annual operating results.

Acquisitions May be Difficult to Integrate, Disrupt Our Business, Dilute Stockholder Value or Divert the Attention of Our Management

In June 2003, we acquired TeamShare, Inc.; in April 2004, we acquired Merant plc.; in June 2004, we acquired the RTM product with our asset purchase from Integrated Chipware, Inc.; and we may acquire or make investments in other companies and technologies. In the event of any acquisitions or investments, we could:

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

Risks of International Operations.    International sales represented 32% of our total revenue in the current fiscal quarter ended July 31, 2004, as compared to 36% in the same quarter a year ago. Our international revenue is attributable principally to our European operations. Our international operations are, and any expanded international operations will be, subject to a variety of risks associated with conducting business internationally that could materially adversely affect our business and future quarterly and annual operating results, including the following:

•	Difficulties in staffing and managing international operations;

•	Problems in collecting accounts receivable;

•	Longer payment cycles;

•	Fluctuations in currency exchange rates;

•	Inability to control or predict the levels of revenue produced by our international distributors;

•	Seasonal reductions in business activity during the summer months in Europe and certain other parts of the world;

•	Limitations on repatriation of earnings;

•	Reduced protection of intellectual property rights and less favorable contract interpretation rules in some countries;

•	Political and economic instability;

•	Recessionary environments in foreign economies; or

•	Increases in tariffs, duties, price controls or other restrictions on foreign currencies or trade barriers imposed by foreign countries.

Substantial Leverage and Debt Service Obligations May Adversely Affect Our Cash Flow

As a result of the sale of the notes, we incurred $220 million of indebtedness. There is a possibility that we may be unable to generate cash sufficient to pay the principal of, interest on and other amounts due in respect of our indebtedness when due. We are not restricted under the indenture governing the notes from incurring additional debt in the future.

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

We May Not Have the Ability to Purchase the Notes

Upon the occurrence of a change in control, we would be required under the indenture governing the notes to purchase all outstanding notes tendered to us by the holders of such notes. In addition, holders may require us to purchase their notes on December 15, 2008, December 15, 2013 or December 15, 2018. While we have the right, subject to certain conditions, to pay common stock for the purchase price in the event of a change in control, we cannot assure you that we will have sufficient financial resources, or will be able to arrange financing, to pay the purchase price in cash for all notes tendered by the holders and future credit facilities may restrict our ability to make such payments. A change in control may also constitute an event of default under any other agreement governing then-existing indebtedness and could prevent us from purchasing the notes. Any failure to purchase the notes when required will result in an event of default under the indenture.

Our Reported Earnings Per Share May Be More Volatile Because of the Contingent Conversion Provision of the Notes

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

If We Are Required to Account for Stock Options Under Our Employee Stock Plans as Compensation Expense, Our Net Income and Our Earnings Per Share Would be Significantly Reduced or May Reflect a Loss

There has been an increasing public debate about the proper accounting treatment for equity-based compensation, such as employee stock options and employee stock purchase plan shares, and whether they should be treated as compensation expense and, if so, how to properly value such charges. On March 31, 2004, the Financial Accounting Standards Board issued an exposure draft on a proposed standard for the accounting of stock options. The proposed standard requires public companies to value employee stock options and stock issued under employee stock purchase plans using the fair value based method on the grant date and record stock-based compensation expense. If we elected or were required to record an expense for our employee stock plans using the fair value based method, we would be required to recognize significant stock-based compensation charges. We currently calculate stock-based compensation expense using the Black-Scholes option-pricing module and disclose the proforma impact on net income (loss) and net income (loss) per share in Note 3 to our Notes to Condensed Consolidated Financial Statements for the three and six months ended July 31, 2004 and 2003. Although we are not currently required to record any stock-based compensation expense using the fair value based model in connection with employee option grants that have an exercised price at or above fair market value and for shares issued under our employee stock purchase plan, it is possible that future accounting standards will require us to treat all stock-based compensation expense in our consolidated statements of operations using the fair value based method.

Changes in Accounting Regulations and Related Interpretations and Policies Regarding Revenue Recognition Could Cause Us to Defer Recognition of Revenue or Recognize Lower Revenue and Profits

Although we use standardized license agreements designed to meet current revenue recognition criteria under generally accepted accounting principles, we must often negotiate and revise terms and conditions of these standardized agreements, particularly in multi-product or multi-year transactions. As our transactions increase in complexity with the sale of larger, multi-product, multi-year licenses, negotiation of mutually acceptable terms and conditions can extend the sales cycle and, in certain situations, may require us to defer recognition of revenue on such licenses. We believe that we are in compliance with Statement of Position 97-2, “Software Revenue Recognition” as amended, however these future, more complex, multi-product, multi-year license transactions may require additional accounting analysis to account for them accurately, could lead to unanticipated changes in our current revenue accounting practices and may contain terms affecting the timing of revenue recognition.

We May Incur Future Impairment Losses Related to Intangible Assets From Prior Acquisitions That Could Harm Our Future Operating Results

In the recent past, we have acquired significant assets and businesses. If the assets and businesses do not perform as expected, we may be required to take impairment charges related to the intangible assets from these acquisitions. Such charges could harm our operating results.

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

Competition in the Distributed Systems SCM Market.    We also face significant competition as we develop, market and sell our distributed systems products, including ChangeMan DS, TeamTrack and our newly acquired Merant product line. If we are unable to successfully penetrate the distributed systems SCM market, our business and future quarterly and annual operating results will be materially adversely affected. Penetrating the existing distributed systems SCM market will be difficult. Competitors in the distributed systems market include IBM, Computer Associates, Microsoft, Telelogic and other smaller private companies.

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

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company does not use derivative financial instruments in its investment portfolio and has no foreign exchange contracts. Its financial instruments consist of cash and cash equivalents, short and long-term investments, trade accounts receivable and accounts payable. The Company considers investments in highly liquid instruments purchased with a remaining maturity of 90 days or less to be cash equivalents. All of the Company’s cash equivalents and short and long-term investments principally consist of commercial paper and debt securities, and are classified as available-for-sale as of July 31, 2004. The Company’s exposure to market risk for changes in interest rates relates primarily to its short and long-term investments and short-term obligations, thus, a hypothetical 10% fluctuation in interest rates would not have a material impact on the fair value of these securities.

Sales to foreign countries accounted for approximately 32% of the total sales during the current fiscal quarter ended July 31, 2004. Because the Company invoices certain of its foreign sales in currencies other than the United States dollar, predominantly the British pound sterling and euro, and does not hedge these transactions, fluctuations in exchange rates could adversely affect the translated results of operations of the Company’s foreign subsidiaries. Therefore, foreign exchange fluctuations could create a risk of significant balance sheet gains or losses on the Company’s consolidated financial statements. However, given the Company’s foreign subsidiaries’ net book values as of July 31, 2004 and net cash flows for the most recent fiscal quarter then ended and fiscal year ended January 31, 2004, the Company does not believe that a hypothetical 10% fluctuation in foreign currency exchange rates would have a material impact on our financial position or results of operations.

ITEM 4.    Controls and Procedures

Evaluation of disclosure controls and procedures.    Disclosure controls and procedures are designed to ensure that the information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures include components of our internal control over our financial reporting, which consists of control processes designed to provide reasonable assurance regarding the reliability of financial reporting and permitting the preparation of our financial statements in conformity with generally accepted accounting principles. To the extent that components of our internal control over our financial reporting are included within our disclosure controls and procedures, they are included in the scope of our quarterly controls evaluation.

The evaluation of our disclosure controls and procedures included a review of our processes and implementation and the effect on the information generated for use in this Quarterly Report. In the course of this evaluation, we sought to identify any significant deficiencies or material weaknesses in our controls, to determine whether we had identified any acts of fraud involving personnel who have significant roles in internal controls and to confirm that any necessary corrective action, including process improvements, were being undertaken. This type of evaluation is done every fiscal quarter so that our conclusions concerning the effectiveness of these controls can be reported in our periodic reports filed with the SEC. The overall goals of these evaluations activities are to monitor our disclosure controls and procedures and to make modifications as necessary.

Based on this evaluation, and subject to the limitations described below, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Our management, including the Chief Executive Officer and the Chief Financial Officer, do not expect that the disclosure controls and procedures or internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can only provide reasonable, not absolute, assurances that the objectives of the control system are met. The design of a control system reflects resource constraints; the benefits of controls must be considered relative to their costs. Because there are inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of error or fraud, if any, within the Company have been or will be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns occur because of simple error or mistake. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all future conditions; over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with the policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future. Our senior management has timely access to all material financial and non-financial information concerning our business. While we believe the present design of our disclosure controls and procedures is effective, future events affecting our business may cause us to significantly modify our disclosure controls and procedures.

Changes in internal control over financial reporting.    There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.    Legal Proceedings

Not applicable.

ITEM 2.    Change in Securities, Use of Proceeds and Issuer Repurchases of Equity Securities

In February 2004, the Board of Directors authorized the repurchase of up to 1.0 million shares of the Company’s Common Stock from time to time in the open market or in privately negotiated block transactions. The Company will utilize any reacquired shares under this program for reissuance in connection with employee stock programs and general corporate purposes.

In May 2004, the Board of Directors authorized the repurchase of up to 1.0 million shares of the Company’s Common Stock from time to time in the open market or in privately negotiated block transactions. The Company will utilize any reacquired shares under this program for reissuance in connection with employee stock programs and general corporate purposes. Under this program and at various times from June 29, 2004 through July 1, 2004, the Company repurchased in aggregate a total of 222,500 shares of its common stock for cash at an average price of $18.99 per share.

In August 2004, the Board of Directors authorized the repurchase of up to 2.0 million shares of the Company’s Common Stock from time to time in the open market or in privately negotiated block transactions. The Company will utilize any reacquired shares under this program for reissuance in connection with employee stock programs and general corporate purposes. Under this program and at various times from August 26, 2004 through September 7, 2004, the Company repurchased in aggregate a total of 738,000 shares of its common stock for cash at an average price of $15.74 per share. The timing and size of any future stock repurchases are subject to market conditions, stock prices, our cash position and other requirements going forward.

A summary of the Company’s repurchases in fiscal 2005 is as follows:

Month	Repurchased Shares	Average Price Per Share
June 2004	82,500	$18.89
July 2004	140,000	$19.05
August 2004	409,000	$15.76
September 2004 (through 9/7/04)	329,000	$15.72

ITEM 4.    Submission of Matters to a Vote of Security Holders

(a) The fiscal 2004 Annual Meeting of the Stockholders of SERENA Software, Inc. was held at the Company’s offices 2755 Campus Drive, 3rd Floor, San Mateo, California 94403 on June 25, 2004 at 2:00 p.m.

(b) PROPOSAL 1—At the Annual Meeting, the following seven persons were elected to the Company’s Board of Directors, constituting all members of the Board of Directors.

Board Nominees	Common For	Common Withheld
Douglas D. Troxel	36,880,126	795,759
Mark E. Woodward	32,932,611	4,743,274
Robert I. Pender, Jr.	36,730,704	945,181
Carl Bass	36,671,585	1,004,300
J. Hallam Dawson	36,395,640	1,280,245
Gregory J. Owens	36,854,576	821,309
David G. DeWalt	36,783,722	892,163

(c) The following additional proposal was considered at the Annual Meeting with its results according to the respective votes of the stockholders:

PROPOSAL 2—Ratification and approval of the appointment of KPMG LLP as independent auditors of the Company for the fiscal year ending January 31, 2005.

Common For	Common Against	Abstained
37,178,477	491,766	5,642

ITEM 5.    Other Information

Section 10A(i)(2) of the Securities Exchange Act of 1934, as added in Section 202 of the Sarbanes-Oxley Act of 2002, requires us to disclose the approval by our Audit Committee of any non-audit services to be performed by KPMG LLP, our external auditor. Non-audit services are defined as services other than those provided in connection with an audit or review of the financial statements of a company. The Audit Committee of the Board of Directors of SERENA has approved the engagement of KPMG LLP for non-audit services relating to, the performance of certain tax-related services.

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

The Registrant filed or furnished the following Current Report on Form 8-K during the quarter ended July 31, 2004:

We furnished a Current Report on Form 8-K dated May 20, 2004, announcing financial results for the quarter ended April 30, 2004 and attached a press release related thereto. Such report was “furnished” but not “filed” with the SEC.

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

Date: September 9, 2004

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