Form 10-Q
period 2004-10-31
SERENA SOFTWARE INC
filed 2004-12-10
CIK 1073967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2004

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☒    No  ☐

The number of shares of the registrant’s Common Stock, par value $0.001, outstanding as of November 30, 2004 was 42,655,972.

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

SERENA SOFTWARE, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	October 31, 2004	January 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$126,494	$257,281
Restricted cash	3,300	3,300
Short-term investments	32,618	39,214
Accounts receivable, net of allowance of $3,065 and $951 at October 31 and January 31, 2004, respectively	42,037	15,475
Deferred taxes	6,787	6,787
Prepaid expenses and other current assets	5,995	1,338

Total current assets	217,231	323,395
Long-term investments	10,157	70,692
Restricted cash, non-current	4,783	6,312
Property and equipment, net	5,783	3,209
Goodwill, net	321,389	40,471
Other intangible assets, net	114,763	22,987
Other assets	4,348	6,595

TOTAL ASSETS	$678,454	$473,661

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,501	$1,232
Income taxes payable	10,130	6,294
Accrued expenses	29,194	7,782
Accrued interest on subordinated notes	1,238	413
Deferred revenue	59,120	29,496

Total current liabilities	101,183	45,217
Deferred revenue, net of current portion	14,747	9,683
Long-term liabilities	2,071	—
Deferred taxes	45,203	3,483
Subordinated notes	220,000	220,000

Total liabilities	383,204	278,383

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 90,000,000 shares authorized; 42,426,062 and 38,277,820 shares issued and outstanding at October 31 and January 31, 2004, respectively	42	38
Additional paid-in capital	182,162	78,892
Deferred stock-based compensation	(1,330)	—
Accumulated other comprehensive (loss) income	(1,959)	272
Retained earnings	116,335	116,076

Total stockholders’ equity	295,250	195,278

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$678,454	$473,661

See accompanying notes to condensed consolidated financial statements.

SERENA SOFTWARE, INC.

Condensed Consolidated Statements of Income and Comprehensive Income (Loss)

For the Three Months and Nine Months Ended October 31, 2004 and 2003

(In thousands, except per share data)

(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2004	2003	2004	2003
Revenue:
Software licenses	$22,124	$10,963	$57,379	$31,862
Maintenance	27,623	13,121	68,120	37,481
Professional services	6,894	2,571	16,843	6,593

Total revenue	56,641	26,655	142,342	75,936

Cost of revenue:
Software licenses	930	129	2,280	512
Maintenance	3,145	1,606	7,859	4,715
Professional services	6,002	2,462	15,049	6,506
Amortization of acquired technology	4,037	1,902	10,014	4,611

Total cost of revenue	14,114	6,099	35,202	16,344

Gross profit	42,527	20,556	107,140	59,592

Operating expenses:
Sales and marketing	17,913	7,341	45,402	21,008
Research and development	8,393	3,671	22,217	10,130
General and administrative	5,800	1,881	12,811	5,349
Stock-based compensation	237	—	493	—
Amortization of intangible assets	2,835	762	6,771	1,270
Acquired in-process research and development	—	—	10,400	—
Restructuring, acquisition and other charges	410	—	2,175	—

Total operating expenses	35,588	13,655	100,269	37,757

Operating income	6,939	6,901	6,871	21,835
Interest income	702	677	2,745	2,495
Interest expense	(825)	—	(2,475)	—
Amortization of debt issuance costs	(335)	—	(1,131)	—

Income before income taxes	6,481	7,578	6,010	24,330
Income taxes	2,203	2,728	5,751	8,946

Net income	$4,278	$4,850	$259	$15,384

Comprehensive income (loss):
Net income	$4,278	$4,850	$259	$15,384
Other comprehensive (loss):
Foreign currency translation adjustment	(36)	(59)	(193)	(14)
Unrealized gain (loss) on marketable securities	18	(44)	(366)	(561)

Other comprehensive (loss)	(18)	(103)	(559)	(575)

Total comprehensive income (loss)	$4,260	$4,747	$(300)	$14,809

Net income per share:
Basic	$0.10	$0.12	$0.01	$0.38

Diluted	$0.10	$0.12	$0.01	$0.38

Weighted average shares used in per share calculations:
Basic	43,109	39,545	41,979	40,032

Diluted	43,519	40,173	42,616	40,706

See accompanying notes to condensed consolidated financial statements.

SERENA SOFTWARE, INC.

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended October 31, 2004 and 2003

(In thousands)

(Unaudited)

	Nine Months Ended October 31,
	2004	2003
Cash flows from operating activities:
Net income	$259	$15,384
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,931	1,170
Provision for doubtful accounts	1,200	254
Accrued interest on pledged securities	(120)	—
Accrued interest income, net of cash received	209	—
Accrued interest on notes receivable from stockholders, net of cash received	—	1,281
Accrued interest expense on subordinated notes	2,475	—
Amortization of debt issuance costs	1,131	—
Amortization of deferred stock-based compensation	493	—
Amortization of acquired technology	10,014	4,611
Amortization of intangible assets	6,771	1,270
Acquired in-process research and development	10,400	—
Changes in operating assets and liabilities:
Accounts receivable	(6,023)	2,526
Prepaid expenses and other assets	397	(32)
Accounts payable	(730)	594
Income taxes payable	(8,112)	(3,935)
Accrued expenses	9,454	(2,246)
Deferred revenue	524	(1,161)

Net cash provided by operating activities	30,273	19,716

Cash flows provided by investing activities:
Purchases of property and equipment	(1,189)	(843)
Sales of short-term and long-term investments	66,764	27,340
Cash paid in acquisition of TeamShare, Inc., net of cash received	—	(19,425)
Cash paid in acquisition of Merant Plc, net of cash received	(169,749)	—
Acquisition related costs paid	(27,651)	—
Cash paid in acquisition of selected net assets of Integrated Chipware, Inc.	(3,780)	—

Net cash (used in) provided by investing activities	(135,605)	7,072

Cash flows from financing activities:
Exercise of stock options under the employee stock option plan	4,552	4,251
Sale of common stock under the employee stock purchase plan	1,644	779
Payment of principal on notes receivable from stockholders	—	6,026
Common stock repurchased under the stock repurchase plan	(30,603)	(37,935)

Net cash used in financing activities	(24,407)	(26,879)

Effect of exchange rate changes on cash	(1,048)	(14)

Net decrease in cash and cash equivalents	(130,787)	(105)
Cash and cash equivalents at beginning of period	257,281	105,402

Cash and cash equivalents at end of period	$126,494	$105,297

Supplemental disclosures of cash flow information:
Income taxes paid	$10,779	$13,199

Non-cash investing and financing activity:
Unrealized loss on marketable securities	$(366)	$(561)

Common stock issued in the acquisition of Merant Plc., including estimated fair value of options assumed	$127,683	$—

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

Reclassifications

Certain reclassifications have been made to the January 31, 2004 balances and the balances for the three months and nine months ended October 31, 2003 in order to conform to the October 31, 2004 presentations.

(1)    Acquisition of Merant Plc.

On March 3, 2004, the Company’s Board of Directors, together with the Board of Directors of Merant Plc, (“Merant”), a leading provider of software and services for managing code, content and other business-critical assets, announced that they had reached agreement on the terms of a recommended cash and share offer (the “Offer”) to be made by the Company and by Lehman Brothers on its behalf (outside of the United States) for the entire issued and to be issued share capital of Merant, including Merant shares represented by Merant American Depository Shares (“ADSs”). The Offer was made on March 18, 2004.

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

On April 23, 2004, valid acceptances of the Offer had been received in respect of a total of approximately 85.7 million Merant shares (including valid acceptances in respect to Merant ADSs), representing approximately 79.3% of the issued share capital of Merant. Accordingly, all conditions related to the Offer were deemed to have been satisfied or waived as of April 23, 2004 and the Offer was declared unconditional in all respects. By April 29, 2004, acceptances in respect of more than 90% of the issued share capital had been received, as a result of which the Company was entitled to acquire any outstanding Merant shares and Merant ADSs through compulsory acquisition procedures under UK law. Such procedures were substantially completed on or about June 30, 2004. The acquisition was accounted for using the purchase method of accounting, and accordingly, the results of operations of Merant have been included in the Company’s consolidated financial statements from April 23, 2004.

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The Company’s acquisition of Merant has created the second largest provider of ECM software solutions from the mainframe to the Web, serving the complex change management needs of at least 49 of the Fortune 50 largest companies worldwide, with a resulting combined installed base of over 15,000 customers. The primary reasons for the acquisition were that this larger installed base would provide the combined companies with distribution leverage to cross sell products, expansion opportunities into new geographies, new opportunities in channel development and a profitable and steady maintenance stream.

Upon completion of the compulsory acquisition procedure, the Company acquired 100% of Merant’s outstanding common stock and thereby acquired all of its assets and assumed all of its liabilities. The total purchase price was $418.7 million and consisted of a combination of cash and stock as follows (in thousands):

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

Acquired technology, consisting of current completed technologies at the date of acquisition and valued on the premise of fair market value in continued use under the discounted cash flow approach, is amortized on a straight-line basis over a six-year period, the period of time the Company estimates as its economic useful life. Pre-existing non-compete agreements maintained by Merant with nine key employees were transferred to SERENA by way of the acquisition and were valued based on the estimated amount of business that might be lost if these nine key employees were competing against the Company and are being amortized on a straight-line basis over a five-year period. Maintenance service contracts, consisting of existing annual renewable maintenance contracts at the date of acquisition are valued on the premise of fair market value of the total future cash flows that would be generated from the renewal of such contracts under the discounted cash flow approach and are amortized on a straight-line basis over a seven-year period. Trademark/Trade name portfolio, consisting of four existing trademarks at the date of acquisition, “Merant”, “Merant Professional”, “Merant Dimensions” and “Merant Collage”, is valued on the premise of fair market value of royalties avoided on developed technology revenues under the discounted cash flow approach and is amortized on a straight-line basis over

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

one-year to three-year periods, the periods of time the Company estimates as its economic useful life. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired and is not subject to amortization but instead will be measured for impairment, at least, annually pursuant to SFAS No. 142.

The fair value of the Company’s common stock issued was determined using an average price of $20.62, which was the average trading price from March 1, 2004 through March 5, 2004, the five trading days surrounding the date the Offer was announced. The fair value of Merant’s stock options assumed was determined using the Black-Scholes option pricing model and the following assumptions: estimated contractual life of 4.5 years, risk-free interest rate of 3.7%, expected volatility of 100% and no expected dividend yield. The fair value of stock options assumed is net of $1.8 million which represents the portion of the intrinsic value of Merant’s unvested options applicable to the remaining vesting period.

With respect to acquired Merant intangibles and as of October 31, 2004, the weighted average remaining amortization period for acquired technology is 66 months, for the trademark/trade name portfolio and non-compete agreements is 18 months, and for customer contracts is 78 months. The total weighted average remaining amortization period for all acquired Merant intangible assets is 66 months. All identified intangible assets will be amortized on a straight-line basis over their estimated useful lives. Amortization of acquired technology and amortization of other intangibles for the current fiscal quarter ended October 31, 2004 was $4.0 million and $2.8 million, respectively, and for the current fiscal nine months ended October 31, 2004 was $10.0 million and $6.8 million, respectively. The estimated total amortization expense for both acquired technologies and other intangible assets associated with Merant is $4.4 million for the remaining three months of fiscal 2005, $17.0 million for fiscal 2006, $16.5 million for fiscal 2007, and $16.2 million for each of fiscal 2008 and fiscal 2009.

In accordance with generally accepted accounting principles of the United States of America, we recorded a deferred tax liability of $41.7 million for the difference between the assigned values and the tax bases of the intellectual property assets acquired in the transaction.

The transaction was accounted for as a purchase and, accordingly, the operating results of Merant have been included in our accompanying condensed consolidated statements of income from April 23, 2004, the date of acquisition. The following unaudited pro forma information presents the combined results of SERENA and Merant as if the acquisition had occurred as of February 1, 2003, the beginning of the first quarter of fiscal 2004, after applying certain adjustments, including adding back the deferred maintenance write-down to fair value, amortization of acquired technology and other intangible assets, amortization of stock-based compensation, amortization of debt issuance costs and interest expense, all net of related tax effects. In-process research and development of $10.4 million has been excluded from the following presentation as it is a non-recurring charge (in thousands, except per share amounts):

	Three Months Ended October 31, 2003	Nine Months Ended October 31, 2003	Nine Months Ended October 31, 2004
Total revenue	$58,796	$170,907	$172,003
Net income	$2,095	$5,623	$9,388
Net income per share (basic)	$0.05	$0.12	$0.20
Net income per share (diluted)	$0.05	$0.12	$0.20

(2)    Acquired In-process Research and Development

As a result of the Company’s acquisition of Merant on April 23, 2004, the Company recorded acquired in-process research and development totaling $10.4 million. In valuing acquired in-process research and

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2004	2003	2004	2003
Net income, as reported	$4,278	$4,850	$259	$15,384
Add: stock-based employee compensation expense included in reported net income, net of tax	156	—	306	—
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(3,052)	(2,205)	(8,882)	(7,546)

Pro forma net income (loss)	$1,382	$2,645	$(8,317)	$7,838

Basic net income (loss) per share:
As reported	$0.10	$0.12	$0.01	$0.38

Pro forma	$0.03	$0.07	$(0.20)	$0.20

Diluted net income (loss) per share:
As reported	$0.10	$0.12	$0.01	$0.38

Pro forma	$0.03	$0.07	$(0.20)	$0.20

For the pro forma amounts determined under SFAS No. 123, as set forth above, the fair value of each stock option grant under the stock option plans and the fair value of the employees’ purchase rights under the employee stock purchase plan (“ESPP”) are estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the three months and nine months ended October 31, 2004 and 2003.

	Stock Option Plans		ESPP		Stock Option Plans		ESPP
	Three Months Ended October 31,				Nine Months Ended October 31,
	2004	2003	2004	2003	2004	2003	2004	2003
Expected life (in years)	4.5	4.5	0.5	0.5	4.5	4.5	0.5	0.5
Risk-free interest rate	3.4%	2.9%	2.4%	1.1%	3.4%	2.9%	2.4%	1.1%
Volatility	89%	101%	46%	49%	89%	101%	46%	49%
Dividend yield	none	none	none	none	none	none	none	none

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

(4)    Net Income Per Share

Basic net income per share is computed using the weighted-average number of shares of common stock outstanding. Diluted net income per share is computed using the weighted-average number of shares of common stock outstanding and, when dilutive, potentially dilutive common shares from restricted stock and options to purchase common stock using the treasury stock method.

The following is a reconciliation of the shares used in the computation of basic and diluted net income per share (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2004	2003	2004	2003
Basic net income per share—weighted average number of common shares outstanding	43,109	39,545	41,979	40,032
Effect of potentially dilutive securities outstanding—stock options	410	628	637	674

Shares used in diluted net income per share computation	43,519	40,173	42,616	40,706

Options to purchase shares of common stock at a share price which is greater than the average closing market price of the shares for the three and nine months are not included in the computation of diluted earnings per share because the effect of their inclusion would be anti-dilutive. For both the three and nine month periods ended October 31, 2004, 3,836,479 options to purchase shares of common stock at an average share price of $21.20 were excluded from the computation of diluted EPS. For both the three and nine month periods ended October 31, 2003, 1,724,562 options to purchase shares of common stock at an average share price of $23.96 were excluded from the computation of diluted EPS.

(5)    Acquisition-Related and Restructuring Charges and Accruals

The Company’s total acquisition-related and restructuring accrual is predominantly associated with the Company’s acquisition of Merant in April 2004, and to a lesser extent, it’s RTM (“Requirements and Traceability Management”) technology acquisition from Integrated Chipware, Inc. in June 2004. With respect to the Company’s acquisition of Merant in April 2004, the Company recorded acquisition-related costs totaling $10.7 million, and employee severance and other restructuring costs totaling $13.4 million accrued through purchase accounting. With respect to the Company’s RTM acquisition from Integrated Chipware, Inc. in June 2004, the Company recorded $0.2 million in legal and other acquisition-related costs. The nature of the acquisition-related and restructuring charges and the amounts paid through and accrued as of October 31, 2004 are summarized as follows (in thousands):

			As of October 31, 2004
	Total	Accrued	Paid	Accrued Balance
Severance, payroll taxes and other employee benefits	$10,071	$—	$(3,627)	$6,444
Legal and other acquisition-related costs	12,717	231	(10,173)	2,775
Facilities closures	1,300	—	(462)	838

Total acquisition-related and restructuring accrual	$24,088	$231	$(14,262)	$10,057

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

Goodwill and other intangible assets consisted of the following (in thousands):

	October 31, 2004	January 31, 2004
Goodwill	$321,389	$40,471

Non-compete agreement	$10,933	$1,633
Acquired technology	86,741	37,476
Customer contracts	49,400	1,800
Trademark / Trade name portfolio	2,600	200
Customer relationships	2,510	2,510

	152,184	43,619
Less: accumulated amortization	37,421	20,632

	$114,763	$22,987

Goodwill and other intangible assets consist of amortized intangible assets and intangible assets no longer subject to amortization under SFAS No. 142 as follows (in thousands):

	As of October 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Non-compete agreements	$10,933	$(2,398)	$8,535
Acquired technology	86,741	(27,670)	59,071
Customer contracts	49,400	(5,330)	44,070
Trademark / Trade name portfolio	2,600	(838)	1,762
Customer relationships	2,510	(1,185)	1,325

Total	$152,184	$(37,421)	$114,763

Aggregate amortization expense:
For the remaining three months of year ended January 31, 2005			$6,873
Estimated amortization expense:
For year ended January 31, 2006			26,195
For year ended January 31, 2007			22,354
For year ended January 31, 2008			18,358
For year ended January 31, 2009			16,160
For year ended January 31, 2010			14,729
Thereafter			10,094

Total			$114,763

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

As of October 31, 2004, the weighted average remaining amortization period for acquired technology is 47 months; trademark/trade name portfolio and customer relationships is 18 months; non-compete agreements is 17 months; and customer contracts is 75 months. The total weighted average remaining amortization period for all identifiable intangible assets is 53 months. The aggregate amortization expense of acquired technology and other intangible assets was $6.9 million and $2.7 million in the three months ended October 31, 2004 and 2003, respectively. For the nine month periods ended October 31, 2004 and 2003, the aggregate amortization expense of acquired technology and other intangible assets was $16.8 million and $5.9 million, respectively. There were no impairment charges in the three or nine month periods ended October 31, 2004 and 2003.

The change in the carrying amount of goodwill for the nine months ended October 31, 2004 is as follows (in thousands):

Balance as of January 31, 2004	$40,471
Activity during the year:
Merant goodwill acquired	280,918
Impairment losses recognized	—

Balance as of October 31, 2004	$321,389

(7)    RTM Acquisition from Integrated Chipware, Inc.

In June 2004, the Company acquired the technology, assets, associated expertise and customer base for Integrated Chipware’s RTM product, one of the industry’s leading requirements management solutions for $3.8 million. In connection with the acquisition, which has been accounted for as an acquisition of a business, the Company has capitalized $4.3 million of acquired technology associated with the RTM product and has recorded an accrual of $0.2 million for restructuring and acquisition-related charges. There was no goodwill recorded in the business acquisition. The acquired technology will be amortized over its economic useful life of three years. Also in connection with the acquisition, the Company acquired certain selected assets and assumed certain liabilities including selected trade receivables and deferred maintenance contracts; all of which have been recorded at their fair values.

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

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

In September 2004, the EITF reached a consensus on EITF Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share.” In accordance with EITF Issue No. 04-8, potential shares issuable under contingently convertible securities with a market price trigger should be accounted for the same way as other convertible securities and included in the diluted earnings per share computation, regardless of whether the market price trigger has been met. EITF Issue No. 04-8 is effective for periods ending after December 15, 2004 and would be applied by retroactively restating previously reported diluted earnings per share. Upon our adoption of EITF Issue No. 04-8 in the fourth quarter of fiscal 2005, 9,912,694 shares issuable from the conversion of our 1 1/2% Convertible Subordinated Notes due on December 15, 2023 (the “Notes”) will be included in the diluted earnings per share computation, unless these shares are deemed to be anti-dilutive. See Note 9 to the condensed consolidated financial statements for additional information regarding our subordinated notes.

(9) 1 1/2% Convertible Subordinated Notes Due December 15, 2023

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

At October 31, 2004, the Company had convertible subordinated notes outstanding totaling $220 million. The Notes bear interest at 1.5% per annum and are due in 2023. Accrued and unpaid interest on the Notes totaled $1.2 million as of October 31, 2004 with restricted cash balances on hand totaling $8.1 million to cover the remaining five semi-annual interest payments.

In connection with the Notes, the Company recorded in the fourth quarter of fiscal 2004 $6.7 million in debt issuance costs, which is being amortized over 5 years, the term of the initial put option by the Note holders. Under the put option, the note holders may require the Company to purchase for cash all or a portion of the option holder’s notes on December 15, 2008, December 15, 2013 or December 15, 2018 at a purchase price equal to 100% of the principal amount of the notes being purchased, plus accrued and unpaid interest to, but excluding, the purchase date. As of October 31, 2004, the Company had approximately $5.5 million in debt issuance costs remaining and had amortized approximately $1.2 million through the third fiscal quarter ended October 31, 2004. Amortization of debt issuance costs will be $1.34 million annually going forward through December 15, 2008, when the initial put option expires, or earlier, upon conversion of the notes.

(10)    Stock Repurchase Programs and Repurchase of Common Stock

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

In August 2004, the Board of Directors authorized the repurchase of up to 2.0 million shares of the Company’s Common Stock from time to time in the open market or in privately negotiated block transactions. The Company will utilize any reacquired shares under this program for reissuance in connection with employee stock programs and general corporate purposes. Under this program, the Company repurchased in aggregate a total of 1,608,000 shares of its common stock for cash at an average price of $16.40 per share.

In November 2004, the Board of Directors authorized the repurchase of up to 1.4 million shares of the Company’s Common Stock from time to time in the open market or in privately negotiated block transactions. The Company will utilize any reacquired shares under this program for reissuance in connection with employee stock programs and general corporate purposes. The timing and size of any future stock repurchases are subject to market conditions, stock prices, our cash position and other requirements going forward.

A summary of the Company’s repurchases in fiscal 2005 is as follows:

Month	Repurchased Shares	Average Price Per Share
June 2004	82,500	$18.89
July 2004	140,000	$19.05
August 2004	409,000	$15.76
September 2004	1,124,000	$16.49
October 2004	75,000	$17.87

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements under the Private Securities Litigation Reform Act of 1995. Certain statements under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report are “forward-looking statements.” These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements contained in this report that are not historical facts. When used in this report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors discussed under “Factors That May Affect Future Results” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report. Factors that could cause or contribute to such differences include but are not limited to, our ability to successfully integrate our recent acquisition of Merant plc; the percentage of license revenue typically closed at the end of each quarter, making estimation of operating results prior to the end of the quarter extremely uncertain; weak economic conditions worldwide which may continue to affect the overall demand for software and services, which has resulted in and could continue to result in decreased revenues or lower revenue growth rates; changes in revenue mix and seasonality; dependence on revenues from our installed base; continued demand for additional mainframe MIPS capacity; our ability to complete the assessment of internal controls over financial reporting as of January 31, 2005, as required by Section 404 of the Sarbanes-Oxley Act, which may impact the reliability of our internal controls over financial reporting and thus adversely affect the market price of our common stock; expansion of our international organizations; and our ability to manage our growth. We assume no obligation to update the forward-looking information contained in this report. It is important that the discussion below be read together with the attached condensed consolidated financial statements and notes thereto, with the discussion of such risks and uncertainties and with the audited financial statements and notes thereto, and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Factors Affecting Future Results” contained in the Company’s Form 10-K for fiscal 2004.

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

The Company’s acquisition of Merant has created the second largest provider of ECM software solutions from the mainframe to the Web, serving the complex change management needs of at least 49 of the fortune 50 largest companies worldwide, with a resulting combined installed base of over 15,000 customers. The Company believes that this installed base will provide the combined companies with distribution leverage to cross sell products, expand into new geographies, create new opportunities in channel development and generate a profitable and steady maintenance stream.

In June 2004, the Company acquired the technology, assets, associated expertise and customer base for Integrated Chipware’s RTM product, one of the industry’s leading requirements management solutions for $3.8 million. In connection with the acquisition, which has been accounted for as an acquisition of a business, the Company has capitalized $4.3 million of acquired technology associated with the RTM product and has recorded an accrual of $0.2 million for restructuring and acquisition-related charges. There was no goodwill recorded in the business acquisition. The acquired technology will be amortized over its economic useful life of three years. Also in connection with the acquisition, the Company acquired certain selected assets and assumed certain liabilities including selected trade receivables and deferred maintenance contracts; all of which have been recorded at their fair realizable values.

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

In the current fiscal quarter and fiscal nine months ended October 31, 2004, SERENA experienced increases in total revenues of 112% and 87%, respectively, as total revenues for the quarter and nine months were $56.6 million and $142.3 million, respectively, versus $26.7 million and $75.9 million in the same quarter and nine month periods from a year ago. The increases were primarily the result of the Company’s acquisition of Merant in April 2004, and to a lesser extent, its acquisition of TeamShare in June 2003.

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

The Company sells its products to its end users and distributors under license agreements or purchase orders. Each new mainframe license includes maintenance, which includes the right to receive telephone support,

“bug fixes” and unspecified upgrades and enhancements, for a specified duration of time, usually one year. The fee associated with such agreements is allocated between software license revenue and maintenance revenue based on the residual method. Software license revenue from these agreements or purchase orders is recognized upon receipt and acceptance of a signed contract or purchase order and delivery of the software, provided the related fee is fixed and determinable, collectibility of the revenue is probable and the arrangement does not involve significant customization of the software. If an acceptance period is required, revenue is recognized upon the earlier of customer acceptance or the expiration of the acceptance period, as defined in the applicable software license agreement.

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

Impairment or Disposal of Long-Lived Assets.    In accordance with SFAS No. 144, long-lived assets, such as property, plant and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and would be no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

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

In September 2004, the EITF reached a consensus on EITF Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share.” In accordance with EITF Issue No. 04-8, potential shares issuable under contingently convertible securities with a market price trigger should be accounted for the same way as other convertible securities and included in the diluted earnings per share computation, regardless of whether the market price trigger has been met. EITF Issue No. 04-8 is effective for periods ending after December 15, 2004 and would be applied by retrospectively restating previously reported diluted earnings per share. Upon our adoption of EITF Issue No. 04-8 in the fourth quarter of fiscal 2005, 9,912,694 shares issuable from the conversion of our 1 1/2% Convertible Subordinated Notes due on December 15, 2023 will be included in the diluted earnings per share computation, unless these shares are deemed to be anti-dilutive. See Note 9 to the condensed consolidated financial statements for additional information regarding our subordinated notes.

Results of Operations

References to the dollar and percentage increases or decreases set forth below in this discussion and analysis of SERENA’s results of operations are derived from comparisons between SERENA’s condensed consolidated statements of income and comprehensive income (loss) for the three and nine month periods ended October 31, 2004 to the condensed consolidated statements of income and comprehensive income (loss) for the three and nine month periods ended October 31, 2003. Historical results include the post-acquisition results of TeamShare from June 5, 2003 and Merant from April 23, 2004.

The following table sets forth our results of operations expressed as a percentage of total revenue. These operating results for the periods presented are not necessarily indicative of the results for the full fiscal year or any other period.

	Percentage of Revenue Three Months Ended October 31,		Percentage of Revenue Nine Months Ended October 31,
	2004	2003	2004	2003
Revenue:
Software licenses	39%	41%	40%	42%
Maintenance	49%	49%	48%	49%
Professional services	12%	10%	12%	9%

Total revenue	100%	100%	100%	100%

Cost of revenue:
Software licenses	2%	1%	2%	1%
Maintenance	5%	6%	5%	6%
Professional services	11%	9%	11%	9%
Amortization of acquired technology	7%	7%	7%	6%

Total cost of revenue	25%	23%	25%	22%

Gross profit	75%	77%	75%	78%

Operating expenses:
Sales and marketing	32%	27%	32%	28%
Research and development	15%	14%	16%	13%
General and administrative	10%	7%	9%	7%
Stock-based compensation	—	—	—	—
Amortization of intangible assets	5%	3%	5%	1%
Acquired in-process research and development	—	—	7%	—
Restructuring, acquisition and other charges	1%	—	1%	—

Total operating expenses	63%	51%	70%	49%

Operating income	12%	26%	5%	29%
Interest income	1%	2%	2%	3%
Interest expense	(1)%	—	(2)%	—
Amortization of debt issuance costs	—	—	(1)%	—

Income before income taxes	12%	28%	4%	32%
Income taxes	4%	10%	4%	12%

Net income	8%	18%	0%	20%

Revenue

We derive revenue from software licenses, maintenance and professional services. Our total revenue increased $30.0 million, or 112%, to $56.6 million in the fiscal quarter ended October 31, 2004 from $26.6 million in the same quarter a year ago. For the nine months ended October 31, 2004, total revenue increased $66.4 million, or 87%, to $142.3 million from $75.9 million in the same nine month period year ago. International sales represented approximately 33% of our total revenue in the fiscal quarter ended October 31, 2004, as compared to 20% in the same quarter a year ago. No single customer accounted for 10% or more of total revenue in either the fiscal quarter and fiscal nine months ended October 31, 2004, or the same quarter and nine months a year ago.

The following table summarizes software licenses, maintenance and professional services revenues for the periods indicated (in thousands, except percentages):

	Three Months Ended October 31,				Nine Months Ended October 31,
			Increase (Decrease)				Increase (Decrease)
	2004	2003	In Dollars	In %	2004	2003	In Dollars	In %
Revenue:
Software licenses	$22,124	$10,963	$11,161	102%	$57,379	$31,862	$25,517	80%
Maintenance	27,623	13,121	14,502	111%	68,120	37,481	30,639	82%
Professional services	6,894	2,571	4,323	168%	16,843	6,593	10,250	155%

Total revenue	$56,641	$26,655	$29,986	112%	$142,342	$75,936	$66,406	87%

Software Licenses.    Software licenses revenue as a percentage of total revenue was 39% and 40% in the fiscal quarter and fiscal nine months ended October 31, 2004, respectively, as compared to 41% and 42% in the same quarter and nine months a year ago. For the current fiscal quarter, when compared to the same quarter a year ago, the increase in total software licenses revenue is predominantly due to increases in our distributed systems license revenue, for the most part coming from sales of Merant products after the Merant acquisition late in the first fiscal quarter ended April 30, 2004 and, to a lesser extent, sales of the acquired TeamTrack product. For the current fiscal nine months, when compared to the same nine months a year ago, the increase in total software licenses revenue is predominantly due to increases in our distributed systems license revenue, for the most part coming from sales of Merant products after the Merant acquisition late in the first fiscal quarter ended April 30, 2004 and, to a lesser extent, sales of TeamTrack coming from our TeamShare acquisition in the second quarter of fiscal 2004. Sales of our distributed systems products, predominantly ChangeMan DS prior to fiscal 2004, both ChangeMan DS and TeamTrack beginning in fiscal 2004 and ChangeMan DS, TeamTrack and our newly acquired product line from Merant beginning in the first quarter of fiscal 2005, make up an increasing proportion of total software licenses revenue. Distributed systems products accounted for $12.2 million or 55% and $34.2 million or 60% of total software licenses revenue in the current fiscal quarter and fiscal nine months ended October 31, 2004, respectively, as compared to $4.0 million or 36% and $10.0 million or 31% in the same quarter and nine months a year ago. The Company expects that its distributed systems revenues in total and as a percentage of software licenses revenue will increase over time, and that core software change management will continue to account for a substantial portion of software licenses revenue in the future.

Maintenance.    Maintenance revenue as a percentage of total revenue was 49% and 48% in the fiscal quarter and fiscal nine months ended October 31, 2004, respectively, as compared to 49% in both the same quarter and nine months a year ago. For the fiscal quarter and nine months ended October 31, 2004, when compared to the same periods a year ago, the increase in maintenance revenue is predominantly due to the Company’s acquisition of Merant late in the first fiscal quarter ended April 30, 2004, and to a lesser extent, growth in installed software licenses base, as new licenses generally include one year of maintenance, renewals of maintenance agreements by existing customers, and maintenance price increases; all partially offset by some cancellations in Comparex maintenance contracts particularly beginning in fiscal 2002 when the general weakening of the economy in the U.S. and abroad caused some customers to reevaluate and restrict IT spending. Accordingly, we expect maintenance revenue to grow in absolute dollars in the near term as maintenance contracts renew.

Professional Services.    Professional services revenue as a percentage of total revenue was 12% in both the fiscal quarter and fiscal nine months ended October 31, 2004, as compared to 10% and 9% in the same quarter and nine months, respectively, a year ago. For both the quarter and nine months, the dollar increase is predominantly due to an improvement in our consulting business, which began in the second quarter of fiscal 2004 fueled in part by a few large engagements and the acquisition of Merant. In general, professional services revenue is attributable to consulting opportunities resulting from our installed customer base and our expanded consulting service capabilities, all partially offset by the continued weak U.S. economy, price pressures on consulting rates, and the deferral of existing consulting projects.

Cost of Revenue

Cost of revenue, which consists of cost of software licenses, cost of maintenance, cost of professional services and amortization of acquired technology, was 25% of total revenue in both the fiscal quarter and fiscal nine months ended October 31, 2004, as compared to 23% and 22% in the same quarter and nine months, respectively, a year ago.

The following table summarizes cost of revenue for the periods indicated (in thousands, except percentages):

	Three Months Ended October 31,				Nine Months Ended October 31,
			Increase (Decrease)				Increase (Decrease)
	2004	2003	In Dollars	In %	2004	2003	In Dollars	In %
Cost of revenue:
Software licenses	$930	$129	$801	621%	$2,280	$512	$1,768	345%
Maintenance	3,145	1,606	1,539	96%	7,859	4,715	3,144	67%
Professional services	6,002	2,462	3,940	144%	15,049	6,506	8,543	131%
Amortization of acquired technology	4,037	1,902	2,135	112%	10,014	4,611	5,403	117%

Total cost of revenue	$14,114	$6,099	$8,015	131%	$35,202	$16,344	$18,858	115%

Percentage of total revenue	25%	23%			25%	22%

Software Licenses.    Cost of software licenses consists principally of fees associated with our StarTool FDM products through the second quarter of fiscal 2004 and, to a lesser extent, salaries, bonuses and other costs associated with our product release organization, and fees associated with integrating third party technology into our ChangeMan DS distributed systems products and our newly acquired Merant distributed systems products. Cost of software licenses as a percentage of total software licenses revenue was 4% in both the fiscal quarter and fiscal nine months ended October 31, 2004, as compared to 1% and 2% in the same quarter and nine months, respectively, a year ago. The increase in absolute dollars and as a percentage of total software licenses revenue is primarily due to increases in fees associated with sales of Merant products beginning with the acquisition of Merant late in the first fiscal quarter ended April 30, 2004; offset by decreases in fees associated with our StarTool FDM product as a result of lower revenues, and particularly, the elimination of such fees beginning in the third quarter of fiscal 2004.

Maintenance.    Cost of maintenance consists primarily of salaries, bonuses and other costs associated with our customer support organizations. Cost of maintenance as a percentage of total maintenance revenue was 11% and 12% in the fiscal quarter and fiscal nine months ended October 31, 2004, respectively, as compared to 12% and 13% in the same quarter and nine months a year ago. In absolute dollar terms, the increase in cost of maintenance for both the quarter and nine months is primarily attributable to increases in expenses associated with our customer support organizations as a result of the growth in both maintenance revenue and our installed customer base with our acquisition of Merant late in the first fiscal quarter, and to a lesser extent, the increase in our installed customer base resulting from the RTM technology acquisition in the second quarter of fiscal 2005. As a percentage of total maintenance revenue, the margin improvement in the quarter and nine months reflects economies of scale achieved as the rate of growth in maintenance revenue was greater than the rate of growth in costs associated with our customer support organizations.

Professional Services.    Cost of professional services consists of salaries, bonuses and other costs associated with supporting our professional services organization. Cost of professional services as a percentage of total professional services revenue was 87% and 89% in the fiscal quarter and fiscal nine months ended October 31, 2004, respectively, as compared to 96% and 99% in the same quarter and nine months a year ago. For both the current quarter and nine months, the increase in cost of professional services in absolute dollars is predominantly due to increases in expenses associated with our professional services organization to support higher professional services revenue, for the most part fueled by increases in fees associated with Merant services beginning with the acquisition of Merant late in the first fiscal quarter ended April 30, 2004, and increases in third party contractor costs. As a percentage of total professional services revenue, the margin improvement in both the quarter and nine months reflects the higher revenues, as a result of the overall improvement in our consulting business, and economies of scale achieved as the rate of growth in professional services revenue was greater than the rate of growth in costs associated with our professional services organizations.

Amortization of Acquired Technology.    In connection with various prior acquisitions and most recently TeamShare in June 2003, Merant in April 2004 and the RTM technology in June 2004, the Company has recorded $86.7 million in acquired technologies, offset by amortization totaling $27.7 million as of October 31, 2004. For both the quarter and nine months, the increase in amortization expense was predominantly due to the acquired technology recorded in connection with the Company’s acquisition of Merant in April 2004, and to a lesser extent, the acquired technology recorded in connection with the Company’s acquisitions of TeamShare in June 2003 and the RTM product in June 2004. The Company expects to record $4.0 million per quarter in amortization expense over the next two quarters, then between $3.9 million and $3.0 million per quarter over the next eight quarters following thereon through the end of the first quarter of fiscal 2008. See Notes 1, 6 and 7 of Notes to Condensed Consolidated Financial Statements for additional information related to amortization of acquired technology and the acquisitions of Merant and the RTM technology from Integrated Chipware.

Operating Expenses

The following table summarizes operating expenses for the periods indicated (in thousands, except percentages):

	Three Months Ended October 31,				Nine Months Ended October 31,
	2004	2003	Increase (Decrease)		2004	2003	Increase (Decrease)
			In Dollars	In %			In Dollars	In %
Operating expenses:
Sales and marketing	$17,913	$7,341	$10,572	144%	$45,402	$21,008	$24,394	116%
Research and development	8,393	3,671	4,722	129%	22,217	10,130	12,087	119%
General and administrative	5,800	1,881	3,919	208%	12,811	5,349	7,462	140%
Stock-based compensation	237	—	237	(*)	493	—	493	(*)
Amortization of intangible assets	2,835	762	2,073	272%	6,771	1,270	5,501	433%
Acquired in-process R&D	—	—	—	—	10,400	—	10,400	(*)
Restructuring, acquisition & other charges	410	—	410	(*)	2,175	—	2,175	(*)

Total operating expenses	$35,588	$13,655	$21,933	160%	$100,269	$37,757	$62,512	166%

Percentage of total revenue	63%	51%			70%	49%

(*)	Percentage is not meaningful.

Sales and Marketing.    Sales and marketing expenses consist primarily of salaries, commissions and bonuses, payroll taxes, and employee benefits as well as travel, entertainment and marketing expenses. Sales and marketing expenses as a percentage of total revenue were 32% in both the fiscal quarter and fiscal nine months ended October 31, 2004, as compared to 27% and 28% in the same quarter and nine months, respectively, a year ago. For both the quarter and nine months, the percentage and absolute dollar increases are due primarily to the expansion of our direct sales and marketing organizations to support license revenue growth, salary, benefits and other employee related cost increases associated with our Merant acquisition in the first quarter of fiscal 2005, and to a lesser extent, our TeamShare acquisition in the second quarter of fiscal 2004. In absolute dollar terms, we expect sales and marketing expenses to increase as we continue to hire additional sales and marketing personnel, market our distributed systems products and undertake additional marketing programs.

Research and Development.    Research and development expenses consist primarily of salaries, bonuses, payroll taxes, and employee benefits and costs attributable to research and development activities. Research and development expenses as a percentage of total revenue were 15% and 16% in the fiscal quarter and fiscal nine months ended October 31, 2004, respectively, as compared to 14% and 13% in the same quarter and nine months a year ago. For both the quarter and nine months, the increase in research and development expenses in both absolute dollars and as a percentage of total revenue is primarily attributable to salary, benefits and other employee related cost increases as a result of our acquisition of Merant in the first quarter of fiscal 2005, and to a lesser extent, our acquisition of Teamshare in the second quarter of fiscal 2004, and continued expansion of our research and development efforts to enhance existing products and develop our distributed systems products. We expect research and development expenses to increase, both in absolute dollar terms and as a percentage of total revenue, as we continue to hire additional research and development personnel primarily to develop our distributed systems product suite.

General and Administrative.    General and administrative expenses consist primarily of salaries, bonuses, payroll taxes, and benefits and certain non-allocable administrative costs, including legal and accounting fees and bad debts. General and administrative expenses as a percentage of total revenue were 10% and 9% in the fiscal quarter and fiscal nine months ended October 31, 2004, as compared to 7% in both the same quarter and nine months a year ago. For both the quarter and nine months, the increase in general and administrative expenses in both absolute dollars and as a percentage of total revenue is primarily due to our Merant acquisition late in the first fiscal quarter ended April 30, 2004, and increased costs associated with the Company’s Sarbanes-Oxley compliance activities. We expect general and administrative expenses to increase in absolute dollar terms as we expand our infrastructure and our operations in the future.

Stock-Based Compensation.    In connection with the Company’s acquisition of Merant late in the first fiscal quarter ended April 30, 2004, the Company recorded $1.8 million in deferred stock-based compensation reflecting the intrinsic value of the stock options assumed in the acquisition. The deferred stock-based compensation is being amortized over four years under an accelerated method whereby approximately $0.9 million, $0.5 million, $0.3 million and $0.1 million will be amortized to expense in the first, second, third and fourth years, respectively. As of October 31, 2004, the Company has amortized $0.5 million in deferred stock-based compensation and has $1.3 million remaining to be amortized.

Amortization of Intangible Assets.    In connection with various prior acquisitions, most recently TeamShare in June 2003 and Merant in April 2004, the Company has recorded $65.4 million in identifiable intangible assets, offset by amortization totaling $9.5 million as of October 31, 2004. Amortization expense in the current fiscal quarter and fiscal nine months is almost exclusively due to the Merant acquisition in the first quarter of fiscal 2005, which added $59.3 million in amortizable intangible assets and, to a lesser extent, the TeamShare acquisition in the second quarter of fiscal 2004, which added $5.2 million in amortizable intangible assets, Amortization of intangible assets will be approximately $2.8 million per quarter over the next two quarters, $2.6 million per quarter over the following four quarters thereafter, and $2.2 million per quarter thereafter through the end of fiscal 2009. See Notes 1 and 6 of Notes to Condensed Consolidated Financial Statements for additional information related to amortization of intangible assets and the Merant acquisition.

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

Restructuring, acquisition and other charges.    In connection with the Company’s acquisition of Merant in April 2004, the Company has incurred and expects to continue to incur restructuring, acquisition and other charges related to the acquisition that are not part of the Company’s ongoing operations. Such charges have included and will include certain employee payroll, severance and other employee related costs associated with transitional activities that are not part of ongoing operations, and travel and other direct costs associated with integrating the two companies. The Company incurred $0.4 million of these charges in the fiscal quarter ended October 31, 2004, and expects that similar charges will be incurred going forward.

Interest Income, Interest Expense and Amortization of Debt Issuance Costs

The following table summarizes other (expense) income for the periods indicated (in thousands, except percentages):

	Three Months Ended October 31,				Nine Months Ended October 31,
			Increase (Decrease)				Increase (Decrease)
	2004	2003	In Dollars	In %	2004	2003	In Dollars	In %
Other (expense) income
Interest income	$702	$677	$25	4%	$2,745	$2,495	$250	10%
Interest expense	(825)	—	(825)	(*)	(2,475)	—	(2,475)	(*)
Amortization of debt issuance costs	(335)	—	(335)	(*)	(1,131)	—	(1,131)	(*)

Total other (expense) income	$(458)	$677	$(1,135)	(168)%	$(861)	$2,495	$(3,356)	(135)%

Percentage of total revenue	0%	2%			(1)%	3%

(*)	Percentage is not meaningful.

Interest Income.    For the fiscal quarter ended October 31, 2004, when compared to the same quarter a year ago, the dollar increase in interest income is predominantly due to increases in balances on interest-bearing accounts, such as cash and cash equivalents, and both short and long-term investments, resulting from our debt offering in December 2003, in which the Company raised approximately $213.3 million, net of costs, and to a lesser extent, the accumulation of earnings; all partially offset by decreases in balances on interest-bearing accounts, such as cash and cash equivalents, and both short and long-term investments, resulting from our acquisition of Merant in which the Company paid approximately $267 million, in the second fiscal quarter ended July 31, 2004 for the acquisition itself and an additional $24 million in acquisition related costs, and to a lesser extent, decreases in cash balances of $47.4 million due to the Company’s stock repurchase program implemented in the fourth quarter of fiscal 2004 and second and third quarters of fiscal 2005. For the nine months ended October 31, 2004, when compared to the same nine months a year ago, the dollar increase is predominantly due increases in balances on interest-bearing accounts, such as cash and cash equivalents, and both short and long-term investments, resulting from our debt offering in December 2003, and to a lesser extent, the accumulation of earnings: all partially offset by decreases in balances on interest-bearing accounts, such as cash and cash equivalents, and both short and long-term investments, resulting from the TeamShare and Merant acquisitions, and to a lesser extent, reduced market interest rates and decreases in cash balances due to the Company’s stock repurchase program.

Interest Expense.    The Company records interest expense in connection with the Company’s subordinated notes.

On December 15, 2003, the Company issued 1.5% Convertible Subordinated Notes due 2023 (the “notes”) in a private placement. The Company will pay interest on the notes on June 15 and December 15 of each year. The first interest payment was made on June 15, 2004. Under certain conditions, the notes are convertible into shares of the Company’s common stock at an initial conversion rate of 45.0577 shares per $1,000 principal (representing an initial conversion price of approximately $22.194 per share), subject to certain adjustments. Upon conversion of 100% of the notes, the Company’s common stock issued would be 9,912,694.

The Company has pledged a portfolio of U.S. government securities to secure the first six scheduled interest payments on the notes. Accordingly, as of October 31, 2004, the Company has approximately $8.1 million in restricted cash against this pledge. Other than this pledge of U.S. government securities, the notes are subordinated unsecured obligations and rank junior in right of payment to the Company’s existing and future senior indebtedness and structurally subordinated to all indebtedness and other liabilities of the Company’s subsidiaries. The notes are not listed on any securities exchange.

In September 2004, the EITF reached a consensus on EITF Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share.” In accordance with EITF Issue No. 04-8, potential shares issuable under contingently convertible securities with a market price trigger should be accounted for the same way as other convertible securities and included in the diluted earnings per share computation, regardless of whether the market price trigger has been met. EITF Issue No. 04-8 is effective for periods ending after December 15, 2004 and would be applied by retrospectively restating previously reported diluted earnings per share. Upon our adoption of EITF Issue No. 04-8 in the fourth quarter of fiscal 2005, 9,912,694 shares issuable from the conversion of our 1 1/2% Convertible Subordinated Notes due on December 15, 2023 (the “Notes”) will be included in the diluted earnings per share computation, unless these shares are deemed to be anti-dilutive. See Note 9 to the condensed consolidated financial statements for additional information regarding our subordinated notes.

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

Income Taxes

Income Taxes.    Income taxes were $2.2 million and $5.8 million in the fiscal quarter and fiscal nine months ended October 31, 2004, respectively, as compared to $2.7 million and $8.9 million in the same quarter and nine months a year ago. The Company’s projected effective income tax rate for fiscal 2005 is 59%, and excluding the impact of the one-time in-process research and development charge of $10.4 million taken in the first fiscal quarter ended April 30, 2004 would have been 38%, versus 37% for fiscal 2004. The effective income tax rate in the third fiscal quarter was reduced to 34% as a result of the research and experimentation tax credit extension legislated in the fiscal quarter and applied retroactively. SERENA’s effective income tax rate has historically benefited from the United States research and experimentation tax credit and tax benefits generated from export sales made from the United States.

Liquidity and Capital Resources

Cash, cash equivalents and investments.    Since SERENA’s inception, we have financed our operations and met our capital expenditure requirements through cash flows from operations. As of October 31, 2004 and excluding the $8.1 million in restricted cash, SERENA had $126.5 million in cash and cash equivalents, and an additional $32.6 million and $10.2 million in short and long-term investments, respectively, consisting principally of high grade commercial paper, certificates of deposit and short and long-term corporate notes and bonds. A portion of our cash and cash equivalents is the proceeds from our debt offering in December 2003.

Net cash provided by operating activities.    Cash flows provided by operating activities were $30.3 million and $19.7 million in the fiscal nine months ended October 31, 2004 and the same nine months a year ago, respectively. In the fiscal nine months ended October 31, 2004, the Company’s cash flows provided by operating activities exceeded net income principally due to the inclusion of non-cash expenses in net income and an increase in accrued expenses; all partially offset by a decrease in income taxes payable and an increase in accounts receivable. In the same nine months a year ago, the Company’s cash flows provided by operating activities exceeded net income principally due to the inclusion of non-cash expenses in net income and a decrease in accounts receivable; all partially offset by decreases in income taxes payable and accrued expenses.

Net cash (used in) provided by investing activities.    In the fiscal nine months ended October 31, 2004, net cash used in investing activities predominantly related to cash paid in the Merant acquisition, net of cash received, totaling $169.7 million, acquisition related costs paid in connection with the Merant acquisition totaling $27.7 million, cash paid to acquire the RTM technology totaling $3.8 million, and the purchase of computer equipment and office furniture and equipment totaling $1.2 million; all partially offset by net sales of short and long-term investments totaling $66.8 million. In the same nine months a year ago, net cash provided by investing activities related to net sales of short and long-term investments totaling $27.3 million; partially offset by cash paid in the TeamShare acquisition, net of cash received, totaling $19.4 million, and the purchase of computer equipment and office furniture and equipment totaling $0.8 million.

Net cash used in financing activities.    In the fiscal nine months ended October 31, 2004, net cash used in financing activities was due to repurchases of the Company’s common stock under a stock repurchase plan totaling $30.6 million; offset by the exercise of stock options under the Company’s employee stock option plan totaling $4.6 million, and the sale of the Company’s common stock under the employee stock purchase plan totaling $1.6 million. In the same nine months a year ago, net cash used in financing activities was related to repurchases of the Company’s common stock under a stock repurchase plan totaling $37.9 million; partially offset by the payment of principal on notes receivable from stockholders totaling $6.0 million, the exercise of stock options under the Company’s employee stock option plan totaling $4.3 million, and the sale of the Company’s common stock under the employee stock purchase plan totaling $0.8 million.

Contractual obligations and commitments.    At October 31, 2004, the Company did not have any material commitments for capital expenditures and has no revolving credit agreement or other term loan agreements with any bank or other financial institution.

At October 31, 2004, the Company had notes outstanding totaling $220 million. The Notes bear interest at 1.5% per annum and are due in 2023. Accrued and unpaid interest on the notes totaled $1.2 million as of October 31, 2004 with restricted cash balances on hand totaling $8.1 million to cover the next five semi-annual interest payments.

The Company has noncancelable operating lease agreements for office space that expire between calendar 2004 and 2016. Minimum lease payments are as follows (in thousands):

Fiscal Year Ending January 31,
2005 (remaining three months)	$1,442
2006	5,906
2007	5,262
2008	4,060
2009	2,508
Thereafter	10,501

$29,679

Working capital, accounts receivable and deferred revenue.    At October 31, 2004, the Company had working capital of $116.0 million and accounts receivable, net of allowances, of $42.0 million. Total deferred revenue increased to $73.9 million at October 31, 2004 from $39.2 million at January 31, 2004 primarily as a result of the Merant acquisition in April 2004, and to a lesser extent, increased billings of maintenance fees and the RTM technology asset purchase from Integrated Chipware in June 2004.

Off-balance sheet arrangements.    As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of October 31, 2004, we are not involved in any unconsolidated SPE transactions.

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

Factors That May Affect Future Results

This report, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements under the Private Securities Reform Act of 1995 and other prospective information relating to future events. These forward-looking statements and other prospective information are subject to certain risks and uncertainties that could cause results to differ materially from historical results or anticipated results, including but are not limited to, our ability to successfully integrate our recent acquisition of Merant plc; the percentage of license revenue typically closed at the end of each quarter making estimation of operating results prior to the end of the quarter extremely uncertain; weak economic conditions worldwide which may continue to affect the overall demand for software and services, which has resulted in and could continue to result in decreased revenues or lower revenue growth rates; changes in revenue mix and seasonality; dependence on revenues from our installed base; continued demand for additional mainframe MIPS capacity; our ability to complete the assessment of internal controls over financial reporting as of January 31, 2005, as required by Section 404 of the Sarbanes-Oxley Act, which may impact the reliability of our internal controls over financial reporting and thus adversely affect the market price of our common stock; expansion of our international organizations; our ability to manage our growth; and the following:

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

Economic Conditions Worldwide Could Adversely Affect Our Revenue Growth and Ability to Forecast Revenue

The revenue growth and profitability of our business depends on the overall demand for application software and services. Because our sales are primarily to major corporate customers, our business also depends on general economic and business conditions. The general weakening of the worldwide economy has caused the Company in the past to experience a decrease in revenues and revenue growth rates of its software licenses. A softening of demand for computer software caused by a continued weakening of the economy, domestically or internationally, may result in a continued decrease in revenues and revenue growth rates. Our license revenues have fluctuated in recent years and we may not experience any license revenue growth in the future and our license revenues could in fact decline.

Management personnel identify, track and forecast future revenues, backlog and trends in our business. Our sales personnel monitor the status of all proposals, such as the estimated date when a transaction will close and the potential dollar amount of such sale. We aggregate these estimates periodically in order to generate a sales pipeline and then evaluate the pipeline at various times to look for trends in our business. While this pipeline analysis provides visibility to our potential customers and the associated revenues for budgeting and planning purposes, these pipeline estimates may not consistently correlate to revenues in a particular quarter or ever. A slowdown in the economy, domestically and internationally, has caused in the past and may cause in the future customer purchasing decisions to be delayed, reduced in amount or cancelled, all of which have reduced and could reduce the rate of conversion of the pipeline into contracts. A variation in the pipeline or in the conversion of the pipeline into contracts could cause us to plan or budget improperly and thereby could adversely affect our business or results of operations. In addition, primarily due to a substantial portion of our software licenses revenue contracts closing in the latter part of a quarter, management may not be able to adjust the Company’s cost structure in response to a variation in the conversion of the pipeline into contracts in a timely manner, and thereby adversely affect our business or results of operations.

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

•	Possible inconsistencies in standards, controls, procedures and policies, business cultures and compensation structures between SERENA and Merant;

•	Coordinating and consolidating ongoing and future research and development efforts;

•	Consolidating corporate and administrative infrastructure, particularly in light of Merant’s complex corporate structure;

•	Integrating and managing the technologies and products of the two companies, including consolidating and integrating computer information systems;

•	Consolidating sales and marketing operations;

•	Retaining existing customers and attracting new customers;

•	Retaining strategic partners and attracting new strategic partners;

•	Retaining key employees;

•	Retaining and integrating distributors and key sales representatives;

•	Identifying and eliminating redundant and underperforming operations and assets;

•	Using capital assets efficiently to develop the business of the combined company;

•	Minimizing the diversion of management’s attention from ongoing business concerns;

•	Coordinating geographically separate organizations;

•	Possible tax or other costs or inefficiencies associated with integrating the operations of the combined company;

•	International rules and regulations that may limit or complicate restructuring plans;

•	Possible modification of operating control standards in order to comply with the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated thereunder; and

•	Retaining and attracting new employees to support existing and new products and new technology development.

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

•	Incur additional restructuring and acquisition charges relative to the integration of Merant;

•	Include the expenses associated with our TeamShare and Merant acquisitions;

•	Increase our sales and marketing activities, including expanding our United States and international direct sales forces and extending our telesales efforts;

•	Develop our technology, including our distributed systems products;

•	Invest in penetrating the systems integrator and federal government marketplaces;

•	Expand our distribution channels; and

•	Pursue strategic relationships and acquisitions.

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

Our License Revenues from Products for Distributed Systems May Fluctuate

We introduced our ChangeMan DS product in fiscal 2000, our ChangeMan ALM and ChangeMan ECP products in fiscal 2001, our ChangeMan WCM product in the first quarter of fiscal 2002 and our ChangeMan ZDD product in the first quarter of fiscal 2003. In the second quarter of fiscal 2004, we acquired the TeamTrack product with our acquisition of TeamShare effective June 5, 2003. In the first quarter of fiscal 2005, we acquired the Merant product line with our acquisition of Merant effective April 23, 2004. In the second quarter of fiscal 2005, we acquired the RTM product with our asset purchase from Integrated Chipware, Inc. While license revenues from our distributed systems products increased to 60% of total license revenue in the fiscal nine months ended October 31, 2004, they may fluctuate materially from quarter to quarter and could in fact decline. We are currently developing new products and enhancing our product suite to support additional distributed systems products. If we do not successfully develop, market, sell and support our distributed systems products, this would materially adversely affect our business and our future quarterly and annual operating results. Prior to our acquisition of Merant in the first quarter of fiscal 2005, the majority of our products had been designed for the mainframe platform, and the majority of our software license revenue, maintenance revenue and professional services revenue had been attributable to licenses for these mainframe products. Our competitors may have substantially greater experience providing distributed systems compatible software products than we do, and many also may have significantly greater financial and organizational resources.

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

The License Revenues from our IBM OEM Relationship May Fluctuate

In January 2002, we entered into an OEM Agreement with IBM whereby IBM acquired the rights to resell our StarTool APM technology. IBM provides SERENA a quarterly royalty report one month after each of IBM’s calendar quarters detailing licenses and maintenance sold through to end users during the quarter. While license revenues from our IBM OEM relationship were less than 10% of total license revenues in both the current fiscal nine months ended October 31, 2004 and fiscal year ended January 31, 2004, they may fluctuate materially from quarter to quarter and could in fact decline. We recognized our first revenue from this arrangement in the second quarter of fiscal 2003. Because we have little or no visibility during the quarter on pipelines, sales forecasts, sales volumes or the amount of license revenue that will be reported, we cannot accurately predict the IBM revenue or our operating results for the quarter or any future quarter. Because the IBM OEM license revenue may be significant to our total license revenue in any fiscal quarter, any decline in revenue could materially adversely affect our business and our future quarterly and annual operating results.

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

We Intend to Expand Our International Operations and May Encounter a Number of Problems in Doing So; There Are Also a Number of Factors Associated With International Operations that Could Adversely Affect Our Business

Expansion of International Operations.    With the acquisition of Merant we expanded the scope of our international operations. We currently have sales subsidiaries in the United Kingdom, Germany, Sweden, France, Belgium, Spain, the Netherlands, Australia and Singapore. If we are unable to expand our international operations successfully and in a timely manner, or if these operations experience declining revenue growth, this could materially adversely affect our business and quarterly and annual operating results. We have only limited experience in marketing, selling and supporting our products internationally. Additionally, we do not have significant experience in developing foreign language versions of our products. Such development may be more difficult or take longer than we anticipate. We may not be able to successfully market, sell, deliver and support our products internationally.

Risks of International Operations.    International sales increased to 33% of our total revenue in the fiscal quarter ended October 31, 2004, as compared to 20% in the same quarter a year ago primarily as a result of the Merant acquisition. Our international revenue is attributable principally to our European operations. Our international operations are, and any expanded international operations will be, subject to a variety of risks associated with conducting business internationally that could materially adversely affect our business and future quarterly and annual operating results, including the following:

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

Substantial Leverage and Debt Service Obligations May Adversely Affect Our Cash Flow

As a result of the December 15, 2003 sale of subordinated convertible debentures, we incurred $220 million of indebtedness. There is a possibility that we may be unable to generate cash sufficient to pay the principal of, interest on and other amounts due in respect of our indebtedness when due. We are not restricted under the indenture governing the notes from incurring additional debt in the future.

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

Our Reported Earnings Per Share Will Be Reduced Because of the Contingent Conversion Provision of the Notes

Holders of the notes are entitled to convert the notes into our common stock if (1) the price of our common stock over a specified period exceeds a specified threshold, (2) the trading price of the notes falls below a specified threshold, (3) the notes have been called for redemption or (4) specified corporate transactions occur.

For the current fiscal quarter and nine months ended October 31, 2004, the shares of common stock underlying the notes were not included in the calculation of our basic or fully diluted earnings per share since none of these conditions had been met. For the same quarter and nine months a year ago, the Company had no contingently convertible debt.

In September 2004, the EITF reached a consensus on EITF Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share.” In accordance with EITF Issue No. 04-8, potential shares issuable under contingently convertible securities with a market price trigger should be accounted for the same way as other convertible securities and included in the diluted earnings per share computation, regardless of whether the market price trigger has been met. EITF Issue No. 04-8 is effective for periods ending after December 15, 2004 and would be applied by retrospectively restating previously reported diluted earnings per share. Upon our adoption of EITF Issue No. 04-8 in the fourth quarter of fiscal 2005, 9,912,694 shares issuable from the conversion of the notes will be included in the diluted earnings per share computation, unless these shares are deemed to be anti-dilutive. See Note 9 to the condensed consolidated financial statements for additional information regarding our subordinated notes.

If We Do Not Adequately Manage and Evolve Our Financial Reporting and Managerial Systems and Processes, Our Ability to Manage and Grow Our Business May be Harmed

Our ability to successfully implement our business plan and comply with regulations, including the Sarbanes-Oxley Act of 2002, requires an effective planning and management process. We expect that we will need to continue to improve existing, and implement new, operational and financial systems, procedures and controls to manage our business effectively in the future. Any delay in the implementation of, or disruption in the transition to, new or enhanced systems, procedures and controls, could harm our ability to accurately forecast sales demand, manage our supply chain and record and report financial and management information on a timely and accurate basis.

If We Are Unable to Complete Our Assessment Of Internal Controls Over Financial Reporting as of January 31, 2005, As Required by Section 404 of the Sarbanes-Oxley Act of 2002, Our Independent Registered Public Accounting Firm May Not Be Able to Provide the Required Report On the Effectiveness of Internal Controls, Which May Adversely Affect the Market Price of Our Common Stock

Under the Sarbanes-Oxley Act of 2002, we are required to assess the effectiveness of our internal controls over financial reporting and assert that such internal controls are effective. Our independent registered public accounting firm must conduct an audit to evaluate management’s assessment concerning the effectiveness of the internal controls over financial reporting and render an opinion on our assessment and the effectiveness of internal controls over financial reporting. To prepare for compliance with the Sarbanes-Oxley Act of 2002 we have undertaken certain actions including the adoption of an internal plan which includes a timeline and schedule of activities for the evaluation, test, and remediation, if necessary, of internal controls. These actions have resulted in and are likely to continue to result in increased expenses, and have required and are likely to continue to require significant efforts by management and other employees. Although we believe that our efforts will enable us to provide the required report and the independent registered public accounting firm to provide the required attestation as of our fiscal year end, we can give no assurance that such efforts will be completed in a timely manner and on a successful basis. If we are unable to complete these processes in a timely manner or our independent registered public accounting firm were unable to complete its review in a timely manner, we may be unable to assert that the internal controls over financial reporting are effective, or our independent registered public accounting firm may not be able to render the required attestation concerning our assessment and the effectiveness of the internal controls over financial reporting. This may adversely affect investor confidence and the market price of our common stock.

If We Are Required to Account for Stock Options Under Our Employee Stock Plans as Compensation Expense, Our Net Income and Our Earnings Per Share Would be Significantly Reduced or May Reflect a Loss

There has been an increasing public debate about the proper accounting treatment for equity-based compensation, such as employee stock options and employee stock purchase plan shares, and whether they should be treated as compensation expense and, if so, how to properly value such charges. On March 31, 2004, the Financial Accounting Standards Board issued an exposure draft on a proposed standard for the accounting of stock options. The proposed standard requires public companies to value employee stock options and stock issued under employee stock purchase plans using the fair value based method on the grant date and record stock-based compensation expense. If we elected or were required to record an expense for our employee stock plans using the fair value based method, we would be required to recognize significant stock-based compensation charges. We currently calculate stock-based compensation expense using the Black-Scholes option-pricing module and disclose the proforma impact on net income and net income per share in Note 3 to our Notes to Condensed Consolidated Financial Statements for the three and nine months ended October 31, 2004 and 2003. Although we are not currently required to record any stock-based compensation expense using the fair value based model in connection with employee option grants that have an exercised price at or above fair market value and for shares issued under our employee stock purchase plan, it is possible that future accounting standards will require us to treat all stock-based compensation expense in our consolidated statements of operations using the fair value based method.

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

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company does not use derivative financial instruments in its investment portfolio and has no foreign exchange contracts. Its financial instruments consist of cash and cash equivalents, short and long-term investments, trade accounts receivable and accounts payable. The Company considers investments in highly liquid instruments purchased with a remaining maturity of 90 days or less to be cash equivalents. All of the Company’s cash equivalents and short and long-term investments principally consist of commercial paper and debt securities, and are classified as available-for-sale as of October 31, 2004. The Company’s exposure to market risk for changes in interest rates relates primarily to its short and long-term investments and short-term obligations, thus, a hypothetical 10% fluctuation in interest rates would not have a material impact on the fair value of these securities.

Sales to foreign countries accounted for approximately 33% of the total sales during the current fiscal quarter ended October 31, 2004. Because the Company invoices certain of its foreign sales in currencies other than the United States dollar, predominantly the British pound sterling and euro, and does not hedge these transactions, fluctuations in exchange rates could adversely affect the translated results of operations of the Company’s foreign subsidiaries. Therefore, foreign exchange fluctuations could create a risk of significant balance sheet gains or losses on the Company’s consolidated financial statements. However, given the Company’s foreign subsidiaries’ net book values as of October 31, 2004 and net cash flows for the most recent fiscal nine months then ended and fiscal year ended January 31, 2004, the Company does not believe that a hypothetical 10% fluctuation in foreign currency exchange rates would have a material impact on our financial position or results of operations.

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

PART II—OTHER INFORMATION

ITEM 1.    Legal Proceedings

Not applicable.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

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

In August 2004, the Board of Directors authorized the repurchase of up to 2.0 million shares of the Company’s Common Stock from time to time in the open market or in privately negotiated block transactions. The Company will utilize any reacquired shares under this program for reissuance in connection with employee stock programs and general corporate purposes. Under this program, the Company repurchased in aggregate a total of 1,608,000 shares of its common stock for cash at an average price of $16.40 per share.

In November 2004, the Board of Directors authorized the repurchase of up to 1.4 million shares of the Company’s Common Stock from time to time in the open market or in privately negotiated block transactions. The Company will utilize any reacquired shares under this program for reissuance in connection with employee stock programs and general corporate purposes. The timing and size of any future stock repurchases are subject to market conditions, stock prices, our cash position and other requirements going forward.

A summary of the Company’s repurchases for the quarter ended October 31, 2004 is as follows:

Month	Repurchased Shares	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)
August 1, 2004 – August 31, 2004	409,000	$15.76	409,000	0
September 1, 2004 – September 30, 2004	1,124,000	$16.49	1,124,000	0
October 1, 2004 – October 31, 2004	75,000	$17.87	75,000	0

(1)	Stock Purchase Programs authorized by the Company’s Board of Directors expire at the end of the fiscal quarter in which they are approved. As a result, no shares are yet to be purchased under the programs authorized prior to October 31, 2004. Regarding the November 2004 publicly announced plan to repurchase shares of the Company’s common stock, 1.4 million shares may yet be purchased under this plan as of the date of this filing.

ITEM 3.    Defaults Upon Senior Securities

Not Applicable

ITEM 4.    Submission of Matters to a Vote of Security Holders

Not Applicable

ITEM 5.    Other Information

Note Applicable

ITEM 6.    Exhibits

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

Date: December 10, 2004

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