Form 10-K
period 2005-01-31
SERENA SOFTWARE INC
filed 2005-04-08
CIK 1073967

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2005

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

COMMON STOCK, $0.001 PAR VALUE

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒        No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☒        No   ☐

The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the closing sale price of the Common Stock on July 31, 2004, as reported on the Nasdaq National Market, was approximately $452,499,355. Shares of Common Stock held by each executive officer and director and by each person who may be deemed to be an affiliate of the Registrant have been excluded from this computation. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 31, 2005, the Registrant had 41,135,132 shares of Common Stock, $0.001 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant has incorporated by reference into Part III of this Form 10-K portions of its Proxy Statement for the 2005 Annual Meeting of Stockholders, which is currently scheduled to be held on June 24, 2005.

SERENA SOFTWARE, INC.

ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.    BUSINESS

This report contains forward-looking statements under the Private Securities Reform Act of 1995. Certain statements under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report are “forward-looking statements.” These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements contained in this report that are not historical facts. When used in this report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors discussed under “Factors That May Affect Future Results” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in, or incorporated by reference into, this report. Factors that could cause or contribute to such differences include but are not limited to, the percentage of license revenue typically closed at the end of each quarter making estimation of operating results prior to the end of the quarter extremely uncertain; our ability to successfully integrate our acquisition of Merant plc; economic conditions worldwide which may continue to affect the overall demand for software and services, which has resulted in and could continue to result in decreased revenues or lower revenue growth rates in the future; changes in revenue mix and seasonality; dependence on revenues from our installed base; continued demand for additional mainframe MIPS capacity; expansion of our international organizations; and our ability to manage our growth. We assume no obligation to update the forward-looking information contained in this report.

Overview

SERENA Software is a provider of infrastructure software, and is the largest independent company solely focused on managing change across Information Technology (IT) environments. Our products and services are used to manage and control change for organizations whose business operations are dependent on their IT applications and infrastructure. In our 25 year history, we have developed highly effective solutions for automating process and controlling change for application development, web content, and IT operations. These solutions enable our customers to improve IT governance, mitigate risks, support regulatory compliance, and boost productivity and quality. Our consulting services help companies improve their process by identifying where their current practices deviate from standard practices and making appropriate recommendations.

As of January 31, 2005, our products have been installed in over 15,000 customer sites worldwide and our customers include 98 of the Fortune 100 companies such as American Express, UBS AG, Duke Energy, Capital One, Bank of America, Caterpillar, Safeway, General Electric, IBM, MetLife, Prudential, and SBC Communications. SERENA operates in a single operating segment: enterprise change management software.

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

Industry Background

Today’s enterprises are increasingly dependent on tools and applications provided by their IT departments. The largest businesses and government entities continue to house crucial information in mainframe computers located in centralized datacenters. Client-server, transaction-oriented applications such as price quote systems, logistics tracking, and manufacturing process automation are the center of many other companies operations.

Increasingly, organizations have opened their IT systems to customers and suppliers via their Internet and Extranet sites. Every company that has a website is dependent on that site to deliver information about its products and services to customers and prospects.

These applications, systems, and infrastructure do not remain static. As the business changes, so must these IT resources upon which its company’s employees, suppliers, and customers rely. In addition, the requirements of government and industry regulations have increased the scrutiny of these application and IT infrastructure changes by outside entities and placed demands on IT organizations to demonstrate compliance. Serena’s mission is to manage change across these IT environments—an ongoing and growing need in today’s increasingly technology-dependent business world.

A recent survey of CIOs underscores the importance of managing change: 88% of respondents indicated interest in the topic of ensuring regulatory compliance—the highest rated interest level in the survey (Source: CIO Editorial Study; IDG Research, October 2004). In a Forrester Research report, the number one priority cited by CIOs was “deploying a major application software package” (59%), and the third highest priority being supporting changes in corporate governance in response to Sarbanes-Oxley and other similar regulatory changes (54%).

As the IT environment grows in complexity and organizations become even more dependent on these resources, so grows the complexity and importance of managing IT change. Change management tools must find ways to understand how a change in one place will impact all of the systems and processes related to it. Because of the complexity and segregation of so many IT components, there are numerous relationships involved.

Organizations are also now faced with increasingly complex process management challenges. These processes can be different in each department, geographical unit, or outsourcing vendor. Moreover, organizations following these disparate processes must work together to bring a needed capability to market. Often these processes are required by external entities, such as government regulators, and must be formalized and regularly audited. Companies are complying with these requirements by defining and automating the processes they do have, and working with industry experts to implement additional processes.

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

To meet this need, SERENA has extended its mission beyond Software Change Management (SCM) to managing change throughout IT. With its acquisition of Merant plc in May 2004, the company has more than doubled in size and ability to address this market need with products, services, support, and partners. With its new size and breadth of product offerings, SERENA has improved its ability to capitalize on several key industry trends including Regulatory Compliance/IT Governance and Outsourcing.

Key Industry Trend: Regulatory Compliance/IT Governance

Organizations are required to comply with a plethora of regulations, from industry-specific acts like HIPAA (Health Insurance Portability and Accountability Act) and GLBA (Gramm-Leach-Bliley Act), to Sarbanes-Oxley. These regulatory changes and the overall regulatory environment are forcing many companies, for the first time, to audit their IT practices and confront change management issues.

For years, most companies have recognized that their change management process and controls could be stronger and more formalized. But in the past, lack of time, budget and competing issues may have kept change management low on the list of priorities for some of them. With new compliance pressures, the status of IT within a company is suddenly elevated. Attention is now being paid to the potentially severe consequences of change management failures.

The challenge is that IT systems have grown up ad hoc over time, and as a result are often reactive rather than proactive. Predictive tools for managing the impact of change, even seemingly trivial changes, are not commonly used. In addition, it has been difficult to move beyond the individual stakeholders’ roles in the business. Developers work in one way, testers work in another way and in a different tool, production people work in yet another way, and so forth.

SERENA solutions bridge individual areas to enable predictive, proactive control of change. Not only do SERENA products enable easier demonstration of regulatory compliance, they can allow businesses to achieve benefits such as more reliable IT service, faster time to market, and demonstrable return on investment of development initiatives.

Key Industry Trend: Outsourcing

One of the biggest hurdles of outsourcing is the ability to coordinate and communicate changes. With change management processes in place, communication is improved by allowing all personnel to view changes, and to approve those changes that need to move forward in the development life cycle.

SERENA products can be used in a multisourced environment for external as well as internal development, thereby offering a complete picture of the changes in the enterprise. In addition, application development can be managed across all major operating platforms. SERENA products provide a central point for viewing, reporting, and acting on development activities no matter where they reside in the organization.

Enterprise applications are among an organization’s most valuable assets. With consistent and repeatable processes, maintenance time is decreased and the quality of software improves. Having change management in place allows for all the pieces of an application to be identified and known. This enables an IT organization to take the whole application to testing and quality assurance, with all parts together, defined and labeled, leading to fewer errors in the testing and user acceptance phases of the development life cycle.

Products

SERENA develops, markets and supports an integrated suite of products for managing process and controlling change across the IT environment. SERENA solutions work in tandem to improve process consistency, enhance software integrity and protect valuable application assets. Our products significantly improve developer productivity, operational efficiency, application availability, and customers’ return on IT investments, while reducing costs. SERENA products give our customers an ability to fully assess the impact of a proposed change because they provide a view of not just the asset, but its configurations and related process dependencies as well. See Note 1(r) to Notes to Consolidated Financial Statements for a discussion of financial information by geographic region.

With Serena’s acquisition of Merant plc, the combined company grouped its products into 5 families, each serving a unique market and customer needs:

Serena® ChangeMan®—Application Lifecycle Management for all platform types and operating environments (includes ChangeMan®ZMF, ChangeMan® DS, ChangeMan® Dimensions™ and ChangeMan® Professional™ (formerly PVCS)).

Serena® TeamTrack®—Enterprise Process Management to map, track, and enforce IT requests and related operations processes

Serena® RTM—Requirements and Traceability Management solution for tracking and managing requirements throughout a project lifecycle

Serena® Collage®—an enterprise-class Web Content Management solution

Serena® StarTool®—application testing, implementation and problem analysis for mainframe systems (includes Serena® Comparex®)

Serena ChangeMan—Application Lifecycle Management

The Serena ChangeMan product family includes a broad and deep array of products that manage change in the mainframe z/OS environments and distributed and other proprietary environments, including Microsoft Windows, UNIX, LINUX, and AS/400.

The flagship mainframe product in the ChangeMan family is Serena ChangeMan ZMF, providing change management system for z/OS environments. Other mainframe products include Serena ChangeMan ZDD and Serena ChangeMan SSM. Serena ChangeMan ZDD provides a Windows Explorer user interface to z/OS datasets and PDS members, enabling them to be edited in-place from the desktop. Jobs can be submitted and their output viewed directly from Windows Explorer. Mainframe datasets and members can be transferred from the z/OS server to a Windows folder on the local computer with a simple drag and drop operation. Serena ChangeMan SSM manages change to mainframe system software and is used for disaster recovery and to maintain business continuity.

For distributed environments, Serena ChangeMan Dimensions provides enterprise-class change and configuration management and the Serena ChangeMan Professional Suite is a widely used solution for team-based distributed development and includes Serena® ChangeMan® Version Manager™ (formerly PVCS). Other products include Serena® ChangeMan® Mover™ for automating the process of deploying software into production, Serena® ChangeMan® Builder™, for improving the efficiency of the software build process, and Serena® ChangeMan® Meritage™, software change manager for Office applications.

Serena TeamTrack—Enterprise Process Management

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

Serena StarTool—Application Availability Toolkit

Serena Comparex and the Serena StarTool product family comprise a comprehensive suite of products designed to improve mainframe application availability. This functionality includes file and data management, data comparison, fault analysis, application performance management, input/output optimization, and application test debugging.

Serena RTM—Ensuring Project Success

Requirements & Traceability Management (RTM)—is a leading solution for tracking and managing requirements throughout a project lifecycle. With Serena RTM, customers can quickly get the information they need to ensure that their projects succeed.

Serena Collage—Web Content Management

Collage makes it easy to gain control of existing websites. It increases web team productivity, speeds time to web of new and changing content, and helps automate the process of maintaining websites. Built from the ground up specifically for web content management, Collage is mature and enterprise strength. Serena Collage manages change and change implementation workflow across all of the content on an organization’s Internet, intranet, or extranet sites.

The following products comprise the Serena ChangeMan, Serena TeamTrack, Serena RTM, Serena Collage, and Serena StarTool product families:

	Year Product
Product Name	First Introduced	Last Released	Brief Description
The Serena ChangeMan product family:

Serena ChangeMan ZMF	1988	2004	Provides automated infrastructure to control and manage mainframe software change

Serena ChangeMan ZDD	2001	2004	Allows desktop developers working in their chosen graphical IDE to develop mainframe application code under control of Serena ChangeMan ZMF

Serena ChangeMan M+R	1994	2001	Merges versions of programs to enable mainframe concurrent development

Serena ChangeMan SSM	1993	2004	Detects, tracks and synchronizes changes in multiple environments to improve system integrity and recoverability

Serena ChangeMan Dimensions	1987	2004	Process-driven change management for heterogeneous systems

Serena ChangeMan Professional Suite	1985	2004	Advanced Software Change Management (SCM) for team-based environments

Serena ChangeMan DS	1993	2004	Provides automated infrastructure to control and manage software change for distributed systems

Serena ChangeMan Version Manager	1985	2004	Version control across all platforms and standard Integrated Development Environments (IDEs)

Serena ChangeMan Mover	2003	2004	Automates deployment of software assets into production

Serena ChangeMan Builder	2003	2004	Integrates with ChangeMan Dimensions and ChangeMan Professional to automate, accelerate, and simplify software builds

Serena ChangeMan Meritage	2003	2004	Enable version control and change management for Microsoft Office documents
Serena TeamTrack:

Serena TeamTrack	1997	2003	Maps, tracks and enforces business processes. Manages issues throughout the entire life cycle

	Year Product
Product Name	First Introduced	Last Released	Brief Description

Serena RTM:

Serena RTM	1991	2005	Tracks and manages requirements throughout the development lifecycle

Serena Collage:

Serena Collage	2001	2004	Automates and controls the process of updating and maintaining web content

Serena Comparex:

Serena Comparex	1981	2004	Performs data comparison for mainframe application testing and software quality

Serena StarTool:

Serena StarTool FDM	1989	2004	Facilitates complex mainframe file and data management tasks

Serena StarTool DA Batch and CICS	1995	2004	Automates mainframe dump and abend analysis and speeds application problem solving activities

Serena StarTool APM	2000	2004	Monitors and records information for mainframe application performance/tuning activities

Serena StarTool IOO	1987	2003	Automatically optimized mainframe application I/O operations

Serena StarTool RB VSAM	1999	2000	Perform record level backup and restore utility for mainframe VSAM data

Products Under Development

In the coming year, SERENA will continue to execute on its mission to give enterprises control, predictability and insight over change from business planning to operations by enhancing existing products and releasing new solutions based on market needs and requirements. While each development project will be defined and scoped based on rigorous market analysis, taking into consideration the needs of our existing and prospective customers, the trends in the market, competitive moves and technological advancements, there are a number of overarching corporate goals that will be considered as well.

A major focus for the Company will be to continue to develop tight integrations between the various products within our portfolio, and with third-party vendor solutions, to ensure that our customers have the ability to track and manage change in a closed loop environment - ensuring that traceability and auditability for any change is maintained.

In addition, SERENA continues to see significant opportunities to increase our presence in foreign markets, and as such will invest product development resources to internationalize and localize our products and solutions.

SERENA’s large and diverse customer base provides a great source for ideas on ways we can evolve our products to meet the needs of markets outside of Application Lifecycle Management (“ALM”). Examples of markets in which our products already address identified customer problems include the Web Content

Management market (Serena Collage), IT Change Management (Serena TeamTrack), and IT Operational Change Management (Serena ChangeMan Dimensions, Serena TeamTrack, Serena RTM). We shall continue to develop our solutions to meet the needs of the markets we currently serve and those in which we can achieve a leadership position.

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

Research and Development

Serena plans to continue making substantial investments in research and development to maintain our leadership position in the software change management market. We believe that our success will continue to depend on our ability to enhance our current products and to develop new products that meet the needs of our customers and the market. Our commitment to research and development is reflected in our growing investments in this area, which were $11.8 million, $14.0 million and $31.0 million for fiscal years 2003, 2004, and 2005 respectively representing 12%, 13%, and 15% of our total revenues in those years.

Research and development at Serena is committed to delivering products that provide value to our customers, predictably and with quality. As part of our strategy for delivering on this commitment, we use our own products internally to automate much of our research and development operations. Research and development staff also works very closely with our product marketing and support staff to ensure that everything we develop is mapped closely to customer and market requirements.

In the United States, research and development is primarily performed at our facilities in San Mateo, California; Hillsboro, Oregon; Colorado Springs, Colorado; and Woodland Hills; California. We also perform product development internationally in the United Kingdom, India, and the Ukraine.

Professional Services and Customer Support

Our services group provides technical consulting, education, customer support and product maintenance to help customers maximize the utilization of SERENA’s products.

Consulting.    SERENA provides a comprehensive range of consulting services to our customers. Our consultants review customers’ existing IT systems and applications and make recommendations for changing those systems and applications and implementing SERENA’s SCM products so that customers can fully realize their benefits. In addition to helping customers install and deploy our software products, our consulting services may also include process reengineering and developing interfaces with customers’ databases, third party proprietary software repositories or programming languages.

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

Education.    We offer hands-on training courses for the implementation and administration of our products. Product training is provided on a periodic basis at our headquarters in San Mateo, California, at our offices in London and also at customer sites throughout the United States, Europe, and Asia. We also offer course development for certain of our products. We bill our education services on a per class basis.

Customer Support and Product Maintenance.    We have a global staff of customer support personnel who provide technical support to customers. SERENA support centers are located in North America, the United Kingdom and Australia. We offer technical support services 24 hours a day, seven days a week via our Internet site, toll free telephone lines and electronic mail. Customers are notified about the availability of regular maintenance and enhancement releases via the Internet site or electronic mail. Customers can gain access to online services by registering on the SOS Internet web site. Initial mainframe product license fees include one year of product software maintenance and support. Thereafter, customers are entitled to receive software updates, maintenance releases and technical support for an annual maintenance fee ranging from 17% to 21% of the discounted list price of the licensed product.

Sales and Marketing

In North America, Australia, Singapore, Korea, Japan, India, the United Kingdom, Germany, Switzerland, France, Italy, the Benelux and Nordic regions we market our software primarily through our direct sales organization. Serena’s North American sales organization includes personnel in the metropolitan areas of Boston, Chicago, Los Angeles, New York, Sacramento, San Francisco, Dallas, Atlanta and Toronto, as well as a large telesales group located in Hillsboro, Oregon.

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

In January 2002, we entered into an OEM Agreement with IBM Corporation (“IBM”) whereby IBM acquired the rights to resell our StarTool APM technology. IBM provides Serena a quarterly royalty report the month after each calendar quarter detailing licenses and maintenance sold to end users during the quarter. We recognized our first revenue from this arrangement in the second quarter of fiscal 2003 and total license revenue for fiscal 2003 of $2.5 million, 2004 of $4.1 million, and 2005 of $2.6 million, respectively.

We market our products through seminars, industry conferences, trade shows, advertising, direct marketing efforts, third-party, and our own Internet sites. In addition, we have developed programs that promote an active exchange of information between our existing customers and us. These programs include customer meetings with our senior management at our Executive Briefing Center and focus group meetings with customers to evaluate product positioning.

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

Competition.    We currently face competition from a number of sources, including:

•	Customers’ internal IT departments

•	Providers of ALM, ECM or SCM products that compete directly with the Serena ChangeMan, TeamTrack, and RTM product families such as Computer Associates, IBM/Rational Software, and other companies

•	Providers of mainframe application availability products that compete directly with Serena Comparex and the Serena StarTool product family such as Compuware, IBM, Computer Associates and smaller private companies

•	Providers of web content management products that compete directly with Serena Collage such as Interwoven, Vignette, and Documentum

Competition in the Application Lifecycle Management (ALM)/Distributed Market    We face significant competition as we develop, market and sell our distributed systems products, including Serena ChangeMan DS, ChangeMan Professional, ChangeMan Dimensions, and Serena TeamTrack. Competitors in the distributed systems market include IBM/Rational Software, Computer Associates, Microsoft, Telelogic, and other companies. Measurable portions of the market also use freeware tools to address their basic needs for issue/defect tracking and source code control.

Future Competition.    We may face competition in the future from established companies who have not previously entered the ALM market or from emerging software companies. Barriers to entry in the distributed systems software market are relatively low. Increased competition may materially adversely affect our business and future quarterly and annual operating results due to price reductions, reduced gross margins and reduction in market share. Established companies may not only develop their own ALM or SCM solutions, but they may also acquire or establish cooperative relationships with our current competitors, including cooperative relationships between large, established companies and smaller private companies. Because larger companies have significant financial and organizational resources available, they may be able to quickly penetrate the ALM or SCM markets through acquisitions or strategic relationships and may be able to leverage the technology and expertise of smaller companies and develop successful ALM or SCM products. We expect that the software industry, in general, and providers of ALM or SCM solutions, in particular, will continue to consolidate. It is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

Bundling or Compatibility Risks.    Our ability to sell our products also depends, in part, on the compatibility of our products with other third party products. Developers of these third party products may change their products so that they will no longer be compatible with our products. These third party developers may also decide to bundle their products with other ALM or SCM products for promotional purposes. If that were to happen, our business and future quarterly and annual operating results might be materially adversely affected as we may be priced out of the market or no longer be able to offer commercially viable products.

Intellectual Property

Our success will be heavily dependent upon proprietary technology. We rely primarily on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary rights. Such laws, procedures and contracts provide only limited protection. We submitted four patent applications for our technology in calendar 1998, four more in calendar 1999, one in calendar 2001, one in calendar 2002 and one in calendar 2004. Of these patents, two were issued in calendar 2001, two were issued in calendar 2002, one was issued in January 2003 and one was issued in February 2004. As part of our acquisition of Merant plc, we acquired three patents from Merant in calendar 2004. Other applications are still pending and may never be issued. Even if these patents are issued, they may not provide sufficiently broad protection or they may not prove enforceable in actions against alleged infringers. Despite the precautions that we take, it may be possible for unauthorized third parties to copy aspects of our current or future products or to obtain and use information that we regard as proprietary. In particular, we may provide our licensees with access to our data model and other proprietary information underlying our licensed applications. Such means of protecting our proprietary rights may not be adequate. Additionally, our competitors may independently develop similar or superior technology. Policing unauthorized use of software is difficult and some foreign laws do not protect Serena’s proprietary rights to the same extent as United States laws. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Litigation could result in substantial costs and diversion of Serena’s resources and could materially adversely affect our business, operating results, and financial condition.

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

Employees

As of January 31, 2005, SERENA had 744 full-time employees, 204 of whom were engaged in research and development, 252 in sales and marketing, 170 in consulting, education and customer and document support, and 118 in finance, administration and operations. Our future performance depends in significant part upon the continued service of our key technical, sales and senior management personnel. The loss of the services of one or more of our key employees could materially adversely affect our business, operating results and financial condition. Our future success also depends on our continuing ability to attract, train and retain highly qualified technical, sales and managerial personnel. Competition for such personnel is intense, and we may not be able to retain our key personnel in the future. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

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

Item 2.    Properties

Our principal administrative, sales, marketing, consulting, education, customer support and research and development facilities are located at our headquarters in San Mateo, California and in Hillsboro, Oregon. SERENA currently occupies an aggregate of approximately 27,000 square feet of office space in the San Mateo facility, 64,000 square feet of office space in the Hillsboro facility, 20,000 square feet of office space in the St. Albans facility in the U.K., 17,000 square feet of office space in the Colorado Springs facility, and 12,000 square feet of office space in the Woodland Hills facility under leases with terms running through March 2008, May 2011, April 2006, July 2006 and May 2006, respectively. Management believes its current facilities will be adequate to meet SERENA’s needs for at least the next twelve months. We believe that suitable additional facilities will be available in the future as needed on commercially reasonable terms.

SERENA also leases office space for sales and marketing in various locations throughout North America and has subsidiaries in Canada, the United Kingdom, Germany, France, Belgium, Sweden, the Netherlands, Italy, Switzerland, India, Australia, Korea, China, Japan and Singapore.

Item 3.    Legal Proceedings

Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

Not applicable.

Executive Officers and Directors of the Registrant

The following table sets forth certain information with respect to the executive officers and directors of the Company as of March 31, 2005.

Name	Age	Position
Douglas D. Troxel	60	Chief Technology Officer, Chairman of the Board and Director
Mark E. Woodward	46	President, Chief Executive Officer and Director
L. Evan Ellis, Jr.	50	Chief Operating Officer
Robert I. Pender, Jr.	47	Senior Vice President, Finance and Administration, Chief Financial Officer and Director
Vita A. Strimaitis	45	Senior Vice President, General Counsel and Secretary
Carl Theobald	34	Senior Vice President, Research and Development
Matthew DiMaria	43	Vice President, Marketing
J. Hallam Dawson (a)(b)(c)	68	Director
Gregory J. Owens (a)(b)	44	Director
David G. DeWalt (a)(c)	40	Director
Carl Bass (b)	47	Director

(a)	Member of Audit Committee
(b)	Member of Compensation Committee
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

Robert I. Pender, Jr. has served as a member of SERENA’s Board of Directors since June 2000 and as SERENA’s Senior Vice President, Finance and Administration, Chief Financial Officer since December 1997. From December 1996 until August 1997, Mr. Pender was Vice President, Finance of Mosaix, Inc., a customer interaction software company. From April 1993 until December 1996, Mr. Pender served in a variety of positions, most recently as Chief Financial Officer, with ViewStar Corporation, a client/server workflow software company that was acquired by Mosaix, Inc. in December 1996. Mr. Pender holds a B.A. in accounting from Baylor University and a M.S. in financial planning and tax from Golden Gate University.

Vita A. Strimaitis has served as SERENA’s Senior Vice President, General Counsel and Assistant Secretary since July 1997 and was appointed Corporate Secretary in November of 2000. Ms. Strimaitis also served as SERENA’s Director of Licensing from September 1996 until July 1997. From April 1995 until February 1996, Ms. Strimaitis was Vice President and General Counsel for Financial Benefit Group, an annuity insurance company. From August 1994 until April 1995, Ms. Strimaitis was a Senior Corporate Attorney for Uniforce Staffing Services, a professional services resources company. From June 1986 until January 1993, Ms. Strimaitis was Assistant General Counsel and Corporate Secretary for Pioneer Financial Services, Inc., an insurance holding company. Ms. Strimaitis holds a B.A. in political science and psychology from Loyola University and a J.D. from Northern Illinois University College of Law.

Carl Theobald has served as SERENA’s Senior Vice President, Research and Development since August 2004. From May 2002 to May 2004, Mr. Theobald was Vice President, Engineering for RubiconSoft, Inc., a demand management software company. From 1992 to 1994 and from 1997 to 2002, Mr. Theobald served in a variety of roles at Oracle Corporation, most recently as Vice President of CRM Product Development. From 1994 to 1997, Mr. Theobald served in a variety of roles, most recently as Senior Development Manager at Novasoft Inc., a document management and workflow software company. Mr. Theobald holds a B.S. in electrical engineering from Princeton University and an M.S. in engineering-economic systems from Stanford University.

Matthew DiMaria has served as SERENA’s Vice President, Marketing since February 2005. Mr. DiMaria was Senior Vice President of Marketing and Business Development for Everypath, a provider of mobile enterprise applications, from February 2001 to January 2005. From January 1998 to January 2001, Mr. DiMaria served as Vice President of Worldwide Marketing for Calico Commerce. Mr. DiMaria also served as Vice President of Americas Marketing at Symantec Corporation from March 1995 to December 1997. Mr. DiMaria served in a variety of marketing and sales positions with Ingres Corporation and Applied Data Research between 1984 and 1995. Mr. DiMaria holds a B.S. in information systems management from the University of Maryland.

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

Gregory J. Owens has served as a member of SERENA’s Board of Directors since March 2002. Mr. Owens currently serves as Chairman of the Board of Manugistics Group, Inc., a global provider of solutions for supply chain management. Prior to joining Manugistics, Mr. Owens served as Managing Partner for Logistics and Planning, as well as Managing Partner of Global Supply Chain Management, at Andersen Consulting (Accenture). Mr. Owens holds a B.S. in industrial management from the Georgia Institute of Technology.

David G. DeWalt has served as a member of SERENA’s Board of Directors since April 2003. Mr. DeWalt currently serves as President of the Documentum Software Division and Executive Vice President of EMC Corporation, the world leader in products, services and solutions for information storage and management. Mr. DeWalt served as President and CEO of Documentum before EMC acquired the company in 2003. Prior to joining Documentum, Mr. DeWalt was Founding Principal and Vice President of Eventus Software, a web content software company. Following the 1998 acquisition of Eventus by Segue Software Mr. DeWalt served as Segue’s Vice President of North American Sales. Before Eventus, Mr. DeWalt was Vice President of Sales and Marketing at Quest Software, a provider of performance management solutions. Prior to that, Mr. DeWalt held various positions in sales management with Oracle Corporation. Mr. DeWalt holds a B.S. in computer science and electrical engineering from the University of Delaware.

Carl Bass has served as a member of SERENA’s Board of Directors since January 2004. Mr. Bass currently serves as Chief Operating Officer of Autodesk, Inc., the world’s leading design software and digital content company. Previously, Mr. Bass served as Autodesk’s Senior Executive Vice President of the Design Solutions Group, and Chief Strategy Officer and Executive Vice President of Emerging Business. Prior to Autodesk’s acquisition of Buzzsaw, Mr. Bass was Buzzsaw’s Chairman, Chief Executive Officer and President. Prior to joining Autodesk, Mr. Bass co-founded Ithaca Software, the developers of HOOPS, which was acquired by Autodesk in 1994. Mr. Bass holds a B.S. in mathematics from Cornell University.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock has been traded on the Nasdaq National Market under the trading symbol “SRNA” since the Company’s initial public offering in February 1999. Prior to February 1999, there was no established public trading market for the Company’s Common Stock.

As of March 31, 2005, the Company had issued and outstanding 41,135,132 shares of its Common Stock held by 2,170 stockholders of record.

The following table sets forth the range of high and low sales prices for each period indicated,.

	High	Low
Fiscal Year Ending January 31, 2006:
First quarter (through March 31, 2005)	$24.420	$20.850
Fiscal Year Ended January 31, 2005:
Fourth quarter	$22.560	$17.380
Third quarter	$18.450	$14.200
Second quarter	$21.640	$14.500
First quarter	$23.140	$17.770
Fiscal Year Ended January 31, 2004:
Fourth quarter	$23.700	$16.500
Third quarter	$20.490	$14.650
Second quarter	$22.040	$15.700
First quarter	$17.110	$12.880

The market price of the Company’s Common Stock could be subject to significant fluctuations in the future based on a number of factors. See “Factors That May Affect Future Results—Our Share Price Has Been, and Will Likely Continue to Be, Volatile.”

Dividend Policy

The Company has never declared or paid cash dividends on its capital stock. The Company currently expects to retain future earnings, if any, for use in the operation and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

Not applicable.

Issuer Purchases of Equity Securities

A summary of the Company’s repurchases during the fourth quarter of the fiscal year ended January 31, 2005 is as follows:

Month	Repurchased Shares	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)
December 1, 2004 – December 31, 2004	580,000	$21.55	580,000	0

(1)	Stock Purchase Programs authorized by the Company’s Board of Directors expire at the end of the fiscal quarter in which they are approved. As a result, no shares are yet to be purchased under the programs authorized prior to January 31, 2005.

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

	Fiscal Year Ended January 31,
	2001	2002	2003	2004	2005
	(in thousands, except per share data)
Consolidated Statement of Income Data:
Revenue:
Software licenses	$58,037	$49,514	$44,250	$45,469	$85,350
Maintenance	37,227	41,812	44,476	51,050	98,558
Professional services	8,345	7,315	7,049	9,037	24,197

Total revenue	103,609	98,641	95,775	105,556	208,105

Cost of revenue:
Software licenses	1,600	931	1,224	668	3,149
Maintenance	5,610	5,448	5,548	6,378	11,420
Professional services	6,938	6,576	6,519	8,730	21,466
Amortization of acquired technology	2,253	4,324	4,324	6,513	14,051
Stock-based compensation	—	—	—	—	44

Total cost of revenue	16,401	17,279	17,615	22,289	50,130

Gross profit	87,208	81,362	78,160	83,267	157,975

Operating expenses:
Sales and marketing	27,154	29,357	26,361	29,158	64,343
Research and development	10,101	13,308	11,779	14,025	31,043
General and administrative	8,511	6,618	7,311	7,342	18,587
Stock-based compensation	223	135	23	—	686
Amortization of intangible assets, including goodwill through fiscal 2002	2,893	4,012	162	2,032	9,608
Acquired in-process research and development	2,972	—	—	—	10,400
Restructuring, acquisition and other charges	—	2,529	—	—	2,351

Total operating expenses	51,854	55,959	45,636	52,557	137,018

Operating income	35,354	25,403	32,524	30,710	20,957
Interest income	7,475	5,968	4,726	3,399	3,868
Interest expense	—	—	—	(413)	(3,300)
Amortization of debt issuance costs	—	—	—	(42)	(1,466)

Income before income taxes	42,829	31,371	37,250	33,654	20,059
Income taxes	18,575	12,862	14,096	12,303	10,573

Net income	$24,254	$18,509	$23,154	$21,351	$9,486

Net income per share:
Basic	$0.63	$0.46	$0.57	$0.54	$0.23

Diluted (2004 restated) (*)	$0.60	$0.46	$0.57	$0.52	$0.23

Weighted average shares used in per share calculations:
Basic	38,522	39,768	40,367	39,707	42,074

Diluted (2004 restated) (*)	40,729	40,760	40,854	41,637	52,713

Net income	$24,254	$18,509	$23,154	$21,351	$9,486
Plus: Income impact of assumed conversions
Tax effected interest, including amortization of debt issuance costs, on 1.5% convertible debentures	—	—	—	272	2,852

Adjusted net income for diluted net income per share calculation (*)	$24,254	$18,509	$23,154	$21,623	$12,338

	As of January 31,
	2001	2002	2003	2004	2005
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$112,658	$132,594	$143,074	$296,495	$150,108
Working capital	105,010	117,378	124,151	278,178	90,877
Total assets	203,818	231,070	264,523	473,661	695,119
Convertible subordinated debentures	—	—	—	220,000	220,000
Total other long-term liabilities	8,817	10,295	8,831	13,166	56,753
Total stockholders’ equity	157,145	184,776	212,962	195,278	297,616

(*)	Diluted net income per share and diluted weighted average shares used in the earnings per share calculations for fiscal 2004 and 2005 include the effect of common stock issuable upon the conversion of our 1.5% Convertible Subordinated Notes due 2023. The fiscal 2004 diluted net income per share and diluted weighted average shares used in the earnings per share calculations have been restated to reflect the adoption of EITF Issue No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share.” See Note 6(c) to the Consolidated Financial Statements for the basic and diluted net income per share computations for these periods. Also, see Note 5 to the Consolidated Financial Statements for more information on the Company’s 1.5% Convertible Subordinated Notes due 2023.

Certain reclassifications have been made to the consolidated statement of income data for the years ended January 31, 2001, 2002, 2003 and 2004 to conform to the presentation adopted for the year ended January 31, 2005. These reclassifications had an immaterial impact on the prior reported balances and no impact on total revenues, income from operations, or net income.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Consolidated Financial Statements of SERENA and the notes thereto included elsewhere in this report. Our discussion contains forward-looking statements under the Private Securities Reform Act of 1995 which include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements contained in this report that are not historical facts. When used in this report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions. Factors that could cause or contribute to such differences include but are not limited to, the percentage of license revenue typically closed at the end of each quarter making estimation of operating results prior to the end of the quarter extremely uncertain; our ability to successfully integrate our acquisition of Merant plc; economic conditions worldwide which may continue to affect the overall demand for software and services, which has resulted in and could result in decreased revenues or lower revenue growth rates in the future; changes in revenue mix and seasonality; dependence on revenues from our installed base; continued demand for additional mainframe MIPS capacity; expansion of our international organizations; and our ability to manage our growth and those set forth under “Factors That May Affect Future Results” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Business”, and elsewhere in, or incorporated by reference into, this report. We assume no obligation to update the forward-looking information contained in this report.

Overview

SERENA Software, Inc. is the largest company solely focused on managing change in the IT environment. Serena’s products and services automate process and control change for teams managing development, web content, and IT infrastructure. SERENA provides software that automates change to enterprise applications. SERENA’s Enterprise Change Management (“ECM”) products manage the Software Change Management (“SCM”) process throughout the entire application development lifecycle across multiple platforms—from the mainframe to the Web. SERENA was founded in 1980 and we introduced our first SCM product, Comparex, in 1981. Since then, SERENA has developed a full suite of mainframe products, including ChangeMan ZMF which was introduced in 1988. In June 1999, SERENA introduced Serena® ChangeMan® DS, a distributed systems product providing an end-to-end solution to SCM across the enterprise from the mainframe to the desktop to the Web. IT managers use our products to track software changes during the software application design and development process, manage separate programming teams that are concurrently developing and enhancing applications, and oversee the deployment of the software applications across both the mainframe and distributed systems environments. In June 2003, we introduced TeamTrack, a distributed systems product from our TeamShare acquisition providing leading-edge issue and request management technology; in September 2003, we announced the next-generation advanced framework for Application Life Cycle Management, the SAFE™ Framework (Serena’s Application Framework for Enterprises) which will significantly affect enterprise operations by facilitating cross-process integration; and in November 2003, we introduced TeamTrack version 6, our first product to deliver on the Next-Generation SAFE Framework.

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

Upon completion of the compulsory acquisition procedure, the Company acquired 100% of Merant’s outstanding common stock, thereby acquiring all of its assets and liabilities. The total purchase price was $417.8 million and consisted of a combination of cash totaling $267.0 million, approximately 5.9 million shares of SERENA common stock valued at $120.5 million, and acquisition related costs including employee severance and other costs and the fair value of options assumed totaling $30.3 million. See Note 11 of Notes to Consolidated Financial Statements for more information regarding the Merant acquisition and the purchase price allocation.

The primary reasons for the acquisition and the factors that contributed to a purchase price that resulted in recognition of a significant amount of goodwill included the large installed base that provided the combined companies with distribution leverage to cross sell products, expand into new geographies, create new opportunities in channel development and generate a profitable and steady maintenance stream.

In June 2004, the Company acquired the technology, assets, associated expertise and customer base for Integrated Chipware’s RTM product, one of the industry’s leading requirements management solutions for $3.8 million. In connection with the acquisition, which has been accounted for as an acquisition of a business, the Company has capitalized $4.3 million of acquired technology associated with the RTM product and has recorded an accrual of $0.2 million for restructuring and acquisition-related charges. There was no goodwill recorded in the business acquisition. The acquired technology will be amortized over its economic useful life of three years. Also in connection with the acquisition, the Company acquired certain selected assets and assumed certain liabilities including selected trade receivables and deferred maintenance contracts which have been recorded at their fair values.

The Company’s acquisition of RTM, which is a powerful solution for requirements engineering and design traceability that delivers the flexibility, scalability and ease of use necessary to address a broad range of enterprise projects, expanded its application lifecycle solution. This new offering is a part of the Company’s SAFE strategic vision to meet critical customer needs for comprehensive lifecycle management.

In October 2004, the FASB ratified the consensus reached by the EITF with respect to EITF Issue No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share.” In accordance with EITF Issue 04-8, potential shares issuable under contingently convertible securities with a market price trigger should be accounted for the same way as other convertible securities and included in the diluted earnings per share computation, regardless of whether the market price trigger has been met. Upon our adoption of EITF Issue No. 04-8 in the fourth quarter of fiscal 2005, 9,912,694 shares issuable from the conversion of our 1 ½% Convertible Subordinated Notes due on December 15, 2023 (the “Notes”) have been included in the diluted earnings per share calculations for fiscal 2005 and 2004, using the “if converted” method. As required by the consensus, we have restated our diluted earnings per share calculation for fiscal 2004, when the original instrument was issued. See Note 5 to the Consolidated Financial Statements for additional information regarding the Notes. These common shares will continue to be considered in our diluted earnings per share calculation until the Notes are redeemed, retired or, under certain circumstances, amended.

SERENA has experienced increases in total revenues in the past two fiscal years as total revenues increased from $95.8 million in fiscal 2003 to $105.6 and $208.1 million in fiscal 2004 and fiscal 2005, respectively. The increase in fiscal 2005 over fiscal 2004 was due to the Company’s acquisition of Merant plc in the first quarter of fiscal 2005. In the two fiscal years ended January 31, 2003 and 2002, SERENA had experienced decreases in total revenue as total revenues went from $103.6 million in fiscal 2001 to $98.6 million and $95.8 million in fiscal 2002 and fiscal 2003, respectively. The overall demand for the Company’s software depends in large part on general and economic business conditions. The general weakening of the worldwide economy and resulting slowdown in IT spending in fiscal 2003 and 2004 contributed to the overall decrease in total revenues. In general, demand had been increasing as a result of greater awareness of and need for automated third party SCM solutions. We derive our revenue from software licenses, maintenance and professional services.

For the full fiscal year ending January 31, 2005, 64% of our software license revenue came from our distributed systems products and 36% from our mainframe products. Our distributed systems products are licensed on a per user seat basis. Software products are also typically priced based on a perpetual license agreement, which entitles a customer to use the product on an ongoing basis. Customers typically purchase the mainframe products under Million Instructions Per Second, or MIPS-based, perpetual licenses. Mainframe software products and applications are usually priced based on hardware computing capacity. The higher a hardware’s MIPS capacity, the more expensive a software license will be. Customers increasing their MIPS capacity are required to purchase an additional software license when upgrading the hardware. Initial mainframe license transactions generally include one year of software maintenance and support. Any factors adversely affecting the pricing of, demand for or market acceptance of our mainframe or distributed systems products, such as competition or technological change, could materially adversely affect our business, operating results and financial condition. See “Factors That May Affect Future Results—Our Business Is Dependent on the Continued Market for IBM and IBM-Compatible Mainframes, and —Our License Revenues from Products for Distributed Systems May Fluctuate.”

We also provide ongoing maintenance, which includes technical support, version upgrades and enhancements, for an annual fee of approximately 21% of the discounted list price of the licensed product for our distributed systems products and approximately 17% to 18% of the discounted list price of the licensed product for our mainframe products. We recognize maintenance revenue over the term of the maintenance contract on a straight-line basis.

Professional services revenue is derived from consulting and educational services, including implementation of licensed software, specialized consulting services such as “best practices” SCM design, and education courses for SERENA’s products. Our professional services are typically billed on a time and materials basis and revenue is recognized as the related services are performed. Maintenance revenue and professional services revenue have lower gross profit margins than software license revenue as a result of the costs inherent in operating our customer support and professional services organizations.

Historically, SERENA’s revenue has been generally attributable to sales in North America, Europe and to a lesser extent Asia Pacific. Revenue attributable to sales in North America accounted for approximately 69% of SERENA’s total revenue in fiscal 2005 and 71% of SERENA’s total revenue in both fiscal 2004 and fiscal 2003.

Our international revenue is attributable principally to our European operations. International sales represented approximately 31% in fiscal 2005 and 29% in both fiscal 2004 and fiscal 2003 of SERENA’s total revenue. International revenue growth in fiscal 2005, when compared to 2004, and in fiscal 2004, when compared to 2003, was 107% and 11%, respectively. In fiscal 2003, the Company entered several large transactions with one international customer. This single customer accounted for 13% of total revenue in fiscal 2003. No single customer accounted for 10% or more of total revenue in fiscal 2004 or 2005.

We anticipate that international revenue will increase as a percentage of total revenue in the future as overseas economic conditions improve and we expand our presence in the Asia Pacific region. Any expansion of our international operations will be subject to a variety of risks that could materially adversely affect our business, operating results and financial condition. See “Factors That May Affect Future Results—We Intend to

Expand Our International Operations and May Encounter a Number of Problems in Doing So; There Are Also a Number of Factors Associated with International Operations that Could Adversely Affect Our Business.” International sales are generally denominated in local currencies, principally the British pound and euro. Should SERENA’s international sales and operations expand, we anticipate that our exposure to foreign currency fluctuations will increase. See “Factors That May Affect Future Results—Fluctuations in the Value of Foreign Currencies Could Result in Currency Transaction Losses for SERENA.”

We expect operating expenses to increase in the future as we continue to develop new and enhanced versions of our distributed systems product suite, increase our sales and marketing activities, expand our distribution channels, and pursue strategic relationships and acquisitions. Any failure by SERENA to significantly increase revenue as we implement these initiatives could materially adversely affect our business, operating results and financial condition. See “Factors That May Affect Future Results—We Expect that Our Operating Expenses Will Increase in the Future and These Increased Expenses May Adversely Affect Our Future Operating Results and Financial Condition.”

Critical Accounting Policies and Estimates

This MD&A is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. In many instances, we could have reasonably used different accounting estimates, and in other instances changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from the estimates made by us. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation of our financial condition or results of operations could be affected.

On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, trade accounts receivable and allowance for doubtful accounts, impairment or disposal of long-lived assets, and accounting for income taxes, among other things. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We refer to accounting estimates of this type as critical accounting policies, which are discussed further below.

In addition to these estimates and assumptions that we utilize in the preparation of historical financial statements, the inability to properly estimate the timing and amount of future revenues could significantly affect our future operations. We must make assumptions and estimates as to the timing and amount of future revenue. Specifically, our sales personnel monitor the status of all proposals, including the estimated closing date and potential dollar amount of such transactions. We aggregate these estimates periodically to generate a sales pipeline and then evaluate the pipeline to identify trends in our business. This pipeline analysis and related estimates of revenue may differ significantly from actual revenues in a particular reporting period as the estimates and assumptions were made using the best available data at the time, which is subject to change. Specifically, slowdowns in the global economy and information technology spending has caused and may continue to cause customer purchasing decisions to be delayed, reduced in amount or cancelled, all of which have reduced and could continue to reduce the rate of conversion of the pipeline into contracts. A variation in the pipeline or the conversion rate of the pipeline into contracts could cause us to plan or budget inaccurately and thereby could adversely affect our business, financial condition or results of operations. In addition, because a substantial portion of our software license contracts close in the latter part of a quarter, we may not be able to adjust our cost structure to respond to a variation in the conversion of the pipeline in a timely manner, and thereby the delays may adversely and materially affect our business, financial condition or results of operations.

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

The Company sells its products to its end users and distributors under license agreements or purchase orders. Software license revenue from license agreements or purchase orders is recognized upon receipt and acceptance of a signed contract or purchase order and delivery of the software, provided the related fee is fixed and determinable and collectibility of the revenue is probable. If an acceptance period is required, revenue is recognized upon the earlier of customer acceptance or the expiration of the acceptance period, as defined in the applicable software license agreement. Each new mainframe license includes maintenance, which includes the right to receive telephone support, “bug fixes” and unspecified upgrades and enhancements, for a specified duration of time, usually one year. The fee associated with such agreements is allocated between software license revenue and maintenance revenue based on the residual method.

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

The Company completed this test during the fourth quarters of fiscal 2003, fiscal 2004 and fiscal 2005, and the Company has not recorded an impairment loss on goodwill.

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

Historical Results of Operations

The following table sets forth the historical results of operations for SERENA expressed as a percentage of total revenue and are not necessarily indicative of the results for any future period. Historical results include the post-acquisition results of TeamShare from June 5, 2003, Merant from April 23, 2004, and the RTM product from June 21, 2004.

	Percentage of Revenue Fiscal Year Ended January 31,
	2003	2004	2005
Revenue:
Software licenses	46%	43%	41%
Maintenance	47%	48%	47%
Professional services	7%	9%	12%

Total revenue	100%	100%	100%

Cost of revenue:
Software licenses	1%	1%	2%
Maintenance	6%	6%	5%
Professional services	7%	8%	10%
Amortization of acquired technology	4%	6%	7%

Total cost of revenue	18%	21%	24%

Gross profit	82%	79%	76%

Operating expenses:
Sales and marketing	28%	28%	31%
Research and development	12%	13%	15%
General and administrative	8%	7%	9%
Amortization of intangible assets	—	2%	5%
Acquired in-process research and development	—	—	5%
Restructuring, acquisition and other charges	—	—	1%

Total operating expenses	48%	50%	66%

Operating income	34%	29%	10%
Interest income	5%	3%	2%
Interest expense	—	—	-1%
Amortization of debt issuance costs	—	—	-1%

Income before income taxes	39%	32%	10%
Income taxes	15%	12%	5%

Net income	24%	20%	5%

Comparison of Fiscal Years Ended January 31, 2003, 2004 and 2005

Revenue

SERENA’s total revenue was $95.8 million, $105.6 million and $208.1 million in fiscal 2003, 2004 and 2005, respectively, representing increases of 10% from fiscal 2003 to 2004 and 97% from fiscal 2004 to 2005.

The following table summarizes software licenses, maintenance and professional services revenues for the periods indicated (in thousands, except percentages):

	Fiscal Years Ended January 31,			Fiscal 2004 vs. 2003 Increase (Decrease)		Fiscal 2005 vs. 2004 Increase (Decrease)
	2003	2004	2005	In Dollars	In %	In Dollars	In %
Revenue:
Software licenses	$44,250	$45,469	$85,350	$1,219	3%	$39,881	88%
Maintenance	44,476	51,050	98,558	6,574	15%	47,508	93%
Professional Services	7,049	9,037	24,197	1,988	28%	15,160	168%

Total revenue	$95,775	$105,556	$208,105	$9,781	10%	$102,549	97%

Software Licenses.    Software licenses revenue was $44.3 million, $45.5 million and $85.4 million in fiscal 2003, 2004 and 2005, representing 46%, 43% and 41% of total revenue, respectively. Software licenses revenue increased $1.2 million, or 3%, from fiscal 2003 to 2004 and $39.9 million, or 88%, from fiscal 2004 to 2005. The increase in fiscal 2004, when compared to fiscal 2003, consists of increased distributed systems license revenue of $4.3 million, largely from sales of TeamTrack coming from our TeamShare acquisition in the second quarter of fiscal 2004, and an increase in ChangeMan mainframe license revenue totaling approximately $0.8 million; all partially offset by a decrease in the StarTool family of products license revenue totaling approximately $3.9 million due to a large StarTool transaction with a single international customer in the third quarter of fiscal 2003. The increase in fiscal 2005, when compared to fiscal 2004, consists of increases in our distributed systems license revenue totaling approximately $41.3 million and increases in our StarTool family of products totaling approximately $1.5 million; all partially offset by decreases in our ChangeMan mainframe license revenue totaling approximately $2.9 million. The $41.3 million increase in our distributed systems license revenue was in large part the result of our acquisitions of Merant plc and TeamShare. In particular, our core Application Lifecycle Management products continue to make up a significant portion of our total software license revenue. Combined, they accounted for $26.1 million, $31.2 million and $69.6 million in fiscal 2003, 2004 and 2005, representing 59%, 69% and 81% of total software license revenue, respectively. Distributed systems products accounted for $54.4 million, or 64%, of total software licenses revenue in fiscal 2005 as compared to $13.1 million, or 29%, and $8.8 million, or 20%, in fiscal 2004 and 2003, respectively. The Company expects that its distributed systems revenues will increase, and that ChangeMan DS, Dimensions, TeamTrack, and the Professional family of products will continue to account for a substantial portion of software licenses revenue in the future. We may experience slower growth in license revenue in the future.

Maintenance.    Maintenance revenue was $44.5 million, $51.1 million and $98.6 million in fiscal 2003, 2004 and 2005, representing 47%, 48% and 47% of total revenue, respectively. Maintenance revenue increased $6.6 million, or 15%, from fiscal 2003 to 2004 and $47.5 million, or 93%, from fiscal 2004 to 2005. The dollar increases reflect consistent renewal rates and growth in installed software licenses base, as new licenses generally include one year of maintenance, renewals of maintenance agreements by existing customers and, to a lesser extent, maintenance price increases; all partially offset by some cancellations in mainframe tool maintenance contracts. The increase in fiscal 2005, when compared to fiscal 2004, was due to our acquisition of Merant in the first quarter of fiscal 2005 which accounted for approximately 80% of the increase. We expect maintenance revenue to grow slightly in absolute dollars in the near term.

Professional Services.    Professional services revenue was $7.0 million, $9.0 million and $24.2 million in fiscal 2003, 2004 and 2005, representing 7%, 9% and 12% of total revenue, respectively. Professional services revenue increased $2.0 million, or 28%, from fiscal 2003 to 2004 and $15.2 million, or 168%, from fiscal 2004 to 2005. The dollar and percentage increase in fiscal 2004 when compared to fiscal 2003 is predominantly due to an improvement in our consulting business which began in the second quarter of fiscal 2004 fueled in part by an increased number of large engagements. The dollar and percentage increase in fiscal 2005 when compared to fiscal 2004 was in large part due to our acquisition of Merant plc together with continued improvement in our consulting business fueled in part by continued increases in a number of large engagements. In general, professional services revenue is attributable to consulting opportunities resulting from our installed customer base and our expanded consulting service capabilities; all partially offset by price pressures on consulting rates, and the deferral of existing consulting projects. We expect professional services revenue to remain relatively constant as a percentage of total revenue in the near term.

Cost of Revenue

Cost of revenue, which consists of cost of software licenses, cost of maintenance, cost of professional services and amortization of acquired technology was $17.6 million, $22.3 million and $50.1 million in fiscal 2003, 2004 and 2005, representing 18%, 21% and 24% of total revenue, respectively. Cost of revenue increased $4.7 million, or 27%, from fiscal 2003 to 2004 and $27.8 million, or 125%, from fiscal 2004 to 2005. As a percentage of total revenue, cost of revenue has increased year over year predominantly due to increases in amortization of acquired technology resulting from our acquisitions of TeamShare, Merant plc and the RTM product. To a lesser extent, the year over year increase in cost of revenue as a percentage of total revenue was due to a margin decline in professional services in fiscal 2004 over 2003 due to the general weakening of the economy and price pressures on consulting rates, and a decline in the software licenses margin in fiscal 2005 over 2004 due to higher third party royalties; all partially offset by margin improvement in professional services in fiscal 2005 over 2004.

The following table summarizes cost of revenue for the periods indicated (in thousands, except percentages):

	Fiscal Years Ended January 31,			Fiscal 2004 vs. 2003 Increase (Decrease)		Fiscal 2005 vs. 2004 Increase (Decrease)
	2003	2004	2005	In Dollars	In %	In Dollars	In %
Cost of revenue:
Software licenses	$1,224	$668	$3,149	$(556)	(45)%	$2,481	371%
Maintenance	5,548	6,378	11,420	830	15%	5,042	79%
Professional Services	6,519	8,730	21,466	2,211	34%	12,736	146%
Amortization of acquired technology	4,324	6,513	14,051	2,189	51%	7,538	116%
Stock-based compensation	—	—	44	—	—	44	—

Total cost of revenue	$17,615	$22,289	$50,130	$4,674	27%	$27,841	125%

Percentage of total revenue	18%	21%	24%

Software Licenses.    Cost of software licenses consists principally of fees associated with integrating third party technology into our distributed systems products, namely our ChangeMan DS products and Professional and Dimensions products from our Merant acquisition, and fees associated with our StarTool FDM product through the second quarter of fiscal 2004, and to a lesser extent, salaries, bonuses and other costs associated with our product release organization, Cost of software licenses was $1.2 million, $0.7 million and $3.1 million in fiscal 2003, 2004 and 2005, representing 3%, 1% and 4% of total software licenses revenue, respectively. Cost of software licenses decreased $0.5 million, or 45%, from fiscal 2003 to 2004 and increased $2.4 million, or 371%, from fiscal 2004 to 2005. The decrease in absolute dollar terms and as a percentage of total software licenses revenue in fiscal 2004, when compared to fiscal 2003, is primarily due to the elimination of royalties related to our StarTool FDM product beginning in the third quarter of fiscal 2004. The increase in absolute dollar terms and as a percentage of total software licenses revenue in fiscal 2005, when compared to fiscal 2004, is due to increased sales of our distributed systems products, which include fees associated with integrating third party technology due to our acquisition of Merant plc.

Maintenance.    Cost of maintenance consists primarily of salaries, bonuses and other costs associated with our customer support organizations. Cost of maintenance was $5.5 million, $6.4 million and $11.4 million in fiscal 2003, 2004 and 2005, respectively, representing 12% of total maintenance revenue in each year. Cost of maintenance increased $0.9 million, or 15%, from fiscal 2003 to 2004 and increased $5.0 million, or 79%, from fiscal 2004 to 2005. The dollar increases are due to increases in salaries, benefits and other employee related expenses associated with our customer support organizations as a result of the growth in support personnel headcount to support growth in both maintenance revenue and our installed customer base. The dollar increase in fiscal 2005, when compared to fiscal 2004, was in large part driven by our acquisition of Merant plc.

Professional Services.    Cost of professional services consists of salaries, bonuses and other costs associated with supporting our professional services organization. Cost of professional services was $6.5 million, $8.7 million and $21.5 million in fiscal 2003, 2004 and 2005, representing 92%, 97% and 89% of total professional services revenue, respectively. Cost of professional services increased $2.2 million, or 34%, from fiscal 2003 to 2004 and $12.8 million, or 146%, from fiscal 2004 to 2005. The dollar increases are due to an increase in salaries, benefits and other employee related expenses associated with our professional services organization to support higher professional services revenue and increases in third party contractor costs. The dollar increase in fiscal 2005, when compared to fiscal 2004, was in large part driven by our acquisition of Merant plc. As a percentage of total professional services revenues, the cost of professional services increased in fiscal 2004 when compared to fiscal 2003 due to the continued weak U.S. economy, price pressures on consulting rates and increases in third party contractor costs. In fiscal 2005, when compared to fiscal 2004, the cost of professional services as a percentage of professional services revenues decreased as a result of improvement in our consulting business fueled in part by increases in a number of large engagements.

Amortization of Acquired Technology.    In connection with various prior acquisitions and most recently TeamShare, Merant plc and the RTM technology, the Company has recorded $86.7 million in acquired technologies, offset by amortization totaling $31.7 million as of January 31, 2005. Amortization of acquired technology was $4.3 million, $6.5 million and $14.1 million in fiscal 2003, 2004 and 2005, respectively. Amortization of acquired technology increased $2.2 million, or 51%, from fiscal 2003 to 2004 and $7.6 million, or 116%, from fiscal 2004 to 2005. The dollar increase in fiscal 2004, when compared to fiscal 2003, was due to the acquired technology recorded in connection with the Company’s acquisition of TeamShare. The dollar increase in fiscal 2005, when compared to fiscal 2004, was predominantly due to the acquired technology recorded in connection with the Company’s acquisition of Merant plc which accounted for approximately 76% of the increase, and to a lesser extent and in equal proportion, the acquired technology recorded in connection with the Company’s acquisitions of TeamShare and the RTM product. The Company expects to record amortization of acquired technology totaling $15.7 million, $13.0 million and $9.6 million in fiscal 2006, 2007 and 2008, respectively. See Notes 3, 11 and 13 of Notes to Consolidated Financial Statements for additional information related to amortization of acquired technology and the acquisitions of Merant and the RTM technology from Integrated Chipware.

Operating Expenses

The following table summarizes operating expenses for the periods indicated (in thousands, except percentages):

	Fiscal Years Ended January 31,			Fiscal 2004 vs. 2003 Increase (Decrease)		Fiscal 2005 vs. 2004 Increase (Decrease)
	2003	2004	2005	In Dollars	In %	In Dollars	In %
Operating expenses:
Sales & marketing	$26,361	$29,158	$64,343	$2,797	11%	$35,185	121%
Research & development	11,779	14,025	31,043	2,246	19%	17,018	121%
General & administrative	7,311	7,342	18,587	31	—	11,245	153%
Stock-based compensation	23	—	686	(23)	(100)%	686	—
Amortization of intangible assets	162	2,032	9,608	1,870	( *)	7,576	( *)
Acquired in-process research & development	—	—	10,400	—	—	10,400	—
Restructuring, acquisition and other charges	—	—	2,351	—	—	2,351	—

Total operating expenses	$45,636	$52,557	$137,018	$6,921	15%	$84,461	161%

Percentage of total revenue	48%	50%	66%

(*)	Percentage is not meaningful

Sales and Marketing.    Sales and marketing expenses consist primarily of salaries, commissions and bonuses, payroll taxes and employee benefits as well as travel, entertainment and marketing expenses. Sales and marketing expenses were $26.4 million, $29.2 million and $64.3 million in fiscal 2003, 2004 and 2005, representing 28%, 28% and 31% of total revenue, respectively. Sales and marketing expenses increased $2.8 million, or 11%, from fiscal 2003 to 2004 and $35.1 million, or 121%, from fiscal 2004 to 2005. The dollar increase in fiscal 2004, when compared to fiscal 2003, is due to the expansion of our direct sales and marketing organizations to support license revenue growth, and to a lesser extent, salary, benefits and other employee related cost increases associated with our TeamShare acquisition. The dollar increase in fiscal 2005, when compared to fiscal 2004, is due to our acquisition of Merant plc, and to a lesser extent, the expansion of our direct sales and marketing organizations to support license revenue growth, and benefits and other employee related cost increases associated with our TeamShare acquisition and our acquisition of the RTM product. In fiscal 2005, when compared to fiscal 2004, sales and marketing expenses as a percentage of total revenue increased as the rate of growth in sales and marketing expenses was greater than the rate of growth in total revenue, in part fueled by our acquisitions of Merant plc, TeamShare and the RTM product. In absolute dollar terms, we expect sales and marketing expenses to increase as we continue to hire additional sales and marketing personnel, market our distributed systems products and undertake additional marketing programs.

Research and Development.    Research and development expenses consist primarily of salaries, bonuses, payroll taxes and employee benefits and costs attributable to research and development activities. Research and development expenses were $11.8 million, $14.0 million and $31.0 million in fiscal 2003, 2004 and 2005, representing 12%, 13% and 15% of total revenue, respectively. Research and development expenses increased $2.2 million, or 19%, from fiscal 2003 to 2004 and $17.0 million, or 121%, from fiscal 2004 to 2005. The dollar increase in fiscal 2004, when compared to fiscal 2003, was primarily due to increased costs generally associated with the expansion of our research and development efforts to enhance existing products and develop our distributed systems products and the Company’s acquisition of TeamShare. The dollar increase in fiscal 2005, when compared to fiscal 2004, was primarily due to our acquisition of Merant plc which accounted for approximately 85% of the increase, and to a lesser extent, increased costs generally associated with the expansion of our research and development efforts to enhance existing products and develop our distributed systems products and the Company’s acquisitions of TeamShare and the RTM product. Research and development expenses as a percentage of total revenue increased in fiscal 2004, when compared to fiscal 2003, and in fiscal 2005, when compared to fiscal 2004, due to the rate of growth in research and development expenses being greater than the rate of growth in total revenue, in part fueled by our acquisitions of Merant plc, TeamShare and the RTM product. We expect research and development expenses to increase, both in absolute dollar terms and as a percentage of total revenue, as we continue to hire additional research and development personnel primarily to develop our distributed systems product suite.

General and Administrative.    General and administrative expenses consist primarily of salaries, bonuses, payroll taxes and benefits and certain non-allocable administrative costs, including legal and accounting fees and bad debts. General and administrative expenses were $7.3 million, $7.3 million and $18.6 million in fiscal 2003, 2004 and 2005, respectively, representing 8%, 7% and 9% of total revenue, respectively. General and administrative expenses remained essentially the same in fiscal 2003 and 2004, and increased $11.3 million, or 153%, from fiscal 2004 to 2005. In fiscal 2004, when compared to fiscal 2003, the dollar amount was unchanged as general increases in infrastructure and insurance costs were offset by a decrease in foreign currency exchange losses. In fiscal 2005, when compared to fiscal 2004, general and administrative costs increased in absolute dollars and as a percentage of total revenue primarily as a result of our acquisition of Merant plc, and to a lesser extent, increased costs associated with the Company’s Sarbanes-Oxley compliance activities. We expect general and administrative expenses to decrease in absolute dollar terms as our ongoing Sarbanes-Oxley costs are reduced in the future.

Stock-Based Compensation.    In connection with the Company’s acquisition of Merant plc, the Company recorded $1.8 million in deferred stock-based compensation reflecting the intrinsic value of the stock options assumed in the acquisition. The deferred stock-based compensation is being amortized over four years under an accelerated method whereby approximately $0.9 million, $0.5 million, $0.3 million and $0.1 million will be amortized to expense in the first, second, third and fourth years, respectively. As of January 31, 2005, the Company has amortized $0.7 million in deferred stock-based compensation and has $1.1 million remaining to be amortized.

Amortization of Intangible Assets.    In connection with various prior acquisitions, most recently TeamShare and Merant plc, the Company has recorded $65.3 million in identifiable intangible assets, offset by amortization totaling $12.6 million as of January 31, 2005. Of the total intangible assets, $0.2 million, $2.0 million and $9.6 million was amortized in fiscal 2003, 2004 and 2005, respectively. Amortization of intangible assets increased $1.8 million from fiscal 2003 to 2004 and $7.6 million from fiscal 2004 to 2005. The dollar increase in fiscal 2004, when compared to fiscal 2003, was due to the Company’s acquisition of TeamShare which added $5.2 million in amortizable intangible assets. The dollar increase in fiscal 2005, when compared to fiscal 2004, was almost exclusively due to the Merant plc acquisition, which added $59.3 million in amortizable intangible assets and, to a lesser extent, the TeamShare acquisition. Amortization of intangible assets will be approximately $10.5 million, $9.3 million and $8.7 million in fiscal 2006, 2007 and 2008, respectively. See Notes 1, 3 and 11 of Notes to Consolidated Financial Statements for additional information related to amortization of intangible assets and the Merant acquisition.

Acquired In-Process Research and Development.    In connection with the Company’s acquisition of Merant plc, the Company recognized a charge in the first quarter of fiscal 2005 of $10.4 million for acquired in-process research and development. See Note 12 of Notes to Consolidated Financial Statements for additional information related to the acquired in-process research and development charge.

Restructuring, acquisition and other charges.    In connection with the Company’s acquisition of Merant plc, the Company has incurred and expects to continue to incur restructuring, acquisition and other charges related to the acquisition that are not part of the Company’s ongoing operations. Such charges have included and will include certain employee payroll, severance and other employee related costs associated with transitional activities that are not part of ongoing operations, and travel and other direct costs associated with integrating the two companies. The Company incurred $2.4 million of these charges in the current fiscal year, and expects that similar charges, although to a much lesser extent as such activities wind down, will be incurred going forward into the first quarter of fiscal 2006.

Interest Income, Interest Expense and Amortization of Debt Issuance Costs

The following table summarizes total other income (expense) for the periods indicated (in thousands, except percentages):

	Fiscal Years Ended January 31,			Fiscal 2004 vs. 2003 Increase (Decrease)		Fiscal 2005 vs. 2004 Increase (Decrease)
	2003	2004	2005	In Dollars	In %	In Dollars	In %
Other income (expense)
Interest income	$4,726	$3,399	$3,868	$(1,327)	(28)%	$469	14%
Interest expense	—	(413)	(3,300)	(413)	—%	(2,887)	(	*)
Amortization of debt	—	(42)	(1,466)	(42)	—%	(1,424)	(	*)
issuance cost

Total other income (expense)	$4,726	$2,944	$(898)	$(1,728)	(37)%	$(3,842)	(130)%

Percentage of total revenue	5%	3%	—%

(*)	Percentage is not meaningful

Interest Income.    Interest income was $4.7 million, $3.4 million and $3.9 million in fiscal 2003, 2004 and 2005, respectively, representing a decrease of $1.3 million, or 28%, in fiscal 2004 over 2003 and an increase of $0.5 million, or 14%, in fiscal 2005 over 2004. The dollar decrease in fiscal 2004, when compared to fiscal 2003, is due to reduced market interest rates and decreases in cash balances of $54.7 million due to the Company’s stock repurchase program implemented throughout fiscal 2004 and $19.4 million due to the TeamShare acquisition, all partially offset by increases in balances on interest-bearing accounts, such as cash and cash equivalents, and both short and long-term investments, resulting from the accumulation of earnings. The dollar increase in fiscal 2005, when compared to fiscal 2004, is generally due to increases in balances on interest-bearing accounts, such as cash and cash equivalents, and both short and long-term investments, resulting from our offering of the Notes late in fiscal 2004 which raised approximately $203.7 million, net of costs and restricted cash, and the accumulation of earnings, all partially offset by decreases in cash balances of $199.2 million, net of cash received and acquisition-related costs paid associated with the Company’s acquisition of Merant plc and $43.1 million due to the Company’s stock repurchase program implemented throughout fiscal 2005.

Interest Expense.    The Company recorded interest expense totaling $0.4 million and $3.3 million in fiscal 2004 and 2005, respectively, in connection with the Company’s offering of the Notes in the fourth fiscal quarter of 2004 in which it raised $213.3 million in cash, net of costs. See “Liquidity and Capital Resources” for a description of the Notes.

Amortization of Debt Issuance Costs.    In connection with the Notes, the Company recorded in the fourth quarter of fiscal 2004 $6.7 million in debt issuance costs, which will be amortized over 5 years, the term of the initial put option by the Note holders. As of January 31, 2005, the Company had approximately $5.2 million in unamortized debt issuance costs and had amortized approximately $0.1 million and $1.4 million in fiscal 2004 and 2005, respectively. Amortization of debt issuance costs will be $1.34 million annually going forward through December 15, 2008, when the initial put option expires, or earlier, upon conversion of the notes.

Income Taxes

Income Taxes.    Income taxes were $14.1 million, $12.3 million and $10.6 million in fiscal 2003, 2004 and 2005, representing effective income tax rates of 38%, 37% and 53%, respectively. Excluding the impact of the one-time in-process research and development charge of $10.4 million in the first quarter of fiscal 2005, the effective income tax rate for fiscal 2005 was 35%. The Company’s effective income tax rate, excluding the one-time in-process research and development charge, has decreased annually. The effective income tax rate decreases year over year are in part due to increases in research and experiment tax credits as a result of the TeamShare acquisition in the second quarter of fiscal 2004 and the Merant acquisition in the first quarter of fiscal 2005. SERENA’s effective income tax rate has historically benefited from the United States research and experimentation tax credit and tax benefits generated from export sales made from the United States.

Liquidity and Capital Resources

Cash, cash equivalents and investments.    Since SERENA’s inception, we have financed our operations and met our capital expenditure requirements through cash flows from operations. As of January 31, 2005 and excluding the $6.5 million in restricted cash, SERENA had $133.3 million in cash and cash equivalents, and an additional $16.8 million and $39.1 million in short and long-term investments, respectively, consisting principally of high grade commercial paper, certificates of deposit and short and long-term corporate notes and bonds.

Net cash provided by operating activities.    Cash flows provided by operating activities were $31.9 million, $34.4 million and $63.2 million in fiscal 2003, 2004 and 2005, respectively. In fiscal 2003, the Company’s cash flows provided by operating activities exceeded net income principally due to an increase in corporate taxes payable, the inclusion of non-cash expenses in net income, and cash collections in advance of revenue recognition for maintenance contracts; all partially offset by increases in both accounts receivable and net deferred tax assets and a decrease in accrued expense. In fiscal 2004, the Company’s cash flows provided by operating activities exceeded net income principally due to the inclusion of non-cash expenses in net income, a decrease in accounts receivable and cash collections in advance of revenue recognition for maintenance contracts; all partially offset by decreases in corporate taxes payable and accrued expenses, and an increase in net deferred tax assets. In fiscal 2005, the Company’s cash flows provided by operating activities exceeded net income principally due to the inclusion of non-cash expenses in net income, increases in corporate taxes payable and accrued expenses, and cash collections in advance of revenue recognition for maintenance contracts; all partially offset by a decrease in net deferred taxes payable and an increase in accounts receivable. Non-cash expenses included in net income consisted of amortization of deferred stock-based compensation in fiscal 2003 and 2005 only, acquired in-process research and development in fiscal 2005 only, and amortization of intangible assets and depreciation expense for all periods.

Net cash used in investing activities.    Net cash used in investing activities was $16.8 million, $44.9 million and $151.9 million in fiscal 2003, 2004 and 2005, respectively. In fiscal 2003 and 2004, cash used in investing activities predominantly related to net purchases of short and long-term investments totaling $14.7 million and $24.3 million, respectively, and to a lesser extent, the purchase of computer equipment and office furniture and equipment totaling $1.4 million and $1.2 million, respectively. In fiscal 2004, cash used in investing activities also included the cash paid for the TeamShare acquisition, net of cash received, totaling $19.4 million. In fiscal 2005, cash used in investing activities predominantly related to cash paid for the acquisition of Merant plc, net of cash received and acquisition related costs paid, totaling $199.2 million, cash paid for the acquisition of selected assets of Integrated Chipware totaling $4.4 million, and the purchase of computer equipment and office furniture and equipment totaling $2.0 million; all partially offset by net sales of short and long-term investments totaling $53.7 million.

Net cash provided by (used in) financing activities.    Net cash provided by (used in) financing activities was $4.0 million, $162.4 million and $(30.6) million in fiscal 2003, 2004 and 2005, respectively. In fiscal 2003, cash provided by financing activities was related to the exercise of stock options under the Company’s employee stock option plan totaling $2.1 million, the repayment of principal on notes receivable from stockholders totaling $2.0 million, and the sale of the Company’s common stock under the employee stock purchase plan totaling $1.5 million; all partially offset by repurchases of the Company’s common stock under stock repurchase plans totaling $1.5 million. In fiscal 2004, cash provided by financing activities was predominantly related to the offering of the Notes in which the Company raised $203.7 million, net of costs and restricted cash, and to a lesser extent, the repayment of principal on notes receivable from stockholders totaling $7.0 million, the exercise of stock options under the Company’s employee stock option plan totaling $4.8 million, and the sale of the Company’s common stock under the employee stock purchase plan totaling $1.6 million; all partially offset by repurchases of the

Company’s common stock under stock repurchase plans totaling $54.7 million. In fiscal 2005, cash used in financing activities was related to repurchases of the Company’s common stock under stock repurchase plans totaling $43.1 million; all partially offset by the exercise of stock options under the Company’s employee stock option plan totaling $9.5 million and the sale of the Company’s common stock under the employee stock purchase plan totaling $3.0 million.

Liabilities and leases.    At January 31, 2005, the Company did not have any material commitments for capital expenditures and has no revolving credit agreement or other term loan agreements with any bank or other financial institution.

On December 15, 2003, the Company issued its 1.5% Convertible Subordinated Notes due 2023 in a private placement. The Company will pay interest on the Notes on June 15 and December 15 of each year. The first interest payment was made on June 15, 2004. Under certain conditions, the Notes are convertible into shares of the Company’s common stock at an initial conversion rate of 45.0577 shares per $1,000 principal (representing an initial conversion price of approximately $22.194 per share), subject to certain adjustments. Upon conversion of 100% of the Notes, the Company’s common stock issued would be 9,912,694.

The Company has pledged a portfolio of U.S. government securities to secure the first six scheduled interest payments on the Notes. Accordingly, as of January 31, 2005, the Company has approximately $6.5 million in restricted cash against this pledge. Other than this pledge of U.S. government securities, the Notes are subordinated unsecured obligations and rank junior in right of payment to the Company’s existing and future senior indebtedness and structurally subordinated to all indebtedness and other liabilities of the Company’s subsidiaries. The Notes are not listed on any securities exchange.

The holders of the Notes may require the Company to repurchase for cash all or a portion of their Notes on December 15, 2008, December 15, 2013 or December 15, 2018 at a purchase price equal to 100% of the principal amount of the Notes being purchased, plus accrued and unpaid interest to, but excluding the purchase date. The Company currently expects to either convert the Notes to equity prior to, or have the necessary cash to repurchase all outstanding Notes at, any such purchase date.

In October 2004, the FASB ratified the consensus reached by the EITF with respect to EITF Issue No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share.” In accordance with EITF Issue 04-8, potential shares issuable under contingently convertible securities with a market price trigger should be accounted for the same way as other convertible securities and included in the diluted earnings per share computation, regardless of whether the market price trigger has been met. Upon our adoption of EITF Issue No. 04-8 in the fourth quarter of fiscal 2005, 9,912,694 shares issuable from the conversion of the Notes have been included in the diluted earnings per share calculations for fiscal 2005 and 2004, using the “if converted” method. As required by the consensus, we have restated our diluted earnings per share calculation for fiscal 2004, when the original instrument was issued. See Note 5 to the Consolidated Financial Statements for additional information regarding our subordinated notes. These common shares will continue to be considered in our diluted earnings per share calculation until the Notes are redeemed, retired or, under certain circumstances, amended.

The Company has noncancelable operating lease agreements for office space that expire between calendar 2005 and 2016. Future payments due under operating leases and debt as of January 31, 2005 are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
Operating lease obligations	$28,237	$5,906	$9,322	$4,811	$8,198
1 1/2% Convertible Subordinated Notes due 2023	220,000				220,000

	$248,237	$5,906	$9,322	$4,811	$228,198

Working capital, accounts receivable and deferred revenue.    At January 31, 2005, the Company had working capital of $90.9 million and accounts receivable, net of allowances, of $41.0 million. Total deferred revenue increased to $76.3 million at January 31, 2005 from $39.2 million at January 31, 2004 primarily as a result of the Merant acquisition in April 2004, and to a lesser extent, increased billings of maintenance fees and the RTM technology asset purchase from Integrated Chipware in June 2004.

Acquisitions.    The aggregate amount of cash paid relating to acquisitions during the fiscal year ended January 31, 2005 was approximately $203.7 million and consisted of $199.2 million related to the Company’s acquisition of Merant plc in April 2004, net of cash received and acquisition related costs incurred, and $4.4 million related to the Company’s RTM technology asset purchase from Integrated Chipware in June 2004. See Notes 11 and 13 of Notes to Consolidated Financial Statements for a detailed discussion of completed acquisitions, which have affected our liquidity.

Off-balance sheet arrangements.    As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of January 31, 2005, we are not involved in any unconsolidated SPE transactions.

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

Factors That May Affect Future Results

This report, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements under the Private Securities Reform Act of 1995 and other prospective information relating to future events. These forward-looking statements and other prospective information are subject to certain risks and uncertainties that could cause results to differ materially from historical results or anticipated results, including but are not limited to, the percentage of license revenue typically closed at the end of each quarter making estimation of operating results prior to the end of the quarter extremely uncertain; our ability to successfully integrate our acquisition of Merant plc; economic conditions worldwide which may continue to affect the overall demand for software and services, which has resulted in and could result in decreased revenues or lower revenue growth rates in the future; changes in revenue mix and seasonality; dependence on revenues from our installed base; continued demand for additional mainframe MIPS capacity; expansion of our international organizations; our ability to manage our growth; and the following:

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

Because we do not know when, or if, our potential customers will place orders and finalize contracts, we cannot accurately predict our revenue and operating results for future quarters. In addition, as a result of the economic slowdown worldwide, a number of customers have delayed discretionary spending for software and hardware, which has reduced our revenue. Additionally, sales cycles beginning in fiscal 2002 lengthened as customers delayed decisions to purchase our products.

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

If SERENA Encounters Difficulties Integrating the Business Operations of SERENA and Merant, It Could Adversely Affect the Business of the Combined Company

We have and will continue to integrate our operations with those of Merant. Our goal in integrating these operations is to increase earnings and achieve cost savings by taking advantage of the significant anticipated synergies of consolidation and enhanced growth opportunities. We have incurred and expect to continue to incur, severance payments and other employee related costs, costs for lease terminations, meetings, trainings, rebranding, integration of information technology systems, and other costs in connection with the integration of SERENA and Merant. We cannot be sure that we will not encounter substantial difficulties integrating our operations with Merant’s operations, resulting in a delay or the failure to achieve the anticipated synergies and, therefore, the expected increases in earnings and cost savings. The difficulties of combining the operations of the two companies include, among other things:

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

Charges to Earnings Resulting From Our Acquisition of Merant, Including the Application of the Purchase Method of Accounting, and Restructuring and Integration Costs May Materially Adversely Affect the Market Value of SERENA Shares

In accordance with U.S. GAAP, SERENA has accounted for the Merant plc acquisition using the purchase method of accounting. SERENA has allocated the total estimated purchase price to Merant’s net tangible assets, amortizable intangible assets, and in-process research and development based on their fair values as at the date of the acquisition, and recorded the excess of the purchase price over those fair values as goodwill. SERENA’s financial results, including earnings per share, could be adversely affected by a number of financial adjustments required by US GAAP including the following:

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

We have incurred and expect to incur costs associated with combining the operations of the two companies, including advisors’ fees and other costs related to the acquisition. These costs may be substantial and include those related to the severance and stock option acceleration provisions of Merant’s employee benefit plans, which were triggered by the acquisition. We also face potential costs related to employee redeployment or relocation, employee retention, which could include salary increases, bonuses or option grants, reorganization or closure of facilities, relocation and disposal of excess equipment, termination of contracts with third parties that provide redundant or conflicting services and other integration costs. We have accounted for these costs as purchase related adjustments in the acquisition, and such costs have decreased our net income and have impacted cash balances. Each of these charges has negatively impacted earnings, which could have a material adverse effect on the price of SERENA shares.

Our Future Revenue Is Substantially Dependent Upon Our Installed Customers Renewing Maintenance Agreements for Our Products and Licensing or Upgrading Additional SERENA Products; Our Future Professional Service and Maintenance Revenue Is Dependent on Future Sales of Our Software Products

We depend on our installed customer base for future revenues from maintenance renewal fees and licenses or upgrades of additional products. If our customers do not purchase additional products, upgrade existing products or cancel or fail to renew their maintenance agreements, this could materially adversely affect our business and future quarterly and annual operating results. The terms of our standard license arrangements provide for a one-time license fee and a prepayment of one year of software maintenance and support fees. The maintenance agreements are renewable annually at the option of the customers and there are no minimum payment obligations or obligations to license additional software. Therefore, our current customers may not necessarily generate significant maintenance revenue in future periods. In addition, our customers may not necessarily purchase additional products, upgrades or professional services. Our professional service revenue and maintenance revenue are also dependent upon the continued use of these services by our installed customer base. Any downturn in our software license revenue would have a negative impact on the growth of our professional service revenue and maintenance revenue in future quarters.

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

Our License Revenues from Products for Distributed Systems May Fluctuate

We introduced our ChangeMan DS product in fiscal 2000 and our ChangeMan ZDD product in the first quarter of fiscal 2003. In the second quarter of fiscal 2004, we acquired the TeamTrack product with our acquisition of TeamShare effective June 5, 2003. In the first quarter of fiscal 2005, we acquired the Merant product line with our acquisition of Merant effective April 23, 2004. In the second quarter of fiscal 2005, we acquired the RTM product with our asset purchase from Integrated Chipware, Inc. While license revenues from our distributed systems products increased to 64% of total license revenue in the current fiscal year ended January 31, 2005, they may fluctuate materially from quarter to quarter and could in fact decline. We are currently developing new products and enhancing our product suite to support additional distributed systems products. If we do not successfully develop, market, sell and support our distributed systems products, this would materially adversely affect our business and our future quarterly and annual operating results. Prior to our acquisition of Merant in the first quarter of fiscal 2005, the majority of our products had been designed for the mainframe platform, and the majority of our software license revenue, maintenance revenue and professional services revenue had been attributable to licenses for these mainframe products. Our competitors may have substantially greater experience providing distributed systems compatible software products than we do, and many also may have significantly greater financial and organizational resources.

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

The License Revenues from our IBM OEM Relationship May Fluctuate

In January 2002, we entered into an OEM Agreement with IBM whereby IBM acquired the rights to resell our StarTool APM technology. IBM provides SERENA a quarterly royalty report one month after each of IBM’s calendar quarters detailing licenses and maintenance sold through to end users during the quarter. While license revenues from our IBM OEM relationship were less than 10% of total license revenues in both the current fiscal year ended January 31, 2005 and the prior fiscal year ended January 31, 2004, they may fluctuate materially from quarter to quarter and could in fact decline. We recognized our first revenue from this arrangement in the second quarter of fiscal 2003. Because we have little or no visibility during the quarter on pipelines, sales forecasts, sales volumes or the amount of license revenue that will be reported, we cannot accurately predict the IBM revenue or our operating results for the quarter or any future quarter. Because the IBM OEM license revenue may be significant to our total license revenue in any fiscal quarter, any decline in revenue could materially adversely affect our business and our future quarterly and annual operating results.

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

Any Delays in Our Normally Lengthy Sales Cycles Could Result in Significant Fluctuations in Our Quarterly Operating Results

Our sales cycle typically takes three to eighteen months to complete and varies from product to product. Any delay in the sales cycle of a large license or a number of smaller licenses could result in significant fluctuations in our quarterly operating results. The length of the sales cycle may vary depending on a number of factors over which we may have little or no control, including the size and complexity of a potential transaction and the level of competition that we encounter in our selling activities. Beginning in fiscal 2002, we have experienced an overall lengthening of sales cycles as customers delayed purchases or customers reduced budgets as a result of economic conditions. Additionally, the emerging market for our products and services contributes to the lengthy sales process in that during the sales cycle we often have to teach potential customers about the use and benefits of our products. In certain circumstances, we license our software to customers on a trial basis to assist the customers in their evaluation of our products. Our sales cycle can be further extended for product sales made through third party distributors.

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

Risks of International Operations.    International sales increased to 31% of our total revenue in the current fiscal year ended January 31, 2005, as compared to 29% in the prior fiscal year primarily as a result of the Merant acquisition. Our international revenue is attributable principally to our European operations, however we plan to increase our investment in sales and marketing in the Asia Pacific region going forward. Our international operations are, and any expanded international operations will be, subject to a variety of risks associated with conducting business internationally that could materially adversely affect our business and future quarterly and annual operating results, including the following:

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

Substantial Leverage and Debt Service Obligations May Adversely Affect Our Cash Flow

As a result of the December 15, 2003 sale of the Notes, we incurred $220 million of indebtedness. There is a possibility that we may be unable to generate cash sufficient to pay the principal of, interest on and other amounts due in respect of our indebtedness when due. We are not restricted under the indenture governing the notes from incurring additional debt in the future.

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

In September 2004, the EITF reached a consensus on EITF Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share.” In accordance with EITF Issue No. 04-8, potential shares issuable under contingently convertible securities with a market price trigger should be accounted for the same way as other convertible securities and included in the diluted earnings per share computation, regardless of whether the market price trigger has been met. EITF Issue No. 04-8 is effective for periods ending after December 15, 2004 and would be applied by retrospectively restating previously reported diluted earnings per share. Upon our adoption of EITF Issue No. 04-8 in the fourth quarter of fiscal 2005, 9,912,694 shares issuable from the conversion of the Notes will be included in the diluted earnings per share computation. See Notes 5 and 6(c) of Notes to Consolidated Financial Statements for additional information regarding the Notes.

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

If We Are Unable To Assess Favorably The Effectiveness Of Our Internal Control Over Financial Reporting, Or If Our Independent Auditors Are Unable To Provide An Unqualified Attestation Report On Our Assessment In The Future, Our Stock Price Could Be Adversely Affected

Under the Sarbanes-Oxley Act of 2002, or the Act, we are required to assess the effectiveness of our internal controls over financial reporting and assert that such internal controls are effective. Our independent auditors must evaluate management’s assessment concerning the effectiveness of our internal controls over financial reporting and render an opinion on our assessment and the effectiveness of our internal controls over financial reporting. The Act has resulted in and is likely to continue to result in increased expenses, and have required and are likely to continue to require significant efforts by management and other employees. Although we believe that our efforts will enable us to remain compliant under the Act, we can give no assurance that in the future such efforts will be successful. Our business is complex and involves significant judgments and estimates as described in our “Critical Accounting Estimates.” If certain judgments and estimates are determined incorrectly, we may be unable to assert that our internal controls over financial reporting are effective, or our independent auditors may not be able to render the required attestation concerning our assessment and the effectiveness of our internal controls over financial reporting, which could adversely effect investor confidence in us and the market price of our common stock.

The Requirement to Account for Stock Options Under Our Employee Stock Plans as Compensation Expense, Would Significantly Reduce Our Net Income and Our Earnings Per Share or We May Reflect a Loss

Statement of Financial Accounting Standards No.123 (revised 2004) (SFAS No. 123R), Shared-Based Payment, will require us to account for equity under our stock plans using fair value based model on the option grant date and record it as a stock-based compensation expense. Our net income and our earnings per share will be significantly reduced or may reflect a loss. We currently calculate stock-based compensation expense using the Black-Scholes option-pricing model and disclose the pro forma impact on net income (loss) and net income (loss) per share in Note 1 to our consolidated financial statements for the years ended January 31, 2005, 2004, and 2003. A fair value based model such as the Black-Scholes option-pricing model requires the input of highly subjective assumptions and does not necessarily provide a reliable single measure of the fair value of our stock options. Assumptions used under the Black-Scholes option-pricing model that are highly subjective include the expected stock price volatility and expected life of an option. SFAS No. 123R requires us to adopt the new accounting provisions beginning in our third quarter of fiscal 2006, and will require us to expense shares issued under employee stock purchase plans and stock options as a stock-based compensation expense using a fair value based model.

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

Our Share Price Has Been, and Will Likely Continue to Be, Volatile

The market price of our common shares has fluctuated significantly in recent months, and we expect that the market price of our common shares may fluctuate substantially as a result of variations in our quarterly operating results and market conditions. These fluctuations may be exaggerated if the trading volume of our common shares is low. In addition, the market price of our common shares may fluctuate dramatically in response to a variety of factors, including:

•	Changes in estimates of our financial performance;

•	Our ability to integrate the acquisition of Merant;

•	Shortfalls in revenues or net income expected by securities analysts;

•	Announcements of new products by the Company or its competitors;

•	Quarterly fluctuations in the Company’s financial results or the results of other software companies, including those of direct competitors of the Company;

•	Changes in analysts’ estimates of the Company’s financial performance, the financial performance of competitors, or the financial performance of software companies in general;

•	Changes in the Company’s license revenue mix among the various platforms;

•	Changes in revenue growth rates for the Company or its competitors;

•	General conditions in the software industry;

•	Changes in the amount the Company receives in royalties from IBM;

•	Changes in prices for the Company’s products or competitors’ products;

•	Conditions in the financial markets;

•	General market or economic conditions;

•	The gain or loss of a significant customer or strategic relationship;

•	Changes in recommendations from securities analysts regarding our industry, our customers’ industries; or us

•	Announcements of technological or competitive developments; and

•	Acquisitions or entry into strategic alliances by our competitors or us.

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

Errors in Our Products or the Failure of Our Products to Conform to Specifications Could Result in Our Customers Demanding Refunds from Us or Asserting Claims for Damages Against Us

Because our software products are complex, they often contain errors or “bugs” that can be detected at any point in a product’s life cycle. While we continually test our products for errors and work with customers through our customer support services to identify and correct bugs in our software, we expect that errors in our products will continue to be found in the future. Although many of these errors may prove to be immaterial, certain of these errors could be significant. Detection of any significant errors may result in, among other things, loss of, or delay in, market acceptance and sales of our products, diversion of development resources, injury to our reputation, or increased service and warranty costs. These problems could materially adversely affect our business and future quarterly and annual operating results. In the past we have discovered errors in certain of our products and have experienced delays in the shipment of our products during the period required to correct these errors. These delays have principally related to new version and product update releases. To date, none of these delays have materially affected our business. However, product errors or delays in the future, including any product errors or delays associated with the introduction of our distributed systems products, could be material. In addition, in certain cases we have warranted that our products will operate in accordance with specified customer requirements. If our products fail to conform to such specifications, customers could demand a refund for the software license fee paid to us or assert claims for damages.

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

Item 7A.    Quantitative and Qualitative Disclosure about Market Risk

The Company does not use derivative financial instruments in its investment portfolio and has no foreign exchange contracts. Its financial instruments consist of cash and cash equivalents, short and long-term investments, trade accounts receivable and accounts payable. The Company considers investments in highly liquid instruments purchased with a remaining maturity of 90 days or less to be cash equivalents. All of the Company’s cash equivalents and short and long-term investments principally consist of commercial paper and debt securities, and are classified as available-for-sale as of January 31, 2005. The Company’s exposure to market risk for changes in interest rates relates primarily to its short and long-term investments and short-term obligations, thus, a hypothetical 10% fluctuation in interest rates would not have a material impact on the fair value of these securities.

Sales to foreign countries accounted for approximately 31% of the total sales for fiscal 2005, as compared to 29% in both fiscal 2004 and 2003. Because the Company invoices certain of its foreign sales in currencies other than the United States dollar, predominantly the British pound sterling and euro, and does not hedge these transactions, fluctuations in exchange rates could adversely affect the translated results of operations of the Company’s foreign subsidiaries. Therefore, foreign exchange fluctuations could create a risk of significant balance sheet gains or losses on the Company’s consolidated financial statements. However, given the Company’s foreign subsidiaries’ net book values as of January 31, 2005 and net cash flows for the most recent fiscal year then ended, the Company does not believe that a hypothetical 10% fluctuation in foreign currency exchange rates would have a material impact on our financial position or results of operations.

Item 8.    Financial Statements and Supplementary Data

FINANCIAL STATEMENTS

Our financial statements required by this item are submitted as a separate section of this Form 10-K. See Item 14(a)1 for a listing of financial statements provided in the section titled, “FINANCIAL STATEMENTS.”

SUPPLEMENTARY DATA

The following tables (presented in thousands, except per share data) set forth quarterly unaudited supplementary data for each of the years in the two-year period ended January 31, 2005. Upon our adoption of EITF Issue No. 04-8 in the fourth quarter of fiscal 2005, 9,912,694 shares issuable from the conversion of our 1 1/2% Convertible Subordinated Notes due on December 15, 2023 have been included in the diluted earnings per share calculations for fiscal 2005 and 2004, using the “if converted” method. As required by the consensus, we have restated both diluted net income per share and diluted weighted average shares used in per share calculations for both the fourth quarter and fiscal year ended January 31, 2004, when the original instrument was issued, as well as for the first, second and third quarters of fiscal 2005. Historical results include the post-acquisition results of TeamShare from June 5, 2003, Merant from April 23, 2004, and the RTM product from June 21, 2004.

	Fiscal 2005
	Quarter Ended				Year Ended Jan. 31,
	Apr. 30,	Jul. 31,	Oct. 31,	Jan. 31,
Revenue	$33,741	$51,960	$56,641	$65,763	$208,105
Cost of revenue	6,724	14,381	14,127	14,898	50,130
Gross profit	27,017	37,579	42,514	50,865	157,975
Operating expenses	27,931	36,734	35,575	36,778	137,018
Operating income	(914)	845	6,939	14,087	20,957
Income before income taxes	(885)	413	6,481	14,050	20,059
Income taxes	3,390	157	2,204	4,822	10,573
Net income	(4,275)	256	4,277	9,228	9,486
Net income per share:
Basic	(0.11)	0.01	0.10	0.22	0.23
Diluted	(0.11)	0.02	0.09	0.19	0.23
Weighted average shares used in per share calculations:
Basic	38,871	43,955	43,109	42,360	42,074
Diluted	38,871	54,539	53,432	53,264	52,713

	Fiscal 2004
	Quarter Ended				Year Ended Jan. 31,
	Apr. 30,	Jul. 31,	Oct. 31,	Jan. 31,
Revenue	$24,367	$24,913	$26,655	$29,621	$105,556
Cost of revenue	4,563	5,682	6,099	5,945	22,289
Gross profit	19,804	19,231	20,556	23,676	83,267
Operating expenses	11,432	12,670	13,655	14,800	52,557
Operating income	8,372	6,561	6,901	8,876	30,710
Income before income taxes	9,377	7,374	7,578	9,325	33,654
Income taxes	3,563	2,655	2,728	3,357	12,303
Net income	5,814	4,719	4,850	5,968	21,351
Net income per share:
Basic	0.14	0.12	0.12	0.15	0.54
Diluted	0.14	0.12	0.12	0.14	0.52
Weighted average shares used in per share calculations:
Basic	40,450	40,102	39,545	38,731	39,707
Diluted	40,918	41,028	40,173	44,430	41,637

Item 9.    Changes and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.    Controls and Procedures

Attached as exhibits to this Form 10-K are certifications of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), which are required in accordance with Rule 13a-14 of the Exchange Act. This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications. The section of this Form 10-K entitled “Financial Statements” sets forth our management report regarding internal controls over financial reporting and the report of KPMG LLP, our independent registered public accounting firm, regarding its audit of our internal control over financial reporting and of management’s assessment of internal control over financial reporting. This section should be read in conjunction with the certifications, management’s report on internal controls over financial reporting and the KPMG report for a more complete understanding of the topics presented.

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2005. The evaluation of our disclosure controls and procedures included a review of our processes and implementation and the effect on the information generated for use in this Annual Report on Form 10-K. In the course of this evaluation, we sought to identify any significant deficiencies or material weaknesses in our disclosure controls and procedures, to determine whether we had identified any acts of fraud involving personnel who have a significant role in our disclosure controls and procedures, and to confirm that any necessary corrective action, including process improvements, was taken. This type of evaluation is done every fiscal quarter so that our conclusions concerning the effectiveness of these controls can be reported in our periodic reports filed with the SEC. The overall goals of these evaluation activities are to monitor our disclosure controls and procedures and to make modifications as necessary. We intend to maintain these disclosure controls and procedures, modifying them as circumstances warrant.

Based on their evaluation as of January 31, 2005, our CEO and CFO have concluded that our disclosure controls and procedures were sufficiently effective to ensure that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended January 31, 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Controls and Procedures

Our management, including the Chief Executive Officer and the Chief Financial Officer, does not expect that the disclosure controls and procedures or internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can only provide reasonable, not absolute, assurances that the objectives of the control system are met. The design of a control system reflects resource constraints; the benefits of controls must be considered relative to their costs. Because there are inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been or will be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns occur because of simple error or mistake. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all future conditions; over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with the policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. In addition, future events affecting our business may cause us to significantly modify our controls and procedures.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

Information required by this Item concerning the Company’s directors is incorporated by reference from the section captioned “Election of Directors” contained in the Company’s Proxy Statement related to the 2005 Annual Meeting of Stockholders scheduled to be held on June 24, 2005, which will be filed by the Company with the Securities and Exchange Commission within 120 days of the end of the Company’s fiscal year pursuant to General Instruction G(3) of Form 10-K (the “Proxy Statement”). The information required by this Item concerning compliance with Section 16(a) of the Securities and Exchange Act of 1934 is incorporated by reference from the section of the Proxy Statement captioned “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

The Code of Ethics is available at our website, located at www.serena.com. It may be found at our website as follows:

1.	From our main web page, click on “Investors,”

2.	Next, click on “Corporate Governance,”

3.	Finally, click on “Code of Conduct.”

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the information under the section captioned “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” contained in the Proxy Statement. The table below presents the following information as of January 31, 2005: (a) aggregate number of securities to be issued under the stock plans upon exercise of outstanding options, warrants and other rights, (b) the related weighted-average exercise price and (c) the aggregate number of securities reserved for future issuance under such plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
	(a)	(b)	(c)
Plan Category:
Equity compensation plans approved by security holders (1)	5,895,063	$18.55	2,853,567
Equity compensation plans not approved by security holders	—	—	—
Equity compensation plans assumed from the Merant plc acquisition (2)	384,030	$16.01	—

Total	6,279,093	$18.39	2,853,567

(1)	Consists of the following plans: The Amended and Restated 1997 Stock Option and Incentive Plan (the “Plan”), the Amended and Restated 1999 Director Option Plan (the “Director Plan”) and the Employee Stock Purchase Plan. Employee benefit trusts organized by Merant plc for the benefit of its employees hold a total of 176,868 shares of SERENA common stock, which it received in the Offer upon exchange of Merant ordinary shares held by the trusts prior to the Offer. Serena plans to use the shares from these trusts to satisfy grants approved to former Merant employees. These grants have been issued under the Plan rather than the acquired company plans.
(2)	We have assumed certain stock options granted to former employees of Merant plc, a company we acquired in the first quarter of fiscal 2005. All of the acquired options have been adjusted to give effect to the conversion under the terms of the acquisition agreement between us and Merant plc. The acquired options generally become exercisable over a four-year period and expire ten years from the date of grant. Additional stock options will not be granted under any of the acquired company’s plans, and these plans have not been approved by our security holders.

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

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a) 1. Financial Statements

The following statements are filed as part of this Report:

Exhibit Number	Exhibit Title

3.1(b)	Amended and Restated Certificate of Incorporation of SERENA

3.1A(h)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Serena Software, Inc. (effective in 2001)

3.2(b)	Bylaws of SERENA

4.1(b)	Specimen Common Stock Certificate

4.2(b)	Registration Rights Agreement, dated September 25, 1998, by and among SERENA and certain shareholders of Optima Software Inc. (related to SERENA’s acquisition of Optima Software, Inc.)

4.3(i)	Indenture between SERENA Software, Inc. and U.S. Bank National Association, as Trustee dated December 15, 2003.

4.4(i)	Registration Rights Agreement among SERENA Software, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated and UBS Securities LLC dated December 15, 2003.

4.5(i)	Pledge Agreement between SERENA Software, Inc. and U.S. Bank National Association, as Trustee dated December 15, 2003.

4.6(i)	Form of 1 1/2% Convertible Subordinated Note Due 2023 (included in Exhibit 4.3).

10.1(b)	Form of Indemnification Agreement between SERENA and each of its directors and officers*

10.2A(b)	Amended and Restated 1997 Stock Option Plan*

10.2B(b)	Form of Option Agreement under the Amended and Restated 1997 Stock Option Plan*

10.2C(b)	Form of Restricted Stock Purchase Agreement under the Amended and Restated 1997 Stock Option Plan*

10.3A(b)	1999 Employee Stock Purchase Plan*

10.3B(b)	Form of Subscription Agreement under the 1999 Employee Stock Purchase Plan*

10.4A(b)	1999 Director Plan*

Exhibit Number	Exhibit Title

10.4B(b)	Form of Option Agreement under 1999 Director Plan*

10.6(b)	Employment Agreement, dated June 24, 1980, between SERENA and Douglas D. Troxel*

10.10A(b)	Lease Agreement, dated August 15, 1994, between SERENA and Waterfront Towers Partners, L.P. (for Burlingame headquarters)

10.10B(b)	Addendum to Lease Agreement (for Burlingame headquarters facility), dated November 21, 1994

10.10C(b)	Second Addendum to Lease Agreement (for Burlingame headquarters) dated November 15, 1994

10.10D(b)	Amendment No. 1 to Lease Agreement (for Burlingame headquarters facility) dated May 21, 1996

10.10E(b)	Amendment No. 2 to Lease Agreement (for Burlingame headquarters facility) dated August 24, 1996

10.10F(b)	Amendment No. 3 to Lease Agreement (for Burlingame headquarters facility) dated June 3, 1997

10.10G(b)	Amendment No. 4 to Lease Agreement (for Burlingame headquarters facility) dated June 9, 1998

10.11(b)	Lease Agreement between SERENA and Waterfront Tower Partners, L.P. dated May 18, 1998 (for additional space at Burlingame headquarters facility)

10.12(b)	Form of Restricted Stock Purchase Agreement entered into between SERENA and certain of its executive officers*

10.13(c)	Lease Agreement between Waterfront Tower Partners, L.P. and SERENA Software, Inc. dated June 21, 1999 (for additional space at Burlingame headquarters facility)

10.14(d)	Amended and Restated 1999 Stock Option and Incentive Plan and Forms of Agreements thereunder*

10.15(e)	Landlord Consent to Sublease Agreement dated January 30, 2002 by and among EOP-Penninsula Office Park, L.L.C. and RSA Security, Inc. and SERENA Software, Inc. (for new headquarter facilities in San Mateo)

10.16(e)	Sublease Agreement dated January 22, 2002 between RSA Security, Inc. and SERENA Software, Inc. (for new headquarter facilities in San Mateo)

10.17(f)	SERENA Software, Inc. 1999 Director Option Plan as Amended and Restated*

10.18(g)	Amendment to the Bylaws of Serena Software, Inc. Effective July 28, 2003

21.1(a)	List of Subsidiaries of SERENA Software, Inc.

23.1(a)	Consent of Independent Registered Public Accounting Firm

31.1(a)	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2(a)	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of

32.1(a)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2(a)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Filed herewith.
(b)	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Registration Statement on Form S-1 (Registration No. 333-67761), which the Securities and Exchange Commission declared effective on February 11, 1999.
(c)	Incorporated by reference to the exhibit bearing the same number filed on April 30, 2001 with the Registrant’s fiscal 2001 Annual Report on Form 10-K.
(d)	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Registration Statement on Form S-8 (Registration No. 333-62106), which the Security and Exchange Commission declared effective June 1, 2001.

(e)	Incorporated by reference to the exhibit bearing the same number filed on April 29, 2002 with the Registrant’s fiscal 2002 Annual Report on Form 10-K.
(f)	Incorporated by reference to the exhibit bearing the same number filed on September 13, 2002 with the Registrant’s fiscal 2003 second Quarterly Report on Form 10-Q.
(g)	Incorporated by reference to the exhibit bearing the same number filed on September 12, 2003 with the Registrant’s fiscal 2004 second Quarterly Report on Form 10-Q.
(h)	Incorporated by reference to the exhibit bearing the same number filed on December 8, 2003 with the Registrant’s fiscal 2004 third Quarterly Report on Form 10-Q.
(j)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on February 12, 2004.
*	Management contract or compensatory plan

(b) Exhibits

See Item 14(a)(3) above.

(c) Financial Statement Schedules

See Item 14(a)(2) above.

Trademarks

Serena, ChangeMan, Comparex, StarTool and TeamTrack are registered trademarks of SERENA Software, Inc. SAFE is a trademark of SERENA Software, Inc. All other products or company names mentioned are used for identification purposes only, and may be trademarks of their respective owners.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized in the City of San Mateo, State of California, this 8th day of April, 2005.

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

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report on Form 10-K has been signed on behalf of the Registrant by the following persons and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ MARK E. WOODWARD (Mark E. Woodward)	President, Chief Executive Officer and Director	April 8, 2005

/s/ ROBERT I. PENDER, JR. (Robert I. Pender, Jr.)	Senior Vice President, Finance and Administration, Chief Financial Officer (Principal Financial and Accounting Officer) and Director	April 8, 2005

/s/ DOUGLAS D. TROXEL (Douglas D. Troxel)	Chief Technology Officer and Chairman of the Board of Directors	April 8, 2005

/s/ J. HALLAM DAWSON (J. Hallam Dawson)	Director	April 8, 2005

/s/ GREGORY J. OWENS (Gregory J. Owens)	Director	April 8, 2005

/s/ CARL BASS (Carl Bass)	Director	April 8, 2005

/s/ DAVID G. DEWALT (David G. DeWalt)	Director	April 8, 2005

/s/ ROBERT I. PENDER, JR. (Robert I. Pender, Jr. Attorney-In-Fact)	Director	April 8, 2005

SERENA Software, Inc.

Management’s Report on Internal Control over Financial Reporting

The Board of Directors and Stockholders

Serena Software, Inc.:

The management of Serena Software, Inc. (the Company) is responsible for establishing and maintaining adequate internal control over financial reporting (Internal Control) for the Company. Internal Control is a set of processes designed by, or under the supervision of, the Company’s principal executive and principal financial officers, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States (GAAP). Please refer to “Item 9A. Controls and Procedures” of this annual report on Form 10-K for the limitations of Internal Control.

Under the supervision and with the participation of the Company’s management, including the Company’s CEO and CFO, the Company conducted an evaluation of the effectiveness of its Internal Control based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission, also known as COSO. Based on this evaluation under the COSO framework, management concluded that the Company’s Internal Control was effective in providing reasonable assurance regarding the reliability of its financial reporting and the preparation of financial statements for external purposes in accordance with GAAP as of January 31, 2005.

Management’s assessment of the effectiveness of the Company’s Internal Control as of January 31, 2005 has been audited by KPMG LLP, the Company’s independent registered public accounting firm. KPMG LLP has issued their unqualified audit opinion on management’s assessment of the Company’s Internal Control, which is included on page F-4 of this annual report on Form 10-K for the year ended January 31, 2005.

Dated: April 8, 2005

By:	/s/ MARK E. WOODWARD	By:	/s/ ROBERT I. PENDER, JR.
	Chief Executive Officer		Senior Vice President, Finance and Administration and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

SERENA Software, Inc.:

We have audited the accompanying consolidated balance sheets of SERENA Software, Inc., and subsidiaries (the Company) as of January 31, 2005 and 2004, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended January 31, 2005. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule. These consolidated financial statements and the financial statement schedule, are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SERENA Software, Inc. and subsidiaries as of January 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended January 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Accounting Oversight Board (United States), the effectiveness of SERENA Software, Inc.’s internal control over financial reporting as of January 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 8, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/    KPMG LLP

San Francisco, California

April 8, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

SERENA Software, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that SERENA Software, Inc. (the Company) maintained effective internal control over financial reporting as of January 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that SERENA Software, Inc. maintained effective internal control over financial reporting as of January 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, SERENA Software, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SERENA Software, Inc., and subsidiaries as of January 31, 2005 and 2004, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended January 31, 2005, and the related financial statement schedule and our report dated April 8, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

San Francisco, California

April 8, 2005

SERENA SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	January 31,
	2004	2005
ASSETS
Current assets:
Cash and cash equivalents	$257,281	$133,330
Restricted cash	3,300	3,300
Short-term investments	39,214	16,778
Accounts receivable, net of allowance of $951 and $1,700 at January 31, 2004 and 2005, respectively	15,475	40,988
Deferred taxes	6,787	12,267
Prepaid expenses and other current assets	1,338	4,964

Total current assets	323,395	211,627
Long-term investments	70,692	39,095
Restricted cash, non-current	6,312	3,157
Property and equipment, net	3,209	5,722
Goodwill, net	40,471	323,671
Other intangible assets, net	22,987	107,790
Other assets	6,595	4,057

Total assets	$473,661	$695,119

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,232	$3,415
Income taxes payable	6,294	27,667
Accrued expenses	7,782	26,103
Accrued interest on subordinated notes	413	413
Deferred revenue	29,496	63,152

Total current liabilities	45,217	120,750
Deferred revenue, net of current portion	9,683	13,110
Long-term liabilities	—	2,660
Deferred taxes	3,483	40,983
Subordinated notes	220,000	220,000

Total liabilities	278,383	397,503

Commitments and contingencies:
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 90,000,000 shares authorized; 38,277,820 and 42,266,206 shares issued and outstanding at January 31, 2004 and 2005, respectively	38	42
Additional paid-in capital	78,892	177,750
Notes receivable from stockholders	—	(1,092)
Accumulated other comprehensive income (loss)	272	(4,646)
Retained earnings	116,076	125,562

Total stockholders’ equity	195,278	297,616

Total liabilities and stockholders’ equity	$473,661	$695,119

See accompanying notes to consolidated financial statements

SERENA SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except per share data)

	Fiscal Year Ended January 31,
	2003	2004	2005
Revenue:
Software licenses	$44,250	$45,469	$85,350
Maintenance	44,476	51,050	98,558
Professional services	7,049	9,037	24,197

Total revenue	95,775	105,556	208,105

Cost of revenue:
Software licenses	1,224	668	3,149
Maintenance	5,548	6,378	11,420
Professional services	6,519	8,730	21,466
Amortization of acquired technology	4,324	6,513	14,051
Stock-based compensation (*)	—	—	44

Total cost of revenue	17,615	22,289	50,130

Gross profit	78,160	83,267	157,975

Operating expenses:
Sales and marketing	26,361	29,158	64,343
Research and development	11,779	14,025	31,043
General and administrative	7,311	7,342	18,587
Stock-based compensation (*)	23	—	686
Amortization of intangible assets	162	2,032	9,608
Acquired in-process research and development	—	—	10,400
Restructuring, acquisition and other charges	—	—	2,351

Total operating expenses	45,636	52,557	137,018

Operating income	32,524	30,710	20,957
Interest income	4,726	3,399	3,868
Interest expense	—	(413)	(3,300)
Amortization of debt issuance costs	—	(42)	(1,466)

Income before income taxes	37,250	33,654	20,059
Income taxes	14,096	12,303	10,573

Net income	$23,154	$21,351	$9,486

Comprehensive income:
Net income	$23,154	$21,351	$9,486
Other comprehensive income (loss):
Foreign currency translation adjustments	312	(40)	(4,546)
Unrealized gain (loss) on marketable securities, net of tax	376	(397)	(372)

Other comprehensive income (loss)	688	(437)	(4,918)

Total comprehensive income	$23,842	$20,914	$4,568

Net income per share:
Basic	$0.57	$0.54	$0.23

Diluted (2004 restated—see Note 6(c))	$0.57	$0.52	$0.23

Weighted average shares used in per share calculations:
Basic	40,367	39,707	42,074

Diluted (2004 restated—see Note 6(c))	40,854	41,637	52,713

Net income	$23,154	$21,351	$9,486
Plus: Income impact of assumed conversions:
Tax effected interest, including amortization of debt issuance costs, on 1.5% convertible debentures	—	272	2,852

Adjusted net income for diluted net income per share calculation	$23,154	$21,623	$12,338

(*) Stock-based compensation:
Cost of maintenance	$—	$—	$21
Cost of professional services	—	—	23

Stock-based compensation in cost of revenue	—	—	44

Sales and marketing	9	—	386
Research and development	—	—	176
General and administrative	14	—	124

Stock-based compensation in operating expenses	23	—	686

Total stock-based compensation	$23	$—	$730

See accompanying notes to consolidated financial statements

SERENA SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Deferred Stock-based Compensation	Notes Receivable from Stockholders	Changes In Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 31, 2002	40,274,214	$40	$123,517	$(23)	$(10,350)	$21	$71,571	$184,776
Issuance of common stock under the employee stock purchase plan	123,721	—	1,489	—	—	—	—	1,489
Repurchases of common stock	(112,422)	—	(1,508)	—	27	—	—	(1,481)
Common stock options exercised	359,995	1	2,068	—	—	—	—	2,069
Proceeds from accrued interest and principal on notes from stockholders	—	—	—	—	2,470	—	—	2,470
Amortization of stock-based compensation	—	—	—	23	—	—	—	23
Accrued interest on note receivable	—	—	—	—	(666)	—	—	(666)
Tax benefit from employee stock plans	—	—	440	—	—	—	—	440
Net income	—	—	—	—	—	—	23,154	23,154
Changes in accumulated other comprehensive income	—	—	—	—	—	688	—	688

Balance as of January 31, 2003	40,645,508	41	126,006	—	(8,519)	709	94,725	212,962
Issuance of common stock under the employee stock purchase plan	124,726	—	1,554	—	—	—	—	1,554
Repurchase of common stock	(3,025,100)	(3)	(54,682)	—	—	—	—	(54,685)
Common stock options exercised	532,686	—	4,821	—	—	—	—	4,821
Proceeds from accrued interest and principal on notes from stockholders	—	—	—	—	8,714	—	—	8,714
Accrued interest on note receivable	—	—	—	—	(195)	—	—	(195)
Tax benefit from employee stock plans	—	—	1,193	—	—	—	—	1,193
Net income	—	—	—	—	—	—	21,351	21,351
Changes in accumulated other comprehensive loss	—	—	—	—	—	(437)	—	(437)

Balance as of January 31, 2004	38,277,820	38	78,892	—	—	272	116,076	195,278
Issuance of common stock under the employee stock purchase plan	207,661	—	2,952	—	—	—	—	2,952
Repurchase of common stock	(2,410,500)	(2)	(43,100)	—	—	—	—	(43,102)
Common stock options exercised	717,685	1	9,515	—	—	—	—	9,516
Issuance of common stock in connection with the Merant acquisition	5,473,540	5	127,676	(1,822)	—	—	—	125,859
Amortization of stock-based compensation	—	—	—	730	—	—	—	730
Tax benefit from employee stock plans	—	—	1,815	—	—	—	—	1,815
Net income	—	—	—	—	—	—	9,486	9,486
Changes in accumulated other comprehensive loss	—	—	—	—	—	(4,918)	—	(4,918)

Balance as of January 31, 2005	42,266,206	$42	$177,750	$(1,092)	$—	$(4,646)	$125,562	$297,616

See accompanying notes to consolidated financial statements

SERENA SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended January 31,
	2003	2004	2005
Cash flows from operating activities:
Net income	$23,154	$21,351	$9,486
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,384	1,590	2,771
Deferred income taxes	(2,226)	(2,674)	(9,699)
Tax benefit from employee stock plans	440	1,193	1,815
Provision for doubtful accounts	875	475	1,547
Accrued interest on pledged securities	—	—	(145)
Accrued interest income, net of cash received	—	—	209
Accrued interest on notes receivable from stockholders, net of cash received	(164)	1,536	—
Accrued interest expense on subordinated notes	—	413	3,300
Amortization of debt issuance costs	—	42	1,466
Amortization of deferred stock-based compensation	23	—	730
Amortization of acquired technology	4,324	6,513	14,051
Amortization of intangible assets	162	2,032	9,608
Acquired in-process research and development	—	—	10,400
Changes in operating assets and liabilities:
Accounts receivable	(2,839)	2,822	(5,322)
Prepaid expenses and other assets	(31)	(42)	1,385
Accounts payable	(213)	548	1,183
Income taxes payable	6,204	(1,676)	9,425
Accrued expenses	(1,736)	(1,484)	8,044
Deferred revenue	2,541	1,799	2,917

Net cash provided by operating activities	31,898	34,438	63,171

Cash flows used in investing activities:
Purchases of property and equipment	(1,388)	(1,199)	(1,970)
(Purchases) sales of short-term and long-term investments	(14,709)	(24,257)	53,660
Cash paid for UltiMIS Corporation earn-out	(710)	—	—
Cash paid in acquisition of TeamShare, net of cash received	—	(19,425)	—
Cash paid in acquisition of Merant plc, net of cash received and acquisition related costs paid	—	—	(199,201)
Cash paid in acquisition of selected net assets from Integrated Chipware	—	—	(4,431)

Net cash used in investing activities	(16,807)	(44,881)	(151,942)

Cash flows from financing activities:
Common stock repurchased under the stock repurchase plan	(1,508)	(54,685)	(43,102)
Sale of common stock under the employee stock purchase plan	1,489	1,554	2,952
Exercise of stock options under the employee stock option plan	2,069	4,821	9,516
Proceeds from issuance of subordinated notes, net of costs and restricted cash	—	203,688	—
Proceeds from principal on notes receivable from stockholders	1,995	6,984	—

Net cash provided by (used in) financing activities	4,045	162,362	(30,634)

Effect of exchange rate changes on cash	312	(40)	(4,546)

Net increase (decrease) in cash and cash equivalents	19,448	151,879	(123,951)
Cash and cash equivalents at beginning of year	85,954	105,402	257,281

Cash and cash equivalents at end of year	$105,402	$257,281	$133,330

Supplemental disclosures of cash flow information:
Income taxes paid	$9,814	$15,687	$11,784

Non-cash investing and financing activities:
Unrealized gain (loss) on marketable securities	$376	$(397)	$(372)

Contingent consideration reversed from the UltiMIS acquisition, net	$(290)	$—	$—

Common stock issued in acquisition of Merant plc, including estimated fair value of options assumed	$—	$—	$127,682

See accompanying notes to consolidated financial statements

SERENA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended January 31, 2003, 2004 and 2005

(1)    Description of Business and Summary of Significant Accounting Policies

(a)    Description of Business

SERENA Software, Inc. (“SERENA” or the “Company”) is the Enterprise Change Management (“ECM”) industry leader providing solutions that help companies automate change to applications that run their businesses. The Company’s solutions take a cross-platform and cross-organizational view of enterprise applications, allowing customers to define, enforce and automate application lifecycle processes. SERENA is the largest company solely focused on managing change in the IT environment. The Company’s products and services automate process and control change for teams managing development, web content, and IT infrastructure. Based on 25 years of innovation in process and configuration management, SERENA’s SAFE™ (SERENA’s Application Framework for Enterprises) solutions enable customers at more than 15,000 sites worldwide, including 98 of the Fortune 100, to improve IT governance, mitigate risks, support regulatory compliance, and boost productivity and quality. Its principal markets are North America, and to a lesser extent, Europe. International sales represented approximately 29%, 29%, and 31% of total revenue in fiscal 2003, 2004 and 2005, respectively.

(b)    Reclassifications

Certain reclassifications have been made to prior year balances in order to conform to the January 31, 2005 presentation.

(c)    Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

(d)    Foreign Currency Translation

The functional currencies of the Company’s foreign subsidiaries are for the most part the British Pound in the UK and the Euro in Europe, and to a lesser extent, other currencies including the Swiss Franc, Swedish Krona and Danish Krone in Europe, and the Singapore Dollar, Australian Dollar, Japanese Yen, Indian Rupee and South-Korean Won in Asia and the Pacific Rim. These foreign subsidiaries’ financial statements are translated using current exchange rates for balance sheet accounts and average rates for income statement accounts. Translation adjustments are recorded as other comprehensive income or loss in the consolidated statements of income and comprehensive income. Foreign currency transaction gains and losses are included in operating expenses, and have not been material to date.

(e)    Cash, Cash Equivalents, Restricted Cash and Investments

The Company considers all highly liquid investments purchased with original remaining maturities of three months or less to be cash equivalents. As of January 31, 2004 and 2005, cash equivalents consisted of commercial paper and money market funds.

The Company has classified its investments as “available-for-sale.” These investments are carried at fair value, based on quoted market prices, and unrealized gains and losses are recorded as other comprehensive income or loss in the consolidated statements of income and comprehensive income. Investments deemed to be other-than-temporarily impaired would be recorded as other losses in the consolidated statements of income and comprehensive income. To date and as of January 31, 2005, unrealized losses have been insignificant and the

SERENA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2003, 2004 and 2005

(1)    Description of Business and Summary of Significant Accounting Policies—(Continued)

Company has not characterized any of its investments as other-than-temporarily impaired. Realized gains and losses upon sale or maturity of these investments are determined using the specific identification method and are recorded as other income or loss in the consolidated statements of income and comprehensive income.

Interest income consists principally of earnings generated from interest-bearing accounts held by the Company and, to a lesser extent, interest accrued on pledged securities.

Cash equivalents consist of securities with original remaining maturities of three months or less. Current restricted cash and short-term investments are securities which mature in less than one year and non-current restricted cash and investments are securities which mature in one year or more.

With respect to the Company’s restricted cash balances, on December 15, 2003, the Company issued 1.5% Convertible Subordinated Notes due 2023 (the “Notes”) in a private placement. The Company pays interest on the Notes on June 15 and December 15 of each year. The first interest payment was made on June 15, 2004. Under certain conditions, the Notes are convertible into shares of the Company’s common stock at an initial conversion rate of 45.0577 shares per $1,000 principal (representing an initial conversion price of approximately $22.194 per share), subject to certain adjustments. Upon conversion of 100% of the Notes, the Company’s common stock issued would be 9,912,694.

The Company has pledged a portfolio of U.S. government securities to secure the first six scheduled interest payments on the Notes. Accordingly, as of January 31, 2005, the Company has approximately $6.5 million in restricted cash against this pledge. Other than this pledge of U.S. government securities, the Notes are subordinated unsecured obligations and rank junior in right of payment to the Company’s existing and future senior indebtedness and structurally subordinated to all indebtedness and other liabilities of the Company’s subsidiaries. The Notes are not listed on any securities exchange.

SERENA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2003, 2004 and 2005

(1)    Description of Business and Summary of Significant Accounting Policies—(Continued)

Cash and cash equivalents, restricted cash, and investments consisted of the following as of January 31, 2004 and 2005 (in thousands):

	As of January 31, 2004			As of January 31, 2005
	Cost	Unrealized Gains/(Losses)	Market	Cost	Unrealized Gains/(Losses)	Market
Cash and Cash Equivalents:
Cash	$14,291	$—	$14,291	$36,033	$—	$36,033
Money Market Funds	144,583	—	144,583	48,656	—	48,656
Corporate Notes	98,404	3	98,407	48,662	(20)	48,642

	$257,278	$3	$257,281	$133,350	$(20)	$133,330

Restricted Cash:
Corporate Notes—current	$3,300	$—	$3,300	$3,300	$—	$3,300
Corporate Notes—non-current	6,312	—	6,312	3,157	—	3,157

	$9,612	$—	$9,612	$6,457	$—	$6,457

Short-term Investments:
CD’s/Bonds	$4,400	$3	$4,403	$—	$—	$—
Corporate Notes	34,706	105	34,811	16,853	(75)	16,778

	$39,106	$108	$39,214	$16,853	$(75)	$16,778

Long-term Investments:
Corporate Notes	$70,556	$136	$70,692	$39,125	$(30)	$39,095

(f)    Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, generally three to five years.

(g)    Goodwill and Other Intangible Assets

Goodwill represents the excess of costs over fair value of assets of a business acquired. The Company accounts for goodwill and certain intangible assets after an acquisition is completed in accordance with FASB Statement No. 142, “Goodwill and Other Intangible Assets.” Pursuant to SFAS No. 142, goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB Statement No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”

(h)    Impairment or Disposal of Long-lived Assets

In accordance with SFAS No. 144, long-lived assets, such as property, plant and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances

SERENA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2003, 2004 and 2005

(1)    Description of Business and Summary of Significant Accounting Policies—(Continued)

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

The Company has, however, capitalized certain costs totaling $771,000 and $127,000 in fiscal 2004 and 2005, respectively, associated with computer software it has acquired for internal use. The capitalization and amortization of these costs are in accordance with AICPA Statement of Position (“SOP”) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. These costs are being amortized over periods of three to five years.

(j)    Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are recognized for deductible temporary differences, along with net operating loss carryforwards, if it is more likely than not that the tax benefits will be realized. To the extent a deferred tax asset cannot be recognized under the preceding criteria, allowances are established. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

SERENA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2003, 2004 and 2005

(1)    Description of Business and Summary of Significant Accounting Policies—(Continued)

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

Persuasive evidence of an arrangement exists. It is SERENA’s customary practice to have a written contract, which is signed by both the customer and SERENA, or a purchase order or purchase authorization from those customers whose standard practice is to employ such instruments.

Delivery has occurred. SERENA’s software is physically or electronically delivered to the customer. If an arrangement includes undelivered products or services that are essential to the functionality of the delivered product, delivery is not considered to have occurred until these products or services are delivered.

The fee is fixed or determinable. SERENA’s policy is to not provide customers the right to a refund of any portion of their license fees paid. SERENA may agree to extended payment terms with a customer. The Company’s customary payment terms require customers to pay 80% of the arrangement fee within one year or less. With respect to these arrangements where 20% or less of the arrangement fee is due beyond one year, the Company considers these arrangements to be fixed and determinable since such arrangements are standard business practice and the Company has a history of successful collections without making concessions. Arrangements with payment terms extending beyond these customary payment terms are considered not to be fixed or determinable, and revenues from such arrangements are recognized as payments become due and payable.

SERENA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2003, 2004 and 2005

(1)    Description of Business and Summary of Significant Accounting Policies—(Continued)

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

The Company sells its products to its end users and distributors under license agreements or purchase orders. Each new mainframe license includes maintenance, which includes the right to receive telephone support, “bug fixes” and unspecified upgrades and enhancements, for a specified duration of time, usually one year. The fee associated with such agreements is allocated between software license revenue and maintenance revenue based on the residual method. Software license revenue from these agreements or purchase orders is recognized upon receipt and acceptance of a signed contract or purchase order and delivery of the software, provided the related fee is fixed and determinable and collectibility of the revenue is probable. If an acceptance period is required, revenue is recognized upon the earlier of customer acceptance or the expiration of the acceptance period, as defined in the applicable software license agreement.

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

SERENA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2003, 2004 and 2005

(1)    Description of Business and Summary of Significant Accounting Policies—(Continued)

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

	Fiscal Year Ended January 31,
	2003	2004	2005
Net income, as reported	$23,154	$21,351	$9,486
Add: stock-based employee compensation expense included in reported net income, net of tax	14	—	477
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(11,054)	(10,103)	(11,835)

Pro forma net income (loss)	$12,114	$11,248	$(1,872)

Basic net income (loss) per share:
As reported	$0.57	$0.54	$0.23

Pro forma	$0.30	$0.28	$(0.04)

Diluted net income (loss) per share:
As reported (2004 restated—see Note 6(c))	$0.57	$0.52	$0.23

Pro forma	$0.30	$0.27	$(0.04)

For the pro forma amounts determined under SFAS No. 123, as set forth above, the fair value of each stock option grant under the stock option plans and the fair value of the employees’ purchase rights under the employee stock purchase plan (“ESPP”) are estimated on the date of grant using the Black-Scholes Option-Pricing Model with the following weighted-average assumptions used for grants in each of the fiscal years ended January 31, 2003, 2004 and 2005.

	Stock Option Plans			ESPP
	Fiscal Year Ended January 31,			Fiscal Year Ended January 31,
	2003	2004	2005	2003	2004	2005
Expected life (in years)	4.5	4.5	4.5	0.5	0.5	0.5
Risk-free interest rate	2.8%	2.8%	4.0%	1.1%	1.0%	3.1%
Volatility	109%	100%	85%	89%	46%	39%
Dividend yield	0%	0%	0%	0%	0%	0%

SERENA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2003, 2004 and 2005

(1)    Description of Business and Summary of Significant Accounting Policies—(Continued)

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

In October 2004, the FASB ratified the consensus reached by the EITF with respect to EITF Issue No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share.” In accordance with EITF Issue 04-8, potential shares issuable under contingently convertible securities with a market price trigger should be accounted for the same way as other convertible securities and included in the diluted earnings per share computation, regardless of whether the market price trigger has been met. Upon our adoption of EITF Issue No. 04-8 in the fourth quarter of fiscal 2005, 9,912,694 shares issuable from the conversion of the Notes have been included in the diluted earnings per share calculations for fiscal 2005 and 2004, using the “if converted” method. As required by the consensus, we have restated our diluted earnings per share calculation for fiscal 2004, when the original instrument was issued. See Note 5 to the Consolidated Financial Statements for additional information regarding our subordinated notes. These common shares will continue to be considered in our diluted earnings per share calculation until the Notes are redeemed, retired or, under certain circumstances, amended.

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

(r)    Segment Reporting

Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information” establishes standards for the manner in which public companies report information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The method for determining what information to report is based on the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance. The Company’s chief operating decision-maker is considered to be the Company’s chief executive officer (“CEO”). The CEO reviews financial information presented on an entity level basis accompanied by disaggregated information about revenues by product type and certain information about geographic regions for purposes of making operating decisions and assessing financial performance. The entity level financial information is identical to the information presented in the accompanying statements of operations. All of the Company’s products perform similar functions, and therefore the Company only has one group of similar products and services. Therefore, the Company has determined that it operates in a single operating segment: enterprise change management software.

SERENA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2003, 2004 and 2005

(1)    Description of Business and Summary of Significant Accounting Policies—(Continued)

Geographic information

	Year Ended January 31,
	2003	2004	2005
	(In thousands)
Revenues:
North America:
Software license	$27,179	$29,604	$57,004
Maintenance and professional services	40,775	45,118	87,382

Total North America	$67,954	$74,722	$144,386

Europe:
Software license	$17,071	$15,866	$28,346
Maintenance and professional services	10,750	14,968	35,373

Total Europe	$27,821	$30,834	$63,719

Total	$95,775	$105,556	$208,105

The Company operates in North America and Europe. In general, revenues are attributed to the country in which the contract originates.

	January 31,
	2004	2005
	(In thousands)
Long-lived assets:
North America	$150,089	$483,905
Europe	177	1,083

Total	$150,266	$484,988

Long-lived assets consist primarily of goodwill and other intangible assets, property and equipment and other long-term assets.

Major customers

No customer accounted for 10% or more of consolidated revenues in fiscal 2004 or 2005. In fiscal 2003, due to several large transactions with one international customer, this single customer accounted for 13% of fiscal 2003 consolidated revenues. No other customer accounted for 10% or more of consolidated revenues in fiscal 2003.

(s)    Advertising

Advertising costs are expensed as incurred. Advertising expense is included in sales and marketing expense and amounted to $1.3 million, $1.4 million and $3.6 million in fiscal 2003, 2004 and 2005, respectively.

SERENA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2003, 2004 and 2005

(1)    Description of Business and Summary of Significant Accounting Policies—(Continued)

(t)    Recently Issued Accounting Standards

We initially adopted the EITF consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” during fiscal 2004, and the Financial Accounting Standards Board Staff Position (“FSP”) EITF Issue No. 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1,” “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” during fiscal 2005. The consensus on Issue No. 03-1 applies to investments in marketable debt and equity securities, as well as investments in equity securities accounted for under the cost method. It provides guidance for determining when an investment is considered impaired, whether the impairment is other than temporary, and the measurement of an impairment loss. The guidance also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. These disclosures are included in Note 1(e). FSP EITF Issue No. 03-1-1 delays the effective date of paragraphs 10-20 of EITF Issue No. 03-1, which provide guidance for determining whether the impairment is other than temporary, the measurement of an impairment loss, and accounting considerations subsequent to the recognition of an other-than-temporary impairment. Application of these paragraphs is deferred pending issuance of proposal FSP EITF Issue No. 03-1-a. The adoption of EITF Issue No. 03-1 and FSP EITF Issue No. 03-1-1 did not have a material impact on our financial position or results of operations.

In October 2004, the FASB ratified the consensus reached by the EITF with respect to EITF Issue No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share.” In accordance with EITF Issue 04-8, potential shares issuable under contingently convertible securities with a market price trigger should be accounted for the same way as other convertible securities and included in the diluted earnings per share computation, regardless of whether the market price trigger has been met. Upon our adoption of EITF Issue No. 04-8 in the fourth quarter of fiscal 2005, 9,912,694 shares issuable from the conversion of the Notes have been included in the diluted earnings per share calculations for fiscal 2005 and 2004, using the “if converted” method. As required by the consensus, we have restated our diluted earnings per share calculation for fiscal 2004, when the original instrument was issued. See Note 5 to the Consolidated Financial Statements for additional information regarding our subordinated notes. These common shares will continue to be considered in our diluted earnings per share calculation until the Notes are redeemed, retired or, under certain circumstances, amended.

In December 2004, the Financial Accounting Standards Board issued Statement No. 123 (revised 2004) “Shared-Based Payment,” (SFAS No. 123R), that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. The standard requires public companies to value employee stock options and stock issued under employee stock purchase plans using the fair value based method on the grant date and record stock-based compensation expense over the service period or the vesting period. The standard also requires public companies to initially measure the cost of liability based service awards based on its current fair value; the fair value of that award will be remeasured subsequently at each reporting date through the settlement. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. We are required to adopt the new standard for interim or annual periods beginning after June 15, 2005. Upon the adoption of SFAS No. 123R, we can elect to recognize stock-based compensation related to employees equity awards in our consolidated statements of operations using fair value based method on a modified prospective basis and disclose the pro forma effect on net income or loss assuming the use of fair value based method in the notes to the consolidated financial statements for periods prior to the adoption. Since we currently account for

SERENA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2003, 2004 and 2005

(1)    Description of Business and Summary of Significant Accounting Policies—(Continued)

equity awards granted to our employees using the intrinsic value method under APB No. 25, we expect our adoption of SFAS No. 123R will have a significant impact on our financial position and results of operations.

In December 2004, the FASB issued two FASB Staff Positions (“FSP”) related to the AJCA. FSP No. 109-1 “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities” (“FSP 109-1”) requires companies that qualify for a deduction for domestic production activities under the AJCA to account for the deduction as a special deduction under FASB Statement No. 109 and reduce their tax expense in the period or periods the amounts are deductible on the tax return.

FSP No. 109-2 “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”) allows companies additional time to evaluate whether foreign earnings will be repatriated under the repatriation provisions of the AJCA and requires specified disclosures for companies needing the additional time to complete the evaluation. Once a decision is made to repatriate the foreign earnings, companies must reflect the deferred tax liabilities attributable to foreign earnings in the period that the decision is made to remit those earnings. See Note 7 to Notes to Consolidated Financial Statements for a further discussion of the impact of these two FSPs to us.

(2)    Property and Equipment

Property and equipment consisted of the following (in thousands):

	January 31,
	2004	2005
Computers and equipment	$8,012	$19,298
Furniture and fixtures	2,070	2,172

	10,082	21,470
Less: accumulated depreciation	6,873	15,748

	$3,209	$5,722

(3)    Goodwill and Other Intangible Assets

The Company accounts for goodwill and certain intangible assets after an acquisition is completed in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. As such, goodwill and other indefinite life intangible assets are not amortized but instead are periodically tested for impairment. The annual impairment test required by SFAS No. 142 will be performed in the fourth fiscal quarter each year and has been performed in each of the fourth quarters of fiscal 2003, 2004 and 2005. The Company has concluded that there was no impairment of goodwill as of January 31, 2005.

SERENA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2003, 2004 and 2005

(3)    Goodwill and Other Intangible Assets—(Continued)

Goodwill and other intangible assets consisted of the following (in thousands):

	January 31,
	2004	2005
Goodwill	$40,471	$323,671

Non-compete agreement	$1,633	$10,933
Acquired technology	37,476	86,741
Maintenance service contracts	1,800	49,300
Trademark / Trade name portfolio	200	2,600
Customer relationships	2,510	2,510

	43,619	152,084
Less: accumulated amortization	20,632	44,294

	$22,987	$107,790

Goodwill and other intangible assets consist of amortized intangible assets and intangible assets no longer subject to amortization under SFAS No. 142 as follows (in thousands):

	As of January 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Non-compete agreements	$10,933	$(2,950)	$7,983
Acquired technology	86,741	(31,708)	55,033
Maintenance service contracts	49,300	(7,030)	42,270
Trademark / Trade name portfolio	2,600	(1,212)	1,388
Customer relationships	2,510	(1,394)	1,116

Total	$152,084	$(44,294)	$107,790

Aggregate amortization expense:
For year ended January 31, 2005	$23,659
Estimated amortization expense:
For year ended January 31, 2006	$26,170
For year ended January 31, 2007	22,340
For year ended January 31, 2008	18,344
For year ended January 31, 2009	16,146
For year ended January 31, 2010	14,715
Thereafter	10,075

Total	$107,790

The weighted average remaining amortization period for acquired technology is 44 months; trademark/trade name portfolio is 15 months; customer relationships is 16 months; non-compete agreements is 14 months; and maintenance service contracts is 72 months. The total weighted average remaining amortization period for all identifiable intangible assets is 50 months. The aggregate amortization expense of acquired technology was $4.3 million, $6.5 million and $14.1 million in the fiscal years ended January 31, 2003, 2004 and 2005, respectively.

SERENA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2003, 2004 and 2005

(3)    Goodwill and Other Intangible Assets—(Continued)

The aggregate amortization expense of intangible assets was $0.2 million, $2.0 million and $9.6 million in the fiscal years ended January 31, 2003, 2004 and 2005, respectively. There were no impairment charges in fiscal 2003, 2004 and 2005.

The change in the carrying amount of goodwill for the year ended January 31, 2005 is as follows (in thousands):

Balance as of January 31, 2004	$40,471
Activity during the year:
Goodwill acquired in the Merant plc acquisition	283,200

Balance as of January 31, 2005	$323,671

(4)    Accrued Expenses

(a)    Total Accrued Expenses

Total accrued expenses consisted of the following (in thousands):

	January 31,
	2004	2005
Management incentive bonuses and commissions	$1,571	$6,485
Payroll-related items	2,047	4,243
Royalties	21	915
Acquisition-related and restructuring charges and accruals	167	6,643
Other	3,976	7,817

	$7,782	$26,103

(b)    Acquisition-Related and Restructuring Charges and Accruals

The Company’s total acquisition-related and restructuring accrual is predominantly associated with the Company’s acquisition of Merant in April 2004, and to a lesser extent, its RTM (“Requirements and Traceability Management”) technology acquisition from Integrated Chipware, Inc. in June 2004.

With respect to the Company’s acquisition of Merant in April 2004, the Company recorded acquisition-related costs totaling $10.7 million, and employee severance and other restructuring costs totaling $13.4 million, accrued through purchase accounting. With the Merant acquisition, the major actions that comprised the employee severance plan included a company-wide review of the combined organization to identify redundancies, and a notification to affected employees of the acquired entity. Affected employees from the sales organization were notified in early May 2004, with the remaining affected North America employees being notified in late May 2004, and all affected international employees being notified by the end of our second quarter of fiscal 2005 on July 31, 2004. The employee severance plan was essentially completed upon notification and employees from all employee groups across the organization were terminated.

SERENA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2003, 2004 and 2005

(4)    Accrued Expenses—(Continued)

With respect to the Company’s RTM acquisition from Integrated Chipware, Inc. in June 2004, the Company recorded $0.2 million in legal and other acquisition-related costs. The nature of the acquisition-related and restructuring charges and the amounts paid through and accrued as of January 31, 2005 are summarized as follows (in thousands):

	Severance, payroll taxes and other employee benefits	Facilities closures	Legal and other acquisition- related costs	Total acquisition- related and restructuring charges and accruals
Balances as of January 31, 2002	$348	$818	$9	$1,175
Activity during fiscal 2003:
Accrued	—	—	—	—
Paid	—	(749)	(4)	(753)
Adjustments	—	—	—	—

Balance as of January 31, 2003	348	69	5	422
Activity during fiscal 2004:
Accrued	—	—	—	—
Paid	(38)	(217)	—	(255)
Adjustments	(195)	195	—	—

Balance as of January 31, 2004	115	47	5	167
Activity during fiscal 2005:
Accrued	10,071	1,300	12,948	24,319
Paid	(5,120)	(710)	(11,108)	(16,938)
Adjustments	—	—	(905)	(905)

Balance as of January 31, 2005	$5,066	$637	$940	$6,643

(5)    Subordinated Notes

In December 2003, the Company issued $220.0 million in Subordinated Convertible Notes due December 15, 2023. The Notes bear interest at a rate of 1.5% per annum and are payable semi-annually on June 15 and December 15 of each year. The Notes are subordinated in right of payment to all of our future senior debt. The Notes are convertible into shares of the Company’s common stock prior to maturity at an initial conversion rate of 45.0577 shares per $1,000 principal (representing an initial conversion price of approximately $22.194 per share), subject to adjustments under certain conditions. The entire outstanding principal amount of the Notes will become due and payable at maturity. The Company may redeem the Notes, in whole or in part, under certain circumstances and at certain times. Accrued interest to the redemption date will be paid by the Company in any such redemption. Upon conversion of 100% of the Notes, the Company’s common stock issued would be approximately 9.9 million shares.

Accrued and unpaid interest on the Notes totaled $413,000 as of January 31, 2005. The holders of the Company’s Notes may require the Company to repurchase for cash all or a portion of their Notes on December 15, 2008, December 15, 2013 or December 15, 2018 at a purchase price equal to 100% of the principal amount of the Notes being purchased, plus accrued and unpaid interest to, but excluding the purchase date.

The Company pledged to the trustee under the indenture for the exclusive benefit of the holders of the Notes, $9.6 million of U.S. government securities, which was sufficient, upon receipt of scheduled principal and

SERENA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2003, 2004 and 2005

(5)    Subordinated Notes—(Continued)

interest payments thereon, to provide for the payment in full of the first six scheduled semi-annual interest payments on the Notes when due. Accordingly, at January 31, 2005, the Company had restricted cash balances on hand totaling $6.5 million to cover the remaining four semi-annual interest payments.

In connection with the Notes, the Company recorded in the fourth quarter of fiscal 2004 $6.7 million in debt issuance costs, which is being amortized over 5 years, the term of the initial put option by the Note holders. Under the put option, the note holders may require the Company to purchase for cash all or a portion of the option holder’s notes on December 15, 2008, December 15, 2013 or December 15, 2018 at a purchase price equal to 100% of the principal amount of the notes being purchased, plus accrued and unpaid interest to, but excluding, the purchase date. As of January 31, 2005, the Company had approximately $5.2 million in debt issuance costs remaining and had amortized approximately $1.5 million through fiscal 2005 ended January 31, 2005. Amortization of debt issuance costs will be $1.34 million annually going forward through December 15, 2008, when the initial put option expires, or earlier, upon conversion of the notes.

(6)    Stockholders’ Equity

(a)    Repurchase of Common Stock

In connection with the Company’s Stock Repurchase Programs, the Company repurchased 111,000, 3,025,100 and 2,539,413 shares of its common stock in fiscal 2003, 2004 and 2005, respectively, for cash at an average price of $13.34, $18.08 and $17.92 per share, respectively. Treasury stock associated with these repurchases has been retired.

(b)    Restricted Stock Agreements

In connection with restricted common stock issued in January 1998 and March 1998, and the early exercise of common stock options in the fourth quarter of fiscal 1999 resulting in additional restricted common stock, the Company recorded deferred stock-based compensation in aggregate totaling $3,914,000 representing the difference between the issuance price and the fair value of the Company’s common stock at the date of issuance. This amount has been amortized over the restriction period of the individual shares. Amortization of deferred stock-based compensation related to restricted common stock was $23,000 in fiscal 2003. With the close of fiscal 2003, all deferred stock-based compensation recorded with respect to restricted common stock issuances had then been fully amortized.

SERENA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2003, 2004 and 2005

(6)    Stockholders’ Equity—(Continued)

(c)    Net Income Per Share

The following is a reconciliation of the numerator and denominator used in the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount

Year Ended January 31, 2003
Basic net income per share:
Net income	$23,154	40,367	$0.57
Effect of potentially dilutive securities outstanding – restricted stock and options	—	487	—
Effect of potentially dilutive securities outstanding – shares issuable under contingently convertible securities	—	—	—

Diluted net income per share	$23,154	40,854	$0.57

Year Ended January 31, 2004
Basic net income per share:
Net income	$21,351	39,707	$0.54
Effect of potentially dilutive securities outstanding – restricted stock and options	—	691	—
Effect of potentially dilutive securities outstanding – shares issuable under contingently convertible securities	272	1,239	—

Diluted net income per share (restated)	$21,623	41,637	$0.52

Year Ended January 31, 2005
Basic net income per share:
Net income	$9,486	42,074	$0.23
Effect of potentially dilutive securities outstanding – restricted stock and options	—	726	—
Effect of potentially dilutive securities outstanding – shares issuable under contingently convertible securities	2,852	9,913	—

Diluted net income per share	$12,338	52,713	$0.23

Options to purchase shares of common stock at a share price which is greater than the closing market price of the shares at the balance sheet date are not included in the computation of diluted earnings per share, or EPS, because the effect of their inclusion would have been anti-dilutive. For each of the years ended January 31, 2003, 2004 and 2005, 3,075,596, 1,544,748, and 1,759,347 respectively, of options to purchase shares of common stock at an average share price of $20.746, $24.576, and $24.642 respectively, were excluded from the computation of diluted EPS.

Diluted net income per share and diluted weighted average shares used in the earnings per share calculations for fiscal 2004 and 2005 include the effect of common stock issuable upon the conversion of our 1.5% Convertible Subordinated Notes due 2023. The fiscal 2004 diluted net income per share and diluted weighted average shares used in the earnings per share calculations have been restated to reflect the adoption of EITF Issue No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share.” See Note 5 to the Consolidated Financial Statements for more information on the Company’s 1.5% Convertible Subordinated Notes due 2023.

SERENA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2003, 2004 and 2005

(7)    Income Taxes

Income from continuing operations before income taxes included from foreign operations was $1.4 million, $1.1 million and $4.3 million in fiscal 2003, 2004 and 2005, respectively. The provision of income taxes consisted of the following (in thousands):

	Fiscal Year Ended January 31,
	2003	2004	2005
Current:
Federal	$13,393	$10,784	$18,729
State	2,703	2,136	4,344
Foreign	362	367	1,315

	16,458	13,287	24,388

Deferred:
Federal	(1,937)	(850)	(11,466)
State	(425)	(134)	(2,349)

	(2,362)	(984)	(13,815)

Total income taxes	$14,096	$12,303	$10,573

The Company’s effective tax rate differs from the statutory federal income tax rate of 35% for fiscal 2003, 2004 and 2005, primarily due to the following (in thousands):

	Fiscal Year Ended January 31,
	2003	2004	2005
Tax expense at federal statutory rate	$13,038	$11,779	$7,021
Research and experimentation credit	(882)	(1,141)	(514)
State tax, net of federal benefit	2,143	1,639	1,297
Foreign sales corporation benefit	(320)	(554)	(177)
Nondeductible stock-based compensation	8	—	—
Release of prior year reserves	—	—	(832)
In-process research and development	—	—	3,640
Other	109	580	138

Total income taxes	$14,096	$12,303	$10,573

Undistributed earnings of foreign subsidiaries for which U.S. income taxes have not been provided were immaterial during the periods presented.

Tax savings from deductions associated with various stock option plans are not reflected in the current federal and state provisions. Savings were approximately $0.4 million, $1.2 million and $1.8 million in fiscal 2003, 2004 and 2005, respectively.

SERENA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2003, 2004 and 2005

(7)    Income Taxes—(Continued)

The Company’s net deferred tax assets (liabilities) are summarized as follows (in thousands):

	January 31
	2004	2005
Deferred tax assets:
Allowance for doubtful accounts	$400	$1,137
Accrued expenses	1,147	5,990
Deferred revenue	5,111	3,030
State taxes	—	1,975
Long lived assets acquired in a business combination, net	—	425
NOL and credits	—	24,140
Valuation allowance	—	(22,825)
Other	129	134

Total deferred tax assets	6,787	14,006

Deferred tax liabilities:
Long lived assets acquired in a business combination, net	(2,621)	(39,921)
Property and equipment, net	(356)	(500)
State taxes	(506)	—
Other	—	(2,301)

Total deferred tax liabilities	(3,483)	(42,722)

Net deferred tax assets (liabilities)	$3,304	$(28,716)

At January 31, 2005, the Company had U.S. federal and state net operating loss carryforwards of approximately $45.4 million. The U.S. federal losses will begin expiring in 2013 and the state losses will begin expiring in 2006. At January 31, 2005, the Company also had U.S. federal credit carryforwards of approximately $4.0 million. These U.S. federal credit carryforwards will begin to expire in 2014.

The Company has provided a valuation allowance related to the benefits from the net loss carryforwards and tax credit carryforwards as utilization of these carryforwards may be subject to substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986, as amended. The annual limitation may result in the expiration of these carryforwards before utilization. The valuation allowance increased by $22.8 million in fiscal 2004. The valuation allowance is entirely related to carryforwards obtained from the acquisition of Merant plc in the first quarter of fiscal 2005 and any change in the valuation allowance will be credited to goodwill.

On October 22, 2004, the American Jobs Creation Act (the “AJCA”) was signed into law. The AJCA includes a deduction of 85% for certain foreign earnings that are repatriated, as defined in the AJCA. The deduction is subject to a number of limitations and uncertainty remains as to how to interpret numerous provisions in the AJCA. The Company does not plan to repatriate any earnings under this provision.

SERENA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2003, 2004 and 2005

(8)    Employee and Director Benefit Plans

(a)    Retirement Plan

The Company has a defined contribution retirement plan for all eligible employees. Participants may make contributions to the plan in accordance with provisions of the plan. The Company may make discretionary contributions to the plan. For the years ended January 31, 2003, 2004, and 2005, the Company made contributions of $879,000, $938,000 and $1,698,600, respectively. Such contributions generally vest over six years.

Effective January 1, 2005, the Merant defined contribution retirement plan, which was assumed by the Company in the context of its acquisition of Merant plc, and the Company’s existing defined contribution retirement plan were both replaced by a new single company-wide defined contribution retirement plan. Under the new plan effective January 1, 2005, the matching contribution formula is now 50% of the first 6% of eligible compensation with vesting on such contributions now being over one year of service.

(b)    Stock Option Plans

In October 1997, the Company’s Board of Directors approved the Company’s 1997 Stock Option and Incentive Plan (the “Plan”). The Plan allows for grants to officers, directors and employees of the Company of incentive stock options, nonqualified stock options and restricted stock. Options are generally granted for a 10-year term (5 years if the employee is more than a 10% shareholder) and generally vest over 4 years. Options are generally granted at fair market value (110% of fair market value if optionee is more than a 10% shareholder), as determined by the Board of Directors. Restricted stock may be granted pursuant to the Plan, as evidenced by agreement and determined by the Board of Directors.

The Plan automatically terminates in September 2007. Each option and award granted under the Plan will remain in effect until such option or award has been satisfied by the issuance of shares or terminated in accordance with its terms and the terms of the Plan.

In December 2001, the Company’s Board of Directors amended the Company’s 1999 Director Option Plan (the “Director Plan”). The Director Plan allows for grants to non-employee directors of the Company of nonqualified stock options. The Director Plan provides that options will be granted to non-employee directors pursuant to an automatic nondiscretionary grant mechanism. Each new non-employee director is automatically granted an option to purchase 37,500 shares of common stock at the time he or she is first elected to the Board of Directors (“First Option”). Each non-employee director will subsequently be granted an option to purchase 15,000 shares of common stock at the beginning of each fiscal year (“Subsequent Option”). Each such option will be granted at the fair market value of the common stock on the date of grant. First Options granted to non-employee directors under the 1999 Director Option Plan will become exercisable over four years, with one quarter of the shares subject to the option vesting after one year and the remaining shares vesting ratably in monthly installments thereafter. Subsequent Options vest annually on the first anniversary of the grant date.

SERENA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2003, 2004 and 2005

(8)    Employee and Director Benefit Plans—(Continued)

Stock option activity under the Plan and the Director Plan are as follows:

	Shares Available For Grant	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Grant Date Fair Value Per Share
Balances as of January 31, 2002	1,163,753	3,411,377	$18.03
Authorized	1,150,000	—
Restricted stock repurchased	1,422	—
Granted with an exercise price equal to the fair value of common stock	(1,452,000)	1,452,000	$13.74	$13.74
Cancelled	283,757	(283,757)	$24.11
Exercised	—	(411,620)	$5.13

Balance as of January 31, 2003	1,146,932	4,168,000	$17.40
Authorized	1,175,000	—
Granted with an exercise price equal to the fair value of common stock	(1,422,475)	1,422,475	$16.95	$16.95
Cancelled	293,659	(293,659)	$20.33
Exercised	—	(532,686)	$9.05

Balance as of January 31, 2004	1,193,116	4,764,130	$17.98
Authorized	1,130,000	—	—
Granted with an exercise price equal to the fair value of common stock	(2,158,338)	2,158,388	$18.86	$18.86
Assumed in the context of the Merant plc acquisition	(646,914)	646,914	$14.88	$19.51
Cancelled	572,604	(572,604)	$19.20
Exercised	—	(717,685)	$13.26

Balance as of January 31, 2005	90,468	6,279,093	$18.39

The fair value of options and shares issued pursuant to the 1999 ESPP at the grant date were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions for the years ended January 31, 2003, 2004 and 2005.

	Stock Option Plans			ESPP
	Fiscal Year Ended January 31,			Fiscal Year Ended January 31,
	2003	2004	2005	2003	2004	2005
Expected life (in years)	4.5	4.5	4.5	0.5	0.5	0.5
Risk-free interest rate	2.8%	2.8%	4.0%	1.1%	1.0%	3.1%
Volatility	109%	100%	85%	89%	46%	39%
Dividend yield	0%	0%	0%	0%	0%	0%

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions including the expected stock price volatility. We use projected volatility rates, which are based upon historical volatility rates trended into future years. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective

SERENA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2003, 2004 and 2005

(8)    Employee and Director Benefit Plans—(Continued)

input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our options. Based upon the above assumptions, the weighted average fair valuation per share of options granted under the option plans during the years ended January 31, 2003, 2004 and 2005 was $10.54, $12.36 and $12.65, respectively. The weighted average fair valuation per share of stock granted under the 1999 ESPP during the years ended January 31, 2003, 2004 and 2005 was $6.49, $5.10 and $5.64, respectively.

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

On February 19, 2003, the Company’s board of directors approved the addition of 1,475,000 shares of the Company’s common stock $.001 par value per share (the “Shares”), of which (i) 1,000,000 Shares were added to the Amended and Restated 1997 Stock Option and Incentive Plan, (ii) 300,000 Shares were added to the 1999 Employee Stock Purchase Plan and (iii) 175,000 Shares were added to the 1999 Director Option Plan.

On February 18, 2004, the Company’s board of directors approved the addition of 1,505,000 shares of the Company’s common stock $.001 par value per share (the “Shares”), of which (i) 955,000 Shares were added to the Amended and Restated 1997 Stock Option and Incentive Plan, (ii) 375,000 Shares were added to the 1999 Employee Stock Purchase Plan and (iii) 175,000 Shares were added to the 1999 Director Option Plan.

In fiscal 2003 and 2004, there was no deferred stock-based compensation recorded with respect to options issued by the Company. Stock-based compensation expense related to options to purchase common stock totaled $23,000 in fiscal 2003. There was no stock-based compensation expense related to options to purchase common stock in fiscal 2004. In fiscal 2005, in connection with the Company’s acquisition of Merant plc in the first quarter of fiscal 2005, the Company recorded $1.8 million in deferred stock-based compensation on issuance of 646,914 options. Stock-based compensation expense related to the Merant acquisition totaled $0.7 million in fiscal 2005.

The following table summarizes information about stock options outstanding at January 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$3.111 - $13.514	647,143	6.88	$9.626	306,617	$8.686
$13.550 - $15.360	775,228	16.19	$14.828	206,735	$14.560
$15.370 - $16.620	958,182	8.19	$16.281	283,442	$16.052
$16.641 - $17.270	145,979	9.08	$17.153	26,167	$17.034
$17.280 - $17.500	764,293	5.31	$17.496	756,271	$17.498
$17.550 - $18.310	725,285	9.58	$18.195	39,441	$17.639
$18.428 - $20.990	754,636	8.06	$19.895	291,696	$19.575
$21.000 - $22.670	806,423	7.99	$21.906	307,049	$21.090
$23.140 - $36.437	634,085	6.06	$27.686	568,310	$28.152
$37.527 - $70.141	67,839	5.46	$42.299	67,839	$42.299

$3.111 - $70.141	6,279,093	8.59	$18.394	2,853,567	$19.503

SERENA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2003, 2004 and 2005

(8)    Employee and Director Benefit Plans—(Continued)

(c)    Employee Stock Purchase Plan

The Employee Stock Purchase Plan allows eligible employee participants to purchase shares of our common stock at a discount through payroll deductions. Commencing with the Company’s IPO in February 1999, the plan consisted initially of a twenty-four-month offering period with an initial six-month purchase period followed by an abbreviated purchase period to get purchase periods on a six-month May/November purchase period cycle thereafter. Currently, the plan consists of twelve-month offerings with two six-month purchase periods in each offering period. As of January 31, 2005, all employees participating in the plan have twelve-month offering periods. Employees purchase shares at 85% of market value at either the beginning of the offering period or the end of the purchase period, whichever price is lower. As of January 31, 2005, we had reserved 1,837,500 shares of our common stock for issuance under this plan, and 927,252 shares remain available for future issuance.

(9)    Commitments and Contingencies

(a)    Leases

The Company has non-cancelable operating lease agreements for office space that expire between calendar 2005 and 2016. Minimum lease payments for the five succeeding years as of January 31, 2005, are as follows (in thousands):

Fiscal Year Ending January 31,
2006	$5,906
2007	5,262
2008	4,060
2009	2,508
2010	2,303
Thereafter	8,198

$28,237

Rent expense was $1,462,000, $1,607,000 and $4,364,000 for the fiscal years ended January 31, 2003, 2004, and 2005, respectively.

(b)    Licensing and Other Agreements

The Company has commitments under licensing agreements that provide for payments based on revenues of certain products. For the fiscal years ended January 31, 2003, 2004, and 2005, the Company’s fees paid or accrued under these license agreements were $944,000, $329,000 and $1,611,000, respectively.

(c)    Customer Indemnification

From time to time, the Company agrees to indemnify its customers against liability if the Company’s products infringe a third party’s intellectual property rights. As of January 31, 2005, the Company was not subject to any pending litigation alleging that the Company’s products infringe the intellectual property rights of any third parties.

SERENA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2003, 2004 and 2005

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

The acquisition of TeamShare improved the Company’s capabilities and allows it to compete more effectively in the growing application life cycle management market. The acquisition provides the Company with complimentary request and issue management technology that helps strengthen its ECM solution offering. These were the primary reasons for the acquisition and the factors that contributed to a purchase price that resulted in recognition of a significant amount of goodwill.

The Company acquired 100% of TeamShare’s outstanding common stock in acquiring all of its assets and assuming all of its liabilities. The total purchase price was $18.4 million and consisted of cash consideration of $17.9 million, net of in-the-money options proceeds of $0.1 million, and acquisition costs of $0.5 million.

Acquired technology, consisting of current completed technologies at the date of acquisition and valued on the premise of fair market value in continued use under the discounted cash flow approach, is amortized over a three-year period, the period of time the Company estimates as its economic useful life. Non-compete agreements were entered into with two former TeamShare officers and were valued based on the estimated amount of business that might be lost if these two principals were competing against the Company and are being amortized over their two-year term. Maintenance service contracts, consisting of existing annual renewable maintenance contracts at the date of acquisition are valued on the premise of fair market value of the total future cash flows that would be generated from the renewal of such contracts under the discounted cash flow approach and are amortized over a one-year period. Trademark/Trade name portfolio, consisting of the existing TeamTrack trade name at the date of acquisition is valued on the premise of fair market value of royalties avoided on developed technology revenues under the discounted cash flow approach and is amortized over a three-year period, the period of time the Company estimates as its economic useful life. Customer relationships, consisting of existing TeamShare customer relationships of varying age and size at the date of acquisition, are valued on the premise of fair market value of future cash flows that would be generated with existing customer relationships in place net of what would be generated without the existing relationships in place under the discounted cash flow approach and are amortized over a three-year period, the period of time the Company estimates as its economic useful life. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired and will be evaluated for impairment, at a minimum, annually pursuant to SFAS No. 142. Goodwill is not deductible for corporate income tax purposes.

A deferred tax liability of $6.0 million was recorded for the difference between the assigned values and the tax bases of the identified intangibles acquired in the transaction.

SERENA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2003, 2004 and 2005

(10)    Acquisition of TeamShare, Inc.—(Continued)

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

(11)    Acquisition of Merant Plc.

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

SERENA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2003, 2004 and 2005

(11)    Acquisition of Merant Plc.—(Continued)

The Company’s acquisition of Merant has created the largest independent company soley focused on managing change across Information Technology (IT) environments; and a provider of ECM software solutions from the mainframe to the Web, serving the complex change management needs of at least 49 of the fortune 50 largest companies worldwide, with a resulting combined installed base of over 15,000 customers. The primary reasons for the acquisition and the factors that contributed to a purchase price that resulted in recognition of a significant amount of goodwill included the large installed base that provided the combined companies with distribution leverage to cross sell products, expand into new geographies, create new opportunities in channel development and generate a profitable and steady maintenance stream.

Upon completion of the compulsory acquisition procedure, the Company acquired 100% of Merant’s outstanding common stock and thereby acquired all of its assets and assumed all of its liabilities. The total purchase price was $417.8 million and consisted of a combination of cash and stock as follows (in thousands):

Fair market value of SERENA common stock issued (approximately 5.9 million shares)	$120,481
Cash paid	266,957
Estimated fair value of options assumed	7,201
Estimated employee severance and other costs	13,381
Estimated acquisition-related costs	9,808

Total estimated purchase price of acquisition	$417,828

The total purchase price was allocated as follows (in thousands):

Fair value of assets acquired	$131,071
Acquired technology	45,000
Acquired in-process research and development	10,400
Trademark / Trade name portfolio	2,400
Customer contracts	47,500
Non-compete agreements	9,300
Intrinsic value of options assumed	1,822
Fair value of liabilities assumed	(67,094)
Deferred tax liability	(45,771)
Goodwill	283,200

Total estimated purchase price of acquisition	$417,828

The major actions that comprised the employee severance plan included a company-wide review of the combined organization to identify redundancies, and a notification to affected employees of the acquired entity. Affected employees from the sales organization were notified in early May 2004, with the remaining affected North America employees being notified in late May 2004, and all affected international employees being notified by the end of the fiscal quarter on July 31, 2004. The employee severance plan was essentially completed upon notification and employees from all employee groups across the organization were terminated.

Acquired technology, consisting of current completed technologies at the date of acquisition and valued on the premise of fair market value in continued use under the discounted cash flow approach, is amortized on a

SERENA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2003, 2004 and 2005

(11)    Acquisition of Merant Plc.—(Continued)

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

With respect to acquired Merant intangibles and as of January 31, 2005, the weighted average remaining amortization period for acquired technology is 63 months, for the trademark/trade name portfolio and non-compete agreements is 15 months, and for customer contracts is 75 months. The total weighted average remaining amortization period for all acquired Merant intangible assets is 63 months. All identified intangible assets are being amortized on a straight-line basis over their estimated useful lives. Amortization of acquired technology and amortization of other intangibles for the current fiscal year ended January 31, 2005 was $5.8 million and $7.8 million, respectively. The estimated total amortization expense going forward for both acquired technologies and other intangible assets associated with Merant is $17.0 million for fiscal 2006, $16.5 million for fiscal 2007, and $16.2 million for each of fiscal 2008 and fiscal 2009.

In accordance with generally accepted accounting principles in the United States of America, we recorded a deferred tax liability of $45.8 million for the difference between the assigned values and the tax bases of the intellectual property assets acquired in the transaction.

SERENA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2003, 2004 and 2005

(11)    Acquisition of Merant Plc.—(Continued)

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

	Fiscal Year Ended January 31, 2004	Fiscal Year Ended January 31, 2005
Total revenue	$230,239	$237,766
Net income	$9,627	$18,730
Net income per share (basic)	$0.21	$0.39
Net income per share (diluted)	$0.22	$0.37

(12)    Acquired In-process Research and Development

As a result of the Company’s acquisition of Merant on April 23, 2004, the Company recorded acquired in-process research and development totaling $10.4 million. For this transaction, the premise of value was fair market value in continued use.

Among the assets that were valued by the Company were Professional version 8.1, Professional version 8.2, Dimensions version 9.0 and Formula 1, all of which were under development at the acquisition date. These technologies currently under development were valued on the premise of fair market value in continued use employing a version of the income approach referred to as the discounted cash flow approach. This methodology is based on discounting to present value, at an appropriate risk-adjusted discount rate, both the expenditures to be made to complete the development efforts (excluding the efforts to be completed on the development efforts underway) and the operating cash flows which the applications are projected to generate, less a return on the assets necessary to generate the operating cash flows.

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

SERENA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2003, 2004 and 2005

(12)    Acquired In-process Research and Development—(Continued)

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

(13)    RTM Acquisition from Integrated Chipware, Inc.

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

With respect to the RTM acquisition from Integrated Chipware, Inc., pro forma financial information giving effect to the acquisition as if it had occurred at the beginning of the period presented would not have been materially different than the Company’s historical operating results.

(14) Stock	Repurchase Program and Repurchase of Common Stock

In May 2004, the Board of Directors authorized the repurchase of up to 1.0 million shares of the Company’s Common Stock from time to time in the open market or in privately negotiated block transactions. Under this program and at various times from June 29, 2004 through July 1, 2004, the Company repurchased in aggregate a total of 351,413 shares of its common stock for cash at an average price of $18.87 per share.

In August 2004, the Board of Directors authorized the repurchase of up to 2.0 million shares of the Company’s Common Stock from time to time in the open market or in privately negotiated block transactions. Under this program, the Company repurchased in aggregate a total of 1,608,000 shares of its common stock for cash at an average price of $16.40 per share.

SERENA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2003, 2004 and 2005

(14) Stock	Repurchase Program and Repurchase of Common Stock—(Continued)

In November 2004, the Board of Directors authorized the repurchase of up to 1.4 million shares of the Company’s Common Stock from time to time in the open market or in privately negotiated block transactions. Under this program, the Company repurchased in aggregate a total of 580,000 shares of its common stock for cash at an average price of $21.55 per share.

(15)    Subsequent Events

(a)    Stock Repurchase Program and Repurchase of Common Stock

On February 24, 2005, our Board of Directors authorized the repurchase of up to 1.5 million shares of the Company’s Common Stock from time to time in the open market or in privately negotiated block transactions. The Company will utilize any reacquired shares under this program for reissuance in connection with employee stock programs and general corporate purposes. As of the date of this filing and under this program, the Company repurchased in aggregate a total of 1,465,000 shares of its common stock for cash at an average price of $23.50 per share. The timing and size of any future stock repurchases are subject to market conditions, stock prices, our cash position and other requirements going forward.

Schedule I

Serena Software, Inc.

Valuation and Qualifying Accounts

(in thousands)

	Balance at Beginning of Period	Additions- Charges to Expenses	(a) Deductions & Write-offs	Balance at End of Period
Year Ended January 31, 2003:
Allowance for doubtful accounts	$846	$875	$(852)	$869
Year Ended January 31, 2004:
Allowance for doubtful accounts	$869	$475	$(393)	$951
Year Ended January 31, 2005:
Allowance for doubtful accounts	$951	$1,861	$(1,112)	$1,700

(a)	Deductions related to the allowance for doubtful accounts represent amounts written off against the allowance.

S-1