Form 10-Q
period 2005-04-30
SERENA SOFTWARE INC
filed 2005-06-09
CIK 1073967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2005

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☒    No  ☐

The number of shares of the registrant’s Common Stock, par value $0.001, outstanding as of May 31, 2005 was 41,313,475.

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

SERENA SOFTWARE, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	April 30, 2005	January 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$93,284	$133,330
Restricted cash	3,300	3,300
Short-term investments	31,849	16,778
Accounts receivable, net of allowance of $1,119 and $1,700 at April 30 and January 31, 2005, respectively	47,135	40,988
Deferred taxes	12,267	12,267
Prepaid expenses and other current assets	5,307	4,964

Total current assets	193,142	211,627
Long-term investments	41,837	39,095
Restricted cash, non-current	3,189	3,157
Property and equipment, net	5,711	5,722
Goodwill	321,435	323,671
Other intangible assets, net	107,823	107,790
Other assets	3,723	4,057

TOTAL ASSETS	$676,860	$695,119

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$934	$3,415
Income taxes payable	27,741	27,667
Accrued expenses	22,485	26,103
Accrued interest on subordinated notes	1,238	413
Deferred revenue	70,309	63,152

Total current liabilities	122,707	120,750
Deferred revenue, net of current portion	13,329	13,110
Long-term liabilities	2,508	2,660
Deferred taxes	41,185	40,983
Subordinated notes	220,000	220,000

Total liabilities	399,729	397,503

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 90,000,000 shares authorized; 41,183,609 and 42,266,206 shares issued and outstanding at April 30 and January 31, 2005, respectively	41	42
Additional paid-in capital	149,165	177,750
Deferred stock-based compensation	(864)	(1,092)
Accumulated other comprehensive loss	(4,912)	(4,646)
Retained earnings	133,701	125,562

Total stockholders’ equity	277,131	297,616

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$676,860	$695,119

See accompanying notes to condensed consolidated financial statements.

SERENA SOFTWARE, INC.

Condensed Consolidated Statements of Operations

For the Three Months Ended April 30, 2005 and 2004

(In thousands, except per share data)

(Unaudited)

	Three Months Ended April 30,
	2005	2004
Revenue:
Software licenses	$22,178	$15,839
Maintenance	32,996	14,765
Professional services	6,135	3,137

Total revenue	61,309	33,741

Cost of revenue:
Software licenses	603	326
Maintenance	3,419	1,563
Professional services	5,846	2,789
Amortization of acquired technology	4,167	2,045
Stock-based compensation (*)	14	1

Total cost of revenue	14,049	6,724

Gross profit	47,260	27,017

Operating expenses:
Sales and marketing	17,778	9,357
Research and development	8,856	4,949
General and administrative	4,630	2,048
Stock-based compensation (*)	215	17
Amortization of intangible assets	2,814	950
Acquired in-process research and development	—	10,400
Restructuring, acquisition and other charges	—	210

Total operating expenses	34,293	27,931

Operating income (loss)	12,967	(914)
Interest income	1,112	1,315
Interest expense	(825)	(825)
Amortization of debt issuance costs	(335)	(461)

Income (loss) before income taxes	12,919	(885)
Income taxes	4,780	3,390

Net income (loss)	$8,139	$(4,275)

Net income (loss) per share:
Basic	$0.20	$(0.11)

Diluted	$0.17	$(0.11)

Weighted average shares used in per share calculations:
Basic	41,725	38,871

Diluted	52,789	38,871

Net income (loss)	$8,139	$(4,275)
Plus: Income impact of assumed conversions:
Tax effected interest, including amortization of debt issuance costs, on 1.5% convertible debentures	697	N/A

Adjusted net income (loss) for diluted net income per share calculation	$8,836	$(4,275)

(*) Stock-based compensation:
Cost of maintenance	$7	$—
Cost of professional services	7	1

Stock-based compensation in cost of revenue	14	1

Sales and marketing	121	10
Research and development	55	4
General and administrative	39	3

Stock-based compensation in operating expenses	215	17

Total stock-based compensation	$229	$18

See accompanying notes to condensed consolidated financial statements.

SERENA SOFTWARE, INC.

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended April 30, 2005 and 2004

(In thousands)

(Unaudited)

	Three Months Ended April 30,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$8,139	$(4,275)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	693	521
Deferred income taxes	(2,591)	—
Provision for doubtful accounts	66	150
Accrued interest income, net of cash received	(31)	(40)
Accrued interest expense on subordinated notes	825	825
Amortization of debt issuance costs	335	461
Amortization of deferred stock-based compensation	229	18
Amortization of acquired technology	4,167	2,045
Amortization of intangible assets	2,814	950
Acquired in-process research and development	—	10,400
Changes in operating assets and liabilities:
Accounts receivable	(6,213)	(2,131)
Prepaid expenses and other assets	(345)	(764)
Accounts payable	(2,481)	735
Income taxes payable	74	982
Accrued expenses	(478)	(3,206)
Deferred revenue	7,378	10,431

Net cash provided by operating activities	12,581	17,102

Cash flows (used in) provided by investing activities:
Purchases of property and equipment	(704)	(432)
(Purchases) sales of short-term and long-term investments	(17,899)	50,594
Cash paid in acquisition of Apptero, Inc., net of cash received and acquisition related costs paid	(2,956)	—
Cash paid in acquisition of Merant Plc, net of cash received and acquisition related costs paid	(2,300)	97,208

Net cash (used in) provided by investing activities	(23,589)	147,370

Cash flows (used in) provided by financing activities:
Exercise of stock options under the employee stock option plan	5,848	1,774
Common stock repurchased under the stock repurchase plan	(34,435)	—

Net cash (used in) provided by financing activities	(28,587)	1,774

Effect of exchange rate changes on cash	(181)	(225)

Net (decrease) increase in cash and cash equivalents	(40,046)	165,991
Cash and cash equivalents at beginning of period	133,330	257,281

Cash and cash equivalents at end of period	$93,284	$423,272

Supplemental disclosures of cash flow information:
Income taxes paid	$6,736	$1,494

Non-cash investing and financing activity:
Unrealized loss on marketable securities	$(86)	$(224)

Common stock issued in the acquisition of Merant Plc., including estimated fair value of options assumed	$—	$127,683

Consideration payable to Merant Shareholders in the acquisition	$—	$274,654

Consideration payable to Apptero Shareholders in the acquisition	$1,157	$—

See accompanying notes to condensed consolidated financial statements.

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

SERENA Software, Inc. (“SERENA” or the “Company”) is the largest company solely focused on managing change in the IT environment. SERENA’s products and services automate process and control change for teams managing development, web content, and IT infrastructure. The Company’s solutions take a cross-platform and cross-organizational view of enterprise applications, allowing customers to define, enforce and automate application lifecycle processes. SERENA is the largest company solely focused on managing change in the IT environment. The Company’s products and services automate process and control change for teams managing development, web content, and IT infrastructure. Based on 25 years of innovation in process and configuration management, SERENA’s SAFE™ (SERENA’s Application Framework for Enterprises) solutions enable customers at more than 15,000 sites worldwide, including 98 of the Fortune 100, to improve IT governance, mitigate risks, support regulatory compliance, and boost productivity and quality. Its principal markets are North America and Europe.

The accompanying unaudited condensed consolidated financial statements have been prepared on substantially the same basis as the audited consolidated financial statements, and in the opinion of management include all adjustments, consisting only of normal recurring adjustments, except as otherwise noted, necessary for their fair presentation. These unaudited condensed consolidated financial statements and the notes thereto have been prepared in accordance with the Instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all disclosures required by accounting principles generally accepted in the United States of America and Regulation S-X for annual financial statements. For these additional disclosures, readers should refer to the Company’s annual report on Form 10-K for the fiscal year ended January 31, 2005 which was filed on April 8, 2005. The interim results presented are not necessarily indicative of results for any subsequent quarter or for the fiscal year ending January 31, 2006.

Reclassifications

Certain reclassifications have been made to the balances for the three months ended April 30, 2004 in order to conform to the April 30, 2005 presentations.

Major Customers

In the current fiscal quarter ended April 30, 2005, due to a single large transaction with an international customer, this single customer accounted for 10% of total revenues in the quarter. No other single customer accounted for 10% or more of total revenues in the current fiscal quarter ended April 30, 2005, and no single customer accounted for 10% or more of total revenues in the same quarter a year ago.

(1)    Acquisitions

Merant Plc.

On April 23, 2004, the Company completed its acquisition of Merant plc. (“Merant”). Merant designs, develops and markets software products and services for Enterprise Change Management (“ECM”), software configuration management and web content management. Its solutions help companies improve their ability to manage change of software applications, code and web content. Prior to the completion of the Offer, Merant’s ordinary shares were traded on the London Stock Exchange and its ADSs were traded on the NASDAQ National Market.

The acquisition was accounted for using the purchase method of accounting, and accordingly, the results of operations of Merant have been included in the Company’s consolidated financial statements from April 23, 2004.

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

In connection with the acquisition, the Company recorded $281.0 million in goodwill. The goodwill is not expected to be fully deductible for tax purposes. The primary reasons for the acquisition and the factors that contributed to a purchase price that resulted in recognition of a significant amount of goodwill included the large installed base that provided the combined companies with distribution leverage to cross sell products, expand into new geographies, create new opportunities in channel development and generate a profitable and steady maintenance stream.

The Company acquired 100% of Merant’s outstanding common stock and thereby acquired all of its assets and assumed all of its liabilities. The total purchase price was $415.6 million and consisted of a combination of cash and stock as follows (in thousands):

Fair market value of SERENA common stock issued (approximately 5.9 million shares)	$120,481
Cash paid	266,957
Estimated fair value of options assumed	7,201
Estimated employee severance and other costs	13,381
Estimated acquisition-related costs	7,573

Total estimated purchase price of acquisition	$415,593

The total purchase price was allocated as follows (in thousands):

Fair value of assets acquired	$131,071
Acquired technology	45,000
Acquired in-process research and development	10,400
Trademark / Trade name portfolio	2,400
Customer contracts	47,500
Non-compete agreements	9,300
Intrinsic value of options assumed	1,822
Fair value of liabilities assumed	(67,094)
Deferred tax liability	(45,771)
Goodwill	280,965

Total estimated purchase price of acquisition	$415,593

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

RTM Acquisition from Integrated Chipware, Inc.

In June 2004, the Company acquired the technology, assets, associated expertise and customer base for Integrated Chipware’s RTM (“Requirements and Traceability Management”) product, one of the industry’s leading requirements management solutions, for $3.8 million. In connection with the acquisition, which has been accounted for as an acquisition of a business, the Company has capitalized $4.3 million of acquired technology

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

associated with the RTM product and has recorded an accrual of $0.2 million for restructuring and acquisition-related charges. There was no goodwill recorded in the business acquisition. The acquired technology will be amortized over its economic useful life of three years. Also in connection with the acquisition, the Company acquired certain selected assets and assumed certain liabilities including selected trade receivables and deferred maintenance contracts; all of which have been recorded at their fair values.

Business Application Planning Technology Acquisition

In March 2005, the Company acquired business application planning technology for approximately $4.1 million. In connection with the acquisition, which has been accounted for as an asset purchase, the Company has capitalized $7.0 million of acquired technology associated with the business application planning technology. The acquired technology will be amortized over its economic useful life of five years. Also in connection with the asset purchase, the Company has recorded a deferred tax liability of approximately $2.8 million for the difference between the assigned values and the tax bases of the acquired technology.

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

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

	Three Months Ended April 30,
	2005	2004
Net income (loss), as reported	$8,139	$(4,275)
Add: stock-based employee compensation expense included in reported net income, net of tax	144	18
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(2,945)	(2,908)

Pro forma net income (loss)	$5,338	$(7,165)

Basic net income (loss) per share:
As reported	$0.20	$(0.11)

Pro forma	$0.13	$(0.18)

Diluted net income (loss) per share:
As reported	$0.17	$(0.11)

Pro forma	$0.11	$(0.18)

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

For the pro forma amounts determined under SFAS No. 123, as set forth above, the fair value of each stock option grant under the stock option plans and the fair value of the employees’ purchase rights under the employee stock purchase plan (“ESPP”) are estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the three months ended April 30, 2005 and 2004.

	Stock Option Plans		ESPP
	Three Months Ended April 30,
	2005	2004	2005	2004
Expected life (in years)	4.5	4.5	0.5	0.5
Risk-free interest rate	3.8%	3.5%	3.1%	1.4%
Volatility	82%	98%	37%	37%
Dividend yield	none	none	none	none

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

In October 2004, the FASB ratified the consensus reached by the EITF with respect to EITF Issue No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share.” In accordance with EITF Issue 04-8, potential shares issuable under contingently convertible securities with a market price trigger should be accounted for the same way as other convertible securities and included in the diluted earnings per share computation, regardless of whether the market price trigger has been met. Upon our adoption of EITF Issue No. 04-8 in the fourth quarter of fiscal 2005, 9,912,694 shares issuable from the conversion of the Company’s Subordinated Convertible Notes due December 15, 2023 (the “Notes”) have been included in the diluted earnings per share calculation for the current fiscal quarter ended April 30, 2005, using the “if converted” method. The 9,912,964 shares issuable from the conversion of the Notes have not been included in the diluted earnings per share calculation for the fiscal quarter ended April 30, 2004, since their inclusion would have been anti-dilutive. Accordingly, we have not restated our diluted earnings per share calculation for the fiscal quarter ended April 30, 2004. The original instrument was issued in the fourth quarter of fiscal 2004. These common shares will continue to be considered in our diluted earnings per share calculation until the Notes are redeemed, retired or, under certain circumstances, amended. See Note 9 of Notes to Condensed Consolidated Financial Statements for a further discussion on the Company’s Subordinated Notes.

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following is a reconciliation of the numerator and denominator used in the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Three Months Ended April 30, 2004:
Basic net loss per share:
Net loss	$(4,275)	38,871	$(0.11)
Effect of potentially dilutive securities outstanding—restricted stock and options	—	—	—
Effect of potentially dilutive securities outstanding—shares issuable under contingently convertible securities	—	—	—

Diluted net loss per share	$(4,275)	38,871	$(0.11)

Three Months Ended April 30, 2005:
Basic net income per share:
Net income	$8,139	41,725	$0.20
Effect of potentially dilutive securities outstanding—restricted stock and options	—	1,151	—
Effect of potentially dilutive securities outstanding—shares issuable under contingently convertible securities	697	9,913	—

Diluted net income per share	$8,836	52,789	$0.17

Options to purchase shares of common stock with an exercise price which is greater than the average fair market value of SERENA’s common stock for the period are not included in the computation of diluted earnings per share, or EPS, because the effect of their inclusion would have been anti-dilutive. For the three month period ended April 30, 2004, all options to purchase shares of common stock were excluded from the computation of diluted earnings per share because the effect of their inclusion would be anti-dilutive given the Company’s net loss for the quarter. Accordingly, 5,698,823 options to purchase shares of common stock at an average share price of $18.33 were excluded from the computation of diluted EPS. For the three month period ended April 30, 2005, 1,854,810 of options to purchase shares of common stock at an average share price of $25.01 were excluded from the computation of diluted EPS.

(5)    Acquisition-Related and Restructuring Charges and Accruals

The Company’s total acquisition-related and restructuring accrual is predominantly associated with the Company’s acquisition of Merant in April 2004, and to a lesser extent, its RTM technology acquisition from Integrated Chipware, Inc. in June 2004 and its business application planning technology acquisition in March 2005.

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

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

quarter of fiscal 2005 on July 31, 2004. The employee severance plan was essentially completed upon notification and employees from all employee groups across the organization were terminated.

With respect to the Company’s RTM technology acquisition from Integrated Chipware, Inc. in June 2004 and its business application planning technology acquisition in March 2005, the Company recorded $0.2 million and $0.1 million in legal and other acquisition-related costs, respectively.

In aggregate, the Company accrued $0.1 million and paid $2.3 million in acquisition-related and restructuring charges in the current fiscal quarter ended April 30, 2005. Purchase accounting adjustments recorded in the current fiscal quarter ended April 30, 2005 totaled $2.2 million and were the result of finalizing certain acquisition-related estimates associated with the Merant acquisition at the one year anniversary of the acquisition. The nature of the acquisition-related and restructuring charges and the amounts paid and accrued as of April 30, 2004 and 2005 are summarized as follows (in thousands):

	Severance, payroll taxes and other employee benefits	Facilities closures	Legal and other acquisition- related costs	Total acquisition- related and restructuring charges and accruals
Balances as of January 31, 2004	$115	$47	$5	$167
Activity during the three months ended April 30, 2004:
Accrued	—	—	—	—
Paid	—	(32)	—	(32)
Adjustments	—	—	—	—

Balances as of April 30, 2004	$115	$15	$5	$135

Balances as of January 31, 2005	$5,066	$637	$940	$6,643
Activity during the three months ended April 30, 2005:
Accrued	—	—	100	100
Paid	(1,581)	(333)	(385)	(2,299)
Adjustments	(1,428)	(143)	(665)	(2,236)

Balances as of April 30, 2005	$2,057	$161	$(10)	$2,208

(6)    Goodwill and Other Intangible Assets

The Company accounts for goodwill and certain intangible assets after an acquisition is completed in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. As such, goodwill and other indefinite life intangible assets are not amortized but instead are periodically tested for impairment. The annual impairment test required by SFAS No. 142 will be performed in the fourth fiscal quarter each year and has been performed in each of the fourth quarters of fiscal 2003, 2004 and 2005. The Company has concluded that there were no indicators of impairment of goodwill as of April 30, 2005.

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Goodwill and other intangible assets consisted of the following (in thousands):

	April 30, 2005	January 31, 2005
Goodwill	$321,435	$323,671

Non-compete agreement	$10,933	$10,933
Acquired technology	93,755	86,741
Customer contracts	49,300	49,300
Trademark / Trade name portfolio	2,600	2,600
Customer relationships	2,510	2,510

	159,098	152,084
Less: accumulated amortization	51,275	44,294

	$107,823	$107,790

Other intangible assets are comprised of the following (in thousands):

	As of January 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Non-compete agreements	$10,933	$(2,950)	$7,983
Acquired technology	86,741	(31,708)	55,033
Maintenance service contracts	49,300	(7,030)	42,270
Trademark / Trade name portfolio	2,600	(1,212)	1,388
Customer relationships	2,510	(1,394)	1,116

Total	$152,084	$(44,294)	$107,790

	As of April 30, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Non-compete agreements	$10,933	$(3,501)	$7,432
Acquired technology	93,755	(35,881)	57,874
Customer contracts	49,300	(8,716)	40,584
Trademark / Trade name portfolio	2,600	(1,573)	1,027
Customer relationships	2,510	(1,604)	906

Total	$159,098	$(51,275)	$107,823

Aggregate amortization expense:
For the remaining nine months of year ending January 31, 2006			$20,463
Estimated amortization expense:
For year ended January 31, 2007			23,741
For year ended January 31, 2008			19,745
For year ended January 31, 2009			17,547
For year ended January 31, 2010			16,116
For year ended January 31, 2011			8,597
Thereafter			1,614

Total			$107,823

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

As of April 30, 2005, the weighted average remaining amortization period for acquired technology is 42 months; trademark/trade name portfolio and customer relationships is 13 months; non-compete agreements is 11 months; and customer contracts is 69 months. The total weighted average remaining amortization period for all identifiable intangible assets is 48 months. The aggregate amortization expense of acquired technology and other intangible assets was $7.0 million and $3.0 million in the three months ended April 30, 2005 and 2004, respectively. There were no impairment charges in the three month periods ended April 30, 2005 and 2004.

The change in the carrying amount of goodwill for the three months ended April 30, 2005 is as follows (in thousands):

Balance as of January 31, 2005	$323,671
Activity during the three months ended April 30, 2005:
Purchase accounting adjustments to the Merant goodwill	(2,236)

Balance as of April 30, 2005	$321,435

(7)    Comprehensive Income (Loss)

We report components of comprehensive income (loss) in our annual consolidated statements of shareholders’ equity. Comprehensive income (loss) consists of net income, foreign currency translation adjustments, and unrealized losses on marketable equity securities. Total comprehensive income (loss) for the three months ended April 30, 2005 and 2004 is as follows (in thousands):

	Three Months Ended April 30,
	2005	2004
Comprehensive income (loss):
Net income (loss)	$8,139	$(4,275)
Other comprehensive loss:
Foreign currency translation adjustments	(181)	(320)
Unrealized loss on marketable securities, net of tax	(86)	(224)

Other comprehensive loss	(267)	(544)

Total comprehensive income (loss)	$7,872	$(4,819)

(8)    Recent Accounting Pronouncements

In April 2005, the SEC amended the compliance dates for SFAS No. 123R, “Shared-Based Payment”. The new rule allows public companies to implement SFAS No. 123R at the beginning of their next fiscal year that begins after June 15, 2005. We will be required to adopt SFAS No. 123R in the first quarter of fiscal 2007 and begin to recognize stock-based compensation related to employee equity awards in our condensed consolidated statements of operations using a fair value-based method on a prospective basis. Since we currently account for equity awards granted to our employees using the intrinsic value method under APB No. 25, we expect the adoption of SFAS No. 123R will have a significant adverse impact on our financial position and results of operations.

In December 2004 the FASB issued two FASB Staff Positions (“FSP”) related to the American Jobs Creation Act (“AJCA”). FSP No. 109-1 “Application of FASB Statement No. 109, Accounting for Income Taxes,

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

to the Tax Deduction on Qualified Production Activities provided by the American Jobs Creation Act” (“FSP 109-1”) requires companies that qualify for a deduction for domestic production activities under the AJCA to account for the deduction as a special deduction under FASB Statement No. 109 and reduce their tax expense in the period or periods the amounts are deductible on the tax return.

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

(9)    Subordinated Notes

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

Accrued and unpaid interest on the Notes totaled $1.2 million as of April 30, 2005. The holders of the Company’s Notes may require the Company to repurchase for cash all or a portion of their Notes on December 15, 2008, December 15, 2013 or December 15, 2018 at a purchase price equal to 100% of the principal amount of the Notes being purchased, plus accrued and unpaid interest to, but excluding the purchase date.

The Company pledged to the trustee under the indenture for the exclusive benefit of the holders of the Notes, $9.6 million of U.S. government securities, which was sufficient, upon receipt of scheduled principal and interest payments thereon, to provide for the payment in full of the first six scheduled semi-annual interest payments on the Notes when due. Accordingly, at April 30, 2005, the Company had restricted cash balances on hand totaling $6.5 million to cover the remaining four semi-annual interest payments.

In connection with the Notes, the Company recorded in the fourth quarter of fiscal 2004 $6.7 million in debt issuance costs, which is being amortized over 5 years, the term of the initial put option by the Note holders. Under the put option, the Note holders may require the Company to purchase for cash all or a portion of the option holder’s Notes on December 15, 2008, December 15, 2013 or December 15, 2018 at a purchase price equal to 100% of the principal amount of the Notes being purchased, plus accrued and unpaid interest to, but excluding, the purchase date. As of April 30, 2005, the Company had approximately $4.9 million in debt issuance costs remaining and had amortized approximately $0.3 million in the first quarter ended April 30, 2005 and $0.5 million in the same quarter a year ago. Amortization of debt issuance costs will be $1.34 million annually going forward through December 15, 2008, when the initial put option expires, or earlier, upon conversion of the notes.

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(10)    Stock Repurchase Programs and Repurchase of Common Stock

In February 2005, the Board of Directors authorized the repurchase of up to 1.5 million shares of the Company’s Common Stock from time to time in the open market or in privately negotiated block transactions. The Company will utilize any reacquired shares under this program for reissuance in connection with employee stock programs and general corporate purposes.

In May 2005, the Board of Directors authorized the repurchase of up to 1.5 million shares of the Company’s Common Stock from time to time in the open market or in privately negotiated block transactions. The Company will utilize any reacquired shares under this program for reissuance in connection with employee stock programs and general corporate purposes. The timing and size of any future stock repurchases are subject to market conditions, stock prices, our cash position and other requirements going forward.

A summary of the Company’s repurchases in the fiscal quarter ended April 30, 2005 is as follows:

Month	Repurchased Shares	Average Price Per Share
March 2005	1,415,000	$23.50
April 2005	50,000	$23.56

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements under the Private Securities Litigation Reform Act of 1995. Certain statements under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report are “forward-looking statements.” These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements contained in this report that are not historical facts. When used in this report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors discussed under “Factors That May Affect Future Results” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report. Factors that could cause or contribute to such differences include but are not limited to, the percentage of license revenue typically closed at the end of each quarter, making estimation of operating results prior to the end of the quarter extremely uncertain; our ability to successfully integrate our acquisition of Merant plc; economic conditions worldwide which may continue to affect the overall demand for software and services, which has resulted in and could continue to result in decreased revenues or lower revenue growth rates in the future; changes in revenue mix and seasonality; dependence on revenues from our installed base; continued demand for additional mainframe MIPS capacity; our ability to complete the assessment of internal controls over financial reporting as of January 31, 2006, as required by Section 404 of the Sarbanes-Oxley Act, which may impact market perception of the reliability of our internal controls over financial reporting and thus adversely affect the market price of our common stock; expansion of our international organizations; and our ability to manage our growth. We assume no obligation to update the forward-looking information contained in this report. It is important that the discussion below be read together with the attached condensed consolidated financial statements and notes thereto, with the discussion of such risks and uncertainties and with the audited financial statements and notes thereto, and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Factors Affecting Future Results” contained in the Company’s Form 10-K for fiscal 2005.

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

On April 23, 2004, the Company completed its acquisition of Merant plc. (“Merant”). Merant designs, develops and markets software products and services for Enterprise Change Management (“ECM”), software configuration management and web content management. Its solutions help companies improve their ability to manage change of software applications, code and web content. Prior to the completion of the Offer, Merant’s ordinary shares were traded on the London Stock Exchange and its ADSs were traded on the NASDAQ National Market.

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

In March 2005, the Company acquired business application planning technology for approximately $4.1 million. In connection with the acquisition, which has been accounted for as an asset purchase, the Company has capitalized $7.0 million of acquired technology associated with the business application planning technology. The acquired technology will be amortized over its economic useful life of five years. Also in connection with the asset purchase, the Company has recorded a deferred tax liability of approximately $2.8 million for the difference between the assigned values and the tax bases of the acquired technology.

In January 2002, we entered into an OEM Agreement with IBM Corporation (“IBM”) whereby IBM acquired the rights to resell our StarTool APM technology. We recognized our first revenue from this arrangement in the second quarter of fiscal 2003 and such revenue has been subject to material fluctuations from quarter to quarter. Total revenue from our IBM OEM relationship was 5% of total revenue in fiscal 2004 and accounted for less than 2% of total revenue in both fiscal 2005 and the current fiscal quarter ended April 30, 2005. In April 2005, the Company received from IBM the notice of termination of the OEM Agreement. Under the terms of the Agreement, the Company will continue to support IBM’s customers for approximately the next five calendar quarters through June 30, 2006.

In the current fiscal quarter ended April 30, 2005, SERENA experienced an increase in total revenues of 82%, as total revenues for the quarter were $61.3 million versus $33.7 million in the same quarter from a year ago. The increase was primarily the result of the Company’s acquisition of Merant in April 2004, and to a lesser extent, its acquisition of TeamShare in June 2003.

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

For the current fiscal quarter ended April 30, 2005, 68% of our software license revenue came from our distributed systems products and 32% from our mainframe products. Our distributed systems products are licensed on a per user seat basis. Customers typically purchase the mainframe products under Million Instructions Per Second, or MIPS-based, perpetual licenses. Mainframe software products and applications are usually priced based on hardware computing capacity. The higher a hardware’s MIPS capacity, the more expensive a software license will be.

Historically, SERENA’s revenue has been generally attributable to sales in North America, Europe and to a lesser extent Asia Pacific. Revenue attributable to sales in North America accounted for approximately 61% and 69% of SERENA’s total revenue in the current fiscal quarter ended April 30, 2005 and the same quarter a year ago, respectively.

Our international revenue is attributable principally to our European operations. International sales represented approximately 39% and 31% of SERENA’s total revenue in the current fiscal quarter ended April 30, 2005, and the same quarter a year ago, respectively. As a percentage of total revenue, international revenue growth in the current fiscal quarter ended April 30, 2005, when compared to the same quarter a year ago, was in large part due to a single large transaction with an international customer in the current fiscal quarter ended April 30, 2005. This single customer accounted for 10% of total revenue in the current fiscal quarter ended April 30, 2005. No single customer accounted for 10% or more of total revenue in the same quarter a year ago.

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

Valuation of Long-Lived Intangible Assets, Including Goodwill.    In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” such as property, plant and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events or changes in circumstances include, but are not limited to, a significant decrease in the fair value of the underlying business or asset, a significant decrease in the benefits realized from the acquired business or asset, difficulties or delays in integrating the business, or a significant change in the operations of the acquired business or use of an asset. Recoverability of long-lived assets other than goodwill is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Significant management judgment is required in identifying a triggering event that arises from a change in circumstances; forecasting future operating results; and estimating the proceeds from the disposition of long-lived or intangible assets. Material impairment charges could be necessary should different conditions prevail or different judgments be made. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and would be no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

To date, there has been no significant impairment of long-lived assets and the Company does not expect to record an impairment loss on its long-lived assets in the near future.

In accordance with SFAS No. 142, goodwill is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. Factors we consider important which could trigger an impairment review include, but are not limited to, significant under-performance relative to expected, historical or projected future operating results, significant changes in the manner of our use of acquired assets or the strategy for our overall business, or significant negative economic trends. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. This determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting unit and compares it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill.

The Company completed this test during the fourth quarters of fiscal 2003, fiscal 2004 and fiscal 2005, and the Company has not recorded an impairment loss on goodwill. The Company has concluded that there were no indicators of impairment of goodwill as of April 30, 2005.

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

Recent Accounting Pronouncements

In April 2005, the SEC amended the compliance dates for SFAS No. 123R, “Shared-Based Payment”. The new rule allows public companies to implement SFAS No. 123R at the beginning of their next fiscal year that begins after June 15, 2005. We will be required to adopt SFAS No. 123R in the first quarter of fiscal 2007 and begin to recognize stock-based compensation related to employee equity awards in our condensed consolidated statements of operations using a fair value-based method on a prospective basis. Since we currently account for equity awards granted to our employees using the intrinsic value method under APB No. 25, we expect the adoption of SFAS No. 123R will have a significant adverse impact on our financial position and results of operations.

In December 2004 the FASB issued two FASB Staff Positions (“FSP”) related to the American Jobs Creation Act (“AJCA”). FSP No. 109-1 “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities provided by the American Jobs Creation Act” (“FSP 109-1”) requires companies that qualify for a deduction for domestic production activities under the AJCA to account for the deduction as a special deduction under FASB Statement No. 109 and reduce their tax expense in the period or periods the amounts are deductible on the tax return.

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

Results of Operations

References to the dollar and percentage increases or decreases set forth below in this discussion and analysis of SERENA’s results of operations are derived from comparisons between SERENA’s condensed consolidated statements of operations for the three month period ended April 30, 2005 to the condensed consolidated statements of operations for the three month period ended April 30, 2004. Historical results include the post-acquisition results of TeamShare from June 5, 2003, Merant from April 23, 2004, the RTM product from June 21, 2004, and the business application planning technology product from March 7, 2005.

The following table sets forth our results of operations expressed as a percentage of total revenue. These operating results for the periods presented are not necessarily indicative of the results for the full fiscal year or any other period.

	Percentage of Revenue Three Months Ended April 30,
	2005	2004
Revenue:
Software licenses	36%	47%
Maintenance	54%	44%
Professional services	10%	9%

Total revenue	100%	100%

Cost of revenue:
Software licenses	1%	1%
Maintenance	6%	5%
Professional services	9%	8%
Amortization of acquired technology	7%	6%
Stock-based compensation	—	—

Total cost of revenue	23%	20%

Gross profit	77%	80%

Operating expenses:
Sales and marketing	29%	28%
Research and development	14%	15%
General and administrative	8%	6%
Stock-based compensation	—	—
Amortization of intangible assets	5%	3%
Acquired in-process research and development	—	31%
Restructuring, acquisition and other charges	—	—

Total operating expenses	56%	83%

Operating income (loss)	21%	(3)%
Interest income	2%	3%
Interest expense	(1)%	(2)%
Amortization of debt issuance costs	(1)%	(1)%

Income (loss) before income taxes	21%	(3)%
Income taxes	8%	10%

Net income (loss)	13%	(13)%

Revenue

We derive revenue from software licenses, maintenance and professional services. Our total revenue increased $27.6 million, or 82%, to $61.3 million in the fiscal quarter ended April 30, 2005 from $33.7 million in the same quarter a year ago.

The following table summarizes software licenses, maintenance and professional services revenues for the periods indicated (in thousands, except percentages):

	Three Months Ended April 30,
			Increase (Decrease)
	2005	2004	In Dollars	In %
Revenue:
Software licenses	$22,178	$15,839	$6,339	40%
Maintenance	32,996	14,765	18,231	123%
Professional services	6,135	3,137	2,998	96%

Total revenue	$61,309	$33,741	$27,568	82%

Software Licenses.    Software licenses revenue as a percentage of total revenue was 36% in the current fiscal quarter ended April 30, 2005, as compared to 47% in the same quarter a year ago. For the current fiscal quarter, when compared to the same quarter a year ago, the increase in total software licenses revenue is predominantly due to increases in our distributed systems license revenue, for the most part coming from sales of Merant products after the Merant acquisition late in the first fiscal quarter ended April 30, 2004 and, to a lesser extent, sales of RTM and TeamTrack coming from our Integrated Chipware acquisition in second quarter of fiscal 2005 and our TeamShare acquisition in the second quarter of fiscal 2004. Sales of our distributed systems products, predominantly ChangeMan DS and TeamTrack beginning in fiscal 2004 and ChangeMan DS, TeamTrack and our newly acquired product line from Merant beginning in the first quarter of fiscal 2005, make up an increasing proportion of total software licenses revenue. Distributed systems products accounted for $15.0 million or 68% of total software licenses revenue in the current fiscal quarter ended April 30, 2005, as compared to $8.4 million or 53% in the same quarter a year ago. The Company expects that its distributed systems revenues in total and as a percentage of software licenses revenue will increase over time, and that core software change management will continue to account for a substantial portion of software licenses revenue in the future.

Maintenance.    Maintenance revenue as a percentage of total revenue was 54% in the current fiscal quarter ended April 30, 2005, as compared to 44% in the same quarter a year ago. For the current fiscal quarter ended April 30, 2005, when compared to the same quarter a year ago, the increase in maintenance revenue is predominantly due to the Company’s acquisition of Merant late in the first fiscal quarter ended April 30, 2004, and to a lesser extent, growth in installed software licenses base, as new licenses generally include one year of maintenance, renewals of maintenance agreements by existing customers, and maintenance price increases; all partially offset by some cancellations in maintenance contracts. Accordingly, we expect maintenance revenue to grow in absolute dollars in the near term as maintenance contracts renew.

Professional Services.    Professional services revenue as a percentage of total revenue was 10% in the current fiscal quarter ended April 30, 2005, as compared to 9% in the same quarter a year ago. For the current fiscal quarter ended April 30, 2005, when compared to the same quarter a year ago, the dollar increase is predominantly due to the acquisition of Merant. In general, professional services revenue is attributable to consulting opportunities resulting from our installed customer base and our expanded consulting service capabilities, all partially offset by the continued weak U.S. economy, price pressures on consulting rates, and the deferral of existing consulting projects.

Cost of Revenue

Cost of revenue, which consists of cost of software licenses, cost of maintenance, cost of professional services, amortization of acquired technology and stock-based compensation, was 23% of total revenue in the current fiscal quarter ended April 30, 2005, as compared to 20% in the same quarter a year ago.

The following table summarizes cost of revenue for the periods indicated (in thousands, except percentages):

	Three Months Ended April 30,
			Increase (Decrease)
	2005	2004	In Dollars	In %
Cost of revenue:
Software licenses	$603	$326	$277	85%
Maintenance	3,419	1,563	1,856	119%
Professional services	5,846	2,789	3,057	110%
Amortization of acquired technology	4,167	2,045	2,122	104%
Stock-based compensation	14	1	13	( *)

Total cost of revenue	$14,049	$6,724	$7,325	109%

Percentage of total revenue	23%	20%

(*)	Percentage is not meaningful.

Software Licenses.    Cost of software licenses consists principally of fees associated with our StarTool FDM products through the second quarter of fiscal 2004 and, to a lesser extent, salaries, bonuses and other costs associated with our product release organization, and fees associated with integrating third party technology into our distributed systems products. Cost of software licenses as a percentage of total software licenses revenue was 3% in the current fiscal quarter ended April 30, 2005, as compared to 2% in the same quarter a year ago. The increase in absolute dollars and as a percentage of total software licenses revenue is primarily due to increases in fees associated with sales of Merant products beginning with the acquisition of Merant late in the first fiscal quarter ended April 30, 2004; offset by decreases in fees associated with our StarTool FDM product as a result of lower revenues, and particularly, the elimination of such fees beginning in the third quarter of fiscal 2004.

Maintenance.    Cost of maintenance consists primarily of salaries, bonuses and other costs associated with our customer support organizations. Cost of maintenance as a percentage of total maintenance revenue was 10% in the current fiscal quarter ended April 30, 2005, as compared to 11% in the same quarter a year ago. In absolute dollar terms, the increase in cost of maintenance is primarily attributable to increases in expenses associated with our customer support organizations as a result of the growth in both maintenance revenue and our installed customer base with our acquisition of Merant late in the first quarter of fiscal 2005, and to a lesser extent, the increase in our installed customer base resulting from the RTM technology acquisition in the second quarter of fiscal 2005. As a percentage of total maintenance revenue, the margin improvement in the quarter reflects economies of scale achieved as the rate of growth in maintenance revenue was greater than the rate of growth in costs associated with our customer support organizations.

Professional Services.    Cost of professional services consists of salaries, bonuses and other costs associated with supporting our professional services organization. Cost of professional services as a percentage of total professional services revenue was 95% in the current fiscal quarter ended April 30, 2005, as compared to 89% in the same quarter a year ago. The increase in cost of professional services in absolute dollars is predominantly due to increases in expenses associated with our professional services organization to support higher professional services revenue, for the most part fueled by increases in fees associated with Merant services beginning with the acquisition of Merant late in the first fiscal quarter ended April 30, 2004. As a percentage of total professional services revenue, the margin decline in the current fiscal quarter, when compared to the same quarter a year ago, is the result of the rate of growth in costs associated with our professional services organizations being greater than the rate of growth in professional services revenue.

Amortization of Acquired Technology.    In connection with various prior acquisitions and most recently TeamShare, Merant, the RTM technology, and the Process View Composer technology, the Company has recorded $93.8 million in acquired technologies, offset by amortization totaling $35.9 million as of April 30, 2005. The increase in amortization expense was predominantly due to the acquired technology recorded in connection with the Company’s acquisition of Merant, and to a lesser extent, the acquired technology recorded in connection with the Company’s acquisitions of TeamShare, the RTM product and the Process View Composer Product. The Company expects to record $4.2 million per quarter in amortization expense over the remaining three quarters of fiscal 2006, then between $4.2 million and $3.3 million per quarter over the next four quarters following thereon through the end of fiscal 2007. See Notes 1 and 6 of Notes to Condensed Consolidated Financial Statements for additional information related to amortization of acquired technology and the acquisitions of Merant and the RTM technology from Integrated Chipware.

Operating Expenses

The following table summarizes operating expenses for the periods indicated (in thousands, except percentages):

	Three Months Ended April 30,
			Increase (Decrease)
	2005	2004	In Dollars	In %
Operating expenses:
Sales and marketing	$17,778	$9,357	$8,421	90%
Research and development	8,856	4,949	3,907	79%
General and administrative	4,630	2,048	2,852	126%
Stock-based compensation	215	17	198	( *)
Amortization of intangible assets	2,814	950	1,864	196%
Acquired in-process R&D	—	10,400	(10,400)	(100)%
Restructuring, acquisition & other charges	—	210	(210)	(100)%

Total operating expenses	$34,293	$27,931	$6,362	23%

Percentage of total revenue	56%	83%

(*)	Percentage is not meaningful.

Sales and Marketing.    Sales and marketing expenses consist primarily of salaries, commissions and bonuses, payroll taxes, and employee benefits as well as travel, entertainment and marketing expenses. Sales and marketing expenses as a percentage of total revenue were 29% in the current fiscal quarter ended April 30, 2005, as compared to 28% in the same quarter a year ago. The percentage and absolute dollar increases in the current fiscal quarter, when compared to the same quarter a year ago, are due primarily to the expansion of our direct sales and marketing organizations to support license revenue growth, salary, benefits and other employee related cost increases associated with our Merant acquisition, and to a lesser extent, our TeamShare acquisition. In absolute dollar terms, we expect sales and marketing expenses to increase as we continue to hire additional sales and marketing personnel, market our distributed systems products and undertake additional marketing programs.

Research and Development.    Research and development expenses consist primarily of salaries, bonuses, payroll taxes, and employee benefits and costs attributable to research and development activities. Research and development expenses as a percentage of total revenue were 14% in the current fiscal quarter ended April 30, 2005, as compared to 15% in the same quarter a year ago. The increase in research and development expenses in absolute dollars is primarily attributable to salary, benefits and other employee related cost increases as a result of our acquisition of Merant, and to a lesser extent, our acquisitions of TeamShare and the Process View Composer technology, and continued expansion of our research and development efforts to enhance existing products and develop our distributed systems products. As a percentage of total revenue, research and development expenses decreased slightly in the current fiscal quarter, when compared to the same quarter a year ago, as a result of the rate of growth in revenue being greater than the rate of growth in costs associated with our research and development activities. We expect research and development expenses to increase, both in absolute dollar terms and as a percentage of total revenue, as we continue to hire additional research and development personnel primarily to develop our distributed systems product suite.

General and Administrative.    General and administrative expenses consist primarily of salaries, bonuses, payroll taxes, and benefits and certain non-allocable administrative costs, including legal and accounting fees and bad debts. General and administrative expenses as a percentage of total revenue were 8% in the current fiscal quarter ended April 30, 2005, as compared to 6% in the same quarter a year ago. The increase in general and administrative expenses in both absolute dollars and as a percentage of total revenue is primarily due to our Merant acquisition. We expect general and administrative expenses to increase in absolute dollar terms as we expand our infrastructure and our operations in the future.

Stock-Based Compensation.    In connection with the Company’s acquisition of Merant, the Company recorded $1.8 million in deferred stock-based compensation reflecting the intrinsic value of the stock options assumed in the acquisition. The deferred stock-based compensation is being amortized over four years under an accelerated method whereby approximately $0.9 million, $0.5 million, $0.3 million and $0.1 million will be amortized to expense in the first, second, third and fourth years, respectively. As of April 30, 2005, the Company has amortized $0.9 million in deferred stock-based compensation and has $0.9 million remaining to be amortized.

Amortization of Intangible Assets.    In connection with various prior acquisitions, most recently TeamShare and Merant, the Company has recorded $65.3 million in identifiable intangible assets, offset by amortization totaling $15.4 million as of April 30, 2005. Amortization expense in the current fiscal quarter ended April 30, 2005 is almost exclusively due to the Merant acquisition, which added $59.2 million in amortizable intangible assets and, to a lesser extent, the TeamShare acquisition, which added $5.2 million in amortizable intangible assets. Amortization of intangible assets will be approximately $2.6 million per quarter over the next four quarters through the first quarter of fiscal 2007, and $2.2 million per quarter thereafter through the end of fiscal 2009.

Acquired In-Process Research and Development.    In connection with the Company’s acquisition of Merant, the Company recognized a charge in the first quarter of fiscal 2005 of $10.4 million for acquired in-process research and development. See Note 2 of Notes to Condensed Consolidated Financial Statements for additional information related to the acquired in-process research and development charge.

Restructuring, acquisition and other charges.    In connection with the Company’s acquisition of Merant, the Company incurred restructuring, acquisition and other charges in the quarter ended April 30, 2004 related to the acquisition that are not part of the Company’s ongoing operations. Such charges included certain employee payroll, severance and other employee related costs associated with transitional activities that are not part of ongoing operations, and travel and other direct costs associated with integrating the two companies.

Interest Income, Interest Expense and Amortization of Debt Issuance Costs

The following table summarizes other (expense) income for the periods indicated (in thousands, except percentages):

	Three Months Ended April 30,
			Increase (Decrease)
	2005	2004	In Dollars	In %
Other (expense) income
Interest income	$1,112	$1,315	$(203)	(15)%
Interest expense	(825)	(825)	—	0%
Amortization of debt issuance costs	(335)	(461)	126	(27)%

Total other (expense) income	$(48)	$29	$(77)	( *)

Percentage of total revenue	0%	0%

(*)	Percentage is not meaningful.

Interest Income.    For the current fiscal quarter ended April 30, 2005, when compared to the same quarter a year ago, the dollar decrease in interest income is predominantly due to decreases in balances on interest-bearing accounts, such as cash and cash equivalents, and both short and long-term investments, resulting from our acquisition of Merant in which the Company paid approximately $267 million in cash, in the second fiscal quarter ended July 31, 2004 for the acquisition itself and an additional $18.4 million in acquisition related costs, and to a lesser extent, decreases in cash balances of $79.9 million due to the Company’s stock repurchase programs implemented after the fiscal quarter ended April 30, 2004, and $4.5 million, including acquisition related-costs, paid for the acquisition of Integrated Chipware in the second quarter of fiscal 2005; all partially offset by increases in balances on interest-bearing accounts, such as cash and cash equivalents, and both short and long-term investments, resulting from the accumulation of earnings.

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

The Company records interest expense in connection with the Notes at a rate of 1.5% per annum on a principal balance of $220 million, or $825,000 per quarter. Accordingly, interest expense for the current fiscal quarter ended April 30, 2005 and the same quarter a year ago was $825,000.

Amortization of Debt Issuance Costs.    The Company records amortization of debt issuance costs in connection with the Notes, which will be amortized over 5 years, the term of the initial put option by the Note holders. Amortization of debt issuance costs will be $1.34 million annually going forward through December 15, 2008, when the initial put option expires, or earlier, upon conversion of the Notes.

Income Taxes

Income Taxes.    Income taxes were $4.8 million in the current fiscal quarter ended April 30, 2005, as compared to $3.4 million in the same quarter a year ago. The Company’s projected effective income tax rate for fiscal 2006 is 37%. The Company’s effective income tax rate for fiscal 2005 was 53%, and excluding the impact of the one-time in-process research and development charge of $10.4 million taken in the first quarter of fiscal 2005 ended April 30, 2004, would have been 35%. SERENA’s effective income tax rate has historically benefited from the United States research and experimentation tax credit and tax benefits generated from export sales made from the United States.

Liquidity and Capital Resources

Cash, cash equivalents and investments.    Since SERENA’s inception, we have financed our operations and met our capital expenditure requirements through cash flows from operations. As of April 30, 2005 and excluding $6.5 million in restricted cash, SERENA had $93.3 million in cash and cash equivalents, and an additional $31.8 million and $41.8 million in short and long-term investments, respectively, consisting principally of high grade commercial paper, certificates of deposit and short and long-term corporate notes and bonds.

Net cash provided by operating activities.    Cash flows provided by operating activities were $12.6 million and $17.1 million in the current fiscal quarter ended April 30, 2005 and the same quarter a year ago, respectively. In the current fiscal quarter ended April 30, 2005, the Company’s cash flows provided by operating activities exceeded net income principally due to the inclusion of non-cash expenses in net income and cash collections in advance of revenue recognition on maintenance contracts; all partially offset by an increase in accounts receivable and a decrease in accounts payable. In the same quarter a year ago, the Company’s cash flows provided by operating activities exceeded net loss principally due to the inclusion of non-cash expenses in net income and cash collections in advance of revenue recognition for maintenance contracts; all partially offset by a decrease in accrued expenses and an increase in accounts receivable.

Net cash used in or provided by investing activities.    Net cash used in investing activities was $23.9 million in the current fiscal quarter ended April 30, 2005 and net cash provided by investing activities was $147.4 million in the same quarter a year ago. In the current fiscal quarter ended April 30, 2005, net cash used in investing activities related to net purchases of short and long-term investments totaling $17.9 million, acquisition related costs paid in connection with the acquisition of business application planning technology totaling $3.0, acquisition related costs paid in connection with the Merant acquisition totaling $2.3 million, and the purchase of computer equipment and office furniture and equipment totaling $0.7 million. In the same quarter a year ago, net cash provided by investing activities related to cash received in the Merant acquisition totaling $97.2 million and net sales of short and long-term investments totaling $50.6 million; all partially offset by the purchase of computer equipment and office furniture and equipment totaling $0.4 million.

Net cash used in or provided by financing activities.    Net cash used in financing activities was $28.6 million in the current fiscal quarter ended April 30, 2005 and net cash provided by financing activities was $1.8 million in the same quarter a year ago. In the current fiscal quarter ended April 30, 2005, net cash used in financing activities related to common stock repurchased under the stock repurchase plan totaling $34.4 million; partially offset by the exercise of stock options under the Company’s employee stock option plan totaling $5.8 million. In the same quarter a year ago, net cash provided by financing activities was entirely due to the exercise of stock options under the Company’s employee stock option plan totaling $1.8 million.

Contractual obligations and commitments.    At April 30, 2005, the Company did not have any material commitments for capital expenditures and has no revolving credit agreement or other term loan agreements with any bank or other financial institution.

On December 15, 2003, the Company issued the Notes in a private placement. Under certain conditions, the Notes are convertible into shares of the Company’s common stock at an initial conversion rate of 45.0577 shares per $1,000 principal (representing an initial conversion price of approximately $22.194 per share), subject to certain adjustments. Upon conversion of 100% of the Notes, the Company’s common stock issued would be 9,912,694.

The Company has pledged a portfolio of U.S. government securities to secure the first six scheduled interest payments on the Notes. Accordingly, as of April 30, 2005, the Company has approximately $6.5 million in restricted cash against this pledge to cover the remaining four scheduled interest payments. Other than this pledge of U.S. government securities, the Notes are subordinated unsecured obligations and rank junior in right of payment to the Company’s existing and future senior indebtedness and structurally subordinated to all indebtedness and other liabilities of the Company’s subsidiaries. The Notes are not listed on any securities exchange.

The Company may redeem the Notes, in whole or in part, under certain circumstances and at certain times. Accrued interest to the redemption date will be paid by the Company in any such redemption. The holders of the Notes may require the Company to repurchase for cash all or a portion of their Notes on December 15, 2008, December 15, 2013, or December 15, 2018 at a purchase price equal to 100% of the principal amount of the Notes being purchased, plus accrued and unpaid interest to, but excluding the purchase date.

At April 30, 2005, the Company had Notes outstanding totaling $220 million. The Notes bear interest at 1.5% per annum and are due in 2023. Accrued and unpaid interest on the notes totaled $1.2 million as of April 30, 2005 with restricted cash balances on hand totaling $6.5 million to cover the next four semi-annual interest payments.

The Company has noncancelable operating lease agreements for office space that expire between calendar 2005 and 2016. Future payments due under operating leases and debt as of April 30, 2005 are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
Operating lease obligations	$18,113	$6,018	$7,327	$2,815	$1,953
1 1/2% Convertible Subordinated Notes due 2023	220,000				220,000

	$238,113	$6,018	$7,327	$2,815	$221,953

Working capital, accounts receivable and deferred revenue.    At April 30, 2005, the Company had working capital of $70.4 million and accounts receivable, net of allowances, of $47.1 million. Total deferred revenue increased to $83.6 million at April 30, 2005 from $76.3 million at January 31, 2005 primarily as a result of the Merant acquisition in April 2004, and to a lesser extent, increased billings of maintenance fees and the RTM technology asset purchase from Integrated Chipware in June 2004.

Off-balance sheet arrangements.    As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of April 30, 2005, we are not involved in any unconsolidated SPE transactions.

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

Factors That May Affect Future Results

This report, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements under the Private Securities Reform Act of 1995 and other prospective information relating to future events. These forward-looking statements and other prospective information are subject to certain risks and uncertainties that could cause results to differ materially from historical results or anticipated results, including but are not limited to, the percentage of license revenue typically closed at the end of each quarter making estimation of operating results prior to the end of the quarter extremely uncertain; our ability to successfully integrate our acquisition of Merant plc; economic conditions worldwide which may continue to affect the overall demand for software and services, which has resulted in and could continue to result in decreased revenues or lower revenue growth rates in the future; changes in revenue mix and seasonality; dependence on revenues from our installed base; continued demand for additional mainframe MIPS capacity; our ability to complete the assessment of internal controls over financial reporting as of January 31, 2006, as required by Section 404 of the Sarbanes-Oxley Act, which may impact market perception of the reliability of our internal controls over financial reporting and thus adversely affect the market price of our common stock; expansion of our international organizations; our ability to manage our growth; and the following:

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

Because we do not know when, or if, our potential customers will place orders and finalize contracts, we cannot accurately predict our revenue and operating results for future quarters. In addition, as a result of general economic slowdown or weakness worldwide that has occurred and could occur in the future, a number of customers have delayed and could delay in the future discretionary spending for software and hardware, which has reduced or could reduce in the future our revenue. Additionally, sales cycles have lengthened and could lengthen in the future as customers delay decisions to purchase our products.

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

•	Incur additional restructuring and acquisition charges relative to the integration of Merant;

•	Include the expenses associated with our TeamShare and Merant acquisitions, and any other acquisitions we may complete;

•	Increase our sales and marketing activities, including expanding our United States and international direct sales forces and extending our telesales efforts;

•	Develop our technology, including our distributed systems products;

•	Invest in penetrating the systems integrator and federal government marketplaces;

•	Expand our distribution channels; and

•	Pursue strategic relationships and acquisitions.

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

Our License Revenues from Products for Distributed Systems May Fluctuate

We introduced our ChangeMan DS product in fiscal 2000 and our ChangeMan ZDD product in the first quarter of fiscal 2003. In the second quarter of fiscal 2004, we acquired the TeamTrack product with our acquisition of TeamShare effective June 5, 2003. In the first quarter of fiscal 2005, we acquired the Merant product line with our acquisition of Merant effective April 23, 2004. In the second quarter of fiscal 2005, we acquired the RTM product with our asset purchase from Integrated Chipware, Inc. In the first quarter of fiscal 2006, we acquired business application planning technology in an asset purchase. While license revenues from our distributed systems products increased to 68% of total license revenue in the current fiscal quarter ended April 30, 2005, they may fluctuate materially from quarter to quarter and could in fact decline. We are currently developing new products and enhancing our product suite to support additional distributed systems products. If we do not successfully develop, market, sell and support our distributed systems products, this would materially adversely affect our business and our future quarterly and annual operating results. Prior to our acquisition of Merant in the first quarter of fiscal 2005, the majority of our products had been designed for the mainframe platform, and the majority of our software license revenue, maintenance revenue and professional services revenue had been attributable to licenses for these mainframe products. Our competitors may have substantially greater experience providing distributed systems compatible software products than we do, and many also may have significantly greater financial and organizational resources.

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

If the Market for IBM and IBM-Compatible Mainframes Decreases, It Could Adversely Affect Our Business

Our mainframe revenues are dependent upon the continued use and acceptance of International Business Machines Corporation (“IBM”) and IBM-compatible mainframes and the growth of this market. If the role of the mainframe does not increase as we anticipate, or if it in any way decreases, this would materially adversely affect our business, future quarterly and annual operating results and financial condition. Additionally, if there is a wide acceptance of other platforms or if new platforms emerge that provide enhanced enterprise server capabilities, our business and future operating results may be materially adversely affected. Prior to the Company’s acquisition of Merant in April 2004, the majority of our software license revenue had been attributable to sales of our mainframe products. We expect that, for the foreseeable future, a significant portion of our software license revenue will continue to come from sales of our mainframe products. As a result, future sales of our existing products and associated maintenance revenue and professional service revenue will depend on continued use of mainframes.

Acquisitions May be Difficult to Integrate, Disrupt Our Business, Dilute Stockholder Value or Divert the Attention of Our Management

In June 2003, we acquired TeamShare, Inc.; in April 2004, we acquired Merant plc.; in June 2004, we acquired the RTM product with our asset purchase from Integrated Chipware, Inc.; in March 2005, we acquired business application planning technology in an asset purchase. We may acquire or make investments in other companies and technologies. In the event of any acquisitions or investments, we could:

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

Risks of International Operations.    International sales increased to 39% of our total revenue in the current fiscal quarter ended April 30, 2005, as compared to 31% in the same quarter a year ago, primarily as a result of the Merant acquisition in the first quarter of fiscal 2005 and a single large transaction with an international customer in the first quarter of fiscal 2006. Our international revenue is attributable principally to our European operations, however we plan to increase our investment in sales and marketing in the Asia Pacific region going forward. Our international operations are, and any expanded international operations will be, subject to a variety of risks associated with conducting business internationally that could materially adversely affect our business and future quarterly and annual operating results, including the following:

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

In October 2004, the FASB ratified the consensus reached by the EITF with respect to EITF Issue No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share.” In accordance with EITF Issue 04-8, potential shares issuable under contingently convertible securities with a market price trigger should be accounted for the same way as other convertible securities and included in the diluted earnings per share computation, regardless of whether the market price trigger has been met. Upon our adoption of EITF Issue No. 04-8 in the fourth quarter of fiscal 2005, 9,912,694 shares issuable from the conversion of the Notes have been included in the diluted earnings per share calculation for the current fiscal quarter ended April 30, 2005, using the “if converted” method. The 9,912,964 shares issuable from the conversion of the Notes have not been included in the diluted earnings per share calculation for the fiscal quarter ended April 30, 2004, since their inclusion would have been anti-dilutive. Accordingly, we have not restated our diluted earnings per share calculation for the fiscal quarter ended April 30, 2004. The original instrument was issued in the fourth quarter of fiscal 2004. These common shares will continue to be considered in our diluted earnings per share calculation until the Notes are redeemed, retired or, under certain circumstances, amended.

If We Do Not Adequately Manage and Evolve Our Financial Reporting and Managerial Systems and Processes, Our Ability to Manage and Grow Our Business May be Harmed

Our ability to successfully implement our business plan and comply with regulations, including the Sarbanes-Oxley Act of 2002, or the SOX Act, requires an effective planning and management process. We expect that we will need to continue to improve existing, and implement new, operational and financial systems, procedures and controls to manage our business effectively in the future. Any delay in the implementation of, or disruption in the transition to, new or enhanced systems, procedures and controls, could harm our ability to accurately forecast sales demand, manage our supply chain and record and report financial and management information on a timely and accurate basis.

If We Are Unable To Assess Favorably The Effectiveness Of Our Internal Control Over Financial Reporting, Or If Our Independent Auditors Are Unable To Provide An Unqualified Attestation Report On Our Assessment In The Future, Our Stock Price Could Be Adversely Affected

Under the SOX Act, or the Act, we are required to assess the effectiveness of our internal controls over financial reporting and assert that such internal controls are effective. Our independent auditors must evaluate management’s assessment concerning the effectiveness of our internal controls over financial reporting and render an opinion on our assessment and the effectiveness of our internal controls over financial reporting. The SOX Act has resulted in and is likely to continue to result in increased expenses, and has required and is likely to continue to require significant efforts by management and other employees. Although we believe that our efforts will enable us to remain compliant under the Act, we can give no assurance that in the future such efforts will be successful. Our business is complex and involves significant judgments and estimates as described in our

“Critical Accounting Estimates.” If certain judgments and estimates are determined incorrectly, we may be unable to assert that our internal controls over financial reporting are effective, or our independent auditors may not be able to render the required attestation concerning our assessment and the effectiveness of our internal controls over financial reporting, which could adversely effect investor confidence in us and the market price of our common stock.

The Requirement to Account for Stock Options Under Our Employee Stock Plans as Compensation Expense, Would Significantly Reduce Our Net Income and Our Earnings Per Share or We May Reflect a Loss

Statement of Financial Accounting Standards No.123 (revised 2004) (SFAS No. 123R), Shared-Based Payment, will require us to account for equity under our stock plans using fair value based model on the option grant date and record it as a stock-based compensation expense. Our net income and our earnings per share will be significantly reduced or may reflect a loss. We currently calculate stock-based compensation expense using the Black-Scholes option-pricing model and disclose the pro forma impact on net income (loss) and net income (loss) per share in Note 3 to our condensed consolidated financial statements for the three months ended April 30, 2005 and 2004. A fair value based model such as the Black-Scholes option-pricing model requires the input of highly subjective assumptions and does not necessarily provide a reliable single measure of the fair value of our stock options. Assumptions used under the Black-Scholes option-pricing model that are highly subjective include the expected stock price volatility and expected life of an option. SFAS No. 123R requires us to adopt the new accounting provisions beginning in our first quarter of fiscal 2007, and will require us to expense shares issued under employee stock purchase plans and stock options as a stock-based compensation expense using a fair value based model.

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

Our Share Price Has Been and Will Likely Continue to Be Volatile

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

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company does not use derivative financial instruments in its investment portfolio and has no foreign exchange contracts. Its financial instruments consist of cash and cash equivalents, short and long-term investments, trade accounts receivable and accounts payable. The Company considers investments in highly liquid instruments purchased with a remaining maturity of 90 days or less to be cash equivalents. All of the Company’s cash equivalents and short and long-term investments principally consist of commercial paper and debt securities, and are classified as available-for-sale as of April 30, 2005. The Company’s exposure to market risk for changes in interest rates relates primarily to its short and long-term investments and short-term obligations, thus, a hypothetical 10% fluctuation in interest rates would not have a material impact on the fair value of these securities.

Sales to foreign countries accounted for approximately 39% of the total sales during the current fiscal quarter ended April 30, 2005. Because the Company invoices certain of its foreign sales in currencies other than the United States dollar, predominantly the British pound sterling and euro, and does not hedge these transactions, fluctuations in exchange rates could adversely affect the translated results of operations of the Company’s foreign subsidiaries. Therefore, foreign exchange fluctuations could create a risk of significant balance sheet gains or losses on the Company’s consolidated financial statements. However, given the Company’s foreign subsidiaries’ net book values as of April 30, 2005 and net cash flows for the most recent fiscal quarter then ended, the Company does not believe that a hypothetical 10% fluctuation in foreign currency exchange rates would have a material impact on our financial position or results of operations.

ITEM 4.    Controls and Procedures

Attached as exhibits to this Form 10-Q are certifications of SERENA’s Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the Exchange Act). This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications, and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

Evaluation of disclosure controls and procedures.    Disclosure controls and procedures are designed to ensure that the information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures include components of our internal control over our financial reporting, which consists of control processes designed to provide reasonable assurance regarding the reliability of financial reporting and permitting the preparation of our financial statements in conformity with generally accepted accounting principles. To the extent that components of our internal control over our financial reporting are included within our disclosure controls and procedures, they are included in the scope of our quarterly controls evaluation. Internal control over financial reporting is also separately evaluated on an annual basis for purposes of providing the management report which is set forth in our Form 10-K.

The evaluation of our disclosure controls and procedures included a review of our processes and implementation and the effect on the information generated for use in this Quarterly Report. In the course of this evaluation, we sought to identify any significant deficiencies or material weaknesses in our controls, to determine whether we had identified any acts of fraud involving personnel who have significant roles in disclosure controls and to confirm that any necessary corrective action, including process improvements, were being undertaken.

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

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

In February 2005, the Board of Directors authorized the repurchase of up to 1.5 million shares of the Company’s Common Stock from time to time in the open market or in privately negotiated block transactions. The Company will utilize any reacquired shares under this program for reissuance in connection with employee stock programs and general corporate purposes.

In May 2005, the Board of Directors authorized the repurchase of up to 1.5 million shares of the Company’s Common Stock from time to time in the open market or in privately negotiated block transactions. The Company will utilize any reacquired shares under this program for reissuance in connection with employee stock programs and general corporate purposes. The timing and size of any future stock repurchases are subject to market conditions, stock prices, our cash position and other requirements going forward.

A summary of the Company’s repurchases for the quarter ended April 30, 2005 is as follows:

Month	Repurchased Shares	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)
March 1, 2005 – March 31, 2005	1,415,000	$23.50	1,415,000	0
April 1, 2005 – April 30, 2005	50,000	$23.56	50,000	0

(1)	Stock Purchase Programs authorized by the Company’s Board of Directors expire at the end of the fiscal quarter in which they are approved. As a result, no shares will be repurchased under the programs authorized prior to April 30, 2005. Regarding the May 2005 publicly announced plan to repurchase shares of the Company’s common stock, 1.5 million shares may yet be purchased under this plan.

ITEM 3.    Defaults Upon Senior Securities

Not Applicable

ITEM 4.    Submission of Matters to a Vote of Security Holders

Not Applicable

ITEM 5.    Other Information

Not Applicable

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, SERENA Software, Inc., a corporation organized and existing under the laws of the State of Delaware, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERENA SOFTWARE, INC. (Registrant)

By:	/s/ ROBERT I. PENDER, JR.
Robert I. Pender, Jr. Senior Vice President, Finance And Administration, Chief Financial Officer (Principal Financial And Accounting Officer) And Director

Date: June 9, 2005

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