Form 10-Q
period 2005-07-31
SERENA SOFTWARE INC
filed 2005-09-09
CIK 1073967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2005

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

The number of shares of the registrant’s Common Stock, par value $0.001, outstanding as of August 31, 2005 was 41,136,561.

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

SERENA SOFTWARE, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	July 31, 2005	January 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$88,330	$133,330
Restricted cash	3,300	3,300
Short-term investments	43,232	16,778
Accounts receivable, net of allowance of $325 and $1,700 at July 31 and January 31, 2005, respectively	29,876	40,988
Deferred taxes	12,267	12,267
Prepaid expenses and other current assets	6,130	4,964

Total current assets	183,135	211,627
Long-term investments	49,228	39,095
Restricted cash, non-current	1,565	3,157
Property and equipment, net	5,765	5,722
Goodwill	326,350	323,671
Other intangible assets, net	100,855	107,790
Other assets	3,397	4,057

TOTAL ASSETS	$670,295	$695,119

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,948	$3,415
Income taxes payable	32,364	27,667
Accrued expenses	20,417	26,103
Accrued interest on subordinated notes	413	413
Deferred revenue	66,972	63,152

Total current liabilities	122,114	120,750
Deferred revenue, net of current portion	12,829	13,110
Long-term liabilities	2,321	2,660
Deferred taxes	38,308	40,983
Subordinated notes	220,000	220,000

Total liabilities	395,572	397,503

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 90,000,000 shares authorized; 41,110,415 and 42,266,206 shares issued and outstanding at July 31 and January 31, 2005, respectively	41	42
Additional paid-in capital	147,158	177,750
Deferred stock-based compensation	(9,933)	(1,092)
Accumulated other comprehensive loss	(4,727)	(4,646)
Retained earnings	142,184	125,562

Total stockholders’ equity	274,723	297,616

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$670,295	$695,119

See accompanying notes to condensed consolidated financial statements.

SERENA SOFTWARE, INC.

Condensed Consolidated Statements of Operations

For the Three Months and Six Months Ended July 31, 2005 and 2004

(In thousands, except per share data)

(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2005	2004	2005	2004
Revenue:
Software licenses	$18,821	$19,416	$40,999	$35,256
Maintenance	34,218	25,732	67,214	40,497
Professional services	6,366	6,812	12,501	9,949

Total revenue	59,405	51,960	120,714	85,702

Cost of revenue:
Software licenses	919	1,025	1,522	1,351
Maintenance	3,267	3,151	6,687	4,714
Professional services	6,113	6,259	11,959	9,048
Amortization of acquired technology	4,379	3,932	8,546	5,977
Stock-based compensation (*)	7	14	21	15

Total cost of revenue	14,685	14,381	28,735	21,105

Gross profit	44,720	37,579	91,979	64,597

Operating expenses:
Sales and marketing	16,694	18,131	34,472	27,488
Research and development	8,563	8,875	17,419	13,824
General and administrative	4,233	4,963	8,864	7,011
Stock-based compensation (*)	352	223	567	240
Amortization of intangible assets	2,582	2,986	5,396	3,936
Acquired in-process research and development	—	—	—	10,400
Restructuring, acquisition and other charges	—	1,556	—	1,766

Total operating expenses	32,424	36,734	66,718	64,665

Operating income (loss)	12,296	845	25,261	(68)
Interest income	1,378	728	2,490	2,043
Interest expense	(825)	(825)	(1,650)	(1,650)
Amortization of debt issuance costs	(335)	(335)	(670)	(796)

Income (loss) before income taxes	12,514	413	25,431	(471)
Income taxes	4,029	157	8,809	3,547

Net income (loss)	$8,485	$256	$16,622	$(4,018)

Net income (loss) per share:
Basic	$0.21	$0.01	$0.40	$(0.10)

Diluted	$0.18	$0.01	$0.34	$(0.10)

Weighted average shares used in per share calculations:
Basic	41,165	43,955	41,445	41,413

Diluted	51,758	44,626	52,273	41,413

Net income (loss)	$8,485	$256	$16,622	$(4,018)
Plus: Income impact of assumed conversions:
Tax effected interest, including amortization of debt issuance costs, on 1.5% convertible notes	697	—	1,396	—

Adjusted net income (loss) for diluted net income (loss) per share calculation	$9,182	$256	$18,018	$(4,018)

(*) Stock-based compensation is further classified as follows:
Cost of maintenance	$3	$6	$10	$7
Cost of professional services	4	8	11	8

Stock-based compensation in cost of revenue	7	14	21	15

Sales and marketing	65	126	186	136
Research and development	30	57	85	61
General and administrative	257	40	296	43

Stock-based compensation in operating expenses	352	223	567	240

Total stock-based compensation	$359	$237	$588	$255

See accompanying notes to condensed consolidated financial statements.

SERENA SOFTWARE, INC.

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended July 31, 2005 and 2004

(In thousands)

(Unaudited)

	Six Months Ended July 31,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$16,622	$(4,018)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,414	1,201
Deferred income taxes	(5,468)	—
Tax benefit from employee stock plans	220	—
Provision for doubtful accounts	117	650
Accrued interest income, net of cash received	(58)	65
Accrued interest expense on subordinated notes	1,650	1,650
Amortization of debt issuance costs	670	796
Amortization of deferred stock-based compensation	588	255
Amortization of acquired technology	8,546	5,977
Amortization of intangible assets	5,396	3,936
Acquired in-process research and development	—	10,400
Change in the fair market value of consideration in the acquisition of Merant Plc.	(4,915)	—
Changes in operating assets and liabilities:
Accounts receivable	10,996	7,297
Prepaid expenses and other assets	(1,177)	429
Accounts payable	(1,466)	(270)
Income taxes payable	4,697	(4,496)
Accrued expenses	(1,756)	(173)
Deferred revenue	3,540	(308)

Net cash provided by operating activities	39,616	23,391

Cash flows used in investing activities:
Purchases of property and equipment	(1,472)	(822)
(Purchases) sales of short-term and long-term investments	(36,865)	58,382
Cash paid in acquisition of Apptero, Inc., net of cash received and acquisition related costs paid	(3,099)	—
Cash paid in acquisition of selected net assets of Integrated Chipware, Inc.	—	(3,780)
Cash paid in acquisition of Merant Plc., net of cash received and acquisition related costs paid	(3,134)	(193,908)

Net cash used in investing activities	(44,570)	(140,128)

Cash flows (used in) provided by financing activities:
Exercise of stock options under the employee stock option plan	6,573	3,598
Sale of common stock under the employee stock purchase plan	1,785	1,644
Common stock repurchased under the stock repurchase plan	(48,601)	(4,231)

Net cash (used in) provided by financing activities	(40,243)	1,011

Effect of exchange rate changes on cash	197	(1,025)

Net decrease in cash and cash equivalents	(45,000)	(116,751)
Cash and cash equivalents at beginning of period	133,330	257,281

Cash and cash equivalents at end of period	$88,330	$140,530

Supplemental disclosures of cash flow information:
Income taxes paid	$8,881	$6,754

Non-cash investing and financing activity:
Unrealized loss on marketable securities	$(279)	$(385)

Common stock issued in the acquisition of Merant Plc., including estimated fair value of options assumed	$—	$127,683

Consideration payable to Apptero Shareholders in the acquisition	$1,060	$—

Change in the fair market value of consideration in the acquisition of Merant Plc.	$4,915	$—

See accompanying notes to condensed consolidated financial statements.

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

SERENA Software, Inc. (“SERENA” or the “Company”) is the largest company solely focused on managing change in the IT environment. SERENA’s products and services automate processes and control change for teams managing development, web content, and IT infrastructure. The Company’s solutions take a cross-platform and cross-organizational view of enterprise applications, allowing customers to define, enforce and automate application lifecycle processes. Based on 25 years of innovation in process and configuration management, SERENA’s SAFE™ (SERENA’s Application Framework for Enterprises) solutions enable customers at more than 15,000 sites worldwide, including 98 of the Fortune 100, to improve IT governance, mitigate risks, support regulatory compliance, and boost productivity and quality. SERENA’s principal markets are North America and Europe.

The accompanying unaudited condensed consolidated financial statements have been prepared on substantially the same basis as the Company’s audited consolidated financial statements, and in the opinion of management include all adjustments, consisting only of normal recurring adjustments, except as otherwise noted, necessary for their fair presentation. These unaudited condensed consolidated financial statements and the notes thereto have been prepared in accordance with the Instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all disclosures required by accounting principles generally accepted in the United States of America and Regulation S-X for annual financial statements. For these additional disclosures, readers should refer to the Company’s annual report on Form 10-K for the fiscal year ended January 31, 2005 which was filed on April 8, 2005. The interim results presented are not necessarily indicative of results for any subsequent quarter or for the fiscal year ending January 31, 2006.

Reclassifications and Adjustments

Certain reclassifications have been made to the balances for the three and six months ended July 31, 2004 in order to conform to the July 31, 2005 presentations.

In the fiscal quarter ended July 31, 2005, $0.6 million in maintenance revenue was recognized that had been fully earned and collected that related to prior periods. The maintenance revenue recognized totaling $0.6 million represented less than 2% of total maintenance revenue in the quarter and was not material.

Major Customers

No single customer accounted for 10% or more of total revenue in either the fiscal quarter or fiscal six months ended July 31, 2005, or 2004.

(1)    Acquisitions

Merant

On April 23, 2004, the Company completed its acquisition of Merant plc (“Merant”). Merant designs, develops and markets software products and services for Enterprise Change Management (“ECM”), software configuration management and web content management. Its solutions help companies improve their ability to manage change of software applications, code and web content. Prior to the completion of the acquisition, Merant’s ordinary shares were traded on the London Stock Exchange and its American Depositary Shares (“ADSs”) were traded on the NASDAQ National Market.

The acquisition was accounted for using the purchase method of accounting, and accordingly, the results of operations of Merant have been included in the Company’s consolidated financial statements from April 23, 2004.

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

In connection with the acquisition, the Company recorded $285.9 million in goodwill. The goodwill is not expected to be fully deductible for tax purposes. The primary reasons for the acquisition and the factors that contributed to a purchase price that resulted in recognition of a significant amount of goodwill included the large installed base that provided the combined companies with distribution leverage to cross sell products, expand into new geographies, create new opportunities in channel development and generate a profitable and steady maintenance stream.

In the quarter ended July 31, 2005, the Company discovered an error in the calculation of the total consideration in the Merant acquisition. The fair market value of the consideration was understated by $4.9 million. The correction of the error resulted in an increase in goodwill and involved cash and shares held in escrow for the consideration with respect to Merant shareholders who have not been identified. The error in the calculation of the total consideration represented 1% of the total consideration and was not material.

The Company acquired 100% of Merant’s outstanding common stock and thereby acquired all of its assets and assumed all of its liabilities. The total purchase price was $420.5 million and consisted of a combination of cash and stock as follows (in thousands):

Fair market value of SERENA common stock issued (approximately 5.9 million shares)	$123,578
Cash paid	268,775
Estimated fair value of options assumed	7,201
Estimated employee severance and other costs	13,381
Estimated acquisition-related costs	7,573

Total estimated purchase price of acquisition	$420,508

The total purchase price was allocated as follows (in thousands):

Fair value of assets acquired	$131,071
Acquired technology	45,000
Acquired in-process research and development	10,400
Trademark / Trade name portfolio	2,400
Customer contracts	47,500
Non-compete agreements	9,300
Intrinsic value of options assumed	1,822
Fair value of liabilities assumed	(67,094)
Deferred tax liability	(45,771)
Goodwill	285,880

Total estimated purchase price of acquisition	$420,508

RTM Acquisition from Integrated Chipware, Inc.

In June 2004, the Company acquired the technology, assets, associated expertise and customer base for Integrated Chipware’s Requirements and Traceability Management (“RTM”) product, one of the industry’s leading requirements management solutions, for $3.8 million. In connection with the acquisition, which has been accounted for as an acquisition of a business, the Company has capitalized $4.3 million of acquired technology associated with the RTM product and has recorded an accrual of $0.2 million for restructuring and acquisition-related charges. There was no goodwill recorded in the business acquisition. The acquired technology will be

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

amortized over its economic useful life of three years. Also in connection with the acquisition, the Company acquired certain selected assets and assumed certain liabilities including selected trade receivables and deferred maintenance contracts; all of which have been recorded at their fair values.

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

The Company accounts for employee stock-based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Since the exercise price of options granted under such plans is equal to the market value on the date of grant, no compensation cost has been recognized for grants under its stock option plans. In accordance with APB No. 25, the Company does not recognize compensation cost related to its employee stock purchase plan. If compensation cost for the Company’s stock-based compensation plans had been determined consistent with SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” the Company’s net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three Months Ended July 31,		Six Months Ended July 31,
	2005	2004	2005	2004
Net income (loss), as reported	$8,485	$256	$16,622	$(4,018)
Add: stock-based employee compensation expense included in reported net income, net of tax	226	140	370	158
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(2,927)	(3,107)	(5,872)	(6,015)

Pro forma net income (loss)	$5,784	$(2,711)	$11,120	$(9,875)

Basic net income (loss) per share:
As reported	$0.21	$0.01	$0.40	$(0.10)

Pro forma	$0.14	$(0.06)	$0.27	$(0.24)

Diluted net income (loss) per share:
As reported	$0.18	$0.01	$0.34	$(0.10)

Pro forma	$0.13	$(0.06)	$0.24	$(0.24)

For the pro forma amounts determined under SFAS No. 123, as set forth above, the fair value of each stock option grant under the stock option plans and the fair value of the employees’ purchase rights under the employee

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

stock purchase plan (“ESPP”) are estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the three months and six months ended July 31, 2005 and 2004.

	Stock Option Plans		ESPP		Stock Option Plans		ESPP
	Three Months Ended July 31,				Six Months Ended July 31,
	2005	2004	2005	2004	2005	2004	2005	2004
Expected life (in years)	4.5	4.5	0.5	0.5	4.5	4.5	0.5	0.5
Risk-free interest rate	4.1%	3.5%	3.8%	1.6%	4.1%	3.5%	3.8%	1.6%
Volatility	74%	98%	32%	45%	74%	98%	32%	45%
Dividend yield	none	none	none	none	none	none	none	none

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

In the fiscal quarter ended July 31, 2005, the Company granted restricted stock to certain executive officers. These restricted common stock awards vest ratably over five years from the date of grant based on continued service. The aggregate market value of the restricted common stock was $9.4 million and was recorded as deferred compensation and is amortized to operating expenses over the vesting term.

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

In October 2004, the FASB ratified the consensus reached by the EITF with respect to EITF Issue No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share.” In accordance with EITF Issue 04-8, potential shares issuable under contingently convertible securities with a market price trigger should be accounted for the same way as other convertible securities and included in the diluted earnings per share computation, regardless of whether the market price trigger has been met. Upon our adoption of EITF Issue No. 04-8 in the fourth quarter of fiscal 2005, 9,912,694 shares issuable upon conversion of the Company’s Subordinated Convertible Notes due December 15, 2023 (the “Notes”) have been included in the diluted earnings per share calculation for the current fiscal quarter and six months ended July 31, 2005, using the “if converted” method. The 9,912,964 shares issuable from the conversion of the Notes have not been included in the diluted earnings per share calculation for the fiscal quarter and six months ended July 31, 2004, since their inclusion would have been anti-dilutive. Accordingly, we have not restated our diluted earnings per share calculation for the fiscal quarter and six months ended July 31, 2004. The Notes were issued in the fourth quarter of fiscal 2004. These common shares will continue to be considered in our diluted earnings per share calculation until the Notes are redeemed, retired or, under certain circumstances, amended. See Note 9 of Notes to Condensed Consolidated Financial Statements for a further discussion of the Notes.

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following is a reconciliation of the numerator and denominator used in the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Three Months Ended July 31, 2005:
Basic net income per share:
Net income	$8,485	41,165	$0.21
Effect of potentially dilutive securities outstanding—restricted stock and options	—	680	—
Effect of potentially dilutive securities outstanding—shares issuable under contingently convertible securities, net of tax	697	9,913	—

Diluted net income per share	$9,182	51,758	$0.18

Three Months Ended July 31, 2004:
Basic net income per share:
Net income	$256	43,955	$0.01
Effect of potentially dilutive securities outstanding—restricted stock and options	—	671	—
Effect of potentially dilutive securities outstanding—shares issuable under contingently convertible securities, net of tax	—	—	—

Diluted net income per share	$256	44,626	$0.01

Six Months Ended July 31, 2005:
Basic net income per share:
Net income	$16,622	41,445	$0.40
Effect of potentially dilutive securities outstanding—restricted stock and options	—	915	—
Effect of potentially dilutive securities outstanding—shares issuable under contingently convertible securities, net of tax	1,396	9,913	—

Diluted net income per share	$18,018	52,273	$0.34

Six Months Ended July 31, 2004:
Basic net loss per share:
Net loss	$(4,018)	41,413	$(0.10)
Effect of potentially dilutive securities outstanding—restricted stock and options	—	—	—
Effect of potentially dilutive securities outstanding—shares issuable under contingently convertible securities, net of tax	—	—	—

Diluted net loss per share	$(4,018)	41,413	$(0.10)

Options to purchase shares of common stock with an exercise price which is greater than the average fair market value of SERENA’s common stock for the period are not included in the computation of diluted earnings per share, or EPS, because the effect of their inclusion would have been anti-dilutive. For both the three and six month periods ended July 31, 2005, 2,650,953 of options to purchase shares of common stock at an average share price of $23.70 were excluded from the computation of diluted EPS. For the three month period ended July 31, 2004, 2,364,202 of options to purchase shares of common stock at an average share price of $23.68 were

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

excluded from the computation of diluted EPS. For the six month period ended July 31, 2004, all options to purchase shares of common stock were excluded from the computation of diluted earnings per share because the effect of their inclusion would be anti-dilutive. Accordingly, 5,966,708 options to purchase shares of common stock at an average share price of $18.30 were excluded from the computation of diluted EPS.

(5)    Acquisition-Related and Restructuring Charges and Accruals

The Company’s total acquisition-related and restructuring accrual is predominantly associated with the Company’s acquisition of Merant in April 2004, and to a lesser extent, its RTM technology acquisition from Integrated Chipware, Inc. in June 2004 and its business application planning technology acquisition in March 2005.

With respect to the Company’s acquisition of Merant in April 2004, the Company recorded acquisition-related costs totaling $10.7 million, and employee severance and other restructuring costs totaling $13.4 million, accrued through purchase accounting. With the Merant acquisition, the major actions that comprised the employee severance plan included a company-wide review of the combined organization to identify redundancies, and a notification to affected employees of the acquired entity. Affected employees from the sales organization were notified in early May 2004, the remaining affected North America employees were notified in late May 2004, and all affected international employees were notified by the end of our second quarter of fiscal 2005 on July 31, 2004. The employee severance plan was essentially completed upon notification and employees from all employee groups across the organization were terminated.

With respect to the Company’s RTM technology acquisition from Integrated Chipware, Inc. in June 2004 and its business application planning technology acquisition in March 2005, the Company recorded $0.2 million and $0.1 million in legal and other acquisition-related costs, respectively.

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

In aggregate, the Company accrued $0.1 million and paid $3.2 million in acquisition-related and restructuring charges in the current fiscal six months ended July 31, 2005. Purchase accounting adjustments recorded in the first fiscal quarter ended April 30, 2005 totaled $2.2 million and were the result of finalizing certain acquisition-related estimates associated with the Merant acquisition at the one year anniversary of the acquisition. There were no purchase accounting adjustments associated with acquisition-related and restructuring charges recorded in the second fiscal quarter ended July 31, 2005. The nature of the acquisition-related and restructuring charges and the amounts paid and accrued as of July 31, 2005 and 2004 are summarized as follows (in thousands):

	Severance, payroll taxes and other employee benefits	Facilities closures	Legal and other acquisition- related costs	Total acquisition- related and restructuring charges and accruals
Balances as of January 31, 2005	$5,066	$637	$940	$6,643
Activity during the six months ended July 31, 2005:
Accrued	—	—	100	100
Paid	(2,137)	(337)	(727)	(3,201)
Adjustments	(1,428)	(143)	(665)	(2,236)

Balances as of July 31, 2005	$1,501	$157	$(352)	$1,306

Balances as of January 31, 2004	$115	$47	$5	$167
Activity during the six months ended July 31, 2004:
Accrued	10,934	2,503	13,008	26,445
Paid	(3,234)	(1,154)	(8,665)	(13,053)
Adjustments	195	(195)	—	—

Balances as of July 31, 2004	$8,010	$1,201	$4,348	$13,559

(6)    Goodwill and Other Intangible Assets

The Company accounts for goodwill and certain intangible assets after an acquisition is completed in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. As such, goodwill and other indefinite life intangible assets are not amortized but instead are periodically tested for impairment. The annual impairment test required by SFAS No. 142 will be performed in the fourth fiscal quarter each year and has been performed in each of the fourth quarters of fiscal 2005, 2004 and 2003. The Company has concluded that there were no indicators of impairment of goodwill as of July 31, 2005.

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Goodwill and other intangible assets consisted of the following (in thousands):

	July 31, 2005	January 31, 2005
Goodwill	$326,350	$323,671

Non-compete agreement	$10,933	$10,933
Acquired technology	93,755	86,741
Customer contracts	49,300	49,300
Trademark / Trade name portfolio	2,600	2,600
Customer relationships	2,510	2,510

	159,098	152,084
Less: accumulated amortization	58,243	44,294

	$100,855	$107,790

Other intangible assets are comprised of the following (in thousands):

	As of July 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Non-compete agreements	$10,933	$(3,995)	$6,938
Acquired technology	93,755	(40,260)	53,495
Maintenance service contracts	49,300	(10,412)	38,888
Trademark / Trade name portfolio	2,600	(1,763)	837
Customer relationships	2,510	(1,813)	697

Total	$159,098	$(58,243)	$100,855

	As of January 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Non-compete agreements	$10,933	$(2,950)	$7,983
Acquired technology	86,741	(31,708)	55,033
Customer contracts	49,300	(7,030)	42,270
Trademark / Trade name portfolio	2,600	(1,212)	1,388
Customer relationships	2,510	(1,394)	1,116

Total	$152,084	$(44,294)	$107,790

Aggregate amortization expense:
For the remaining six months of year ending January 31, 2006			$13,496
Estimated amortization expense:
For year ended January 31, 2007			23,741
For year ended January 31, 2008			19,745
For year ended January 31, 2009			17,547
For year ended January 31, 2010			16,116
For year ended January 31, 2011			8,597
Thereafter			1,613

Total			$100,855

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

As of July 31, 2005, the weighted average remaining amortization period for acquired technology is 39 months; trademark/trade name portfolio and customer relationships is 10 months; non-compete agreements is 8 months; and customer contracts is 66 months. The total weighted average remaining amortization period for all identifiable intangible assets is 45 months. The aggregate amortization expense of acquired technology and other intangible assets was $7.0 million and $6.9 million in the three months ended July 31, 2005 and 2004, respectively. For the six month periods ended July 31, 2005 and 2004, the aggregate amortization expense of acquired technology and other intangible assets was $13.9 million and $9.9 million, respectively. There were no impairment charges in the three or six month periods ended July 31, 2005 and 2004.

In the quarter ended July 31, 2005, the Company discovered an error in the calculation of the total consideration in the Merant acquisition. The fair market value of the consideration was understated by $4.9 million. The correction of the error resulted in an increase in goodwill and involved cash and shares held in escrow for the consideration with respect to Merant shareholders who have not been identified. The error in the calculation of the total consideration represented 1% of the total consideration and was not material.

The change in the carrying amount of goodwill for the six months ended July 31, 2005 is as follows (in thousands):

Balance as of January 31, 2005	$323,671
Activity during the six months ended July 31, 2005:
Purchase accounting adjustments to the Merant goodwill	(2,236)
Correction of an error in the Merant purchase accounting	4,915

Balance as of July 31, 2005	$326,350

(7)    Comprehensive Income (Loss)

We report components of comprehensive income (loss) in our annual consolidated statements of shareholders’ equity. Comprehensive income (loss) consists of net income, foreign currency translation adjustments, and unrealized losses on marketable equity securities. Total comprehensive income (loss) for the three and six month periods ended July 31, 2005 and 2004 is as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2005	2004	2005	2004
Comprehensive income (loss):
Net income (loss)	$8,485	$256	$16,622	$(4,018)
Other comprehensive income (loss):
Foreign currency translation adjustment	378	97	197	(157)
Unrealized loss on marketable securities	(193)	(161)	(279)	(385)

Other comprehensive income (loss)	185	(64)	(82)	(542)

Total comprehensive income (loss)	$8,670	$192	$16,540	$(4,560)

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(8)    Recent Accounting Pronouncements

In June 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements” (“SFAS 154”). SFAS 154 will require companies to account for and apply changes in accounting principles retrospectively to prior periods’ financial statements, instead of recording a cumulative effect adjustment within the period of the change, unless it is impracticable to determine the effects of the change to each period being presented. SFAS 154 is effective for accounting changes made in annual periods beginning after December 15, 2005 and, accordingly, the Company must adopt the new accounting provisions effective February 1, 2006.

In April 2005, the Securities and Exchange Commission (“SEC”) amended the compliance dates for SFAS No. 123R, “Shared-Based Payment”. The new rule allows public companies to implement SFAS No. 123R at the beginning of their next fiscal year that begins after June 15, 2005. We will be required to adopt SFAS No. 123R in the first quarter of fiscal 2007 and begin to recognize stock-based compensation related to employee equity awards in our condensed consolidated statements of operations using a fair value-based method on a prospective basis. Since we currently account for equity awards granted to our employees using the intrinsic value method under APB No. 25, we expect the adoption of SFAS No. 123R will have a significant adverse impact on our financial position and results of operations.

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

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Accrued and unpaid interest on the Notes totaled $0.4 million as of July 31, 2005. The holders of the Company’s Notes may require the Company to repurchase for cash all or a portion of their Notes on December 15, 2008, December 15, 2013 or December 15, 2018 at a purchase price equal to 100% of the principal amount of the Notes being purchased, plus accrued and unpaid interest to, but excluding the purchase date.

The Company pledged to the trustee under the indenture for the exclusive benefit of the holders of the Notes, $9.6 million of U.S. government securities, which was sufficient, upon receipt of scheduled principal and interest payments thereon, to provide for the payment in full of the first six scheduled semi-annual interest payments on the Notes when due. Accordingly, at July 31, 2005, the Company had restricted cash balances on hand totaling $4.9 million to cover the remaining three of the first six semi-annual interest payments.

In connection with the Notes, the Company recorded in the fourth quarter of fiscal 2004 $6.7 million in debt issuance costs, which is being amortized over 5 years, the term of the initial put option by the Note holders. Under the put option, the Note holders may require the Company to purchase for cash all or a portion of the option holder’s Notes on December 15, 2008, December 15, 2013 or December 15, 2018 at a purchase price equal to 100% of the principal amount of the Notes being purchased, plus accrued and unpaid interest to, but excluding, the purchase date. As of July 31, 2005, the Company had approximately $4.5 million in debt issuance costs remaining and had amortized approximately $0.3 million in each of the quarters ended July 31, 2005 and 2004, and had amortized approximately $0.7 million and $0.8 million in the six month periods ended July 31, 2005 and 2004, respectively. Amortization of debt issuance costs will be $1.34 million annually going forward through December 15, 2008, when the initial put option expires, or earlier, upon conversion of the notes.

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

In May 2005, the Board of Directors authorized the repurchase of up to 1.5 million shares of the Company’s Common Stock from time to time in the open market or in privately negotiated block transactions. The Company will utilize any reacquired shares under this program for reissuance in connection with employee stock programs and general corporate purposes. Under this program, the Company repurchased in aggregate a total of 722,500 shares of its common stock for cash at an average price of $19.61 per share.

A summary of the Company’s repurchases in the fiscal six months ended July 31, 2005 is as follows:

Month	Repurchased Shares	Average Price Per Share
March 2005	1,415,000	$23.50
April 2005	50,000	$23.56
June 2005	697,500	$19.62
July 2005	25,000	$19.26

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

Overview

SERENA Software, Inc. is the largest company solely focused on managing change in the Information Technology (“IT”) environment. SERENA’s products and services automate process and control change for teams managing development, web content, and IT infrastructure. SERENA provides software that automates change to enterprise applications. SERENA’s Enterprise Change Management (“ECM”) products manage the Software Change Management (“SCM”) process throughout the entire application development lifecycle across multiple platforms—from the mainframe to the Web. SERENA was founded in 1980 and we introduced our first SCM product, Comparex, in 1981. Since then, SERENA has developed a full suite of mainframe products, including ChangeMan ZMF which was introduced in 1988. In June 1999, SERENA introduced SERENA® ChangeMan® DS, a distributed systems product providing an end-to-end solution to SCM across the enterprise from the mainframe to the desktop to the Web. IT managers use our products to track software changes during the software application design and development process, manage separate programming teams that are concurrently developing and enhancing applications, and oversee the deployment of the software applications across both the mainframe and distributed systems environments. In June 2003, we introduced TeamTrack, a distributed systems product from our TeamShare acquisition providing leading-edge issue and request management technology; in September 2003, we announced the next-generation advanced framework for Application Life Cycle Management, the SAFE™ Framework (SERENA’s Application Framework for Enterprises) which will significantly affect enterprise operations by facilitating cross-process integration; and in November 2003, we introduced TeamTrack version 6, our first product to deliver on the Next-Generation SAFE Framework.

On April 23, 2004, the Company completed its acquisition of Merant plc (“Merant”). Merant designs, develops and markets software products and services for ECM, software configuration management and web content management. Its solutions help companies improve their ability to manage change of software applications, code and web content. Prior to the completion of the Offer, Merant’s ordinary shares were traded on the London Stock Exchange and its ADSs were traded on the NASDAQ National Market.

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

In June 2004, the Company acquired the technology, assets, associated expertise and customer base for Integrated Chipware’s RTM product, one of the industry’s leading requirements management solutions, for $3.8 million. In connection with the acquisition, which has been accounted for as an acquisition of a business, the Company has capitalized $4.3 million of acquired technology associated with the RTM product and has recorded an accrual of $0.2 million for restructuring and acquisition-related charges. There was no goodwill recorded in the Integrated Chipware business acquisition. The acquired technology will be amortized over its economic useful life of three years. Also in connection with the acquisition, the Company acquired certain selected assets and assumed certain liabilities including selected trade receivables and deferred maintenance contracts which have been recorded at their fair values.

The Company’s acquisition of the RTM product, which is a powerful solution for requirements engineering and design traceability that delivers the flexibility, scalability and ease of use necessary to address a broad range of enterprise projects, expanded its application lifecycle solution. This new offering is a part of the Company’s SAFE strategic vision to meet critical customer needs for comprehensive lifecycle management.

In March 2005, the Company acquired business application planning technology for approximately $4.1 million. In connection with the acquisition, which has been accounted for as an asset purchase, the Company has capitalized $7.0 million of acquired technology associated with the business application planning technology. The acquired technology will be amortized over its economic useful life of five years. Also in connection with this acquisition, the Company has recorded a deferred tax liability of approximately $2.8 million for the difference between the assigned values and the tax bases of the acquired technology.

In January 2002, we entered into an OEM Agreement with IBM Corporation (“IBM”) whereby IBM acquired the rights to resell our StarTool APM technology. We recognized our first revenue from this arrangement in the second quarter of fiscal 2003 and such revenue has been subject to material fluctuations from quarter to quarter. Total revenue from our IBM OEM relationship was 5% of total revenue in fiscal 2004 and accounted for less than 2% of total revenue in fiscal 2005 and less than 2% of total revenue in both the quarter and six months ended July 31, 2005. In April 2005, the Company received from IBM the notice of termination of the OEM Agreement. Under the terms of the Agreement, the Company will continue to support IBM’s customers for approximately the next four calendar quarters through June 30, 2006.

In the current fiscal quarter and six month periods ended July 31, 2005, when compared to the same quarter and six months a year ago, SERENA experienced increases in total revenues of 14% and 41%, respectively, as total revenues for the current quarter and six months ended July 31, 2005 were $59.4 million and $120.7 million, respectively, versus $52.0 million and $85.7 million in the same quarter and six months from a year ago. These increases were primarily the result of the Company’s acquisition of Merant in April 2004, and to a lesser extent, its acquisition of TeamShare in June 2003.

For the current fiscal quarter and fiscal six months ended July 31, 2005, 64% and 66%, respectively, of our software license revenue came from our distributed systems products and 36% and 34%, respectively, came from our mainframe products. Our distributed systems products are licensed on a per user seat basis. Customers typically purchase mainframe products under Million Instructions Per Second, or MIPS-based, perpetual licenses. Mainframe software products and applications are usually priced based on hardware computing capacity. The higher a hardware’s MIPS capacity, the more expensive a software license will be.

Historically, SERENA’s revenue has been generally attributable to sales in North America, Europe and to a lesser extent Asia Pacific. Revenue attributable to sales in North America accounted for approximately 71% and 66% of SERENA’s total revenue in the current fiscal quarter and fiscal six months ended July 31, 2005, respectively, versus 68% and 69% in the same quarter and six months, respectively, a year ago.

Our international revenue is attributable principally to our European operations. International revenue accounted for approximately 29% and 34% of SERENA’s total revenue in the current fiscal quarter and fiscal six months ended July 31, 2005, respectively, versus 32% and 31% in the same quarter and six months, respectively, a year ago.

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

Revenue Recognition.    SERENA recognizes revenues in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-9, and recognizes revenues when all of the following criteria are met as set forth in paragraph 8 of SOP 97-2: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the fee is fixed or determinable and (4) collectibility is probable.

For contracts with multiple elements (e.g., license and maintenance), revenue is allocated to each component of the contract based on vendor specific objective evidence (“VSOE”) of its fair value, which is the price charged when the elements are sold separately. Since VSOE has not been established for software licenses, the residual method is used to allocate revenue to the license portion of multiple-element transactions.

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

Valuation of Long-Lived Intangible Assets, Including Goodwill.    In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” assets such as property, plant and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events or changes in circumstances include, but are not limited to, a significant decrease in the fair value of the underlying business or asset, a significant decrease in the benefits realized from the acquired business or asset, difficulties or delays in integrating the business, or a significant change in the operations of the acquired business or use of an asset. Recoverability of long-lived assets other than goodwill is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Significant management judgment is required in identifying a triggering event that arises from a change in circumstances; forecasting future operating results; and estimating the proceeds from the disposition of long-lived or intangible assets. Material impairment charges could be necessary should different conditions prevail or different judgments be made. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and would be no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

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

The Company completed this test during the fourth quarters of fiscal 2003, fiscal 2004 and fiscal 2005, and the Company has not recorded an impairment loss on goodwill. The Company has concluded that there were no indicators of impairment of goodwill as of July 31, 2005.

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

Recent Accounting Pronouncements

In June 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements” (“SFAS 154”). SFAS 154 will require companies to account for and apply changes in accounting principles retrospectively to prior periods’ financial statements, instead of recording a cumulative effect adjustment within the period of the change, unless it is impracticable to determine the effects of the change to each period being presented. SFAS 154 is effective for accounting changes made in annual periods beginning after December 15, 2005 and, accordingly, the Company must adopt the new accounting provisions effective February 1, 2006.

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

Results of Operations

References to the dollar and percentage increases or decreases set forth below in this discussion and analysis of SERENA’s results of operations are derived from comparisons between SERENA’s condensed consolidated statements of operations for the three and six month periods ended July 31, 2005 to the condensed consolidated statements of operations for the three and six month periods ended July 31, 2004. Historical results include the post-acquisition results of TeamShare from June 5, 2003, Merant from April 23, 2004, the RTM product from June 21, 2004, and the business application planning technology product from March 7, 2005.

The following table sets forth our results of operations expressed as a percentage of total revenue. These operating results for the periods presented are not necessarily indicative of the results for the full fiscal year or any other period.

	Percentage of Revenue Three Months Ended July 31,		Percentage of Revenue Six Months Ended July 31,
	2005	2004	2005	2004
Revenue:
Software licenses	32%	37%	34%	41%
Maintenance	57%	50%	56%	47%
Professional services	11%	13%	10%	12%

Total revenue	100%	100%	100%	100%

Cost of revenue:
Software licenses	2%	2%	1%	2%
Maintenance	5%	6%	6%	5%
Professional services	10%	12%	10%	11%
Amortization of acquired technology	8%	8%	7%	7%
Stock-based compensation	—	—	—	—

Total cost of revenue	25%	28%	24%	25%

Gross profit	75%	72%	76%	75%

Operating expenses:
Sales and marketing	28%	35%	29%	32%
Research and development	14%	17%	14%	16%
General and administrative	7%	9%	7%	8%
Stock-based compensation	1%	—	—	—
Amortization of intangible assets	4%	6%	5%	5%
Acquired in-process research and development	—	—	—	12%
Restructuring, acquisition and other charges	—	3%	—	2%

Total operating expenses	54%	70%	55%	75%

Operating income (loss)	21%	2%	21%	0%
Interest income	2%	1%	2%	2%
Interest expense	(1)%	(2)%	(1)%	(2)%
Amortization of debt issuance costs	(1)%	(1)%	(1)%	(1)%

Income (loss) before income taxes	21%	—	21%	(1)%
Income taxes	7%	—	7%	4%

Net income (loss)	14%	0%	14%	(5)%

Revenue

We derive revenue from software licenses, maintenance and professional services. Our total revenue increased $7.4 million, or 14%, to $59.4 million in the fiscal quarter ended July 31, 2005 from $52.0 million in the same quarter a year ago. For the six months ended July 31, 2005, total revenue increased $35.0 million, or 41%, to $120.7 million from $85.7 million in the same six month period a year ago.

The following table summarizes software licenses, maintenance and professional services revenues for the periods indicated (in thousands, except percentages):

	Three Months Ended July 31,				Six Months Ended July 31,
	2005	2004	Increase (Decrease)		2005	2004	Increase (Decrease)
			In Dollars	In %			In Dollars	In %
Revenue:
Software licenses	$18,821	$19,416	$(595)	(3)%	$40,999	$35,256	$5,743	16%
Maintenance	34,218	25,732	8,486	33%	67,214	40,497	26,717	66%
Professional services	6,366	6,812	(446)	(7)%	12,501	9,949	2,552	26%

Total revenue	$59,405	$51,960	$7,445	14%	$120,714	$85,702	$35,012	41%

Software Licenses.    Software licenses revenue as a percentage of total revenue was 32% and 34% in the current fiscal quarter and fiscal six months ended July 31, 2005, respectively, as compared to 37% and 41% in the same quarter and six months, respectively, a year ago. For the current fiscal quarter, when compared to the same quarter a year ago, the decrease in total software licenses revenue is predominantly due to extended sales cycles and the inability to close several large transactions due to a challenging spending environment and rigorous customer purchasing processes. For the current fiscal six months, when compared to the same six months a year ago, the increase in total software licenses revenue is predominantly due to increases in our distributed systems license revenue, for the most part coming from sales of Merant products after the Merant acquisition late in the first fiscal quarter ended April 30, 2004 and, to a lesser extent, sales of RTM and TeamTrack coming from our Integrated Chipware acquisition in second quarter of fiscal 2005 and our TeamShare acquisition in the second quarter of fiscal 2004. Sales of our distributed systems products, predominantly ChangeMan DS and TeamTrack beginning in fiscal 2004 and ChangeMan DS, TeamTrack and our newly acquired product line from Merant beginning in the first quarter of fiscal 2005, make up an increasing proportion of total software licenses revenue. Distributed systems products accounted for $12.0 million or 64% and $27.0 million or 66% of total software licenses revenue in the current fiscal quarter and fiscal six months ended July 31, 2005, respectively, as compared to $13.6 million or 70% and $22.1 million or 63% in the same quarter and six months, respectively, a year ago. The Company expects that its distributed systems revenues in total and as a percentage of software licenses revenue will increase over time, and that core software change management will continue to account for a substantial portion of software licenses revenue in the future.

Maintenance.    Maintenance revenue as a percentage of total revenue was 57% and 56% in the current fiscal quarter and fiscal six months ended July 31, 2005, respectively, as compared to 50% and 47% in the same quarter and six months, respectively, a year ago. For the fiscal quarter and fiscal six months ended July 31, 2005, when compared to the same periods a year ago, the increase in maintenance revenue is predominantly due to the Company’s acquisition of Merant late in the first fiscal quarter ended April 30, 2004, and to a lesser extent, growth in installed software licenses base, as new licenses generally include one year of maintenance, renewals of maintenance agreements by existing customers, and maintenance price increases; all partially offset by some cancellations in maintenance contracts. In the fiscal quarter ended July 31, 2005, $0.6 million in maintenance revenue was recognized that had been fully earned and collected that related to prior periods. The maintenance revenue recognized totaling $0.6 million represented less than 2% of total maintenance revenue in the quarter and was not material. We expect maintenance revenue to grow in absolute dollars in the near term as maintenance contracts renew.

Professional Services.    Professional services revenue as a percentage of total revenue was 11% and 10% in the current fiscal quarter and fiscal six months ended July 31, 2005, respectively, as compared to 13% and 12% in the same quarter and six months, respectively, a year ago. For the current fiscal quarter ended July 31, 2005, when compared to the same quarter a year ago, the dollar decrease is predominantly due to a few large engagements which fueled the year ago quarter’s consulting business. For the current fiscal six months, when compared to the same six months a year ago, the increase is predominantly due to the acquisition of Merant. In general, professional services revenue is attributable to consulting opportunities resulting from our installed customer base and our expanded consulting service capabilities, all partially offset by the continued weak U.S. economy, price pressures on consulting rates, and the deferral of existing consulting projects.

Cost of Revenue

Cost of revenue, which consists of cost of software licenses, cost of maintenance, cost of professional services, amortization of acquired technology and stock-based compensation, was 25% and 24% of total revenue in the current fiscal quarter and fiscal six months ended July 31, 2005, respectively, as compared to 28% and 25% in the same quarter and six months, respectively, a year ago.

The following table summarizes cost of revenue for the periods indicated (in thousands, except percentages):

	Three Months Ended July 31,				Six Months Ended July 31,
			Increase (Decrease)				Increase (Decrease)
	2005	2004	In Dollars	In %	2005	2004	In Dollars	In %
Cost of revenue:
Software licenses	$919	$1,025	$(106)	(10)%	$1,522	$1,351	$171	13%
Maintenance	3,267	3,151	116	4%	6,687	4,714	1,973	42%
Professional services	6,113	6,259	(146)	(2)%	11,959	9,048	2,911	32%
Amortization of acquired technology	4,379	3,932	447	11%	8,546	5,977	2,569	43%
Stock-based compensation	7	14	(7)	(50)%	21	15	6	40%

Total cost of revenue	$14,685	$14,381	$304	2%	$28,735	$21,105	$7,630	36%

Percentage of total revenue	25%	28%			24%	25%

Software Licenses.    Cost of software licenses consists principally of fees associated with sales of certain distributed systems products, in particular, products from our acquisition of Merant; and to a lesser extent, salaries, bonuses and other costs associated with our product release organization, certain referral fees and fees associated with integrating third party technology into our distributed systems products. Cost of software licenses as a percentage of total software licenses revenue was 5% in both the current fiscal quarter ended July 31, 2005 and the same quarter a year ago, and 4% in both the current fiscal six months and the same six months a year ago. For the current fiscal quarter ended July 31, 2005, when compared to the same quarter a year ago, the decrease in absolute dollars is predominantly due to decreases in fees as a result of lower revenues. For the current fiscal six months, when compared to the same six months a year ago, the increase in absolute dollars is primarily due to increases in fees associated with sales of Merant products beginning with the acquisition of Merant late in the first fiscal quarter ended April 30, 2004.

Maintenance.    Cost of maintenance consists primarily of salaries, bonuses and other costs associated with our customer support organizations. Cost of maintenance as a percentage of total maintenance revenue was 10% in both the current fiscal quarter and fiscal six months ended July 31, 2005, as compared to 12% in both the same quarter and six months a year ago. In absolute dollar terms, the increase in cost of maintenance is primarily attributable to increases in expenses associated with our customer support organizations as a result of the growth in both maintenance revenue and our installed customer base with our acquisition of Merant late in the first quarter of fiscal 2005, and to a lesser extent, the increase in our installed customer base resulting from the RTM technology acquisition in the second quarter of fiscal 2005. As a percentage of total maintenance revenue, the margin improvement in the current fiscal quarter and fiscal six months, when compared to the same periods a year ago, reflects economies of scale achieved as the rate of growth in maintenance revenue was greater than the rate of growth in costs associated with our customer support organizations.

Professional Services.    Cost of professional services consists of salaries, bonuses and other costs associated with supporting our professional services organization. Cost of professional services as a percentage of total professional services revenue was 96% in both the current fiscal quarter and fiscal six months ended July 31, 2005, as compared to 92% and 91% in the same quarter and six months, respectively, a year ago. For the current fiscal quarter ended July 31, 2005, when compared to the same quarter a year ago, the decrease in cost of professional services in absolute dollars is predominantly due decreases in expenses associated with our professional services organization to support lower professional services revenues. For the current fiscal six months, when compared to the same six months a year ago, the increase in cost of professional services in absolute dollars is predominantly due to increases in expenses associated with our professional services organization to support higher professional services revenue, for the most part fueled by increases in fees associated with Merant services beginning with the acquisition of Merant late in the first fiscal quarter ended April 30, 2004. As a percentage of total professional services revenue, the margin decline in the current fiscal quarter and fiscal six months, when compared to the same quarter and six months a year ago, is the result of the rate of growth in costs associated with our professional services organizations being greater than the rate of growth in professional services revenue.

Amortization of Acquired Technology.    In connection with various prior acquisitions and most recently TeamShare, Merant, the RTM technology, and the business application planning technology, the Company has recorded $93.8 million in acquired technologies, offset by amortization totaling $40.3 million as of July 31, 2005. For both the current fiscal quarter and fiscal six months ended July 31, 2005, when compared to the same periods a year ago, the increase in amortization expense was predominantly due to the acquired technology recorded in connection with the Company’s acquisition of Merant, and to a lesser extent, the acquired technology recorded in connection with the Company’s acquisitions of TeamShare, the RTM product and the business application planning product. The Company expects to record $4.2 million per quarter in amortization expense over the remaining two quarters of fiscal 2006, then between $4.2 million and $3.3 million per quarter over the next four quarters following thereon through the end of fiscal 2007. See Notes 1 and 6 of Notes to Condensed Consolidated Financial Statements for additional information related to amortization of acquired technology and the acquisitions of Merant and the RTM technology from Integrated Chipware.

Operating Expenses

The following table summarizes operating expenses for the periods indicated (in thousands, except percentages):

	Three Months Ended July 31,				Six Months Ended July 31,
			Increase (Decrease)				Increase (Decrease)
	2005	2004	In Dollars	In %	2005	2004	In Dollars	In %
Operating expenses:
Sales and marketing	$16,694	$18,131	$(1,437)	(8)%	$34,472	$27,488	$6,984	25%
Research and development	8,563	8,875	(312)	(4)%	17,419	13,824	3,595	26%
General and administrative	4,233	4,963	(730)	(15)%	8,864	7,011	1,853	26%
Stock-based compensation	352	223	129	58%	567	240	327	136%
Amortization of intangible assets	2,582	2,986	(404)	(14)%	5,396	3,936	1,460	37%
Acquired in-process R&D	—	—	—	—	—	10,400	(10,400)	(100)%
Restructuring, acquisition & other charges	—	1,556	(1,556)	(100)%	—	1,766	(1,766)	(100)%

Total operating expenses	$32,424	$36,734	$(4,310)	(12)%	$66,718	$64,665	$2,053	3%

Percentage of total revenue	54%	70%			55%	75%

Sales and Marketing.    Sales and marketing expenses consist primarily of salaries, commissions and bonuses, payroll taxes, and employee benefits as well as travel, entertainment and marketing expenses. Sales and marketing expenses as a percentage of total revenue were 28% and 29% in the current fiscal quarter and fiscal six months ended July 31, 2005, respectively, as compared to 35% and 32% in the same quarter and six months, respectively, a year ago. For the current fiscal quarter ended July 31, 2005, when compared to the same quarter a year ago, the absolute dollar decrease in sales and marketing expenses is predominantly due to decreases in commissions and other incentive accruals as a result of lower revenues and the realization of cost synergies associated with the Merant acquisition. For the current fiscal six months, when compared to the same six months a year ago, the absolute dollar increase is due primarily to the expansion of our direct sales and marketing organizations to support license revenue growth, salary, benefits and other employee related cost increases associated with our Merant acquisition, and to a lesser extent, our TeamShare acquisition. The decrease in sales and marketing expenses as a percentage of total revenue in the current fiscal quarter and fiscal six months, when compared to the same quarter and six months a year ago, is predominantly due to lower commissions and the realization of cost synergies associated with the Merant acquisition. In absolute dollar terms, we expect sales and marketing expenses to increase as we continue to hire additional sales and marketing personnel, market our distributed systems products and undertake additional marketing programs.

Research and Development.    Research and development expenses consist primarily of salaries, bonuses, payroll taxes, employee benefits and costs attributable to research and development activities. Research and development expenses as a percentage of total revenue were 14% in both the current fiscal quarter and fiscal six months ended July 31, 2005, as compared to 17% and 16% in the same quarter and six months, respectively, a year ago. For the current fiscal quarter ended July 31, 2005, when compared to the same quarter a year ago, the decrease in research and development expenses in absolute dollars is primarily attributable to cost cutting initiatives and the realization of cost synergies associated with the Merant acquisition, and to a lesser extent, a decline in payroll and payroll related costs associated with a slight decline in headcount. For the current fiscal six months, when compared to the same six months a year ago, the increase in research and development expenses in absolute dollars is primarily attributable to salary, benefits and other employee related cost increases as a result of our acquisition of Merant, and to a lesser extent, our acquisitions of TeamShare and the Process View Composer technology, and continued expansion of our research and development efforts to enhance existing products and develop our distributed systems products. As a percentage of total revenue, research and development expenses decreased in both the current fiscal quarter and fiscal six months, when compared to the same quarter and six months a year ago, as a result of the rate of growth in revenue being greater than the rate of growth in costs associated with our research and development activities. We expect research and development expenses to increase, both in absolute dollar terms and as a percentage of total revenue, as we localize our products and hire additional research and development personnel primarily to develop our distributed systems product suite.

General and Administrative.    General and administrative expenses consist primarily of salaries, bonuses, payroll taxes, and benefits and certain non-allocable administrative costs, including legal and accounting fees and bad debts. General and administrative expenses as a percentage of total revenue were 7% in both the current fiscal quarter and fiscal six months ended July 31, 2005, as compared to 9% and 8% in the same quarter and six months, respectively, a year ago. For the current fiscal quarter ended July 31, 2005, when compared to the same quarter a year ago, the decrease in general and administrative expenses in absolute dollars is primarily due to the realization of cost synergies associated with the Merant acquisition, a reduction in Sarbanes-Oxley and audit related costs, and to a lesser extent, a decline in payroll and payroll related costs associated with headcount changes. For the current fiscal six months, when compared to the same six months a year ago, the increase in general and administrative expenses in absolute dollars is primarily due to our Merant acquisition. For both the current fiscal quarter and fiscal six months, when compared to the same periods a year ago, the decrease in general and administrative expenses as a percentage of total revenue is primarily due to the realization of cost synergies associated with the Merant acquisition, a reduction in Sarbanes-Oxley and audit related costs, and to a lesser extent, a decline in payroll and payroll related costs associated with headcount changes. We expect general and administrative expenses to increase in absolute dollar terms as we expand our infrastructure and our operations in the future.

Stock-Based Compensation.    In connection with the Company’s acquisition of Merant, the Company recorded $1.8 million in deferred stock-based compensation reflecting the intrinsic value of the stock options assumed in the acquisition. The deferred stock-based compensation is being amortized over four years under an accelerated method whereby approximately $0.9 million, $0.5 million, $0.3 million and $0.1 million will be amortized to expense in the first, second, third and fourth years, respectively. In connection with the Company’s issuance of restricted stock in the current fiscal quarter ended July 31, 2005, the Company recorded an additional $9.4 million in deferred stock-based compensation reflecting the fair market value of the stock on the date of grant. Deferred stock-based compensation associated with the restricted stock is being amortized over five years under the straight-line method. As of July 31, 2005, the Company has amortized $1.3 million in deferred stock- based compensation and has $9.9 million remaining to be amortized. Stock-based compensation expense will be approximately $0.6 million per quarter over the next three quarters through the end of the first quarter of fiscal 2007, and then $0.5 million per quarter thereafter through the end of the first quarter of fiscal 2011.

Amortization of Intangible Assets.    In connection with various prior acquisitions, most recently TeamShare and Merant, the Company has recorded $65.3 million in identifiable intangible assets, offset by amortization totaling $18.0 million as of July 31, 2005. Amortization expense in the current fiscal quarter and fiscal six months ended July 31, 2005 is predominantly due to the Merant acquisition, which added $59.2 million in amortizable intangible assets and, to a lesser extent, due to the TeamShare acquisition, which added $5.2 million in amortizable intangible assets. Amortization of intangible assets will be approximately $2.6 million per quarter over the next three quarters through the first quarter of fiscal 2007, and $2.2 million per quarter thereafter through the end of fiscal 2009.

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

Restructuring, acquisition and other charges.    In connection with the Company’s acquisition of Merant, the Company incurred restructuring, acquisition and other charges in the first and second quarters of fiscal 2005 related to the acquisition that are not part of the Company’s ongoing operations. Such charges included certain employee payroll, severance and other employee related costs associated with transitional activities that are not part of ongoing operations, and travel and other direct costs associated with integrating the two companies.

Interest Income, Interest Expense and Amortization of Debt Issuance Costs

The following table summarizes other income (expense) for the periods indicated (in thousands, except percentages):

	Three Months Ended July 31,					Six Months Ended July 31,
			Increase (Decrease)					Increase (Decrease)
	2005	2004	In Dollars	In %		2005	2004	In Dollars	In %
Other income (expense)
Interest income	$1,378	$728	$650	89%		$2,490	$2,043	$447	21%
Interest expense	(825)	(825)	—	—		(1,650)	(1,650)	—	—
Amortization of debt issuance costs	(335)	(335)	—	—		(670)	(796)	126	(16)%

Total other income (expense)	$218	$(432)	$650	(	*)	$170	$(403)	$573	( *)

Percentage of total revenue	0%	(1)%				0%	0%

(*)	Percentage is not meaningful.

Interest Income.    For the current fiscal quarter and fiscal six months ended July 31, 2005, when compared to the same quarter and six months a year ago, the dollar increase in interest income is predominantly due to increases in balances on interest-bearing accounts, such as cash and cash equivalents, and both short and long-term investments, resulting from the accumulation of earnings and higher yields; all partially offset by (i) decreases in balances on interest-bearing accounts, such as cash and cash equivalents, and both short and long- term investments, resulting from our acquisition of Merant in which the Company paid approximately $267 million in cash in the second fiscal quarter ended July 31, 2004 for the acquisition itself and an additional $18.4 million in acquisition related costs, and (ii) to a lesser extent, decreases in cash balances of $94.1 million due to the Company’s stock repurchase programs implemented after the fiscal quarter ended April 30, 2004, and $4.5 million, including acquisition related-costs, paid for the acquisition of certain assets of Integrated Chipware in the second quarter of fiscal 2005.

Interest Expense.    On December 15, 2003, the Company issued its 1.5% Convertible Subordinated Notes due 2023 (the “Notes”) in a private placement. The Company will pay interest on the Notes on June 15 and December 15 of each year. The first interest payment was made on June 15, 2004. The Company has pledged a portfolio of U.S. government securities to secure the first six scheduled interest payments on the Notes.

The Company records interest expense in connection with the Notes at a rate of 1.5% per annum on a principal balance of $220 million, or $825,000 per quarter. Accordingly, interest expense for the current fiscal quarter ended July 31, 2005 and the same quarter a year ago was $825,000, and for the current fiscal six months and the same six months a year ago was $1.65 million.

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

Income Taxes

Income Taxes.    Income taxes were $4.0 million and $8.8 million in the current fiscal quarter and fiscal six months ended July 31, 2005, respectively, as compared to $0.2 million and $3.5 million in the same quarter and six months, respectively, a year ago. The Company’s projected effective income tax rate for fiscal 2006 is 37%. In the current fiscal quarter ended July 31, 2005, the Company benefited from the release of certain research credit tax reserves totaling approximately $0.6 million in connection with a franchise tax audit settlement. This non-recurring benefit reduced the effective tax rate in the current fiscal quarter to 32% from 37%. The Company’s effective income tax rate for fiscal 2005 was 53%, and excluding the impact of the one-time in-process research and development charge of $10.4 million taken in the first quarter of fiscal 2005 ended April 30, 2004, would have been 35%. SERENA’s effective income tax rate has historically benefited from the United States research and experimentation tax credit and tax benefits generated from export sales made from the United States.

Liquidity and Capital Resources

Cash, cash equivalents and investments.    Since SERENA’s inception, we have financed our operations and met our capital expenditure requirements through cash flows from operations. As of July 31, 2005 and excluding $4.9 million in restricted cash, SERENA had $88.3 million in cash and cash equivalents, and an additional $43.2 million and $49.2 million in short and long-term investments, respectively, consisting principally of high grade commercial paper, certificates of deposit and short and long-term corporate notes and bonds.

Net cash provided by operating activities.    Cash flows provided by operating activities were $39.6 million and $23.4 million in the current fiscal six months ended July 31, 2005 and the same six months a year ago, respectively. In the current fiscal six months ended July 31, 2005, the Company’s cash flows provided by operating activities exceeded net income principally due to the inclusion of non-cash expenses in net income, a decrease in trade accounts receivable, an increase in corporate income taxes payable, and cash collections in advance of revenue recognition on maintenance contracts; all partially offset by a change in the fair market value of consideration in the acquisition of Merant Plc., and increases in deferred income taxes, accrued expenses and trade accounts payable, and a decrease in prepaid expenses. In the same six months a year ago, the Company’s cash flows provided by operating activities exceeded net loss principally due to the inclusion of non-cash expenses in net income and a decrease in trade accounts receivable; all partially offset by a decrease in corporate income taxes payable.

Net cash used in or provided by investing activities.    Net cash used in investing activities was $44.6 million and $140.1 million in the current fiscal six months ended July 31, 2005 and the same six months a year ago, respectively. In the current fiscal six months ended July 31, 2005, net cash used in investing activities related to net purchases of short and long-term investments totaling $36.9 million, acquisition related costs paid in connection with the Merant acquisition totaling $3.1 million, acquisition related costs paid in connection with the acquisition of business application planning technology totaling $3.1 million, and the purchase of computer equipment and office furniture and equipment totaling $1.5 million. In the same six months a year ago, net cash used in investing activities related to acquisition related costs paid in connection with the Merant acquisition totaling $193.9 million, acquisition related costs paid in connection with the acquisition of selected net assets of Integrated Chipware, Inc. totaling $3.8 million and purchase of computer equipment and office furniture and equipment totaling $0.8 million; all partially offset by net sales of short and long-term investments totaling $58.4 million.

Net cash used in or provided by financing activities.    Net cash used in financing activities was $40.2 million in the current fiscal six months ended July 31, 2005 and net cash provided by financing activities was $1.0 million in the same six months a year ago. In the current fiscal six months ended July 31, 2005, net cash used in financing activities related to common stock repurchased under the stock repurchase plan totaling $48.6 million; partially offset by the exercise of stock options under the Company’s employee stock option plan totaling $6.6 million, and the sale of common stock under the Company’s employee stock purchase plan totaling $1.8 million. In the same six months a year ago, net cash provided by financing activities was related to the exercise of stock options under the Company’s employee stock option plan totaling $3.6 million and the sale of common stock under the Company’s employee stock purchase plan totaling $1.6 million; all partially offset by common stock repurchased under the stock repurchase plan totaling $4.2 million.

Contractual obligations and commitments.    At July 31, 2005, the Company did not have any material commitments for capital expenditures and has no revolving credit agreement or other term loan agreements with any bank or other financial institution.

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

The Company has pledged a portfolio of U.S. government securities to secure the first six scheduled interest payments on the Notes. Accordingly, as of July 31, 2005, the Company has approximately $4.9 million in restricted cash against this pledge to cover the remaining three of the first six scheduled interest payments. Other than this pledge of U.S. government securities, the Notes are subordinated unsecured obligations and rank junior in right of payment to the Company’s existing and future senior indebtedness and structurally subordinated to all indebtedness and other liabilities of the Company’s subsidiaries. The Notes are not listed on any securities exchange.

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

At July 31, 2005, the Company had Notes outstanding totaling $220 million. The Notes bear interest at 1.5% per annum and are due in 2023. Accrued and unpaid interest on the notes totaled $0.4 million as of July 31, 2005 with restricted cash balances on hand totaling $4.9 million to cover the next three semi-annual interest payments.

The Company has noncancelable operating lease agreements for office space that expire between calendar 2005 and 2013. Future payments due under operating leases and debt as of July 31, 2005 are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
Operating lease obligations	$15,119	$3,800	$6,081	$3,999	$1,239
Restructuring-related operating lease obligations	4,182	1,565	2,008	296	313
1 1/2% Convertible Subordinated Notes due 2023	220,000				220,000

	$239,301	$5,365	$8,089	$4,295	$221,552

Working capital, accounts receivable and deferred revenue.    At July 31, 2005, the Company had working capital of $61.0 million and accounts receivable, net of allowances, of $29.9 million. Total deferred revenue increased to $79.8 million at July 31, 2005 from $76.3 million at January 31, 2005 primarily as a result of the Merant acquisition in April 2004, and to a lesser extent, increased billings of maintenance fees and the RTM technology asset purchase from Integrated Chipware in June 2004.

Off-balance sheet arrangements.    As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of July 31, 2005, we are not involved in any unconsolidated SPE transactions.

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

Charges to Earnings Resulting From Our Acquisition of Merant, Including the Application of the Purchase Method of Accounting, and Restructuring and Integration Costs May Materially Adversely Affect the Market Value of SERENA Shares

In accordance with U.S. GAAP, SERENA has accounted for the Merant acquisition using the purchase method of accounting. SERENA has allocated the total estimated purchase price to Merant’s net tangible assets, amortizable intangible assets, and in-process research and development based on their fair values as at the date of the acquisition, and recorded the excess of the purchase price over those fair values as goodwill. SERENA’s financial results, including earnings per share, could be adversely affected by a number of financial adjustments required by US GAAP including the following:

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

Our License Revenues from Products for Distributed Systems May Fluctuate

We introduced our ChangeMan DS product in fiscal 2000 and our ChangeMan ZDD product in the first quarter of fiscal 2003. In the second quarter of fiscal 2004, we acquired the TeamTrack product with our acquisition of TeamShare effective June 5, 2003. In the first quarter of fiscal 2005, we acquired the Merant product line with our acquisition of Merant effective April 23, 2004. In the second quarter of fiscal 2005, we acquired the RTM product with our asset purchase from Integrated Chipware, Inc. In the first quarter of fiscal 2006, we acquired business application planning technology in an asset purchase. While license revenues from our distributed systems products was 64% and 66% of total license revenue in the current fiscal quarter and fiscal six months ended July 31, 2005, respectively, they may fluctuate materially from quarter to quarter and could in fact decline. We are currently developing new products and enhancing our product suite to support additional distributed systems products. If we do not successfully develop, market, sell and support our distributed systems products, this would materially adversely affect our business and our future quarterly and annual operating results. Prior to our acquisition of Merant in the first quarter of fiscal 2005, the majority of our products had been designed for the mainframe platform, and the majority of our software license revenue, maintenance revenue and professional services revenue had been attributable to licenses for these mainframe products. Our competitors may have substantially greater experience providing distributed systems compatible software products than we do, and many also may have significantly greater financial and organizational resources.

If the Market for IBM and IBM-Compatible Mainframes Decreases, It Could Adversely Affect Our Business

Our mainframe revenues are dependent upon the continued use and acceptance of IBM and IBM-compatible mainframes and the growth of this market. If the role of the mainframe does not increase as we anticipate, or if it in any way decreases, this would materially adversely affect our business, future quarterly and annual operating results and financial condition. Additionally, if there is a wide acceptance of other platforms or if new platforms emerge that provide enhanced enterprise server capabilities, our business and future operating results may be materially adversely affected. Prior to the Company’s acquisition of Merant in April 2004, the majority of our software license revenue had been attributable to sales of our mainframe products. We expect that, for the foreseeable future, a significant portion of our software license revenue will continue to come from sales of our mainframe products. As a result, future sales of our existing products and associated maintenance revenue and professional service revenue will depend on continued use of mainframes.

Acquisitions May be Difficult to Integrate, Disrupt Our Business, Dilute Stockholder Value or Divert the Attention of Our Management

In June 2003, we acquired TeamShare, Inc.; in April 2004, we acquired Merant; in June 2004, we acquired the RTM product with our asset purchase from Integrated Chipware, Inc.; in March 2005, we acquired business application planning technology in an asset purchase. We may acquire or make investments in other companies and technologies. In the event of any acquisitions or investments, we could:

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

Risks of International Operations.    International sales increased to 34% of our total revenue in the current fiscal six months ended July 31, 2005, as compared to 31% in the same six months a year ago primarily as a result of the Merant acquisition late in the first quarter of fiscal 2005 and a single large transaction with an international customer in the first quarter of fiscal 2006. Our international revenue is attributable principally to our European operations, however we currently have increased and plan to continue to increase our investment in sales and marketing in the Asia Pacific region going forward. Our international operations are, and any expanded international operations will be, subject to a variety of risks associated with conducting business internationally that could materially adversely affect our business and future quarterly and annual operating results, including the following:

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

In October 2004, the FASB ratified the consensus reached by the EITF with respect to EITF Issue No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share.” In accordance with EITF Issue 04-8, potential shares issuable under contingently convertible securities with a market price trigger should be accounted for the same way as other convertible securities and included in the diluted earnings per share computation, regardless of whether the market price trigger has been met. Upon our adoption of EITF Issue No. 04-8 in the fourth quarter of fiscal 2005, 9,912,694 shares issuable from the conversion of the Notes have been included in the diluted earnings per share calculation for the current fiscal quarter and fiscal six months ended July 31, 2005, using the “if converted” method. The 9,912,964 shares issuable from the conversion of the Notes have not been included in the diluted earnings per share calculation for the fiscal quarter and fiscal six months ended July 31, 2004, since their inclusion would have been anti-dilutive. Accordingly, we have not restated our diluted earnings per share calculation for the fiscal quarter and fiscal six months ended July 31, 2004. The original instrument was issued in the fourth quarter of fiscal 2004. These common shares will continue to be considered in our diluted earnings per share calculation until the Notes are redeemed, retired or, under certain circumstances, amended.

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

The Requirement to Account for Stock Options Under Our Employee Stock Plans as Compensation Expense, Would Significantly Reduce Our Net Income and Our Earnings Per Share or We May Reflect a Loss

Statement of Financial Accounting Standards No.123 (revised 2004) (SFAS No. 123R), Shared-Based Payment, will require us to account for equity under our stock plans using fair value based model on the option grant date and record it as a stock-based compensation expense. Our net income and our earnings per share will be significantly reduced or may reflect a loss. We currently calculate stock-based compensation expense using the Black-Scholes option-pricing model and disclose the pro forma impact on net income (loss) and net income (loss) per share in Note 3 to our condensed consolidated financial statements for the three and six month periods ended July 31, 2005 and 2004. A fair value based model such as the Black-Scholes option-pricing model requires the input of highly subjective assumptions and does not necessarily provide a reliable single measure of the fair value of our stock options. Assumptions used under the Black-Scholes option-pricing model that are highly subjective include the expected stock price volatility and expected life of an option. SFAS No. 123R requires us to adopt the new accounting provisions beginning in our first quarter of fiscal 2007, and will require us to expense shares issued under employee stock purchase plans and stock options as a stock-based compensation expense using a fair value based model.

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

Competition in the Distributed Systems SCM Market.    We also face significant competition as we develop, market and sell our distributed systems products, including ChangeMan DS, TeamTrack, Dimensions and Version Manager products. If we are unable to successfully penetrate the distributed systems SCM market, our business and future quarterly and annual operating results will be materially adversely affected. Penetrating the existing distributed systems SCM market will be difficult. Competitors in the distributed systems market include IBM, Computer Associates, Microsoft, Telelogic and other smaller private companies.

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

Our Executive Officers and Certain Key Personnel Are Critical to Our Business and Such Officers and Key Personnel May Not Remain with SERENA in the Future

Our success will depend to a significant extent on the continued service of our senior executives and certain other key employees, including certain sales, consulting, technical and marketing personnel. If we lost the services of one or more of our executives or key employees, including if one or more of our executives or key employees decided to join a competitor or otherwise compete directly or indirectly with SERENA, this could materially adversely affect our business. In particular, we have historically relied on the experience and dedication of our product authors. With the exception of Douglas D. Troxel, SERENA’s founder, Chief Technology Officer and chairman of SERENA’s board of directors, the employment of all of our senior executives and key employees, including key product authors, is at will. Mr. Troxel’s employment is on a year-to-year basis. In addition, we do not maintain key man life insurance on our employees and have no plans to do so.

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

The Company does not use derivative financial instruments in its investment portfolio and has no foreign exchange contracts. Its financial instruments consist of cash and cash equivalents, short and long-term investments, trade accounts receivable and accounts payable. The Company considers investments in highly liquid instruments purchased with a remaining maturity of 90 days or less to be cash equivalents. All of the Company’s cash equivalents and short and long-term investments principally consist of commercial paper and debt securities, and are classified as available-for-sale as of July 31, 2005. The Company’s exposure to market risk for changes in interest rates relates primarily to its short and long-term investments and short-term obligations, thus, a hypothetical 10% fluctuation in interest rates would not have a material impact on the fair value of these securities.

Sales to foreign countries accounted for approximately 29% and 34% of the total sales during the current fiscal quarter and fiscal six months ended July 31, 2005, respectively. Because the Company invoices certain of its foreign sales in currencies other than the United States dollar, predominantly the British pound sterling and euro, and does not hedge these transactions, fluctuations in exchange rates could adversely affect the translated results of operations of the Company’s foreign subsidiaries. Therefore, foreign exchange fluctuations could create a risk of significant balance sheet gains or losses on the Company’s consolidated financial statements. However, given the Company’s foreign subsidiaries’ net book values as of July 31, 2005 and net cash flows for the most recent fiscal six months then ended, the Company does not believe that a hypothetical 10% fluctuation in foreign currency exchange rates would have a material impact on our financial position or results of operations.

ITEM 4.	Controls and Procedures

Attached as exhibits to this Form 10-Q are certifications of SERENA’s Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications, and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

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

Based on this evaluation, and subject to the limitations described below, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

In May 2005, the Board of Directors authorized the repurchase of up to 1.5 million shares of the Company’s Common Stock from time to time in the open market or in privately negotiated block transactions. The Company will utilize any reacquired shares under this program for reissuance in connection with employee stock programs and general corporate purposes. Under this program, the Company repurchased in aggregate a total of 722,500 shares of its common stock for cash at an average price of $19.61 per share.

A summary of the Company’s repurchases for the fiscal six months ended July 31, 2005 is as follows:

Month	Repurchased Shares	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)
March 1, 2005 – March 31, 2005	1,415,000	$23.50	1,415,000	0
April 1, 2005 – April 30, 2005	50,000	$23.56	50,000	0
June 1, 2005 – June 30, 2005	697,500	$19.62	697,500	0
July 1, 2005 – July 31, 2005	25,000	$19.26	25,000	0

(1)	Stock Purchase Programs authorized by the Company’s Board of Directors expire at the end of the fiscal quarter in which they are approved. As a result, no shares will be repurchased under the programs authorized prior to July 31, 2005.

ITEM 3.    Defaults Upon Senior Securities

Not Applicable

ITEM 4.    Submission of Matters to a Vote of Security Holders

(a) The fiscal 2005 Annual Meeting of the Stockholders of SERENA Software, Inc. was held at the Company’s offices 2755 Campus Drive, 3rd Floor, San Mateo, California 94403 on June 24, 2005 at 2:00 p.m.

(b) PROPOSAL 1—At the Annual Meeting, the following seven persons were elected to the Company’s Board of Directors, constituting all members of the Board of Directors.

Board Nominees	Common For	Common Withheld
Douglas D. Troxel	36,799,663	1,755,364
Mark E. Woodward	37,256,207	1,298,820
Robert I. Pender, Jr.	36,506,132	2,048,895
Carl Bass	28,996,617	9,558,410
J. Hallam Dawson	28,996,719	9,558,308
Gregory J. Owens	28,995,993	9,559,034
David G. DeWalt	37,882,142	672,885

(c) The following additional proposal was considered at the Annual Meeting with its results according to the respective votes of the stockholders:

PROPOSAL 2—Ratification and approval of the appointment of KPMG LLP as independent auditors of the Company for the fiscal year ending January 31, 2006.

Common For	Common Against	Abstained
37,984,543	362,121	208,363

ITEM 5.    Other Information

Not Applicable

ITEM 6.	Exhibits

(a) Exhibits

Exhibit Number		Exhibit Title

31.1	(a)	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	(a)	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	(a)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	(a)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	filed herewith.

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

Date: September 9, 2005

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