Form 10-Q
period 2005-10-31
SERENA SOFTWARE INC
filed 2005-12-09
CIK 1073967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2005

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

The number of shares of the registrant’s Common Stock, par value $0.001, outstanding as of November 30, 2005 was 41,352,416.

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

SERENA SOFTWARE, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	October 31, 2005	January 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$98,953	$133,330
Restricted cash	3,300	3,300
Short-term investments	56,873	16,778
Accounts receivable, net of allowance of $152 and $1,700 at October 31 and January 31, 2005, respectively	37,266	40,988
Deferred taxes, net	12,267	12,267
Prepaid expenses and other current assets	5,182	4,964

Total current assets	213,841	211,627
Long-term investments	40,600	39,095
Restricted cash, non-current	1,590	3,157
Property and equipment, net	5,856	5,722
Goodwill	316,639	323,671
Other intangible assets, net	94,072	107,790
Other assets	3,039	4,057

TOTAL ASSETS	$675,637	$695,119

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,312	$3,415
Income taxes payable	29,546	27,667
Accrued expenses	23,803	26,103
Accrued interest on subordinated notes	1,238	413
Deferred revenue	63,868	63,152

Total current liabilities	120,767	120,750
Deferred revenue, net of current portion	10,006	13,110
Long-term liabilities	2,140	2,660
Deferred taxes	35,552	40,983
Subordinated notes	220,000	220,000

Total liabilities	388,465	397,503

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 90,000,000 shares authorized; 41,198,750 and 42,266,206 shares issued and outstanding at October 31 and January 31, 2005, respectively	41	42
Additional paid-in capital	148,659	177,750
Deferred stock-based compensation	(9,339)	(1,092)
Accumulated other comprehensive loss	(4,917)	(4,646)
Retained earnings	152,728	125,562

Total stockholders’ equity	287,172	297,616

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$675,637	$695,119

See accompanying notes to condensed consolidated financial statements.

SERENA SOFTWARE, INC.

Condensed Consolidated Statements of Operations

For the Three Months and Nine Months Ended October 31, 2005 and 2004

(In thousands, except per share data)

(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2005	2004	2005	2004
Revenue:
Software licenses	$22,511	$22,124	$63,510	$57,379
Maintenance	34,156	27,623	101,370	68,120
Professional services	8,254	6,894	20,755	16,843

Total revenue	64,921	56,641	185,635	142,342

Cost of revenue:
Software licenses	846	930	2,368	2,280
Maintenance	3,327	3,145	10,014	7,859
Professional services	7,182	6,002	19,141	15,049
Amortization of acquired technology	4,222	4,037	12,768	10,014
Stock-based compensation (*)	8	14	29	30

Total cost of revenue	15,585	14,128	44,320	35,232

Gross profit	49,336	42,513	141,315	107,110

Operating expenses:
Sales and marketing	18,689	17,913	53,160	45,402
Research and development	8,696	8,393	26,115	22,217
General and administrative	4,842	5,800	13,706	12,811
Stock-based compensation (*)	587	223	1,154	463
Amortization of intangible assets	2,560	2,835	7,956	6,771
Acquired in-process research and development	—	—	—	10,400
Restructuring, acquisition and other charges	—	410	—	2,175

Total operating expenses	35,374	35,574	102,091	100,239

Operating income	13,962	6,939	39,224	6,871
Interest income	1,708	702	4,198	2,745
Interest expense	(825)	(825)	(2,475)	(2,475)
Amortization of debt issuance costs	(335)	(335)	(1,005)	(1,131)

Income before income taxes	14,510	6,481	39,942	6,010
Income taxes	3,967	2,203	12,776	5,751

Net income	$10,543	$4,278	$27,166	$259

Net income per share:
Basic	$0.26	$0.10	$0.66	$0.01

Diluted	$0.22	$0.09	$0.56	$0.01

Weighted average shares used in per share calculations:
Basic	41,155	43,109	41,348	41,979

Diluted	51,690	53,432	52,079	42,616

Net income	$10,543	$4,278	$27,166	$259
Plus: Income impact of assumed conversions:
Tax effected interest, including amortization of debt issuance costs, on 1.5% convertible notes	697	694	2,093	—

Adjusted net income for diluted net income per share calculation	$11,240	$4,972	$29,259	$259

(*) Stock-based compensation is further classified as follows:
Cost of maintenance	$4	$7	$14	$14
Cost of professional services	4	7	15	16

Stock-based compensation in cost of revenue	8	14	29	30

Sales and marketing	65	126	251	260
Research and development	30	57	115	119
General and administrative	492	40	788	84

Stock-based compensation in operating expenses	587	223	1,154	463

Total stock-based compensation	$595	$237	$1,183	$493

See accompanying notes to condensed consolidated financial statements.

SERENA SOFTWARE, INC.

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended October 31, 2005 and 2004

(In thousands)

(Unaudited)

	Nine Months Ended October 31,
	2005	2004
Cash flows from operating activities:
Net income	$27,166	$259
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,119	1,931
Deferred income taxes	(8,005)	—
Tax benefit from employee stock plans	220	—
Provision for doubtful accounts	225	1,200
Accrued interest income, net of cash received	(83)	89
Accrued interest expense on subordinated notes	2,475	2,475
Amortization of debt issuance costs	1,005	1,131
Amortization of deferred stock-based compensation	1,183	493
Amortization of acquired technology	12,768	10,014
Amortization of intangible assets	7,956	6,771
Acquired in-process research and development	—	10,400
Change in the value of consideration in the acquisition of Merant Plc.	4,033	—
Change in the value of consideration in the acquisition of TeamShare, Inc.	763	—
Changes in operating assets and liabilities:
Accounts receivable	3,497	(6,023)
Prepaid expenses and other assets	(205)	397
Accounts payable	(1,103)	(730)
Income taxes payable	1,879	(8,112)
Accrued expenses	1,927	9,454
Deferred revenue	(2,388)	524

Net cash provided by operating activities	55,432	30,273

Cash flows used in investing activities:
Purchases of property and equipment	(2,268)	(1,189)
Cash paid in acquisition of Merant plc., net of cash received and acquisition related costs paid	(3,514)	(197,400)
Cash paid in acquisition of selected net assets of Integrated Chipware, Inc.	—	(3,780)
Cash paid in acquisition of Apptero, Inc., net of cash received and acquisition related costs paid	(3,196)	—
(Purchases) sales of short-term and long-term investments	(42,041)	66,764

Net cash used in investing activities	(51,019)	(135,605)

Cash flows used in financing activities:
Common stock repurchased under the stock repurchase plan	(48,601)	(30,603)
Exercise of stock options under the employee stock option plan	7,856	4,552
Sale of common stock under the employee stock purchase plan	1,785	1,644

Net cash used in financing activities	(38,960)	(24,407)

Effect of exchange rate changes on cash	170	(1,048)

Net decrease in cash and cash equivalents	(34,377)	(130,787)
Cash and cash equivalents at beginning of period	133,330	257,281

Cash and cash equivalents at end of period	$98,953	$126,494

Supplemental disclosures of cash flow information:
Income taxes paid	$9,979	$10,779

Non-cash investing and financing activity:
Unrealized loss on marketable securities	$(441)	$(366)

Common stock issued in the acquisition of Merant Plc., including estimated fair value of options assumed	$—	$127,683

Consideration payable to Apptero Shareholders in the acquisition	$963	$—

Change in the value of consideration in the acquisition of Merant Plc.	$(4,033)	$—

Change in the value of consideration in the acquisition of TeamShare, Inc.	$(763)	$—

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

Reclassifications and Adjustments

Certain reclassifications have been made to the balances for the three and nine months ended October 31, 2004 in order to conform to the October 31, 2005 presentations.

In the fiscal quarter ended July 31, 2005, $0.6 million in maintenance revenue was recognized that had been fully earned and collected that related to prior periods. The maintenance revenue recognized totaling $0.6 million represented less than 2% of total maintenance revenue in the quarter and was not considered material.

Major Customers

No single customer accounted for 10% or more of total revenue in either the fiscal quarter or fiscal nine months ended October 31, 2005, or 2004.

(1)    Acquisitions

Merant

On April 23, 2004, the Company completed its acquisition of Merant plc (“Merant”). Merant designs, develops and markets software products and services for Enterprise Change Management (“ECM”), software configuration management and web content management. Its solutions help companies to improve upon their ability to manage change of software applications, code and web content. Prior to the completion of the acquisition, Merant’s ordinary shares were traded on the London Stock Exchange and its American Depositary Shares (“ADSs”) were traded on the NASDAQ National Market.

The acquisition was accounted for using the purchase method of accounting, and accordingly, the results of operations of Merant have been included in the Company’s consolidated financial statements from April 23, 2004.

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

In connection with the acquisition, the Company recorded $276.9 million in goodwill. The goodwill is not expected to be fully deductible for tax purposes. The primary reasons for the acquisition and the factors that contributed to a purchase price that resulted in recognition of a significant amount of goodwill included the large installed base that provided the combined companies with distribution leverage to cross sell products, expand into new geographies, create new opportunities in channel development and generate a profitable and steady maintenance stream.

In the quarter ended July 31, 2005, the Company discovered an error in the calculation of the total consideration in the Merant acquisition. The fair market value of the consideration was understated by $4.9 million. The correction of the error resulted in an increase in goodwill and involved cash and shares held in escrow for the consideration payable to former Merant shareholders who have not yet submitted their certificates representing Merant shares for exchange. The error in the calculation of the total consideration represented 1% of the total consideration and was not considered material.

In the quarter ended October 31, 2005, the Company made adjustments to reduce goodwill associated with the Merant acquisition totaling $8.9 million. These adjustments related to pre-acquisition net operating loss benefits now being recognized totaling $8.0 million and the release of pre-acquisition tax reserves totaling $0.9 million.

The Company acquired 100% of Merant’s outstanding share capital and thereby acquired all of its assets and assumed all of its liabilities. The total purchase price was $420.5 million and consisted of a combination of cash and stock as follows (in thousands):

Fair market value of SERENA common stock issued (approximately 5.9 million shares)	$123,578
Cash paid	268,775
Estimated fair value of options assumed	7,201
Estimated employee severance and other costs	13,381
Estimated acquisition-related costs	7,573

Total estimated purchase price of acquisition	$420,508

The total purchase price was allocated as follows (in thousands):

Fair value of assets acquired	$131,071
Acquired technology	45,000
Acquired in-process research and development	10,400
Trademark / Trade name portfolio	2,400
Customer contracts	47,500
Non-compete agreements	9,300
Intrinsic value of options assumed	1,822
Fair value of liabilities assumed	(58,146)
Deferred tax liability	(45,771)
Goodwill	276,932

Total estimated purchase price of acquisition	$420,508

RTM Acquisition from Integrated Chipware, Inc.

In June 2004, the Company acquired the technology, assets, associated expertise and customer base for Integrated Chipware’s Requirements and Traceability Management (“RTM”) product, one of the industry’s

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

leading requirements management solutions, for $3.8 million. In connection with the acquisition, which has been accounted for as an acquisition of a business, the Company has capitalized $4.3 million of acquired technology associated with the RTM product and has recorded an accrual of $0.2 million for acquisition-related charges. There was no goodwill recorded in the business acquisition. The acquired technology will be amortized over its economic useful life of three years. Also in connection with the acquisition, the Company acquired certain selected assets and assumed certain liabilities including selected trade receivables and deferred maintenance contracts; all of which have been recorded at their fair values.

Business Application Planning Technology Acquisition

In March 2005, the Company acquired business application planning technology for approximately $4.1 million. In connection with the acquisition, which has been accounted for as an asset purchase, the Company has capitalized $7.0 million of acquired technology associated with the business application planning technology, and has recorded an accrual of $0.1 million for acquisition-related charges. The acquired technology will be amortized over its economic useful life of five years. Also in connection with the asset purchase, the Company has recorded a deferred tax liability of approximately $2.8 million for the difference between the assigned values and the tax bases of the acquired technology.

(2)    Acquired In-process Research and Development

As a result of the Company’s acquisition of Merant on April 23, 2004, the Company recorded acquired in-process research and development totaling $10.4 million. For this transaction, the premise of value was fair market value in continued use.

Among the assets that were valued by the Company were Professional version 8.1, Professional version 8.2, Dimension version 9.0 and Formula 1, all of which were under development at the acquisition date. These technologies then under development were valued on the premise of fair market value in continued use employing a version of the income approach referred to as the discounted cash flow approach. This methodology is based on discounting to present value, at an appropriate risk-adjusted discount rate, both the expenditures to be made to complete the development efforts (excluding the efforts to be completed on the development efforts underway) and the operating cash flows which the applications are projected to generate, less a return on the assets necessary to generate the operating cash flows.

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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2005	2004	2005	2004
Net income, as reported	$10,543	$4,278	$27,166	$259
Add: stock-based employee compensation expense included in reported net income, net of tax	375	148	745	306
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(2,898)	(2,867)	(8,770)	(8,882)

Pro forma net income (loss)	$8,020	$1,559	$19,141	$(8,317)

Basic net income (loss) per share:
As reported	$0.26	$0.10	$0.66	$0.01

Pro forma	$0.19	$0.04	$0.46	$(0.20)

Diluted net income (loss) per share:
As reported	$0.22	$0.09	$0.56	$0.01

Pro forma	$0.17	$0.04	$0.41	$(0.20)

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

For the pro forma amounts determined under SFAS No. 123, as set forth above, the fair value of each stock option grant under the stock option plans and the fair value of the employees’ purchase rights under the employee stock purchase plan (“ESPP”) are estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the three months and nine months ended October 31, 2005 and 2004.

	Stock Option Plans		ESPP		Stock Option Plans		ESPP
	Three Months Ended October 31,				Nine Months Ended October 31,
	2005	2004	2005	2004	2005	2004	2005	2004
Expected life (in years)	4.5	4.5	0.5	0.5	4.5	4.5	0.5	0.5
Risk-free interest rate	4.4%	3.4%	4.3%	2.4%	4.4%	3.4%	4.3%	2.4%
Volatility	62%	89%	32%	46%	62%	89%	32%	46%
Dividend yield	none	none	none	none	none	none	none	none

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

In October 2004, the FASB ratified the consensus reached by the EITF with respect to EITF Issue No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share.” In accordance with EITF Issue 04-8, potential shares issuable under contingently convertible securities with a market price trigger should be accounted for the same way as other convertible securities and included in the diluted earnings per share computation, regardless of whether the market price trigger has been met. Upon our adoption of EITF Issue No. 04-8 in the fourth quarter of fiscal 2005, 9,912,694 shares issuable upon conversion of the Company’s Subordinated Convertible Notes due December 15, 2023 (the “Notes”) have been included in the diluted earnings per share calculation for the current fiscal quarter and nine months ended October 31, 2005 and the year ago fiscal quarter ended October 31, 2004, using the “if converted” method. The 9,912,694 shares issuable from the conversion of the Notes have not been included in the diluted earnings per share calculation for the fiscal nine months ended October 31, 2004, since their inclusion would have been anti-dilutive. Accordingly, we have not restated our diluted earnings per share calculation for the fiscal nine months ended October 31, 2004. The Notes

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

were issued in the fourth quarter of fiscal 2004. These common shares will continue to be considered in our diluted earnings per share calculation until the Notes are redeemed, retired or, under certain circumstances, amended. See Note 9 of Notes to Condensed Consolidated Financial Statements for a further discussion of the Notes.

The following is a reconciliation of the numerator and denominator used in the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Three Months Ended October 31, 2005:
Basic net income per share:
Net income	$10,543	41,155	$0.26
Effect of potentially dilutive securities outstanding—restricted stock and options	—	622	—
Effect of potentially dilutive securities outstanding—shares issuable under contingently convertible securities, net of tax	697	9,913	—

Diluted net income per share	$11,240	51,690	$0.22

Three Months Ended October 31, 2004:
Basic net income per share:
Net income	$4,278	43,109	$0.10
Effect of potentially dilutive securities outstanding—restricted stock and options	—	410	—
Effect of potentially dilutive securities outstanding—shares issuable under contingently convertible securities, net of tax	694	9,913	—

Diluted net income per share	$4,972	53,432	$0.09

Nine Months Ended October 31, 2005:
Basic net income per share:
Net income	$27,166	41,348	$0.66
Effect of potentially dilutive securities outstanding—restricted stock and options	—	818	—
Effect of potentially dilutive securities outstanding—shares issuable under contingently convertible securities, net of tax	2,093	9,913	—

Diluted net income per share	$29,259	52,079	$0.56

Nine Months Ended October 31, 2004:
Basic net income per share:
Net Income	$259	41,979	$0.01
Effect of potentially dilutive securities outstanding—restricted stock and options	—	637	—
Effect of potentially dilutive securities outstanding—shares issuable under contingently convertible securities, net of tax	—	—	—

Diluted net income per share	$259	42,616	$0.01

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Options to purchase shares of common stock with an exercise price which is greater than the average fair market value of SERENA’s common stock for the period are not included in the computation of diluted earnings per share, or EPS, because the effect of their inclusion would have been anti-dilutive. For both the three and nine month periods ended October 31, 2005, 2,614,609 of options to purchase shares of common stock at an average share price of $23.61 were excluded from the computation of diluted EPS. For both the three and nine month period ended October 31, 2004, 3,836,479 of options to purchase shares of common stock at an average share price of $21.20 were excluded from the computation of diluted EPS.

(5)    Acquisition-Related and Restructuring Charges and Accruals

The Company’s total acquisition-related and restructuring accrual is predominantly associated with the Company’s acquisition of Merant in April 2004, and to a lesser extent, its RTM technology acquisition from Integrated Chipware, Inc. in June 2004 and its business application planning technology acquisition in March 2005.

With respect to the Company’s acquisition of Merant in April 2004, the Company recorded acquisition-related costs totaling $7.6 million, and employee severance and other restructuring costs totaling $13.4 million, accrued through purchase accounting. With the Merant acquisition, the major actions that comprised the employee severance plan included a company-wide review of the combined organization to identify redundancies, and a notification to affected employees of the acquired entity. Affected employees from the sales organization were notified in early May 2004, the remaining affected North America employees were notified in late May 2004, and all affected international employees were notified by the end of our second quarter of fiscal 2005 on July 31, 2004. The employee severance plan was essentially completed upon notification and employees from all employee groups across the organization were terminated.

With respect to the Company’s RTM technology acquisition from Integrated Chipware, Inc. in June 2004 and its business application planning technology acquisition in March 2005, the Company recorded $0.2 million and $0.1 million in acquisition-related costs, respectively.

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

In aggregate, the Company accrued $0.1 million and paid $3.6 million in acquisition-related and restructuring charges in the current fiscal nine months ended October 31, 2005. Purchase accounting adjustments recorded in the first fiscal quarter ended April 30, 2005 totaled $2.2 million and were the result of finalizing certain acquisition-related estimates associated with the Merant acquisition at the one year anniversary of the acquisition. There were no purchase accounting adjustments associated with acquisition-related and restructuring charges recorded in the second or third fiscal quarters ended July 31 and October 31, 2005. The nature of the acquisition-related and restructuring charges and the amounts paid and accrued as of October 31, 2005 and 2004 are summarized as follows (in thousands):

	Severance, payroll taxes and other employee benefits	Facilities closures	Legal and other acquisition- related costs	Total acquisition- related and restructuring charges and accruals
Balances as of January 31, 2005	$5,066	$637	$940	$6,643
Activity during the nine months ended October 31, 2005:
Accrued	—	—	100	100
Paid	(2,512)	(340)	(746)	(3,598)
Adjustments	(1,428)	(143)	(665)	(2,236)

Balances as of October 31, 2005	$1,126	$154	$(371)	$909

Balances as of January 31, 2004	$115	$47	$5	$167
Activity during the nine months ended October 31, 2004:
Accrued	10,934	2,503	13,008	26,445
Paid	(4,800)	(1,517)	(10,238)	(16,555)
Adjustments	195	(195)	—	—

Balances as of October 31, 2004	$6,444	$838	$2,775	$10,057

(6)    Goodwill and Other Intangible Assets

The Company accounts for goodwill and certain intangible assets after an acquisition is completed in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. As such, goodwill and other indefinite life intangible assets are not amortized but instead are periodically tested for impairment. The annual impairment test required by SFAS No. 142 will be performed in the fourth fiscal quarter each year and has been performed in each of the fourth quarters of fiscal 2005, 2004 and 2003. The Company has concluded that there were no indicators of impairment of goodwill as of October 31, 2005.

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Goodwill and other intangible assets consisted of the following (in thousands):

	October 31, 2005	January 31, 2005
Goodwill	$316,639	$323,671

Non-compete agreement	$10,933	$10,933
Acquired technology	93,755	86,741
Customer contracts	49,300	49,300
Trademark / Trade name portfolio	2,600	2,600
Customer relationships	2,510	2,510

	159,098	152,084
Less: accumulated amortization	(65,026)	(44,294)

	$94,072	$107,790

Other intangible assets are comprised of the following (in thousands):

	As of October 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Non-compete agreements	$10,933	$(4,460)	$6,473
Acquired technology	93,755	(44,483)	49,272
Maintenance service contracts	49,300	(12,109)	37,191
Trademark / Trade name portfolio	2,600	(1,952)	648
Customer relationships	2,510	(2,022)	488

Total	$159,098	$(65,026)	$94,072

	As of January 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Non-compete agreements	$10,933	$(2,950)	$7,983
Acquired technology	86,741	(31,708)	55,033
Customer contracts	49,300	(7,030)	42,270
Trademark / Trade name portfolio	2,600	(1,212)	1,388
Customer relationships	2,510	(1,394)	1,116

Total	$152,084	$(44,294)	$107,790

Aggregate amortization expense:
For the remaining three months of year ending January 31, 2006			$6,713
Estimated amortization expense:
For year ended January 31, 2007			23,741
For year ended January 31, 2008			19,745
For year ended January 31, 2009			17,547
For year ended January 31, 2010			16,116
For year ended January 31, 2011			8,597
Thereafter			1,613

Total			$94,072

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

As of October 31, 2005, the weighted average remaining amortization period for acquired technology is 36 months; trademark/trade name portfolio and customer relationships is 7 months; non-compete agreements is 5 months; and customer contracts is 63 months. The total weighted average remaining amortization period for all identifiable intangible assets is 42 months. The aggregate amortization expense of acquired technology and other intangible assets was $6.8 million and $6.9 million in the three months ended October 31, 2005 and 2004, respectively. For the nine month periods ended October 31, 2005 and 2004, the aggregate amortization expense of acquired technology and other intangible assets was $20.7 million and $16.8 million, respectively. There were no impairment charges in the three or nine month periods ended October 31, 2005 and 2004.

In the quarter ended July 31, 2005, the Company discovered an error in the calculation of the total consideration in the Merant acquisition. The fair market value of the consideration was understated by $4.9 million. The correction of the error resulted in an increase in goodwill and involved cash and shares held in escrow for the consideration payable to former Merant shareholders who have not yet submitted their certificates representing Merant shares for exchange. The error in the calculation of the total consideration represented 1% of the total consideration and was not considered material.

The change in the carrying amount of goodwill for the nine months ended October 31, 2005 is as follows (in thousands):

Balance as of January 31, 2005	$323,671
Activity during the nine months ended October 31, 2005:
Purchase accounting adjustments to the Merant goodwill	(11,183)
Purchase accounting adjustments to the TeamShare goodwill	(764)
Correction of an error in the Merant purchase accounting	4,915

Balance as of October 31, 2005	$316,639

(7)    Comprehensive Income (Loss)

We report components of comprehensive income (loss) in our annual consolidated statements of shareholders’ equity. Comprehensive income (loss) consists of net income, foreign currency translation adjustments, and unrealized losses on marketable equity securities. Total comprehensive income (loss) for the three and nine month periods ended October 31, 2005 and 2004 is as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2005	2004	2005	2004
Comprehensive income (loss):
Net income	$10,543	$4,278	$27,166	$259
Other comprehensive loss:
Foreign currency translation adjustment	(27)	(36)	170	(193)
Unrealized (loss) gain on marketable securities	(162)	18	(441)	(366)

Other comprehensive loss	(189)	(18)	(271)	(559)

Total comprehensive income (loss)	$10,354	$4,260	$26,895	$(300)

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

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Accrued and unpaid interest on the Notes totaled $1.2 million as of October 31, 2005. The holders of the Notes may require the Company to repurchase for cash all or a portion of their Notes on December 15, 2008, December 15, 2013 or December 15, 2018 at a purchase price equal to 100% of the principal amount of the Notes being purchased, plus accrued and unpaid interest to, but excluding the purchase date.

The Company pledged to the trustee under the indenture for the exclusive benefit of the holders of the Notes, $9.6 million of U.S. government securities, which was sufficient, upon receipt of scheduled principal and interest payments thereon, to provide for the payment in full of the first six scheduled semi-annual interest payments on the Notes when due. Accordingly, at October 31, 2005, the Company had restricted cash balances on hand totaling $4.9 million to cover the remaining three of the first six semi-annual interest payments.

In connection with the Notes, the Company recorded in the fourth quarter of fiscal 2004 $6.7 million in debt issuance costs, which is being amortized over 5 years, the term of the initial put option by the Note holders. Under the put option, the Note holders may require the Company to purchase for cash all or a portion of the option holder’s Notes on December 15, 2008, December 15, 2013 or December 15, 2018 at a purchase price equal to 100% of the principal amount of the Notes being purchased, plus accrued and unpaid interest to, but excluding, the purchase date. As of October 31, 2005, the Company had approximately $4.2 million in debt issuance costs remaining and had amortized approximately $0.3 million in each of the quarters ended October 31, 2005 and 2004, and had amortized approximately $1.0 million and $1.1 million in the nine month periods ended October 31, 2005 and 2004, respectively. Amortization of debt issuance costs will be $1.34 million annually going forward through December 15, 2008, when the initial put option expires, or earlier, upon conversion of the notes.

(10)    Stock Repurchase Programs and Repurchase of Common Stock

In February 2005, the Board of Directors authorized the repurchase of up to 1.5 million shares of the Company’s Common Stock from time to time prior to April 30, 2005 in the open market or in privately negotiated block transactions. The Company will utilize any reacquired shares under this program for reissuance in connection with employee stock programs and general corporate purposes. Under this program, the Company repurchased in aggregate a total of 1,465,000 shares of its common stock for cash at an average price of $23.50 per share.

In May 2005, the Board of Directors authorized the repurchase of up to 1.5 million shares of the Company’s Common Stock from time to time prior to July 31, 2005 in the open market or in privately negotiated block transactions. The Company will utilize any reacquired shares under this program for reissuance in connection with employee stock programs and general corporate purposes. Under this program, the Company repurchased in aggregate a total of 722,500 shares of its common stock for cash at an average price of $19.61 per share.

A summary of the Company’s repurchases in the fiscal nine months ended October 31, 2005 is as follows:

Month	Repurchased Shares	Average Price Per Share
March 2005	1,415,000	$23.50
April 2005	50,000	$23.56
June 2005	697,500	$19.62
July 2005	25,000	$19.26

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(11)    Subsequent Event

On November 11, 2005, the Company and Silver Lake Partners, a private equity firm, announced that they have entered into a definitive agreement (the Agreement and Plan of Merger by and between Spyglass Merger Corp. and Serena Software, Inc. dated as of November 11, 2005 (the “Agreement and Plan of Merger”)) under which the Company will be acquired by Silver Lake Partners in a transaction valued at approximately $1.2 billion. Under the terms of the Agreement and Plan of Merger, Serena stockholders will receive $24.00 in cash in exchange for each share of stock, except that certain members of our management team will contribute a portion of their shares of Serena common stock and/or options to purchase Serena common stock to Spyglass Merger Corp. in exchange for shares and/or options of Spyglass Merger Corp., which will become shares and/or options of the surviving corporation upon consummation of the merger. Any of Serena’s existing $220 million of Notes that are not converted to Serena common stock prior to completion of the proposed transaction will be exchanged for cash in an amount of $24.00 for each share of Serena common stock into which the notes were convertible. The transaction is expected to be completed during the first calendar quarter of 2006.

On December 1, 2005, in connection with the Agreement and Plan of Merger, the Company filed with the Securities and Exchange Commission pursuant to Sections 14(a) and 13(e) of the Securities Exchange Act of 1934 as amended, its Preliminary Proxy Statement and Rule 13e-3 Transaction Statement, respectively.

Litigation Related to the Merger

On November 11, 2005, an action, titled Davidco Investments v. Troxel et al., was filed in the Delaware Chancery Court naming Serena and all members of our board of directors as defendants. On November 14, 2005, a second action, titled Cavacas v. Serena Software, Inc. et al., was filed in the Superior Court of the State of California for the County of San Mateo, naming Serena and all members of our board of directors as defendants. On November 15, 2005, a third action, titled Parnes v. Troxel et al., was filed in the Delaware Chancery Court naming Serena and all members of our board of directors as defendants. In pursuing these actions, plaintiffs purport to represent stockholders of Serena who are similarly situated with the plaintiffs. Among other things, the complaints allege that our directors, in approving the proposed merger breached fiduciary duties owed to our stockholders because defendants failed to take steps to maximize the value to our public stockholders. The complaints seek class certification and certain forms of equitable relief, including enjoining the consummation of the merger. The Davidco and Parnes complaints seek damages as well. We believe the allegations are without merit and intend to vigorously contest the actions. There can be no assurance, however, that we will be successful in our defense of these actions.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements under the Private Securities Litigation Reform Act of 1995. Certain statements under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report are “forward-looking statements.” These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements contained in this report that are not historical facts. When used in this report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors discussed under “Factors That May Affect Future Results” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report. Factors that could cause or contribute to such differences include but are not limited to, the percentage of license revenue typically closed at the end of each quarter, making estimation of operating results prior to the end of the quarter extremely uncertain; economic conditions worldwide which may continue to affect the overall demand for software and services, which has resulted in and could continue to result in decreased revenues or lower revenue growth rates in the future; changes in revenue mix and seasonality; dependence on revenues from our installed base; continued demand for additional mainframe MIPS capacity; our ability to complete the assessment of internal controls over financial reporting as of January 31, 2006, as required by Section 404 of the Sarbanes-Oxley Act, which may impact market perception of the reliability of our internal controls over financial reporting and thus adversely affect the market price of our common stock; expansion of our international organizations; and our ability to manage our growth. We may not be able to complete the proposed acquisition by Silver Lake Partners on the agreed terms or other acceptable terms, or at all, due to a number of factors, including the failure to obtain approval of our stockholders, regulatory approvals or to satisfy other customary closing conditions. We assume no obligation to update the forward-looking information contained in this report. It is important that the discussion below be read together with the attached condensed consolidated financial statements and notes thereto, with the discussion of such risks and uncertainties and with the audited financial statements and notes thereto, and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Factors Affecting Future Results” contained in the Company’s Form 10-K for fiscal 2005.

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

The Company’s acquisition of the RTM product, which is a solution for requirements engineering and design traceability that delivers the flexibility, scalability and ease of use necessary to address a broad range of enterprise projects, expanded its application lifecycle solution. This new offering is a part of the Company’s SAFE strategic vision to meet critical customer needs for comprehensive lifecycle management.

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

In January 2002, we entered into an OEM Agreement with IBM Corporation (“IBM”) whereby IBM acquired the rights to resell our StarTool APM technology. We recognized our first revenue from this arrangement in the second quarter of fiscal 2003 and such revenue has been subject to material fluctuations from quarter to quarter. Total revenue from our IBM OEM relationship was 5% of total revenue in fiscal 2004 and accounted for less than 2% of total revenue in fiscal 2005 and less than 2% of total revenue in both the quarter and nine month periods ended October 31, 2005. In April 2005, the Company received from IBM the notice of termination of the OEM Agreement. Under the terms of the Agreement, the Company will continue to support IBM’s customers for approximately the next three calendar quarters through June 30, 2006.

On November 11, 2005, the Company and Silver Lake Partners, a private equity firm, announced that they have entered into a definitive agreement (the Agreement and Plan of Merger by and between Spyglass Merger Corp. and Serena Software, Inc. dated as of November 11, 2005) under which the Company will be acquired by Silver Lake Partners in a transaction valued at approximately $1.2 billion. Under the terms of the Agreement and Plan of Merger, Serena stockholders will receive $24.00 in cash in exchange for each share of stock, except that certain members of our management team will contribute a portion of their shares of Serena common stock and/or options to purchase Serena common stock to Spyglass Merger Corp. in exchange for shares and/or options of Spyglass Merger Corp., which will become shares and/or options of the surviving corporation upon consummation of the merger. Any of Serena’s existing $220 million of convertible notes that are not converted to Serena common stock prior to completion of the proposed transaction will be exchanged for cash in an amount of $24.00 for each share of Serena common stock into which the notes were convertible. The transaction is expected to be completed during the first calendar quarter of 2006.

On December 1, 2005, in connection with the Agreement and Plan of Merger, the Company filed with the Securities and Exchange Commission pursuant to Sections 14(a) and 13(e) of the Securities Exchange Act of 1934 as amended, its Preliminary Proxy Statement and Rule 13e-3 Transaction Statement, respectively.

In the current fiscal quarter and nine months ended October 31, 2005, when compared to the same quarter and nine months a year ago, SERENA experienced increases in total revenues of 15% and 30%, respectively, as total revenues for the current quarter and nine months ended October 31, 2005 were $64.9 million and $185.6 million, respectively, versus $56.6 million and $142.3 million in the same quarter and nine months from a year ago. These increases were primarily the result of the Company’s acquisition of Merant in April 2004, and to a lesser extent, its acquisition of TeamShare in June 2003 and general growth in business.

For the current fiscal quarter and fiscal nine months ended October 31, 2005, 71% and 68%, respectively, of our software license revenue came from our distributed systems products and 29% and 32%, respectively, came from our mainframe products. Our distributed systems products are licensed on a per user seat basis. Customers typically purchase mainframe products under Million Instructions Per Second, or MIPS-based, perpetual licenses. Mainframe software products and applications are usually priced based on hardware computing capacity. The higher a hardware’s MIPS capacity, the more expensive a software license will be.

Historically, SERENA’s revenue has been generally attributable to sales in North America, Europe and to a lesser extent Asia Pacific. Revenue attributable to sales in North America accounted for approximately 69% and 65% of SERENA’s total revenue in the current fiscal quarter and fiscal nine months ended October 31, 2005, respectively, versus 67% in the same quarter and 71% in the same nine months, respectively, a year ago.

Our international revenue is principally attributable to our European operations. International revenue accounted for approximately 31% and 35% of SERENA’s total revenue in the current fiscal quarter and fiscal nine months ended October 31, 2005, respectively, versus 33% in the same quarter and 29% in the same nine months, respectively, a year ago.

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

The Company completed this test during the fourth quarters of fiscal 2003, fiscal 2004 and fiscal 2005, and the Company has not recorded an impairment loss on goodwill. The Company has concluded that there were no indicators of impairment of goodwill as of October 31, 2005.

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

Results of Operations

References to the dollar and percentage increases or decreases set forth below in this discussion and analysis of SERENA’s results of operations are derived from comparisons between SERENA’s condensed consolidated statements of operations for the three and nine month periods ended October 31, 2005 to the condensed consolidated statements of operations for the three and nine month periods ended October 31, 2004. Historical results include the post-acquisition results of TeamShare from June 5, 2003, Merant from April 23, 2004, the RTM product from June 21, 2004, and the business application planning technology product from March 7, 2005.

The following table sets forth our results of operations expressed as a percentage of total revenue. These operating results for the periods presented are not necessarily indicative of the results for the full fiscal year or any other period.

	Percentage of Revenue Three Months Ended October 31,		Percentage of Revenue Nine Months Ended October 31,
	2005	2004	2005	2004
Revenue:
Software licenses	35%	39%	34%	40%
Maintenance	52%	49%	55%	48%
Professional services	13%	12%	11%	12%

Total revenue	100%	100%	100%	100%

Cost of revenue:
Software licenses	1%	2%	1%	2%
Maintenance	5%	5%	6%	5%
Professional services	11%	11%	10%	11%
Amortization of acquired technology	7%	7%	7%	7%
Stock-based compensation	—	—	—	—

Total cost of revenue	24%	25%	24%	25%

Gross profit	76%	75%	76%	75%

Operating expenses:
Sales and marketing	29%	32%	29%	32%
Research and development	13%	15%	14%	16%
General and administrative	7%	10%	7%	9%
Stock-based compensation	1%	—	1%	—
Amortization of intangible assets	4%	5%	4%	5%
Acquired in-process research and development	—	—	—	7%
Restructuring, acquisition and other charges	—	1%	—	1%

Total operating expenses	54%	63%	55%	70%

Operating income	22%	12%	21%	5%
Interest income	2%	1%	2%	2%
Interest expense	(1)%	(1)%	(1)%	(2)%
Amortization of debt issuance costs	(1)%	(1)%	—	(1)%

Income before income taxes	22%	11%	22%	4%
Income taxes	6%	3%	7%	4%

Net income	16%	8%	15%	0%

Revenue

We derive revenue from software licenses, maintenance, and professional services. Our total revenue increased $8.3 million, or 15%, to $64.9 million in the fiscal quarter ended October 31, 2005 from $56.6 million in the same quarter a year ago. For the nine months ended October 31, 2005, total revenue increased $43.3 million, or 30%, to $185.6 million from $142.3 million in the same nine month period a year ago.

The following table summarizes software licenses, maintenance and professional services revenues for the periods indicated (in thousands, except percentages):

	Three Months Ended October 31,				Nine Months Ended October 31,
	2005	2004	Increase (Decrease)		2005	2004	Increase (Decrease)
			In Dollars	In %			In Dollars	In %
Revenue:
Software licenses	$22,511	$22,124	$387	2%	$63,510	$57,379	$6,131	11%
Maintenance	34,156	27,623	6,533	24%	101,370	68,120	33,250	49%
Professional services	8,254	6,894	1,360	20%	20,755	16,843	3,912	23%

Total revenue	$64,921	$56,641	$8,280	15%	$185,635	$142,342	$43,293	30%

Software Licenses.    Software licenses revenue as a percentage of total revenue was 35% and 34% in the current fiscal quarter and fiscal nine months ended October 31, 2005, respectively, as compared to 39% and 40% in the same quarter and nine months, respectively, a year ago. For the current fiscal quarter, when compared to the same quarter a year ago, the increase in total software licenses revenue is predominantly due to the ability to close several large distributed systems deals. For the current fiscal nine months, when compared to the same nine months a year ago, the increase in total software licenses revenue is predominantly due to increases in our distributed systems license revenue, for the most part coming from sales of Merant products after the Merant acquisition late in the first fiscal quarter ended April 30, 2004 and, to a lesser extent, sales of RTM and TeamTrack coming from our Integrated Chipware acquisition in second quarter of fiscal 2005 and our TeamShare acquisition in the second quarter of fiscal 2004. Sales of our distributed systems products, predominantly ChangeMan DS and TeamTrack beginning in fiscal 2004 and ChangeMan DS, TeamTrack and our newly acquired product line from Merant beginning in the first quarter of fiscal 2005, make up an increasing proportion of total software licenses revenue. Distributed systems products accounted for $15.9 million or 71% and $42.9 million or 68% of total software licenses revenue in the current fiscal quarter and fiscal nine months ended October 31, 2005, respectively, as compared to $12.2 million or 55% and $34.2 million or 60% in the same quarter and nine months, respectively, a year ago. The Company expects that its distributed systems revenues in total and as a percentage of software licenses revenue will increase over time, and that our core change management software will continue to account for a substantial portion of software license revenue in the future.

Maintenance.    Maintenance revenue as a percentage of total revenue was 52% and 55% in the current fiscal quarter and fiscal nine months ended October 31, 2005, respectively, as compared to 49% and 48% in the same quarter and nine months, respectively, a year ago. For the fiscal quarter and fiscal nine months ended October 31, 2005, when compared to the same periods a year ago, the increase in maintenance revenue is predominantly due to the Company’s acquisition of Merant late in the first fiscal quarter ended April 30, 2004, and to a lesser extent, growth in installed software licenses base, as new licenses generally include one year of maintenance, renewals of maintenance agreements by existing customers, and maintenance price increases; all partially offset by some cancellations in maintenance contracts. We expect maintenance revenue to grow in absolute dollars in the near term as maintenance contracts renew.

Professional Services.    Professional services revenue as a percentage of total revenue was 13% and 11% in the current fiscal quarter and fiscal nine months ended October 31, 2005, respectively, as compared to 12% in both the same quarter and nine months, a year ago. For both the current fiscal quarter and nine months, when compared to the same quarter and nine months a year ago, the increase is predominantly due to the acquisition of Merant. In general, professional services revenue is attributable to consulting opportunities resulting from our installed customer base and our expanded consulting service capabilities, all partially offset by the continued weak U.S. economy, price pressures on consulting rates, and the deferral of existing consulting projects.

Cost of Revenue

Cost of revenue, which consists of cost of software licenses, cost of maintenance, cost of professional services, amortization of acquired technology and stock-based compensation, was 24% of total revenue in both the current fiscal quarter and fiscal nine months ended October 31, 2005, respectively, as compared to 25% in both the same quarter and nine months, respectively, a year ago.

The following table summarizes cost of revenue for the periods indicated (in thousands, except percentages):

	Three Months Ended October 31,				Nine Months Ended October 31,
	2005	2004	Increase (Decrease)		2005	2004	Increase (Decrease)
			In Dollars	In %			In Dollars	In %
Cost of revenue:
Software licenses	$846	$930	$(84)	(9)%	$2,368	$2,280	$88	4%
Maintenance	3,327	3,145	182	6%	10,014	7,859	2,155	27%
Professional services	7,182	6,002	1,180	20%	19,141	15,049	4,092	27%
Amortization of acquired technology	4,222	4,037	185	5%	12,768	10,014	2,754	28%
Stock-based compensation	8	14	(6)	(43)%	29	30	(1)	(4)%

Total cost of revenue	$15,585	$14,128	$1,457	10%	$44,320	$35,232	$9,088	26%

Percentage of total revenue	24%	25%			24%	25%

Software Licenses.    Cost of software licenses consists principally of fees associated with the sales of certain distributed system products, in particular, products from our acquisition of Merant; and to a lesser extent, salaries, bonuses and other costs associated with our product release organization, certain referral fees and fees associated with integrating third party technology into our distributed system products. Cost of software licenses as a percentage of total software licenses revenue was 4% in both the current fiscal quarter ended October 31, 2005 and in the same quarter a year ago, and 4% in both the current fiscal nine months and in the same nine months a year ago. For the current fiscal quarter ended October 31, 2005, when compared to the same quarter a year ago, the slight decrease in absolute dollars is primarily due to revenues being essentially flat quarter-over-quarter and a slight decrease in royalty bearing software sales this quarter over the quarter a year ago. For the current fiscal nine months ended October 31, 2005, when compared to the same nine months a year ago, the increase in absolute dollars is primarily due to increases in fees associated with sales of Merant products beginning with the acquisition of Merant late in the first fiscal quarter ended April 30, 2004.

Maintenance.    Cost of maintenance consists primarily of salaries, bonuses, and other costs associated with our customer support organization. Cost of maintenance as a percentage of total maintenance revenue was 10% in both the current fiscal quarter and fiscal nine month periods ended October 31, 2005, as compared to 11% and 12% respectively in the same quarter and nine month periods a year ago. In absolute dollar terms, the increase of our cost of maintenance is primarily attributable to increases in expenses associated with our customer support organization, as a result of the growth in both our maintenance revenue and installed customer base with our acquisition of Merant late in the first quarter of fiscal 2005, and to a lesser extent, the increase in our installed customer base resulting from the RTM technology acquisition in the second quarter of fiscal 2005. As a percentage of total maintenance revenue, the margin improvement in the current fiscal quarter and fiscal nine month periods, when compared to the same periods a year ago, reflects economies of scale achieved as the rate of growth in maintenance revenue was greater than the rate of growth in costs associated with our customer support organizations.

Professional Services.    Cost of professional services consists of salaries, bonuses, and other costs associated with supporting and growing our professional services organization. Cost of professional services as a percentage of total professional services revenue was 87% and 92% in the current fiscal quarter and fiscal nine month periods ended October 31, 2005, respectively, as compared to 87% and 89% in the same quarter and nine month periods, respectively, a year ago. For the current fiscal quarter ended October 31, 2005, when compared to the same quarter a year ago, the increase in cost of professional services in absolute dollars is predominantly due to increases in expenses associated with our corresponding increase in professional services revenue. For the current fiscal nine month period, when compared to the same nine month period a year ago, the increase in the cost of professional services in absolute dollars and as a percentage of total professional services revenue is predominantly due to increases in expenses to support higher professional services revenue and the rate of growth of our costs being greater than our rate of growth in revenue associated with our professional services business.

Amortization of Acquired Technology.    In connection with various prior acquisitions and most recently our acquisitions of TeamShare, Merant, the RTM technology, and the business application planning technology, the Company has recorded $93.8 million in acquired technologies, offset by amortization totaling $44.5 million as of October 31, 2005. For both the current fiscal quarter and fiscal nine month periods ended October 31, 2005, when compared to the same periods a year ago, the increase in amortization expense was predominantly due to the acquired technology recorded in connection with the Company’s acquisition of Merant, and to a lesser extent, the acquired technology recorded in connection with the Company’s acquisitions of TeamShare, the RTM product and the business application planning product. The Company expects to record $4.2 million in amortization expense in the fourth quarter of fiscal 2006; then, between $3.3 and $4.2 million per quarter over the next four quarters following thereon through the end of fiscal 2007. See Notes 1 and 6 of Notes to Condensed Consolidated Financial Statements for additional information related to amortization of acquired technology and the acquisitions of Merant and the RTM technology from Integrated Chipware.

Operating Expenses

The following table summarizes operating expenses for the periods indicated (in thousands, except percentages):

	Three Months Ended October 31,				Nine Months Ended October 31,
			Increase (Decrease)				Increase (Decrease)
	2005	2004	In Dollars	In %	2005	2004	In Dollars	In %
Operating expenses:
Sales and marketing	$18,689	$17,913	$776	4%	$53,160	$45,402	$7,758	17%
Research and development	8,696	8,393	303	4%	26,115	22,217	3,898	18%
General and administrative	4,842	5,800	(958)	(17)%	13,706	12,811	895	7%
Stock-based compensation	587	223	364	163%	1,154	463	691	149%
Amortization of intangible assets	2,560	2,835	(275)	(10)%	7,956	6,771	1,185	18%
Acquired in-process R&D	—	—	—	—	—	10,400	(10,400)	(100)%
Restructuring, acquisition & other charges	—	410	(410)	(100)%	—	2,175	(2,175)	(100)%

Total operating expenses	$35,374	$35,574	$(200)	(1)%	$102,091	$100,239	$1,852	2%

Percentage of total revenue	54%	63%			55%	70%

Sales and Marketing.    Sales and marketing expenses consist primarily of salaries, commissions and bonuses, payroll taxes, and employee benefits as well as travel, entertainment, and marketing expenses. Sales and marketing expenses as a percentage of total revenue were 29% in both the current fiscal quarter and fiscal nine months ended October 31, 2005, respectively, as compared to 32% in both the same quarter and nine months, respectively, a year ago. For the current fiscal quarter and nine months ended October 31, 2005, when compared to the same quarter and nine months a year ago, the absolute dollar increase is due primarily to the expansion of our direct sales and marketing organizations to support license revenue growth and increases in salary, benefits and other employee related costs associated with our Merant acquisition, and to a lesser extent, our TeamShare acquisition. The decrease in sales and marketing expenses as a percentage of total revenue in the current fiscal quarter and fiscal nine months, when compared to the same quarter and nine months a year ago, is predominantly due to the realization of cost synergies associated with our Merant acquisition. In absolute dollar terms, we expect sales and marketing expenses to increase as we continue to hire additional sales and marketing personnel, market our distributed systems products, and undertake additional marketing programs.

Research and Development.    Research and development expenses consist primarily of salaries, bonuses, payroll taxes, employee benefits and costs attributable to research and development activities. Research and development expenses as a percentage of total revenue were 13% and 14% in the current fiscal quarter and fiscal nine months ended October 31, 2005, respectively, as compared to 15% and 16% in the same quarter and nine months, respectively, a year ago. For the current fiscal quarter and the fiscal nine months ended October 31, 2005, when compared to the same quarter and nine months a year ago, the increase in research and development expenses in absolute dollars is primarily attributable to increases to salary, benefits and other employee related costs as a result of our Merant acquisition, and to a lesser extent, our TeamShare and the Process View Composer technology acquisitions, and to our continued expansion of our research and development efforts to enhance existing products and to develop our distributed systems products. As a percentage of total revenue, research and development expenses decreased in both the current fiscal quarter and fiscal nine months, when compared to the same quarter and nine months a year ago, as a result of the rate of growth in revenue being greater than the rate of growth in costs associated with our research and development activities. We expect research and development expenses to increase, both in absolute dollar terms and as a percentage of total revenue, as we localize our products and hire additional research and development personnel primarily to develop our distributed systems product suite.

General and Administrative.    General and administrative expenses consist primarily of salaries, bonuses, payroll taxes, benefits, and certain non-allocable administrative costs, including legal and accounting fees and bad debt. General and administrative expenses as a percentage of total revenue were 7% in both the current fiscal quarter and fiscal nine month periods ended October 31, 2005, as compared to 10% and 9% in the same quarter and nine month periods, respectively, a year ago. For the current fiscal quarter ended October 31, 2005, when compared to the same quarter a year ago, the decrease in general and administrative expenses in absolute dollars is primarily due to the realization of cost synergies associated with the Merant acquisition, a reduction in Sarbanes-Oxley and audit related costs, and to a lesser extent, a decline in payroll and payroll related costs associated with headcount changes, offset by costs associated with the proposed transaction with Silver Lake Partners totaling $0.5 million. For the current fiscal nine month period, when compared to the same nine months a year ago, the increase in general and administrative expenses in absolute dollars is primarily due to our Merant acquisition. For both the current fiscal quarter and fiscal nine month periods, when compared to the same periods a year ago, the decrease in general and administrative expenses as a percentage of total revenue is primarily due to the realization of cost synergies associated with the Merant acquisition, a reduction in Sarbanes-Oxley and audit related costs, and to a lesser extent, a decline in payroll and payroll related costs associated with headcount changes. We expect general and administrative expenses to increase in absolute dollar terms as we expand our infrastructure and our operations in the future.

Stock-Based Compensation.    In connection with the Company’s acquisition of Merant, the Company recorded $1.8 million in deferred stock-based compensation reflecting the intrinsic value of the stock options assumed in the acquisition. The deferred stock-based compensation is being amortized over four years under an accelerated method whereby approximately $0.9 million, $0.5 million, $0.3 million and $0.1 million will be amortized to expense in the first, second, third and fourth years, respectively. In connection with the Company’s issuance of restricted stock in the second fiscal quarter ended July 31, 2005, the Company recorded an additional $9.4 million in deferred stock-based compensation reflecting the fair market value of the stock on the date of grant. Deferred stock-based compensation associated with the restricted stock is being amortized over five years under the straight-line method. As of October 31, 2005, the Company has amortized $1.9 million in deferred stock- based compensation and has $9.3 million remaining to be amortized. Stock-based compensation expense will be approximately $0.6 million per quarter over the next two quarters through the end of the first quarter of fiscal 2007, and then $0.5 million per quarter thereafter through the end of the first quarter of fiscal 2011.

Amortization of Intangible Assets.    In connection with various prior acquisitions, most recently TeamShare and Merant, the Company has recorded $65.3 million in identifiable intangible assets, offset by amortization totaling $20.5 million as of October 31, 2005. Amortization expense in the current fiscal quarter and fiscal nine months ended October 31, 2005 is predominantly due to the Merant acquisition, which added $59.2 million in amortizable intangible assets and, to a lesser extent, due to the TeamShare acquisition, which added $5.2 million in amortizable intangible assets. Amortization of intangible assets will be approximately $2.6 million per quarter over the next two quarters through the first quarter of fiscal 2007, and $2.2 million per quarter thereafter through the end of fiscal 2009.

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

Interest Income, Interest Expense and Amortization of Debt Issuance Costs

The following table summarizes other income (expense) for the periods indicated (in thousands, except percentages):

	Three Months Ended October 31,					Nine Months Ended October 31,
	2005	2004	Increase (Decrease)			2005	2004	Increase (Decrease)
			In Dollars	In %				In Dollars	In %
Other income (expense)
Interest income	$1,708	$702	$1,006	143%		$4,198	$2,745	$1,453	53%
Interest expense	(825)	(825)	—	—		(2,475)	(2,475)	—	—
Amortization of debt issuance costs	(335)	(335)	—	—		(1,005)	(1,131)	126	(11)%

Total other income (expense)	$548	$(458)	$1,006	(	*)	$718	$(861)	$1,579	( *)

Percentage of total revenue	—%	(1)%				1%	(1)%

(*)	Percentage is not meaningful.

Interest Income.    For the current fiscal quarter and fiscal nine months ended October 31, 2005, when compared to the same quarter and nine months a year ago, the dollar increase in interest income is predominantly due to increases in balances on interest-bearing accounts, such as cash and cash equivalents, and both short and long-term investments, resulting from the accumulation of earnings and higher yields; all partially offset by (i) decreases in balances on interest-bearing accounts, such as cash and cash equivalents, and both short and long- term investments, resulting from our acquisition of Merant in which the Company paid approximately $267 million in cash in the second fiscal quarter ended July 31, 2004 for the acquisition itself and an additional $18.4 million in acquisition related costs, and (ii) to a lesser extent, decreases in cash balances of $94.1 million due to the Company’s stock repurchase programs implemented after the fiscal quarter ended April 30, 2004, and $4.5 million, including acquisition related-costs, paid for the acquisition of certain assets of Integrated Chipware in the second quarter of fiscal 2005.

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

The Company records interest expense in connection with the Notes at a rate of 1.5% per annum on a principal balance of $220 million, or $825,000 per quarter. Accordingly, interest expense for the current fiscal quarter ended October 31, 2005 and the same quarter a year ago was $825,000, and for the current fiscal nine month period and the same nine month period a year ago was $2.48 million.

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

Income Taxes

Income Taxes.    Income taxes were $4.0 million and $12.8 million in the current fiscal quarter and fiscal nine months ended October 31, 2005, respectively, as compared to $2.2 million and $5.8 million in the same quarter and nine months, respectively, a year ago. SERENA’s projected effective income tax rate for fiscal 2006 is 37%. In the second fiscal quarter ended July 31, 2005, SERENA benefited from the release of certain research credit tax reserves totaling approximately $0.6 million in connection with a franchise tax audit settlement. In the current fiscal quarter ended October 31, 2005, SERENA benefited from the release of certain tax reserves totaling $1.4 million associated with (i) the close of federal statutes of limitations, (ii) the close of a federal tax audit for fiscal 2003, and (iii) a fiscal 2005 tax provision to return true-up. These non-recurring benefits reduced the effective tax rate in the current fiscal quarter and fiscal nine months to 27% and 32%, respectively. The Company’s effective income tax rate for fiscal 2005 was 53%, and excluding the impact of the one-time in-process research and development charge of $10.4 million taken in the first quarter of fiscal 2005 ended April 30, 2004, would have been 35%. SERENA’s effective income tax rate has historically benefited from the United States research and experimentation tax credit and tax benefits generated from export sales made from the United States.

Liquidity and Capital Resources

Cash, cash equivalents and investments.    Since SERENA’s inception, we have financed our operations and met our capital expenditure requirements through cash flows from operations. As of October 31, 2005 and excluding $4.9 million in restricted cash, SERENA had $99.0 million in cash and cash equivalents, and an additional $56.9 million and $40.6 million in short and long-term investments, respectively, consisting principally of high grade commercial paper, certificates of deposit and short and long-term corporate notes and bonds.

Net cash provided by operating activities.    Cash flows provided by operating activities were $55.4 million and $30.3 million in the current fiscal nine month period ended October 31, 2005 and the same nine month period a year ago, respectively. In the current fiscal nine month period ended October 31, 2005, SERENA’s cash flows provided by operating activities exceeded net income principally due to the inclusion of non-cash expenses in net income, changes in the fair market value of consideration in the acquisitions of Merant and TeamShare, a decrease in trade accounts receivable, and increases in accrued expenses and corporate income taxes payable; all partially offset by cash collections in advance of revenue recognition on maintenance contracts and a decrease in accounts payable. In the same nine months a year ago, SERENA’s cash flows provided by operating activities exceeded net income principally due to the inclusion of non-cash expenses in net income and an increase in accrued expenses; all partially offset by a decrease in corporate income taxes payable and an increase in accounts receivable.

Net cash used in investing activities.    Net cash used in investing activities was $51.0 million and $135.6 million in the current fiscal nine months ended October 31, 2005 and the same nine months a year ago, respectively. In the current fiscal nine months ended October 31, 2005, net cash used in investing activities related to net purchases of short and long-term investments totaling $42.0 million, acquisition related costs paid in connection with the Merant acquisition totaling $3.5 million, acquisition related costs paid in connection with the acquisition of business application planning technology totaling $3.2 million, and the purchase of computer equipment and office furniture and equipment totaling $2.3 million. In the same nine months a year ago, net cash used in investing activities related to acquisition related costs paid in connection with the Merant acquisition totaling $197.4 million, acquisition related costs paid in connection with the acquisition of selected net assets of Integrated Chipware, Inc. totaling $3.8 million and purchase of computer equipment and office furniture and equipment totaling $1.2 million; all partially offset by net sales of short and long-term investments totaling $66.8 million.

Net cash used in financing activities.    Net cash used in financing activities was $39.0 million and $24.4 million in the current fiscal nine months ended October 31, 2005 and the same nine months a year ago, respectively. In the current fiscal nine months ended October 31, 2005, net cash used in financing activities related to common stock repurchased under the stock repurchase plan totaling $48.6 million; partially offset by the exercise of stock options under the Company’s employee stock option plan totaling $7.9 million, and the sale of common stock under the Company’s employee stock purchase plan totaling $1.8 million. In the same nine months a year ago, net cash used in financing activities was related to common stock repurchased under the stock repurchase plan totaling $30.6 million; all partially offset by the exercise of stock options under the Company’s employee stock option plan totaling $4.6 million and the sale of common stock under the Company’s employee stock purchase plan totaling $1.6 million.

Contractual obligations and commitments.    At October 31, 2005, SERENA did not have any material commitments for capital expenditures and has no revolving credit agreement or other term loan agreements with any bank or other financial institution.

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

The Company has pledged a portfolio of U.S. government securities to secure the first six scheduled interest payments on the Notes. Accordingly, as of October 31, 2005, the Company has approximately $4.9 million in restricted cash against this pledge to cover the remaining three of the first six scheduled interest payments. Other than this pledge of U.S. government securities, the Notes are subordinated unsecured obligations and rank junior in right of payment to the Company’s existing and future senior indebtedness and structurally subordinated to all indebtedness and other liabilities of the Company’s subsidiaries. The Notes are not listed on any securities exchange.

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

At October 31, 2005, the Company had Notes outstanding totaling $220 million. The Notes bear interest at 1.5% per annum and are due in 2023. Accrued and unpaid interest on the notes totaled $1.2 million as of October 31, 2005 with restricted cash balances on hand totaling $4.9 million to cover the next three semi-annual interest payments.

SERENA has noncancelable operating lease agreements for office space that expire between calendar 2005 and 2013. Future payments due under operating leases and debt as of October 31, 2005 are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
Operating lease obligations	$14,414	$3,948	$5,737	$3,862	$868
Restructuring-related operating lease obligations	3,796	1,543	1,697	273	283
1 1/2% Convertible Subordinated Notes due 2023	220,000				220,000

	$238,210	$5,491	$7,434	$4,135	$221,151

Working capital, accounts receivable and deferred revenue.    At October 31, 2005, SERENA had working capital of $93.1 million and accounts receivable, net of allowances, of $37.3 million. Total deferred revenue was $73.9 million at October 31, 2005.

Off-balance sheet arrangements.    As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of October 31, 2005, we are not involved in any unconsolidated SPE transactions.

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

Factors That May Affect Future Results

This report, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements under the Private Securities Reform Act of 1995 and other prospective information relating to future events. These forward-looking statements and other prospective information are subject to certain risks and uncertainties that could cause results to differ materially from historical results or anticipated results, including but are not limited to, the percentage of license revenue typically closed at the end of each quarter making estimation of operating results prior to the end of the quarter extremely uncertain; economic conditions worldwide which may continue to affect the overall demand for software and services, which has resulted in and could continue to result in decreased revenues or lower revenue growth rates in the future; changes in revenue mix and seasonality; dependence on revenues from our installed base; continued demand for additional mainframe MIPS capacity; our ability to complete the assessment of internal controls over financial reporting as of January 31, 2006, as required by Section 404 of the Sarbanes-Oxley Act, which may impact market perception of the reliability of our internal controls over financial reporting and thus adversely affect the market price of our common stock; expansion of our international organizations; our ability to manage our growth. We may not be able to complete the proposed acquisition by Silver Lake Partners on the agreed terms or other acceptable terms, or at all, due to a number of factors, including the failure to obtain approval of our stockholders, regulatory approvals or to satisfy other customary closing conditions. Other factors that may affect future results are the following:

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

Economic Conditions Worldwide Could Adversely Affect Our Revenue Growth and Ability to Forecast Revenue

The revenue growth and profitability of our business depends on the overall demand for application software and services. Because our sales are primarily to major corporate customers, our business also depends on general economic and business conditions. The general weakening of the worldwide economy has caused SERENA in the past to experience a decrease in revenues and revenue growth rates of its software licenses. A softening of demand for computer software caused by a continued weakening of the economy, domestically or internationally, may result in a continued decrease in revenues and revenue growth rates. Our license revenues have fluctuated in recent years and we may not experience any license revenue growth in the future and our license revenues could in fact decline.

Management personnel identify, track and forecast future revenues, backlog and trends in our business. Our sales personnel monitor the status of all proposals, such as the estimated date when a transaction will close and the potential dollar amount of such sale. We aggregate these estimates periodically in order to generate a sales pipeline and then evaluate the pipeline at various times to look for trends in our business. While this pipeline analysis provides visibility to our potential customers and the associated revenues for budgeting and planning purposes, these pipeline estimates may not correlate to revenues in a particular quarter or year. A slowdown in the economy, domestically and internationally, has caused in the past and may cause in the future customer purchasing decisions to be delayed, reduced in amount or cancelled, all of which have reduced and could reduce the rate of conversion of the pipeline into contracts. A variation in the pipeline or in the conversion of the pipeline into contracts could cause us to plan or budget improperly and thereby could adversely affect our business or results of operations. In addition, primarily due to a substantial portion of our software licenses revenue contracts closing in the latter part of a quarter, management may not be able to adjust SERENA’s cost structure in response to a variation in the conversion of the pipeline into contracts in a timely manner, and thereby adversely affect our business or results of operations.

We May Not Be Able to Complete the Proposed Merger on the Terms Described in the Proxy Statement Or Other Acceptable Terms Or At All Because of a Number of Factors. Whether Or Not the Proposed Merger is Completed, the Announcement of the Merger May Cause Disruption In Our Business.

We may not be able to complete the proposed merger as a result of various factors, including:

•	Failure to obtain stockholder or other regulatory approval for the merger;

•	Failure to obtain the necessary financing for the merger;

•	The occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement,

•	The failure of the merger to close for any other reason, and

•	Failure to satisfy other closing conditions of the merger.

Whether or not the merger is completed, the pendency of the merger could be disruptive to our business. Our customers, suppliers, distributors, licensors, employees and other business partners, in response to the announcement of the merger, may adversely change or terminate their relationship with us. In addition, management’s attention could be diverted from our core business by the pendency of the merger or the litigation instituted following the announcement of the merger.

In addition, we believe the following factors could cause actual results to differ materially from forward-looking statements contained in this report under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and elsewhere in this report:

•	The outcome of the legal proceedings that have instituted against us and others following the announcement of the merger agreement, and

•	The amount of the costs, fees, expenses and charges related to the merger.

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

•	We will incur additional amortization expense over the estimated useful lives of certain of the intangible assets acquired in connection with the acquisition during such estimated useful lives; and

•	To the extent the value of goodwill or intangible assets with indefinite lives becomes impaired, we may be required to incur material charges relating to the impairment of those assets.

We have incurred and expect to incur costs associated with combining the operations of the two companies, including advisors’ fees and other costs related to the acquisition. These costs have been substantial and include those related to the severance and stock option acceleration provisions of Merant’s employee benefit plans, which were triggered by the acquisition. We also face potential costs related to employee redeployment or relocation and/or employee retention, which could include salary increases, bonuses or option grants, reorganization or closure of facilities, relocation and disposal of excess equipment, termination of contracts with third parties that provide redundant or conflicting services and other integration costs. We have accounted for these costs as purchase related adjustments in the acquisition, and such costs have decreased our net income and have impacted cash balances. Each of these charges has negatively impacted earnings, which could have a material adverse effect on the price of SERENA shares.

Any Delays in Our Normally Lengthy Sales Cycles Could Result in Significant Fluctuations in Our Quarterly Operating Results

Our sales cycle typically takes three to eighteen months to complete and varies from product to product. Any delay in the sales cycle of a large license or a number of smaller licenses could result in significant fluctuations in our quarterly operating results. The length of the sales cycle may vary depending on a number of factors of which we may have little or no control, including the size and complexity of a potential transaction and/or the level of competition that we encounter in our selling activities. Beginning in fiscal 2002, we have experienced an overall lengthening of sales cycles as customers delay purchases or reduce budgets as a result of economic conditions. Additionally, the emerging market of our products and services contributes to the lengthy sales process in that during the sales cycle we often have to educate potential customers on the use and the benefits of our products. In certain circumstances, we license our software to customers on a trial basis to assist customers in their evaluation of our products. Our sales cycle can also be further extended for product sales made through third party distributors.

Our Future Revenue Is Substantially Dependent Upon Our Installed Customers Renewing Maintenance Agreements for Our Products and Licensing or Upgrading Additional SERENA Products; Our Future Professional Service and Maintenance Revenue Is Dependent on Future Sales of Our Software Products

We depend on our installed customer base for future revenues from maintenance renewal fees and licenses or upgrades of additional products. If our customers do not purchase additional products, upgrade existing products or cancel or fail to renew their maintenance agreements, this could materially adversely affect our business and future quarterly and annual operating results. The terms of our standard license arrangements provide for a one-time license fee and a prepayment of one year of software maintenance and support fees. The maintenance agreements are renewable annually at the option of the customer and there are no minimum payment obligations or obligations to license additional software. Therefore, our current customers may not necessarily generate significant maintenance revenue in future periods. In addition, our customers may not necessarily purchase additional products, upgrades or professional services. Our professional service and maintenance revenue are also dependent upon the continued use of these services by our installed customer base. Any downturn in our software license revenue would have a negative impact on the growth of our professional service revenue and maintenance revenue in future quarters.

We Expect That Our Operating Expenses Will Increase in the Future and These Increased Expenses May Adversely Affect Our Future Operating Results and Financial Condition

Although SERENA has been profitable in recent years, we may not remain profitable on a quarterly or annual basis in the future. We anticipate that our expenses will increase in the foreseeable future as we:

•	Incur additional restructuring and acquisition charges related to the integration of Merant;

•	Include the expenses associated with our TeamShare and Merant acquisitions, and any other acquisitions we may complete;

•	Increase our sales and marketing activities, including expanding our United States and international direct sales forces and extending our telesales efforts;

•	Develop our technology, including our distributed systems products;

•	Invest in penetrating the systems integrator and federal government marketplaces;

•	Expand our distribution channels; and

•	Pursue strategic relationships and acquisitions.

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

Our License Revenues from Products for Distributed Systems May Fluctuate

We introduced our ChangeMan DS product in fiscal 2000 and our ChangeMan ZDD product in the first quarter of fiscal 2003. In the second quarter of fiscal 2004, we acquired the TeamTrack product with our acquisition of TeamShare effective June 5, 2003. In the first quarter of fiscal 2005, we acquired the Merant product line with our acquisition of Merant effective April 23, 2004. In the second quarter of fiscal 2005, we acquired the RTM product with our asset purchase from Integrated Chipware, Inc. In the first quarter of fiscal 2006, we acquired business application planning technology in an asset purchase. While license revenues from our distributed systems products was 71% and 68% of total license revenue in the current fiscal quarter and fiscal nine months ended October 31, 2005, respectively, they may fluctuate materially from quarter to quarter and could in fact decline. We are currently developing new products and enhancing our product suite to support additional distributed systems products. If we do not successfully develop, market, sell and support our distributed systems products, this would materially adversely affect our business and our future quarterly and annual operating results. Prior to our acquisition of Merant in the first quarter of fiscal 2005, the majority of our products had been designed for the mainframe platform, of which the majority of our software license, maintenance, and professional services revenue had been attributable to licenses for these mainframe products. Additionally, our distributed system products may be adversely impacted by pricing pressures resulting from increased competition. Our competitors may have substantially greater experience providing distributed systems compatible software products than we do, and many also may have significantly greater financial and organizational resources.

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

If the Market for IBM and IBM-Compatible Mainframes Decreases, It Could Adversely Affect Our Business

Our mainframe revenues are dependent upon the continued use and acceptance of IBM and IBM-compatible mainframes and the growth of this market. If the role of the mainframe does not increase as we anticipate, or if it in any way decreases, this may materially adversely affect our company’s future quarterly and annual operating results and financial condition. Additionally, if there is a wide acceptance of other platforms or if new platforms emerge that provide enhanced enterprise server capabilities, our business and future operating results may be materially adversely affected. The majority of our software license revenue had been attributable to the sales of our mainframe products prior to the Company’s acquisition of Merant in April 2004. We expect that, for the foreseeable future, a significant portion of our software license revenue will continue to come from the sales of our mainframe products. As a result, future sales of our existing products and associated maintenance revenue and professional service revenue will depend on continued use of mainframes.

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

Seasonal Trends in Sales of Our Software Products May Affect Our Quarterly Operating Results

We have experienced and expect to continue to experience seasonality in sales of our software products. These seasonal trends materially affect our quarter-to-quarter operating results. Revenue and operating results in our quarter ending January 31 are typically higher relative to other quarters, given that many of our customers make purchase decisions based on their calendar year-end budgeting requirements. In addition, our January quarter tends to reflect the effect of the incentive compensation structure for our sales organization, which is based on satisfaction of fiscal year-end quotas. As a result, we have historically experienced a substantial decline in revenue in the first quarter of each fiscal year relative to the preceding quarter. We expect that our quarter ending October 31st to reflect the effects of summer slowing of international business activity and spending activity generally associated with that time of year.

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

We May Experience Delays in Developing Our Products Which Could Adversely Affect Our Business

If we are unable, for technological or other reasons, to develop and introduce new and improved products in a timely manner, this could materially adversely affect our company’s future quarterly and annual operating results. We have experienced product development delays in new version and update releases in the past and may experience similar or more significant product delays in the future. To date, none of these delays has materially affected our business. Difficulties in product development could delay or prevent the successful introduction or marketing of new or improved products or the delivery of new versions of our products to our customers. Any delay in releasing our new distributed systems products, for whatever reason, would impair our revenue growth.

We Intend to Expand Our International Operations and May Encounter a Number of Problems in Doing So; There Are Also a Number of Factors Associated With International Operations that Could Adversely Affect Our Business

Expansion of International Operations.    With the acquisition of Merant we expanded the scope of our international operations. We currently have sales subsidiaries in the United Kingdom, Germany, Sweden, France, Belgium, Spain, the Netherlands, Australia and Singapore. If we are unable to expand our international operations successfully and in a timely manner or if these operations experience declining revenue growth, this could materially adversely affect our company’s quarterly and annual operating results. We have limited experience in marketing, selling, and supporting our products internationally. Additionally, we do not have significant experience in developing foreign language versions of our products. Such development may pose to be more difficult or take longer than we anticipate. We may not be able to successfully market, sell, deliver and/or support our products internationally.

Risks of International Operations.    International sales increased to 35% of our total revenue in the current fiscal nine months ended October 31, 2005, as compared to 29% in the same nine months a year ago primarily as a result of the Merant acquisition late in the first quarter of fiscal 2005 and a single large transaction with an international customer in the first quarter of fiscal 2006. Our international revenue is attributable principally to our European operations, however we currently have increased and plan to continue to increase our investment in sales and marketing in the Asia Pacific region going forward. Our international operations are, and any expanded international operations will be, subject to a variety of risks associated with conducting business internationally that could materially adversely affect our business and future quarterly and annual operating results, including the following:

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

In October 2004, the FASB ratified the consensus reached by the EITF with respect to EITF Issue No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share.” In accordance with EITF Issue 04-8, potential shares issuable under contingently convertible securities with a market price trigger should be accounted for the same way as other convertible securities and included in the diluted earnings per share computation, regardless of whether the market price trigger has been met. Upon our adoption of EITF Issue No. 04-8 in the fourth quarter of fiscal 2005, 9,912,694 shares issuable from the conversion of the Notes have been included in the diluted earnings per share calculation for the current fiscal quarter and fiscal nine months ended October 31, 2005 and the year ago fiscal quarter ended October 31,2004, using the “if converted” method. The 9,912,964 shares issuable from the conversion of the Notes have not been included in the diluted earnings per share calculation for the fiscal nine months ended October 31, 2004, since their inclusion would have been anti-dilutive. Accordingly, we have not restated our diluted earnings per share calculation for the fiscal nine months ended October 31, 2004. The original instrument was issued in the fourth quarter of fiscal 2004. These common shares will continue to be considered in our diluted earnings per share calculation until the Notes are redeemed, retired or, under certain circumstances, amended.

If We Do Not Adequately Manage and Evolve Our Financial Reporting and Managerial Systems and Processes, Our Ability to Manage and Grow Our Business May be Harmed

Our ability to successfully implement our business plan and comply with regulations, including the Sarbanes-Oxley Act of 2002, or the SOX Act, requires an effective planning and management process. We expect that we will need to continue to improve existing, and implement new, operational and financial systems, procedures and controls to manage our business effectively in the future. Any delay in the implementation of, or disruption in the transition to, new or enhanced systems, procedures and controls, could harm our ability to accurately forecast sales demand, manage our supply chain, and record and report financial and management information on a timely and accurate basis.

If We Are Unable To Assess Favorably The Effectiveness Of Our Internal Control Over Financial Reporting, Or If Our Independent Auditors Are Unable To Provide An Unqualified Attestation Report On Our Assessment In The Future, Our Stock Price Could Be Adversely Affected

Under the SOX Act, or the Act, we are required to assess the effectiveness of our internal controls over financial reporting and assert that such internal controls are effective. Our independent auditors must evaluate management’s assessment concerning the effectiveness of our internal controls over financial reporting and render an opinion on our assessment and the effectiveness of our internal controls over financial reporting. The SOX Act has resulted in and is likely to continue to result in increased expenses, and has required and is likely to continue to require significant efforts by management and other employees. Although we believe that our efforts will enable us to remain compliant under the SOX Act, we can give no assurance that in the future such efforts will be successful. Our business is complex and involves significant judgments and estimates as described in our “Critical Accounting Estimates.” If certain judgments and estimates are determined incorrectly, we may be unable to assert that our internal controls over financial reporting are effective, or our independent auditors may not be able to render the required attestation concerning our assessment and the effectiveness of our internal controls over financial reporting, which could adversely effect investor confidence in us and the market price of our common stock.

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

SERENA is Subject to Intense Competition in the SCM Industry and We Expect to Face Increased Competition in the Future, Including Competition in the SCM Distributed Systems Market

We may not be able to compete successfully against current or future competitors and such inability would materially adversely affect our company’s quarterly and annual operating results and financial condition. The market for our products is highly competitive and diverse. Moreover, the technology for SCM products may change rapidly. New products are frequently introduced, and existing products are continually enhanced. Competition may also result in changes in pricing policies by SERENA or our competitors, which could materially adversely affect our company’s future quarterly and annual operating results. Competitors vary in size and in the scope and breadth of the products and services that they offer. Many of our current and potential competitors have greater financial, technical, marketing and other resources than we do. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements. They may also be able to devote greater resources to the development, promotion and sale of their products than we can.

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

•	Changes in estimates of our financial performance;

•	Our ability to integrate the acquisition of Merant;

•	Any inability to complete the proposed merger;

•	Shortfalls in revenues or net income expected by securities analysts;

•	Announcements of new products by the Company or its competitors;

•	Quarterly fluctuations in the Company’s financial results or the results of other software companies, including those of direct competitors of the Company;

•	Changes in analysts’ estimates of the Company’s financial performance, the financial performance of competitors, or the financial performance of software companies in general;

•	Changes in the Company’s license revenue mix among the various platforms;

•	Changes in revenue growth rates for the Company or its competitors;

•	General conditions in the software industry;

•	Changes in prices for the Company’s products or competitors’ products;

•	Conditions in the financial markets;

•	General market or economic conditions;

•	The gain or loss of a significant customer or strategic relationship;

•	Changes in recommendations from securities analysts regarding our industry, our customers’ industries; or us

•	Announcements of technological or competitive developments; and

•	Acquisitions or entry into strategic alliances by our competitors or us.

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

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

SERENA does not use derivative financial instruments in its investment portfolio and has no foreign exchange contracts. Its financial instruments consist of cash and cash equivalents, short and long-term investments, trade accounts receivable and accounts payable. SERENA considers investments in highly liquid instruments purchased with a remaining maturity of 90 days or less to be cash equivalents. All of SERENA’s cash equivalents and short and long-term investments principally consist of commercial paper and debt securities, and are classified as available-for-sale as of October 31, 2005. SERENA’s exposure to market risk for changes in interest rates relates primarily to its short and long-term investments and short-term obligations, thus, a hypothetical 10% fluctuation in interest rates would not have a material impact on the fair value of these securities.

Sales to foreign countries accounted for approximately 31% and 35% of the total sales during the current fiscal quarter and fiscal nine months ended October 31, 2005, respectively. Because SERENA invoices certain foreign sales in currencies other than the United States dollar, predominantly the British pound sterling and euro, and does not hedge these transactions, fluctuations in exchange rates could adversely affect the translated results of operations of SERENA’s foreign subsidiaries. Therefore, foreign exchange fluctuations could create a risk of significant balance sheet gains or losses on SERENA’s consolidated financial statements. However, given SERENA’s foreign subsidiaries’ net book values as of October 31, 2005 and net cash flows for the most recent fiscal nine months ended, SERENA does not believe that a hypothetical 10% fluctuation in foreign currency exchange rates would have a material impact on our financial position or results of operations.

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

A summary of the Company’s repurchases for the fiscal nine months ended October 31, 2005 is as follows:

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

Date: December 9, 2005

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