Form 10-Q
period 2006-07-31
SERENA SOFTWARE INC
filed 2006-09-14
CIK 1073967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2006

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated Filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

As of August 31, 2006, 99,113,930 shares of the Registrant’s common stock, $0.01 par value per share, were outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

SERENA SOFTWARE, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	Successor July 31, 2006	Predecessor January 31, 2006
ASSETS
Current assets
Cash and cash equivalents	$55,455	$148,401
Restricted cash	—	3,260
Short-term investments	3,332	60,837
Accounts receivable, net of allowance of $1,765 and $2,224 at July 31 and January 31, 2006, respectively	24,396	35,464
Deferred taxes, net	8,658	8,658
Prepaid expenses and other current assets	5,406	4,838

Total current assets	97,247	261,458
Long-term investments	—	13,626
Property and equipment, net	6,136	5,927
Goodwill	798,195	300,551
Other intangible assets, net	434,468	87,359
Other assets	11,925	2,689

TOTAL ASSETS	$1,347,971	$671,610

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$32,143	$—
Accounts payable	1,864	2,551
Income taxes payable	3,905	13,961
Accrued expenses	22,855	25,835
Accrued interest on term loan and subordinated notes	10,153	413
Deferred revenue	60,933	67,305

Total current liabilities	131,853	110,065
Deferred revenue, net of current portion	12,899	10,608
Long-term liabilities	1,403	1,953
Deferred taxes	162,743	27,976
Term loan	342,857	—
Senior subordinated notes	200,000	—
Convertible subordinated notes	10	220,000

Total liabilities	851,765	370,602

Commitments and contingencies:
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized and no shares issued and outstanding at July 31, 2006; $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding at January 31, 2006	—	—
Series A Preferred stock, $0.01 par value; 1 share authorized, issued and outstanding at July 31, 2006	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized and 99,113,930 shares issued and outstanding at July 31, 2006; $0.001 par value; 90,000,000 shares authorized and 41,380,171 shares issued and outstanding at January 31, 2006	991	41
Additional paid-in capital	513,430	153,411
Deferred stock-based compensation	—	(8,744)
Accumulated other comprehensive income (loss)	209	(4,529)
Retained (deficit) earnings	(18,424)	160,829

Total stockholders’ equity	496,206	301,008

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,347,971	$671,610

See accompanying notes to condensed consolidated financial statements.

SERENA SOFTWARE, INC.

Condensed Consolidated Statements of Operations

For the Three Months and Six Months Ended July 31, 2006 and 2005

(In thousands)

(Unaudited)

	Successor	Predecessor		Successor	Predecessor
			Six Months Ended July 31, 2006
	Three Months Ended July 31,		For the Period From February 1, 2006 to March 9, 2006	For the Period From March 10, 2006 to July 31, 2006	Six Months Ended July 31, 2005
	2006	2005
Revenue:
Software licenses	$18,742	$18,821	$2,847	$31,143	$40,999
Maintenance	31,821	34,218	13,989	49,241	67,214
Professional services	8,659	6,366	2,872	14,005	12,501

Total revenue	59,222	59,405	19,708	94,389	120,714

Cost of revenue:
Software licenses	647	919	238	1,099	1,522
Maintenance	3,412	3,270	1,375	5,219	6,697
Professional services	8,178	6,117	3,035	12,804	11,970
Amortization of acquired technology	8,589	4,379	1,786	13,471	8,546

Total cost of revenue	20,826	14,685	6,434	32,593	28,735

Gross profit	38,396	44,720	13,274	61,796	91,979

Operating expenses:
Sales and marketing	18,450	16,759	6,520	28,492	34,658
Research and development	9,026	8,593	3,555	14,136	17,504
General and administrative	6,082	4,490	1,806	9,734	9,160
Amortization of intangible assets	9,075	2,582	1,098	14,247	5,396
Acquired in-process research and development	—	—	—	4,100	—
Restructuring, acquisition and other charges	495	—	41,916	601	—

Total operating expenses	43,128	32,424	54,895	71,310	66,718

Operating (loss) income	(4,732)	12,296	(41,621)	(9,514)	25,261
Interest income	598	1,378	856	2,185	2,490
Interest expense	(12,515)	(825)	(355)	(19,880)	(1,650)
Change in the fair value of derivative instrument	(574)	—	—	(574)	—
Amortization of debt issuance costs	(450)	(335)	(1,931)	(732)	(670)

(Loss) income before income taxes	(17,673)	12,514	(43,051)	(28,515)	25,431
Income tax (benefit) expense	(6,627)	4,029	(8,335)	(10,091)	8,809

Net (loss) income	$(11,046)	$8,485	$(34,716)	$(18,424)	$16,622

See accompanying notes to condensed consolidated financial statements.

SERENA SOFTWARE, INC.

Condensed Consolidated Statements of Cash Flows

For the Six months Ended July 31, 2006 and 2005

(In thousands)

(Unaudited)

	Predecessor	Successor	Predecessor
	Six Months Ended July 31, 2006
	For the Period From February 1, 2006 to March 9, 2006	For the Period From March 10, 2006 to July 31, 2006	Six Months Ended July 31, 2005
Cash flows from operating activities:
Net (loss) income	$(34,716)	$(18,424)	$16,622
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	319	1,179	1,414
Deferred income taxes	(1,450)	(10,670)	(5,468)
Tax benefit from employee stock plans	—	—	220
(Release) provision in allowance for bad debts	(17)	(246)	117
Accrued interest income, net of cash received	—	—	(58)
Accrued interest expense on term credit facility and subordinated notes, net of cash paid	355	17,454	1,650
Change in the fair value of derivative instrument	—	574	—
Amortization of debt issuance costs	1,931	732	670
Amortization of deferred stock-based compensation	254	6,264	588
Amortization of acquired technology	1,786	13,471	8,546
Amortization of intangible assets	1,098	14,247	5,396
Acquired in-process research and development	—	4,100	—
Change in the fair market value of consideration in the acquisition of Merant Plc.	—	—	(4,915)
Acquisition, restructure and other charges paid related to the Silver Lake partners transaction	40,931	106	—
Changes in operating assets and liabilities:
Accounts receivable	2,345	8,986	10,996
Prepaid expenses and other assets	116	(187)	(1,177)
Accounts payable	(776)	(257)	(1,466)
Income taxes payable	(6,540)	(3,169)	4,697
Accrued expenses	(1,322)	(2,781)	(1,756)
Deferred revenue	1,736	9,226	3,540

Net cash provided by operating activities	6,050	40,605	39,616

Cash flows provided by (used in) investing activities:
Purchases of property and equipment	(221)	(1,489)	(1,472)
Cash paid in acquisition of Merant plc, net of cash received and acquisition related costs paid	(139)	(630)	(3,134)
Cash paid in acquisition of Apptero, Inc., net of cash received and acquisition related costs paid	(32)	(329)	(3,099)
Cash paid in acquisition of Data Scientific Corp., net of cash received and acquisition related costs paid	—	(3,014)	—
Acquisition and other related costs paid in the Silver Lake Partners transaction	(30,281)	405	—
Cash paid in the Silver Lake Partners transaction	—	(826,396)	—
Sales (purchases) of short-term and long-term investments	62,647	8,934	(36,865)
Restrictions removed on restricted cash and moved to cash & cash equivalents	—	3,260	—

Net cash provided by (used in) investing activities	31,974	(819,259)	(44,570)

Cash flows provided by (used in) financing activities:
Sale of common stock under the employee stock purchase plan	—	—	1,785
Exercise of stock options under the employee stock option plan	1,067	—	6,573
Common stock repurchased under the stock repurchase plan	—	—	(48,601)
Equity contributions from Silver Lake Partners and management	—	335,816	—
Debt issuance costs paid	—	(15,586)	—
Principal borrowings under the term credit facility, net of principal and interest paydowns	—	367,471	—
Principal borrowings under the senior subordinated notes	—	200,000	—
Payments made to the Employee Benefits Trust	—	(3,238)	—
Payment on convertible subordinated notes including the conversion premium	—	(237,895)	—

Net cash provided by (used in) financing activities	1,067	646,568	(40,243)

Effect of exchange rate changes on cash	132	(83)	197

Net increase (decrease) in cash and cash equivalents	39,223	(132,169)	(45,000)
Cash and cash equivalents at beginning of period	148,401	187,624	133,330

Cash and cash equivalents at end of period	$187,624	$55,455	$88,330

Supplemental disclosures of cash flow information:
Income taxes paid	$—	$3,575	$8,881

Interest expense paid	$—	$9,944	$1,650

Non-cash investing and financing activity:
Unrealized loss on marketable securities	$—	$(449)	$(279)

Unrealized loss in fair value of derivative instrument	$—	$(574)	$—

Change in the fair market value of consideration in the acquisition of Merant Plc.	$—	$—	$4,915

Consideration payable to Apptero shareholders in the acquisition	$—	$527	$1,060

Common stock issued in the Silver Lake Partners transaction, including estimated fair value of options assumed and fair value in excess of cash paid on the acceleration of options	$—	$508,157	$—

Consideration payable to Data Scientific Corp. shareholders in the acquisition	$—	$525	$—

Consideration payable to Serena Software, Inc. shareholders in the acquisition	$—	$624	$—

See accompanying notes to condensed consolidated financial statements.

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)     Basis of Presentation and Significant Accounting Policies

Serena Software, Inc. (“Serena” or the “Company”) is the largest global independent software company in terms of revenue focused solely on managing change across information technology, or IT, environments. Its products and services are used to manage and control change in mission critical technology and business process applications. Its software configuration management, business process management, helpdesk and requirements management solutions enable its customers to improve process consistency, enhance software integrity, mitigate risks, support regulatory compliance and boost productivity. The Company’s revenue is generated by software licenses, maintenance contracts and professional services. The Company’s software products are typically embedded within its customers’ IT environment, and are generally accompanied by renewable annual maintenance contracts.

On November 11, 2005, Spyglass Merger Corp. (“Spyglass”) and Serena entered into an Agreement and Plan of Merger (the “Agreement and Plan of Merger”), pursuant to which, among other things, Spyglass merged with and into Serena (the “Merger”), and Serena was the surviving corporation. The Merger was completed on March 10, 2006. Accordingly, the condensed consolidated statements of operations and condensed consolidated statements of cash flows are presented for periods preceding the Merger and the period succeeding the Merger. During fiscal 2006, the Predecessor period is from February 1, 2005 to July 31, 2005. During fiscal 2007, the Predecessor period is from February 1, 2006 through March 9, 2006 and the Successor period is from March 10, 2006 through July 31, 2006.

The accompanying unaudited condensed consolidated financial statements have been prepared on substantially the same basis as the audited consolidated financial statements, and in the opinion of management include all adjustments, consisting only of normal recurring adjustments, except as otherwise noted, necessary for their fair presentation. These unaudited condensed consolidated financial statements and the notes thereto have been prepared in accordance with the Instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all disclosures required by accounting principles generally accepted in the United States of America and Regulation S-X for annual financial statements. For these additional disclosures, readers should refer to the Company’s annual financial statements for the fiscal year ended January 31, 2006, included in the registration statement on Form S-4, which was filed on July 28, 2006. The interim results presented are not necessarily indicative of results for any subsequent quarter or for the fiscal year ending January 31, 2007.

Significant Accounting Policies

The Company’s significant accounting policies are described in the Company’s consolidated financial statements for the years ended January 31, 2004, 2005 and 2006, which were included in the registration statement on Form S-4, which was filed on July 28, 2006. There have been no changes to the Company’s significant accounting policies except as described below.

Stock-Based Compensation

Effective February 1, 2006, we adopted the provisions of, and accounted for stock-based compensation in accordance with, the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123—revised 2004 (“SFAS 123R”), “Share-Based Payment” which replaced Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the fair value of the award over the requisite service period, which is the vesting period. We elected the modified-

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

prospective method of adoption, under which prior periods are not revised for comparative purposes. The Company has elected the graded-vesting attribution method for recognizing stock-based compensation expense over the requisite service period for each separately vesting tranche of awards as though the awards were, in substance, multiple awards. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro forma disclosures.

The adoption of SFAS 123R had a material impact on our condensed consolidated financial statements. See Note 4 “Stock-Based Compensation” for further information regarding our stock-based compensation assumptions and expenses, including pro forma disclosures for prior periods as if we had recorded stock-based compensation expense.

Derivative Instruments

The Company accounts for derivative instruments in accordance with the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Certain Hedging Activities” (“SFAS 133”), as amended by Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS 133” (“SFAS 138”) and Statement of Financial Accounting Standards No. 149, “Amendment on Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). In accordance with these standards, all derivative instruments are recorded on the balance sheet at their respective fair values. Our derivative instrument has not been designated as a hedge, and accordingly, changes in the fair value of the derivative are recognized in the statement of operations.

Reclassifications and Adjustments

Certain reclassifications have been made to the balances for the three and six months ended July 31, 2005 in order to conform to the July 31, 2006 presentations.

In the fiscal quarter ended July 31, 2005, $0.6 million in maintenance revenue was recognized that had been fully earned and collected that related to prior periods. The maintenance revenue recognized totaling $0.6 million represented less than 2% of total maintenance revenue in the quarter and was not considered material.

Major Customers

No single customer accounted for 10% or more of total revenue in either the fiscal quarter or fiscal six months ended July 31, 2005, or 2006.

(2)    Mergers and Acquisitions

As discussed in Note 1 the Spyglass Merger was completed on March 10, 2006. Upon completion of the Merger, each share of Serena Common Stock issued and outstanding immediately prior to the effective time of the Merger (other than shares held in the treasury of Serena, owned by Spyglass or any direct or indirect wholly owned subsidiary of Spyglass or Serena that was not an employee benefit trust or held by stockholders who were entitled to and who properly exercised appraisal rights under Delaware law) was converted into the right to receive $24.00 in cash, without interest. In addition, in connection with the Merger, a certain stockholder, who is one of our directors and who prior to the Merger was also an executive officer of Serena, exchanged equity interests in Serena, which were valued for purposes of such exchange at approximately $154.1 million, for equity

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

investments in the surviving corporation. Also in connection with the Merger, certain members of Serena’s management team made equity investments in the surviving corporation through retention of their stock options and restricted stock or the acquisition of common stock in the surviving corporation. None of Serena’s existing $220 million of convertible subordinated notes (“Notes”) converted to Serena common stock prior to completion of the Merger. In accordance with the indenture provisions and upon proper notice of conversion, $154.6 million of Serena’s existing $220 million of Notes were exchanged for cash in an amount of $24.00 for each share of Serena common stock into which the Notes were convertible prior to the consummation of the Merger. Subsequent to the Merger, in May 2006, the remaining $65.4 million notes were exchanged for cash in an amount of $24.00 per share.

The Merger has been accounted for as an acquisition, using the purchase method of accounting, from the date of completion, March 10, 2006. This change has created many differences between reporting for Serena post-Merger, as Successor, and Serena pre-Merger, as Predecessor. The Predecessor financial statements for periods ending on or before March 10, 2006, generally will not be comparable to the Successor financial statements for periods after that date. Under purchase accounting, Serena’s tangible assets and liabilities and intangible assets have been recorded at fair value which has resulted in a new carrying basis for those assets and liabilities. The Merger has resulted in Serena having an entirely new capital structure, which has resulted in significant differences between the Predecessor’s and the Successor’s equity. In addition, in order to finance the acquisition, the Successor borrowed $400.0 million under a new senior secured Credit Facility, and issued $200.0 million in principal amount of 10 3/8% senior subordinated notes due 2016 and converted $220.0 million of pre-existing convertible notes.

In connection with the Merger, the Successor company recorded $798.2 million in goodwill. The goodwill is not expected to be deductible for tax purposes. The primary reason for the Merger and the factors that contributed to a purchase price that resulted in recognition of a significant amount of goodwill included the cash premium paid to public shareholders, the large installed base that generates a profitable and steady maintenance stream, allowing the company to leverage the new equity investment and it allows management to have a longer term outlook for business by taking the company’s equity private.

The total estimated purchase price was $1,009.2 million and consisted of a combination of cash and stock as follows (in thousands):

Cash paid	$826,396
Shares assumed	155,510
Estimated fair value of options assumed	16,497
Estimated direct transaction costs	10,750

Total estimated purchase price of acquisition	$1,009,153

The total preliminary allocation of purchase price was as follows (in thousands):

Fair value of net liabilities assumed	$(71,051)
Acquired technology	165,800
Acquired in-process research and development	4,100
Trademark / Trade name portfolio	14,200
Customer relationships	276,200
Deferred tax liability	(178,291)
Goodwill	798,195

Total estimated purchase price of acquisition	$1,009,153

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Net tangible assets—The Predecessor company’s tangible assets and liabilities as of March 10, 2006 were reviewed and adjusted to their fair value as necessary. Debt issuance costs totaling $3.7 million and accrued interest expense of $0.5 million both associated with the Predecessor company’s $220 million of convertible subordinated notes that were converted in the Merger were written-off. The Predecessor company’s $220 million of convertible subordinated notes were fair value adjusted to include the conversion premium totaling $17.9 million.

Deferred revenues—The Predecessor company’s deferred revenue was derived primarily from maintenance and support contracts. We estimated our obligation related to the deferred revenue using the cost build-up approach. The cost build-up approach determines fair value by estimating the costs relating to fulfilling the obligation plus a normal profit margin. The sum of the costs and operating profit approximates the amount that we would be required to pay a third party to assume the support obligation. The estimated costs to fulfill the support obligation were based on the historical direct costs related to providing the support. As a result, we recorded an adjustment to reduce the Predecessor company’s carrying value of deferred revenue by $15.0 million to $84.5 million, which represents our estimate of the fair value of the contractual obligations assumed by the Successor company.

Other intangible assets—Approximately $165.8 million, $276.2 million and $14.2 million has been allocated to acquired technology, customer contracts and relationships, and Trademarks and Trade names, respectively.

Acquired product rights include developed and core technology and patents. Developed technology relates to the Predecessor Company’s products across all of their product lines that have reached technological feasibility. Core technology and patents represent a combination of the Predecessor Company’s processes, patents and trade secrets developed through years of experience in design and development of its products. We will amortize the fair value of the acquired product rights based on the pattern in which the economic benefits of the intangible asset will be consumed.

Customer contracts and relationships represent existing contracts and the underlying customer relationships. We will amortize the fair value of these assets based on the pattern in which the economic benefits of the intangible asset will be consumed.

Trademarks and Trade Names primarily relate to the Serena trade name and Dimensions, TeamTrack, ZMF and PVCS product names, which will be amortized on a straight-line basis.

See Note 6 of our condensed consolidated financial statements for further information regarding other intangible assets.

Acquired in-process research and development—Approximately $4.1 million has been allocated to acquired in-process research and development. See Note 3 of our condensed consolidated financial statements for further information regarding acquired in-process research and development.

Goodwill—Approximately $798.2 million has been allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and intangible assets. In accordance with SFAS 142, goodwill will not be amortized but instead will be tested for impairment at least annually (more frequently if certain indicators are present). See Note 6 of our condensed consolidated financial statements for further information regarding goodwill.

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Taxes—As part of our accounting for the Merger, a portion of the overall purchase price was allocated to goodwill and acquired intangible assets. Amortization expense associated with acquired intangible assets is not deductible for tax purposes. Thus, approximately $178.3 million was established as a deferred tax liability for the future amortization of the intangible assets. Approximately $33.8 million of the deferred tax liabilities associated with the previous acquisitions were written off as a result. Any future adjustments to the valuation allowance, established at the time of the Merger, will be reflected in goodwill.

Any impairment charges made in the future associated with goodwill will not be tax deductible and will result in an increased effective income tax rate in the quarter the impairment is recorded.

Pro Forma Results

The unaudited financial information in the table below summarizes the results of operations of the Predecessor and Successor companies, on a pro forma basis, as though the Merger had occurred as of February 1, 2005. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the Merger had taken place on February 1, 2005 or of results that may occur in the future. The pro forma financial information for the six months ended July 31, 2006 and 2005 includes amortization of acquired technologies, amortization of other intangible assets and amortization of stock-based compensation related to the Merger of $17.2 million, $18.2 million, and $7.7 million, respectively for the six months ended July 31, 2006, and $15.1 million, $16.3 million, and $7.4 million, respectively for the six months ended July 31, 2005. Restructuring costs and acquired in-process research and development costs have been excluded as they would not have been part of the results of operations for the six months ended July 31, 2006 and 2005 that would have been achieved if the Merger had taken place on February 1, 2005.

The unaudited pro forma financial information for the six months ended July 31, 2006 and 2005 is as follows (in thousands):

	Six Months Ended July 31, 2006	Six Months Ended July 31, 2005
Total revenue	$114,097	$120,714
Operating (loss) income	$(10,445)	$1,011
Net loss	$(22,170)	$(13,696)

(3)    Acquired In-process Research and Development

As a result of the merger on March 10, 2006, the Successor company recorded acquired in-process research and development totaling $4.1 million. For this transaction, the premise of value was fair market value in continued use.

Among the assets that were valued by the Successor company were ChangeMan ZMF, ChangeMan DS/Dimensions, and RTM, new versions of which were under development at the acquisition date. These technologies then under development were valued on the premise of fair market value in continued use employing the income approach. This methodology is based on discounting to present value, at an appropriate risk-adjusted discount rate, both the expenditures to be made to complete the development efforts (excluding the efforts to be completed on the development efforts underway) and the operating cash flows which the applications are projected to generate, less a return on the assets necessary to generate the operating cash flows.

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

From these projected revenues, the Successor company deducted costs of sales, operating costs (excluding costs associated with the efforts to be completed on the development efforts underway), royalties and taxes to determine net cash flows. The Successor company estimated the percentage of completion of the development efforts for each application by comparing the estimated costs incurred and portions of the development accomplished through the acquisition date by the total estimated cost and total development effort of developing these same applications. This percentage was calculated for each application and was then applied to the net cash flows for which each application was projected to generate. These net cash flows were then discounted to present values using appropriate risk-adjusted discount rates in order to arrive at discounted fair values for each application.

The percentage complete and the appropriate risk-adjusted discount rate for each application were as follows:

Application Under Development	Percentage Complete	Discount Rate
ChangeMan ZMF	95%	16%
ChangeMan DS/Dimensions	89%	16%
RTM	86%	16%

The rates used to discount the net cash flows to present value were initially based on the weighted average cost of capital (“WACC”). The Company used a discount rate of 16% for valuing the acquired in-process research and development. The discount rate is higher than the implied WACC due to the inherent uncertainties surrounding the successful development of the acquired in-process research and development, the useful life of such in-process research and development, the profitability levels of such in-process research and development, and the uncertainty of technological advances that were unknown at the time.

(4)    Stock-Based Compensation

Effective February 1, 2006, the Company adopted the provisions of SFAS 123R. See Note 1 of our condensed consolidated financial statements for a description of Serena’s adoption of SFAS 123R.

Restricted Stock Purchase Agreements

In connection with the consummation of the Merger, the Company has entered into restricted stock agreements, dated as of March 10, 2006, with each of Mr. Woodward, the Company’s CEO, and Mr. Pender, the Company’s CFO. Pursuant to these agreements, Mr. Woodward was issued 604,800 shares of the Company’s common stock and Mr. Pender was issued 307,200 shares of the Company’s common stock. The awards are unvested and subject to the executive’s continued employment with Serena through June 16, 2010. In addition, if Serena is subject to a “change in control” (as defined in the agreements) while the executive remains an employee of Serena, the remaining unvested shares will immediately vest in full. The restricted stock agreements also provide that each of Mr. Woodward and Mr. Pender has the right to receive “gross-up payments” from Serena for excise taxes, if any, imposed under Section 4999 of the Internal Revenue Code by reason of payments or benefits made or provided to Mr. Woodward and Mr. Pender as a result of any transaction consummated on or prior to April 1, 2006 under their restricted stock agreements and under any other plans, programs and arrangements of Serena.

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2006 Stock Incentive Plan (the “2006 Plan”)

Following the completion of the Merger, Serena established a new stock incentive plan, the 2006 Stock Incentive Plan (the “2006 Plan”), which governs, among other things, the grant of options, restricted stock bonuses, and other forms of share-based payments, covering shares of Serena’s common stock to our employees (including officers), directors and consultants. Serena common stock representing 12% of outstanding common stock on a fully diluted basis as of the date of the Merger is reserved for issuance under the 2006 Plan. Each award under the 2006 Plan will specify the applicable exercise or vesting period, the applicable exercise or purchase price, and such other terms and conditions as deemed appropriate. It is expected that stock options initially granted under the 2006 Plan will be either “time options” that will vest and become exercisable over a four-year period or “time and performance options” that will vest based on the achievement of certain performance targets over a five-year period following the date of grant. All options granted under the 2006 Plan will expire not later than ten years from the date of grant, but generally will terminate earlier upon termination of employment. In the event of a sale of substantially all of the assets of Serena, or a merger or acquisition of Serena, the board of directors may provide that awards granted under the 2006 Plan will be cashed out, continued, replaced with new awards that substantially preserve the terms of the original awards, or terminated, with acceleration of vesting of the original awards determined at the discretion of the board of directors.

As of July 31, 2006, a total of 13,515,536 shares of common stock were reserved for issuance upon the exercise of stock options and for the future grant of stock options or awards under the 2006 Plan.

The 2006 Plan does not include an evergreen provision to provide for automatic increases in the number of shares available for grant. Any increase in the number of shares available for grant under the 2006 Plan would require approval from the Company’s Board of Directors.

The Predecessor company’s Amended and Restated 1997 Stock Option and Incentive Plan (the “1997 Plan”), Amended and Restated 1999 Director Option Plan (the “1999 Director Plan”), and 1999 Employee Stock Purchase Plan (the “1999 Plan”) were all terminated concurrent with the completion of the merger. All shares that remained available for future issuance under the 1997 Plan, the 1999 Director Plan and the 1999 Plan at the time of their termination were cancelled. No further options can be granted under the 1997 Plan, the 1999 Director Plan or the 1999 Plan.

“Roll Over” Options

In connection with the merger, the management participants were permitted to elect to have the surviving company in the merger assume some or all of the Serena stock options that they held immediately prior to the merger and that had an exercise price of less than $24.00 per share. The number of shares subject to these “roll over” options was adjusted to be the number of shares equal to the product of (1) the difference between $24.00 and the exercise price of the option and (2) the quotient of the total number of shares of Serena’s common stock subject to such option, divided by $3.75. The exercise price of these “roll over” options was adjusted to $1.25 per share. The “roll over” options are subject to terms of the original option agreements with Serena, except that in the event of a “change in control” of Serena (as defined in the 2006 Stock Incentive Plan), the treatment of the “roll over” options upon such transaction will be determined in accordance with the terms of the 2006 Stock Incentive Plan.

Employee Stock Purchase Plan

In connection with the Merger, Serena’s 1999 Employee Stock Purchase Plan was terminated, and there were no offering periods under the plan on or after November 30, 2005.

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Prior to February 1, 2006, Serena accounted for employee stock-based compensation using the intrinsic value method in accordance with APB 25, and related interpretations. The Company amortized deferred stock-based compensation on an accelerated basis in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.” Since the exercise price of options granted under such plans was equal to the market value on the date of grant, no compensation cost had been recognized for grants under its stock option plans and stock purchase plans. In accordance with APB No. 25, the Company did not recognize compensation cost related to its employee stock purchase plan. If compensation cost for the Company’s stock-based compensation plans had been determined consistent with SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” the Company’s net income (loss) would have been reduced to the pro forma amounts indicated in the table below.

Prior to the adoption of SFAS 123R, the Company provided the disclosures required under SFAS 123. The Company generally did not recognize stock-based compensation expense for option grants to its employees in its consolidated statement of operations for periods prior to the adoption of SFAS 123R as most options granted had an exercise price equal to the market value of the underlying common stock on the date of the grant. Prior to February 1, 2006, unearned compensation resulted primarily from vested stock options assumed in acquisitions and restricted stock awarded to employees. The following table illustrates the effect on net income for the three and six months ended July 31, 2005, if Serena applied the fair value recognition provisions of SFAS 123R to stock–based employee compensation (in thousands):

	Predecessor
	Three Months Ended July 31,	Six Months Ended July 31,
	2005	2005
Net income as reported	$8,485	$16,622
Add: stock-based employee compensation expense included in reported net income, net of tax	226	370
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(2,927)	(5,872)

Pro forma net income	$5,784	$11,120

Prior to the adoption of SFAS 123R, the Company presented unearned compensation as a separate component of stockholders’ equity. In accordance with the provisions of SFAS 123R, on February 1, 2006, the Predecessor company reclassified the balance in unearned compensation to additional paid-in capital on its balance sheet.

Prior to the adoption of SFAS 123R, the Company presented all tax benefits for deductions resulting from the exercise of stock options as operating cash flows on its statement of cash flows. SFAS 123R requires the cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense recorded for those options (excess tax benefits) to be classified as financing cash flows. The Company did not record any excess tax benefits as financing cash inflows rather than as operating cash inflows on its statements of cash flows for either the Predecessor or Successor periods in the six months ended July 31, 2006, or the same period a year ago. Compensation costs capitalized as part of property and equipment was not material for all periods presented.

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

As of July 31, 2006, total unrecognized compensation costs related to unvested stock options and restricted stock awards was $32.0 million. Unvested stock options are expected to be recognized over a period of 6 to 6.5 years and restricted stock awards are expected to be recognized over a period of 4 years.

The fair value of each stock option grant under the stock option plans and the fair value of the employees’ purchase rights under the employee stock purchase plan (“ESPP”) are estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the three and six months ended July 31, 2006 and 2005.

		Stock Option Plans		ESPP
		Three Months Ended July 31,
		Successor 2006	Predecessor 2005	Successor 2006	Predecessor 2005
Expected life (in years)		6.0 to 6.5	4.5	N/A	0.5
Risk-free interest rate		4.9%	4.1%	N/A	3.8%
Volatility		58% to 63%	74%	N/A	32%

	Stock Option Plans			ESPP
	Six Months Ended July 31,
	Predecessor 2006	Successor 2006	Predecessor 2005	Predecessor/ Successor 2006	Predecessor 2005
Expected life (in years)	3.75	6.0 to 6.5	4.5	N/A	0.5
Risk-free interest rate	4.8%	4.9%	4.1%	N/A	3.8%
Volatility	50%	58% to 63%	74%	N/A	32%

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

Under SFAS 123R, Serena’s expected volatility is based on the combination of historical volatility of the Company’s common stock and the Company’s peer group’s common stock over the period commensurate with the expected life of the options and the mean historical implied volatility from traded options. The risk-free interest rates are derived from the average U.S. Treasury constant maturity rates during the period, which approximate the rate in effect at the time of grant for the respective expected term. The expected terms are based on the observed and expected time to post-vesting exercise and/or cancellation of options. Serena does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero. Under SFAS 123R, Serena estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses forecasted projections to estimate pre-vesting option forfeitures and records stock-based compensation expense only for those awards that are expected to vest.

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

General Stock Option Information

The following table sets forth the summary of option activity under our stock option programs for the Predecessor period from February 1, 2006 through March 9, 2006 and Successor period from March 10, 2006 through July 31, 2006:

	Options Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price
Predecessor company balances as of January 31, 2006	660,795	6,159,492	$19.16
Activity during the Predecessor period from February 1, 2006 through March 9, 2006:
Granted with an exercise price equal to the fair value of common stock	—	—
Exercised	—	(71,461)	$14.93
Cancelled	—	(32,032)	$22.67

Predecessor company balances as of March 9, 2006	660,795	6,055,999	$19.19

Successor company balances as of March 9, 2006	—	—	—
Activity during the Successor period from March 10, 2006 through July 31, 2006:
Authorized, including options assumed from the Predecessor	13,515,536	—	—
Options assumed in the merger		3,940,574	$1.25
Granted	(10,880,000)	10,880,000	$5.00
Exercised	—	—	—
Cancelled	175,000	(175,000)	$5.00

Successor company balances as of July 31, 2006	2,810,536	14,645,574	$3.99

Information regarding the stock options outstanding at July 31, 2006 is summarized as follows:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.25	3,940,574	6.26 years	$1.25	3,940,574	$1.25
$5.00	10,705,000	9.65 years	$5.00	—	—

	14,645,574	8.74 years	$3.99	3,940,574	$1.25

The aggregate intrinsic value of options outstanding and options exercisable as of July 31, 2006 was $50.1 million and $16.5 million, respectively.

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

General Restricted Stock Information

	Non-Vested Shares	Weighted Average Grant Date Fair Value
Predecessor company balances as of January 31, 2006	475,000	$19.85
No activity during the Predecessor period from February 1, 2006 through March 9, 2006:

Predecessor company balances as of March 9, 2006	475,000	$19.85

Successor company balances as of March 9, 2006	—	—
Activity during the Successor period from March 10, 2006 through July 31, 2006:
Restricted stock assumed in the merger	912,000	$5.00

Successor company balances as of July 31, 2006	912,000	$5.00

Stock-based compensation expense for the three months and six months ended July 31, 2006 and 2005 is as follows (in thousands):

	Successor	Predecessor			Successor	Predecessor
			Six Months Ended July 31, 2006
	Three Months Ended July 31,		For the Period From February 1, 2006 to March 9, 2006		For the Period From March 10, 2006 to July 31, 2006	Six Months Ended July 31, 2005
	2006	2005
Cost of maintenance	$119	$3	$1		$162	$10
Cost of professional services	69	4	2		105	11

Stock-based compensation in cost of revenue	188	7	3		267	21

Sales and marketing	1,229	65	27		1,920	186
Research and development	566	30	12		825	85
General and administrative	2,338	257	212		3,252	296
Restructuring, acquisition and other charges	—	—	18,457	(1)	—	—

Stock-based compensation in operating expenses	4,133	352	18,708		5,997	567

Total stock-based compensation	$4,321	$359	$18,711		$6,264	$588

(1)	Represents stock-based compensation expense from the acceleration of unvested stock options and unvested restricted stock resulting from the merger.

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(5)    Acquisition-Related and Restructuring Charges and Accruals

The Successor company’s total acquisition-related and restructuring accrual is predominantly associated with the Merger in March 2006 and the Predecessor company’s acquisition of Merant in April 2004, and to a lesser extent, two smaller technology acquisitions in March 2005 and March 2006.

With respect to the Merger in March 2006, the Company recorded acquisition-related costs totaling $47.9 million, and employee severance and other restructuring costs totaling $0.6 million, accrued through purchase accounting. With the Merger, the major actions that comprised the employee severance plan included a company-wide review of the organization’s workforce and a notification to affected employees of the acquired entity. All such notifications occurred prior to the consummation of the Merger and the employee severance plan was essentially completed upon notification. All affected employees were terminated.

With respect to the Predecessor company’s smaller technology acquisition in March 2005 and the Successor company’s smaller technology acquisition in March 2006, the companies recorded $0.1 million and $0.1 million in legal and other acquisition-related costs, respectively.

In aggregate, the Company accrued $42.1 million and paid $42.6 million in acquisition-related and restructuring charges in the current fiscal six months ended July 31, 2006. The nature of the acquisition-related and restructuring charges and the amounts paid and accrued as of July 31, 2005 and 2006 are summarized as follows (in thousands):

	Severance, payroll taxes and other employee benefits	Facilities closures	Legal and other acquisition- related costs	Total acquisition- related and restructuring charges and accruals
Predecessor company balances as of January 31, 2005	$5,066	$637	$940	$6,643
Activity during the six months ended July 31, 2005:
Accrued	—	—	100	100
Paid	(2,137)	(337)	(727)	(3,201)
Adjustments	(1,428)	(143)	(665)	(2,236)

Predecessor company balances as of July 31, 2005	$1,501	$157	$(352)	$1,306

Predecessor company balances as of January 31, 2006	$500	$155	$2,739	$3,394
Activity during the Predecessor period from February 1, 2006 through March 9, 2006:
Accrued	553	—	41,463	42,016
Paid	(172)	(2)	(885)	(1,059)

Predecessor company balances as of March 9, 2006	$881	$153	$43,317	$44,351

Successor company balances as of March 9, 2006	$—	$—	$—	$—
Activity during the Successor period from March 10, 2006 through July 31, 2006:
Balances assumed from the Predecessor	881	153	43,317	44,351
Accrued	10	—	96	106
Paid	(421)	6	(41,151)	(41,566)

Successor company balances as of July 31, 2006	$470	$159	$2,262	$2,891

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Acquisition-related and restructuring accruals at July 31, 2005 and 2006 totaling $1.3 million and $2.9 million, respectively, are reflected in accrued expenses in the Company’s condensed consolidated balance sheets.

(6)    Goodwill and Other Intangible Assets

(a) Goodwill:

The Company accounts for goodwill and certain intangible assets after an acquisition is completed in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. As such, goodwill and other indefinite life intangible assets are not amortized but instead are periodically tested for impairment. The annual impairment test required by SFAS No. 142 is performed in the fourth fiscal quarter each year and has been performed in each of the fourth quarters of fiscal 2004, 2005 and 2006. The Company has concluded that there were no indicators of impairment of goodwill as of July 31, 2006.

The change in the carrying amount of goodwill for the six months ended July 31, 2006 is as follows (in thousands):

Predecessor company balance as of January 31, 2006	$300,551
Activity during the Predecessor period February 1, 2006 through March 9, 2006:
Purchase accounting adjustments to eliminate Predecessor goodwill	(300,551)

Successor company balance as of March 9, 2006	—
Goodwill recorded in the Merger	798,195

Successor company balance as of July 31, 2006	$798,195

Goodwill and other intangible assets consisted of the following (in thousands):

	Successor	Predecessor
	July 31, 2006	January 31, 2006
Goodwill	$798,195	$300,551

Non-compete agreements	$—	$10,933
Acquired technology	171,786	93,755
Customer relationships	276,200	51,810
Trademark / Trade name portfolio	14,200	2,600

	462,186	159,098
Less: accumulated amortization	27,718	71,739

	$434,468	$87,359

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(b) Other Intangible Assets:

Other intangible assets are comprised of the following (in thousands):

	Predecessor As of January 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Non-compete agreements	$10,933	$(4,925)	$6,008
Acquired technology	93,755	(48,636)	45,119
Customer relationships	51,810	(16,036)	35,774
Trademark / Trade name portfolio	2,600	(2,142)	458

Total	$159,098	$(71,739)	$87,359

	Successor As of July 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Non-compete agreements	$—	$—	$—
Acquired technology	171,786	(13,471)	158,315
Customer relationships	276,200	(13,550)	262,650
Trademark / Trade name portfolio	14,200	(697)	13,503

Total	$462,186	$(27,718)	$434,468

Aggregate amortization expense:
For the remaining six months of year ending January 31, 2007			$35,329
Estimated amortization expense:
For year ended January 31, 2008			70,657
For year ended January 31, 2009			70,657
For year ended January 31, 2010			70,657
For year ended January 31, 2011			70,657
For year ended January 31, 2012			40,007
Thereafter			76,504

Total			$434,468

As of July 31, 2006, the weighted average remaining amortization period for acquired technology is 55 months; trademark/trade name portfolio is 91 months; and customer relationships are 91 months. The total weighted average remaining amortization period for all identifiable intangible assets is 78 months. The aggregate amortization expense of acquired technology and other intangible assets was $17.7 million and $7.0 million in the three months ended July 31, 2006 and 2005, respectively, and $30.6 million and $13.9 million in the six months ended July 31, 2006 and 2005, respectively. There were no impairment charges in the three month and six month periods ended July 31, 2006 and 2005.

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(7)    Comprehensive (Loss) Income

We report components of comprehensive (loss) income in our annual consolidated statements of shareholders’ equity. Comprehensive (loss) income consists of net (loss) income, foreign currency translation adjustments, and unrealized losses on marketable equity securities. Total comprehensive (loss) income for the three and six months ended July 31, 2006 and 2005 is as follows (in thousands):

	Successor	Predecessor		Successor	Predecessor
			Six Months Ended July 31, 2006
			For the Period From February 1, 2006 to March 9, 2006	For the Period From March 10, 2006 to July 31, 2006	Six Months Ended July 31, 2005
	Three Months Ended July 31,
	2006	2005
Comprehensive (loss) income:
Net (loss) income	$(11,046)	$8,485	$(34,716)	$(18,424)	$16,622
Other comprehensive (loss) income:
Foreign currency translation adjustments	(268)	378	132	(83)	197
Unrealized loss on marketable securities, net of tax	(94)	(193)	—	(449)	(279)

Other comprehensive (loss) income	(362)	185	132	(532)	(82)

Total comprehensive (loss) income	$(11,408)	$8,670	$(34,584)	$(18,956)	$16,540

(8)    Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.

(9)    Debt

Debt as of July 31, 2006 consists of the following (in thousands):

Successor
Senior Secured term loan, due March 10, 2013, LIBOR plus 2.25%	$375,000
Senior subordinated notes, due March 15, 2016, 10.375%	200,000
Convertible subordinated notes due December 15, 2023, 1.5%	10

Total long-term debt	575,010
Less current portion	(32,143)

Total long-term debt, less current portion	$542,867

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Senior Secured Credit Agreement

In connection with the consummation of the Merger, the Successor Company entered into a senior secured credit agreement pursuant to a debt commitment we obtained from affiliates of the initial purchasers of our senior subordinated notes (“the Credit Facility”).

General.    The borrower under the Credit Facility initially was Spyglass Merger Corp. and immediately following completion of the Merger became Serena. The Credit Facility provides for (1) a seven-year term loan in the amount of $400.0 million, which will amortize at a rate of 1.00% per year on a quarterly basis for the first six and three-quarters years after the closing date of the acquisition transactions, with the balance paid at maturity, and (2) a six-year revolving Credit Facility that permits loans in an aggregate amount of up to $75.0 million, which includes a letter of Credit Facility and a swing line facility. In addition, subject to certain terms and conditions, the Credit Facility provides for one or more uncommitted incremental term loan and/or revolving credit facilities in an aggregate amount not to exceed $150.0 million. Proceeds of the term loan on the initial borrowing date were used to partially finance the Merger, to refinance certain indebtedness of Serena and to pay fees and expenses incurred in connection with the Merger. Proceeds of the revolving Credit Facility and any incremental facilities will be used for working capital and general corporate purposes of the Predecessor Company and its restricted subsidiaries.

In the quarter ended July 31, 2006, the Company made a $25 million principal payment on the $400 million senior secured term loan.

Senior Subordinated Notes

We have outstanding $200.0 million principal amount of senior subordinated notes, which bear interest at a rate of 10.375%, payable semi-annually on March 15 and September 15, and which mature on March 15, 2016. Each of our domestic subsidiaries that guarantees the obligations under our senior secured credit agreement will jointly, severally and unconditionally guarantee the notes on an unsecured senior subordinated basis. We do not have any domestic subsidiaries and, accordingly, there are no guarantors. The notes are our unsecured, senior subordinated obligations, and the guarantees, if any, will be unsecured, senior subordinated obligations of the guarantors. The notes are subject to redemption at our option under terms and conditions specified in the indenture related to the notes, and may be redeemed at the option of the holders at 101% of their face amount, plus accrued and unpaid interest, upon certain change of control events.

Subordinated Convertible Notes

On December 15, 2003, we issued an aggregate principal amount of $220.0 million of our 1.5% Convertible Subordinated Securities due 2023, or the convertible subordinated notes, in a private placement. We pay interest on June 15 and December 15 of each year. The first interest payment was made on June 15, 2004. Prior to the consummation of the Merger, the convertible subordinated notes were convertible under certain conditions into shares of Serena common stock at an initial conversion rate of 45.0577 shares per $1,000 principal (representing an initial conversion price of approximately $22.194 per share), subject to certain adjustments. Upon the consummation of the Merger, the convertible subordinated notes became convertible into $24.00 per share of Serena common stock into which such notes were convertible prior to the Merger. Approximately $8,000 of the convertible subordinated notes and an additional $2,000 in conversion premium remained outstanding on July 31, 2006. We expect to repurchase any such notes requested to be repurchased in the future.

Debt Covenants

The subordinated notes and the Credit Facility contain various covenants including limitations on additional indebtedness, capital expenditures, restricted payments, the incurrence of liens, transactions with affiliates and

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

sales of assets. In addition, the Credit Facility requires the Company to comply with certain financial covenants, including leverage and interest coverage ratios and capital expenditure limitations. The Company was in compliance with all of the covenants of the Credit Facility as of July 31, 2006.

(10)    Litigation Related to the Merger

On November 11, 2005, Serena entered into and Agreement and Plan of Merger with Spyglass. As a result of the announcement of the acquisition and beginning on November 11, 2005, several purported class action complaints were filed in the Delaware Chancery Court and the Superior Court of the State of California for the County of San Mateo naming Serena and the then members of our board of directors as defendants. In pursuing these actions, plaintiffs purported to represent stockholders of Serena who were similarly situated with the plaintiffs. Among other things, the complaints alleged that Serena’s then directors breached the fiduciary duties owed to the stockholders in approving the Merger with Spyglass Merger Corp. because they failed to take steps to maximize the value to Serena’s public stockholders.

On February 27, 2006, Serena and the other defendants reached an agreement in principle with the plaintiffs providing for the settlement of the actions. In connection with the settlement, Serena agreed to make available additional information to its stockholders. Some of that information was included in the Merger proxy statement. The remaining additional information was contained in a press release Serena issued on February 28, 2006. In return, the plaintiffs agreed to the dismissal of the actions and to withdraw all motions filed in connection with such actions. In addition, Serena agreed to pay the legal fees and expenses of plaintiffs’ counsel, subject to the approval by the respective courts. This payment did not affect the amount of Merger consideration that was paid to Serena’s stockholders in the Merger. Serena and the other defendants continue to deny plaintiffs’ allegations in the actions but agreed to settle the purported class actions to avoid costly litigation and the risk of delay to the closing of the Merger. On July 31, 2006, the Superior Court conducted a hearing to consider the settlement, but has not, as of the filing of this quarterly report, issued a final order approving, modifying or rejecting the settlement. In the event the Superior Court approves the settlement, the parties will submit the settlement to the Chancery Court for approval. There is no assurance that the respective courts will approve the settlement. The settlement amount, including legal fees associated with the litigation settlement, has been accrued at January 31, 2006, and is included in acquisition-related and restructuring charges and accruals.

(11)    Derivative Instruments and Hedging Activities

The Company accounts for derivative instruments in accordance with the provisions of SFAS 133, as amended by SFAS 138 and SFAS 149. The Company utilizes certain derivative instruments to enhance its ability to manage risk relating to interest rate exposure. Derivative instruments are entered into for periods consistent with the related underlying exposures and are not entered into for speculative purposes. The Company documents all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking various hedge transactions. In the second fiscal quarter ended July 31, 2006, the Company entered into an interest rate swap transaction to effectively convert the variable interest rate on a portion of its $400.0 million senior secured term loan to a fixed rate. The swap, which expires on April 10, 2010, is recorded on the balance sheet at fair value in accordance with SFAS 133. The swap has not been designated as a hedge and accordingly, changes in the fair value of the derivative are recognized in the statement of operations. The notional amount of the swap is $250.0 million initially and amortizes down over time to $126.0 million at the time the swap transaction expires on April 10, 2010. Under the terms of the swap, the company will pay an interest rate equal to the initial period LIBOR setting rate, set in arrears. In exchange, the Company will receive a fixed rate equal to 5.38%.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to safe harbors under the Securities Act of 1933 and the Securities Exchange Act of 1934. These forward-looking statements include, but are not limited to, statements about financial projections, operational plans and objectives, future economic performance and other projections and estimates contained in this report. When used in this report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions identify forward-looking statements. Because these forward-looking statements involve risks and uncertainties, they are subject to important factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements, including those factors discussed below under “Factors That May Affect Future Results” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 2 of Part I of this report. We assume no obligation to update any forward-looking statements contained in this report.

Overview

We are the largest global independent software company in terms of revenue focused solely on managing change across information technology, or IT, environments. Our products and services are used to manage and control change in mission critical technology and business process applications. Our software configuration management, business process management, helpdesk and requirements management solutions enable our customers to improve process consistency, enhance software integrity, mitigate risks, support regulatory compliance and boost productivity. Our revenue is generated by software licenses, maintenance contracts and professional services. Our customers rely on our software products, which are typically embedded within their IT environment, and are generally accompanied by renewable annual maintenance contracts.

On March 10, 2006, Spyglass Merger Corp., an affiliate of Silver Lake Partners, a private equity firm, merged with and into Serena, a transaction we refer to in this report as the merger. Pursuant to the merger, Serena stockholders received $24.00 in cash in exchange for each share of stock, except that certain members of our management team retained a portion of their shares of Serena common stock and/or options to purchase Serena common stock after the merger. As a result of the merger, our common stock ceased to be traded on the NASDAQ National Market and we became a privately-held company, with approximately 56.5% of our common stock on a fully diluted basis owned by investment funds affiliated with Silver Lake Partners.

None of the $220.0 million of Serena convertible subordinated notes were converted into Serena common stock prior to the effective time of the merger, and so all the convertible subordinated notes became convertible into cash, following the merger, in an amount of $24.00 for each share of Serena common stock into which the convertible subordinated notes were convertible prior to the merger. Approximately $8,000 of the convertible subordinated notes, excluding conversion premiums totaling $2,000, remained outstanding on July 31, 2006. Holders had been able to convert such notes into cash in connection with the merger through March 25, 2006. On May 15, 2006, we extended the date on which holders could convert such notes into cash to May 30, 2006. On May 30, 2006, all but $8,000 of such notes, excluding the conversion premium of $2,000, were converted into cash.

In connection with the merger, Spyglass, the Silver Lake investors, Mr. Troxel and the Troxel investors entered into a stockholders agreement which required that, until the earlier of a control event or an initial public offering of shares of our common stock, the parties to that agreement that beneficially own shares of our common stock will vote those shares to elect a board of directors having a specified composition.

Also, in connection with the merger, we entered into a senior secured credit agreement, issued senior subordinated notes, and entered into other related transactions, which we refer to collectively as the acquisition transactions. After consummation of the acquisition transactions, we are highly leveraged. As of July 31, 2006, we had outstanding $575.0 million in aggregate indebtedness, including the conversion premium on the convertible subordinated notes, with an additional $75.0 million of borrowing capacity available under our new revolving credit facility. Our liquidity requirements are significant, primarily due to debt service requirements. On a pro forma basis, after giving effect to the acquisition transactions, our cash interest expense for the fiscal year ended January 31, 2006 would have been $51.1 million.

We derive our revenue from software licenses, maintenance and professional services. Our distributed systems products are licensed on a per user seat basis. Customers typically purchase mainframe products under million instructions per second, or MIPS-based, perpetual licenses. Mainframe software products and applications are usually priced based on hardware computing capacity. The higher a hardware’s MIPS capacity, the more expensive a software license will be.

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

Professional services revenue is derived from technical consulting and educational services. Our professional services are typically billed on a time and materials basis and revenue is recognized as the related services are performed. Maintenance revenue and professional services revenue have lower gross profit margins than software license revenue as a result of the costs inherent in operating our customer support and professional services organizations.

In the current fiscal quarter ended July 31, 2006, when compared to the same quarter a year ago, total revenues remained essentially unchanged, as total revenues for such period were $59.2 million versus $59.4 million in the same period from a year ago. The slight decrease in total revenues was primarily due to the maintenance revenue write-down to fair value in connection with the merger offset by improvements in our consulting business, fueled in part by continued increases in large engagements. In the current fiscal six months ended July 31, 2006, when compared to the same six months a year ago, total revenues decreased 5%, as total revenues were $114.1 million in the current fiscal six months versus $120.7 million in the same six months a year ago. The decrease in total revenues was primarily the result of slower seasonal software purchasing activity and distractions related to the merger, and the maintenance revenue write-down to fair value in connection with the merger; all partially offset by improvements in our consulting business, fueled in part by continued increases in large engagements.

In the current fiscal quarter and fiscal six months ended July 31, 2006, 71% and 72%, respectively, of our total software license revenue came from our distributed systems products and 29% and 28%, respectively, came from our mainframe products.

Historically, our revenue has been generally attributable to sales in North America, Europe and to a lesser extent Asia Pacific. Revenue attributable to sales in North America accounted for approximately 65% of our total revenue for both the current fiscal quarter and fiscal six months ended July 31, 2006, as compared to 71% and 66% in the same quarter and six months, respectively, a year ago.

Our international revenue is attributable principally to our European operations. International revenue accounted for approximately 35% of our total revenue for both the current fiscal quarter and fiscal six months ended July 31, 2006, as compared to 29% and 34% in the same quarter and six months, respectively, a year ago.

Critical Accounting Policies and Estimates

This discussion is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. In many instances, we could have reasonably used different accounting estimates, and in other instances changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from the estimates made by us. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation of our financial condition or results of operations could be affected.

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

In addition to these estimates and assumptions that we utilize in the preparation of historical financial statements, the inability to properly estimate the timing and amount of future revenue could significantly affect our future operations. We must make assumptions and estimates as to the timing and amount of future revenue. Specifically, our sales personnel monitor the status of all proposals, including the estimated closing date and potential dollar amount of such transactions. We aggregate these estimates periodically to generate a sales pipeline and then evaluate the pipeline to identify trends in our business. This pipeline analysis and related estimates of revenue may differ significantly from actual revenue in a particular reporting period as the estimates and assumptions were made using the best available data at the time, which is subject to change. Specifically, slowdowns in the global economy and information technology spending has caused and may continue to cause customer purchasing decisions to be delayed, reduced in amount or cancelled, all of which have reduced and could continue to reduce the rate of conversion of the pipeline into contracts. A variation in the pipeline or the conversion rate of the pipeline into contracts could cause us to plan or budget inaccurately and thereby could adversely affect our business, financial condition or results of operations. In addition, because a substantial portion of our software license contracts close in the latter part of a quarter, we may not be able to adjust our cost structure to respond to a variation in the conversion of the pipeline in a timely manner, and thereby the delays may adversely and materially affect our business, financial condition or results of operations.

We believe the following are critical accounting policies and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition.    We recognize revenue in accordance with Statement of Position, or SOP, 97-2, Software Revenue Recognition, as amended by SOP 98-9, and recognize revenue when all of the following criteria are met as set forth in paragraph 8 of SOP 97-2: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the fee is fixed or determinable and (4) collectibility is probable.

For contracts with multiple elements (e.g., license and maintenance), revenue is allocated to each component of the contract based on vendor specific objective evidence, or VSOE, of its fair value, which is the price charged when the elements are sold separately. Since VSOE of fair value has not been established for software licenses, the residual method is used to allocate revenue to the license portion of multiple-element arrangements.

We sell our products to our end users and distributors under license agreements or purchase orders. Software license revenue from license agreements or purchase orders is recognized upon receipt and acceptance of a signed contract or purchase order and delivery of the software, provided the related fee is fixed or determinable and collection of the fee is probable. If an acceptance period is required, revenue is recognized upon the earlier of customer acceptance or the expiration of the acceptance period, as defined in the applicable software license agreement. Each new mainframe license includes maintenance, which includes the right to receive telephone support, “bug fixes” and unspecified upgrades and enhancements, for a specified duration of time, usually one year. The fee associated with such agreements is allocated between software license revenue and maintenance revenue based on the residual method.

We recognize maintenance revenue ratably over the life of the related maintenance contract. Maintenance contracts on perpetual licenses generally renew annually. We typically invoice and collect maintenance fees on an annual basis at the anniversary date of the license. Deferred revenue represents amounts received by us in advance of performance of the maintenance obligation. Professional services revenue includes fees derived from the delivery of training, installation, and consulting services. Revenue from training, installation, and consulting services is recognized on a time and materials basis as the related services are performed. These services do not involve significant production, modification or customization of the software and the services are not essential to the functionality of the software.

Stock-based Compensation.    Effective February 1, 2006, we adopted the provisions of, and accounted for stock-based compensation in accordance with, the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123R (“SFAS 123R”), “Share-Based Payment”. We elected the modified prospective application method of adoption, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Under the fair value recognition provisions of SFAS 123R stock-based compensation cost is measured at the grant date based on the fair value of the award over the requisite service period, which is the vesting period. For stock-based awards granted on or after February 1, 2006, we have elected the graded-vesting attribution method for recognizing stock-based compensation expense over the requisite service period for each separately vesting tranche of awards as though the awards were, in substance, multiple awards. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation costs estimated for the SFAS No. 123 pro forma disclosures.

We currently use the Black-Scholes option pricing model to determine the fair value of stock options. The determination of the fair value of stock-based awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.

We estimate the expected term of options granted based on observed and expected time to post-vesting exercise and/or cancellations. Expected volatility is based on the combination of historical volatility of our common stock and our peer group’s common stock over the period commensurate with the expected life of the options. We base the risk-free interest rate that we use in the option pricing model on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options. We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option pricing model. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use forecasted projections to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. All stock-based awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods.

If factors change and we employ different assumptions for estimating stock-based compensation expense in future periods or if we decide to use a different valuation model, the future periods may differ significantly from what we have recorded in the current period and could materially affect our operating income, net income and net income per share.

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable, characteristics not present in our option grants.

Existing valuation models, including the Black-Scholes and lattice binomial models, may not provide reliable measures of the fair values of our stock-based compensation. Consequently, there is a risk that our estimates of the fair values of our stock-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those stock-based payments in the future. Certain stock-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that are significantly higher than the fair values originally estimated on the grant date and reported in our financial statements. There currently is no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values.

The guidance in SFAS 123R and SAB 107 is relatively new. The application of these principles may be subject to further interpretation and refinement over time. There are significant differences among valuation models, and there is a possibility that we will adopt different valuation models in the future. This may result in a lack of consistency in future periods and materially affect the fair value estimate of stock-based payments. It may also result in a lack of comparability with other companies that use different models, methods and assumptions.

Stock-based compensation expense related to employee stock options and restricted stock awards recognized under SFAS 123R for the Predecessor period running from February 1, 2006 through March 9, 2006 was $18.7 million and for the Successor period running from March 10, 2006 through July 31, 2006 was $6.3 million.

See Note 4 of our condensed consolidated financial statements for further information regarding the SFAS 123R disclosures.

Valuation of Long-Lived Assets, Including Goodwill.    In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” assets such as property, plant and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events or changes in circumstances include, but are not limited to, a significant decrease in the fair value of the underlying business or asset, a significant decrease in the benefits realized from the acquired business or asset, difficulties or delays in integrating the business, or a significant change in the operations of the acquired business or use of an asset. Recoverability of long-lived assets other than goodwill is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Significant management judgment is required in identifying a triggering event that arises from a change in circumstances; forecasting future operating results; and estimating the proceeds from the disposition of long-lived or intangible assets. Material impairment charges could be necessary should different conditions prevail or different judgments be made. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and would be no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

To date, there has been no significant impairment of long-lived assets.

In accordance with SFAS No. 142, goodwill is tested annually for impairment in the fourth quarter of each fiscal year, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. Factors we consider important which could trigger an impairment review include, but are not limited to, significant under-performance relative to expected, historical or projected future operating results, significant changes in the manner of our use of acquired assets or the strategy for our overall business, or significant negative economic trends. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. This determination is made at the reporting unit level and consists of two steps. First, we determine the fair value of a reporting unit and compare it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill.

We completed this test during the fourth quarters of fiscal year 2004, fiscal year 2005 and fiscal year 2006, and we have not recorded an impairment loss on goodwill.

Accounting for Income Taxes.    Income taxes are recorded using the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We assess the likelihood that deferred tax assets will be recoverable from future taxable income and a valuation allowance is provided if it is determined more likely than not that some portion of the deferred tax assets will not be realized.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.

Historical Results of Operations

The following table sets forth our historical results of operations expressed as a percentage of total revenue and is not necessarily indicative of the results for any future period. Historical results include the post-acquisition results of TeamShare, Inc., or TeamShare, from June 5, 2003, Merant plc, or Merant, from April 23, 2004, Integrated Chipware’s RTM product from June 21, 2004 and the Apptero product from March 7, 2005.

For purposes of the six months ended July 31, 2006 discussed herein, we have aggregated the Predecessor period from February 1, 2006 through March 9, 2006 and the Successor period from March 10, 2006 through July 31, 2006, without further adjustment. The supplemental aggregate disclosures and discussions are not in accordance with, or an alternative for, generally accepted accounting principles, and are provided solely for the purpose of providing additional supplemental information when comparing the Predecessor period from February 1, 2006 through March 9, 2006 plus the Successor period from March 10, 2006 through July 31, 2006 to the Predecessor six month period ended July 31, 2005.

The following table sets forth our results of operations expressed as a percentage of total revenue. These operating results for the periods presented are not necessarily indicative of the results for the full fiscal year or any other period.

	Successor	Predecessor		Successor	Predecessor
			Six Months Ended July 31, 2006
	Three Months Ended July 31,		For the Period From February 1, 2006 to March 9, 2006	For the Period From March 10, 2006 to July 31, 2006	Six Months Ended July 31, 2005
	2006	2005
Revenue:
Software licenses	32%	32%	14%	33%	34%
Maintenance	54%	57%	71%	52%	56%
Professional services	14%	11%	15%	15%	10%

Total revenue	100%	100%	100%	100%	100%

Cost of revenue:
Software licenses	1%	2%	1%	1%	1%
Maintenance	6%	6%	7%	6%	6%
Professional services	14%	10%	16%	14%	10%
Amortization of acquired technology	14%	7%	9%	14%	7%

Total cost of revenue	35%	25%	33%	35%	24%

Gross profit	65%	75%	67%	65%	76%

Operating expenses:
Sales and marketing	31%	28%	33%	30%	29%
Research and development	15%	14%	18%	15%	14%
General and administrative	10%	8%	9%	10%	8%
Amortization of intangible assets	16%	4%	5%	15%	4%
Acquired in-process research and development	—	—	—	4%	—
Restructuring, acquisition and other charges	1%	—	213%	1%	—

Total operating expenses	73%	54%	278%	76%	55%

Operating (loss) income	(8)%	21%	(211)%	(10)%	21%
Interest income	1%	2%	5%	2%	2%
Interest expense	(21)%	(1)%	(2)%	(21)%	(1)%
Change in fair value of derivative instrument	(1)%	—	—	(1)%	—
Amortization of debt issuance costs	(1)%	(1)%	(10)%	(1)%	(1)%

(Loss) income before income taxes	(30)%	21%	(218)%	(31)%	21%
Income tax (benefit) expense	(11)%	7%	(42)%	(11)%	7%

Net (loss) income	(19)%	14%	(176)%	(20)%	14%

Revenue

We derive revenue from software licenses, maintenance, and professional services. Our total revenue decreased $0.2 million, or 0%, to $59.2 million in the fiscal quarter ended July 31, 2006 from $59.4 million in the same quarter a year ago. For the six months ended July 31, 2006, total revenue decreased $6.6 million, or 5%, to $114.1 million from $120.7 million in the same six month period a year ago.

The following table summarizes software licenses, maintenance and professional services revenues for the periods indicated (in thousands, except percentages):

	Successor	Predecessor			Predecessor	Successor	Aggregate	Predecessor
					Six Months Ended July 31, 2006
	Three Months Ended July 31,		Increase (Decrease)		For the Period From February 1, 2006 to March 9, 2006	For the Period From March 10, 2006 to July 31, 2006	Six Months Ended July 31, 2006	Six Months Ended July 31, 2005	Increase (Decrease)
	2006	2005	In Dollars	In %					In Dollars	In %
Revenue:
Software licenses	$18,742	$18,821	$(79)	—	$2,847	$31,143	$33,990	$40,999	$(7,009)	(17)%
Maintenance	31,821	34,218	(2,397)	(7)%	13,989	49,241	63,230	67,214	(3,984)	(6)%
Professional services	8,659	6,366	2,293	36%	2,872	14,005	16,877	12,501	4,376	35%

Total revenue	$59,222	$59,405	$(183)	—	$19,708	$94,389	$114,097	$120,714	$(6,617)	(5)%

Software Licenses.    Software licenses revenue as a percentage of total revenue was 32% and 30% in the current fiscal quarter and fiscal six months ended July 31, 2006, respectively, as compared to 32% and 34% in the same quarter and six months, respectively, a year ago. For the current fiscal six months, when compared to the same six months a year ago, the decrease in total software licenses revenue is predominantly due to decreases in our mainframe license revenue, for the most part coming from sales of ChangeMan ZMF, and to a lesser extent, decreased sales of our distributed systems license revenue, due predominantly to slower seasonal buying patterns and distractions related to the merger. Sales of our distributed systems products make up an increasing proportion of total software licenses revenue. Distributed systems products accounted for $13.4 million or 71% and $24.5 million or 72% of total software licenses revenue in the current fiscal quarter and fiscal six months ended July 31, 2006, respectively, as compared to $12.0 million or 64% and $27.0 million or 66% in the same quarter and six months, respectively, a year ago. We expect that our Dimensions, Professional, and TeamTrack family of products will continue to account for a substantial portion of software license revenue in the future.

Maintenance.    Maintenance revenue as a percentage of total revenue was 54% and 55% in the current fiscal quarter and fiscal six months ended July 31, 2006, respectively, as compared to 57% and 56% in the same quarter and six months, respectively, a year ago. For the fiscal quarter and fiscal six months ended July 31, 2006, when compared to the same periods a year ago, the decrease in maintenance revenue is due to the maintenance revenue write-down to fair value in connection with the merger totaling $4.7 million and $8.0 million in the current fiscal quarter and fiscal six months ended July 31, 2006, respectively. Without the write-down, the increase in absolute dollars is due to growth of our installed software license base, as new licenses generally include one year of maintenance, and to a lesser extent maintenance price increases.

Professional Services.    Professional services revenue as a percentage of total revenue was 14% and 15% in the current fiscal quarter and fiscal six months ended July 31, 2006, respectively, as compared to 11% and 10% in the same quarter and six months, respectively, a year ago. For both the fiscal quarter and six months, when compared to the same quarter and six months a year ago, the increase is predominantly due to the continued improvement in our consulting business, fueled in part by continued increases in large engagements. In general, professional services revenue is attributable to consulting opportunities resulting from our installed customer base and our expanded consulting service capabilities. We expect professional services revenue to grow slightly in absolute dollars in the near term.

Cost of Revenue

Cost of revenue, which consists of cost of software licenses, cost of maintenance, cost of professional services, and amortization of acquired technology, was 35% and 34% of total revenue in the current fiscal quarter and fiscal six months ended July 31, 2006, respectively, as compared to 25% and 24% in the same quarter and six months, respectively, a year ago.

The following table summarizes cost of revenue for the periods indicated (in thousands, except percentages):

	Successor	Predecessor			Predecessor	Successor	Aggregate	Predecessor
					Six Months Ended July 31, 2006
	Three Months Ended July 31,		Increase (Decrease)		For the Period From February 1, 2006 to March 9, 2006	For the Period From March 10, 2006 to July 31, 2006	Six Months Ended July 31, 2006	Six Months Ended July 31, 2005	Increase (Decrease)
	2006	2005	In Dollars	In %					In Dollars	In %
Cost of revenue:
Software licenses	$647	$919	$(272)	(30)%	$238	$1,099	$1,337	$1,522	$(185)	(12)%
Maintenance	3,412	3,270	142	4%	1,375	5,219	6,594	6,697	(103)	(2)%
Professional services	8,178	6,117	2,061	34%	3,035	12,804	15,839	11,970	3,869	32%
Amortization of acquired technology	8,589	4,379	4,210	96%	1,786	13,471	15,257	8,546	6,711	79%

Total cost of revenue	$20,826	$14,685	$6,141	42%	$6,434	$32,593	$39,027	$28,735	$10,292	36%

Percentage of total revenue	35%	25%			33%	35%	34%	24%

Software Licenses.    Cost of software licenses consists principally of fees associated with integrating third party technology into our Professional and Dimensions distributed systems products and, to a lesser extent, salaries, bonuses, and other costs associated with our product release organization. Cost of software licenses as a percentage of total software licenses revenue was 3% and 4% in the current fiscal quarter and fiscal six months ended July 31, 2006, respectively, as compared to 5% and 4% in the same quarter and six months, respectively, a year ago. The decreases in absolute dollars and as a percentage of total software licenses revenue are primarily due to decreases in distributed systems licenses containing fees associated with integrating third party technology.

Maintenance.    Cost of maintenance consists primarily of salaries, bonuses, and other costs associated with our customer support organization. Cost of maintenance as a percentage of total maintenance revenue was 11% and 10% in both the current fiscal quarter and fiscal six months ended July 31, 2006, as compared to 10% in both the same quarter and six months a year ago. For current fiscal quarter, when compared to the same quarter a year ago, in absolute dollar terms, the slight increase of our cost of maintenance is primarily attributable to an increase in stock-based compensation costs as a result of adopting SFAS 123R at the beginning of fiscal year 2007 and increases in expenses associated with our customer support organization, as a result of the growth in both our maintenance revenue and installed customer base with our acquisition of Merant late in the first quarter of fiscal 2005, and to a lesser extent, the increase in our installed customer base resulting from the RTM technology acquisition in the second quarter of fiscal 2005. For the current fiscal six months, when compared to the same six months a year ago, in absolute dollar terms, the slight decrease of our cost of maintenance is primarily attributable to cost synergies associated with the growth in both maintenance revenue and our installed customer base; all partially offset by an increase in stock-based compensation costs as a result of adopting SFAS 123R at the beginning of fiscal year 2007.

Professional Services.    Cost of professional services consists of salaries, bonuses, and other costs associated with supporting and growing our professional services organization. Cost of professional services as a percentage of total professional services revenue was 94% in both the current fiscal quarter and fiscal six month periods ended July 31, 2006, as compared to 96% in both the same quarter and six month periods, a year ago. For the current fiscal quarter and six months ended July 31, 2006, when compared to the same quarter and six month period a year ago, the increase in the cost of professional services in absolute dollars is predominantly due to increases in expenses to support higher professional services revenue and an increase in stock-based compensation costs as a result of adopting SFAS 123R at the beginning of fiscal year 2007. As a percentage of total professional services revenue, the margin improvement in the three and six months ended July 31, 2006, when compared to the same three and six months a year ago, is the result of the rate of growth in costs associated with our professional services organizations being less than the rate of growth in professional services revenue.

Amortization of Acquired Technology.    In connection with merger in March 2006 and a small technology acquisition also in March 2006, we have recorded $171.8 million in acquired technology, offset by amortization totaling $13.5 million in the six months ended July 31, 2006. For both the current fiscal quarter and fiscal six month periods ended July 31, 2006, when compared to the same periods a year ago, the increase in amortization expense was predominantly due to the acquired technology recorded in connection with the Company’s merger. We expect to record $8.6 million per quarter in amortization expense over the remaining two quarters of fiscal year 2007 and quarterly thereafter for approximately the following four fiscal years.

Operating Expenses

The following table summarizes operating expenses for the periods indicated (in thousands, except percentages):

	Successor	Predecessor			Predecessor	Successor	Aggregate	Predecessor
					Six Months Ended July 31, 2006
	Three Months Ended July 31,		Increase (Decrease)		For the Period From February 1, 2006 to March 9, 2006	For the Period From March 10, 2006 to July 31, 2006	Six Months Ended July 31, 2006	Six Months Ended July 31, 2005	Increase (Decrease)
	2006	2005	In Dollars	In %					In Dollars	In %
Operating expenses:
Sales and marketing	$18,450	$16,759	$1,691	10%	$6,520	$28,492	$35,012	$34,658	$354	1%
Research and development	9,026	8,593	433	5%	3,555	14,136	17,691	17,504	187	1%
General and administrative	6,082	4,490	1,592	36%	1,806	9,734	11,540	9,160	2,380	26%
Amortization of intangible assets	9,075	2,582	6,493	252%	1,098	14,247	15,345	5,396	9,949	184%
Acquired in-process research and development	—	—	—	—	—	4,100	4,100	—	4,100	—
Restructuring, acquisition and other charges	495	—	495	—	41,916	601	42,517	—	42,517	—

Total operating expenses	$43,128	$32,424	$10,704	33%	$54,895	$71,310	$126,205	$66,718	$59,487	89%

Percentage of total revenue	73%	54%			278%	76%	111%	55%

Sales and Marketing.    Sales and marketing expenses consist primarily of salaries, commissions and bonuses, payroll taxes, and employee benefits as well as travel, entertainment, and marketing expenses. Sales and marketing expenses as a percentage of total revenue were 31% in both the current fiscal quarter and fiscal six months ended July 31, 2006, as compared to 28% and 29% in the same quarter and six months, respectively, a year ago. For the current fiscal quarter and six months ended July 31, 2006, when compared to the same quarter and six months a year ago, in both absolute dollars and as a percentage of total revenue, the increases are the result of increases in stock-based compensation expenses associated with the adoption of SFAS 123R at the beginning of fiscal year 2007. In absolute dollar terms, we expect sales and marketing expenses to increase as we continue to hire additional sales and marketing personnel, market our distributed systems products, and undertake additional marketing programs.

Research and Development.    Research and development expenses consist primarily of salaries, bonuses, payroll taxes, employee benefits and costs attributable to research and development activities. Research and development expenses as a percentage of total revenue were 15% and 16% in the current fiscal quarter and fiscal six months ended July 31, 2006, respectively, as compared to 14% in both the same quarter and six months a year ago. For the current fiscal quarter and the fiscal six months ended July 31, 2006, when compared to the same quarter and six months a year ago, the increase in research and development expenses in absolute dollars is primarily attributable to increases in stock-based compensation expenses associated with the adoption of SFAS 123R at the beginning of fiscal year 2007. As a percentage of total revenue, research and development expenses increased in the current fiscal quarter and fiscal six months ended July 31, 2006 when compared to the same quarter and six months a year ago, as a result of expenses growing slightly faster than revenue after the deferred maintenance write-down from the merger. We expect research and development expenses to increase, both in absolute dollar terms and as a percentage of total revenue, as we localize our products and hire additional research and development personnel primarily to develop our distributed systems product suite.

General and Administrative.    General and administrative expenses consist primarily of salaries, bonuses, payroll taxes, benefits, and certain non-allocable administrative costs, including legal and accounting fees and bad debt. General and administrative expenses as a percentage of total revenue were 10% in both the current fiscal quarter and fiscal six month periods ended July 31, 2006, as compared to 8% in both the same quarter and six month periods, a year ago. For the current fiscal quarter and fiscal six months ended July 31, 2006, when compared to the same quarter and six months a year ago, the increases in general and administrative expenses in both absolute dollars and as a percentage of total revenue are primarily due to stock-based compensation expense associated with the adoption of SFAS 123R in the beginning of fiscal year 2007. We expect general and administrative expenses to increase in absolute dollar terms as we expand our infrastructure and our operations in the future.

Amortization of Intangible Assets.    In connection with the merger, we recorded $290.4 million in identifiable intangible assets, offset by amortization totaling $14.2 million in the six months ended July 31, 2006. We expect to record $9.1 million per quarter in amortization expense over the remaining two quarters of fiscal year 2007 and quarterly thereafter for approximately the following seven fiscal years.

Acquired In-Process Research and Development.    In connection with the merger, we recognized a charge in the three months ended April 30, 2006 of $4.1 million for acquired in-process research and development. See Note 3 to our unaudited condensed financial statements included elsewhere in this report for additional information related to the acquired in-process research and development charge.

Restructuring, acquisition and other charges.    In connection with the merger we have incurred and expect to incur transaction, restructuring, acquisition and other charges related to the merger that are not part of ongoing operations. Such charges included certain employee payroll, severance and other employee related costs associated with transitional activities that are not part of ongoing operations, and travel and other direct costs associated with the merger. See Note 5 to our condensed consolidated financial statements for additional information related to the restructuring, acquisition and other charges.

Interest Income, Interest Expense and Amortization of Debt Issuance Costs

The following table summarizes other income (expense) for the periods indicated (in thousands, except percentages):

	Successor	Predecessor				Predecessor	Successor	Aggregate	Predecessor
						Six Months Ended July 31, 2006
	Three Months Ended July 31,		Increase (Decrease)			For the Period From February 1, 2006 to March 9, 2006	For the Period From March 10, 2006 to July 31, 2006	Six Months Ended July 31, 2006	Six Months Ended July 31, 2005	Increase (Decrease)
	2006	2005	In Dollars	In %						In Dollars	In %
Other income (expense):
Interest income	$598	$1,378	$(780)	(57)%		$856	$2,185	$3,041	$2,490	$551	22%
Interest expense	(12,515)	(825)	(11,690)		(*)	(355)	(19,880)	(20,235)	(1,650)	(18,585)		(*)
Change in fair value of derivative instrument	(574)	—	(574)	—		—	(574)	(574)	—	(574)	—
Amortization of debt issuance costs	(450)	(335)	(115)	34%		(1,931)	(732)	(2,663)	(670)	(1,993)	298%

Total other income (expense)	$(12,941)	$218	$(13,159)		(*)	$(1,430)	$(19,001)	$(20,431)	$170	$(20,601)		(*)

Percentage of total revenue	(22%)	—				(7%)	(21%)	(18%)	—

(*)	Percentage is not meaningful.

Interest Income.    For the current fiscal quarter ended July 31, 2006, when compared to the same quarter a year ago, the dollar decrease in interest income is predominantly due to decreases in balances on interest-bearing accounts, such as cash and cash equivalents, and both short and long-term investments, resulting from the merger in which the Company paid approximately $826 million in cash in the first fiscal quarter ended April 30, 2006; all partially offset by increases in cash balances resulting from the accumulation of earnings and higher yields. For the current fiscal six months ended July 31, 2006, when compared to the same six months a year ago, the dollar increase in interest income is predominantly due to increases in cash balances from the accumulation of earnings and higher yields, partially offset by decreases in cash balances in the quarter ended April 30, 2006 resulting from merger.

Interest Expense.    For the three and six months ended July 31, 2006, when compared to the same three and six months a year ago, the dollar increase in interest expense is predominantly due to the debt associated with the merger which accrued interest as of March 10, 2006. In addition, on December 15, 2003, we issued convertible subordinated notes and we record interest expense in connection with such notes for the each fiscal quarter of $825,000. Upon consummation of the merger in March 2006, no interest expense associated with our convertible subordinated notes was recorded in the three months or six months ended July 31, 2006, since such notes have been or will be converted to equity as part of the merger and therefore all interest would have been forfeited. See Notes 2 and 9 to our condensed consolidated financial statements for additional information related to the merger with Spyglass Merger Corp. and related debt.

Change in fair value of derivative instrument.    We use an interest rate swap as part of our interest rate risk management strategy. In the second fiscal quarter ended July 31, 2006, we entered into an interest rate swap transaction to effectively convert the variable interest rate on a portion of the $400.0 million senior secured term loan to a fixed rate. The swap, which expires on April 10, 2010, is recorded on the balance sheet at fair value in accordance with SFAS 133. The swap has not been designated as a hedge, and accordingly, changes in the fair value of the derivative are recognized in the statement of operations. The notional amount of the swap is $250.0 million initially and amortizes down over time to $126.0 million at the time the swap transaction expires on April 10, 2010. Under the terms of the swap, we will pay an interest rate equal to the initial period LIBOR setting rate, set in arrears. In exchange, we will receive a fixed rate equal to 5.38%. In the current fiscal quarter ended July 31, 2006, we recorded $0.6 million related to the changes in the fair value of the derivative.

Amortization of Debt Issuance Costs.    In connection with the merger, we recorded $16.1 million in debt issuance costs, offset by amortization totaling $0.7 million for the six months ended July 31, 2006. We expect to record $0.4 million per quarter in amortization expense over the remaining two quarters of fiscal year 2007 and quarterly thereafter for approximately the following seven fiscal years.

Income Taxes

Income Taxes.    Income tax benefits were $6.6 million and $18.4 million in the current fiscal quarter and fiscal six months ended July 31, 2006, respectively, as compared to income tax expense of $4.0 million and $8.8 million in the same quarter and six months, respectively, a year ago. Our projected effective income tax rate benefit for fiscal year 2007 is 26%, and excluding the impact of the one-time in-process research and development charge of $4.1 million and related acquisition expenses taken in the six months ended July 31, 2006, would have been an income tax rate benefit of 38%. Our effective income tax rate for fiscal year 2006 was 53%, and excluding the impact of the one-time in-process research and development charge of $10.4 million taken in the three months ended July 31, 2005, would have been 35%. Our effective income tax rate has historically benefited from the U.S. research and experimentation tax credit and tax benefits generated from export sales made from the United States.

Liquidity and Capital Resources

Cash, cash equivalents and investments.    Since our inception, we have financed our operations and met our capital expenditure requirements through cash flows from operations. As of July 31, 2006, we had $55.5 million in cash and cash equivalents, and an additional $3.3 million in short-term investments.

Net cash provided by operating activities.    Cash flows provided by operating activities were $46.7 million and $39.6 million in the six months ended July 31, 2006 and the same period a year ago, respectively. In the six months ended July 31, 2006, our cash flows provided by operating activities exceeded net loss principally due to the inclusion of acquisition related charges and non-cash expenses in net loss, a decrease in accounts receivable, and cash collections in advance of revenue recognition for maintenance contracts; all partially offset by a decrease in income taxes payable, accrued expenses and accounts payable. In the same period a year ago, our cash flows provided by operating activities exceeded net income principally due to the inclusion of non-cash expenses in net income, a decrease in accounts receivable, an increase in income taxes payable, and cash collections in advance of revenue recognition on maintenance contracts; all partially offset by decreases in accrued expenses and accounts payable, and an increase in prepaid expenses and other assets.

Net cash used in investing activities.    Net cash used in investing activities was $787.3 million and $44.6 million in the six months ended July 31, 2006 and the same period a year ago, respectively. In the six months ended July 31, 2006, net cash used in investing activities related to cash paid in the merger including acquisition related costs totaling $856.3 million, acquisition related costs paid in connection with the acquisition of Data Scientific Corp., Merant plc., and Apptero Inc., totaling $3.0 million, $0.8 million and $0.4 million, respectively, and the purchase of computer equipment and office furniture and equipment totaling $1.7 million; all partially offset by net sales of short and long-term investments totaling $71.6 million and the removal of restrictions on restricted cash totaling $3.3 million. In the same period a year ago, net cash used in investing activities related to net purchases of short and long-term investments totaling $36.9 million, acquisition related costs paid in connection with the acquisitions of Apptero Inc., and Merant plc. each totaling $3.1 million, and the purchase of computer equipment and office furniture and equipment totaling $1.5 million.

Net cash provided by (used in) financing activities.    Net cash provided by financing activities was $647.6 million in the six months ended July 31, 2006 and net cash used in financing activities was $40.2 million in the same period a year ago. In the six months ended July 31, 2006, net cash provided by financing activities related to our incurring debt in the context of the merger to finance the merger in the form of a senior secured term loan and senior subordinated notes totaling $400.0 million and $200.0 million, respectively, equity contributions from Silver Lake investors and management totaling $335.8 million, and to a lesser extent, the exercise of stock options under our employee stock option plan totaling $1.1 million; all partially offset by the payment of convertible subordinated notes including the conversion premium totaling $237.9 million, the payment of principal and interest on the senior secured term loan totaling $25.0 million and $7.5 million, respectively, debt issuance costs paid totaling $15.6 million, and payments made to the Employee Benefits Trust totaling $3.2 million. In the same six months a year ago, net cash used in financing activities related to common stock repurchased under the stock repurchase plan totaling $48.6 million; partially offset by the exercise of stock options under our employee stock option plan totaling $6.6 million, and the sale of common stock under the employee stock purchase plan totaling $1.8 million.

Contractual Obligations and Commitments

After consummation of the acquisition transactions, we are highly leveraged. As of July 31, 2006, we had outstanding $575.0 million in aggregate indebtedness, with an additional $75.0 million of borrowing capacity available under our new revolving credit facility. Our liquidity requirements are significant, primarily due to debt service requirements. On a pro forma basis, after giving effect to the acquisition transactions, our cash interest expense for the six months ended July 31, 2006 and fiscal year ended January 31, 2006 would have been $25.4 million and $51.1 million, respectively.

We believe that current cash and short-term investments, and cash flows from operations will satisfy our working capital and capital expenditure requirements through fiscal year 2007. At some point in the future we may require additional funds for either operating or strategic purposes and may seek to raise the additional funds through public or private debt or equity financing. If we ever need to seek additional financing, there is no assurance that this additional financing will be available, or if available, will be on reasonable terms and not legally or structurally senior to or on parity with the notes.

The following is a summary of our various contractual commitments, including non-cancelable operating lease agreements for office space that expire between calendar years 2006 and 2013. All periods start from August 1, 2006.

	Successor
	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
	(in thousands)
Operating lease obligations	$12,720	$3,890	$5,476	$3,354	$—
Restructuring-related operating lease obligations	2,505	1,456	667	208	174
Senior secured term loan	375,000	—	—	—	375,000
Senior subordinated notes	200,000	—	—	—	200,000
Convertible subordinated notes	10	10	—	—	—

	$590,235	$5,356	$6,143	$3,562	$575,174

Accounts Receivable and Deferred Revenue.    At July 31, 2006, we had accounts receivable, net of allowances, of $24.4 million and total deferred revenue was $73.8 million.

Acquisitions.    The aggregate amount of cash paid relating to acquisitions during the six months ended July 31, 2006 was approximately $860.4 million and consisted of $856.3 million related to the merger in March 2006, including acquisition related costs paid, $3.0 million related to our acquisition of Data Scientific Corp. in March 2006, net of cash received and acquisition related costs paid, $0.8 million related to our acquisition of Merant plc. in April 2005, net of cash received and acquisition related costs paid, and $0.4 million related to our acquisition of Apptero, Inc. in 2005, net of cash received and acquisition related costs paid. See Notes 2, 5 and 10 to our condensed consolidated financial statements for additional information related to acquisition related activities, which have affected our liquidity.

Off-Balance Sheet Arrangements.    As part of our ongoing operations, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of July 31, 2006, we are not involved in any unconsolidated SPE transactions.

Senior Secured Credit Agreement

In connection with the consummation of the merger, we entered into a senior secured credit agreement pursuant to a debt commitment we obtained from affiliates of the initial purchasers of our senior subordinated notes.

General.    The borrower under the senior secured credit agreement initially was Spyglass Merger Corp. and immediately following completion of the merger became Serena. The senior secured credit agreement provides for (1) a seven-year term loan in the amount of $400.0 million, which will amortize at a rate of 1.00% per year on a quarterly basis for the first six and three-quarters years after the closing date of the acquisition transactions, with the balance paid at maturity, and (2) a six-year revolving credit facility that permits loans in an aggregate amount of up to $75.0 million, which includes a letter of credit facility and a swing line facility. In addition, subject to certain terms and conditions, the senior secured credit agreement provides for one or more uncommitted incremental term loan and/or revolving credit facilities in an aggregate amount not to exceed $150.0 million. Proceeds of the term loan on the initial borrowing date were used to partially finance the merger, to refinance certain indebtedness of Serena and to pay fees and expenses incurred in connection with the merger. Proceeds of the revolving credit facility and any incremental facilities will be used for working capital and general corporate purposes of the borrower and its restricted subsidiaries.

Interest Rates and Fees.    The $400.0 million term loan, of which $375.0 million is currently outstanding as of July 31, 2006, bears interest at a rate equal to three-month LIBOR plus 2.25%. That rate was 7.75% as of July 10, 2006. More generally, the loans under the senior secured credit agreement bear interest, at the option of the borrower, at the following:

•	a rate equal to the London Interbank Offered Rate, or LIBOR, plus an applicable margin of (1) 2.25% with respect to the term loan and (2) 2.50% with respect to the revolving credit facility or

•	the alternate base rate, which is the higher of (1) the corporate base rate of interest announced by the administrative agent and (2) the Federal Funds rate plus 0.50%, plus, in each case, an applicable margin of (a) 1.25% with respect to the term loan and (b) 1.50% with respect to the revolving credit facility.

The revolving credit facility currently bears an annual commitment fee of 0.50% on the undrawn portion of that facility commencing on the date of execution and delivery of the senior secured credit agreement.

We use an interest rate swap as part of our interest rate risk management strategy. In the second fiscal quarter ended July 31, 2006, we entered into an interest rate swap transaction to effectively convert the variable interest rate on a portion of the $400.0 million senior secured term loan to a fixed rate. The swap, which expires on April 10, 2010, is recorded on the balance sheet at fair value in accordance with SFAS 133. The swap has not been designated as a hedge and accordingly, changes in the fair value of the derivative are recognized in the statement of operations. The notional amount of the swap is $250.0 million initially and amortizes down over time to $126.0 million at the time the swap transaction expires on April 10, 2010. Under the terms of the swap, we will pay an interest rate equal to the initial period LIBOR setting rate, set in arrears. In exchange, we will receive a fixed rate equal to 5.38%.

After the borrower’s delivery of financial statements and a computation of the maximum ratio of total debt (defined in the senior secured credit agreement) to trailing four quarters of EBITDA (defined in the senior secured credit agreement), or “total leverage ratio,” for the first full quarter ending after the closing date of the merger, the applicable margins and the commitment fee will be subject to a grid based on the most recent total leverage ratio and to be agreed upon by the issuer and the lenders.

Prepayments.    At the option of the borrower (1) amounts outstanding under the term loan may be voluntarily prepaid and (2) the unutilized portion of the commitments under the revolving credit facility may be permanently reduced and the loans under such facility may be voluntarily repaid, in each case subject to requirements as to minimum amounts and multiples, at any time in whole or in part without premium or penalty, except that any prepayment of LIBOR rate advances other than at the end of the applicable interest periods will be made with reimbursement for any funding losses or redeployment costs of the lenders resulting from the prepayment. Loans under the term loan and under any incremental term loan facility are subject to mandatory prepayment with (a) 50% of annual excess cash flow with certain step downs to be based on the most recent total leverage ratio and agreed upon by the issuer and the lenders, (b) 100% of net cash proceeds of asset sales and other asset dispositions by the borrower or any of its restricted subsidiaries, subject to various reinvestment rights of borrower and other exceptions, and (c) 100% of the net cash proceeds of the issuance or incurrence of debt by the borrower or any of its restricted subsidiaries, subject to various baskets and exceptions.

In the quarter ended July 31, 2006, the Company made a $25 million principal payment on the $400 million senior secured term loan.

Guarantors.    All obligations under the senior secured credit agreement are to be guaranteed by each future direct and indirect restricted subsidiary of the borrower, other than foreign subsidiaries. We do not have any domestic subsidiaries and, accordingly, there are no guarantors.

Security.    All obligations of the borrower and each guarantor (if any) under the senior secured credit agreement are secured by the following:

•	a perfected lien on and pledge of (1) the capital stock and intercompany notes of each existing and future direct and indirect domestic subsidiary of the borrower, (2) all the intercompany notes of the borrower and (3) 65% of the capital stock of each existing and future direct and indirect first-tier foreign subsidiary of the borrower, and

•	a perfected first priority lien, subject to agreed upon exceptions, on, and security interest in, substantially all of the tangible and intangible properties and assets of the borrower and each guarantor.

Covenants, Representations and Warranties.    The senior secured credit agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on indebtedness, investments, capital expenditures, sales of assets, mergers and acquisitions, liens and dividends and other distributions. There are no financial covenants included in the senior secured credit agreement, other than a minimum interest coverage ratio and a maximum total leverage ratio.

Events of Default.     Events of default under the senior secured credit agreement are include, among others, nonpayment of principal or interest, covenant defaults, a material inaccuracy of representations or warranties, bankruptcy and insolvency events, cross defaults and a change of control.

Senior Subordinated Notes

We have outstanding $200.0 million principal amount of senior subordinated notes, which bear interest at a rate of 10.375%, payable semi-annually on March 15 and September 15, and which mature on March 15, 2016. Each of our domestic subsidiaries that guarantees the obligations under our senior secured credit agreement will jointly, severally and unconditionally guarantee the notes on an unsecured senior subordinated bases. As of the date of this report, we do not have any domestic subsidiaries and, accordingly, there are no guarantors on such date. The notes are our unsecured, senior subordinated obligations, and the guarantees, if any, will be unsecured, senior subordinated obligations of the guarantors. The notes are subject to redemption at our option under terms and conditions specified in the indenture related to the notes, and may be redeemed at the option of the holders at

101% of their face amount, plus accrued and unpaid interest, upon certain change of control events. See “Description of Notes.”

Covenant Compliance

Our senior secured credit agreement and the indenture governing the senior subordinated notes contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit our and our restricted subsidiaries’ ability to, among other things:

•	incur additional indebtedness or issue certain preferred shares;

•	pay dividends on, redeem or repurchase our capital stock or make other restricted payments;

•	make investments;

•	make capital expenditures;

•	create certain liens;

•	sell certain assets;

•	enter into agreements that restrict the ability of our subsidiaries to make dividend or other payments to us;

•	guarantee indebtedness;

•	engage in transactions with affiliates;

•	prepay, repurchase or redeem the notes;

•	create or designate unrestricted subsidiaries; and

•	consolidate, merge or transfer all or substantially all of our assets and the assets of our subsidiaries on a consolidated basis.

In addition, under our senior secured credit agreement, we are required to satisfy and maintain specified financial ratios and other financial condition tests, including minimum interest coverage ratio and a maximum total leverage ratio. We were in compliance with all of the covenants under the secured credit agreement and indenture as of July 31, 2006. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet those ratios and tests in the future. A breach of any of these covenants would result in a default (which, if not cured, could mature into an event of default) and in certain cases an immediate event of default under our senior secured credit agreement. Upon the occurrence of an event of default under our senior secured credit agreement, all amounts outstanding under our senior secured credit agreement could be declared to be (or could automatically become) immediately due and payable and all commitments to extend further credit could be terminated.

Earnings before interest, taxes, depreciation and amortization, or EBITDA, is a non-GAAP measure used to determine our compliance with certain covenants contained in the indenture governing the senior subordinated notes and in our senior secured credit agreement. Adjusted EBITDA is defined as EBITDA further adjusted to exclude unusual items and other adjustments permitted in calculating covenant compliance under the indenture governing the senior subordinated notes and our senior secured credit agreement. We believe that the inclusion of supplementary adjustments to EBITDA applied in presenting Adjusted EBITDA is appropriate to provide additional information to investors to demonstrate compliance with our financing covenants.

The breach of financial covenants in our senior secured credit agreement (i.e., those that require the maintenance of ratios based on Adjusted EBITDA) would result in an event of default under that agreement, in which case the lenders could elect to declare all amounts borrowed due and payable. Any such acceleration would also result in a default under the indenture governing the senior subordinated notes. Additionally, under our debt agreements, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is also tied to ratios based on Adjusted EBITDA.

Adjusted EBITDA does not represent net income (loss) or cash flow from operations as those terms are defined by GAAP and does not necessarily indicate whether cash flows will be sufficient to fund cash needs. While Adjusted EBITDA and similar measures are frequently used as measures of operations and the ability to meet debt service requirements, these terms are not necessarily comparable to other similarly titled captions of other companies due to the potential inconsistencies in the method of calculation. Adjusted EBITDA does not reflect the impact of earnings or charges resulting from matters that we may consider not to be indicative of our ongoing operations. In particular, the definition of Adjusted EBITDA in the indentures allows us to add back certain non-cash, extraordinary, unusual or non-recurring charges that are deducted in calculating net income (loss). However, these are expenses that may recur, vary greatly and are difficult to predict. Further, our debt agreements require that Adjusted EBITDA be calculated for the most recent four fiscal quarters. As a result, the measure can be disproportionately affected by a particularly strong or weak quarter. Further, it may not be comparable to the measure for any subsequent four-quarter period or any complete fiscal year.

The following is a reconciliation of net (loss) income, which is a GAAP measure of our operating results, to Adjusted EBITDA as defined in our debt agreements (in thousands).

	Successor	Predecessor		Successor	Predecessor
			Six Months Ended July 31, 2006
	Three Months Ended July 31,		For the Period From February 1, 2006 to March 9, 2006	For the Period From March 10, 2006 to July 31, 2006	Six Months Ended July 31, 2005
	2006	2005
Net (loss) income(1)	$(11,046)	$8,485	$(34,716)	$(18,424)	$16,622
Interest expense (income), net(3)	12,941	(218)	1,430	19,001	(170)
Income tax (benefit) expense	(6,627)	4,029	(8,335)	(10,091)	8,809
Depreciation and amortization expense(2)	22,716	8,041	3,457	35,161	15,944
Acquired in-process research and development	—	—	—	4,100	—

EBITDA	17,984	20,337	(38,164)	29,747	41,205
Deferred maintenance writedown(1)	4,690	403	77	7,986	1,916
Restructuring, acquisition and other charges	495	—	41,916	601	—

Adjusted EBITDA(1)	$23,169	$20,740	$3,829	$38,334	$43,121

(1)	Net (loss) income for the periods presented includes the deferred maintenance write down associated with both Serena’s acquisition of Merant in the first quarter of fiscal year 2005 and the merger in the first quarter of fiscal year 2007. This maintenance revenue is added back in calculating Adjusted EBITDA for purposes of the indenture governing the senior subordinated notes and the senior secured credit agreement.
(2)	Depreciation and amortization expense includes depreciation of fixed assets, amortization of leasehold improvements, amortization of acquired technologies and other intangible assets, and amortization of stock-based compensation.
(3)	Interest expense (income), net includes interest income, interest expense and change in the fair value of derivative instrument.

Factors That May Affect Future Results

Risks Related to Our Indebtedness

Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations under the senior subordinated notes.

As of July 31, 2006, our total indebtedness was $575.0 million, excluding our convertible subordinated notes that have substantially since been converted. We also had an additional $75.0 million available at that date for borrowing under the revolving credit facility of our senior secured credit agreement.

Our high degree of leverage could have important consequences for you, including:

•	making it more difficult for us to make payments on the senior subordinated notes;

•	increasing our vulnerability to general economic and industry conditions;

•	requiring a substantial portion of cash flows from operating activities to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities;

•	exposing us to the risk of increased interest rates as certain of our borrowings, including borrowings under our senior secured credit agreement, are at variable rates of interest;

•	restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;

•	limiting our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions and general corporate or other purposes; and

•	limiting our ability to adjust to changing market conditions and placing us at a competitive disadvantage compared to our competitors who are less highly leveraged.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future, subject to the restrictions contained in our senior secured credit agreement and the indenture governing the senior subordinated notes. If new indebtedness is added to our current debt levels, the related risks that we now face could intensify.

Our pro forma cash interest expense for the fiscal year ended January 31, 2006 and the six months ended July 31, 2006 would have been $51.1 million and $25.4 million, respectively. At July 31, 2006, we had $375.0 million of debt under our senior secured credit agreement, which is based on a floating rate index that is assumed to be equal to 7.5%. A 0.5% increase in this floating rate would increase interest expense on a pro forma basis for the fiscal year ended January 31, 2006 and the six months ended July 31, 2006 by $2.0 million and $1.0 million, respectively.

Our debt agreements contain restrictions that limit our flexibility in operating our business.

Our senior secured credit agreement and the indenture governing the senior subordinated notes contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit our and our restricted subsidiaries’ ability to, among other things:

•	incur additional indebtedness or issue certain preferred shares;

•	pay dividends on, redeem or repurchase our capital stock or make other restricted payments;

•	make investments;

•	make capital expenditures;

•	create certain liens;

•	sell certain assets;

•	enter into agreements that restrict the ability of our subsidiaries to make dividend or other payments to us;

•	guarantee indebtedness;

•	engage in transactions with affiliates;

•	prepay, repurchase or redeem the senior subordinated notes;

•	create or designate unrestricted subsidiaries; and

•	consolidate, merge or transfer all or substantially all of our assets and the assets of our subsidiaries on a consolidated basis.

In addition, under our senior secured credit agreement, we are required to satisfy and maintain specified financial ratios and other financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet those ratios and tests. A breach of any of these covenants would result in a default under our senior secured credit agreement. Upon the occurrence of an event of default under our senior secured credit agreement, all amounts outstanding under our senior secured credit agreement could be declared to be (or could automatically become) immediately due and payable and all commitments to extend further credit could be terminated. If we were unable to repay those amounts, the lenders under our senior secured credit agreement could proceed against the collateral granted to them to secure that indebtedness. We have pledged a significant portion of our assets as collateral under our senior secured credit agreement. If the repayment of borrowings under our senior secured credit agreement is accelerated, we cannot assure you that we will have sufficient assets to repay our indebtedness under our senior secured credit agreement, as well as our unsecured indebtedness, including the senior subordinated notes.

Risks Related to Our Business

Economic conditions worldwide could adversely affect our revenue growth and ability to plan effectively.

The revenue growth and profitability of our business depends on the overall demand for application software and services. Because our sales are primarily to major corporate customers, our business also depends on general economic and business conditions. In the past, the general weakening of the worldwide economy has caused us to experience a decrease in revenue and revenue growth rates of our software licenses. A softening of demand for computer software caused by a weakening of the economy, domestically or internationally, may result in a decrease in our revenue and revenue growth rates. Our license revenue has fluctuated in recent years and we may not experience any license revenue growth in the future and our license revenue could in fact decline.

Management personnel identify, track and forecast future revenue and trends in our business. Our sales personnel monitor the status of all proposals, such as the estimated date when a transaction will close and the potential dollar amount of such sale. We aggregate these estimates periodically in order to generate a sales pipeline and then evaluate the pipeline at various times to look for trends in our business. While this pipeline analysis provides visibility to our potential customers and the associated revenue for budgeting and planning purposes, these pipeline estimates may not correlate to revenue in a particular quarter or ever. A slowdown in the economy, domestically and internationally, has caused in the past and may cause in the future customer purchasing decisions to be delayed, reduced in amount or cancelled, all of which have reduced and could reduce the rate of conversion of the pipeline into contracts. A variation in the pipeline or in the conversion of the pipeline into contracts could cause us to plan or budget improperly and thereby could adversely affect our business, operating results and financial condition. In addition, primarily due to a substantial portion of our software licenses revenue contracts closing in the latter part of a quarter, management may not be able to adjust our cost structure in response to a variation in the conversion of the pipeline into contracts in a timely manner, and thereby adversely affect our business, operating results and financial condition.

If our target markets do not evolve as we anticipate, our business will be adversely affected.

If we fail to properly assess and address our target markets or if our products and services fail to achieve market acceptance for any reason, our business, operating results and financial condition would be materially adversely affected. Our target markets are in an early stage of development. IT organizations have traditionally addressed software configuration management, or SCM, needs internally and have only recently become aware of the benefits of third-party SCM solutions as their SCM requirements have become more complex. Since the market for our products is still evolving, it is difficult to assess the competitive environment or the size of the market that may develop. Our future financial performance will depend in large part on the continued growth in the number of businesses adopting third-party SCM products and the expansion of their use on a company-wide basis. The SCM market for third-party products may grow more slowly than we anticipate. In addition, technologies, customer requirements and industry standards may change rapidly. If we cannot improve or augment our products as rapidly as existing technologies, customer requirements and industry standards evolve, our products or services could become obsolete. The introduction of new or technologically superior products by competitors could also make our products less competitive or obsolete. As a result of any of these factors, our position in existing markets or potential markets could be eroded.

Our future revenue is substantially dependent upon our installed customers renewing maintenance agreements for our products and licensing or upgrading additional Serena products; our future professional service and maintenance revenue is dependent on future sales of our software products.

We depend on our installed customer base for future revenue from maintenance renewal fees and licenses or upgrades of additional products. If our customers do not purchase additional products, do not upgrade existing products or cancel or fail to renew their maintenance agreements, this could materially adversely affect our business, operating results and financial condition. The terms of our standard license arrangements provide for a one-time license fee and a prepayment of one year of software maintenance and support fees. The maintenance agreements are renewable annually at the option of the customer and there are no minimum payment obligations or obligations to license additional software. Therefore, our current customers may not necessarily generate significant maintenance revenue in future periods. In addition, our customers may not necessarily purchase additional products, upgrades or professional services. Our professional service and maintenance revenue are also dependent upon the continued use of these services by our installed customer base. Any downturn in our software license sales would have a negative impact on the growth of our professional service revenue and maintenance revenue in future periods.

If the market for IBM and IBM-compatible mainframes decreases, it could adversely affect our business.

Our mainframe revenue is dependent upon the continued use and acceptance of IBM Corporation, or IBM, and IBM-compatible mainframes and the growth of this market. If the role of the mainframe does not increase as we anticipate, or if it in any way decreases, this may materially adversely affect our business, operating results and financial condition. Additionally, if there is a wide acceptance of other platforms or if new platforms emerge that provide enhanced enterprise server capabilities, our business, operating results and financial condition may be materially adversely affected. We expect that, for the foreseeable future, a significant portion of our software license revenue will continue to come from the sales of our mainframe products. As a result, future sales of our existing products and associated maintenance revenue and professional service revenue will depend on continued use of mainframes.

Any delays in our normally lengthy sales cycles could result in significant fluctuations in our operating results.

Our sales cycle typically takes three to eighteen months to complete and varies from product to product. Any delay in the sales cycle of a large license or a number of smaller licenses could result in significant fluctuations in our operating results. The length of the sales cycle may vary depending on a number of factors over which we may have little or no control, including the size and complexity of a potential transaction and the level of competition that we encounter in our selling activities. We have experienced an overall lengthening of sales cycles as customers have more rigorously scrutinized potential IT purchases. Additionally, the emerging market for our products and services contributes to the lengthy sales process in that during the sales cycle we often have to educate potential customers on the use and the benefits of our products. In certain circumstances, we license our software to customers on a trial basis to assist customers in their evaluation of our products. Our sales cycle can also be further extended for product sales made through third party distributors.

Our license revenue from products for distributed systems may fluctuate.

We introduced our ChangeMan DS product in fiscal year 2000 and our ChangeMan ZDD product in the first quarter of fiscal year 2003. We acquired the TeamTrack product in fiscal year 2004, and the Merant product line and the RTM product in fiscal year 2005. In the first quarter of fiscal year 2006, we acquired business application planning technology in an asset purchase. While license revenue from these and our other distributed systems products was 72% and 67% of total license revenue in the six months ended July 31, 2006 and the fiscal year ended January 31, 2006, respectively, license revenue from our distributed products may fluctuate materially and could in fact decline. We are currently developing new products and enhancing our product suite to support additional distributed systems products. If we do not successfully develop, market, sell and support our distributed systems products, this would materially adversely affect our business, operating results and financial condition. Prior to our acquisition of Merant in the first quarter of fiscal year 2005, the majority of our products had been designed for the mainframe platform, and the majority of our software license, maintenance and professional services revenue had been attributable to licenses for these mainframe products. Additionally, our distributed system products may be adversely impacted by pricing pressures resulting from increased competition. Our competitors may have substantially greater experience providing distributed systems compatible software products than we do, and many also may have significantly greater financial and organizational resources.

Seasonal trends in sales of our software products may affect our operating results.

We have experienced and expect to continue to experience seasonality in sales of our software products. These seasonal trends materially affect our operating results. Revenue and operating results in our quarter ending January 31 are typically higher relative to other quarters, because many customers make purchase decisions based on their calendar year-end budgeting requirements. In addition, our January quarter tends to reflect the effect of the incentive compensation structure for our sales organization, which is based on satisfaction of fiscal year-end quotas. As a result, we have historically experienced a substantial decline in revenue in the first quarter of each fiscal year relative to the preceding quarter.

We expect that our operating expenses will increase in the future and these increased expenses may adversely affect our future operating results and financial condition.

Although we have been profitable in recent years, we may not remain profitable in the future. We anticipate that our expenses will increase in the foreseeable future as we:

•	incur restructuring and other expenses in connection with the merger;

•	increase our sales and marketing activities, including expanding our United States and international direct sales forces and extending our telesales efforts;

•	develop our technology, including our distributed systems products;

•	invest in penetrating the federal government marketplace;

•	expand our distribution channels, including in the Asia Pacific region;

•	expand our professional services organization; and

•	pursue strategic relationships and acquisitions.

With these additional expenses, in order to maintain our current levels of profitability, we will be required to increase our revenue correspondingly. Our efforts to expand our software product suites, sales and marketing activities, direct and indirect distribution channels and professional service offerings and to pursue strategic relationships or acquisitions may not succeed or may prove more expensive than we currently anticipate. Any failure to increase our revenue as we implement our product, service and distribution strategies would materially adversely affect our business, operating results and financial condition.

Our industry changes rapidly due to evolving technology standards and our future success will depend on our ability to continue to meet the sophisticated needs of our customers.

Our future success will depend on our ability to address the increasingly sophisticated needs of our customers by supporting existing and emerging hardware, software, database and networking platforms particularly for our distributed systems products. We must develop and introduce enhancements to our existing products and new products on a timely basis to keep pace with technological developments, evolving industry standards and changing customer requirements. We expect that we will have to respond quickly to rapid technological change, changing customer needs, frequent new product introductions and evolving industry standards that may render existing products and services obsolete. As a result, our position in existing markets or potential markets could be eroded rapidly by product advances. Our growth and future financial performance will depend in part upon our ability to enhance existing applications, develop and introduce new applications that keep pace with technological advances, meet changing customer requirements and respond to competitive products. We expect that our product development efforts will continue to require substantial investments. We may not have sufficient resources to make the necessary investments. Any of these events could have a material adverse effect on our business, operating results and financial condition.

We are subject to intense competition in our target markets and we expect to face increased competition in the future, including competition in the distributed systems market.

We may not be able to compete successfully against current or future competitors and such inability would materially adversely affect our business, operating results and financial condition. The market for our products is highly competitive and diverse. Moreover, the technology for products in our target markets may change rapidly. New products are frequently introduced, and existing products are continually enhanced. Competition may also result in changes in pricing policies by us or our competitors, which could materially adversely affect our business, operating results and financial condition. Competitors vary in size and in the scope and breadth of the products and services that they offer. Many of our current and potential competitors have greater financial, technical, marketing and other resources than we do. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements. They may also be able to devote greater resources to the development, promotion and sale of their products than we can.

Mainframe Competition.    We currently face competition from a number of sources, including:

•	customers’ internal IT departments;

•	providers of products that compete directly with ChangeMan ZMF and Comparex, such as Computer Associates, IBM and smaller private companies; and

•	providers of application development programmer productivity and system management products, such as Compuware, IBM and smaller private companies.

Competition in the Distributed Systems Market.    We also face significant competition as we develop, market and sell our distributed systems products, including ChangeMan DS, TeamTrack, Dimensions and Version Manager products. If we are unable to successfully penetrate the distributed systems market, our business, operating results and financial condition will be materially adversely affected. Penetrating the existing distributed systems market will be difficult. Competitors in the distributed systems market include IBM, Computer Associates, Microsoft, Telelogic and other smaller private companies.

Future Competition.    We may face competition in the future from established companies who have not previously entered the mainframe or distributed systems market, or from emerging software companies.

Increased competition may materially adversely affect our business, operating results and financial condition due to price reductions, reduced gross margins and reduction in market share. Established companies may not only develop their own mainframe or distributed systems solutions, but they may also acquire or establish cooperative relationships with our current competitors, including cooperative relationships between large, established companies and smaller private companies. Because larger companies have significant financial and organizational resources available, they may be able to quickly penetrate the mainframe or distributed systems market through acquisitions or strategic relationships and may be able to leverage the technology and expertise of smaller companies and develop successful SCM products for the mainframe. We expect that the software industry, in general, and providers of SCM solutions, in particular, will continue to consolidate. It is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

Bundling or Compatibility Risks.    Our ability to sell our products also depends, in part, on the compatibility of our products with other third party products, particularly those provided by IBM. Developers of these third party products may change their products so that they will no longer be compatible with our products. These third party developers may also decide to bundle their products with other SCM products for promotional purposes. If that were to happen, our business, operating results and financial condition may be materially adversely affected as we may be priced out of the market or no longer be able to offer commercially viable products.

We may experience delays in developing our products which could adversely affect our business.

If we are unable, for technological or other reasons, to develop and introduce new and improved products in a timely manner, this could materially adversely affect our business, operating results and financial condition. We have experienced product development delays in new version and update releases in the past and may experience similar or more significant product delays in the future. To date, none of these delays has materially affected our business. Difficulties in product development could delay or prevent the successful introduction or marketing of new or improved products or the delivery of new versions of our products to our customers. Any delay in releasing our new distributed systems products, for whatever reason, could have a material adverse effect on our business, operating results and financial condition.

Acquisitions may be difficult to integrate, disrupt our business or divert the attention of our management.

Historically, we have expanded our product offerings by acquiring other companies and by acquiring specific products from third parties. We may acquire or make investments in other companies and technologies. In the event of any acquisitions or investments, we could:

•	incur debt;

•	assume liabilities;

•	incur charges for the impairment of the value of investments or acquired assets; or

•	incur amortization expense related to intangible assets.

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

We intend to expand our international operations and may encounter a number of problems in doing so; there are also a number of factors associated with international operations that could adversely affect our business.

Expansion of International Operations.    We have sales subsidiaries in the United Kingdom, Germany, Sweden, France, Belgium, Spain, the Netherlands, Australia and Singapore. If we are unable to expand our international operations successfully and in a timely manner, or if these operations experience declining revenue growth, this could materially adversely affect our business, operating results and financial condition. We have limited experience in marketing, selling and supporting our products internationally. Additionally, we do not have significant experience in developing foreign language versions of our products. Such development may be more difficult or take longer than we anticipate. We may not be able to successfully market, sell, deliver and support our products internationally.

Risks of International Operations.    International sales increased to 35% of our total revenue for both the current fiscal quarter and fiscal six months ended July 31, 2006, as compared to 29% and 34% in the same quarter and six months, respectively, a year ago. Our international revenue is attributable principally to our European operations; however, we plan to increase our investment in sales and marketing in the Asia Pacific region. Our international operations are, and any expanded international operations will be, subject to a variety of risks associated with conducting business internationally that could materially adversely affect our business, operating results and financial condition, including the following:

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

Fluctuations in the value of foreign currencies could result in currency transaction losses.

A majority of our international business is conducted in foreign currencies, principally the British pound and the euro. Fluctuations in the value of foreign currencies relative to the U.S. dollar will continue to cause currency transaction gains and losses. We cannot predict the effect of exchange rate fluctuations upon future operating results. We may experience currency losses in the future. To date, we have not adopted a hedging program to protect us from risks associated with foreign currency fluctuations.

If our goodwill or amortizable intangible assets become impaired, we may be required to record a significant charge to earnings.

Under generally accepted accounting principles, we review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable include a decline in future cash flows and slower growth rates in our industry. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, resulting in an impact on our results of operations.

Third parties in the future could assert that our products infringe their intellectual property rights, which could adversely affect our business.

Third parties may claim that our current or future products infringe their proprietary rights. Any claims of this type could affect our relationships with existing customers and may prevent future customers from licensing our products. Because we are dependent upon a limited number of products, any such claims, with or without merit, could be time consuming to defend, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. Royalty or license agreements may not be available on acceptable terms or at all. We expect that software product developers will increasingly be subject to infringement claims as the number of products and competitors in the software industry segment grows and the functionality of products in different industry segments overlaps. As a result of these factors, infringement claims could materially adversely affect our business.

Errors in our products or the failure of our products to conform to specifications could result in our customers demanding refunds from us or asserting claims for damages against us.

Because our software products are complex, they often contain errors or “bugs” that can be detected at any point in a product’s life cycle. While we continually test our products for errors and work with customers through our customer support services to identify and correct bugs in our software, we expect that errors in our products will continue to be found in the future. Although many of these errors may prove to be immaterial, certain of these errors could be significant. Detection of any significant errors may result in, among other things, loss of, or delay in, market acceptance and sales of our products, diversion of development resources, injury to our reputation, or increased service and warranty costs. These problems could materially adversely affect our business, operating results and financial condition. In the past we have discovered errors in certain of our products and have experienced delays in the shipment of our products during the period required to correct these errors. These delays have principally related to new version and product update releases. To date, none of these delays have materially affected our business. However, product errors or delays in the future, including any product errors or delays associated with the introduction of our distributed systems products, could be material. In addition, in certain cases we have warranted that our products will operate in accordance with specified customer requirements. If our products fail to conform to such specifications, customers could demand a refund for the software license fee paid to us or assert claims for damages.

Product liability claims asserted against us in the future could adversely affect our business.

We may be subject to claims for damages related to product errors in the future. A material product liability claim could materially adversely affect our business. Our license agreements with our customers typically contain provisions designed to limit exposure to potential product liability claims. Our standard software licenses provide that if our products fail to perform, we will correct or replace such products. If these corrective measures fail, we may be required to refund the license fee for such non-performing product. Our standard license agreement limits our liability for non-performing products to the amount of license fee paid, if the license has been in effect for less than one year, or to the amount of the licensee’s current annual maintenance fee, if the license is more than one year old. Our standard license also provides that we shall not be liable for indirect or consequential damages caused by the failure of our products. Such limitation of liability provisions may, however, not be effective under the laws of certain jurisdictions to the extent local laws treat certain warranty exclusions as unenforceable. Although we have not experienced any product liability claims to date, the sale and support of our products entail the risk of such claims.

Changes in accounting regulations and related interpretations and policies regarding revenue recognition could cause us to defer recognition of revenue or recognize lower revenue and profits.

Although we use standardized license agreements designed to meet current revenue recognition criteria under generally accepted accounting principles, we must often negotiate and revise terms and conditions of these standardized agreements, particularly in multi-product or multi-year transactions. As our transactions increase in complexity with the sale of larger, multi-product, multi-year licenses, negotiation of mutually acceptable terms and conditions can extend the sales cycle and, in certain situations, may require us to defer recognition of revenue on such licenses. We believe that we are in compliance with Statement of Position 97-2, “Software Revenue Recognition” as amended; however these future, more complex, multi-product, multi-year license transactions may require additional accounting analysis to account for them accurately, could lead to unanticipated changes in our current revenue accounting practices and may contain terms affecting the timing of revenue recognition.

If we do not adequately manage and evolve our financial reporting and managerial systems and processes, our ability to manage and grow our business may be harmed.

Our ability to successfully implement our business plan and comply with regulations, including the Sarbanes-Oxley Act, requires an effective planning and management process. We expect that we will need to continue to improve existing, and implement new, operational and financial systems, procedures and controls to manage our business effectively in the future. Any delay in the implementation of, or disruption in the transition to, new or enhanced systems, procedures and controls, could harm our ability to accurately forecast sales demand, manage our supply chain and record and report financial and management information on a timely and accurate basis.

Our executive officers and certain key personnel are critical to our business and such officers and key personnel may not remain with us in the future.

Our success will depend to a significant extent on the continued service of our senior executives and certain other key employees, including certain sales, consulting, technical and marketing personnel. If we lost the services of one or more of our executives or key employees, including if one or more of our executives or key employees decided to join a competitor or otherwise compete directly or indirectly with us, this could materially adversely affect our business. In particular, we have historically relied on the experience and dedication of our product authors. Other than Mark Woodward, our Chief Executive Officer, and Robert Pender, our Chief Financial Officer, none of our senior and key employees, including key product authors, is party to an employment agreement with us. In addition, we do not maintain key man life insurance on our employees and have no plans to do so.

The interests of our controlling stockholder may differ from the interests of the holders of the senior subordinated notes.

Silver Lake and its affiliates own, in the aggregate, approximately 56.5% of our common stock, on a fully diluted basis, and beneficially own the only authorized share of our series A preferred stock. In addition, Silver Lake and its affiliates, by virtue of their ownership of our common stock and their voting rights under a stockholders agreement, control the vote, in connection with substantially all matters subject to stockholder approval, of approximately 97.9% of our outstanding common stock. As a result of this ownership and the terms of a stockholders agreement, Silver Lake is entitled to elect directors with majority voting power in our Board of Directors, to appoint new management and to approve actions requiring the approval of the holders of our outstanding voting shares as a single class, including adopting most amendments to our certificate of incorporation and approving mergers or sales of all or substantially all of our assets. Silver Lake, through its control of us, will also control all of our subsidiary guarantors, if any.

The interests of Silver Lake and its affiliates may differ from yours in material respects. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of Silver Lake and its affiliates, as equity holders, might conflict with your interests as a note holder. Silver Lake and its affiliates may also have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in its judgment, could enhance its equity investments, even though such transactions might involve risks to you as a note holder, including the incurrence of additional indebtedness. Additionally, the indenture governing the notes permits us to pay advisory fees, dividends or make other restricted payments under certain circumstances, and Silver Lake may have an interest in our doing so. We are party to a management advisory agreement with Silver Lake that provides for us to pay advisory and other fees to Silver Lake.

Silver Lake and its affiliates are in the business of making investments in companies and may, from time to time in the future, acquire interests in businesses that directly or indirectly compete with certain portions of our business or are suppliers or customers of ours. You should consider that the interests of Silver Lake and its affiliates may differ from yours in material respects.

Risks Related to the Senior Subordinated Notes

We may not be able to generate sufficient cash to service all of our indebtedness, including the senior subordinated notes, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We cannot assure you that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness, including the notes.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness, including the notes. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our senior secured credit agreement and the indenture governing the notes restrict our ability to dispose of assets and use the proceeds from the disposition. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due.

Your right to receive payments on the senior subordinated notes is junior to the rights of the lenders under our senior secured credit agreement and all of our other senior indebtedness and any of our future senior indebtedness.

The notes and the guarantees (if any) are general unsecured obligations that are junior in right of payment to all of our and such guarantors’ existing and future senior indebtedness. As of July 31, 2006, we had $375.0 million of senior indebtedness. An additional $75.0 million is available to be drawn under our revolving credit facility. The indenture governing the outstanding notes will permit us and the guarantors to incur substantial additional senior indebtedness in the future.

We may not pay principal, premium, if any, interest or other amounts on account of the notes in the event of a payment default or certain other defaults in respect of certain of our senior indebtedness, including debt under the senior secured credit agreement, unless the senior indebtedness has been paid in full or the default has been cured or waived. In addition, in the event of certain other defaults with respect to our senior indebtedness, we may not be permitted to pay any amount on account of the notes for a designated period of time.

Because of the subordination provisions in the notes, in the event of our bankruptcy, liquidation or dissolution, our assets will not be available to pay obligations under the notes until we have made all payments in cash on our senior indebtedness. We cannot assure you that sufficient assets will remain after all these payments have been made to make any payments on the notes, including payments of principal or interest when due.

Claims of noteholders are structurally subordinate to claims of creditors of all of our non-U.S. subsidiaries and some of our U.S. subsidiaries because they do not guarantee the senior subordinated notes.

The notes are not guaranteed by any of our non-U.S. subsidiaries, our less than wholly-owned U.S. subsidiaries, our receivables subsidiaries or certain other U.S. subsidiaries. Accordingly, claims of holders of the notes are structurally subordinate to the claims of creditors of these non-guarantor subsidiaries, including trade creditors. All obligations of our non-guarantor subsidiaries will have to be satisfied before any of the assets of such subsidiaries would be available for distribution, upon a liquidation or otherwise, to us or a guarantor of the notes. As of the date of this report, we do not have any domestic subsidiaries and, accordingly, there are no guarantors on that date.

On a pro forma basis after giving effect to the acquisition transactions, our subsidiaries would have accounted for approximately $80.3 million, or 31.4%, of our total revenue for the fiscal year ended January 31, 2006. As of January 31, 2006, on a historical basis, our subsidiaries accounted for approximately $208.4 million, or 31.0%, of our total assets, and approximately $40.0 million, or 10.8%, of our total liabilities.

Your right to receive payments on the senior subordinated notes is effectively junior to those lenders who have a security interest in our assets.

Our obligations under the notes and the obligations of the guarantors, if any, under their guarantees of the notes are unsecured, but our obligations under our senior secured credit agreement and the obligations of each guarantor (if any) under its guarantee of the obligations under the senior secured credit agreement are secured by a security interest in substantially all of our domestic tangible and intangible assets, including the stock of our wholly-owned U.S. subsidiaries. If we are declared bankrupt or insolvent, or if we default under our senior secured credit agreement, the lenders could declare all of the funds borrowed thereunder, together with accrued interest, immediately due and payable. If we were unable to repay such indebtedness, the lenders could foreclose on the pledged assets to the exclusion of holders of the notes, even if an event of default exists under the indenture governing the notes at such time. Furthermore, if the lenders foreclose and sell the pledged equity interests in any subsidiary guarantor under the notes, then that guarantor will be released from its guarantee of the notes automatically and immediately upon such sale. In any such event, because the notes will not be secured by any of our assets or the equity interests in subsidiary guarantors, it is possible that there would be no assets remaining from which your claims could be satisfied or, if any assets remained, they might be insufficient to satisfy your claims fully.

As of July 31, 2006 we had $375.0 million of senior secured indebtedness, all of which is indebtedness under our senior secured credit agreement and which did not include availability of $75.0 million under the revolving credit facility thereunder. The indenture governing the notes permits us and our restricted subsidiaries to incur substantial additional indebtedness in the future, including senior secured indebtedness.

If we default on our obligations to pay our indebtedness, we may not be able to make payments on the senior subordinated notes.

Any default under the agreements governing our indebtedness, including a default under the senior secured credit agreement, that is not waived by the required lenders, and the remedies sought by the holders of such indebtedness, could prevent us from paying principal, premium, if any, and interest on the notes and substantially decrease the market value of the notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness (including covenants in our senior secured credit agreement and the indenture governing the notes), we could be in default under the terms of the agreements governing such indebtedness, including our senior secured credit agreement and the indenture governing the notes. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under our senior secured credit agreement could elect to terminate their commitments thereunder, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. If our operating performance declines, we may in the future need to obtain waivers from the required lenders under our senior secured credit agreement to avoid being in default. If we breach our covenants under our senior secured credit agreement and seek a waiver, we may not be able to obtain a waiver from the required lenders. If this occurs, we would be in default under our senior secured credit agreement, the lenders could exercise their rights, as described above, and we could be forced into bankruptcy or liquidation.

We may not be able to repurchase the senior subordinated notes upon a change of control.

Upon the occurrence of specific kinds of change of control events, we will be required to offer to repurchase all outstanding notes at 101% of their principal amount plus accrued and unpaid interest. The source of funds for any such purchase of the notes will be our available cash or cash generated from our subsidiaries’ operations or other sources, including borrowings, sales of assets or sales of equity. We may not be able to repurchase the notes upon a change of control because we may not have sufficient financial resources to purchase all of the notes that are tendered upon a change of control. Further, we will be contractually restricted under the terms of our senior secured credit agreement from repurchasing all of the notes tendered by holders upon a change of control. Accordingly, we may not be able to satisfy our obligations to purchase the notes unless we are able to refinance or obtain waivers under our senior secured credit agreement. Our failure to repurchase the notes upon a change of control would cause a default under the indenture governing the notes and a cross-default under the senior secured credit agreement. The senior secured credit agreement also provides that a change of control will be a default that permits lenders to accelerate the maturity of borrowings thereunder. Any of our future debt agreements may contain similar provisions.

The lenders under the senior secured credit agreement have the discretion to release the guarantors under the senior secured credit agreement in a variety of circumstances, which will cause those guarantors to be released from their guarantees of the senior subordinated notes.

While any obligations under the senior secured credit agreement remain outstanding, any guarantee of the notes may be released without action by, or consent of, any holder of the notes or the trustee under the indenture governing the notes, at the discretion of lenders under the senior secured credit agreement, if the related guarantor is no longer a guarantor of obligations under the senior secured credit agreement or any other indebtedness. The lenders under the senior secured credit agreement have the discretion to release the guarantees under the senior secured credit agreement in a variety of circumstances. You will not have a claim as a creditor against any subsidiary that is no longer a guarantor of the notes, and the indebtedness and other liabilities, including trade payables, whether secured or unsecured, of those subsidiaries will effectively be senior to claims of holders of the notes.

Federal and state fraudulent transfer laws may permit a court to void the guarantees, and, if that occurs, you may not receive any payments on the senior subordinated notes.

Federal and state fraudulent transfer and conveyance statutes may apply to the issuance of the notes and the incurrence of the guarantees. Under federal bankruptcy law and comparable provisions of state fraudulent transfer or conveyance laws, which may vary from state to state, the notes or guarantees could be voided as a fraudulent transfer or conveyance if (1) we or any of the guarantors, as applicable, issued the notes or incurred the guarantees with the intent of hindering, delaying or defrauding creditors or (2) we or any of the guarantors, as applicable, received less than reasonably equivalent value or fair consideration in return for either issuing the notes or incurring the guarantees and, in the case of (2) only, one of the following is also true at the time thereof:

•	we or any of the guarantors, as applicable, were insolvent or rendered insolvent by reason of the issuance of the notes or the incurrence of the guarantees;

•	the issuance of the notes or the incurrence of the guarantees left us or any of the guarantors, as applicable, with an unreasonably small amount of capital to carry on the business;

•	we or any of the guarantors intended to, or believed that we or such guarantor would, incur debts beyond our or such guarantor’s ability to pay as they mature; or

•	we or any of the guarantors was a defendant in an action for money damages, or had a judgment for money damages docketed against us or such guarantor if, in either case, after final judgment, the judgment is unsatisfied.

If a court were to find that the issuance of the notes or the incurrence of the guarantee was a fraudulent transfer or conveyance, the court could void the payment obligations under the notes or such guarantee or further subordinate the notes or such guarantee to presently existing and future indebtedness of ours or of the related guarantor, or require the holders of the notes to repay any amounts received with respect to such guarantee. In the event of a finding that a fraudulent transfer or conveyance occurred, you may not receive any repayment on the notes. Further, the voidance of the notes could result in an event of default with respect to our and our subsidiaries’ other debt that could result in acceleration of such debt.

As a general matter, value is given for a transfer or an obligation if, in exchange for the transfer or obligation, property is transferred or an antecedent debt is secured or satisfied. A debtor will generally not be considered to have received value in connection with a debt offering if the debtor uses the proceeds of that offering to make a dividend payment or otherwise retire or redeem equity securities issued by the debtor.

We cannot be certain as to the standards a court would use to determine whether or not we or the guarantors were solvent at the relevant time or, regardless of the standard that a court uses, that the issuance of the guarantees would not be further subordinated to our or any of our guarantors’ other debt. Generally, however, an entity would be considered insolvent if, at the time it incurred indebtedness:

•	the sum of its debts, including contingent liabilities, was greater than the fair saleable value of all its assets; or

•	the present fair saleable value of its assets was less than the amount that would be required to pay its probable liability on its existing debts, including contingent liabilities, as they become absolute and mature; or

•	it could not pay its debts as they become due.

Your ability to transfer the senior subordinated notes may be limited by the absence of an active trading market, and there is no assurance that any active trading market will develop for the notes.

The notes are a new issue of securities for which there is no established public market. The outstanding notes were offered and sold in March 2006 in the United States to “qualified institutional buyers,” as defined under Rule 144A of the Securities Act, and are eligible for trading in the PORTAL Market.

We do not intend to apply for a listing of the notes on any securities exchange or on any automated dealer quotation system. There is currently no established market for the notes and we cannot assure you as to the liquidity of markets that may develop for the notes, your ability to sell the notes or the price at which you would be able to sell the notes. If such markets were to exist, the notes could trade at prices that may be lower than their principal amount or purchase price depending on many factors, including prevailing interest rates, the market for similar notes, our financial and operating performance and other factors. The initial purchasers in the private offering of the outstanding notes advised us in connection with the private offering that they then intended to make a market with respect to the notes. However, these initial purchasers are not obligated to do so, and any market making with respect to the notes may be discontinued at any time without notice. In addition, such market making activity may be limited during the pendency of the exchange offer or the effectiveness of a shelf registration statement in lieu thereof. Therefore, we cannot assure you that an active market for the notes will develop or, if developed, that it will continue. Historically, the market for non-investment grade debt has been subject to disruptions that have caused substantial volatility in the prices of securities similar to the notes. The market, if any, for the notes may experience similar disruptions and any such disruptions may adversely affect the prices at which you may sell your notes.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

We do not use derivative financial instruments in our investment portfolio and have no foreign exchange contracts. Our financial instruments consist of cash and cash equivalents, short-term investments, trade accounts receivable and accounts payable. We consider investments in highly liquid instruments purchased with a remaining maturity of 90 days or less to be cash equivalents. All of our cash equivalents and short-term investments principally consist of commercial paper and debt securities, and are classified as available-for-sale as of July 31, 2006. Our exposure to market risk for changes in interest rates relates primarily to our short-term investments and short-term obligations; thus, a hypothetical 10% fluctuation in interest rates would not have a material impact on the fair value of these securities.

Sales to foreign countries accounted for approximately 35% of total sales during both the current fiscal quarter and fiscal six months ended July 31, 2006. Because we invoice certain foreign sales in currencies other than the United States dollar, predominantly the British pound sterling and euro, and do not hedge these transactions, fluctuations in exchange rates could adversely affect the translated results of operations of our foreign subsidiaries. Therefore, foreign exchange fluctuations could create a risk of significant balance sheet gains or losses on our consolidated financial statements. However, given our foreign subsidiaries’ net book values as of July 31, 2006 and net cash flows for the most recent fiscal six months ended July 31, 2006, we do not believe that a hypothetical 10% fluctuation in foreign currency exchange rates would have a material impact on our financial position or results of operations.

We account for derivative instruments in accordance with the provisions of SFAS 133, as amended by SFAS 138 and SFAS 149. We utilize certain derivative instruments to enhance our ability to manage risk relating to interest rate exposure. Derivative instruments are entered into for periods consistent with the related underlying exposures and are not entered into for speculative purposes. We document all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking various hedge transactions.

Interest Rate Risk.    We use an interest rate swap as part of our interest rate risk management strategy. In the second fiscal quarter ended July 31, 2006, we entered into an interest rate swap transaction to effectively convert the variable interest rate on a portion of our $400.0 million senior secured term loan to a fixed rate. The swap, which expires on April 10, 2010, is accounted for as a fair value hedge under SFAS 133, and accordingly, the change in the fair market value of the derivative is recognized in the statement of operations. The notional amount of the swap is $250.0 million initially and amortizes down over time to $126.0 million at the time the swap transaction expires on April 10, 2010. Under the terms of the swap, we will pay an interest rate equal to the initial period LIBOR setting rate, set in arrears. In exchange, we will receive a fixed rate equal to 5.38%

I TEM 4.    Controls and Procedures

Attached as exhibits to this quarterly report on Form 10-Q are the certifications of our Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This Item 4 includes information concerning the controls and controls evaluation referred to in the certifications, and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

Evaluation of disclosure controls and procedures.    Our disclosure controls and procedures are designed to ensure that the information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our Chief Executive Officer and Chief Financial Officer, with the assistance of senior management personnel, have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of July 31, 2006. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual and quarterly reports filed under the Exchange Act. Based on this evaluation, and subject to the, limitations described below, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of July 31, 2006, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Our management, including our Chief Executive Officer and the Chief Financial Officer, does not expect that our disclosure controls and procedures or internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can only provide reasonable, not absolute, assurances that the objectives of the control system are met. The design of a control system reflects resource constraints, and the benefits of controls must be considered relative to their costs. Because there are inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of error or fraud, if any, have been or will be detected.

Changes in internal control over financial reporting.    There was no change in our internal control over financial reporting that occurred during the period covered by this quarterly report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	Legal Proceedings

On November 11, 2005, we entered into and Agreement and Plan of Merger with Spyglass. As a result of the announcement of the acquisition and beginning on November 11, 2005, several purported class action complaints were filed in the Delaware Chancery Court and the Superior Court of the State of California for the County of San Mateo naming us and our then members of our board of directors as defendants. In pursuing these actions, plaintiffs purported to represent our stockholders who were similarly situated with the plaintiffs. Among other things, the complaints alleged that our then directors breached the fiduciary duties owed to our stockholders in approving the merger with Spyglass Merger Corp. because they failed to take steps to maximize the value to our public stockholders.

On February 27, 2006, we and the other defendants reached an agreement in principle with the plaintiffs providing for the settlement of the actions. In connection with the settlement, we agreed to make available additional information to our stockholders. Some of that information was included in the Merger proxy statement. The remaining additional information was contained in a press release we issued on February 28, 2006. In return, the plaintiffs agreed to the dismissal of the actions and to withdraw all motions filed in connection with such actions. In addition, we agreed to pay the legal fees and expenses of plaintiffs’ counsel, subject to the approval by the respective courts. This payment did not affect the amount of merger consideration that was paid to our stockholders in the merger. We and the other defendants continue to deny plaintiffs’ allegations in the actions but agreed to settle the purported class actions to avoid costly litigation and the risk of delay to the closing of the merger. On July 31, 2006, the Superior Court conducted a hearing to consider the settlement, but has not, as of the filing of this quarterly report, issued a final order approving, modifying or rejecting the settlement. In the event the Superior Court approves the settlement, the parties will submit the settlement to the Chancery Court for approval. There is no assurance that the respective courts will approve the settlement. The settlement amount, including legal fees associated with the litigation settlement, has been accrued at January 31, 2006, and is included in acquisition-related and restructuring charges and accruals.

ITEM 1A.	Risk Factors

A description of the risk factors associated with our business is set forth in “Factors that Could Affect Future Results” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in Item 2 of Part I of this report. Our merger with Spyglass Merger Corp. on March 10, 2006 resulted in the termination of the registration of our then-existing equity and debt securities pursuant to Rule 12g-4(a)(1)(i) and Rule 12h-3(b)(1)(i) of the Securities Exchange Act of 1934. As a result, we were not required to file an annual report on Form 10-K for the fiscal year ended January 31, 2006 and, accordingly, are unable to identify changes to risk factors set forth in an annual report for such fiscal year.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

ITEM 3.	Defaults Upon Senior Securities

Not Applicable

ITEM 4.	Submission of Matters to a Vote of Security Holders

Not Applicable

ITEM 5.	Other Information

Not Applicable

ITEM 6.	Exhibits

(a) Exhibits

Exhibit No.	Exhibit Description

2.01	Agreement and Plan of Merger by and between Spyglass Merger Corp. and Serena Software, Inc. dated as of November 11, 2005 (incorporated by reference to Exhibit 2.1 to the registrant’s current report on Form 8-K (file no. 000-25285), filed with the SEC on November 14, 2005)

3.01	Restated Certificate of Incorporation of Serena Software, Inc. (incorporated by reference to Exhibit 3.01 to the registrant’s current report on Form 8-K (file no. 000-25285), filed with the SEC on August 21, 2006)

3.02	Bylaws of Serena Software, Inc. (incorporated by reference to Exhibit 3.02 to the registrant’s current report on Form 8-K (file no. 000-25285), filed with the SEC on August 21, 2006)

4.01	First Supplemental Indenture between Serena Software, Inc. and U.S. Bank National Association, as Trustee dated March 9, 2006. (incorporated by reference to Exhibit 4.1 to the registrant’s current report on Form 8-K (file no. 000-25285), filed with the SEC on March 16, 2006)

4.02	Indenture between Serena Software, Inc., Spyglass Merger Corp. and The Bank of New York, as Trustee dated March 10, 2006 (incorporated by reference to Exhibit 99.B(2) to the registrant’s amended Schedule 13E-3 (file no. 005-58055) filed with the SEC on March 15, 2006)

4.03	Registration Rights Agreement among Serena Software, Inc., Spyglass Merger Corp., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Lehman Brothers Inc. dated March 10, 2006 (incorporated by reference to Exhibit 18 to the amended Schedule 13D (file no. 005-58055) filed by Silver Lake Partners II, L.P. with the SEC on March 16, 2006)

4.04	Form of 10 3/8% Senior Subordinated Note due 2016 (included in Exhibit 4.02)

10.01*	Employment Agreement by and between Serena Software, Inc. and Mark E. Woodward dated as of March 10, 2006 (incorporated by reference to Exhibit 10.20 to the registrant’s registration statement on Form S-4 (file no. 333-133641) filed by the registrant with the SEC on April 28, 2006)

10.02*	Employment Agreement by and between Serena Software, Inc. and Robert I. Pender, Jr. dated as of March 10, 2006 (incorporated by reference to Exhibit 10.21 to the registrant’s registration statement on Form S-4 (file no. 333-133641) filed by the registrant with the SEC on April 28, 2006)

10.03*	Restricted Stock Agreement between Spyglass Merger Corp. and Mark E. Woodward dated as of March 10, 2006 (incorporated by reference to Exhibit 24 to the amended Schedule 13D (file no. 005-58055) filed by Silver Lake Partners II, L.P. with the SEC on March 16, 2006)

10.04*	Restricted Stock Agreement between Spyglass Merger Corp. and Robert I. Pender, Jr. dated as of March 10, 2006 (incorporated by reference to Exhibit 25 to the amended Schedule 13D (file no. 005-58055) filed by Silver Lake Partners II, L.P. with the SEC on March 16, 2006)

10.05*	Serena Software, Inc. 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.24 to the registrant’s amended registration statement on Form S-4/A (file no. 333-133641) filed by the registrant with the SEC on July 28, 2006)

10.06*	Form of 2006 Stock Option Grant—Time Options (incorporated by reference to Exhibit 10.25 to the registrant’s registration statement on Form S-4 (file no. 333-133641) filed by the registrant with the SEC on April 28, 2006)

10.07*	Form of 2006 Stock Option Grant—Time/Performance Options (incorporated by reference to Exhibit 10.26 to the registrant’s registration statement on Form S-4 (file no. 333-133641) filed by the registrant with the SEC on April 28, 2006)

Exhibit No.	Exhibit Description

10.08*	FY 2007 Executive Annual Incentive Plan (incorporated by reference to Exhibit 10.01 to the registrant’s current report on Form 8-K (file no. 000-25285), filed with the SEC on August 21, 2006)

10.09	Stockholders Agreement by and among Spyglass Merger Corp., Silver Lake Partners II, L.P., Silver Lake Technology Investors II, L.L.C., Serena Co-Invest Partners, L.P., Integral Capital Partners VII, L.P., Douglas D. Troxel Living Trust, Change Happens Foundation and Douglas D. Troxel dated as of March 10, 2006 (incorporated by reference to Exhibit 22 to the amended Schedule 13D (file no. 005-58055) filed by Silver Lake Partners II, L.P. with the SEC on March 16, 2006)

10.10	Management Stockholders Agreement, dated as of March 7, 2006, among Spyglass Merger Corp., Silver Lake Partners II, L.P., Silver Lake Technology Investors II, L.L.C. and the Initial Management Investors named therein (incorporated by reference to Exhibit 23 to the amended Schedule 13D (file no. 005-58055) filed by Silver Lake Partners II, L.P. with the SEC on March 16, 2006)

10.11	Management Agreement by and between Spyglass Merger Corp. and Silver Lake Technology Management, L.L.C. dated as of November 11, 2005 (incorporated by reference to Exhibit 10.19 to the registrant’s registration statement on Form S-4 (file no. 333-133641) filed by the registrant with the SEC on April 28, 2006)

10.12	Credit Agreement among Spyglass Merger Corp., Serena Software, Inc., Lehman Brothers Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and UBS Securities LLC, as Joint Lead Arrangers and Joint Lead Bookrunners and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Syndication Agent, UBS Securities LLC, as Documentation Agent and the Administrative Agent dated as of March 10, 2006 (incorporated by reference to Exhibit 99.B(3) to the registrant’s amended Schedule 13E-3 (file no. 005-58055) filed with the SEC on March 15, 2006)

10.13	Security Agreement among Spyglass Merger Corp., Serena Software, Inc. and Lehman Commercial Paper Inc., as Collateral Agent dated as of March 10, 2006 (incorporated by reference to Exhibit 10.28 to the registrant’s registration statement on Form S-4 (file no. 333-133641) filed by the registrant with the SEC on April 28, 2006)

10.14	Pledge Agreement among Spyglass Merger Corp., Serena Software, Inc. and Lehman Commercial Paper Inc., as Collateral Agent dated as of March 10, 2006 (incorporated by reference to Exhibit 10.29 to the registrant’s registration statement on Form S-4 (file no. 333-133641) filed by the registrant with the SEC on April 28, 2006)

31.01†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01‡	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02‡	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or compensatory plan or arrangement.
†	Exhibit is filed herewith.
‡	Exhibit is furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERENA SOFTWARE, INC.

By:	/s/ ROBERT I. PENDER, JR.
Robert I. Pender, Jr. Senior Vice President, Finance And Administration, Chief Financial Officer (Principal Financial And Accounting Officer)

Date: September 14, 2006

EXHIBIT INDEX

Exhibit No.	Exhibit Description

2.01	Agreement and Plan of Merger by and between Spyglass Merger Corp. and Serena Software, Inc. dated as of November 11, 2005 (incorporated by reference to Exhibit 2.1 to the registrant’s current report on Form 8-K (file no. 000-25285), filed with the SEC on November 14, 2005)

3.01	Restated Certificate of Incorporation of Serena Software, Inc. (incorporated by reference to Exhibit 3.01 to the registrant’s current report on Form 8-K (file no. 000-25285), filed with the SEC on August 21, 2006)

3.02	Bylaws of Serena Software, Inc. (incorporated by reference to Exhibit 3.02 to the registrant’s current report on Form 8-K (file no. 000-25285), filed with the SEC on August 21, 2006)

4.01	First Supplemental Indenture between Serena Software, Inc. and U.S. Bank National Association, as Trustee dated March 9, 2006. (incorporated by reference to Exhibit 4.1 to the registrant’s current report on Form 8-K (file no. 000-25285), filed with the SEC on March 16, 2006)

4.02	Indenture between Serena Software, Inc., Spyglass Merger Corp. and The Bank of New York, as Trustee dated March 10, 2006 (incorporated by reference to Exhibit 99.B(2) to the registrant’s amended Schedule 13E-3 (file no. 005-58055) filed with the SEC on March 15, 2006)

4.03	Registration Rights Agreement among Serena Software, Inc., Spyglass Merger Corp., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Lehman Brothers Inc. dated March 10, 2006 (incorporated by reference to Exhibit 18 to the amended Schedule 13D (file no. 005-58055) filed by Silver Lake Partners II, L.P. with the SEC on March 16, 2006)

4.04	Form of 10 3/8% Senior Subordinated Note due 2016 (included in Exhibit 4.02)

10.01*	Employment Agreement by and between Serena Software, Inc. and Mark E. Woodward dated as of March 10, 2006 (incorporated by reference to Exhibit 10.20 to the registrant’s registration statement on Form S-4 (file no. 333-133641) filed by the registrant with the SEC on April 28, 2006)

10.02*	Employment Agreement by and between Serena Software, Inc. and Robert I. Pender, Jr. dated as of March 10, 2006 (incorporated by reference to Exhibit 10.21 to the registrant’s registration statement on Form S-4 (file no. 333-133641) filed by the registrant with the SEC on April 28, 2006)

10.03*	Restricted Stock Agreement between Spyglass Merger Corp. and Mark E. Woodward dated as of March 10, 2006 (incorporated by reference to Exhibit 24 to the amended Schedule 13D (file no. 005-58055) filed by Silver Lake Partners II, L.P. with the SEC on March 16, 2006)

10.04*	Restricted Stock Agreement between Spyglass Merger Corp. and Robert I. Pender, Jr. dated as of March 10, 2006 (incorporated by reference to Exhibit 25 to the amended Schedule 13D (file no. 005-58055) filed by Silver Lake Partners II, L.P. with the SEC on March 16, 2006)

10.05*	Serena Software, Inc. 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.24 to the registrant’s amended registration statement on Form S-4/A (file no. 333-133641) filed by the registrant with the SEC on July 28, 2006)

10.06*	Form of 2006 Stock Option Grant—Time Options (incorporated by reference to Exhibit 10.25 to the registrant’s registration statement on Form S-4 (file no. 333-133641) filed by the registrant with the SEC on April 28, 2006)

10.07*	Form of 2006 Stock Option Grant—Time/Performance Options (incorporated by reference to Exhibit 10.26 to the registrant’s registration statement on Form S-4 (file no. 333-133641) filed by the registrant with the SEC on April 28, 2006)

Exhibit No.	Exhibit Description

10.08*	FY 2007 Executive Annual Incentive Plan (incorporated by reference to Exhibit 10.01 to the registrant’s current report on Form 8-K (file no. 000-25285), filed with the SEC on August 21, 2006)

10.09	Stockholders Agreement by and among Spyglass Merger Corp., Silver Lake Partners II, L.P., Silver Lake Technology Investors II, L.L.C., Serena Co-Invest Partners, L.P., Integral Capital Partners VII, L.P., Douglas D. Troxel Living Trust, Change Happens Foundation and Douglas D. Troxel dated as of March 10, 2006 (incorporated by reference to Exhibit 22 to the amended Schedule 13D (file no. 005-58055) filed by Silver Lake Partners II, L.P. with the SEC on March 16, 2006)

10.10	Management Stockholders Agreement, dated as of March 7, 2006, among Spyglass Merger Corp., Silver Lake Partners II, L.P., Silver Lake Technology Investors II, L.L.C. and the Initial Management Investors named therein (incorporated by reference to Exhibit 23 to the amended Schedule 13D (file no. 005-58055) filed by Silver Lake Partners II, L.P. with the SEC on March 16, 2006)

10.11	Management Agreement by and between Spyglass Merger Corp. and Silver Lake Technology Management, L.L.C. dated as of November 11, 2005 (incorporated by reference to Exhibit 10.19 to the registrant’s registration statement on Form S-4 (file no. 333-133641) filed by the registrant with the SEC on April 28, 2006)

10.12	Credit Agreement among Spyglass Merger Corp., Serena Software, Inc., Lehman Brothers Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and UBS Securities LLC, as Joint Lead Arrangers and Joint Lead Bookrunners and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Syndication Agent, UBS Securities LLC, as Documentation Agent and the Administrative Agent dated as of March 10, 2006 (incorporated by reference to Exhibit 99.B(3) to the registrant’s amended Schedule 13E-3 (file no. 005-58055) filed with the SEC on March 15, 2006)

10.13	Security Agreement among Spyglass Merger Corp., Serena Software, Inc. and Lehman Commercial Paper Inc., as Collateral Agent dated as of March 10, 2006 (incorporated by reference to Exhibit 10.28 to the registrant’s registration statement on Form S-4 (file no. 333-133641) filed by the registrant with the SEC on April 28, 2006)

10.14	Pledge Agreement among Spyglass Merger Corp., Serena Software, Inc. and Lehman Commercial Paper Inc., as Collateral Agent dated as of March 10, 2006 (incorporated by reference to Exhibit 10.29 to the registrant’s registration statement on Form S-4 (file no. 333-133641) filed by the registrant with the SEC on April 28, 2006)

31.01†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01‡	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02‡	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or compensatory plan or arrangement.
†	Exhibit is filed herewith.
‡	Exhibit is furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.