Form 10-Q
period 2006-10-31
SERENA SOFTWARE INC
filed 2006-12-15
CIK 1073967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2006

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

As of November 30, 2006, 99,113,930 shares of the Registrant’s common stock, $0.01 par value per share, were outstanding.

I NDEX

PART I—FINANCIAL INFORMATIO N

ITEM 1.    FINANCIAL STATEMENTS

SEREN A SOFTWARE, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	Successor October 31, 2006	Predecessor January 31, 2006
ASSETS
Current assets
Cash and cash equivalents	$37,475	$148,401
Restricted cash	—	3,260
Short-term investments	3,377	60,837
Accounts receivable, net of allowance of $1,520 and $2,224 at October 31 and January 31, 2006, respectively	31,087	35,464
Deferred taxes, net	8,658	8,658
Prepaid expenses and other current assets	5,179	4,838

Total current assets	85,776	261,458
Long-term investments	—	13,626
Property and equipment, net	6,963	5,927
Goodwill	807,840	300,551
Other intangible assets, net	425,925	87,359
Other assets	11,479	2,689

TOTAL ASSETS	$1,337,983	$671,610

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$32,143	$—
Accounts payable	10	2,551
Income taxes payable	5,684	13,961
Accrued expenses	25,208	25,835
Accrued interest on term loan and subordinated notes	4,715	413
Deferred revenue	59,370	67,305

Total current liabilities	127,130	110,065
Deferred revenue, net of current portion	14,154	10,608
Long-term liabilities	3,328	1,953
Deferred taxes	159,267	27,976
Term loan	342,857	—
Senior subordinated notes	200,000	—
Convertible subordinated notes	5	220,000

Total liabilities	846,741	370,602

Commitments and contingencies:
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized and no shares issued and outstanding at October 31, 2006; $0.001 par value, 5,000,000 shares authorized and no shares issued and outstanding at January 31, 2006	—	—
Series A Preferred stock, $0.01 par value; 1 share authorized, issued and outstanding at October 31, 2006	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized and 99,113,930 shares issued and outstanding at October 31, 2006; $0.001 par value, 90,000,000 shares authorized and 41,380,171 shares issued and outstanding at January 31, 2006	991	41
Additional paid-in capital	517,959	153,411
Deferred stock-based compensation	—	(8,744)
Accumulated other comprehensive loss	(31)	(4,529)
Retained (deficit) earnings	(27,677)	160,829

Total stockholders’ equity	491,242	301,008

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,337,983	$671,610

See accompanying notes to condensed consolidated financial statements.

SERENA SOFTWARE, INC.

Condensed Consolidated Statements of Operations

For the Three Months and Nine Months Ended October 31, 2006 and 2005

(In thousands)

(Unaudited)

	Successor	Predecessor		Successor	Predecessor
			Nine Months Ended October 31, 2006
	Three Months Ended October 31,		For the Period From February 1, 2006 to March 9, 2006	For the Period From March 10, 2006 to October 31, 2006	Nine Months Ended October 31, 2005
	2006	2005
Revenue:
Software licenses	$22,018	$22,511	$2,847	$53,161	$63,510
Maintenance	34,316	34,156	13,989	83,557	101,370
Professional services	8,326	8,254	2,872	22,331	20,755

Total revenue	64,660	64,921	19,708	159,049	185,635

Cost of revenue:
Software licenses	564	846	238	1,663	2,368
Maintenance	3,572	3,331	1,375	8,791	10,028
Professional services	7,878	7,186	3,035	20,682	19,156
Amortization of acquired technology	8,652	4,222	1,786	22,123	12,768

Total cost of revenue	20,666	15,585	6,434	53,259	44,320

Gross profit	43,994	49,336	13,274	105,790	141,315

Operating expenses:
Sales and marketing	19,211	18,754	6,520	47,703	53,411
Research and development	9,015	8,726	3,555	23,151	26,230
General and administrative	5,907	5,334	1,806	15,641	14,494
Amortization of intangible assets	9,091	2,560	1,098	23,338	7,956
Acquired in-process research and development	—	—	—	4,100	—
Restructuring, acquisition and other charges	587	—	41,916	1,188	—

Total operating expenses	43,811	35,374	54,895	115,121	102,091

Operating income (loss)	183	13,962	(41,621)	(9,331)	39,224
Interest income	462	1,708	856	2,647	4,198
Interest expense	(12,582)	(825)	(355)	(32,462)	(2,475)
Change in the fair value of derivative instrument	(2,028)	—	—	(2,602)	—
Amortization of debt issuance costs	(450)	(335)	(1,931)	(1,182)	(1,005)

(Loss) income before income taxes	(14,415)	14,510	(43,051)	(42,930)	39,942
Income tax (benefit) expense	(5,163)	3,967	(8,335)	(15,254)	12,776

Net (loss) income	$(9,252)	$10,543	$(34,716)	$(27,676)	$27,166

See accompanying notes to condensed consolidated financial statements.

SERENA SOFTWARE, INC.

Condensed Consolidated Sta tements of Cash Flows

For the Nine Months Ended October 31, 2006 and 2005

(In thousands)

(Unaudited)

	Predecessor	Successor	Predecessor
	Nine Months Ended October 31, 2006
	For the Period From February 1, 2006 to March 9, 2006	For the Period From March 10, 2006 to October 31, 2006	Nine Months Ended October 31, 2005
Cash flows from operating activities:
Net (loss) income	$(34,716)	$(27,676)	$27,166
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	319	1,824	2,119
Deferred income taxes	(1,450)	(17,742)	(8,005)
Tax benefit from employee stock plans	—	—	220
(Release) provision in allowance for bad debts	(17)	(482)	225
Accrued interest income, net of cash received	—	—	(83)
Accrued interest expense on term credit facility and subordinated notes, net of cash paid	355	29,827	2,475
Interest expense on the fair market value adjustment on the interest rate swap	—	2,602	—
Amortization of debt issuance costs	1,931	1,182	1,005
Amortization of deferred stock-based compensation	254	10,793	1,183
Amortization of acquired technology	1,786	22,123	12,768
Amortization of intangible assets	1,098	23,338	7,956
Acquired in-process research and development	—	4,100	—
Change in the value of consideration in the acquisition of Merant Plc.	—	—	4,033
Change in the value of consideration in the acquisition of TeamShare, Inc.	—	—	763
Acquisition, restructure and other charges paid related to the Silver Lake partners transaction	40,931	106	—
Changes in operating assets and liabilities:
Accounts receivable	2,345	4,364	3,497
Prepaid expenses and other assets	116	87	(205)
Accounts payable	(776)	(2,111)	(1,103)
Income taxes payable	(6,540)	(1,390)	1,879
Accrued expenses	(1,322)	57	1,927
Deferred revenue	1,736	7,891	(2,388)

Net cash provided by operating activities	6,050	58,893	55,432

Cash flows provided by (used in) investing activities:
Purchases of property and equipment	(221)	(2,616)	(2,268)
Cash paid in acquisition of Merant plc, net of cash received and acquisition related costs paid	(139)	(860)	(3,514)
Cash paid in acquisition of Apptero, Inc., net of cash received and acquisition related costs paid	(32)	(855)	(3,196)
Cash paid in acquisition of Data Scientific Corp., net of cash received and acquisition related costs paid	—	(3,014)	—
Acquisition and other related costs paid in the Silver Lake Partners transaction	(30,281)	(17)	—
Cash paid in the Silver Lake Partners transaction	—	(826,396)	—
Cash paid in the acquisition of Pacific Edge Software, Inc., net of cash received and acquisition related costs paid	—	(15,832)	—
Sales (purchases) of short-term and long-term investments	62,647	8,904	(42,041)
Restrictions removed on restricted cash and moved to cash & cash equivalents	—	3,260	—

Net cash provided by (used in) investing activities	31,974	(837,426)	(51,019)

SERENA SOFTWARE, INC.

Condensed Consolidated Sta tements of Cash Flows (Continued)

For the Nine Months Ended October 31, 2006 and 2005

(In thousands)

(Unaudited)

	Predecessor	Successor	Predecessor
	Nine Months Ended October 31, 2006
	For the Period From February 1, 2006 to March 9, 2006	For the Period From March 10, 2006 to October 31, 2006	Nine Months Ended October 31, 2005
Cash flows provided by (used in) financing activities:
Sale of common stock under the employee stock purchase plan	—		1,785
Exercise of stock options under the employee stock option plan	1,067	—	7,856
Common stock repurchased under the stock repurchase plan	—		(48,601)
Equity contributions from Silver Lake Partners and management	—	335,816	—
Debt issuance costs paid	—	(15,617)	—
Principal borrowings under the term credit facility	—	400,000	—
Principal borrowings under the senior subordinated notes	—	200,000	—
Principal payments on the term credit facility	—	(25,000)	—
Interest payments on the term credit facility and subordinated notes	—	(25,340)	—
Payments made to the Employee Benefits Trust	—	(3,238)	—
Payment on convertible subordinated notes including the conversion premium	—	(237,899)	—

Net cash provided by (used in) financing activities	1,067	628,722	(38,960)

Effect of exchange rate changes on cash	132	(338)	170

Net increase (decrease) in cash and cash equivalents	39,223	(150,149)	(34,377)
Cash and cash equivalents at beginning of period	148,401	187,624	133,330

Cash and cash equivalents at end of period	$187,624	$37,475	$98,953

Supplemental disclosures of cash flow information:
Income taxes paid	$—	$3,848	$9,979

Interest expense paid	$—	$27,755	$1,650

Non-cash investing and financing activity:
Unrealized loss on marketable securities	$—	$(464)	$(441)

Unrealized loss in fair value of derivative instrument	$—	$(2,602)	$—

Change in the value of consideration in the acquisition of Merant Plc.	$—	$—	$(4,033)

Change in the value of consideration in the acquisition of TeamShare, Inc.	$—	$—	$(763)

Consideration payable to Apptero shareholders in the acquisition	$—	$527	$963

Common stock issued in the Silver Lake Partners transaction, including estimated fair value of options assumed and fair value in excess of cash paid on the acceleration of options	$—	$508,157	$—

Consideration payable to Data Scientific Corp. shareholders in the acquisition	$—	$525	$—

Consideration payable (receivable) to Serena Software, Inc. shareholders in the acquisition	$—	$593	$—

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

On November 11, 2005, Spyglass Merger Corp. (“Spyglass”) and Serena entered into an Agreement and Plan of Merger (the “Agreement and Plan of Merger”), pursuant to which, among other things, Spyglass merged with and into Serena (the “Merger”), and Serena was the surviving corporation. The Merger was completed on March 10, 2006. Accordingly, the condensed consolidated statements of operations and condensed consolidated statements of cash flows are presented for periods preceding the Merger and the period succeeding the Merger. During fiscal year 2006, the Predecessor period is from February 1, 2005 to October 31, 2005. During fiscal year 2007, the Predecessor period is from February 1, 2006 through March 9, 2006 and the Successor period is from March 10, 2006 through October 31, 2006.

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

Stock-Based Compensation

Effective February 1, 2006, we adopted the provisions of, and accounted for stock-based compensation in accordance with, the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123—revised 2004 (“SFAS 123R”), “Share-Based Payment” which replaced Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under the fair value

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

recognition provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the fair value of the award over the requisite service period, which is the vesting period. We elected the modified- prospective method of adoption, under which prior periods are not revised for comparative purposes. The Company has elected the graded-vesting attribution method for recognizing stock-based compensation expense over the requisite service period for each separately vesting tranche of awards as though the awards were, in substance, multiple awards. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro forma disclosures.

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

Reclassifications and Adjustments

Certain reclassifications have been made to the balances for the three and nine months ended October 31, 2005 in order to conform to the October 31, 2006 presentations.

In the fiscal quarter ended October 31, 2005, $0.6 million in maintenance revenue was recognized that had been fully earned and collected that related to prior periods. The maintenance revenue recognized totaling $0.6 million represented less than 2% of total maintenance revenue in the quarter and was not considered material.

Major Customers

No single customer accounted for 10% or more of total revenue in either the fiscal quarter or fiscal nine months ended October 31, 2005, or 2006.

(2)    Mergers and Acquisitions

Spyglass Merger Corp.

As discussed in Note 1 the Spyglass Merger was completed on March 10, 2006. Upon completion of the Merger, each share of Serena Common Stock issued and outstanding immediately prior to the effective time of

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

the Merger (other than shares held in the treasury of Serena, owned by Spyglass or any direct or indirect wholly owned subsidiary of Spyglass or Serena that was not an employee benefit trust or held by stockholders who were entitled to and who properly exercised appraisal rights under Delaware law) was converted into the right to receive $24.00 in cash, without interest. In addition, in connection with the Merger, a certain stockholder, who is one of our directors and who prior to the Merger was also an executive officer of Serena, exchanged equity interests in Serena, which were valued for purposes of such exchange at approximately $154.1 million, for equity investments in the surviving corporation. Also in connection with the Merger, certain members of Serena’s management team made equity investments in the surviving corporation through retention of their stock options and restricted stock or the acquisition of common stock in the surviving corporation. None of Serena’s existing $220 million of convertible subordinated notes (“Notes”) converted to Serena common stock prior to completion of the Merger. In accordance with the indenture provisions and upon proper notice of conversion, $154.6 million of Serena’s existing $220 million of Notes were exchanged for cash in an amount of $24.00 for each share of Serena common stock into which the Notes were convertible prior to the consummation of the Merger. Subsequent to the Merger, in May 2006, the remaining $65.4 million notes were exchanged for cash in an amount of $24.00 per share.

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

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The total preliminary allocation of purchase price was as follows (in thousands):

Fair value of net liabilities assumed	$(70,851)
Acquired technology	165,800
Acquired in-process research and development	4,100
Trademark / Trade name portfolio	14,200
Customer relationships	276,200
Deferred tax liability	(178,291)
Goodwill	797,995

Total estimated purchase price of acquisition	$1,009,153

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

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

Goodwill—Approximately $798.0 million has been allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and intangible assets. In accordance with SFAS 142, goodwill will not be amortized but instead will be tested for impairment at least annually (more frequently if certain indicators are present). See Note 6 of our condensed consolidated financial statements for further information regarding goodwill.

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

Pro Forma Results

The unaudited financial information in the table below summarizes the results of operations of the Predecessor and Successor companies, on a pro forma basis, as though the Merger had occurred as of February 1, 2005. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the Merger had taken place on February 1, 2005 or of results that may occur in the future. The pro forma financial information for the nine months ended October 31, 2006 and 2005 includes amortization of acquired technologies, amortization of other intangible assets and amortization of stock-based compensation related to the Merger of $25.8 million, $27.2 million, and $12.2 million, respectively for the nine months ended October 31, 2006, and $22.6 million, $24.4 million, and $11.9 million, respectively for the nine months ended October 31, 2005. Restructuring costs and acquired in-process research and development costs have been excluded as they would not have been part of the results of operations for the nine months ended October 31, 2006 and 2005 that would have been achieved if the Merger had taken place on February 1, 2005.

The unaudited pro forma financial information for the nine months ended October 31, 2006 and 2005 is as follows (in thousands):

	Nine Months Ended October 31, 2006	Nine Months Ended October 31, 2005
Total revenue	$178,757	$185,635
Operating (loss) income	$(9,675)	$2,137
Net loss	$(31,172)	$(19,016)

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Pacific Edge Software, Inc.

On October 20, 2006, the Company acquired Pacific Edge Software, Inc. (“Pacific Edge”), a privately held company specializing in the development of project and portfolio management (“PPM”) solutions. The acquisition was accounted for using the purchase method of accounting, and accordingly, the results of operations of Pacific Edge are included in the Company’s consolidated financial statements from October 20, 2006.

With the acquisition of Pacific Edge, the Company adds Mariner, a PPM product, to its existing solution set. Mariner complements Serena’s existing Change Governance strategy, which encompasses solutions for ALM, such as its Dimensions product, and Operations Process Management, such as its TeamTrack product.

The Company acquired 100% of Pacific Edge’s outstanding common stock in acquiring all of its assets and assuming all of its liabilities. The total estimated purchase price was $16.5 million and consisted of cash consideration of $16.0 million and acquisition costs of $0.5 million. The total preliminary allocation of purchase price to the fair value of tangible net assets assumed, intangible assets and goodwill was $1.1 million, $9.2 million and $9.8 million, respectively, all net of $3.6 million allocated to deferred tax liability.

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

2006 Stock Incentive Plan

Following the completion of the Merger, Serena established a new stock incentive plan, the 2006 Stock Incentive Plan (the “2006 Plan”), which governs, among other things, the grant of options, restricted stock bonuses, and other forms of share-based payments covering shares of Serena’s common stock to our employees (including officers), directors and consultants. Serena common stock representing 12% of outstanding common stock on a fully diluted basis as of the date of the Merger is reserved for issuance under the 2006 Plan. Each award under the 2006 Plan will specify the applicable exercise or vesting period, the applicable exercise or purchase price, and such other terms and conditions as deemed appropriate. Stock options granted under the 2006 Plan are either “time options” that will vest and become exercisable over a four-year period or “time and performance options” that will vest based on the achievement of certain performance targets over a five-year period following the date of grant. All options granted under the 2006 Plan will expire not later than ten years from the date of grant, but generally will terminate earlier upon termination of employment. In the event of a sale of substantially all of the assets of Serena, or a merger or acquisition of Serena, the board of directors may provide that awards granted under the 2006 Plan will be cashed out, continued, replaced with new awards that substantially preserve the terms of the original awards, or terminated, with acceleration of vesting of the original awards determined at the discretion of the board of directors.

As of October 31, 2006, a total of 13,515,536 shares of common stock were reserved for issuance upon the exercise of stock options and for the future grant of stock options or awards under the 2006 Plan.

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

“Roll Over” Options

In connection with the merger, the management participants were permitted to elect to have the surviving company in the merger assume some or all of the Serena stock options that they held immediately prior to the merger and that had an exercise price of less than $24.00 per share. The number of shares subject to these “roll over” options was adjusted to be the number of shares equal to the product of (1) the difference between $24.00 and the exercise price of the option and (2) the quotient of the total number of shares of Serena’s common stock subject to such option, divided by $3.75. The exercise price of these “roll over” options was adjusted to $1.25 per share. The “roll over” options are subject to terms of the original option agreements with Serena, except that in the event of a “change in control” of Serena (as defined in the 2006 Plan), the treatment of the “roll over” options upon such transaction will be determined in accordance with the terms of the 2006 Plan.

Employee Stock Purchase Plan

In connection with the Merger, Serena’s 1999 Plan was terminated, and there were no offering periods under the plan on or after November 30, 2005.

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

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Prior to the adoption of SFAS 123R, the Company provided the disclosures required under SFAS 123. The Company generally did not recognize stock-based compensation expense for option grants to its employees in its consolidated statement of operations for periods prior to the adoption of SFAS 123R as most options granted had an exercise price equal to the market value of the underlying common stock on the date of the grant. Prior to February 1, 2006, unearned compensation resulted primarily from vested stock options assumed in acquisitions and restricted stock awarded to employees. The following table illustrates the effect on net income for the three and nine months ended October 31, 2005, if Serena applied the fair value recognition provisions of SFAS 123R to stock–based employee compensation (in thousands):

	Predecessor
	Three Months Ended October 31, 2005	Nine Months Ended October 31, 2005
Net income as reported	$10,543	$27,166
Add: stock-based employee compensation expense included in reported net income, net of tax	375	745
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(2,898)	(8,770)

Pro forma net income	$8,020	$19,141

Prior to the adoption of SFAS 123R, the Company presented unearned compensation as a separate component of stockholders’ equity. In accordance with the provisions of SFAS 123R, on February 1, 2006, the Predecessor company reclassified the balance in unearned compensation to additional paid-in capital on its balance sheet.

Prior to the adoption of SFAS 123R, the Company presented all tax benefits for deductions resulting from the exercise of stock options as operating cash flows on its statement of cash flows. SFAS 123R requires the cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense recorded for those options (excess tax benefits) to be classified as financing cash flows. The Company did not record any excess tax benefits as financing cash inflows rather than as operating cash inflows on its statements of cash flows for either the Predecessor or Successor periods in the nine months ended October 31, 2006. Compensation costs capitalized as part of property and equipment was not material for all periods presented.

As of October 31, 2006, total unrecognized compensation costs related to unvested stock options and restricted stock awards was $28.0 million. Unvested stock options are expected to be recognized over a period of 6 to 6.5 years and restricted stock awards are expected to be recognized over a period of 4 years.

The fair value of each stock option grant under the stock option plans and the fair value of the employees’ purchase rights under the employee stock purchase plan (“ESPP”) are estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the three and six months ended October 31, 2006 and 2005.

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

		Stock Option Plans		ESPP
		Three Months Ended October 31,
		Successor 2006	Predecessor 2005	Successor 2006	Predecessor 2005
Expected life (in years)		6.0 to 6.5	4.5	N/A	0.5
Risk-free interest rate		4.6%	4.4%	N/A	4.3%
Volatility		55% to 63%	62%	N/A	32%

	Stock Option Plans			ESPP
	Nine Months Ended October 31,
	Predecessor For the Period From February 1, 2006 to March 9, 2006	Successor For the Period From March 10, 2006 to October 31, 2006	Predecessor 2005	Predecessor/ Successor 2006	Predecessor 2005
Expected life (in years)	3.75	6.0 to 6.5	4.5	N/A	0.5
Risk-free interest rate	4.8%	4.6%	4.4%	N/A	4.3%
Volatility	50%	55% to 63%	62%	N/A	32%

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

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

General Stock Option Information

The following table sets forth the summary of option activity under our stock option programs for the Predecessor period from February 1, 2006 through March 9, 2006 and Successor period from March 10, 2006 through October 31, 2006:

	Options Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price
Predecessor company balances as of January 31, 2006	660,795	6,159,492	$19.16
Activity during the Predecessor period from February 1, 2006 through March 9, 2006:
Granted with an exercise price equal to the fair value of common stock	—	—
Exercised	—	(71,461)	$14.93
Cancelled	—	(32,032)	$22.67

Predecessor company balances as of March 9, 2006	660,795	6,055,999	$19.19

Successor company balances as of March 9, 2006	—	—	—
Activity during the Successor period from March 10, 2006 through October 31, 2006:
Authorized, including options assumed from the Predecessor	13,515,536	—	—
Options assumed in the merger		3,940,574	$1.25
Options assumed in the merger		5,955	$8.40
Granted	(11,105,000)	11,105,000	$5.00
Exercised	—	—	—
Cancelled	71	(71)	$1.25
Cancelled	120,000	(120,000)	$5.00

Successor company balances as of October 31, 2006	2,530,607	14,931,458	$4.01

Information regarding the stock options outstanding at October 31, 2006 is summarized as follows:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.25	3,940,503	6.01 years	$1.25	3,940,503	$1.25
$5.00	10,985,000	9.41 years	$5.00	—	—
$8.40	5,955	6.59 years	$8.40	5,955	$8.40

	14,931,458	8.51 years	$4.01	3,946,458	$1.26

The aggregate intrinsic value of options outstanding and options exercisable as of October 31, 2006 was $49.0 million and $14.8 million, respectively.

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

General Restricted Stock Information

	Non-Vested Shares	Weighted Average Grant Date Fair Value
Predecessor company balances as of January 31, 2006	475,000	$19.85
No activity during the Predecessor period from February 1, 2006 through March 9, 2006:

Predecessor company balances as of March 9, 2006	475,000	$19.85

Successor company balances as of March 9, 2006	—	—
Activity during the Successor period from March 10, 2006 through October 31, 2006:
Restricted stock assumed in the merger	912,000	$5.00

Successor company balances as of October 31, 2006	912,000	$5.00

Stock-based compensation expense for the three months and nine months ended October 31, 2006 and 2005 is as follows (in thousands):

	Successor	Predecessor			Successor	Predecessor
			Nine Months Ended October 31, 2006
	Three Months Ended October 31,		For the Period From February 1, 2006 to March 9, 2006		For the Period From March 10, 2006 to October 31, 2006	Nine Months Ended October 31, 2005
	2006	2005
Cost of maintenance	$139	$4	$1		$301	$14
Cost of professional services	74	4	2		179	15

Stock-based compensation in cost of revenue	213	8	3		480	29

Sales and marketing	1,360	65	27		3,145	251
Research and development	603	30	12		1,428	115
General and administrative	2,353	492	212		5,740	788
Restructuring, acquisition and other charges	—	—	18,457	(1)	—	—

Stock-based compensation in operating expenses	4,316	587	18,708		10,313	1,154

Total stock-based compensation	$4,529	$595	$18,711		$10,793	$1,183

(1)	Represents stock-based compensation expense from the acceleration of unvested stock options and unvested restricted stock resulting from the merger.

(5)    Acquisition-Related and Restructuring Charges and Accruals

The Successor company’s total acquisition-related and restructuring accrual is predominantly associated with the Merger in March 2006 and the Predecessor company’s acquisition of Merant in April 2004, and to a lesser extent, three smaller technology acquisitions in March 2005, March 2006 and October 2006.

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

With respect to the Merger in March 2006, the Company recorded acquisition-related costs totaling $47.7 million, and employee severance and other restructuring costs totaling $0.6 million, accrued through purchase accounting. With the Merger, the major actions that comprised the employee severance plan included a company-wide review of the organization’s workforce and a notification to affected employees of the acquired entity. All such notifications occurred prior to the consummation of the Merger and the employee severance plan was essentially completed upon notification. All affected employees were terminated.

With respect to the Predecessor company’s smaller technology acquisition in March 2005 and the Successor company’s smaller technology acquisitions in March 2006 and October 2006, the companies recorded $0.1 million, $0.1 million and $0.5 million in legal and other acquisition-related costs, respectively.

In aggregate, the Predecessor Company and Successor Company combined accrued $42.6 million and paid $43.1 million in acquisition-related and restructuring charges in the nine months ended October 31, 2006. The nature of the acquisition-related and restructuring charges and the amounts paid and accrued as of October 31, 2005 and 2006 are summarized as follows (in thousands):

	Severance, payroll taxes and other employee benefits	Facilities closures	Legal and other acquisition- related costs	Total acquisition- related and restructuring charges and accruals
Predecessor company balances as of January 31, 2005	$5,066	$637	$940	$6,643
Activity during the nine months ended October 31, 2005:
Accrued	—	—	100	100
Paid	(2,512)	(340)	(746)	(3,598)
Adjustments (1)	(1,428)	(143)	(665)	(2,236)

Predecessor company balances as of October 31, 2005	$1,126	$154	$(371)	$909

Predecessor company balances as of January 31, 2006	$500	$155	$2,739	$3,394
Activity during the Predecessor period from February 1, 2006 through March 9, 2006:
Accrued	553	—	41,463	42,016
Paid	(172)	(2)	(885)	(1,059)

Predecessor company balances as of March 9, 2006	$881	$153	$43,317	$44,351

Successor company balances as of March 9, 2006	$—	$—	$—	$—
Activity during the Successor period from March 10, 2006 through October 31, 2006:
Balances assumed from the Predecessor	881	153	43,317	44,351
Accrued	10	201	366	577
Paid	(545)	6	(41,534)	(42,073)
Adjustments (2)	—	—	(200)	(200)

Successor company balances as of October 31, 2006	$346	$360	$1,949	$2,655

(1)	Purchase accounting adjustments recorded in the first fiscal quarter ended April 30, 2005 totaled $2.2 million and were the result of finalizing certain acquisition-related estimates associated with the Merant acquisition at the one year anniversary of the acquisition. There were no purchase accounting adjustments associated with acquisition-related and restructuring charges recorded in the second or third fiscal quarters ended July 31, 2005 and October 31, 2005.
(2)	Purchase accounting adjustments recorded in the third fiscal quarter ended October 31, 2006 totaled $0.2 million and were the result of finalizing certain acquisition-related estimates associated with the Merger.

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Acquisition-related and restructuring accruals at October 31, 2005 and 2006 totaling $0.9 million and $2.7 million, respectively, are reflected in accrued expenses in the Company’s condensed consolidated balance sheets.

(6)    Goodwill and Other Intangible Assets

(a) Goodwill:

The Company accounts for goodwill and certain intangible assets after an acquisition is completed in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. As such, goodwill and other indefinite life intangible assets are not amortized but instead are periodically tested for impairment. The annual impairment test required by SFAS No. 142 is performed in the fourth fiscal quarter each year and has been performed in each of the fourth quarters of fiscal years 2004, 2005 and 2006. The Company has concluded that there were no indicators of impairment of goodwill as of October 31, 2006.

The change in the carrying amount of goodwill for the nine months ended October 31, 2006 is as follows (in thousands):

Predecessor company balance as of January 31, 2006	$300,551
Activity during the Predecessor period February 1, 2006 through March 9, 2006:
Purchase accounting adjustments to eliminate Predecessor goodwill	(300,551)

Successor company balance as of March 9, 2006	—
Goodwill recorded in the Merger	797,995
Goodwill recorded in the Pacific Edge acquisition	9,845

Successor company balance as of October 31, 2006	$807,840

Goodwill and other intangible assets consisted of the following (in thousands):

	Successor	Predecessor
	October 31, 2006	January 31, 2006
Goodwill	$807,840	$300,551

Non-compete agreements	$—	$10,933
Acquired technology	178,186	93,755
Customer relationships	278,900	51,810
Trademark / Trade name portfolio	14,300	2,600

	471,386	159,098
Less: accumulated amortization	45,461	71,739

	$425,925	$87,359

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(b) Other Intangible Assets:

Other intangible assets are comprised of the following (in thousands):

	Predecessor As of January 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Non-compete agreements	$10,933	$(4,925)	$6,008
Acquired technology	93,755	(48,636)	45,119
Customer relationships	51,810	(16,036)	35,774
Trademark / Trade name portfolio	2,600	(2,142)	458

Total	$159,098	$(71,739)	$87,359

	Successor As of October 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Non-compete agreements	$—	$—	$—
Acquired technology	178,186	(22,124)	156,062
Customer relationships	278,900	(22,196)	256,704
Trademark / Trade name portfolio	14,300	(1,141)	13,159

Total	$471,386	$(45,461)	$425,925

Aggregate amortization expense:
For the remaining three months of year ending January 31, 2007			$18,307
Estimated amortization expense:
For year ended January 31, 2008			73,227
For year ended January 31, 2009			72,915
For year ended January 31, 2010			72,827
For year ended January 31, 2011			71,534
For year ended January 31, 2012			40,503
Thereafter			76,612

Total			$425,925

As of October 31, 2006, the weighted average remaining amortization period for acquired technology is 52 months; trademark/trade name portfolio is 88 months; and customer relationships are 88 months. The total weighted average remaining amortization period for all identifiable intangible assets is 74 months. The aggregate amortization expense of acquired technology and other intangible assets was $17.7 million and $6.8 million in the three months ended October 31, 2006 and 2005, respectively, and $48.3 million and $20.7 million in the nine months ended October 31, 2006 and 2005, respectively. There were no impairment charges in the three month and nine month periods ended October 31, 2006 and 2005.

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(7)    Comprehensive (Loss) Income

We report components of comprehensive (loss) income in our annual consolidated statements of shareholders’ equity. Comprehensive (loss) income consists of net (loss) income, foreign currency translation adjustments, and unrealized losses on marketable equity securities. Total comprehensive (loss) income for the three and nine months ended October 31, 2006 and 2005 is as follows (in thousands):

	Successor	Predecessor		Successor	Predecessor
			Nine Months Ended October 31, 2006
	Three Months Ended October 31,		For the Period From February 1, 2006 to March 9, 2006	For the Period From March 10, 2006 to October 31, 2006	Nine Months Ended October 31, 2005
	2006	2005
Comprehensive (loss) income:
Net (loss) income	$(9,252)	$10,543	$(34,716)	$(27,676)	$27,166
Other comprehensive (loss) income:
Foreign currency translation adjustments	(255)	(27)	132	(338)	170
Unrealized gain (loss) on marketable securities, net of tax	15	(162)	—	(464)	(441)

Other comprehensive (loss) income	(240)	(189)	132	(802)	(271)

Total comprehensive (loss) income	$(9,492)	$10,354	$(34,584)	$(28,478)	$26,895

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

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB 108 provides interpretive guidance on how registrants should quantify financial statement misstatements. There is currently diversity in practice, with the two commonly used methods to quantify misstatements being the “rollover” method (which primarily focuses on the income statement impact of misstatements) and the “iron curtain” method (which focuses on the balance sheet impact). SAB 108 requires registrants to use a dual approach whereby both of these methods are considered in evaluating the materiality of financial statement errors. Prior materiality assessments will need to be considered using both the rollover and iron curtain methods. SAB 108 is effective for fiscal years ending on or after November 15, 2006. We do not expect this Statement to have a material impact on our Consolidated Condensed Financial Statements.

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(9)    Debt

Debt as of October 31, 2006 consists of the following (in thousands):

Successor
Senior Secured term loan, due March 10, 2013, three-month LIBOR plus 2.25%	$375,000
Senior subordinated notes, due March 15, 2016, 10.375%	200,000
Convertible subordinated notes due December 15, 2023, 1.5%	5

Total long-term debt	575,005
Less current portion	(32,143)

Total long-term debt, less current portion	$542,862

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

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Subordinated Convertible Notes

On December 15, 2003, we issued an aggregate principal amount of $220.0 million of our 1.5% Convertible Subordinated Securities due 2023, or the convertible subordinated notes, in a private placement. We pay interest on June 15 and December 15 of each year. The first interest payment was made on June 15, 2004. Prior to the consummation of the Merger, the convertible subordinated notes were convertible under certain conditions into shares of Serena common stock at an initial conversion rate of 45.0577 shares per $1,000 principal (representing an initial conversion price of approximately $22.194 per share), subject to certain adjustments. Upon the consummation of the Merger, the convertible subordinated notes became convertible into $24.00 per share of Serena common stock into which such notes were convertible prior to the Merger. Approximately $4,000 of the convertible subordinated notes and an additional $1,000 in conversion premium remained outstanding on October 31, 2006. We expect to repurchase any such notes requested to be repurchased in the future.

Debt Covenants

The subordinated notes and the Credit Facility contain various covenants including limitations on additional indebtedness, capital expenditures, restricted payments, the incurrence of liens, transactions with affiliates and sales of assets. In addition, the Credit Facility requires the Company to comply with certain financial covenants, including leverage and interest coverage ratios and capital expenditure limitations. The Company was in compliance with all of the covenants of the Credit Facility as of October 31, 2006.

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

On February 27, 2006, Serena and the other defendants reached an agreement in principle with the plaintiffs providing for the settlement of the actions. In connection with the settlement, Serena agreed to make available additional information to its stockholders. Some of that information was included in the Merger proxy statement. The remaining additional information was contained in a press release Serena issued on February 28, 2006. In return, the plaintiffs agreed to the dismissal of the actions and to withdraw all motions filed in connection with such actions. In addition, Serena agreed to pay the legal fees and expenses of plaintiffs’ counsel, subject to the approval by the respective courts. This payment did not affect the amount of Merger consideration that was paid to Serena’s stockholders in the Merger. Serena and the other defendants continue to deny plaintiffs’ allegations in the actions but agreed to settle the purported class actions to avoid costly litigation and the risk of delay to the closing of the Merger. On July 31, 2006, the California Superior Court conducted a hearing to consider the settlement and, on November 15, 2006, issued a final order approving the settlement, reducing the fee award to plaintiff’s counsel and dismissing the California action with prejudice. Following the judgment by the California Superior Court, the parties are required to submit the settlement to the Delaware Chancery Court for review and dismissal of the Delaware action. The settlement amount, including legal fees associated with the litigation settlement, has been accrued at January 31, 2006, and is included in acquisition-related and restructuring charges and accruals.

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

None of the $220.0 million of Serena convertible subordinated notes were converted into Serena common stock prior to the effective time of the merger, and so all the convertible subordinated notes became convertible into cash, following the merger, in an amount of $24.00 for each share of Serena common stock into which the convertible subordinated notes were convertible prior to the merger. Approximately $4,000 of the convertible subordinated notes, excluding conversion premiums totaling $1,000, remained outstanding on October 31, 2006. Holders had been able to convert such notes into cash in connection with the merger through March 25, 2006. On May 15, 2006, we extended the date on which holders could convert such notes into cash to May 30, 2006. On May 30, 2006, all but $4,000 of such notes, excluding the conversion premium of $1,000, were converted into cash.

In connection with the merger, Spyglass, the Silver Lake investors, Douglas Troxel and entities affiliated with Mr. Troxel entered into a stockholders agreement which required that, until the earlier of a control event or an initial public offering of shares of our common stock, the parties to that agreement that beneficially own shares of our common stock will vote those shares to elect a board of directors having a specified composition.

Also, in connection with the merger, we entered into a senior secured credit agreement, issued senior subordinated notes, and entered into other related transactions, which we refer to collectively as the acquisition transactions. After consummation of the acquisition transactions, we are highly leveraged. As of October 31, 2006, we had outstanding $575.0 million in aggregate indebtedness, including the conversion premium on the convertible subordinated notes, with an additional $75.0 million of borrowing capacity available under our new revolving credit facility. Our liquidity requirements are significant, primarily due to debt service requirements. On a pro forma basis, after giving effect to the acquisition transactions, our cash interest expense for the fiscal year ended January 31, 2006 would have been $51.1 million.

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

In the current fiscal quarter ended October 31, 2006, when compared to the same quarter a year ago, total revenues remained essentially unchanged, as total revenues for such period were $64.7 million versus $64.9 million in the same period from a year ago. The slight decrease in total revenues was primarily due to the maintenance revenue write-down to fair value in connection with the merger offset by improvements in our consulting business, fueled in part by a continued increase in the number of large engagements. In the current fiscal nine months ended October 31, 2006, when compared to the same nine months a year ago, total revenues decreased 4%, as total revenues were $178.8 million in the current fiscal nine months versus $185.6 million in the same nine months a year ago. The decrease in total revenues was primarily the result of slower seasonal software purchasing activity and distractions related to the merger, and the maintenance revenue write-down to fair value in connection with the merger; all partially offset by improvements in our consulting business, fueled in part by a continued increase in the number of large engagements.

In the current fiscal quarter and fiscal nine months ended October 31, 2006, 65% and 71%, respectively, of our total software license revenue came from our distributed systems products and 35% and 29%, respectively, came from our mainframe products.

Historically, our revenue has been generally attributable to sales in North America, Europe and to a lesser extent Asia Pacific. Revenue attributable to sales in North America accounted for approximately 67% and 66% of our total revenue for the current fiscal quarter and fiscal nine months ended October 31, 2006, respectively, as compared to 69% and 65% in the same quarter and nine months, respectively, a year ago.

Our international revenue is attributable principally to our European operations. International revenue accounted for approximately 33% and 34% of our total revenue for the current fiscal quarter and fiscal nine months ended October 31, 2006, respectively, as compared to 31% and 35% in the same quarter and nine months, respectively, a year ago.

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

Stock-based Compensation.    Effective February 1, 2006, the Company adopted the provisions of, and accounted for stock-based compensation in accordance with, the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123R (“SFAS 123R”), “Share-Based Payment”. The Company elected the modified prospective application method of adoption, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Under the fair value recognition provisions of SFAS 123R stock-based compensation cost is measured at the grant date based on the fair value of the award over the requisite service period, which is the vesting period. For stock-based awards granted on or after February 1, 2006, the Company has elected the graded-vesting attribution method for recognizing stock-based compensation expense over the requisite service period for each separately vesting tranche of awards as though the awards were, in substance, multiple awards. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation costs estimated for the SFAS No. 123 pro forma disclosures.

The Company currently uses the Black-Scholes option pricing model to determine the fair value of stock options. The determination of the fair value of stock-based awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.

The Company estimates the expected term of options granted based on observed and expected time to post-vesting exercise and/or cancellations. Expected volatility is based on the combination of historical volatility of our common stock and our peer group’s common stock over the period commensurate with the expected life of the options. The Company bases the risk-free interest rate that the Company uses in the option pricing model on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option pricing model. The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses forecasted projections to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. All stock-based awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods.

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

Stock-based compensation expense related to employee stock options and restricted stock awards recognized under SFAS 123R for the Predecessor period running from February 1, 2006 through March 9, 2006 was $18.7 million and for the Successor period running from March 10, 2006 through October 31, 2006 was $10.8 million.

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

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB 108 provides interpretive guidance on how registrants should quantify financial statement misstatements. There is currently diversity in practice, with the two commonly used methods to quantify misstatements being the “rollover” method (which primarily focuses on the income statement impact of misstatements) and the “iron curtain” method (which focuses on the balance sheet impact). SAB 108 requires registrants to use a dual approach whereby both of these methods are considered in evaluating the materiality of financial statement errors. Prior materiality assessments will need to be considered using both the rollover and iron curtain methods. SAB 108 is effective for fiscal years ending on or after November 15, 2006. We do not expect this Statement to have a material impact on our Consolidated Condensed Financial Statements.

Historical Results of Operations

The following table sets forth our historical results of operations expressed as a percentage of total revenue and is not necessarily indicative of the results for any future period. Historical results include the post-acquisition results of TeamShare, Inc., or TeamShare, from June 5, 2003, Merant plc, or Merant, from April 23, 2004, Integrated Chipware’s RTM product from June 21, 2004, the Apptero product from March 7, 2005, and Pacific Edge Software, Inc., or Pacific Edge, from October 20, 2006.

For purposes of the nine months ended October 31, 2006 discussed herein, we have aggregated the Predecessor period from February 1, 2006 through March 9, 2006 and the Successor period from March 10, 2006 through October 31, 2006, without further adjustment. The supplemental aggregate disclosures and discussions are not in accordance with, or an alternative for, generally accepted accounting principles, and are provided solely for the purpose of providing additional supplemental information when comparing the Predecessor period from February 1, 2006 through March 9, 2006 plus the Successor period from March 10, 2006 through October 31, 2006 to the Predecessor nine month period ended October 31, 2005.

The following table sets forth our results of operations expressed as a percentage of total revenue. These operating results for the periods presented are not necessarily indicative of the results for the full fiscal year or any other period.

	Successor	Predecessor		Successor	Predecessor
			Nine Months Ended October 31, 2006
	Three Months Ended October 31,		For the Period From February 1, 2006 to March 9, 2006	For the Period From March 10, 2006 to October 31, 2006	Nine Months Ended October 31, 2005
	2006	2005
Revenue:
Software licenses	34%	35%	14%	33%	34%
Maintenance	53%	52%	71%	53%	55%
Professional services	13%	13%	15%	14%	11%

Total revenue	100%	100%	100%	100%	100%

Cost of revenue:
Software licenses	1%	1%	1%	1%	1%
Maintenance	6%	5%	7%	5%	6%
Professional services	12%	11%	16%	13%	10%
Amortization of acquired technology	13%	7%	9%	14%	7%

Total cost of revenue	32%	24%	33%	33%	24%

Gross profit	68%	76%	67%	67%	76%

Operating expenses:
Sales and marketing	30%	29%	33%	30%	29%
Research and development	14%	13%	18%	14%	14%
General and administrative	9%	8%	9%	10%	8%
Amortization of intangible assets	14%	4%	5%	15%	4%
Acquired in-process research and development	—	—	—	3%	—
Restructuring, acquisition and other charges	1%	—	213%	1%	—

Total operating expenses	68%	54%	278%	72%	55%

Operating income (loss)	—	22%	(211)%	(6)%	21%
Interest income	1%	2%	5%	2%	2%
Interest expense	(19)%	(1)%	(2)%	(20)%	(1)%
Change in fair value of derivative instrument	(3)%	—	—	(2)%	—
Amortization of debt issuance costs	(1)%	(1)%	(10)%	(1)%	—

(Loss) income before income taxes	(22)%	22%	(218)%	(27)%	22%
Income tax (benefit) expense	(8)%	6%	(42)%	(10)%	7%

Net (loss) income	(14)%	16%	(176)%	(17)%	15%

Revenue

We derive revenue from software licenses, maintenance, and professional services. Our total revenue decreased $0.3 million, or less than 1%, to $64.7 million in the fiscal quarter ended October 31, 2006 from $64.9 million in the same quarter a year ago. For the nine months ended October 31, 2006, total revenue decreased $6.9 million, or 4%, to $178.8 million from $185.6 million in the same nine month period a year ago.

The following table summarizes software licenses, maintenance and professional services revenues for the periods indicated (in thousands, except percentages):

	Successor	Predecessor	Increase (Decrease)		Predecessor	Successor	Aggregate	Predecessor	Increase (Decrease)
					Nine Months Ended October 31, 2006
	Three Months Ended October 31,				For the Period From February 1, 2006 to March 9, 2006	For the Period From March 10, 2006 to October 31, 2006	Nine Months Ended October 31, 2006	Nine Months Ended October 31, 2005
	2006	2005	In Dollars	In %					In Dollars	In %
Revenue:
Software licenses	$22,018	$22,511	$(493)	(2)%	$2,847	$53,161	$56,008	$63,510	$(7,502)	(12)%
Maintenance	34,316	34,156	160	—	13,989	83,557	97,546	101,370	(3,824)	(4)%
Professional services	8,326	8,254	72	1%	2,872	22,331	25,203	20,755	4,448	21%

Total revenue	$64,660	$64,921	$(261)	—	$19,708	$159,049	$178,757	$185,635	$(6,878)	(4)%

Software Licenses.    Software licenses revenue as a percentage of total revenue was 34% and 31% in the current fiscal quarter and fiscal nine months ended October 31, 2006, respectively, as compared to 35% and 34% in the same quarter and nine months, respectively, a year ago. For the current fiscal quarter, when compared to the same quarter a year ago, the decrease in total software licenses revenue is predominantly due to decreases across the board on all products, except for and net of increases in ChangeMan ZMF and TeamTrack licenses, due predominantly to slower buying patterns. For the current fiscal nine months, when compared to the same nine months a year ago, the decrease in total software licenses revenue is predominantly due to decreases across the board on all products, except for and net of increases in Dimensions and TeamTrack licenses, due predominantly to slower buying patterns and distractions related to the merger. Distributed systems products accounted for $14.3 million or 65% and $38.8 million or 69% of total software licenses revenue in the current fiscal quarter and fiscal nine months ended October 31, 2006, respectively, as compared to $15.9 million or 71% and $42.9 million or 68% in the same quarter and nine months, respectively, a year ago. We expect that our Dimensions, Professional, and TeamTrack family of products will continue to account for a substantial portion of software license revenue in the future.

Maintenance.    Maintenance revenue as a percentage of total revenue was 53% and 55% in the current fiscal quarter and fiscal nine months ended October 31, 2006, respectively, as compared to 52% and 55% in the same quarter and nine months, respectively, a year ago. For the current fiscal quarter ended October 31, 2006, when compared to the same quarter a year ago, the slight increase in maintenance revenue is due to the growth in installed software license base, as new licenses generally include one year of maintenance, and to a lesser extent maintenance price increases; all partially offset by the maintenance revenue write-down to fair value in connection with the merger totaling $3.0 million in the current fiscal quarter ended October 31, 2006. For the fiscal nine months ended October 31, 2006, when compared to the same nine months a year ago, the decrease in maintenance revenue is due to the maintenance revenue write-down to fair value in connection with the merger totaling $11.0 million in the current fiscal nine months ended October 31, 2006; offset by increases due to growth of our installed software license base, as new licenses generally include one year of maintenance, and to a lesser extent maintenance price increases. We expect maintenance revenue to grow in absolute dollars in the near term as maintenance contracts renew.

Professional Services.    Professional services revenue as a percentage of total revenue was 13% and 14% in the current fiscal quarter and fiscal nine months ended October 31, 2006, respectively, as compared to 13% and 11% in the same quarter and nine months, respectively, a year ago. For both the fiscal quarter and fiscal nine months, when compared to the same quarter and nine months a year ago, the increase is predominantly due to the continued improvement in our consulting business, fueled in part by continued increases in the number of large engagements. In general, professional services revenue is attributable to consulting opportunities resulting from our installed customer base and our expanded consulting service capabilities. We expect professional services revenue to grow slightly in absolute dollars in the near term.

Cost of Revenue

Cost of revenue, which consists of cost of software licenses, cost of maintenance, cost of professional services, and amortization of acquired technology, was 32% and 33% of total revenue in the current fiscal quarter and fiscal nine months ended October 31, 2006, respectively, as compared to 24% in both the same quarter and nine months, respectively, a year ago.

The following table summarizes cost of revenue for the periods indicated (in thousands, except percentages):

	Successor	Predecessor	Increase (Decrease)		Predecessor	Successor	Aggregate	Predecessor	Increase (Decrease)
					Nine Months Ended October 31, 2006
	Three Months Ended October 31,				For the Period From February 1, 2006 to March 9, 2006	For the Period From March 10, 2006 to October 31, 2006	Nine Months Ended October 31, 2006	Nine Months Ended October 31, 2005
	2006	2005	In Dollars	In %					In Dollars	In %
Cost of revenue:
Software licenses	$564	$846	$(282)	(33)%	$238	$1,663	$1,901	$2,368	$(467)	(20)%
Maintenance	3,572	3,331	241	7%	1,375	8,791	10,166	10,028	138	1%
Professional services	7,878	7,186	692	10%	3,035	20,682	23,717	19,156	4,561	24%
Amortization of acquired technology	8,652	4,222	4,430	105%	1,786	22,123	23,909	12,768	11,141	87%

Total cost of revenue	$20,666	$15,585	$5,081	33%	$6,434	$53,259	$59,693	$44,320	$15,373	35%

Percentage of total revenue	32%	24%			33%	33%	33%	24%

Software Licenses.    Cost of software licenses consists principally of fees associated with integrating third party technology into our Professional and Dimensions distributed systems products and, to a lesser extent, salaries, bonuses, and other costs associated with our product release organization. Cost of software licenses as a percentage of total software licenses revenue was 3% in both the current fiscal quarter and fiscal nine months ended October 31, 2006, respectively, as compared to 4% in the same quarter and nine months, respectively, a year ago. The decrease in absolute dollars and as a percentage of total software licenses revenue are primarily due to decreased sales of our distributed systems licenses containing fees associated with integrating third party technology.

Maintenance.    Cost of maintenance consists primarily of salaries, bonuses, and other costs associated with our customer support organization. Cost of maintenance as a percentage of total maintenance revenue was 10% in both the current fiscal quarter and fiscal nine months ended October 31, 2006, as well as in both the same quarter and same nine months a year ago. For the current fiscal quarter and fiscal nine months, when compared to the same quarter and nine months a year ago, in absolute dollar terms, the increase in cost of maintenance is primarily attributable to an increase in stock-based compensation costs as a result of adopting SFAS 123R at the beginning of fiscal year 2007 and increases in expenses associated with our customer support organization, as a result of the growth in both our maintenance revenue and installed customer base with our acquisition of Merant late in the first quarter of fiscal year 2005, and to a lesser extent, the increase in our installed customer base resulting from the RTM technology acquisition in the second quarter of fiscal year 2005 and the Pacific Edge acquisition in the third quarter of fiscal year 2006.

Professional Services.    Cost of professional services consists of salaries, bonuses, and other costs associated with supporting and growing our professional services organization. Cost of professional services as a percentage of total professional services revenue was 95% and 94% in the current fiscal quarter and fiscal nine months ended October 31, 2006, as compared to 87% and 92% in the same quarter and nine months, a year ago. For the current fiscal quarter and nine months, when compared to the same quarter and nine months a year ago, the increase in the cost of professional services in absolute dollars is predominantly due to increases in expenses to support higher professional services revenue and an increase in stock-based compensation costs as a result of adopting SFAS 123R at the beginning of fiscal year 2007. As a percentage of total professional services revenue, the margin declines in the current fiscal quarter and fiscal nine months ended October 31, 2006, when compared to the same quarter and nine months a year ago, is predominantly the result of an increase in stock-based compensation costs as a result of adopting SFAS 123R at the beginning of fiscal year 2007.

Amortization of Acquired Technology.    In connection with the Company’s merger in March 2006, and to a lesser extent, two small technology acquisitions in March 2006 and October 2006, we have recorded $178.2 million in acquired technology, offset by amortization totaling $22.1 million in the post merger Successor period ended October 31, 2006. For both the current fiscal quarter and fiscal nine months ended October 31, 2006, when compared to the same periods a year ago, the increase in amortization expense was predominantly due to the acquired technology recorded in connection with the Company’s merger. We expect to record $9.1 million in amortization expense in the remaining quarter of fiscal year 2007 and quarterly thereafter for approximately the following four fiscal years.

Operating Expenses

The following table summarizes operating expenses for the periods indicated (in thousands, except percentages):

	Successor	Predecessor	Increase (Decrease)		Predecessor	Successor	Aggregate	Predecessor	Increase (Decrease)
					Nine Months Ended October 31, 2006
	Three Months Ended October 31,				For the Period From February 1, 2006 to March 9, 2006	For the Period From March 10, 2006 to October 31, 2006	Nine Months Ended October 31, 2006	Nine Months Ended October 31, 2005
	2006	2005	In Dollars	In %					In Dollars	In %
Operating expenses:
Sales and marketing	$19,211	$18,754	457	2%	$6,520	$47,703	$54,223	$53,411	$812	2%
Research and development	9,015	8,726	289	3%	3,555	23,151	26,706	26,230	476	2%
General and administrative	5,907	5,334	573	11%	1,806	15,641	17,447	14,494	2,953	20%
Amortization of intangible assets	9,091	2,560	6,531	255%	1,098	23,338	24,436	7,956	16,480	207%
Acquired in-process research and development	—	—	—	—	—	4,100	4,100	—	4,100	—
Restructuring, acquisition and other charges	587	—	587	—	41,916	1,188	43,104	—	43,104	—

Total operating expenses	$43,811	$35,374	$8,437	24%	$54,895	$115,121	$170,016	$102,091	$67,925	67%

Percentage of total revenue	68%	54%			278%	72%	95%	55%

Sales and Marketing.    Sales and marketing expenses consist primarily of salaries, commissions and bonuses, payroll taxes, and employee benefits as well as travel, entertainment, and marketing expenses. Sales and marketing expenses as a percentage of total revenue were 30% in both the current fiscal quarter and fiscal nine months ended October 31, 2006, as compared to 29% in both the same quarter and nine months, respectively, a year ago. For the current fiscal quarter and nine months ended October 31, 2006, when compared to the same quarter and nine months a year ago, in both absolute dollars and as a percentage of total revenue, the increases are the result of increases in stock-based compensation expenses associated with the adoption of SFAS 123R at the beginning of fiscal year 2007. In absolute dollar terms, we expect sales and marketing expenses to increase as we continue to hire additional sales and marketing personnel, market our distributed systems products, and undertake additional marketing programs.

Research and Development.    Research and development expenses consist primarily of salaries, bonuses, payroll taxes, employee benefits and costs attributable to research and development activities. Research and development expenses as a percentage of total revenue were 14% and 15% in the current fiscal quarter and fiscal nine months ended October 31, 2006, respectively, as compared to 13% and 14% in the same quarter and nine months a year ago. For the current fiscal quarter and the fiscal nine months ended October 31, 2006, when compared to the same quarter and nine months a year ago, the increase in research and development expenses in absolute dollars is primarily attributable to increases in stock-based compensation expenses associated with the adoption of SFAS 123R at the beginning of fiscal year 2007. As a percentage of total revenue, research and development expenses increased in the current fiscal quarter and fiscal nine months ended October 31, 2006, when compared to the same quarter and nine months a year ago, as a result of expenses growing slightly faster than revenue after the deferred maintenance write-down from the merger. We expect research and development expenses to increase, both in absolute dollar terms and as a percentage of total revenue, as we localize our products and hire additional research and development personnel primarily to develop our distributed systems product suite.

General and Administrative.    General and administrative expenses consist primarily of salaries, bonuses, payroll taxes, benefits, and certain non-allocable administrative costs, including legal and accounting fees and bad debt. General and administrative expenses as a percentage of total revenue were 9% and 10% in the current fiscal quarter and fiscal nine months ended October 31, 2006, as compared to 8% in both the same quarter and nine months, a year ago. For the current fiscal quarter and fiscal nine months ended October 31, 2006, when compared to the same quarter and nine months a year ago, the increases in general and administrative expenses in both absolute dollars and as a percentage of total revenue are primarily due to stock-based compensation expense associated with the adoption of SFAS 123R in the beginning of fiscal year 2007. We expect general and administrative expenses to increase in absolute dollar terms as we expand our infrastructure and our operations in the future.

Amortization of Intangible Assets.    In connection with the Company’s merger in March 2006, and to a lesser extent, two small technology acquisitions in March 2006 and October 2006, we have recorded $293.2 million in identifiable intangible assets, offset by amortization totaling $23.3 million in the post merger Successor period ended October 31, 2006. For both the current fiscal quarter and fiscal nine months ended October 31, 2006, when compared to the same periods a year ago, the increase in amortization expense was predominantly due to the identifiable intangible assets recorded in connection with the Company’s merger. We expect to record $9.2 million in amortization expense in the remaining quarter of fiscal year 2007 and quarterly thereafter for approximately the following four fiscal years.

Acquired In-Process Research and Development.    In connection with the Company’s merger, we recognized a charge in the three months ended April 30, 2006 of $4.1 million for acquired in-process research and development. See Note 3 to our unaudited condensed consolidated financial statements included elsewhere in this report for additional information related to the acquired in-process research and development charge.

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

Other Income (Expense)

The following table summarizes other income (expense) for the periods indicated (in thousands, except percentages):

						Predecessor	Successor
	Successor	Predecessor				Nine Months Ended October 31, 2006		Aggregate	Predecessor
	Three Months Ended October 31,		Increase (Decrease)			For the Period From February 1, 2006 to March 9, 2006	For the Period From March 10, 2006 to October 31, 2006	Nine Months Ended October 31, 2006	Nine Months Ended October 31, 2005	Increase (Decrease)
	2006	2005	In Dollars	In %						In Dollars	In %
Other income (expense):
Interest income	$462	$1,708	$(1,246)	(73)%		$856	$2,647	$3,503	$4,198	$(695)	(17)%
Interest expense	(12,582)	(825)	(11,757)	(	*)	(355)	(32,462)	(32,817)	(2,475)	(30,342)	(	*)
Change in fair value of derivative instrument	(2,028)	—	(2,028)	—		—	(2,602)	(2,602)	—	(2,602)	—
Amortization of debt issuance costs	(450)	(335)	(115)	34%		(1,931)	(1,182)	(3,113)	(1,005)	(2,108)	210%

Total other income (expense)	$(14,598)	$548	$(15,146)	(	*)	$(1,430)	$(33,599)	$(35,029)	$718	$(34,747)	(	*)

Percentage of total revenue	(23%)	1%				(7%)	(21%)	(20%)	—

(*)	Percentage is not meaningful.

Interest Income.    For the current fiscal quarter ended October 31, 2006, when compared to the same quarter a year ago, and to a lesser extent, for the current fiscal nine months ended October 31, 2006, when compared to the same nine months a year ago, the dollar decrease in interest income is predominantly due to decreases in balances on interest-bearing accounts, such as cash and cash equivalents, and both short and long-term investments, resulting from the merger in which the Company paid approximately $826 million in cash in the first fiscal quarter ended April 30, 2006; all partially offset by increases in cash balances resulting from the accumulation of earnings and higher yields.

Interest Expense.    For both the current fiscal quarter and fiscal nine months ended October 31, 2006, when compared to the same quarter and nine months a year ago, the dollar increase in interest expense is predominantly due to the debt associated with the merger which accrued interest beginning on March 10, 2006. In addition, on December 15, 2003, we issued convertible subordinated notes and we recorded interest expense in connection with such notes totaling $825,000 per fiscal quarter. Upon consummation of the merger in March 2006, no interest expense associated with our convertible subordinated notes was recorded in the fiscal quarter or fiscal nine months ended October 31, 2006, since such notes have been or will be converted to equity as part of the merger and therefore all interest would have been forfeited. See Notes 2 and 9 to our condensed consolidated financial statements for additional information related to the merger with Spyglass Merger Corp. and related debt.

Change in fair value of derivative instrument.    We use an interest rate swap as part of our interest rate risk management strategy. In the second fiscal quarter ended July 31, 2006, we entered into an interest rate swap transaction to effectively convert the variable interest rate on a portion of the $400.0 million senior secured term loan to a fixed rate. The swap, which expires on April 10, 2010, is recorded on the balance sheet at fair value in accordance with SFAS 133. The swap has not been designated as a hedge, and accordingly, changes in the fair value of the derivative are recognized in the statement of operations. The notional amount of the swap is $250.0 million initially and amortizes down over time to $126.0 million at the time the swap transaction expires on April 10, 2010. Under the terms of the swap, we will pay an interest rate equal to the initial period LIBOR setting rate, set in arrears. In exchange, we will receive a fixed rate equal to 5.38%. In the current fiscal quarter and fiscal nine months ended October 31, 2006, we recorded $2.0 million and $2.6 million, respectively, related to the changes in the fair value of the derivative.

Amortization of Debt Issuance Costs.    In connection with the merger, we recorded $16.1 million in debt issuance costs, offset by amortization totaling $3.1 million for the nine months ended October 31, 2006. We expect to record $0.4 million per quarter in amortization expense over the fourth quarter of fiscal year 2007 and quarterly thereafter for approximately the following seven fiscal years.

Income Taxes

Income Taxes.    Income tax benefit was $5.2 million and $23.6 million in the current fiscal quarter and fiscal nine months ended October 31, 2006, respectively, as compared to income tax expense of $4.0 million and $12.8 million in the same quarter and nine months, respectively, a year ago. Our projected effective income tax rate benefit for fiscal year 2007 is 28%, and excluding the impact of the one-time in-process research and development charge of $4.1 million and related acquisition expenses taken in the nine months ended October 31, 2006, would have been an income tax rate benefit of 40%. Our effective income tax rate for fiscal year 2006 was 53%, and excluding the impact of the one-time in-process research and development charge of $10.4 million taken in the three months ended July 31, 2005, would have been 35%. Our effective income tax rate has historically benefited from the U.S. research and experimentation tax credit and tax benefits generated from export sales made from the United States.

Liquidity and Capital Resources

Cash, cash equivalents and investments.    Since our inception, we have financed our operations and met our capital expenditure requirements through cash flows from operations. As of October 31, 2006, we had $37.5 million in cash and cash equivalents, and an additional $3.4 million in short-term investments.

Net cash provided by operating activities.    Cash flows provided by operating activities were $64.9 million and $55.4 million in the nine months ended October 31, 2006 and the same period a year ago, respectively. In the nine months ended October 31, 2006, our cash flows provided by operating activities exceeded net loss principally due to the inclusion of acquisition related charges and non-cash expenses in net loss, a decrease in accounts receivable, and cash collections in advance of revenue recognition for maintenance contracts; all partially offset by decreases in income taxes payable, accounts payable and accrued expenses. In the same nine months a year ago, our cash flows provided by operating activities exceeded net income principally due to the inclusion of non-cash expenses in net income, a decrease in accounts receivable, and increases in accrued expenses and income taxes payable; all partially offset by cash collections in advance of revenue recognition on maintenance contracts and a decrease in accounts payable.

Net cash used in investing activities.    Net cash used in investing activities was $805.5 million and $51.0 million in the nine months ended October 31, 2006 and the same period a year ago, respectively. In the nine months ended October 31, 2006, net cash used in investing activities related to cash paid in the merger including acquisition related costs totaling $856.7 million, acquisition related costs paid in connection with the acquisitions of Pacific Edge Software, Inc., Data Scientific Corp., Merant plc., and Apptero Inc., totaling $15.8 million, $3.0 million, $1.0 million and $0.9 million, respectively, and the purchase of computer equipment and office furniture and equipment totaling $2.8 million; all partially offset by net sales of short and long-term investments totaling $71.6 million and the removal of restrictions on restricted cash totaling $3.3 million. In the same nine months a year ago, net cash used in investing activities related to net purchases of short and long-term investments totaling $42.0 million, acquisition related costs paid in connection with the acquisitions of Merant plc. and Apptero Inc., totaling $3.5 million and $3.2 million, respectively, and the purchase of computer equipment and office furniture and equipment totaling $2.3 million.

Net cash provided by (used in) financing activities.    Net cash provided by financing activities was $629.8 million in the nine months ended October 31, 2006 and net cash used in financing activities was $39.0 million in the same nine months a year ago. In the nine months ended October 31, 2006, net cash provided by financing activities related to our incurring debt in the context of the merger to finance the merger in the form of a senior secured term loan and senior subordinated notes totaling $400.0 million and $200.0 million, respectively, equity contributions from Silver Lake investors and management totaling $335.8 million, and to a lesser extent, the exercise of stock options under our employee stock option plan totaling $1.1 million; all partially offset by the payment of convertible subordinated notes including the conversion premium totaling $237.9 million, the payment of principal and interest on the senior secured term loan and senior subordinated notes totaling $50.3 million, debt issuance costs paid totaling $15.6 million, and payments made to the Employee Benefits Trust totaling $3.2 million. In the same nine months a year ago, net cash used in financing activities related to common stock repurchased under the stock repurchase plan totaling $48.6 million; partially offset by the exercise of stock options under our employee stock option plan totaling $7.9 million, and the sale of common stock under the employee stock purchase plan totaling $1.8 million.

Contractual Obligations and Commitments

After consummation of the acquisition transactions, we are highly leveraged. As of October 31, 2006, we had outstanding $575.0 million in aggregate indebtedness, with an additional $75.0 million of borrowing capacity available under our new revolving credit facility. Our liquidity requirements are significant, primarily due to debt service requirements. On a pro forma basis, after giving effect to the acquisition transactions, our cash interest expense for the nine months ended October 31, 2006 and fiscal year ended January 31, 2006 would have been $38.0 million and $51.1 million, respectively. Our cash interest expense determined pursuant to accounting principles generally accepted in the United States of America for these same periods was $32.8 million and 3.3 million, respectively. The assumptions and methodology used to calculate pro forma interest expense are described under Unaudited Pro Forma Condensed Consolidated Financial Information in our registration statement on Form S-4, filed with the Securities and Exchange Commission on July 28, 2006.

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

The following is a summary of our various contractual commitments, including non-cancelable operating lease agreements for office space that expire between calendar years 2006 and 2013. All periods start from November 1, 2006.

	Successor
	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
	(in thousands)
Operating lease obligations	$14,014	$4,252	$5,863	$3,779	$120
Restructuring-related operating lease obligations	2,156	1,466	329	211	150
Senior secured term loan	375,000	—	—	—	375,000
Senior subordinated notes	200,000	—	—	—	200,000
Convertible subordinated notes	5	5	—	—	—

	$591,175	$5,723	$6,192	$3,990	$575,270

Accounts Receivable and Deferred Revenue.    At October 31, 2006, we had accounts receivable, net of allowances, of $24.4 million and total deferred revenue was $73.8 million.

Acquisitions.    The aggregate amount of cash paid relating to acquisitions during the nine months ended October 31, 2006 was approximately $877.4 million and consisted of $856.7 million related to the merger in March 2006, including acquisition related costs paid, $15.8 million related to our acquisition of Pacific Edge Software, Inc. in October 2006, net of cash received and acquisition related costs paid, $3.0 million related to our acquisition of Data Scientific Corp. in March 2006, net of cash received and acquisition related costs paid, $1.0 million related to our acquisition of Merant plc. in April 2005, net of cash received and acquisition related costs paid, and $0.9 million related to our acquisition of Apptero, Inc. in 2005, net of cash received and acquisition related costs paid. See Notes 2, 5 and 10 to our condensed consolidated financial statements for additional information related to acquisition related activities, which have affected our liquidity.

Off-Balance Sheet Arrangements.    As part of our ongoing operations, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of October 31, 2006, we are not involved in any unconsolidated SPE transactions.

Senior Secured Credit Agreement

In connection with the consummation of the merger, we entered into a senior secured credit agreement pursuant to a debt commitment we obtained from affiliates of the initial purchasers of our senior subordinated notes.

General.    The borrower under the senior secured credit agreement initially was Spyglass Merger Corp. and immediately following completion of the merger became Serena. The senior secured credit agreement provides for (1) a seven-year term loan in the amount of $400.0 million, which will amortize at a rate of 1.00% per year on a quarterly basis for the first six and three-quarter years after the closing date of the acquisition transactions, with the balance paid at maturity, and (2) a six-year revolving credit facility that permits loans in an aggregate amount of up to $75.0 million, which includes a letter of credit facility and a swing line facility. In addition, subject to certain terms and conditions, the senior secured credit agreement provides for one or more uncommitted incremental term loan and/or revolving credit facilities in an aggregate amount not to exceed $150.0 million. Proceeds of the term loan on the initial borrowing date were used to partially finance the merger, to refinance certain indebtedness of Serena and to pay fees and expenses incurred in connection with the merger. Proceeds of the revolving credit facility and any incremental facilities will be used for working capital and general corporate purposes of the borrower and its restricted subsidiaries.

Interest Rates and Fees.    The $400.0 million term loan, of which $375.0 million is currently outstanding as of October 31, 2006, bears interest at a rate equal to three-month LIBOR plus 2.25%. That rate was 7.62% as of October 10, 2006. More generally, the loans under the senior secured credit agreement bear interest, at the option of the borrower, at the following:

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

After the Company’s delivery of financial statements and a computation of the maximum ratio of total debt (defined in the senior secured credit agreement) to trailing four quarters of EBITDA (defined in the senior secured credit agreement), or “total leverage ratio,” for the first full quarter ending after the closing date of the merger, the applicable margins and the commitment fee will be subject to a grid based on the most recent total leverage ratio and to be agreed upon by the issuer and the lenders.

Prepayments.    At the option of the Company (1) amounts outstanding under the term loan may be voluntarily prepaid and (2) the unutilized portion of the commitments under the revolving credit facility may be permanently reduced and the loans under such facility may be voluntarily repaid, in each case subject to requirements as to minimum amounts and multiples, at any time in whole or in part without premium or penalty, except that any prepayment of LIBOR rate advances other than at the end of the applicable interest periods will be made with reimbursement for any funding losses or redeployment costs of the lenders resulting from the prepayment. Loans under the term loan and under any incremental term loan facility are subject to mandatory prepayment with (a) 50% of annual excess cash flow with certain step downs to be based on the most recent total leverage ratio and agreed upon by the issuer and the lenders, (b) 100% of net cash proceeds of asset sales and other asset dispositions by the borrower or any of its restricted subsidiaries, subject to various reinvestment rights of the Company and other exceptions, and (c) 100% of the net cash proceeds of the issuance or incurrence of debt by the Company or any of its restricted subsidiaries, subject to various baskets and exceptions.

In the second fiscal quarter ended July 31, 2006, the Company made a $25 million principal payment on the $400 million senior secured term loan.

Guarantors.    All obligations under the senior secured credit agreement are to be guaranteed by each future direct and indirect restricted subsidiary of the Company, other than foreign subsidiaries. We do not have any domestic subsidiaries and, accordingly, there are no guarantors.

Security.    All obligations of the Company and each guarantor (if any) under the senior secured credit agreement are secured by the following:

•	a perfected lien on and pledge of (1) the capital stock and intercompany notes of each existing and future direct and indirect domestic subsidiary of the Company, (2) all the intercompany notes of the Company and (3) 65% of the capital stock of each existing and future direct and indirect first-tier foreign subsidiary of the Company, and

•	a perfected first priority lien, subject to agreed upon exceptions, on, and security interest in, substantially all of the tangible and intangible properties and assets of the Company and each guarantor.

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

Events of Default.    Events of default under the senior secured credit agreement include, among others, nonpayment of principal or interest, covenant defaults, a material inaccuracy of representations or warranties, bankruptcy and insolvency events, cross defaults and a change of control.

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

In addition, under our senior secured credit agreement, we are required to satisfy and maintain specified financial ratios and other financial condition tests, including minimum interest coverage ratio and a maximum total leverage ratio. We were in compliance with all of the covenants under the secured credit agreement and indenture as of October 31, 2006. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet those ratios and tests in the future. A breach of any of these covenants would result in a default (which, if not cured, could mature into an event of default) and in certain cases an immediate event of default under our senior secured credit agreement. Upon the occurrence of an event of default under our senior secured credit agreement, all amounts outstanding under our senior secured credit agreement could be declared to be (or could automatically become) immediately due and payable and all commitments to extend further credit could be terminated.

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

	Successor	Predecessor		Successor	Predecessor
			Nine Months Ended October 31, 2006
	Three Months Ended October 31,		For the Period From February 1, 2006 to March 9, 2006	For the Period From March 10, 2006 to October 31, 2006	Nine Months Ended October 31, 2005
	2006	2005
Net (loss) income(1)	$(9,252)	$10,543	$(34,716)	$(27,676)	$27,166
Interest expense (income), net(3)	14,598	(548)	1,430	33,599	(718)
Income tax (benefit) expense	(5,163)	3,967	(8,335)	(15,254)	12,776
Depreciation and amortization expense(2)	22,917	8,082	3,457	58,078	24,026
Acquired in-process research and development	—	—	—	4,100	—

EBITDA	23,100	22,044	(38,164)	52,847	63,250
Deferred maintenance writedown(1)	2,955	285	77	10,941	2,201
Restructuring, acquisition and other charges	587	—	41,916	1,188	—

Adjusted EBITDA(1)	$26,642	$22,329	$3,829	$64,976	$65,451

(1)	Net (loss) income for the periods presented includes the deferred maintenance write down associated with both Serena’s acquisition of Merant in the first quarter of fiscal year 2005, the merger in the first quarter of fiscal year 2007, and the Pacific Edge acquisition in the third quarter of fiscal year 2007. This maintenance revenue is added back in calculating Adjusted EBITDA for purposes of the indenture governing the senior subordinated notes and the senior secured credit agreement.

(2)	Depreciation and amortization expense includes depreciation of fixed assets, amortization of leasehold improvements, amortization of acquired technologies and other intangible assets, and amortization of stock-based compensation.
(3)	Interest expense (income), net includes interest income, interest expense, the change in the fair value of derivative instruments and amortization of debt issuance costs.

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

As of October 31, 2006, our total indebtedness was $575.0 million, excluding our convertible subordinated notes that have substantially since been converted. We also had an additional $75.0 million available at that date for borrowing under the revolving credit facility of our senior secured credit agreement.

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

Our pro forma cash interest expense for the fiscal year ended January 31, 2006 and the nine months ended October 31, 2006 would have been $51.1 million and $38.0 million, respectively. Our cash interest expense determined pursuant to accounting principles generally accepted in the United States of America for these same periods was $3.3 million and 32.8 million, respectively. The assumptions and methodology used to calculate pro forma interest expense are described under Unaudited Pro Forma Condensed Consolidated Financial Information in our registration statement on Form S-4, filed with the Securities and Exchange Commission on July 28, 2006. At October 31, 2006, we had $375.0 million of debt under our senior secured credit agreement, which is based on a floating rate index that is assumed to be equal to 7.5%. A 0.5% increase in this floating rate would increase interest expense on a pro forma basis for the fiscal year ended January 31, 2006 and the nine months ended October 31, 2006 by $2.0 million and $1.5 million, respectively.

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

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness, including our senior subordinated notes. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our senior secured credit agreement and the indenture governing the notes restrict our ability to dispose of assets and use the proceeds from the disposition. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due.

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

We introduced our ChangeMan DS product in fiscal year 2000 and our ChangeMan ZDD product in the first quarter of fiscal year 2003. We acquired the TeamTrack product in fiscal year 2004, and the Merant product line and the RTM product in fiscal year 2005. In the third quarter of fiscal year 2006 we acquired project and portfolio management technology in an acquisition. While license revenue from these and our other distributed systems products was 69% and 67% of total license revenue in the nine months ended October 31, 2006 and the fiscal year ended January 31, 2006, respectively, license revenue from our distributed products may fluctuate materially and could in fact decline. We are currently developing new products and enhancing our product suite to support additional distributed systems products. If we do not successfully develop, market, sell and support our distributed systems products, this would materially adversely affect our business, operating results and financial condition. Prior to our acquisition of Merant in the first quarter of fiscal year 2005, the majority of our products had been designed for the mainframe platform, and the majority of our software license, maintenance and professional services revenue had been attributable to licenses for these mainframe products. Additionally, our distributed system products may be adversely impacted by pricing pressures resulting from increased competition. Our competitors may have substantially greater experience providing distributed systems compatible software products than we do, and many also may have significantly greater financial and organizational resources.

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

Risks of International Operations.    International sales were 33% and 34% of our total revenue in the current fiscal quarter and fiscal nine months ended October 31, 2006, respectively, as compared to 31% and 35% in the same quarter and nine months, respectively, a year ago. Our international revenue is attributable principally to our European operations; however, we plan to increase our investment in sales and marketing in the Asia Pacific region. Our international operations are, and any expanded international operations will be, subject to a variety of risks associated with conducting business internationally that could materially adversely affect our business, operating results and financial condition, including the following:

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

The interests of Silver Lake and its affiliates may differ from yours in material respects. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of Silver Lake and its affiliates, as equity holders, might conflict with the interests of our note holders. Silver Lake and its affiliates may also have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in its judgment, could enhance its equity investments, even though such transactions might involve risks to you as a note holder, including the incurrence of additional indebtedness. Additionally, the indenture governing our senior subordinated notes permits us to pay advisory fees, dividends or make other restricted payments under certain circumstances, and Silver Lake may have an interest in our doing so. We are party to a management advisory agreement with Silver Lake that provides for us to pay advisory and other fees to Silver Lake.

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

We do not use derivative financial instruments in our investment portfolio and have no foreign exchange contracts. Our financial instruments consist of cash and cash equivalents, short-term investments, trade accounts receivable and accounts payable. We consider investments in highly liquid instruments purchased with a remaining maturity of 90 days or less to be cash equivalents. All of our cash equivalents and short-term investments principally consist of commercial paper and debt securities, and are classified as available-for-sale as of October 31, 2006. Our exposure to market risk for changes in interest rates relates primarily to our short-term investments and short-term obligations; thus, a hypothetical 10% fluctuation in interest rates would not have a material impact on the fair value of these securities.

Sales to foreign countries accounted for approximately 33% and 34% of total sales in the current fiscal quarter and fiscal nine months ended October 31, 2006, respectively. Because we invoice certain foreign sales in currencies other than the United States dollar, predominantly the British pound sterling and euro, and do not hedge these transactions, fluctuations in exchange rates could adversely affect the translated results of operations of our foreign subsidiaries. Therefore, foreign exchange fluctuations could create a risk of significant balance sheet gains or losses on our consolidated financial statements. However, given our foreign subsidiaries’ net book values as of October 31, 2006 and net cash flows for the most recent fiscal nine months ended October 31, 2006, we do not believe that a hypothetical 10% fluctuation in foreign currency exchange rates would have a material impact on our financial position or results of operations.

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

ITEM 4.	Controls and Procedures

Attached as exhibits to this quarterly report on Form 10-Q are the certifications of our Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rule 15d-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This Item 4 includes information concerning the controls and controls evaluation referred to in the certifications, and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

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

Our Chief Executive Officer and Chief Financial Officer, with the assistance of senior management personnel, have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of October 31, 2006. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual and quarterly reports filed under the Exchange Act. Based on this evaluation, and subject to the limitations described below, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of October 31, 2006, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Information with respect to this Item may be found in Note 10 of Notes to Condensed Consolidated Financial Statements in Item I of Part I of this report, which information is incorporated into this Item 1 by reference.

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

Pursuant to a written consent effective as of August 16, 2006, our stockholders approved an amended and restated certificate of incorporation and elected Elizabeth Hackenson as a director to our board of directors. These matters are described in our Current Report on Form 8-K (File No. 000-25285) filed with the Securities and Exchange Commission on August 21, 2006 (Items 5.02 and 5.03 of which are incorporated herein by reference). The written consent was executed by stockholders representing 97,925,780 shares, or 98.8%, of our outstanding common stock.

ITEM 5.	Other Information

Not Applicable

ITEM 6.	Exhibits

(a) Exhibits

Exhibit No.	Exhibit Description

3.01	Restated Certificate of Incorporation of Serena Software, Inc. (incorporated by reference to Exhibit 3.01 to the registrant’s current report on Form 8-K (File No. 000-25285), filed with the SEC on August 21, 2006)

3.02	Bylaws of Serena Software, Inc. (incorporated by reference to Exhibit 3.02 to the registrant’s current report on Form 8-K (File No. 000-25285), filed with the SEC on August 21, 2006)

10.01*	FY 2007 Executive Annual Incentive Plan (incorporated by reference to Exhibit 10.01 to the registrant’s current report on Form 8-K (File no. 000-25285), filed with the SEC on August 21, 2006)

31.01†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01‡	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02‡	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or compensatory plan or arrangement.
†	Exhibit is filed herewith.
‡	Exhibit is furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERENA SOFTWARE, INC.

By:	/S/ ROBERT I. PENDER, JR.
Robert I. Pender, Jr. Senior Vice President, Finance And Administration, Chief Financial Officer (Principal Financial And Accounting Officer)

Date: December 15, 2006

EXHIBIT INDEX

Exhibit No.	Exhibit Description

3.01	Restated Certificate of Incorporation of Serena Software, Inc. (incorporated by reference to Exhibit 3.01 to the registrant’s current report on Form 8-K (File No. 000-25285), filed with the SEC on August 21, 2006)

3.02	Bylaws of Serena Software, Inc. (incorporated by reference to Exhibit 3.02 to the registrant’s current report on Form 8-K (File No. 000-25285), filed with the SEC on August 21, 2006)

10.01*	FY 2007 Executive Annual Incentive Plan (incorporated by reference to Exhibit 10.01 to the registrant’s current report on Form 8-K (File no. 000-25285), filed with the SEC on August 21, 2006)

31.01†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01‡	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02‡	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or compensatory plan or arrangement.
†	Exhibit is filed herewith.
‡	Exhibit is furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.