Form 10-K
period 2007-01-30
SERENA SOFTWARE INC
filed 2007-04-30
CIK 1073967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 000-25285

SERENA SOFTWARE, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	94-2669809
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
2755 Campus Drive, 3rd Floor San Mateo, California 94403-2538	(650) 522-6600
(Address of Principal Executive Offices)	(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐        No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐        No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒        No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☐            Accelerated Filer  ☐            Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant was zero as of January 31, 2007, the last business day of the registrant’s most recently completed fiscal quarter. The registrant is a privately-held company and there is no public trading market for its common stock.

As of April 30, 2007, the number of shares of the registrant’s common stock outstanding was 98,560,022.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. None.

SERENA SOFTWARE, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended January 31, 2007

PART I

ITEM 1.     BUSINESS

Our fiscal year ends on January 31 and, except as otherwise provided, references in the Annual Report on Form 10-K mean the fiscal year ended on January 31 of such year. For example, fiscal year 2007 refers to the fiscal year ended January 31, 2007.

Our Company

We are the largest global independent software company in terms of revenue focused solely on managing change across information technology, or IT, environments. Our products and services are used to manage and control change in mission critical technology and business process applications. Our software configuration management, business process management, helpdesk, requirements management and product portfolio management solutions enable our customers to improve process consistency, enhance software integrity, mitigate risks, support regulatory compliance and boost productivity. Our revenue is generated by software licenses, maintenance contracts and professional services. Our customers rely on our software products, which are typically embedded within their IT environment, and are generally accompanied by renewable annual maintenance contracts.

Our software and services are of critical importance to our customers, who make significant investments in developing applications and automating IT processes around our software solutions. We have a diversified, global customer base with over 15,000 installations of our products at customer sites worldwide. Our customers include 96 of the Fortune 100 companies and industry leaders in the finance, telecommunications, automotive and transportation, healthcare, energy and power, equipment and machinery and technology industries, with no single customer accounting for 10% or more of our total revenue for the fiscal year ended January 31, 2007. During the same period, we generated 66.1%, 29.5% and 4.4% of our total revenue in North America, Europe and the Asia Pacific region, respectively.

Revenue generated from software licenses, maintenance contracts and professional services accounted for 33.9%, 52.7% and 13.4%, respectively, of our total revenue for the fiscal year ended January 31, 2007. Software license revenue is generated by the sale of perpetual software licenses to existing and new customers, and includes both upfront licenses as well as follow-on license purchases as customers expand capacity, add additional applications and users and develop a need for additional products to satisfy a broader set of requirements. Software licenses are generally accompanied by annual maintenance contracts, which are typically priced between 17% and 21% of the software license price. The annual maintenance contracts provide customers the right to obtain available updates, bug fixes and telephone support for our applications. We typically collect maintenance fees at the time the maintenance contract is entered into and ratably recognize these fees over the term of the contract. Professional services revenue is generated through services such as best practices implementations to facilitate the optimal installation and usage of our software, and technical consulting and education services.

Serena Software, Inc. was incorporated under the laws of California in 1980 and re-incorporated under the laws of Delaware in 1998.

Recent Developments

Pacific Edge Software, Inc.

On October 20, 2006, we acquired Pacific Edge Software, Inc., or Pacific Edge, a privately held company specializing in the development of project and portfolio management, or PPM, solutions. With the acquisition of Pacific Edge, we add Mariner, a PPM product, to our product portfolio. Mariner complements our existing strategy, which provides solutions for application lifecycle management, or ALM.

Spyglass Merger Corp.

On March 10, 2006, Spyglass Merger Corp., an affiliate of Silver Lake, a private equity firm, merged with and into us, a transaction we refer to in this report as the merger. Pursuant to the merger, Serena Software, Inc., or Serena, stockholders received $24.00 in cash in exchange for each share of stock, except that certain members of our management team retained a portion of their shares of Serena common stock and/or options to purchase Serena common stock after the merger. As a result of the merger, our common stock ceased to be traded on the NASDAQ National Market and we became a privately-held company, with approximately 56.5% of our common stock at the time of the merger on a fully diluted basis owned by investment funds affiliated with Silver Lake.

Our Industry

Companies increasingly depend on IT tools and applications for mission critical business processes. Many of the largest commercial businesses and government entities house essential information and applications in mainframe computers located in centralized datacenters and/or distributed systems networks. Organizations have also increasingly opened their IT systems to customers and suppliers through their Internet and extranet sites to enhance supplier and vendor transparency, decrease data inefficiencies and reduce time to market for their products and services.

Our customers’ applications, systems and IT infrastructure are constantly evolving to meet changing customer, supplier and employee requirements. In addition, government and industry regulations have increased the need for governance of these applications and monitoring changes to IT environments. Changes to IT environments are increasingly becoming complicated by the tendency towards moving internal software development offshore, which requires IT managers to oversee multiple development processes across various geographies. As a result, specific functionality allowing organizations to audit, track and monitor changes, and revert back to previous versions, has become critical to managing an IT system. Organizations have an ongoing and growing need for solutions that efficiently and effectively manage change across the increasingly complex IT environment.

Our products address a number of industry segments, including application lifecycle management, or ALM, software change management, or SCM, requirements management, or RM, business process management, or BPM, and project and portfolio management, or PPM, markets.

We believe that several factors will continue to drive growth in the markets we serve, including:

Accelerating Software Complexity.    As organizations become more dependent on complex, cross-platform IT applications, the importance of managing IT change effectively is increasingly critical. ALM tools are necessary to understand how a change in one part of the IT environment will impact the other IT systems and processes related to such change.

Regulatory Compliance.    Organizations across a range of industries are increasingly required to comply with regulations, such as the Sarbanes-Oxley Act, that effectively require organizations to audit, track and manage changes to their IT systems. We believe these regulatory changes and the overall regulatory environment are forcing many companies, for the first time, to audit their IT practices and confront change management issues with a high degree of attention directed at the potentially severe consequences of change management failures.

Outsourcing.    Companies continue to outsource critical IT functions by shifting software development to new geographic locations, which creates the need to coordinate and communicate changes among developers in often widely dispersed locations. The outsourcing trend increases companies’ reliance on change management processes to allow all relevant personnel to view, approve and control changes to software applications.

Business Pressures for Productivity, Quality and Faster Time to Market.    Ongoing pressures on IT departments to reduce spending and improve service will continue to focus attention on process improvement in the software development life cycle. Customers will look to vendors to provide well-integrated solutions that assure delivery of high quality applications to the market faster.

Significant Opportunity to Replace Internally Developed Solutions.    A significant number of companies and government agencies currently use manual processes and internally developed software solutions to monitor their IT environment. Due to accelerating software complexity, increasing regulatory requirements and outsourcing, a growing number of organizations have begun purchasing third-party software solutions instead of relying on manual processes and internally developed software solutions.

Our Strengths

We believe our strengths in addressing the above-mentioned industry opportunities include the following:

Global Software Vendor with Leading Market Position.    We are the largest global independent software company in terms of revenue focused solely on managing change across IT environments. Our products offer solutions for both distributed systems and mainframe platforms. According to IDC’s 2006 report on worldwide software change and configuration management vendor market shares, we were the number two ranked vendor in the software change and configuration management market in 2005. We attribute our leading positions to the breadth and quality of our product offerings and to our established customer relationships.

Stable, Recurring Revenue Base with Significant Visibility.    The mission critical nature of our products combined with our large installed customer base have enabled us to develop a stable, recurring revenue base comprised of license, maintenance and professional services revenues. For the fiscal year ended January 31, 2007, maintenance revenue comprised 52.7% of our total revenue. Our maintenance revenue is highly recurring, which provides us with significant visibility into our future revenue and profitability. For the fiscal year ended January 31, 2007, our maintenance contract renewal rate was approximately 90%, which we believe is higher than the industry average. We have a resilient revenue model where customers continue to buy licenses, and enter into and renew maintenance contracts, even during significant downturn periods for the software industry, such as from 2001 to 2003 when global IT spending experienced significant declines.

High Margins with Strong Cash Flow Generation.    Due primarily to our broad portfolio of products, large installed customer base and leading market presence, our total revenue has increased at a compound annual growth rate of 21.7% for the period from fiscal year 2003 to fiscal year 2007 and our Adjusted EBITDA has increased at a compound annual growth rate of 21.7% for the same period. For the fiscal year ended January 31, 2007, gross margin from our maintenance contracts was 89.9%. Additionally, our business model generates positive working capital and requires minimal capital expenditure, providing us with significant free cash flow. For the fiscal year ended January 31, 2007, we had cash flows from operating activities of $104.4 million, an Adjusted EBITDA margin of 40.5% and $3.7 million in capital expenditures. A description of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to comparable GAAP financial measures is included under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Covenant Compliance.”

26 Year History with Diversified, Global Customer Base.    We have a diversified, global customer base with over 15,000 installations of our products at customer sites worldwide, including 96 of the Fortune 100 companies. We have minimal customer concentration, with no one customer accounting for 10% or more of our total revenue for the fiscal year ended January 31, 2007. We are also continuing to expand our revenue base internationally. For the fiscal year ended January 31, 2007, we derived 33.9% of our total revenue from international customers.

High Switching Costs.    Our software products help our customers define complex and ever-changing software environments. As such, our solutions become a key part of our customers’ application development infrastructure and are typically embedded deep within multiple parts of a customer’s mission-critical IT environment. In addition, it typically takes our customers six to twelve months to implement our products into their systems and requires a significant investment in effort and cost. This makes it difficult for other vendors to sell competing solutions to our customer base, as there are high switching costs in terms of time, effort and expense, and the process of switching products carries the potential for significant business disruption.

Experienced and Committed Management Team.    Our management team has an established track record of operational excellence and our senior management team has many years of software industry experience. We believe that our management team has been instrumental in growing our business, both internally and through strategic acquisitions.

Significant Equity Investments from our Founder, our Management and Silver Lake Partners.    In connection with the merger, a trust and a foundation affiliated with Douglas D. Troxel, our founder and one of our directors, exchanged equity interests in Serena, which were valued for purposes of the exchange at approximately $154.1 million, for equity interests in the surviving corporation. Our former Chief Executive Officer, our Chief Financial Officer and certain other members of our management made equity investments in the surviving corporation in an aggregate amount of approximately $16.2 million, on a pre-tax basis (not including $4.5 million, on a pre-tax basis, of equity interests in the surviving corporation related to the roll-over of unvested restricted stock). This significant equity investment by our founder and management, together with the investment of $335.5 million by investment funds affiliated with or designated by Silver Lake Partners, represented over 44% of our capitalization as of January 31, 2007.

Our Strategy

We are focused on continuing to be the leading provider of solutions that enable organizations to manage change throughout their IT environment. To pursue our objectives we have implemented the following strategies:

Cross-Sell and Increase Penetration into Our Large, Global Installed Customer Base.    We have a large, global installed base that primarily uses our SCM products for specific platforms. We have a significant opportunity to sell these existing customers SCM products on additional platforms, expand their use of our products outside of SCM (for example, for requirements management) and enable them to purchase and utilize our broader solution set for managing the entire application lifecycle. Moreover, we have the opportunity to sell additional licenses as customers expand capacity, add additional applications and users and develop a need for additional products to satisfy a broader set of requirements. Since we currently provide mission critical solutions to these customers, we believe we can generate these opportunities efficiently.

Maintain and Strengthen Technological Leadership of Our Products.    We have a strategic vision to expand our suite of products to address change processes that span both application development and IT infrastructure. Our goal is to offer a suite of products that will provide a unified framework for connecting people, tools and processes involved throughout the application lifecycle, delivering automated change processes, managing workflow and enforcing business rules within an IT environment. We have assembled a global team of research and development personnel with strong industry and technical expertise. We continue to focus on improving and upgrading our existing product portfolio, and on developing innovative technologies to enhance our software products. We believe such products will increase the value that we are able to deliver to our customers, which we expect will enable us to increase our revenue.

Continue to Capitalize on Regulatory Compliance Spending.    Organizations across a range of industries are increasingly required to comply with regulations, from industry-specific legislation such as the Health Insurance Portability and Accountability Act, or HIPAA, and the Gramm-Leach-Bliley Act, or the GLBA, to broader legislation such as the Sarbanes-Oxley Act. We believe that the need to comply with new regulatory standards will drive additional license sales of our products, as some customers may prefer not to depend on manual or internally developed systems to meet the regulatory parameters. Our products support regulatory compliance by, for example, providing automatic audit trails with a feedback loop necessary to comply with requirements imposed by the Sarbanes-Oxley Act. Our products enable easier demonstration of regulatory compliance, and also allow businesses to achieve benefits such as more reliable IT service, faster time to market and demonstrable return on investment for development initiatives.

Increase Federal Government Exposure.    We work with federal government agencies and contractors to enable them to enforce standards and processes and improve software development. We believe the federal government market is not served efficiently by change management software vendors and is under-penetrated. We have recently increased our focus and investment in federal government initiatives to increase our penetration of this market, and we plan to leverage our partner relationships as part of these initiatives.

Use Our Consulting and Services Offerings to Increase Sales of Our Software Products.    We plan to use our consulting and services offerings to help drive growth in our software licenses. We provide professional services on a global basis to our customers to deploy best practices implementations to facilitate the optimal installation and usage of our software. In addition to technical consulting, education and customer support, our professional services also include process reengineering and the development of interfaces with customers’ databases, third party proprietary software repositories and programming languages. As customers recognize the costs and time required to meet increasing regulatory requirements, we believe our professional services organization will benefit. In addition, we believe that our consulting and service offerings will lead to greater customer satisfaction with our products, and in turn will promote increased license and maintenance revenue.

Increase Our Revenue in the Asia Pacific Region.    We provide localized versions of our products to serve the faster growing markets in the Asia Pacific region. In the fiscal year ended January 31, 2006, we introduced localized versions of two of our distributed systems products to the Chinese, Japanese and Korean markets. We have a network of channel partners in Singapore, Australia, Korea, Japan, Taiwan and China, which we consider to be the most important markets in the Asia Pacific region. We recently increased our investment in the Asia Pacific region expansion and intend to utilize partner relationships to expand further in such region. Revenue from the Asia Pacific region accounted for 4.4% of our total revenue for the fiscal year ended January 31, 2007.

Pursue Strategic Acquisition Opportunities.    We have completed a number of strategic transactions in our history, which have enabled us to broaden our product portfolio and expand into new geographies. To supplement our internal development efforts and capitalize on growth opportunities, we intend to continue to employ a disciplined and focused acquisition strategy. We seek to opportunistically acquire businesses, products and technologies in our existing or complementary vertical markets at attractive valuations. For example, in October 2006, we completed our acquisition of Pacific Edge, a provider of PPM solutions.

Our Products

We develop, market and support an integrated, cross-platform suite of software products for managing and controlling change across both distributed systems and mainframe platforms. A distributed system platform allows applications to share resources over a distributed network using operating systems such as UNIX, Linux and Windows. A mainframe platform uses a centralized system with high processing power to support high-volume applications. Our solutions improve process consistency and enhance the integrity of software our customers create or modify. This helps protect our customers’ valuable application assets and improve software developer productivity, operational efficiency, application availability and customers’ return on IT investments, all of which ultimately reduces the costs of managing their IT environment. Our products serve a variety of market and customer needs and are grouped as follows:

•

Dimensions®: End-to-end cross-platform, highly scalable solution for distributed development. Our Dimensions product family integrates application development across global sites, stakeholders, and platforms. Using Dimensions allows organizations to model and automatically enforce software development processes. Dimensions 10 features tight integration between requirements management and change/configuration management through a common process model and a unified data store which enables IT organizations to trace, validate and implement change requests without disruption during development. The Dimensions product line includes CM for managing the application development, change and configuration process; RM for gathering, tracking and managing requirements throughout a project’s lifecycle; Command Center for providing a unified executive view of requirements and change management which allows executives to monitor project progress, status and priorities; and Composer for defining and modeling customer application software requirements, including business processes, user interfaces, system connections and application data.

•

TeamTrack®: Enterprise process management solution to map, track, and enforce IT requests and related operations processes. Our TeamTrack product also allows customers to build and deploy integrated business processes that extend to all participants in a project, including departmental users, customers, suppliers and business partners. This Web-based, secure and highly configurable process and issue management solution creates repeatable, enforceable, auditable and predictable processes, giving our customers control, insight and predictability in their management of the application lifecycle and their business processes.

•	PVCS®: PVCS Professional Suite includes TeamTrack, Version Manager and Builder as an integrated suite of issue, version and build management tools for team-based environments.

•

Mariner™: Portfolio, project, resource, demand and financial management for complete project and portfolio management. Mariner’s project management capabilities allow for a flexible approach for project initiation, planning and tracking. With Mariner’s portfolio management capabilities, IT can examine investment tradeoffs and track performance, and use Mariner’s resource management features to analyze resource capacity and assess the impact of project changes. With Mariner’s demand management tools, IT can capture all sources of demand, channeling requests through appropriate approvals. Financial management functions provide assessment of key financial indicators and management of lifecycle costs and benefits.

•

ChangeMan®: Software configuration management solution for mainframe systems, in particular z/OS environments. Our ChangeMan product family addresses the complexity of developing, deploying and maintaining mainframe software applications by providing software infrastructure to manage changes to mainframe applications in parallel, regardless of development methodology, geographic location or computing platform. ChangeMan also enables users to automate, control and synchronize those changes throughout the customer’s IT environment from a single point of control.

•

Collage®: Enterprise-class Web content management solution. Our Collage solution manages change implementation workflow across the content on an organization’s Internet, intranet or extranet sites. Collage increases Web team productivity, shortens the time to Web of new and changing content, and helps automate the process of maintaining Websites.

•

StarTool®: Application testing, implementation and problem analysis for mainframe systems. Our StarTool solution improves mainframe application availability through file and data management, data comparison, fault analysis, application performance management, input/output optimization and application test debugging.

The following are our currently offered products:

	Year Product
Product Name	First Introduced	Last Introduced	Brief Description
Serena Dimensions	1987	2006	Process-driven change management for heterogeneous systems

Serena PVCS Professional Suite	1985	2005	Advanced SCM for team-based environments

Serena ChangeMan ZMF	1988	2006	Provides automated infrastructure to control and manage mainframe software change

	Year Product
Product Name	First Introduced	Last Introduced	Brief Description
Serena ChangeMan ZDD	2001	2005	Allows desktop developers working in their chosen graphical integrated development environment, or IDE, to develop mainframe application code under control of Serena ChangeMan ZMF

Serena ChangeMan M+R	1994	2001	Merges versions of programs to enable mainframe concurrent development

Serena ChangeMan SSM	1993	2006	Detects, tracks and synchronizes changes in multiple environments to improve system integrity and recoverability

Serena PVCS Version Manager	1985	2006	Version control across all platforms and standard IDEs

Serena Mover	2003	2007	Automates deployment of software assets into production

Serena Builder	2003	2005	Integrates with ChangeMan Dimensions and ChangeMan Professional to automate, accelerate, and simplify software builds

Serena Meritage	2003	2005	Enable version control and change management for Microsoft Office documents

Serena TeamTrack	1997	2005	Maps, tracks and enforces business processes. Manages issues throughout the entire life cycle

Serena Dimensions RM	1991	2006	Tracks and manages requirements throughout the development lifecycle

Serena Mariner	2005	2007	Tracks and manages portfolio, project, resource, demand and financial management

Serena ChangeMan Composer	2005	2006	Defines and models customer application software requirements

Serena Collage	2001	2006	Automates and controls the process of updating and maintaining web content

Serena Comparex	1981	2004	Performs data comparison for mainframe application testing and software quality

Serena StarTool FDM	1989	2007	Facilitates complex mainframe file and data management tasks

Serena StarTool DA Batch and CICS	1995	2006	Automates mainframe dump and abend analysis and speeds application problem solving activities

Serena StarTool APM	2000	2005	Monitors and records information for mainframe application performance/tuning activities

Serena StarTool IOO	1987	2003	Automatically optimized mainframe application I/O operations

Serena StarTool RB VSAM	1999	2000	Perform record level backup and restore utility for mainframe VSAM data

Products Under Development

In the coming year, we will continue to execute on our mission to give enterprises control, predictability and insight over change from business planning to operations by enhancing existing products and releasing new solutions based on market needs and requirements. While each development project will be defined and scoped based on rigorous market analysis, taking into consideration the needs of our existing and prospective customers, the trends in the market, competitive moves and technological advancements, there are a number of overarching corporate goals that will be considered as well.

A major focus for us will be to continue to develop tight integrations between the various products within our portfolio, and with third-party vendor solutions, to ensure that our customers have the ability to track and manage change in a closed loop environment—ensuring that traceability and auditability for any change is maintained.

In addition, we continue to see significant opportunities to increase our presence in foreign markets, and as such will invest product development resources to internationalize and localize our products and solutions.

Our large and diverse customer base provides a great source for ideas on ways we can evolve our products to meet the needs of markets outside of SCM. Examples of markets in which our products already address identified customer problems include BPM (Serena TeamTrack), PPM (Serena Mariner), requirements management (Serena Dimensions RM), and Web content management (Serena Collage). We will continue to develop our solutions to meet the needs of the markets we currently serve and those in which we can achieve a leadership position.

Professional Services and Customer Support

In connection with the licensing of our software products, we typically enter into annual maintenance contracts that provide customers the right to obtain available updates, bug fixes and telephone support for our applications. In addition, we provide professional services on a global basis to our customers to help them deploy best practices implementations and to facilitate the optimal installation and usage of our software. Our professional services offerings also include technical consulting and education services.

Consulting.    We provide a comprehensive range of consulting services to our customers. Our consultants review customers’ existing IT systems and applications and make recommendations for changing those systems and applications and implementing our SCM products so that customers can fully realize their benefits. In addition to helping customers install and deploy our software products, our consulting services may also include process reengineering and developing interfaces with customers’ databases, third party proprietary software repositories or programming languages.

We also offer customers more specialized consulting services. These specialized consulting services include our best practices consulting services, which provide customers with expertise and assistance in defining and developing a best practice change and configuration management architecture and in identifying corresponding products, methods and procedures. Our consulting services are typically billed on a time and materials basis.

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

Customer Support and Product Maintenance.    We have a global staff of customer support personnel who provide technical support to customers. Our support centers are located in North America, the United Kingdom and Australia. We offer technical support services 24 hours a day, seven days a week via our Internet site, toll free telephone lines and electronic mail. Customers are notified about the availability of regular maintenance and enhancement releases via the Internet site or electronic mail. Customers can gain access to online services by registering on our SOS Internet web site. Customers are entitled to receive software updates, maintenance releases and technical support for an annual maintenance fee, which are typically priced between 17% and 21% of the license price.

Technology

Some of the key technological components of our products are summarized below:

Robust and flexible technology for managing processes across multiple sites.    Our products contain workflow technology that facilitates the management and monitoring of software development activity and improves the efficiency of the development process. This is useful because a project to create a new software application might involve hundreds of developers working around the world on tens of thousands of software components, or pieces of code. Several developers might need to work on one component at the same time, or one developer might want to make a change to a single component that also requires changes to many other components. In this situation it is critical to coordinate and control what the developers are doing.

With our workflow technology:

•	workflows can be tailored to fit customers’ specific business processes, whereas competing products often impose a “one-size-fits-all” process on all customers;

•	developers are authenticated before they can make changes to components, and a detailed audit trail is maintained, which is useful for regulatory compliance;

•	managers can assign tasks to developers and track their progress; and

•	managers and developers can communicate and coordinate with one another using our products.

Technologies for managing and manipulating software components.    Our technology also streamlines the software development process by indexing and tracking software components across multiple servers. Specifically, our technology can:

•	lock access to a file to prevent two developers from making competing changes to the same file;

•	compare two versions of the same file and detect differences, using a comparison engine;

•	process changes made to a single file by different developers, using a merge engine, which enables parallel development teams to apply changes concurrently; and

•

allow developers to determine which changes have led to errors, using a fingerprinting technology gives each file a unique token or “fingerprint” that changes if any bit is altered, which facilitates problem detection and resolution.

Leadership in open source standards for integration of software development tools.    Our products comply with the Application Lifecycle Framework, or ALF, a set of open source standards which we have helped develop and whose purpose is to enable a diverse set of vendor tools, irrespective of architecture or platform, to exchange data and collaborate. This is useful because developers use a wide variety of tools to build software. They need tools to capture and define business requirements, to make designs, to write code components, to combine components into final applications, and to set up applications so that they are ready for use by end users. There are often many tools available for a given purpose, and organizations and individuals have their own preferences in each area, which may include products from different vendors.

Research and Development

We plan to continue making substantial investments in research and development to maintain our leadership position in the software configuration management market. We believe that our success will continue to depend on our ability to enhance our current products and to develop new products that meet the needs of our customers and the market. Our commitment to research and development is reflected in our growing investments in this area, which were $31.2 million, $34.7 million and $35.8 million for fiscal years 2005, 2006 and 2007, respectively, representing 15%, 14% and 14% of our total revenue in those years.

We are committed to delivering products that consistently provide value to our customers. As part of our strategy for delivering on this commitment, we use our own products internally to automate much of our research and development operations. Our research and development staff also works very closely with our product marketing and support staff to ensure that everything we develop is mapped closely to customer and market requirements.

In the United States, research and development is primarily performed at our facilities in San Mateo, California; Hillsboro, Oregon; Colorado Springs, Colorado; Bellevue, Washington and Woodland Hills, California. We also perform product development internationally in the United Kingdom, India and Ukraine.

Sales and Marketing

In the United States, Canada, the United Kingdom, Germany, Switzerland, France, Italy, the Benelux and Nordic regions, Australia, Singapore, Korea, Japan, China and India, we market our software primarily through our direct sales organization.

In addition to our direct sales and telesales efforts, we have established relationships with distributors, resellers and original equipment manufacturers, or OEMs, located in North America, Spain, Italy, Latin America, Belgium, Hong Kong, Israel, Australia, Japan, Korea and South Africa. These distributors, resellers and OEMs market and sell our software as well as provide technical support, educational and consulting services.

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

Because our software license revenue in any quarter depends on orders booked and shipped in the last month, weeks or days of that quarter, at the end of each quarter, we typically have either minimal or no backlog of orders for the subsequent quarter.

Competition

The market for our products and services is highly competitive and diverse. New products are frequently introduced and existing products are continually enhanced. Competitors vary in size and in the scope and breadth of the products and services that they offer.

Competition. We currently face competition from a number of sources, including:

•	Customers’ internal IT departments;

•	Providers of products that compete directly with the Serena ChangeMan ZMF and Comparex products, such as Computer Associates, IBM and smaller private companies;

•	Providers of application development programmer productivity and system management products, such as Compuware, IBM and smaller private companies.

•

Providers of mainframe application availability products that compete directly with Serena Comparex and the Serena StarTool product family, such as Compuware, IBM, Computer Associates and smaller private companies; and

•	Providers of web content management products that compete directly with Serena Collage, such as Interwoven, Vignette, and Documentum.

Competition in the Software Configuration Management (SCM) Distributed Systems Market.    We face significant competition as we develop, market and sell our distributed systems products, including Serena Professional, Dimensions, Mariner, TeamTrack and Version Manager products. Competitors in the distributed systems market include IBM, Computer Associates, Microsoft, Telelogic, and other smaller private companies. Measurable portions of the market also use freeware tools to address their basic needs for issue/defect tracking and source code control.

Future Competition.    We may face competition in the future from established companies who have not previously entered the SCM market or from emerging software companies. Barriers to entry in the distributed systems software market are relatively low.

Intellectual Property

Our continued success depends upon proprietary technology. We rely primarily on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary rights. Such laws, procedures and contracts provide only limited protection. The duration of our trademark registrations vary from country to country. In the U.S., we generally are able to maintain our trademark rights and renew trademark registrations for as long as the trademarks are in use. The duration of our patents issued in the U.S. is typically 17 years from the date of issuance of the patent or 20 years from the date of filing of the patent application. While we believe that our ability to maintain and protect our intellectual property rights is important to our success, we also believe that our business as a whole is not materially dependent on any particular patent, trademark, license or other intellectual property right.

Seasonality

We have experienced and expect to continue to experience seasonality in sales of our software products. These seasonal trends materially affect our operating results. Revenue and operating results in our quarter ended January 31 are typically higher relative to other quarters because many customers make purchase decisions based on their calendar year-end budgeting requirements. In addition, our January quarter tends to reflect the effect of the incentive compensation structure for our sales organization, which is based on satisfaction of fiscal year-end quotas. As a result, we have historically experienced a substantial decline in revenue in the first quarter of each fiscal year relative to the preceding quarter.

Employees

As of January 31, 2007, we had 810 full-time employees, 212 of whom were engaged in research and development, 272 in sales and marketing, 206 in consulting, education and customer and document support, and 120 in finance, administration and operations. Our future performance depends in significant part upon the continued service of our key technical, sales and senior management personnel. The loss of the services of one or more of our key employees could materially adversely affect our business, operating results and financial condition. Our future success also depends on our continuing ability to attract, train and retain highly qualified technical, sales and managerial personnel. Competition for such personnel is intense, and we may not be able to retain our key personnel in the future. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

ITEM 1A.     RISK FACTORS

Risks Related to Our Indebtedness

Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations under the senior subordinated notes.

As of January 31, 2007, our total indebtedness was $575.0 million, excluding our convertible subordinated notes that have substantially since been converted and paid. We also had an additional $75.0 million available at that date for borrowing under the revolving credit facility of our senior secured credit agreement.

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

We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We cannot assure you that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our senior secured credit agreement and the indenture governing our senior subordinated notes restrict our ability to dispose of assets and use the proceeds from the disposition. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due.

Our debt agreements contain restrictions that limit our flexibility in operating our business.

Our senior secured credit agreement and the indenture governing our senior subordinated notes contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit our and our restricted subsidiaries’ ability to, among other things:

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

We introduced our ChangeMan DS product in fiscal year 2000 and our ChangeMan ZDD product in the first quarter of fiscal year 2003. We acquired the TeamTrack product in fiscal year 2004, and the Merant product line and the RTM product in fiscal year 2005. In the third quarter of fiscal year 2006 we acquired project and portfolio management technology in an acquisition. While license revenue from these and our other distributed systems products was 66% and 67% of total license revenue in the fiscal years ended January 31, 2007 and 2006, respectively, license revenue from our distributed products may fluctuate materially and could in fact decline. We are currently developing new products and enhancing our product suite to support additional distributed systems products. If we do not successfully develop, market, sell and support our distributed systems products, this would materially adversely affect our business, operating results and financial condition. Prior to our acquisition of Merant in the first quarter of fiscal year 2005, the majority of our products had been designed for the mainframe platform, and the majority of our software license, maintenance and professional services revenue had been attributable to licenses for these mainframe products. Additionally, our distributed system products may be adversely impacted by pricing pressures resulting from increased competition. Our competitors may have substantially greater experience providing distributed systems compatible software products than we do, and many also may have significantly greater financial and organizational resources.

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

Mainframe Competition.    We currently face competition from a number of sources, including:

•	customers’ internal IT departments;

•	providers of products that compete directly with ChangeMan ZMF and Comparex, such as Computer Associates, IBM and smaller private companies;

•	providers of application development programmer productivity and system management products, such as Compuware, IBM and smaller private companies;

•

providers of mainframe application availability products that compete directly with Serena Comparex and the Serena StarTool product family, such as Compuware, IBM, Computer Associates and smaller private companies; and

•	providers of web content management products that compete directly with Serena Collage, such as Interwoven, Vignette, and Documentum.

Competition in the Software Configuration Management (SCM) Distributed Systems Market.    We face significant competition as we develop, market and sell our distributed systems products, including Serena Professional, Dimensions, Mariner, TeamTrack and Version Manager products. Competitors in the distributed systems market include IBM, Computer Associates, Microsoft, Telelogic, and other smaller private companies. Measurable portions of the market also use freeware tools to address their basic needs for issue/defect tracking and source code control.

Future Competition.    We may face competition in the future from established companies who have not previously entered the mainframe or distributed systems market or from emerging software companies. Increased competition may materially adversely affect our business, operating results and financial condition due to price reductions, reduced gross margins and reduction in market share. Established companies may not only develop their own mainframe or distributed systems solutions, but they may also acquire or establish cooperative relationships with our current competitors, including cooperative relationships between large, established companies and smaller private companies. Because larger companies have significant financial and organizational resources available, they may be able to quickly penetrate the mainframe or distributed systems market through acquisitions or strategic relationships and may be able to leverage the technology and expertise of smaller companies and develop successful SCM products for the mainframe. We expect that the software industry, in general, and providers of SCM solutions, in particular, will continue to consolidate. It is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

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

Risks of International Operations.    International sales were 34% of our total revenue in the current fiscal year ended January 31, 2007, as compared to 34% and 31% in the fiscal years ended January 31, 2006 and 2005, respectively. Our international revenue is attributable principally to our European operations; however, we plan to increase our investment in sales and marketing in the Asia Pacific region. Our international operations are, and any expanded international operations will be, subject to a variety of risks associated with conducting business internationally that could materially adversely affect our business, operating results and financial condition, including the following:

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

We may be subject to claims for damages related to product errors in the future. A material product liability claim could materially adversely affect our business. Our license agreements with our customers typically contain provisions designed to limit exposure to potential product liability claims. Our standard software licenses provide that if our products fail to perform, we will correct or replace such products. If these corrective measures fail, we may be required to refund the license fee for the non-performing products. Our standard license agreement limits our liability for non-performing products to the amount of license fee paid. Our standard license also provides that we shall not be liable for indirect or consequential damages caused by the failure of our products. Such limitation of liability provisions may, however, not be effective under the laws of certain jurisdictions to the extent local laws treat certain warranty exclusions as unenforceable. Although we have not experienced any product liability claims to date, the sale and support of our products entail the risk of such claims.

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

Our success will depend to a significant extent on the continued service of our senior executives and certain other key employees, including certain sales, consulting, technical and marketing personnel. If we lost the services of one or more of our executives or key employees, including if one or more of our executives or key employees decided to join a competitor or otherwise compete directly or indirectly with us, this could materially adversely affect our business. In particular, we have historically relied on the experience and dedication of our product authors. Other than Jeremy Burton, our Chief Executive Officer, Robert Pender, our Chief Financial Officer, and Michael Steinharter, our Senior Vice President, Worldwide Field Operations, none of our senior and key employees, including key product authors, is party to an employment agreement with us. In addition, we do not maintain key man life insurance on our employees and have no plans to do so.

The interests of our controlling stockholder may differ from the interests of the holders of our securities.

Silver Lake and its affiliates own, in the aggregate, approximately 67.1% of our outstanding common stock as of January 31, 2007 and beneficially own the only authorized share of our series A preferred stock. In addition, Silver Lake and its affiliates, by virtue of their ownership of our common stock and their voting rights under a stockholders agreement, control the vote, in connection with substantially all matters subject to stockholder approval, of approximately 99.4% of our outstanding common stock. As a result of this ownership and the terms of a stockholders agreement, Silver Lake is entitled to elect directors with majority voting power in our Board of Directors, to appoint new management and to approve actions requiring the approval of the holders of our outstanding voting shares as a single class, including adopting most amendments to our certificate of incorporation and approving mergers or sales of all or substantially all of our assets.

The interests of Silver Lake and its affiliates may differ from other holders of our securities in material respects. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of Silver Lake and its affiliates, as equity holders, might conflict with the interests of our other holders of our securities. Silver Lake and its affiliates may also have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in its judgment, could enhance its equity investments, even though such transactions might involve risks to other holders of our securities, including the incurrence of additional indebtedness. Additionally, the indenture governing our senior subordinated notes permits us to pay advisory fees, dividends or make other restricted payments under certain circumstances, and Silver Lake may have an interest in our doing so. We are party to a management advisory agreement with Silver Lake that provides for us to pay advisory and other fees to Silver Lake.

Silver Lake and its affiliates are in the business of making investments in companies and may, from time to time in the future, acquire interests in businesses that directly or indirectly compete with certain portions of our business or are suppliers or customers of ours. You should consider that the interests of Silver Lake and its affiliates may differ from other holders of our securities in material respects.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.     PROPERTIES

Our principal administrative, sales, marketing, consulting, education, customer support and research and development facilities are located at our headquarters in San Mateo, California and in Hillsboro, Oregon. We currently occupy an aggregate of approximately 27,000 square feet of office space in the San Mateo facility, 64,000 square feet of office space in the Hillsboro facility, 29,000 square feet of office space in the Bellevue facility, 20,000 square feet of office space in the St. Albans facility in the United Kingdom, 17,000 square feet of office space in the Colorado Springs facility, and 12,000 square feet of office space in the Woodland Hills facility under leases with terms running through March 2008, May 2011, January 2012, July 2010, April 2011 and May 2009, respectively. Management believes its current facilities will be adequate to meet our needs for at least the next twelve months. We believe that suitable additional facilities will be available in the future as needed on commercially reasonable terms.

We also lease office space for sales and marketing in various locations throughout North America and have subsidiaries in Canada, the United Kingdom, Germany, France, Belgium, Sweden, the Netherlands, Italy, Switzerland, India, Australia, Korea, China, Japan and Singapore.

ITEM 3.     LEGAL PROCEEDINGS

In the ordinary course of our business, we are subject to periodic lawsuits and claims. Although we cannot predict with certainty the ultimate resolution of lawsuits and claims asserted against us, we do not believe that any currently pending legal proceeding to which we are a party is likely to have a material adverse effect on our business, results of operations, cash flows or financial condition.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our outstanding common stock is privately held, and there is no established public trading market for our common stock. As of the date of this filing, there were 19 holders of record of our common stock.

See ITEM 7, “Liquidity and Capital Resources” for a description of restrictions on our ability to pay dividends.

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

	Predecessor				Aggregate (1)
	Fiscal Year Ended January 31,
	2003	2004	2005	2006	2007
	(in thousands)
Consolidated Statement of Income (Loss) Data:
Revenue:
Software licenses	$44,250	$45,469	$85,350	$90,554	$86,520
Maintenance	44,476	51,050	98,558	136,009	134,605
Professional services	7,049	9,037	24,197	29,209	34,166

Total revenue	95,775	105,556	208,105	255,772	255,291

Cost of revenue:
Software licenses	1,224	668	3,149	3,211	2,735
Maintenance	5,548	6,378	11,441	13,225	13,662
Professional services	6,519	8,730	21,489	26,628	31,758
Amortization of acquired technology	4,324	6,513	14,051	16,921	37,853

Total cost of revenue	17,615	22,289	50,130	59,985	86,008

Gross profit	78,160	83,267	157,975	195,787	169,203

Operating expenses:
Sales and marketing	26,361	29,158	64,729	74,196	72,396
Research and development	11,779	14,025	31,219	34,678	35,803
General and administrative	7,334	7,342	18,711	18,868	18,684
Amortization of intangible assets, including goodwill through fiscal 2002	162	2,032	9,608	10,516	33,639
Acquired in-process research and development	—	—	10,400	—	4,100
Restructuring, acquisition and other charges	—	—	2,351	6,462	43,729

Total operating expenses	45,636	52,557	137,018	144,720	208,351

Operating income (loss)	32,524	30,710	20,957	51,067	(39,068)
Interest income	4,726	3,399	3,868	6,203	3,996
Interest expense	—	(413)	(3,300)	(3,300)	(45,417)
Fair market value adjustment to the interest rate swap	—	—	—	—	(1,154)
Amortization of debt issuance costs	—	(42)	(1,466)	(1,340)	(3,563)

Income (loss) before income taxes	37,250	33,654	20,059	52,630	(85,206)
Income tax expense (benefit)	14,096	12,303	10,573	17,363	(27,994)

Net income (loss)	$23,154	$21,351	$9,486	$35,267	$(57,212)

(1)

For purposes of the fiscal year ended January 31, 2007 noted above, we have aggregated the Predecessor period from February 1, 2006 through March 9, 2006 and the Successor period from March 10, 2006 through January 31, 2007, without further adjustment. Upon the closing of the Merger on March 10, 2006, the surviving corporation borrowed $400.0 million under a new senior secured credit facility, and issued $200.0 million in principal amount of 10 3/8% senior subordinated notes due 2016. The Merger has been accounted for as an acquisition, using the purchase method of accounting, from the date of completion, March 10, 2006. This change has created many differences between reporting for Serena post-Merger, as successor, and Serena pre-Merger, as predecessor. The predecessor financial statements for periods ending on or before March 10, 2006, generally will not be comparable to the successor financial statements for periods after that date. Under purchase accounting, Serena’s tangible assets and liabilities and intangible assets have been recorded at fair value which has resulted in a new carrying basis for those assets and liabilities. The Merger has resulted in Serena having an entirely new capital structure, which has resulted in significant differences between the predecessor’s and the successor’s equity.

	Predecessor				Successor
	As of January 31,
	2003	2004	2005	2006	2007
			(in thousands)
Consolidated Balance Sheet Data (1):
Cash, cash equivalents and short-term investments	$143,074	$296,495	$150,108	$209,238	$68,467
Working capital (deficit)	124,151	278,178	90,877	154,360	(20,902)
Total assets	264,523	473,661	695,119	668,634	1,347,447
Convertible subordinated debentures	—	220,000	220,000	220,000	5
Term loan	—	—	—	—	375,000
Senior subordinated notes	—	—	—	—	200,000
Total other long-term liabilities	8,831	13,166	56,753	40,537	169,915
Total stockholders’ equity	212,962	195,278	297,616	301,199	486,620

(1)	Upon the closing of the Merger on March 10, 2006, the surviving corporation borrowed $400.0 million under a new senior secured credit facility, and issued $200.0 million in principal amount of 10 3/8% senior subordinated notes due 2016. The Merger has been accounted for as an acquisition, using the purchase method of accounting, from the date of completion, March 10, 2006. This change has created many differences between reporting for Serena post-Merger, as successor, and Serena pre-Merger, as predecessor. The predecessor financial statements for periods ending on or before March 10, 2006, generally will not be comparable to the successor financial statements for periods after that date. Under purchase accounting, Serena’s tangible assets and liabilities and intangible assets have been recorded at fair value which has resulted in a new carrying basis for those assets and liabilities. The Merger has resulted in Serena having an entirely new capital structure, which has resulted in significant differences between the predecessor’s and the successor’s equity.

Certain reclassifications have been made to the consolidated statement of income (loss) data for the years ended January 31, 2003, 2004, 2005 and 2006 to conform to the presentation adopted for the fiscal year ended January 31, 2007. These reclassifications had an immaterial impact on the prior reported balances and no impact on total revenues, income from operations, or net income.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements of Serena and the notes thereto included elsewhere in this report. Our discussion contains forward-looking statements under the Private Securities Reform Act of 1995 which include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements contained in this report that are not historical facts. When used in this report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including those factors set forth under “Factors That May Affect Future Results” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business,” and elsewhere in, or incorporated by reference into, this report. We assume no obligation to update the forward-looking information contained in this report.

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

Pacific Edge Software, Inc.

On October 20, 2006, we acquired Pacific Edge, a privately held company specializing in the development of PPM solutions. The acquisition was accounted for using the purchase method of accounting, and accordingly, the results of operations of Pacific Edge are included in our consolidated financial statements from October 20, 2006.

With the acquisition of Pacific Edge, we add Mariner, a PPM product, to our existing product portfolio. Mariner complements our existing strategy, which provides for application lifecycle management, or ALM.

We acquired 100% of Pacific Edge’s outstanding common stock. The total estimated purchase price was $16.5 million and consisted of cash consideration of $16.0 million and acquisition costs of $0.5 million. The total preliminary allocation of purchase price to the fair value of tangible net assets assumed, intangible assets and goodwill was $1.1 million, $9.2 million and $9.8 million, respectively, all net of $3.6 million allocated to deferred tax liability.

Spyglass Merger Corp.

On March 10, 2006, Spyglass Merger Corp., an affiliate of Silver Lake, a private equity firm, merged with and into Serena, a transaction we refer to in this report as the merger. Pursuant to the merger, Serena stockholders received $24.00 in cash in exchange for each share of stock, except that certain members of our management team retained a portion of their shares of Serena common stock and/or options to purchase Serena common stock after the merger. As a result of the merger, our common stock ceased to be traded on the NASDAQ National Market and we became a privately-held company, with approximately 56.5% of our common stock at the time of the merger on a fully diluted basis owned by investment funds affiliated with Silver Lake.

None of the $220.0 million of Serena convertible subordinated notes were converted into Serena common stock prior to the effective time of the merger, and so all the convertible subordinated notes became convertible into cash, following the merger, in an amount of $24.00 for each share of Serena common stock into which the convertible subordinated notes were convertible prior to the merger. Approximately $4,000 of the convertible subordinated notes, excluding conversion premiums totaling $1,000, remained outstanding on January 31, 2007. Holders had been able to convert such notes into cash in connection with the merger through March 25, 2006. On May 15, 2006, we extended the date on which holders could convert such notes into cash to May 30, 2006. On May 30, 2006, all but $4,000 of such notes, excluding the conversion premium of $1,000, were converted into cash.

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

Also, in connection with the merger, we entered into a senior secured credit agreement, issued senior subordinated notes, and entered into other related transactions, which we refer to collectively as the acquisition transactions. After consummation of the acquisition transactions, we are highly leveraged. As of January 31, 2007 we had outstanding $575.0 million in aggregate indebtedness, including the conversion premium on the convertible subordinated notes, with an additional $75.0 million of borrowing capacity available under our new revolving credit facility. Our liquidity requirements are significant, primarily due to debt service requirements.

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

Our total revenue was $208.1 million, $255.8 million and $255.3 million in the fiscal years ended January 31, 2005, 2006 and 2007, respectively, representing an increase of 23% from fiscal year 2005 to 2006 and a decrease of less than 1% from fiscal year 2006 to 2007. The increase in total revenue in the fiscal year ended January 31, 2006, when compared to the same period a year ago, was primarily the result of continued increases in our distributed systems revenue, for the most part coming from sales of Merant products after the Merant acquisition late in the first quarter of fiscal 2005, and to a lesser extent, sales of RTM and TeamTrack coming from our Integrated Chipware acquisition in the second quarter of fiscal 2005 and our Teamshare acquisition in the second quarter of fiscal 2004. The slight decrease in total revenues in the fiscal year ended January 31, 2007, when compared to the same period a year ago, was primarily the result of slower seasonal software purchasing activity and distractions related to the merger, and the maintenance revenue write-down to fair value in connection with the merger, all partially offset by improvements in our consulting business, fueled in part by an increase in the number of large engagements.

In the fiscal years ended January 31, 2005, 2006 and 2007, 64%, 67% and 66%, respectively, of our total software license revenue came from our distributed systems products and 36%, 33% and 34%, respectively, came from our mainframe products.

Historically, our revenue has been generally attributable to sales in North America, Europe and to a lesser extent Asia Pacific. Revenue attributable to sales in North America accounted for approximately 69%, 66%, and 66% of our total revenue in the fiscal years ended January 31, 2005, 2006 and 2007, respectively.

Our international revenue is attributable principally to our European operations. International revenue accounted for approximately 31%, 34%, and 34% of our total revenue in the fiscal years ended January 31, 2005, 2006 and 2007, respectively.

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

On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, trade accounts receivable and allowance for doubtful accounts, impairment or disposal of long-lived assets, accounting for income taxes, projections used in purchase accounting, impairment of goodwill, valuation of our common stock, and assumptions around valuation of our options and restricted stock, among other things. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We refer to accounting estimates of this type as critical accounting policies, which are discussed further below.

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

Our VSOE for certain elements of an arrangement is based upon the pricing in comparable transactions when the element is sold separately. VSOE for post contract support services are primarily based upon customer renewal history where the services are sold separately. VSOE for professional services are also based upon the price charged when the services are sold separately.

For multiple element arrangements, VSOE must exist to allocate the total fee among all delivered and non-essential undelivered elements of the arrangement. If undelivered elements of the arrangement are essential to the functionality of the product, revenue is deferred until the essential elements are delivered. If VSOE does not exist for one or more non-essential undelivered elements, revenue is deferred until such evidence does exist for the undelivered elements, or until all elements are delivered, whichever is earlier. If VSOE of all non-essential undelivered elements exists but VSOE does not exist for one or more delivered elements, revenue is recognized using the residual method. Under the residual method, the revenue for the undelivered elements is deferred based upon VSOE and the remaining portion of the arrangement fee is recognized as revenue for the delivered elements, assuming all other criteria for revenue recognition have been met. If we could no longer establish VSOE for non-essential undelivered elements of multiple element arrangements, revenue would be deferred until all elements are delivered or VSOE is established for the undelivered elements, whichever is earlier.

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

Our common stock is privately held and therefore there is no public market for our common stock. To assist management in determining the estimated fair value of our common stock, we engaged an independent valuation specialist to perform a valuation as of January 31, 2007. In estimating the fair value of our common stock as of January 31, 2007, the independent valuation firm employed a two-step approach that first estimated the fair value of our company as a whole, and then allocated the enterprise value to our common stock. These estimates were also used to assist management in measuring our expected stock price volatility over time.

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

Stock-based compensation expense related to employee stock options and restricted stock awards recognized under SFAS 123R for the Predecessor period running from February 1, 2006 through March 9, 2006 was $18.7 million and for the Successor period running from March 10, 2006 through January 31, 2007 was $7.3 million.

See notes 1(q) and 7 of notes to our consolidated financial statements for further information regarding the SFAS 123R disclosures.

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

In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Asset,” (“SFAS 142”), goodwill is tested annually for impairment in the fourth quarter of each fiscal year, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. Factors we consider important which could trigger an impairment review include, but are not limited to, significant under-performance relative to expected, historical or projected future operating results, significant changes in the manner of our use of acquired assets or the strategy for our overall business, or significant negative economic trends. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. This determination is made at the reporting unit level and consists of two steps. First, we determine the fair value of a reporting unit and compare it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill.

We completed this test during the fourth quarters of fiscal year 2005, fiscal year 2006 and fiscal year 2007, and we have not recorded an impairment loss on goodwill.

Derivative Instruments.    We account for derivative instruments in accordance with the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Certain Hedging Activities” (“SFAS 133”), as amended by Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS 133” (“SFAS 138”) and Statement of Financial Accounting Standards No. 149, “Amendment on Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). In accordance with these standards, all derivative instruments are recorded on the balance sheet at their respective fair values. Our derivative instrument has not been designated as a hedge, and accordingly, changes in the fair value of the derivative are recognized in the statement of operations.

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

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments (as amended),” an amendment to SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, which permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. In addition, SFAS No. 155 establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation under the requirements of SFAS No. 133. This Statement shall be effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company will adopt this Statement effective February 1, 2007. Based on the Company’s current evaluation of this Statement, the Company does not expect the adoption of SFAS No. 155 to have a significant impact on its consolidated results of operations or financial position.

In June 2006, the FASB Emerging Issues Task Force issued EITF No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)”, which states that a company should disclose its accounting policy (i.e., gross or net presentation) regarding presentation of taxes within the scope of this Issue. If taxes included in gross revenues are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented. The consensus would be effective for the first annual or interim reporting period beginning after December 15, 2006. The disclosures are required for annual and interim financial statements for each period for which an income statement is presented. The Company will adopt this Interpretation effective February 1, 2007. Based on the Company’s current evaluation of this Issue, the Company does not expect the adoption of EITF No. 06-3 to have a significant impact on its consolidated results of operations or financial position.

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB 108 provides interpretive guidance on how registrants should quantify financial statement misstatements. There is currently diversity in practice, with the two commonly used methods to quantify misstatements being the “rollover” method (which primarily focuses on the income statement impact of misstatements) and the “iron curtain” method (which focuses on the balance sheet impact). SAB 108 requires registrants to use a dual approach whereby both of these methods are considered in evaluating the materiality of financial statement errors. Prior materiality assessments will need to be considered using both the rollover and iron curtain methods. SAB 108 is effective for fiscal years ending on or after November 15, 2006. This Statement did not have a material impact on our Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. We are currently in the process of evaluating the impact of SFAS No. 157 on our Consolidated Financial Statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities (as amended),” an amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities (as amended)”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain warranty and insurance contracts at fair value on a contract-by-contract basis. The Statement applies to all reporting entities, including not-for-profit organizations, and contains financial statement presentation and disclosure requirements for assets and liabilities reported at fair value as a consequence of the election. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted subject to certain conditions, however an early adopter must also adopt SFAS 157 at the same time. Based on the Company’s current evaluation of this Statement, the Company does not expect the adoption of SFAS No. 159 to have a significant impact on its consolidated results of operations or financial position.

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

For purposes of the fiscal year ended January 31, 2007 discussed herein, we have aggregated the Predecessor period from February 1, 2006 through March 9, 2006 and the Successor period from March 10, 2006 through January 31, 2007, without further adjustment. The supplemental aggregate disclosures and discussions are not in accordance with, or an alternative for, generally accepted accounting principles, and are provided solely for the purpose of providing additional supplemental information when comparing the Predecessor period from February 1, 2006 through March 9, 2006 plus the Successor period from March 10, 2006 through January 31, 2007 to the Predecessor fiscal year ended January 31, 2006.

The following table sets forth our results of operations expressed as a percentage of total revenue. These operating results for the periods presented are not necessarily indicative of the results for the full fiscal year or any other period.

	Predecessor			Successor
	Fiscal Year Ended January 31,		Fiscal Year Ended January 31, 2007
			For the Period From February 1, 2006 to March 9, 2006	For the Period From March 10, 2006 to January 31, 2007
	2005	2006
Revenue:
Software licenses	41%	35%	14%	36%
Maintenance	47%	53%	71%	51%
Professional services	12%	12%	15%	13%

Total revenue	100%	100%	100%	100%

Cost of revenue:
Software licenses	2%	1%	1%	1%
Maintenance	5%	5%	7%	5%
Professional services	11%	10%	16%	12%
Amortization of acquired technology	7%	7%	9%	16%

Total cost of revenue	24%	23%	33%	34%

Gross profit	76%	77%	67%	66%

Operating expenses:
Sales and marketing	31%	29%	33%	28%
Research and development	15%	14%	18%	13%
General and administrative	9%	7%	9%	7%
Amortization of intangible assets	5%	4%	5%	14%
Acquired in-process research and development	5%	—	—	2%
Restructuring, acquisition and other charges	1%	3%	213%	1%

Total operating expenses	66%	57%	278%	65%

Operating income (loss)	10%	20%	(211)%	1%
Interest income	2%	3%	5%	1%
Interest expense	(1)%	(1)%	(2)%	(19)%
Change in fair value of derivative instrument	—	—	—	—
Amortization of debt issuance costs	(1)%	(1)%	(10)%	(1)%

Income (loss) before income taxes	10%	21%	(218)%	(18)%
Income tax expense (benefit)	5%	7%	(42)%	(8)%

Net (loss) income	5%	14%	(176)%	(10)%

Comparison of Fiscal Years Ended January 31, 2005, 2006 and 2007

Revenue

Our total revenue was $208.1 million, $255.8 million and $255.3 million in fiscal year 2005, 2006 and 2007, respectively, representing an increase of 23% from fiscal year 2005 to 2006 and a decrease of less than 1% from fiscal year 2006 to 2007.

The following table summarizes software licenses, maintenance and professional services revenues for the periods indicated:

	Predecessor	Predecessor	Aggregate (1)	Fiscal Year 2006 vs. 2005 Increase (Decrease)		Fiscal Year 2007 vs. 2006 Increase (Decrease)
	Fiscal Years Ended January 31,
	2005	2006	2007	In Dollars	In %	In Dollars	In %
	(dollars in thousands)
Revenue:
Software licenses	$85,350	$90,554	$86,520	$5,204	6%	$(4,034)	(4)%
Maintenance	98,558	136,009	134,605	37,451	38%	(1,404)	(1)%
Professional services	24,197	29,209	34,166	5,012	21%	4,957	17%

Total revenue	$208,105	$255,772	$255,291	$47,667	23%	$(481)	0%

(1)

For purposes of the fiscal year ended January 31, 2007 discussed herein, we have aggregated the Predecessor period from February 1, 2006 through March 9, 2006 and the Successor period from March 10, 2006 through January 31, 2007, without further adjustment.

Software Licenses.    Software licenses revenue was $85.4 million, $90.6 million and $86.5 million in fiscal year 2005, 2006 and 2007, respectively, representing 41%, 35% and 34% of total revenue, respectively. Software licenses revenue increased $5.2 million, or 6%, from fiscal year 2005 to 2006 and decreased $4.0 million, or 4%, from fiscal year 2006 to 2007. The increase in fiscal year 2006, when compared to fiscal year 2005, consists of continued increases in our distributed systems revenue, for the most part coming from sales of Merant products after the Merant acquisition late in the first quarter of fiscal year 2005, and, to a lesser extent, sales of RTM and TeamTrack coming from our Integrated Chipware acquisition in the second quarter of fiscal year 2005 and our TeamShare acquisition in the second quarter of fiscal year 2004. The decrease in fiscal year 2007, when compared to fiscal year 2006, is a result of slower overall IT purchasing activity, distractions related to the merger, and post-merger changes to sales compensation plans. In particular, our core SCM products continue to make up a significant portion of our total software license revenue. Combined, they accounted for $69.6 million, $77.3 million and $71.0 million in fiscal year 2005, 2006 and 2007, representing 81%, 85% and 82% of total software license revenue, respectively. Distributed systems products accounted for $57.0 million, or 66%, of total software licenses revenue in fiscal year 2007 as compared to $60.7 million, or 67%, and $54.4 million, or 64%, in fiscal year 2006 and 2005, respectively. We expect that our Dimensions, Professional and TeamTrack products will continue to account for a substantial portion of software license revenue in the future.

Maintenance.    Maintenance revenue was $98.6 million, $136.0 million and $134.6 million in fiscal year 2005, 2006 and 2007, respectively, representing 47%, 53% and 53% of total revenue, respectively. Maintenance revenue increased $37.5 million, or 38%, from fiscal year 2005 to 2006 and decreased $1.4 million, or 1%, from fiscal year 2006 to 2007. In general, dollar increases in maintenance revenue reflect consistent renewal rates and growth in installed software licenses base, as new licenses generally include one year of maintenance, renewals of maintenance agreements by existing customers and, to a lesser extent, maintenance price increases, all partially offset by some cancellations in mainframe tool maintenance contracts. The increase in fiscal year 2006, when compared to fiscal 2005, was primarily due to our acquisition of Merant in the first quarter of fiscal year 2005 and, to a lesser extent, growth in our installed software license base (as new licenses generally include one year of maintenance), renewals of maintenance agreements with existing customers and maintenance price increases, all partially offset by some cancellations of maintenance contracts. The decrease in fiscal year 2007, when compared to fiscal 2006, is primarily due to the maintenance revenue write-down to fair value in connection with the merger totaling $12.5 million in the current fiscal year ended January 31, 2007; offset by increases due to growth of our installed software license base, as new licenses generally include one year of maintenance, and to a lesser extent maintenance price increases. We expect maintenance revenue to grow in absolute dollars in the near term as maintenance contracts renew.

Professional Services.    Professional services revenue was $24.2 million, $29.2 million and $34.2 million in fiscal year 2005, 2006 and 2007, respectively, representing 12%, 12% and 13% of total revenue, respectively.

Professional services revenue increased $5.0 million, or 21%, from fiscal year 2005 to 2006 and $5.0 million, or 17%, from fiscal year 2006 to 2007. The year-over-year absolute and percentage increases were due in large part to our acquisition of Merant together with improvement in our consulting business, fueled in part by increases in large engagements. In general, professional services revenue is attributable to consulting opportunities resulting from our installed customer base and our expanded consulting service capabilities, all partially offset by price pressures on consulting rates, and the deferral of existing consulting projects. We expect professional services revenue to grow slightly in absolute dollars in the near term.

Cost of Revenue

Cost of revenue, which consists of cost of software licenses, cost of maintenance, cost of professional services and amortization of acquired technology was $50.1 million, $60.0 million and $86.0 million in fiscal year 2005, 2006 and 2007, representing 24%, 23% and 34% of total revenue, respectively. Cost of revenue increased $9.9 million, or 20%, from fiscal year 2005 to 2006 and $26.0 million, or 43%, from fiscal year 2006 to 2007. Cost of revenue decreased from fiscal year 2005 to fiscal year 2006 as a percentage of total revenue, due principally to decreases in stock-based compensation and a margin improvement in maintenance. Cost of revenue increased from fiscal year 2006 to fiscal year 2007, both in absolute dollar terms and as a percentage of total revenue, due principally to increases in stock-based compensation costs as a result of adopting SFAS 123R at the beginning of fiscal year 2007.

The following table summarizes cost of revenue for the periods indicated:

	Predecessor	Predecessor	Aggregate (1)	Fiscal Year 2006 vs. 2005 Increase (Decrease)		Fiscal Year 2007 vs. 2006 Increase (Decrease)
	Fiscal Years Ended January 31,
	2005	2006	2007	In Dollars	In %	In Dollars	In %
	(dollars in thousands)
Cost of revenue:
Software licenses	$3,149	$3,211	$2,735	$62	2%	$(476)	(15)%
Maintenance	11,441	13,225	13,662	1,784	16%	437	3%
Professional services	21,489	26,628	31,758	5,139	24%	5,130	19%
Amortization of acquired technology	14,051	16,921	37,853	2,870	20%	20,932	124%

Total cost of revenue	$50,130	$59,985	$86,008	$9,855	20%	$26,023	43%

Percentage of total revenue	24%	23%	34%

(1)

For purposes of the fiscal year ended January 31, 2007 discussed herein, we have aggregated the Predecessor period from February 1, 2006 through March 9, 2006 and the Successor period from March 10, 2006 through January 31, 2007, without further adjustment.

Software Licenses.    Cost of software licenses consists principally of fees associated with integrating third party technology into our Professional and Dimensions distributed systems products and, to a lesser extent, salaries, bonuses and other costs associated with our product release organization. Cost of software licenses was $3.1 million, $3.2 million and $2.7 million in fiscal year 2005, 2006 and 2007, representing 4%, 4% and 3% of total software licenses revenue, respectively. Cost of software licenses increased $0.1 million, or 2%, from fiscal year 2005 to 2006 and decreased $0.5 million, or 15%, from fiscal year 2006 to 2007. The increase in fiscal year 2006, when compared to fiscal year 2005, was primarily due to increased sales of our distributed systems products, which include fees associated with integrating third party technology, as a result of our acquisition of Merant. The decrease in fiscal year 2007, when compared to fiscal year 2006, was primarily due to decreased sales of our distributed systems licenses containing fees associated with integrating third party technology.

Maintenance.    Cost of maintenance consists primarily of salaries, bonuses and other costs associated with our customer support organizations. Cost of maintenance was $11.4 million, $13.2 million and $13.7 million in fiscal year 2005, 2006 and 2007, respectively, representing 12%, 10% and 10% of total maintenance revenue, respectively. Cost of maintenance increased $1.8 million, or 16%, from fiscal year 2005 to 2006 and increased $0.4 million, or 3%, from fiscal year 2006 to 2007. The absolute dollar increase in fiscal year 2006, when compared to fiscal year 2005, is due to increases in salaries, benefits and other employee related expenses associated with our customer support organizations as a result of the growth in support personnel headcount to support growth in both maintenance revenue and our installed customer base, in part due to our acquisition of Merant late in the first quarter of fiscal 2005 and, to a lesser extent, an increase in cost of maintenance resulting from the RTM technology acquisition in the second quarter of fiscal year 2005. The absolute dollar increase in fiscal year 2007, when compared to fiscal year 2006, is primarily attributable to an increase in stock-based compensation costs as a result of adopting SFAS 123R at the beginning of fiscal year 2007 and increases associated with our customer support organization, as a result of growth in both our maintenance revenue and installed customer base with our acquisition of Merant late in the first quarter of fiscal 2005 and, to a lesser extent, an increase in cost of maintenance resulting from the RTM technology acquisition in the second quarter of fiscal year 2005 and the Pacific Edge acquisition in the third quarter of fiscal year 2007.

Professional Services.    Cost of professional services consists of salaries, bonuses and other costs associated with supporting our professional services organization. Cost of professional services was $21.5 million, $26.6 million and $31.8 million in fiscal year 2005, 2006 and 2007, respectively, representing 89%, 91% and 93% of total professional services revenue, respectively. Cost of professional services increased $5.1 million, or 24%, from fiscal year 2005 to 2006 and $5.1 million, or 19%, from fiscal year 2006 to 2007. The absolute dollar increase in fiscal year 2006, when compared to fiscal year 2005, was due principally to an increase in salaries, benefits and other employee related expenses associated with our professional services organization to support higher professional services revenue and to increases in third party contractor costs. The absolute dollar increase in fiscal year 2007, when compared to fiscal year 2006, was due principally to an increase in salaries, benefits and other employee related expenses associated with our professional services organization to support higher professional services revenue and an increase in stock-based compensation costs as a result of adopting SFAS 123R at the beginning of fiscal year 2007. The year-over-year increases in cost of professional services as a percentage of professional services revenue is due principally to the rate of growth of our costs being greater than the rate of growth in professional services revenue, and in particular for fiscal 2007, when compared to fiscal 2006, an increase in stock-based compensation costs as a result of adopting SFAS 123R at the beginning of fiscal year 2007.

Amortization of Acquired Technology in the Predecessor Company Through March 9, 2006.    In connection with various prior acquisitions including more recently TeamShare, Merant, the RTM technology and the Business Application Planning technology, we recorded $93.8 million in acquired technologies, offset by amortization totaling $50.4 million as of March 9, 2006. Amortization of acquired technology was $14.1 million, $16.9 million and $1.8 million in the Predecessor fiscal years 2005 and 2006, and Predecessor period February 1, 2006 through March 9, 2006, respectively. Amortization of acquired technology increased $2.9 million, or 20%, from fiscal year 2005 to 2006. The dollar increase from fiscal year 2005 to fiscal year 2006 was due principally to the acquired technology recorded in connection with our acquisition of the business application planning technology in the first quarter of fiscal year 2006.

Amortization of Acquired Technology in the Successor Company for the Period From March 10, 2006 Through January 31, 2007.    In connection with our merger in March 2006, and to a lesser extent, two small technology acquisitions in March 2006 and October 2006, we recorded $178.2 million in acquired technology, offset by amortization totaling $37.9 million in the post merger Successor period ended January 31, 2007. We expect to record $8.7 million per quarter in amortization expense over the next three fiscal years.

Operating Expenses

The following table summarizes operating expenses for the periods indicated:

	Predecessor	Predecessor	Aggregate (1)	Fiscal Year 2006 vs. 2005 Increase (Decrease)		Fiscal Year 2007 vs. 2006 Increase (Decrease)
	Fiscal Years Ended January 31,
	2005	2006	2007	In Dollars	In %	In Dollars	In %
	(dollars in thousands)
Operating expenses:
Sales & marketing	$64,729	$74,196	$72,396	$9,467	15%	$(1,800)	(2)%
Research & development	31,219	34,678	35,803	3,459	11%	1,125	3%
General & administrative	18,711	18,868	18,684	157	1%	(184)	(1)%
Amortization of intangible assets	9,608	10,516	33,639	908	9%	23,123	220%
Acquired in-process research & development	10,400	—	4,100	(10,400)	(100)%	4,100	( *)
Restructuring, acquisition and other charges	2,351	6,462	43,729	4,111	175%	37,267	577%

Total operating expenses	$137,018	$144,720	$208,351	$7,702	6%	$63,631	44%

Percentage of total revenue	66%	57%	82%

(1)

For purposes of the fiscal year ended January 31, 2007 discussed herein, we have aggregated the Predecessor period from February 1, 2006 through March 9, 2006 and the Successor period from March 10, 2006 through January 31, 2007, without further adjustment.

(*)	Percentage is not meaningful

Sales and Marketing.    Sales and marketing expenses consist primarily of salaries, commissions and bonuses, payroll taxes and employee benefits as well as travel, entertainment and marketing expenses. Sales and marketing expenses were $64.7 million, $74.2 million and $72.4 million in fiscal year 2005, 2006 and 2007, respectively, representing 31%, 29% and 28% of total revenue, respectively. Sales and marketing expenses increased $9.5 million, or 15%, from fiscal year 2005 to 2006 and decreased $1.8 million, or 2%, from fiscal year 2006 to 2007. The absolute dollar increase in fiscal year 2006, when compared to fiscal year 2005, was primarily due to our acquisition of Merant and, to a lesser extent, the expansion of our direct sales and marketing organizations to support license revenue growth, as well as increases in benefits and other employee-related costs associated with our TeamShare acquisition and, to a lesser extent, our acquisition of the RTM product. The absolute dollar decrease in fiscal year 2007, when compared to fiscal year 2006, is primarily the result of increases in stock-based compensation expenses associated with our adoption of SFAS 123R at the beginning of fiscal year 2007. Sales and marketing expenses decreased as a percentage of total revenue from fiscal year 2005 to fiscal year 2006 and from fiscal year 2006 to fiscal year 2007 as a result of cost synergies realized from our acquisitions of Merant, TeamShare and, to a lesser extent, the RTM product. In absolute dollar terms, we expect sales and marketing expenses to increase as we continue to hire additional sales and marketing personnel, market our distributed systems products and undertake additional marketing programs.

Research and Development.    Research and development expenses consist primarily of salaries, bonuses, payroll taxes and employee benefits and costs attributable to research and development activities. Research and development expenses were $31.2 million, $34.7 million and $35.8 million in fiscal year 2005, 2006 and 2007, respectively, representing 15%, 14% and 14% of total revenue, respectively. Research and development expenses increased $3.5 million, or 11%, from fiscal year 2005 to 2006 and $1.1 million, or 3%, from fiscal year 2006 to 2007. The increase in fiscal year 2006, when compared to fiscal year 2005, was due primarily to our acquisition of Merant and, to a lesser extent, increased costs generally associated with the expansion of our research and development efforts to enhance existing products and develop our distributed systems products, and our acquisitions of TeamShare and, to a lesser extent, the RTM product. The increase in fiscal year 2007, when compared to fiscal year 2006, was primarily attributable to increases in stock-based compensation expenses associated with our adoption of SFAS 123R at the beginning of fiscal year 2007. We expect research and development expenses to increase, both in absolute dollar terms and as a percentage of total revenue, as we localize our products and hire additional research and development personnel primarily to develop our distributed systems product suite.

General and Administrative.    General and administrative expenses consist primarily of salaries, bonuses, payroll taxes and benefits and certain non-allocable administrative costs, including legal and accounting fees and bad debts. General and administrative expenses were $18.7 million, $18.9 million and $18.7 million in fiscal year 2005, 2006 and 2007, respectively, representing 9%, 7% and 7% of total revenue, respectively. General and administrative expenses increased $0.2 million, or 1%, from fiscal year 2005 to 2006 and decreased $0.2 million, or 1%, from fiscal year 2006 to 2007. In fiscal year 2006, when compared to fiscal year 2005, general and administrative costs increased primarily due to increases in stock-based compensation expense in connection with our acquisition of Merant, where we recorded deferred stock-based compensation reflecting the intrinsic value of the stock options assumed in the acquisition, and in connection with the issuance of restricted stock in fiscal year 2006, all partially offset by decreases in costs due to increased cost synergies realized from our Merant acquisition. In fiscal year 2007, when compared to fiscal year 2006, general and administrative costs decreased primarily due to the elimination of public company costs including costs associated with Sarbanes-Oxley compliance; all partially offset by increases in general and administrative costs primarily due to increases in stock-based compensation expense associated with the adoption of SFAS 123R in the beginning of fiscal year 2007. We expect general and administrative expenses to increase in absolute dollar terms as we expand our infrastructure and our operations in the future.

Amortization of Intangible Assets in the Predecessor Company Through March 9, 2006.    In connection with various prior acquisitions including more recently TeamShare and Merant, the Company recorded $65.3 million in identifiable intangible assets, offset by amortization totaling $24.9 million as of March 9, 2006. Amortization of intangible assets was $9.6 million, $10.5 million and $1.1 million in the Predecessor fiscal years 2005 and 2006, and Predecessor period February 1, 2006 through March 9, 2006, respectively. Amortization of intangible assets increased $0.9 million, or 9%, from fiscal year 2005 to 2006. The dollar increase in fiscal year 2006, when compared to fiscal year 2005, was due principally to the Merant acquisition, which added $59.2 million in amortizable intangible assets and, to a lesser extent, the TeamShare acquisition.

Amortization of Intangible Assets in the Successor Company for the Period From March 10, 2006 Through January 31, 2007.    In connection with the Company’s merger in March 2006, and to a lesser extent, a small technology acquisition in October 2006, the Company recorded $293.2 million in identifiable intangible assets, offset by amortization totaling $33.6 million in the post merger Successor period ended January 31, 2007. We expect to record $9.2 million per quarter in amortization expense over the next three fiscal years.

Acquired In-Process Research and Development.    In connection with our acquisition of Merant, we recognized a charge in the first quarter of fiscal year 2005 of $10.4 million for acquired in-process research and development. In connection with the merger, we recognized a charge in the first quarter of fiscal year 2007 of $4.1 million for acquired in-process research and development. See note 6 of notes to our consolidated financial statements for additional information related to the acquired in-process research and development charges.

Restructuring, Acquisition and Other Charges.    In connection with our acquisition of Merant, we have incurred restructuring, acquisition and other charges related to the acquisition that are not part of our ongoing operations. Such charges have included certain employee payroll, severance and other employee related costs associated with transitional activities that are not part of ongoing operations, and travel and other direct costs associated with integrating the two companies. We incurred $2.4 million of these charges in fiscal year 2005. In connection with the merger we have incurred and expect to incur transaction, restructuring , acquisition and other charges related to the merger that are not part of ongoing operations. Such charges include certain employee payroll, severance and other employee related costs associated with transitional activities that are not part of ongoing operations, and travel and other direct costs associated with the merger. We incurred $6.5 million and $43.7 million of these charges in fiscal year 2006 and fiscal year 2007, respectively. See note 4(b) of notes to our consolidated financial statements for additional information related to the restructuring, acquisition and other charges.

Other Income (Expense)

The following table summarizes total other income (expense) for the periods indicated:

	Predecessor	Predecessor	Aggregate (1)	Fiscal Year 2006 vs. 2005 Increase (Decrease)		Fiscal Year 2007 vs. 2006 Increase (Decrease)
	Fiscal Years Ended January 31,
	2005	2006	2007	In Dollars	In %	In Dollars	In %
	(dollars in thousands)
Other income (expense):
Interest income	$3,868	$6,203	$3,996	$2,335	60%	$(2,207)	(36)%
Interest expense	(3,300)	(3,300)	(45,417)	—	0%	(42,117)	( *)
Change in fair value of derivative instrument	—	—	(1,154)	—	0%	(1,154)	(9)%
Amortization of debt issuance cost	(1,466)	(1,340)	(3,563)	126	9%	(2,223)	(9)%

Total other income (expense)	$(898)	$1,563	$(46,138)	$2,461	( *)	$(47,701)	( *)

Percentage of total revenue	0%	1%	(18)%

(1)

For purposes of the fiscal year ended January 31, 2007 discussed herein, we have aggregated the Predecessor period from February 1, 2006 through March 9, 2006 and the Successor period from March 10, 2006 through January 31, 2007, without further adjustment.

(*)	Percentage is not meaningful

Interest Income.    Interest income was $3.9 million, $6.2 million and $4.0 million in fiscal year 2005, 2006 and 2007, respectively, representing an increase of $2.3 million, or 60%, in fiscal year 2006 over 2005 and a decrease of $2.2 million, or 36%, in fiscal year 2007 over 2006. The increase in fiscal year 2006, when compared to fiscal year 2005, is due principally to increases in balances on interest-bearing accounts, such as cash and cash equivalents, and both short- and long-term investments, resulting from the accumulation of earnings and higher yields. The increases in balances were partially offset by decreases in cash balances of $4.9 million and $3.3 million, net of cash received and acquisition related costs paid associated with our acquisitions of Merant and Apptero, respectively, acquisition and other related costs paid totaling $3.8 million associated with the merger and the acquisition transactions, and $48.6 million due to our stock repurchase program implemented throughout fiscal year 2006. The decrease in fiscal year 2007, when compared to fiscal year 2006, is due principally to decreases in balances on interest-bearing accounts, such as cash and cash equivalents, and both short- and long-term investments, resulting from the merger in which the Company paid $827 million in cash in the first fiscal quarter ended April 30, 2006 net of $600 million in proceeds from borrowings, all partially offset by increases in cash balances resulting from the accumulation of earnings and higher yields.

Interest Expense.    We recorded interest expense totaling $3.3 million, $3.3 million and $0.4 million in the Predecessor fiscal years 2005 and 2006, and the Predecessor period from February 1, 2006 through March 9, 2006, respectively, in connection with our offering of our convertible subordinated notes in the fourth fiscal quarter of 2004, in which we raised $213.3 million in cash, net of costs. We recorded interest expense totaling $45.1 million in the Successor period from March 10, 2006 through January 31, 2007 in connection with the merger in the first fiscal quarter of 2007 and our borrowings of $400 million in a senior secured term credit facility and an additional $200 million in senior subordinated notes.

Change in Fair Value of Derivative Instrument.    We use an interest rate swap as part of our interest rate risk management strategy. In the second fiscal quarter ended July 31, 2006, we entered into an interest rate swap transaction to effectively convert the variable interest rate on a portion of the $400.0 million senior secured term loan to a fixed rate. The swap, which expires on April 10, 2010, is recorded on the balance sheet at fair value in accordance with SFAS 133. The swap has not been designated as a hedge, and accordingly, changes in the fair value of the derivative are recognized in the statement of operations. The notional amount of the swap is $250.0 million initially and amortizes down over time to $126.0 million at the time the swap transaction expires on April 10, 2010. Under the terms of the swap, we will pay an interest rate equal to the initial period LIBOR setting rate, set in arrears. In exchange, we will receive a fixed rate equal to 5.38%. In the current fiscal year ended January 31, 2007, we recorded $1.2 million related to the changes in the fair value of the derivative.

Amortization of Debt Issuance Costs.    We recorded amortization of debt issuance costs totaling $1.5 million, $1.3 million and $0.1 million in the Predecessor fiscal years 2005 and 2006, and the Predecessor period from February 1, 2006 through March 9, 2006, respectively, in connection with our offering of our convertible subordinated notes in the fourth fiscal quarter of 2004, in which we capitalized $6.7 million in debt issuance costs. We recorded amortization of debt issuance costs totaling $1.8 million and $1.6 million in the Predecessor period from February 1, 2006 through March 9, 2006, and the Successor period from March 10, 2006 through January 31, 2007, respectively, in connection with the merger in the first fiscal quarter of 2007 and our borrowings of $400 million in a senior secured term credit facility and an additional $200 million in senior subordinated notes.

Income taxes

Income Taxes.    Income taxes were $10.6 million and $17.4 million in fiscal year 2005 and 2006, respectively, representing effective income tax rates of 53% and 33%, respectively. Excluding the impact of the one-time in-process research and development charge of $10.4 million in the first quarter of fiscal year 2005, the effective income tax rate for fiscal year 2005 was 35%. An income tax benefit of $28.0 million was recorded in fiscal year 2007 representing an effective income tax rate benefit of 33%. Our effective income tax rate has historically benefited from the U.S. research and experimentation tax credit and tax benefits generated from export sales made from the United States.

Beginning February 1, 2006, we recognize windfall tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized. Accordingly, deferred tax assets are not recognized for net operating loss carryforwards resulting from windfall tax benefits occurring from February 1, 2006 onward. A windfall tax benefit occurs when the actual tax benefit realized by us upon an employee’s disposition of a share-based award exceeds the deferred tax asset, if any, associated with the award that we had recorded. When assessing whether a tax benefit relating to share-based compensation has been realized, we follow the with-and-without ordering method, under which net operating loss carryforwards and other tax attributes are assumed to be utilized before current year share-based compensation deductions.

Liquidity and Capital Resources

Cash and, Cash Equivalents.    Since our inception, we have financed our operations and met our capital expenditure requirements through cash flows from operations. As of January 31, 2007, we had $68.4 million in cash and cash equivalents.

Net Cash Provided by Operating Activities.    Cash flows provided by operating activities were $63.2 million, $84.1 million and $104.4 million in fiscal year 2005, 2006 and 2007, respectively. In fiscal year 2005, our cash flows provided by operating activities exceeded net income principally due to the inclusion of non-cash expenses in net income, increases in corporate taxes payable and accrued expenses, and cash collections in advance of revenue recognition for maintenance contracts, all partially offset by a decrease in net deferred taxes payable and an increase in accounts receivable. In fiscal year 2006, our cash flows provided by operating activities exceeded net income principally as a result of the inclusion of non-cash expenses in net income, decreases in accounts receivable, and increases in accrued expenses and cash collections in advance of revenue recognition for maintenance contracts, all partially offset by a decrease in income taxes payable. In fiscal year 2007, our cash flows provided by operating activities exceeded net loss principally due to the inclusion of non-cash expenses in net loss, and cash collections in advance of revenue recognition for maintenance contracts, all partially offset by increases in deferred income taxes, a decrease in accounts receivable and increases in income taxes payable and accrued expenses. Non-cash expenses included in net income or loss consisted of acquired in-process research and development in fiscal year 2005 and 2007 only, interest expense on the fair market value adjustment on the interest rate swap in fiscal 2007 only, and amortization of intangible assets, amortization of deferred stock-based compensation, and depreciation expense for all periods.

Net Cash Used in Investing Activities.    Net cash used in investing activities was $151.9 million, $29.7 million and $803.9 million in fiscal year 2005, 2006 and 2007, respectively. In fiscal year 2005, cash used in investing activities predominantly related to cash paid for the acquisition of Merant, net of cash received and acquisition related costs paid, totaling $199.2 million, cash paid for the acquisition of selected assets of Integrated Chipware totaling $4.4 million, and the purchase of computer equipment and office furniture and equipment totaling $2.0 million, all partially offset by net sales of short and long-term investments totaling $53.7 million. In fiscal year 2006, cash used in investing activities related principally to cash paid for the acquisition of Merant, net of cash received and acquisition-related costs paid totaling $4.9 million, cash paid for the acquisition of Apptero totaling $3.3 million, the purchase of computer equipment and office furniture and equipment totaling $3.0 million and purchases of short- and long-term investments totaling $18.9 million. In fiscal year 2007, cash used in investing activities related principally to cash paid in the merger including acquisition related costs totaling $857.4 million, of which $30.3 million related to the predecessor period from February 1, 2006 to March 9, 2006, acquisition related costs paid in connection with the acquisitions of Pacific Edge Software, Inc., Data Scientific Corp., Merant plc., and Apptero Inc., totaling $16.0 million, $3.1 million, $1.2 million and $0.9 million, respectively, and the purchase of computer equipment and office furniture and equipment totaling $3.7 million, all partially offset by net sales of short and long-term investments totaling $74.9 million and the removal of restrictions on restricted cash totaling $3.3 million.

Net Cash (Used In) Provided by Financing Activities.    Net cash (used in) provided by financing activities was $(30.6) million, $(39.7) million and $620.0 million in fiscal year 2005, 2006 and 2007, respectively. In fiscal year 2005, cash used in financing activities was related to repurchases of our common stock under stock repurchase plans totaling $43.1 million, all partially offset by the exercise of stock options under our employee stock option plan totaling $9.5 million and the sale of our common stock under the employee stock purchase plan totaling $3.0 million. In fiscal year 2006, cash used in financing activities was related to repurchases of our common stock under stock repurchase plans totaling $48.6 million, and acquisition and other related costs paid associated with the acquisition transactions totaling $3.8 million, all partially offset by the exercise of stock options granted under our employee stock option plan totaling $9.3 million and the sale of our common stock under our employee stock purchase plan totaling $3.4 million. In fiscal year 2007, net cash provided by financing activities related to our incurring debt in order to finance the merger in the form of a senior secured term loan and senior subordinated notes totaling $400.0 million and $200.0 million, respectively, equity contributions from Silver Lake investors and management totaling $335.8 million, and to a lesser extent, the exercise of stock options under our employee stock option plan totaling $1.1 million, all partially offset by the payment of convertible subordinated notes including the conversion premium totaling $237.9 million, the payment of principal and interest on the senior secured term loan and senior subordinated notes totaling $60.2 million, debt issuance costs paid totaling $15.6 million, and payments made to the Employee Benefits Trust totaling $3.2 million.

Contractual Obligations and Commitments

After consummation of the acquisition transactions, we are highly leveraged. As of January 31, 2007, we had outstanding $575.0 million in aggregate indebtedness, with an additional $75.0 million of borrowing capacity available under our new revolving credit facility. Our liquidity requirements are significant, primarily due to debt service requirements. Our cash interest expense for the fiscal year ended January 31, 2007 was $45.4 million.

We believe that current cash and short-term investments, and cash flows from operations will satisfy our working capital and capital expenditure requirements through fiscal year 2008. At some point in the future we may require additional funds for either operating or strategic purposes and may seek to raise the additional funds through public or private debt or equity financing. If we ever need to seek additional financing, there is no assurance that this additional financing will be available, or if available, will be on reasonable terms and not legally or structurally senior to or on parity with the notes.

The following is a summary of our various contractual commitments, including non-cancelable operating lease agreements for office space that expire between calendar years 2007 and 2013. All periods start from February 1, 2007.

	Successor
	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
	(in thousands)
Operating lease obligations	$13,792	$4,717	$5,770	$3,305	$—
Restructuring-related operating lease obligations	1,845	1,159	329	225	131
Senior secured term loan	375,000	—	—	—	375,000
Senior subordinated notes	200,000	—	—	—	200,000
Convertible subordinated notes	5	5	—	—	—

	$590,642	$80,176	$6,099	$3,530	$575,131

Accounts Receivable and Deferred Revenue.    At January 31, 2007, we had accounts receivable, net of allowances, of $40.9 million and total deferred revenue of $78.4 million.

Acquisitions.    The aggregate amount of cash paid relating to acquisitions during the fiscal year ended January 31, 2007 was approximately $878.4 million and consisted of $857.3 million related to the merger in March 2006, including acquisition related costs paid, $16.0 million related to our acquisition of Pacific Edge Software, Inc. in October 2006, net of cash received and acquisition related costs paid, $3.0 million related to our acquisition of Data Scientific Corp. in March 2006, net of cash received and acquisition related costs paid, $1.2 million related to our acquisition of Merant plc. in April 2005, net of cash received and acquisition related costs paid, and $0.9 million related to our acquisition of Apptero, Inc. in 2005, net of cash received and acquisition related costs paid. See notes 1(b), 5 and 6 of notes to our consolidated financial statements for additional information related to acquisition related activities, which have affected our liquidity.

Off-Balance Sheet Arrangements.    As part of our ongoing operations, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of January 31, 2007, we are not involved in any unconsolidated SPE transactions.

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

Interest Rates and Fees.    The $400.0 million term loan, of which $375.0 million is currently outstanding as of January 31, 2007, bears interest at a rate equal to three-month LIBOR plus 2.25%. That rate was 7.61% as of April 10, 2007. More generally, the loans under the senior secured credit agreement bear interest, at the option of the borrower, at the following:

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

In the second fiscal quarter ended July 31, 2006 and the first fiscal quarter ended April 30, 2007, the Company made principal payments totaling $25 million and $30 million, respectively, on the $400 million senior secured term loan.

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

In addition, under our senior secured credit agreement, we are required to satisfy and maintain specified financial ratios and other financial condition tests, including minimum interest coverage ratio and a maximum total leverage ratio. We were in compliance with all of the covenants under the secured credit agreement and indenture as of January 31, 2007. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet those ratios and tests in the future. A breach of any of these covenants would result in a default (which, if not cured, could mature into an event of default) and in certain cases an immediate event of default under our senior secured credit agreement. Upon the occurrence of an event of default under our senior secured credit agreement, all amounts outstanding under our senior secured credit agreement could be declared to be (or could automatically become) immediately due and payable and all commitments to extend further credit could be terminated.

Earnings before interest, taxes, depreciation and amortization, or EBITDA, is a non-GAAP financial measure used to determine our compliance with certain covenants contained in our senior secured credit agreement. Adjusted EBITDA represents EBITDA further adjusted to exclude unusual items and other adjustments permitted in calculating covenant compliance under our senior secured credit agreement. We believe that the presentation of Adjusted EBITDA is appropriate to provide additional information to investors regarding our compliance with the financial covenants under our senior secured credit agreement.

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

Adjusted EBITDA does not represent net income (loss) or cash flow from operations as those terms are defined by GAAP and does not necessarily indicate whether cash flows will be sufficient to fund cash needs. While Adjusted EBITDA and similar measures are frequently used as measures of operations and the ability to meet debt service requirements, these terms are not necessarily comparable to other similarly titled captions of other companies due to the potential inconsistencies in the method of calculation. Adjusted EBITDA does not reflect the impact of earnings or charges resulting from matters that we may consider not to be indicative of our ongoing operations. In particular, the definition of Adjusted EBITDA in the over senior secured credit agreement allows us to add back certain non-cash, extraordinary, unusual or non-recurring charges that are deducted in calculating GAAP net income (loss). Our senior secured credit agreement requires that Adjusted EBITDA be calculated for the most recent four fiscal quarters. As a result, Adjusted EBITDA can be disproportionately affected by a particularly strong or weak quarter and may not be comparable to Adjusted EBITDA for any subsequent four-quarter period or any complete fiscal year.

The following is a reconciliation of net income (loss), which is a GAAP measure of our operating results, to Adjusted EBITDA as defined in our debt agreements.

	Predecessor			Successor
			Fiscal Year Ended January 31, 2007
	Fiscal Year Ended January 31,		For the Period From February 1, 2006 to March 9, 2006	For the Period From March 10, 2006 to January 31, 2007
	2005	2006
Net income (loss) (1)	$9,486	$35,267	$(34,716)	$(22,496)
Interest expense (income), net (3)	898	(1,563)	1,430	44,708
Income tax expense (benefit)	10,573	17,363	(8,335)	(19,659)
Depreciation and amortization expense (2)	27,160	32,013	3,457	78,583
Acquired in-process research and development	10,400	—	—	4,100

EBITDA	58,517	83,080	(38,164)	85,236
Deferred maintenance writedown (1)	16,675	2,430	77	12,408
Restructuring, acquisition and other charges	2,351	6,462	41,916	1,813

Adjusted EBITDA (1)	$77,543	$91,972	$3,829	$99,457

(1)	Net income (loss) for the periods presented includes the deferred maintenance write down associated with Serena’s acquisition of Merant in the first quarter of fiscal year 2005, the merger in the first quarter of fiscal year 2007, and the Pacific Edge acquisition in the third quarter of fiscal year 2007. This maintenance revenue is added back in calculating Adjusted EBITDA for purposes of the indenture governing the senior subordinated notes and the senior secured credit agreement.
(2)	Depreciation and amortization expense includes depreciation of fixed assets, amortization of leasehold improvements, amortization of acquired technologies and other intangible assets, and amortization of stock-based compensation.
(3)	Interest expense (income), net includes interest income, interest expense, the change in the fair value of derivative instruments and amortization of debt issuance costs.

Our covenant requirements and ratios for the fiscal year ended January 31, 2007 are as follows:

	Covenant requirement	Serena ratio
Senior secured credit agreement (1)

Minimum Adjusted EBITDA to consolidated interest expense ratio	1.40x	1.96x

Maximum consolidated total debt to Adjusted EBITDA ratio	7.50x	4.95x
Senior subordinated notes (2)

Minimum Adjusted EBITDA to fixed charges ratio required to incur additional debt pursuant to ratio provisions	2.00x	1.96x

(1)

Our senior secured credit agreement requires us to maintain a consolidated Adjusted EBITDA to consolidated interest expense ratio starting at a minimum of 1.35x for the one-quarter period ending July 31, 2006 and stepping up over time to 1.40x by the end of the fiscal year ending January 31, 2007, 1.60x by the end of the fiscal year ending January 31, 2008, 1.75x by the end of the fiscal year ending January 31, 2009 and 2.00x by the end of the fiscal year ending January 31, 2010. Consolidated interest expense is defined in the senior secured credit agreement as consolidated cash interest expense less cash interest income and is further adjusted for certain non-cash interest expenses and other items. Again beginning with the one-quarter period ending July 31, 2006, we are also required to maintain a consolidated total debt to consolidated Adjusted EBITDA ratio starting at a maximum of 7.75x and stepping down over time to 7.50x by the end of the fiscal year ending January 31, 2007, 6.75x by the end of the fiscal year ending January 31, 2008, 6.00x by the end of the fiscal year ending January 31, 2009, 5.50x by the end of the fiscal year ending January 31, 2010 and 5.00x by the end of the fiscal year ending January 31, 2011. Consolidated total debt is defined in the senior secured credit agreement as total debt other than certain indebtedness and is reduced by the amount of cash and cash equivalents on our balance sheet in excess of $5.0 million. As of

January 31, 2007, our consolidated total debt was $511.5 million, consisting of total debt other than certain indebtedness totaling $575.0 million, net of cash and cash equivalents in excess of $5.0 million totaling $63.5 million. Failure to satisfy these ratio requirements would constitute a default under the senior secured credit agreement. If our lenders failed to waive any such default, our repayment obligations under the senior secured credit agreement could be accelerated, which would also constitute a default under the indenture governing the senior subordinated notes.

(2)

Our ability to incur additional debt and make certain restricted payments under the indenture governing the senior subordinated notes, subject to specified exceptions, is tied to an Adjusted EBITDA to fixed charges ratio of at least 2.0x, except that we may incur certain debt and make certain restricted payments and certain permitted investments without regard to the ratio, such as our ability to incur up to an aggregate principal amount of $625.0 million under our senior secured credit agreement (inclusive of amounts outstanding under our senior secured credit agreement from time to time; as of January 31, 2007, we had $375.0 million outstanding under our term loan and available commitments of $75.0 million under our revolving credit facility), to acquire persons engaged in a similar business that become restricted subsidiaries and to make other investments equal to the greater of $25.0 million or 2% of our consolidated assets. Fixed charges is defined in the indenture governing the senior subordinated notes as consolidated interest expense less interest income, adjusted for acquisitions, and further adjusted for non-cash interest expense.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We have no foreign exchange contracts and historically have not used derivative financial instruments in our investment portfolio. Our financial instruments currently consist of cash and cash equivalents, short- and long-term investments, trade accounts receivable and accounts payable. We consider investments in highly liquid instruments purchased with a remaining maturity of 90 days or less to be cash equivalents. All of our cash equivalents and short and long-term investments principally consist of commercial paper and debt securities, and are classified as available-for-sale as of January 31, 2007.

Interest Rate Risk.    Historically, our exposure to market risk for changes in interest rates relates primarily to our short and long-term investments and short-term obligations.

As of January 31, 2007, we had $375.0 million of debt under our senior secured credit agreement. A 1% increase in these floating rates would increase annual interest expense by $3.75 million. We have had limited exposure to interest rate fluctuations historically. As a result we have not used interest rate hedging strategies in the past. However, given our increased exposure to volatility in floating rates after the acquisition transactions, we expect to evaluate hedging opportunities and may enter into hedging transactions in the future.

Under our senior secured credit agreement, we were required, within 90 days after the closing date, to fix the interest rate of at least 50% of the aggregate principal amount of indebtedness under our term loan through swaps, caps, collars, future or option contracts or similar agreements. We are also required to maintain this interest rate protection for a minimum of two years.

Consequently, in the second fiscal quarter ended July 31, 2006, we entered into an interest rate swap transaction to effectively convert the variable interest rate on a portion of the $400.0 million senior secured term loan to a fixed rate. The swap, which expires on April 10, 2010, is recorded on the balance sheet at fair value in accordance with SFAS 133. The swap has not been designated as a hedge, and accordingly, changes in the fair value of the derivative are recognized in the statement of operations. The notional amount of the swap is $250.0 million initially and amortizes down over time to $126.0 million at the time the swap transaction expires on April 10, 2010. Under the terms of the swap, we will pay an interest rate equal to the initial period LIBOR setting rate, set in arrears. In exchange, we will receive a fixed rate equal to 5.38%. In the current fiscal year ended January 31, 2007, we recorded $1.2 million related to the changes in the fair value of the derivative.

Foreign Exchange Risk.    Sales to foreign countries accounted for approximately 34% of the total sales for fiscal year 2007, as compared to 34% and 31% in fiscal years 2006 and 2005, respectively. Because we invoice certain of our foreign sales in currencies other than the United States dollar, predominantly the British pound sterling and euro, and do not hedge these transactions, fluctuations in exchange rates could adversely affect the translated results of operations of our foreign subsidiaries. Therefore, foreign exchange fluctuations could create a risk of significant balance sheet gains or losses on our consolidated financial statements. However, given our foreign subsidiaries’ net book values and net cash flows for the most recent fiscal year then ended, we do not believe that a hypothetical 10% fluctuation in foreign currency exchange rates would have a material impact on our financial position or results of operations.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS

Our financial statements required by this item are submitted as a separate section of this Form 10-K. See Item 14(a)1 for a listing of financial statements provided in the section titled, “FINANCIAL STATEMENTS.”

SUPPLEMENTARY DATA

The following tables (presented in thousands) set forth quarterly unaudited supplementary data for each of the years in the two-year period ended January 31, 2007. Historical results include the post-acquisition results of TeamShare from June 5, 2003, Merant from April 23, 2004, the RTM product from June 21, 2004, the business application planning technology acquisition from March 7, 2005, the merger from March 10, 2006, and Pacific Edge from October 20, 2006.

	Predecessor / Successor - Fiscal 2007 (1)
	Quarter Ended				Year Ended Jan. 31,
	Apr. 30,	Jul. 31,	Oct. 31,	Jan. 31,
Revenue	$54,875	$59,222	$64,660	$76,534	$255,291
Cost of revenue	18,201	20,826	20,666	26,315	86,008
Gross profit	36,674	38,396	43,994	50,219	169,283
Operating expenses	83,077	43,128	43,811	38,335	208,351
Operating (loss) income	(46,403)	(4,732)	183	11,884	(39,068)
(Loss) income before income taxes	(53,893)	(17,673)	(14,415)	775	(85,206)
Income tax benefit	(11,799)	(6,627)	(5,163)	(4,405)	(27,994)
Net (loss) income	(42,094)	(11,046)	(9,252)	5,180	(57,212)

	Predecessor - Fiscal 2006
	Quarter Ended				Year Ended Jan. 31,
	Apr. 30,	Jul. 31,	Oct. 31,	Jan. 31,
Revenue	$61,309	$59,405	$64,921	$70,137	$255,772
Cost of revenue	14,049	14,686	15,585	15,665	59,985
Gross profit	47,260	44,719	49,336	54,472	195,787
Operating expenses	34,293	32,425	35,373	42,629	144,720
Operating income	12,967	12,294	13,963	11,843	51,067
Income before income taxes	12,919	12,512	14,511	12,688	52,630
Income taxes	4,780	4,029	3,967	4,587	17,363
Net income	8,139	8,483	10,544	8,101	35,267

(1)

With respect to the first quarter ended April 30, 2006 of the fiscal year ended January 31, 2007, we have aggregated the Predecessor period from February 1, 2006 through March 9, 2006 and the Successor period from March 10, 2006 through April 30, 2007, without further adjustment. Upon the closing of the Merger on March 10, 2006, the surviving corporation borrowed $400.0 million under a new senior secured credit facility, and issued $200.0 million in principal amount of 10 3/8% senior subordinated notes due 2016. The Merger has been accounted for as an acquisition, using the purchase method of accounting, from the date of completion, March 10, 2006. This change has created many differences between reporting for Serena post-Merger, as successor, and Serena pre-Merger, as predecessor. The predecessor quarterly and annual supplementary financial data noted above for periods ending on or before March 10, 2006, generally will not be comparable to the successor quarterly and annual supplementary financial data for periods after that date. Under purchase accounting, Serena’s tangible assets and liabilities and intangible assets have been recorded at fair value which has resulted in a new carrying basis for those assets and liabilities. The Merger has resulted in Serena having an entirely new capital structure, which has resulted in significant differences between the predecessor’s and the successor’s equity.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, with the assistance of senior management personnel, have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of January 31, 2007. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual and quarterly reports filed under the Exchange Act. Based on this evaluation, and subject to the limitations described below, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of January 31, 2007, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for companies that were not required to file an annual report pursuant to section 13(a) or 15(d) of the Exchange Act for the prior fiscal year or had not filed an annual report with the Securities and Exchange Commission for the prior fiscal year.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended January 31, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls

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

ITEM 9B.     OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors are as follows:

Name	Age	Position
Executive Officers:
Jeremy Burton (1)	39	President, Chief Executive Officer and Director
Robert I. Pender, Jr.	49	Senior Vice President, Finance and Administration, Chief Financial Officer
Matthew DiMaria	45	Senior Vice President, Worldwide Marketing
Edward F. Malysz	47	Senior Vice President, General Counsel and Secretary
Michael R. Steinharter	47	Senior Vice President, Worldwide Field Operations
Carl Theobald	36	Senior Vice President, Research and Development

Non-Executive Directors:
David J. Roux	50	Chairman of the Board of Directors
John R. Joyce	53	Director
Hollie J. Moore	35	Director
Douglas D. Troxel	62	Director
Elizabeth Hackenson	46	Director

(1)	Mr. Burton commenced his duties as President, Chief Executive Officer on March 5, 2007.

Executive Officers

Jeremy Burton has served as our President, Chief Executive Officer since March 2007 and a director of our board of directors since April 2007. From May 2006 through March 2007, Mr. Burton served as the Group President, Enterprise Security and Data Management of Symantec Corporation. Prior to that, Mr. Burton was Senior Vice President, Enterprise Security and Data Management of Symantec from February 2006 to May 2006 and Senior Vice President, Data Management from July 2005 to February 2006. Mr. Burton joined Symantec through its acquisition of VERITAS Software Corporation. At VERITAS, Mr. Burton was Executive Vice President of the Data Management Group from July 2004 to February 2006 and Senior Vice President and Chief Marketing Officer from April 2002 to July 2004. From October 1995 to April 2002, Mr. Burton held senior management positions in marketing, product management and engineering at Oracle Corporation, an enterprise software company.

Robert I. Pender, Jr. has served as our Senior Vice President, Finance and Administration, Chief Financial Officer since December 1997. From December 1996 until August 1997, Mr. Pender was Vice President, Finance of Mosaix, Inc., a customer interaction software company. From April 1993 until December 1996, Mr. Pender served in a variety of positions, most recently as Chief Financial Officer, with ViewStar Corporation, a client/server workflow software company that was acquired by Mosaix, Inc. in December 1996.

Matthew DiMaria has served as our Senior Vice President, Worldwide Marketing, since December 2006 and Vice President, Marketing from February 2005 through February 2006. Mr. DiMaria was Senior Vice President of Marketing and Business Development for Everypath, a provider of mobile enterprise applications, from February 2001 to January 2005. From January 1998 to January 2001, Mr. DiMaria served as Vice President of Worldwide Marketing for Calico Commerce, a software provider. Mr. DiMaria also served as Vice President of Americas Marketing at Symantec Corporation from March 1995 to December 1997. Mr. DiMaria served in a variety of marketing and sales positions with Ingres Corporation and Applied Data Research between 1984 and 1995.

Edward Malysz has served as our Senior Vice President and General Counsel since April 2006. Mr. Malysz served as Vice President, Legal of Symantec Corporation, a security and storage software company, from July 2005 to April 2006. From April 2002 to July 2005, Mr. Malysz served in various legal roles at VERITAS Software Corporation, a storage software company, including Vice President, Corporate Legal Services. From June 1999 through October 2001, Mr. Malysz served in a variety of roles with E-Stamp Corporation, an Internet postage provider, including Vice President, General Counsel, Secretary and Acting Chief Financial Officer. From July 1993 to June 1999, Mr. Malysz held various legal positions with Silicon Graphics, Inc., a computer manufacturer. Prior to July 1993, Mr. Malysz was employed as a transactional lawyer and a certified public accountant.

Michael Steinharter has served as our Senior Vice President, Worldwide Field Operations since January 2006. From September, 2005 until June, 2006, Mr. Steinharter was President of Reuters Americas, a financial information services company. From June, 2003 until September, 2005, Mr. Steinharter served as Executive Vice President, Reuters Americas. From August through June, 2003, Mr. Steinharter held various technical, sales, services and general management positions at IBM Corporation.

Carl Theobald has served as our Senior Vice President, Research and Development since August 2004. From May 2002 to May 2004, Mr. Theobald was Vice President, Engineering for RubiconSoft, Inc., a demand management software company. From 1992 to 1994 and from 1997 to May 2002, Mr. Theobald served in a variety of roles at Oracle Corporation, most recently as Vice President of CRM Product Development. From 1994 to 1997, Mr. Theobald served in a variety of roles, most recently as Senior Development Manager, at Novasoft Inc., a document management and workflow software company.

Non-Executive Directors

David J. Roux is a Managing Director and co-founder of Silver Lake. Mr. Roux was formerly Chairman and CEO of Liberate Technologies, a software platform provider. He also worked previously at Oracle Corporation and Lotus Development. He began his technology career as a co-founder and CEO of Datext, Inc., the first commercial CD-ROM publishing company. Mr. Roux currently serves as a director on the boards of directors of Thomson S.A. and Symantec Corporation.

Elizabeth Hackenson is the Chief Information Officer for Alcatel Lucent, a telecommunications company. Prior to joining Alcatel Lucent in December 2006, Ms. Hackenson served as CIO for Lucent Technologies, a telecommunications company, since April 2006. From 2001 to 2006, Ms Hackenson served in various management positions at MCI, a telecommunications company, including Executive Vice President and Chief Information Officer. From 1997 to 2001, Ms. Hackenson served in various management positions with UUNET Technologies, an Internet service and technology provider. Prior to 1997, Ms. Hackenson served in various management positions with Concert Communications, EDS, Computech, TRW and Grumman & Sperry.

John R. Joyce is a Managing Director of Silver Lake. Prior to joining Silver Lake in July 2005, Mr. Joyce was the Senior Vice President and Group Executive of the IBM Global Services division. From 1999 through 2004, Mr. Joyce served as IBM’s Chief Financial Officer. Prior to 1999, Mr. Joyce was President of IBM Asia Pacific. Mr. Joyce also served as Vice President and Controller for IBM’s global operations. Mr. Joyce currently serves as a director on the board of directors of Gartner, Inc.

Hollie J. Moore is a Managing Director of Silver Lake. Prior to joining Silver Lake in 1999, Ms. Moore was a principal at Hellman & Friedman L.L.C., a private equity firm. Prior to Hellman & Friedman, Ms. Moore worked as an investment banker in the Mergers & Acquisitions Department at Morgan Stanley & Co.

Douglas D. Troxel is the founder of Serena and has served on our board of directors since April 1980. He has also served as our Chief Technology Officer from April 1997 until the completion of the Merger in March 2006. From June 1980 to April 1997, Mr. Troxel served as our President and Chief Executive Officer. Mr. Troxel

served as chairman of our board of directors from April 1980 until the completion of the Merger in March 2006. Mr. Troxel continues to serve as an employee of the company for purposes of providing technical services related to the support of our mainframe software products.

Board Composition and Governance

The composition of our board of directors is established by the terms of the stockholders agreement entered into by Spyglass Merger Corp., Silver Lake Partners and certain investors affiliated with Silver Lake Partners, referred to as the Silver Lake investors, and Mr. Troxel and certain investors affiliated with Mr. Troxel, referred to as the Troxel investors. Among other things, this stockholders agreement provides that, prior to any change of control event or initial public offering, our board of directors will be composed of the following persons:

•	our Chief Executive Officer,

•	Douglas D. Troxel and one other board member (currently Ms. Hackenson) designated by the Troxel investors and their permitted transferees, and

•	the remaining board members designated by affiliates of Silver Lake Partners, who are currently Messrs. Roux and Joyce and Ms. Moore.

In August 2006, Ms. Hackenson was designated by the Troxel investors to join our board of directors as an independent designee of the Troxel investors, and was nominated by our board of directors and elected by our shareholders as a director of our board of directors. Ms. Hackenson was designated by the Troxel investors and elected by our shareholders pursuant to the terms of the stockholder agreement. For a discussion regarding the stockholder agreement, see Item 13, “Certain Relationships and Related Transactions — Agreements Related to the Merger — Stockholders Agreement.”

The committees of our board of directors currently consist of an audit committee, a compensation committee and a nominating committee. The audit committee is comprised of Mr. Joyce (chairperson) and Ms. Moore. Our compensation committee is comprised of Mr. Roux (chairperson), Ms. Moore and Mr. Troxel. Our nominating committee is comprised of Mr. Troxel (chairperson), Mr. Roux and Ms. Hackenson.

Our board of directors has determined that Mr. Joyce qualifies as an “audit committee financial expert” within the meaning of regulations adopted by the Securities and Exchange Commission. Mr. Joyce is not an independent director because of his affiliation with Silver Lake Partners, which holds a 67.1% equity interest in our company.

In accordance with the charter of our nominating committee, to the extent consistent with the stockholders agreement, our nominating committee will identify, recommend and recruit qualified candidates to fill new positions on the board of directors and will conduct the appropriate and necessary inquiries into the backgrounds and qualifications of possible candidates.

We have adopted a Financial Code of Ethics that is applicable to our chief executive officer, chief financial officer, principal accounting officer (who is currently also our chief financial officer) and other senior officers of our finance department. The Financial Code of Ethics requires these persons to:

•	Act honestly and ethically.

•	Avoid any actual or apparent conflict of interest between personal and professional relationships.

•	Avoid any action that, in purpose or effect, attempts to coerce, manipulate, mislead or fraudulently influence Serena’s independent auditors.

•

Communicate information to management in a manner that ensures full, fair, accurate, timely and understandable disclosure in reports and documents that we file with, or submits to, the SEC and in other public communications.

•	Comply with the applicable rules and regulations of federal, state and local governments and regulatory agencies.

•

Promptly report to General Counsel or the Chairman of the audit committee of the board of directors any conflict of interest that may arise or any conduct, relationship or transaction that reasonably could be expected to give rise to a conflict of interest or violation of law.

•

Report any known violations of this policy to the General Counsel or the Chairman of the audit committee as promptly as practicable under the circumstances. Individuals may choose to report violations by contacting the General Counsel, sending an e-mail to the chair person of the audit committee or anonymously sending a communication to Serena Software, Inc., Attn: Audit Committee, c/o Corporate Secretary, 2755 Campus Drive, San Mateo CA 94403.

We have filed a copy of our Financial Code of Ethics as Exhibit 14.1 to this Annual Report on Form 10-K. A free copy of our Financial Code of Ethics may be obtained by directing your request to Serena Software, Inc., 2755 Campus Drive, San Mateo CA 94403 Attn: General Counsel and Secretary.

Director Compensation

In August 2006, our board of directors approved a cash and equity compensation program for directors who qualify as “independent” directors pursuant to Nasdaq Marketplace Rule 4200-1(a)(15). The cash compensation component of the program consists of an annual retainer of $35,000, payable in equal installments on a quarterly basis. The equity compensation component of the program consists of an initial stock option grant to acquire 40,000 shares of our common stock under our 2006 Stock Incentive Plan, to be granted as of the date of nomination to our board of directors, with an exercise price equal to the fair market value of the common stock on the date of grant and vesting over a four year period, and an annual stock option grant to acquire 10,000 shares of common stock under the Plan, granted on or about each anniversary of the date of nomination to our board of directors, with an exercise price equal to the fair market value of the common stock on the date of grant, vesting on the first anniversary of the date of grant.

In addition, we compensate Mr. Troxel for technical services that he occasionally provides to us in connection with the support of our mainframe software products. Mr. Troxel is paid $25,000 per year for these services. In addition, we reimburse Mr. Troxel for premiums associated with a separate life insurance policy.

ITEM 11.     EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This section discusses the principles underlying our executive compensation policies and decisions. It provides qualitative information regarding the manner in which compensation is earned by our executive officers and places in context the data presented in the tables below. In addition, we discuss the compensation paid or awarded during fiscal year 2007 to our former chief executive officer (principal executive officer) and our current chief financial officer (principal financial officer) and three other executive officers who were our most highly compensated executive officers in fiscal year 2007. We refer to these five executive officers as our “Named Executive Officers.” This section also discusses the compensation arrangements that we established for fiscal year 2008 for our executive officers, including our recently-hired President, Chief Executive Officer and Senior Vice President, Worldwide Field Operations.

On March 10, 2006, we were acquired by Silver Lake Partners through our merger with Spyglass Merger Corp. (the “Merger”). As a result of the Merger, we are now privately held and controlled by Silver Lake Partners and investors affiliated with Silver Lake Partners, referred to as the Silver Lake investors, and Mr. Troxel and certain investors affiliated with Mr. Troxel, referred to as the Troxel investors. For fiscal year 2007, the compensation for four of our Named Executives who were employed by us at the time of the Merger was negotiated and determined at the time of the Merger. For executive officers hired after the Merger, compensation was based on our historical compensation practices, competitive factors existing in the employment market, competitive compensation practices within the industry based on the recommendations of a professional recruiter and experiences of our non-executive directors, and individual negotiations with these executive officers.

Our executive compensation program is overseen and administered by the compensation committee of our board of directors. The compensation committee operates under a written charter adopted by our board of directors and has responsibility for discharging the responsibilities of the board of directors relating to the review of the compensation of our executive officers and making recommendations to the non-executive directors for approval. For fiscal year 2008, management presented cash and equity compensation recommendations to our compensation committee for its consideration. Our compensation committee reviewed these proposals and made recommendations to our non-executive directors for approval. Our compensation committee and the non-executive directors exercise their discretion in accepting, modifying or rejecting management’s recommendations regarding executive compensation.

Objectives of Our Compensation Program

Our executive compensation program is intended to meet three principal objectives:

•	to provide competitive compensation packages to attract and retain superior executive talent;

•	to reward successful performance by the executive and the company by linking a significant portion of compensation to our financial results; and

•	to align the interests of executive officers with those of our stockholders by providing long-term equity compensation and meaningful equity ownership.

To meet these objectives, our compensation program balances short-term and long-term goals and mixes fixed and at-risk compensation related to the overall financial performance of the company.

Our compensation program for senior executives, including the Named Executive Officers, is generally designed to reward the achievement of targeted financial goals. The compensation program is intended to reinforce the importance of performance and accountability at various operational levels, and a significant portion of total compensation is in both cash and stock-based compensation incentives that reward performance as measured against established goals, such EBITA. EBITA represents earnings before interest, taxes and amortization. Each element of our compensation program is reviewed individually and considered collectively with the other elements of our compensation program to ensure that it is consistent with the goals and objectives of both that particular element of compensation and our overall compensation program.

Elements of Our Executive Compensation Program

Overview

For both fiscal years 2007 and 2008, the principal elements of compensation for our executive officers included:

•	annual cash compensation consisting of base salary and performance-based incentive bonuses

•	long-term equity incentive compensation

•	health and welfare benefits

•	severance and/or change of control benefits

Annual Cash Compensation

For fiscal year 2007, the compensation for four of our Named Executive Officers who were employed by us at the time of the Merger was negotiated and determined at the time of the Merger. For executive officers hired after the Merger, compensation was based on our historical compensation practices, the experience and existing compensation arrangements of the executive officer, competitive factors existing in the employment market, competitive compensation practices within the industry based on the recommendations of a professional recruiter and experiences of our non-executive directors, and individual negotiations with these executive officers.

For fiscal year 2008, management developed recommendations for the compensation of our executive officers based on compensation survey data and a proxy analysis of peer companies. These recommendations were then reviewed by our compensation committee, which submitted its recommendations to the non-executive directors for approval. The compensation for our current chief executive officer was determined based on such survey data and proxy analysis, the experience and existing compensation arrangements of our chief executive officer, compensation practices within the industry based on the recommendations of a professional recruiter and experiences of our non-executive directors, and negotiations with our chief executive officer.

In assessing compensation for our executives, we use compensation survey data for a broad set of companies having a comparable business, size and complexity, and then compare the survey data to publicly available compensation data for a group of companies we consider to be our peer group. We believe that the compensation practices of these companies provides us with appropriate benchmarks because these companies provide technology products and services and compete with us for executives and other employees. The survey data is derived from the Radford Executive Benchmark Survey, and includes data relative to the overall software industry and certain industry segments defined by the survey company, including software companies with revenue less than $250 million, software companies with revenue greater than $250 million and software companies comprising our peer group. The peer group was selected by management based on companies that compete with us in the same markets that we sell our products, are within the software industry and of comparable size and complexity, or compete with us in recruiting executives and employees. The proxy analysis is based on companies comprising our peer group, excluding those companies for which public information is not available. Because the proxy analysis is limited to publicly available information and does not provide precise comparisons by position as offered by the more comprehensive survey data from Radford, we use the proxy analysis as a general benchmark to validate the results of the survey data. We then compare base salary and total cash compensation to survey data relative to the overall software industry and our peer group.

The following companies comprised our peer group for fiscal year 2008:

Aspect Software	Hyperion Solutions	QAD
BMC Software	Informatica	Quest Software
Borland Software	Internet Security Systems	Salesforce.com
CA Inc.	Macrovision	SPSS
Compuware	Mercury Interactive	Tibco Software
Epicor Software	NetIQ	Wind River Systems
Filenet	Progress Software

Our annual cash compensation for executive officers includes base salary and performance-based cash compensation. We generally target base salary at or slightly below (i.e., 5 to 15%) the 50th percentile based on survey data for the overall software industry and our peer group, and total cash compensation (assuming that 100% of the target performance-based incentive bonus is earned) slightly above the 50th percentile based on this survey data. In establishing the base salary and total cash compensation for each individual, we also consider the individual’s performance, achievement of management objectives and contributions to our overall business. We weight the cash compensation more heavily toward performance-based compensation and less toward base salary because we wish to pay for performance.

Our Executive Annual Incentive Plan is designed to reward our executives for the achievement of annual financial targets and management objectives. For fiscal year 2007, the executive officers were eligible to receive performance-based incentive bonuses with target payouts ranging from 40% to 100% of a participant’s annual base salary. The actual bonus amounts were subject to achievement of the following metrics: (a) with regard to all of our executive officers, achievement of targeted EBITA (earnings before interest, taxes and amortization); (b) with regard to our Senior Vice President, General Counsel, Senior Vice President, Research and Development, and Senior Vice President, Worldwide Marketing, achievement of management objectives applicable to the executive officer, such as achievement of budget targets for their respective functional areas and non-financial operational objectives established by our Chief Executive Officer; and (c) with regard to our Senior Vice President, Research and Development, and Senior Vice President, Worldwide Marketing, achievement of expense targets applicable to the executive officer’s functional area. The above metrics were used to align the performance of each executive officer with objectives related to the company and their respective functional areas.

The primary metric under each of the individual annual incentive plans is EBITA, which is weighted at 50% or more under each of the annual incentive plans. EBITA was selected as the most appropriate measure upon which to base the annual incentive because it is an important metric our management and investors use to evaluate the performance of the company. The plans require a minimum achievement of 85% of a quarterly or annual EBITA target that is established at the commencement of the measurement period in order to achieve a payout at 25% of the EBITA target bonus, 100% achievement of the EBITA target for a payout of 100% of the EBITA target bonus and 115% achievement of the EBITA target for a payout of 150% of the EBITA target bonus. The plan is not capped relative to achievement of the EBITA target. For fiscal year 2007, we achieved 98% of our EBITA target. The incentive bonuses were paid on an annual basis for our Chief Financial Officer, and on a quarterly basis for our other executive officers. Our former chief executive officer resigned in December 2006 and did not receive a performance-based incentive bonus.

For fiscal year 2008, our executive officers are eligible to receive performance-based incentive bonuses with target payouts ranging from 50% to 100% of a participant’s annual base salary based on similar metrics as were used in fiscal year 2007, including EBITA. The sole metric under the annual incentive plan for our Senior Vice President, Worldwide Field Operations is EBITA. The incentive bonuses will be paid on an annual basis for our Chief Executive Officer and Chief Financial Officer, and on a semi-annual basis for our other executive officers. Achievement of the annual EBITA target at 115% will result in a payout of 200% of the target bonus related to EBITA. The increase in the percentage payout at 115% achievement of the EBITA target was designed to encourage over-performance of our operating plan for fiscal year 2008. All other terms of the annual incentive plans for fiscal year 2008 are similar to those for fiscal year 2007.

Base salaries and performance-based incentive bonuses for the Named Executive Officers for fiscal year 2007 are shown in the Summary Compensation Table below.

Long-Term Equity Compensation

We intend for our option program to be the primary vehicle for offering long-term incentives and rewarding our executive officers, managers and key employees. Because of the direct relationship between the value of an option and the value of our stock, we believe that granting options is a method of motivating our executive officers to manage our company in a manner that is consistent with the interests of our company and our stockholders. We also regard our option program as a key retention tool. Retention is an important factor in our determination of the number of underlying shares to grant.

Following the completion of the Merger, we established a new stock incentive plan, the 2006 Stock Incentive Plan, which governs, among other things, the grant of options, restricted stock and other equity-based awards. Stock options granted under the plan are either “time-based options” that will vest and become exercisable over a four-year period or “performance-based options” that will vest and become exercisable based on the achievement of annual EBITA targets over a five-year period. For fiscal year 2007, the board of directors approved vesting of 10% of each performance-based option granted under the plan even though our financial performance was slightly below the applicable EBITA threshold target based, in part, upon overachievement of our operating plan for the fourth quarter of fiscal year 2007. For discussion regarding the 2006 Stock Incentive Plan and the type of options granted under the plan, see the section entitled “2006 Stock Incentive Plan.” Additional information regarding grants to the Named Executive Officers is included in the tables below.

Benefits

We offer a variety of health and welfare programs to all eligible employees, including the Named Executive Officers. The Named Executive Officers generally are eligible for the same benefit programs on the same basis as the rest of our employees, including medical and dental care coverage, life insurance coverage, short-and long-term disability and a 401(k) plan. We do not provide perquisites as part of our executive compensation program.

Employment Agreements and Severance and Change of Control Benefits

Employment Agreement with our Chief Executive Officer

We entered into an employment agreement with Mr. Burton dated February 11, 2007 for Mr. Burton to serve as our President, Chief Executive Officer. The employment agreement is for an indefinite term, and either Mr. Burton or the company may terminate his employment for any reason and at any time with or without cause or notice. The employment agreement provides for an annual base salary of $525,000. Mr. Burton will be eligible to receive an annual cash incentive bonus pursuant to our FY08 Executive Annual Incentive Plan, which is guaranteed at 100% for fiscal year 2008. Mr. Burton was also paid a signing bonus of $200,000 within two weeks of the commencement of his employment.

If Mr. Burton’s employment is terminated by us without cause or by Mr. Burton for good reason within the first 24 months of his employment with the company, Mr. Burton will be entitled to the following severance benefits: (1) continuation of his base salary for a period of 24 months following the termination of his employment, payable over such period in accordance with the company’s normal payroll practices, (2) payment of his annual target bonus over a two fiscal year period beginning with the fiscal year in which employment terminates, payable promptly following each such fiscal year, and (3) continuation of his health coverage for a period of 24 months. These severance benefits are contingent upon his execution of a release of claims and compliance with certain restrictive covenants, including non-competition and non-solicitation arrangements, covering the duration of the salary continuation period.

Mr. Burton was granted a stock option under our 2006 Stock Incentive Plan to purchase 2,500,000 shares of common stock of the company. The option consists of a time-based option covering 875,000 shares and a performance-based option covering 1,625,000 shares. For a discussion regarding the 2006 Stock Incentive Plan and the type of options granted under the plan, see the section entitled “2006 Stock Incentive Plan” below.

Mr. Burton entered into a change of control agreement with us effective as of April 10, 2007, the terms of which are discussed under “Change of Control Agreements” below.

Employment Agreement with our Chief Financial Officer

We entered into an employment agreement with Mr. Pender dated March 10, 2006 and effective as of the closing of the Merger. The employment agreement is for an indefinite term, and either Mr. Pender or the company may terminate his employment for any reason and at any time with our without cause or notice. The employment agreement provides for an annual base salary of $290,000 per annum, subject to periodic reviews and possible increases as determined by our board of directors. Mr. Pender will be provided the opportunity to earn cash performance bonuses based upon the achievement of quarterly or annual performance targets established by our board of directors.

Mr. Pender was granted a stock option under our 2006 Stock Incentive Plan to purchase 1,700,000 shares of common stock of the company. The option consists of a time-based option covering 595,000 shares and a performance-based option covering 1,105,000 shares. For a discussion regarding the 2006 Stock Incentive Plan and the type of options granted under the plan, see the section entitled “2006 Stock Incentive Plan” below.

If Mr. Pender is involuntarily terminated without cause or if he resigns for good reason, Mr. Pender will be entitled to the following severance benefits: (1) continuation of base salary for a period of 24 months following termination of employment, payable over such period in accordance with the company’s normal payroll practices; (2) continued health care coverage for a period of 24 months following termination of employment; and (3) six months of additional vesting credit for his time-based options. These severance benefits are contingent on Mr. Pender’s execution of a release of claims and compliance with certain restrictive covenants, including non-competition and non-solicitation arrangements, covering the duration of his salary continuation period.

Employment Agreements with our other Executive Officers

We entered into an employment agreement with Mr. Steinharter dated December 11, 2006 for Mr. Steinharter to serve as our Senior Vice President, Worldwide Field Operations. The employment agreement is for an indefinite term, and either Mr. Steinharter or the company may terminate his employment for any reason and at any time with our without cause or notice. The employment agreement provides for an annual base salary of $275,000. In addition, Mr. Steinharter will be eligible to receive an annual cash incentive bonus pursuant to our FY08 Executive Annual Incentive Plan, which is guaranteed at 100% for fiscal year 2008.

If Mr. Steinharter’s employment is terminated by us without cause or by Mr. Steinharter for good reason within the first 36 months of his employment with us, Mr. Steinharter will be entitled to receive as severance benefits the continuation of his base salary for a period of 18 months following the termination of his employment, payable over such period in accordance with the company’s normal payroll practices. These severance benefits are contingent upon Mr. Steinharter’s execution of a release of claims and compliance with certain restrictive covenants, including non-competition and non-solicitation arrangements covering the duration of the salary continuation period.

Mr. Steinharter was granted a stock option to purchase 750,000 shares of the company’s common stock under our 2006 Stock Incentive Plan. The option consists of a time-based option covering 300,000 shares and a performance-based option covering 450,000 shares. For a discussion regarding the 2006 Stock Incentive Plan and the type of options granted under the plan, see the section entitled “2006 Stock Incentive Plan” below. In addition, Mr. Steinharter purchased 50,000 shares of our common stock at $5.09 per share, which was the fair market value of our common stock on the purchase date, pursuant to the terms of his employment agreement.

Messrs. DiMaria, Malysz, Steinharter and Theobald each entered into a change of control agreement with us effective April 10, 2007, the terms of which are discussed under the section entitled “Change of Control Agreements” below.

Agreements with our Former Chief Executive Officer

Our employment of Mr. Woodward terminated upon his resignation as President and Chief Executive Officer on December 20, 2006. Pursuant to our separation agreement and general release with Mr. Woodward, Mr. Woodward granted a general release of claims to the company and its affiliates and we agreed to pay $250,000 to Mr. Woodward in installments over a six month period. We also agreed to repurchase vested rollover options that were held by Mr. Woodward on his termination date based on the terms of an existing management stockholders agreement, with payment of $6.1 million to be made six months and a day after his termination date and based on the difference between the fair market value of the company’s common stock on the date of his termination and the exercise price of the applicable stock options. All unvested options and restricted stock were surrendered by Mr. Woodward and cancelled by us without additional consideration. Mr. Woodward agreed to comply with certain restrictive covenants, including confidentiality, non-competition, non-solicitation and non-disparagement covenants. The duration of the non-competition and non-solicitation covenants is 24 months following the termination of Mr. Woodward’s employment with the company. The confidentiality and non-disparagement covenants are not limited in duration. The actual post-employment termination compensation payments to be made to Mr. Woodward are described in more detail in the Summary Compensation Table and in the section entitled “Potential Payments Upon Termination or Change of Control” below.

Mr. Woodward had previously entered into an employment agreement with us dated March 10, 2006 and effective as of the closing of the Merger. The employment agreement terminated as a result of Mr. Woodward’s resignation effective as of December 20, 2006. The employment agreement provided for an annual base salary of $400,000 per annum, subject to periodic reviews and possible increases as determined by our board directors or a committee of the board. Mr. Woodward was eligible to earn cash performance bonuses based upon the achievement of annual performance targets established by our board of directors. Mr. Woodward received a time-based option covering 988,750 shares and a performance-based option covering 1,836,250 shares under the 2006 Stock Incentive Plan. These options were not vested at the time of termination of Mr. Woodward’s employment and were cancelled by the company.

Restricted Stock Purchase Agreements

In connection with the closing of the Merger, we entered into restricted stock agreements, dated as of March 10, 2006, with each of Mr. Woodward and Mr. Pender. Pursuant to these agreements, Mr. Woodward was issued 604,800 shares of our common stock and Mr. Pender was issued 307,200 shares of our common stock. The awards vest in full on June 16, 2010, subject to the executive’s continued employment with us through that date. In addition, if the company is subject to a change of control while the executive remains an employee of the company, the remaining unvested shares will immediately vest in full. As a result of Mr. Woodward’s resignation in December 2006, all of his restricted stock was surrendered to the company and cancelled.

2006 Stock Incentive Plan

Following the completion of the merger, we established the 2006 Stock Incentive Plan, which governs, among other things, the grant of options, restricted stock bonuses, and other equity-based awards, covering shares of the company’s common stock to our employees (including officers), directors and consultants. Common stock of the company representing 12% of outstanding common stock on a fully diluted basis as of the date of the Merger (13,515,536 shares) is reserved for issuance under the plan. Each award under the plan will specify the applicable exercise or vesting period, the applicable exercise or purchase price, and such other terms and conditions as deemed appropriate. Stock options granted under the plan are either “time-based options” that will vest and become exercisable over a four-year period or “performance-based options” that will vest based on the achievement of EBITA targets over a period of five fiscal years. Performance-based options are available to vest based on the achievement of minimum and maximum EBITA targets during each fiscal year over a period of five fiscal years, with 10% vesting for the achievement of the minimum EBITA target and up to 20% vesting for the achievement of the maximum EBITA target for each such fiscal year. All options granted under the plan will expire not later than ten years from the date of grant, but generally will terminate earlier upon termination of employment. In the event of a sale of substantially all of the assets of the company, or a merger or acquisition of the company, the board of directors may provide that awards granted under the plan will be cashed out, continued, replaced with new awards that substantially preserve the terms of the original awards, or terminated, with acceleration of vesting of the original awards determined at the discretion of the board of directors. For a discussion regarding the acceleration of these options upon a change of control, see the section entitled “Change of Control Agreements” below.

Rollover Options

In connection with the Merger, various management participants were permitted to elect to continue some or all of their stock options that were held immediately prior to the Merger and had an exercise price of less than $24.00 per share. The number of shares subject to these “rollover” options was adjusted to be the number of shares equal to the product of (1) the difference between $24.00 and the exercise price of the option and (2) the quotient of the total number of shares of the company’s common stock subject to such option, divided by $3.75. The exercise price of these rollover options was adjusted to $1.25 per share. The rollover options are subject to terms of the original option agreements with the company, except that in the event of a change of control of the company, the treatment of the rollover options upon such transaction will be determined in accordance with the terms of the 2006 Stock Incentive Plan.

Change of Control Agreements

Messrs. Burton, DiMaria, Malysz, Steinharter and Theobald each entered into a change of control agreement with us effective April 10, 2007. Under the terms of these agreements, in the event of a change of control of the company, and the executive officer’s employment is involuntarily terminated without cause or if the executive officer resigns for good reason within 12 months after consummation of a change of control of the company, the executive officer will be entitled to receive the following severance benefits: (1) continuation of base salary for the severance period applicable to the executive officer as described below, payable over the severance period in accordance with the company’s normal payroll practices; (2) 100% of the executive officer’s target bonus for the applicable severance period, payable within 45 days following the applicable fiscal year(s); (3) a pro-rated amount of the executive officer’s target bonus based upon the number of days that have elapsed in the fiscal year as of the termination date, payable within 30 days following the executive officer’s termination date; and (3) payment of health coverage premiums for the applicable severance period. The applicable severance periods are two years for our President, Chief Executive Officer, one and one-half years for our Senior Vice President, Worldwide Field Operations, and one year for our other executive officers other than our Senior Vice President, Chief Financial Officer, from the date of termination. In order to receive these change of control benefits, the executive must execute a general release of claims in favor of the surviving company and its affiliates and comply with various restrictive covenants during the applicable severance period, including non-disparagement, non-compete and non-solicitation covenants. The duration of the non-competition, non-solicitation and non-disparagement covenants is 24 months following termination of employment. The confidentiality covenant is not limited in duration.

Pursuant to the terms of Mr. Pender’s employment agreement with us, in the event that Mr. Pender is involuntarily terminated without cause or if he resigns for good reason in the one-month period prior to, or the thirteen-month period following, a change of control of the company, Mr. Pender will be entitled to receive the following benefits: (1) continuation of his base salary for a period of 24 months following his termination date, payable over the salary continuation period in accordance with the company’s normal payroll practices; (2) continuation of his quarterly or annual target bonus, as the case may be, for a period of 24 months following his termination date, payable in accordance with the company’s normal payroll practices; (3)a pro-rated amount of his target bonus that he would have been entitled to receive for the quarter or year, as the case may be, in which such termination of employment occurs, payable at the time that the company would ordinarily have made such bonus payment; and (4) continued health care coverage for a period of 24 months following termination of employment. In order to receive these change of control benefits, Mr. Pender must execute a general release of claims in favor of the surviving company and its affiliates and comply with various restrictive covenants during the applicable severance period, including non-compete and non-solicitation covenants. The duration of the non-competition and non-solicitation covenants is 24 months following termination of employment. The confidentiality covenant is not limited in duration.

In addition, the option awards granted to the executive officers provide for acceleration of vesting of the options if a change of control occurs. Upon a change of control, all previously unvested time-based options will vest. Vesting of performance-based options will depend on the amount of consideration received by the Silver

Lake investors. If the Silver Lake investors receive consideration from the change of control event that is equal to or greater than three times their original cash investment in our company, then all previously unvested performance-based options will vest. If the Silver Lake investors receive consideration that is at least two times their original cash investment, then all performance-based options that previously failed to vest as a result of the failure to meet the performance vesting requirements will vest. These arrangements and potential post-employment termination compensation payments are described in the section entitled “Potential Payments upon Termination or Change of Control” below.

Accounting and Tax Implications

The accounting and tax treatment of particular forms of compensation do not materially affect our compensation committee’s decisions. However, we evaluate the effect of such accounting and tax treatment on an ongoing basis and will make appropriate modifications to compensation policies where appropriate.

Stock Ownership

We do not have a formal policy requiring stock ownership by management.

Stock Option Grant Practices

All grants of stock options under the 2006 Stock Incentive Plan have had an exercise price equal to the fair market value of our common stock on the date of grant. Because the company is a privately-held company and there is no market for our common stock, the fair market value of our common stock is determined by our compensation committee based on available information that is material to the value of our common stock, including the value of the company immediately prior to the merger, the principal amount of company’s indebtedness, the company’s actual and projected financial results, and fluctuations in the market value of publicly-traded companies in the software industry. In January 2007, we obtained an independent valuation of our common stock and expect to update the independent valuation on a semi-annual basis.

Our compensation committee approves stock option grants at either a regularly scheduled compensation committee meeting or by a unanimous written consent signed by all of the members of our compensation committee. All stock options are granted as of the date of the meeting or upon execution of the unanimous written consent. We generally grant stock options on a quarterly basis.

Compensation Committee Report

We have reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on our review and discussion with management, we have recommended to our board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

David J. Roux, Chairperson
Douglas D. Troxel
Hollie J. Moore

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards(1) ($)	Option Awards(2) ($)	Non-Equity Incentive Plan Compen- sation(3) ($)	Change in Pension Value and Nonqualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)		Total ($)
Executive Officers:
Robert I. Pender	2007	$290,000	—	$316,235	$1,662,589	$207,930	—	$7,410	(4)	$2,484,164
Senior Vice President — Finance and Administration, Chief Financial Officer
Matthew DiMaria	2007	$220,000	—	—	$421,549	$111,000	—	$7,302	(4)	$759,851
Senior Vice President — Worldwide Marketing
Edward Malysz (5)	2007	$210,833	—	—	$221,226	$81,196	—	$5,855	(4)	$519,110
Senior Vice President — General Counsel and Secretary
Carl Theobald	2007	$262,500	—	—	$733,495	$130,600	—	$7,071	(4)	$1,133,666
Senior Vice President — Research and Development
Former Executive Officers:
Mark Woodward	2007	$354,615	—	—	—	—	—	$320,968	(6)	$675,583
Former President —Chief Executive Officer
Michael Capellas (7)	2007	—	—	—	—	—	—	—		—
Former Acting President —Chief Executive Officer

(1)	The amounts in this column reflect the dollar amount of expense recognized for financial statement reporting purposes in fiscal year 2007 with respect to restricted stock awarded in fiscal year 2007 as well as prior years in accordance with FAS 123R. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. Assumptions used in the calculation of these amounts are included in Note 7 to the company’s Consolidated Financial Statements for the year ended January 31, 2007.
(2)	The amounts in this column reflect the dollar amount of expense recognized for financial statement reporting purposes in fiscal year 2007 with respect to stock options granted in fiscal year 2007 as well as prior years in accordance with FAS 123R. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. Assumptions used in the calculation of these amounts are included in Note 7 to the company’s Consolidated Financial Statements for the year ended January 31, 2007.
(3)	The amounts in this column reflect the cash awards earned under the 2007 Executive Annual Incentive Plan, which is discussed in more detail under “Elements of Our Executive Compensation Program — Annual Cash Compensation.”
(4)	The amounts include supplemental life insurance premiums and matching 401(k) plan contributions.
(5)	Mr. Malysz’s employment with the company commenced on April 10, 2006.
(6)	Mr. Woodward’s employment with the company terminated on December 20, 2006. The amount includes: (i) supplemental life insurance premiums and matching 401(k) savings plan contributions while he was employed by the company; (ii) severance of $250,000, payable in installments on regular payroll dates over a six month period; (iii) the estimated cost of COBRA coverage of $19,033 for a period of 12 months; and (iv) accrued vacation of $46,152 existing as of Mr. Woodward’s termination date. In addition, the company has agreed to pay Mr. Woodward $6,136,746, representing the call price payable to Mr. Woodward for his then-existing vested rollover options, with payment to be made six months and a day after his termination date, which are described in more detail in the Option Exercises and Stock Vested table below. For additional information regarding the separation agreement and general release with Mr. Woodward, see “Employment Agreements and Severance and Change of Control Benefits — Agreements with our Former Chief Executive Officer.”

(7)	Mr. Capellas was appointed as the company’s Acting President and Chief Executive Officer on December 20, 2006. Mr. Capellas remained a Senior Advisor to Silver Lake Partners and was compensated by Silver Lake Partners while acting as an executive officer of the company. Mr. Capellas received no compensation from the company for his services. Mr. Capellas resigned as Acting President and Chief Executive Office of the company effective as of March 5, 2007.

Grants of Plan-Based Awards in Fiscal Year 2007

Name	Grant Date	Potential Future Payouts Under Non-Equity Incentive Plan Awards (1)			Potential Future Payouts Under Equity Incentive Plan Awards (2)			All Other Stock Awards: Number of Shares of Stock or Units (#) (3)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Executive Officers:
Robert Pender	3/10/2006	—	—	—	—	—	—	307,200	—	—	$1,536,000
	3/27/2006	—	—	—	552,500	1,105,000	1,105,000	—	—	$5.00	$2,836,292
	3/27/2006	—	—	—	—	—	—	—	595,000	$5.00	$1,380,925
	8/26/2006	$72,500	$290,000	—	—	—	—	—	—	—	—
Matthew DiMaria	3/27/2006	—	—	—	125,000	250,000	250,000	—	—	$5.00	$641,695
	3/27/2006	—	—	—	—	—	—	—	175,000	$5.00	$406,155
	8/26/2006	$59,000	$110,000	—	—	—	—	—	—	—	—
Edward Malysz	5/17/2006	—	—	—	50,000	100,000	100,000	—	—	$5.00	$256,632
	5/17/2006	—	—	—	—	—	—	—	150,000	$5.00	$348,000
	8/26/2006	$49,400	$104,000	—	—	—	—	—	—	—	—
Carl Theobald	3/27/2006	—	—	—	243,750	487,500	487,500	—	—	$5.00	$1,251,305
	3/27/2006	—	—	—	—	—	—	—	262,500	$5.00	$609,232
	8/26/2006	$66,000	$142,500	—	—	—	—	—	—	—	—
Former Executive Officers:
Mark Woodward	3/10/2006	—	—	—	—	—	—	604,800	—	—	$3,024,000
	3/27/2006	—	—	—	918,125	1,836,250	1,836,250	—	—	$5.00	$4,713,250
	3/27/2006	—	—	—	—	—	—	—	988,750	$5.00	$2,294,772
	8/26/2006	$100,000	$400,000	—	—	—	—	—	—	—	—
Michael Capellas	—	—	—	—	—	—	—	—	—	—	—

(1)	The amounts in this column represent potential future payouts under the FY2007 Executive Annual Incentive Plan. The plan does not include maximum payouts with regard to bonuses based on achievement of EBITA. For a further discussion of the FY2007 Executive Annual Incentive Plan, see “Elements of Our Executive Compensation Program — Annual Cash Compensation.”
(2)	The amounts in this column represent the number of shares vesting under performance-based options granted under the 2006 Stock Incentive Plan. The Threshold column includes the number of shares under performance-based options that would vest if the minimum EBITA targets (but not more than the minimum EBITA targets) were achieved during each fiscal year over five fiscal years. The Target and Maximum columns include the number of shares under performance-based options that would vest if the maximum EBITA targets were achieved during each fiscal year over five fiscal years. For a further discussion of performance-based options, see “Employment Agreements and Severance and Change of Control Benefits — 2006 Stock Incentive Plan.”
(3)	The amounts in this column represent the number of shares of restricted stock granted to the executive officer in exchange for the contribution of unvested restricted stock held by the executive officer immediately prior to the Merger. For a further discussion of restricted stock, see “Employment Agreements and Severance and Change of Control Benefits — Restricted Stock Purchase Agreements.”

Outstanding Equity Awards at 2007 Fiscal Year-End

	Option Awards						Stock Awards
Name	Grant Date		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Executive Officers:
Robert Pender	5/9/2000	(1)	100,455	—	$1.25	5/9/2010	—	—	—	—
	3/1/2002	(1)	298,857	—	$1.25	3/1/2012	—	—	—	—
	8/14/2002	(1)	155,531	—	$1.25	8/14/2012	—	—	—	—
	2/19/2003	(1)	97,278	—	$1.25	2/19/2013	—	—	—	—
	2/24/2004	(1)	42,140	—	$1.25	2/24/2014	—	—	—	—
	5/19/2004	(1)	147,600	—	$1.25	5/19/2014	—	—	—	—
	2/24/2005	(1)	39,466	—	$1.25	2/24/2015	—	—	—	—
	3/10/2006	(2)	—	—	—	—	307,200	$1,563,648	—	—
	3/27/2006	(3)	110,500	994,500	$5.00	3/27/2016	—	—	—	—
	3/27/2006	(4)	—	595,000	$5.00	3/27/2016	—	—	—	—
Matthew DiMaria	2/24/2005	(1)	26,666	—	$1.25	2/24/2015	—	—	—	—
	3/27/2006	(3)	25,000	225,000	$5.00	3/27/2016	—	—	—	—
	3/27/2006	(4)	—	175,000	$5.00	3/27/2016	—	—	—	—
Edward Malysz	5/17/2006	(3)	10,000	90,000	$5.00	5/17/2016	—	—	—	—
	5/17/2006	(4)	—	150,000	$5.00	5/17/2016	—	—	—	—
Carl Theobald	8/18/2004	(1)	246,053	—	$1.25	8/18/2014	—	—	—	—
	2/24/2005	(1)	3,947	—	$1.25	2/24/2015	—	—	—	—
	3/27/2006	(3)	48,750	438,750	$5.00	3/27/2016	—	—	—	—
	3/27/2006	(4)	—	262,500	$5.00	3/27/2016	—	—	—	—
Former Executive Officers:
Mark Woodward (5)	—		—	—	—	—	—	—	—	—
Michael Capellas	—		—	—	—	—	—	—	—	—

(1)	Rollover options were fully vested as of March 10, 2007 in connection with the Merger. Rollover options represent stock options of the company existing immediately prior to the Merger which were converted into stock options to acquire common stock of the company immediately following the Merger. For a further discussion regarding rollover options, see the section entitled “Employment Agreements and Severance and Change of Control Benefits — Rollover Options.”
(2)	Restricted stock grants fully vest on June 16, 2010, subject to continued employment with the company. For a further discussion regarding restricted stock, see the section entitled “Employment Agreements and Severance and Change of Control Benefits — Restricted Stock Purchase Agreements.”
(3)	Performance-based options vest upon the attainment of certain annual or cumulative earnings targets of the company during the five-year period beginning February 1, 2006. For a further discussion regarding performance-based options, see the section entitled “Employment Agreements and Severance and Change of Control Benefits — 2006 Stock Incentive Plan.”
(4)

Time-based stock options vest over four years with 25% vesting on the first anniversary of date of grant and 1/48th vesting each month thereafter. For a further discussion regarding time-based options, see the section entitled “Employment Agreements and Severance and Change of Control Benefits — 2006 Stock Incentive Plan.”

(5)	Mr. Woodward’s options were purchased by the company effective as of December 20, 2006 pursuant to the terms of the Separation Agreement and General Release dated December 20, 2006, with payment to be made six months and a day after Mr. Woodward’s termination date. For a further discussion, see Employment Agreements and Severance and Change of Control Benefits — Agreements with Former Chief Executive Officer.”

Option Exercises and Stock Vested

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (1)	Value Realized on Exercise (2)	Number of Shares Acquired on Vesting (3)	Value Realized on Vesting (4)
Executive Officers:
Robert I. Pender	142,045	$923,293	96,000	$2,304,000
Matthew DiMaria	32,432	$47,999	—	—
Edward Malysz	—	—	—	—
Carl Theobald	68,206	$589,300	—	—
Former Executive Officers:
Mark Woodward (5)	73,700	$109,076	189,000	$4,536,000
Michael Capellas	—	—	—	—

(1)	This column represents the number of shares underlying options to acquire shares of the company that were exercised immediately prior to the Merger. For purposes of the table, share amounts are based on the capitalization of the company immediately prior to the Merger and have not been converted to reflect the current capitalization of the company.
(2)	This column represents the number of shares underlying options that were exercised immediately prior to the Merger, multiplied by the spread price between the Merger consideration of $24.00 per share and the exercise price of the applicable options.
(3)	This column represents the number of shares of restricted stock of the company that vested immediately prior to the Merger. For purposes of the table, share amounts are based on the capitalization of the company immediately prior to the Merger and have not been converted to reflect the current capitalization of the company.
(4)	This column represents the number of shares of restricted stock that vested immediately prior to the Merger, multiplied by the Merger consideration of $24.00 per share.
(5)	Pursuant to the terms of the Severance Agreement and General Release dated December 20, 2006, the company agreed to pay Mr. Woodward an amount equal to $6,136,746, which represents the call price for his then-existing vested rollover options to acquire 1,598,111 shares of the company’s common stock, based on the difference between the exercise price of $1.25 per share and the fair market value of the company’s common stock of $5.09 per share on the date of his termination, with payment to be made six months and a day after his termination date. The purchase of these options was based on the terms of the Management Stockholders Agreement dated March 10, 2006, as described in “Certain Relationships and Related Transactions — Agreements Related to the Merger — Management Agreements.”

Employment and Change of Control Agreements

As discussed above, we entered into definitive employment or change of control agreements with each of the Named Executive Officers. The terms of these agreements are described above under “Employment Agreements and Severance and Change of Control Benefits — Change of Control Agreements.”

Potential Payments Upon Termination or Change of Control

The tables below reflect the amount of potential payments to each of the Named Executive Officers, other than Mr. Woodward, in the event of termination of employment of the Named Executive Officer. The amounts shown below assume that the termination was effective as of January 31, 2007, and include estimates of the amounts which would be paid to each executive officer upon his termination. The actual amount of any severance or change of control benefits to be paid out to a Named Executive Officer, other than Mr. Woodward, can only be determined at the time of the termination of employment of the Named Executive Officer. For Mr. Woodward, the amounts shown below reflect the actual amounts paid or to be paid by us in connection with the termination of his employment with the company, except for the estimated cost of COBRA coverage. For a discussion regarding these severance and change of control benefits, see “Employment Agreements and Severance and Change of Control Benefits — Employment Agreement with our Chief Financial Officer,” “— Employment Agreements with our Other Executive Officers,” “— Agreements with our Former Chief Executive Officer,” and “— Change of Control Agreements.”

Robert Pender

Executive Benefits and Payments Upon Termination	Without Cause or For Good Reason	For Cause or Without Good Reason	Change of Control or Sale of Business
Compensation:
Base Salary (1)	$580,000		$580,000
Target Incentive Bonus (2)			$580,000
Stock Options (3)	$17,850		$1,706,703
Benefits:
Health Benefits (4)	$35,682		$35,682
Accrued Vacation Pay (5)	$33,460	$33,460	$33,460
Total:	$666,992	$33,460	$2,935,845

(1)	Represents the executive officer’s base salary for a period of 24 months.
(2)	Represents the executive officer’s target bonus for a period of 24 months and assumes the change of control occurred on the first day of the applicable fiscal period.
(3)	For a termination without cause or for good reason, represents the difference between the exercise price of $5.00 per share and the fair market value of the company’s common stock of $5.09 per share as of January 31, 2007, and six months’ of vesting of unvested options existing as of January 31, 2007. For a termination related to a change of control, represents (i) for options, the difference between the exercise price of $5.00 per share and the fair market value of the company’s common stock of $5.09 per share as of January 31, 2007, and accelerated vesting of all unvested options existing as of January 31, 2007, and (ii) for restricted stock, the fair market value of the company’s common stock of $5.09 per share as of January 31, 2007. For additional information regarding partial and full acceleration of vesting upon a change of control, see “Employment Agreements and Severance and Change of Control Benefits — Change of Control Agreements.”
(4)	Represents the estimated cost of COBRA coverage for the executive officer’s current health benefits for a period of 24 months.
(5)	Represents accrued vacation existing as of January 31, 2007.

Matthew DiMaria

Executive Benefits and Payments Upon Termination	Without Cause or For Good Reason	For Cause or Without Good Reason	Change of Control or Sale of Business
Compensation:
Base Salary (1)	—	—	$220,000
Target Incentive Bonus (2)	—	—	$110,000
Stock Options (3)	—	—	$36,000
Benefits:
Health Benefits (4)	—	—	$18,660
Accrued Vacation Pay (5)	$(3,385)	$(3,385)	$(3,385)
Total:	$(3,385)	$(3,385)	$381,275

(1)	Represents the executive officer’s base salary for a period of 12 months.
(2)	Represents the executive officer’s target bonus for a period of 12 months and assumes the change of control occurred on the first day of a fiscal year.
(3)	Represents the difference between the exercise price of $5.00 per share and the fair market value of the company’s common stock of $5.09 per share as of January 31, 2007, and accelerated vesting of all unvested options existing as of January 31, 2007. For additional information regarding partial and full acceleration of vesting upon a change of control, see “Employment Agreements and Severance and Change of Control Benefits — Change of Control Agreements.”
(4)	Represents the estimated cost of COBRA coverage for the executive officer’s current health benefits for a period of 12 months.
(5)	Represents accrued vacation existing as of January 31, 2007.

Edward Malysz

Executive Benefits and Payments Upon Termination	Without Cause or For Good Reason	For Cause or Without Good Reason	Change of Control or Sale of Business (1)
Compensation:
Base Salary	—	—	$260,000
Target Incentive Bonus (2)	—	—	$104,000
Stock Options (3)	—		$21,600
Benefits:
Health Benefits (4)	—	—	$18,660
Accrued Vacation Pay (5)	$8,500	$8,500	$8,500
Total:	$8,500	$8,500	$412,760

(1)	Represents the executive officer’s base salary for a period of 12 months.
(2)	Represents the executive officer’s target bonus for a period of 12 months and assumes the change of control occurred on the first day of a fiscal year.
(3)	Represents the difference between the exercise price of $5.00 per share and the fair market value of the company’s common stock of $5.09 per share as of January 31, 2007, and accelerated vesting of all unvested options existing as of January 31, 2007. For additional information regarding partial and full acceleration of vesting upon a change of control, see “Employment Agreements and Severance and Change of Control Benefits — Change of Control Agreements.”
(4)	Represents the estimated cost of COBRA coverage for the executive officer’s current health benefits for a period of 12 months.
(5)	Represents accrued vacation existing as of January 31, 2007.

Carl Theobald

Executive Benefits and Payments Upon Termination	Without Cause or For Good Reason	For Cause or Without Good Reason	Change of Control or Sale of Business (1)
Compensation:
Base Salary	—	—	$285,000
Target Incentive Bonus (2)	—	—	$142,500
Stock Options (3)	—	—	$63,112
Benefits:
Health Benefits (4)	—	—	$18,660
Accrued Vacation Pay (5)	$19,045	$19,045	$19,045
Total:	$19,045	$19,045	$465,205

(1)	Represents the executive officer’s base salary for a period of 12 months.
(2)	Represents the executive officer’s target bonus for a period of 12 months and assumes the change of control occurred on the first day of a fiscal year.
(3)	Represents the difference between the exercise price of $5.00 per share and the fair market value of the company’s common stock of $5.09 per share as of January 31, 2007, and accelerated vesting of all unvested options existing as of January 31, 2007. For additional information regarding partial and full acceleration of vesting upon a change of control, see “Employment Agreements and Severance and Change of Control Benefits — Change of Control Agreements.”
(4)	Represents the estimated cost of COBRA coverage for the executive officer’s current health benefits for a period of 12 months.
(5)	Represents accrued vacation existing as of January 31, 2007.

Mark Woodward

Executive Benefits and Payments Upon Termination
Severance (1)	$250,000
Stock Options (2)	—
Accrued Vacation Pay (3)	$46,152
Health Benefits (4)	$19,032
Total:	$315,184

(1)	Represents the actual amount of severance payable to Mr. Woodward over a six month period following the termination of his employment with the company.

(2)	Pursuant to the Severance Agreement and General Release dated December 20, 2006, the company agreed to pay Mr. Woodward an amount equal to $6,136,746, which represents the call price for his then-existing vested rollover options to acquire 1,598,111 shares of the company’s common stock, based on the difference between the exercise price of $1.25 per share and the fair market value of the company’s common stock of $5.09 per share on his termination date, with payment to be made six months and a day after his termination date. The agreement to purchase these options was based on the terms of the Management Stockholders Agreement dated March 10, 2006, as described in the section entitled “Certain Relationships and Related Transactions — Agreements Related to the Merger — Management Agreements.” The termination of Mr. Woodward’s employment with the company did not result in accelerated vesting of any options or restricted stock held by Mr. Woodward.
(3)	Represents the actual amount of accrued vacation paid to Mr. Woodward upon termination of his employment with the company.
(4)	Represents the estimated cost of COBRA coverage for a period of 12 months following the termination of Mr. Woodward’s employment with the company.

Director Compensation

Following the Merger, none of our directors other than Ms. Hackenson received any compensation for services as a director. Mr. Troxel received compensation as an employee for occasionally providing technical services related to the support of our mainframe software products. The following table contains compensation received by these director during the fiscal year ended January 31, 2007. For a discussion regarding director compensation, see Item 10, “Director Compensation” above.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards (1) ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Directors:
Elizabeth Hackenson	$17,500	—	$22,984	—	—	—	$40,484
Douglas Troxel (2)	$25,000	—	—	—	—	$22,473	$47,473
Former Directors: (3)
Carl Bass	$6,250	—	—	—	—	—	$6,250
J. Hallam Dawson	$7,500	—	—	—	—	—	$7,500
David G. DeWalt	$7,500	—	—	—	—	—	$7,500
Gregory J. Owens	$7,500	—	—	—	—	—	$7,500

(1)	On August 16, 2006, Ms. Hackenson was granted a time-based option for 40,000 shares at an exercise price of $5.00 per share. The option expires ten years from the date of grant and vests over four years, as follows: 25% will vest on first anniversary of the date of grant and 1/48th each month thereafter. The amount in this column reflects the dollar amount of expense recognized for financial statement reporting purposes in fiscal year 2007 with respect to restricted stock awarded in fiscal year 2007 as well as prior years in accordance with FAS 123R. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. Assumptions used in the calculation of these amounts are included in Note 7 to the company’s Consolidated Financial Statements for the year ended January 31, 2007. The time-based option described above represents the aggregate amount of outstanding option awards to Ms. Hackenson as of January 31, 2007.
(2)	Mr. Troxel received compensation of $25,000, health benefits and a matching 401(k) savings plan contribution, and reimbursement of life insurance premiums in the amount of $18,950. Mr. Troxel did not receive compensation for his services as a director.
(3)	Messrs. Bass, Dawson, DeWalt and Owens resigned as directors of the company effective upon the closing of the Merger. Under the company’s prior director compensation program, each non-employee director who did not chair a committee was entitled to receive an annual cash retainer of $25,000, paid quarterly, and each non-employee director who chaired a committee was entitled to receive an annual cash retainer of $30,000, paid quarterly.

Compensation Committee Interlocks and Insider Participation

Our compensation committee is comprised of Mr. Roux, Ms. Moore and Mr. Troxel, who were each appointed to the compensation committee in May 2006. Prior to the Merger, the compensation committee consisted of former directors J. Hallam Dawson, Gregory J. Owens and Carl Bass. Mr. Troxel served as our Chief Technology Officer until the completion of the Merger in March 2006, and continues to provide technical services related to the support of our mainframe software products. No interlocking relationship exists between any member of our compensation committee and any member of any other company’s board of directors or compensation committee.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table contains information as of January 31, 2007 with respect to equity compensation plans under which shares of the company’s common stock are authorized for issuance.

	(A)	(B)	(C)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(1)	Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (excluding Securities Reflected in Column (A))
Equity compensation plans approved by security holders	10,855,267	$4.20	5,008,687
Equity compensation plans not approved by security holders	—	—	—
Total	10,855,267		5,008,687

(1)	At the time of the Merger, certain management participants elected to rollover options to acquire 3,946,529 shares under equity compensation plans that were in effect immediately prior to the Merger. The Company will not make future grants or awards under these earlier plans. The number of shares to be issued upon the exercise of rollover options outstanding as of January 31, 2007 and the weighted average exercise price of these rollover options is included in Columns A and B. For additional information regarding rollover options, see Item 11, “Employment Agreements and Severance and Change of Control Benefits — Rollover Options.”

Beneficial Ownership

The table below sets forth information regarding the estimated beneficial ownership of the shares of common stock of Serena Software, Inc. as of April 15, 2007. The table sets forth the number of shares beneficially owned, and the percentage ownership, for:

•	each person that beneficially owns 5% or more of our common stock;

•	each of our directors;

•	each of our Named Executive Officers; and

•	all of the directors and executive officers of the company as a group.

Following the Merger, all of our issued and outstanding capital stock is held by the Silver Lake investors, the Troxel investors and certain management participants. All members of our board of directors who are affiliated with Silver Lake may be deemed to beneficially own shares owned by the investment funds affiliated with Silver Lake. Each such individual disclaims beneficial ownership of any such shares in which such individual does not have a pecuniary interest.

Following the Merger, the Silver Lake funds (as defined in footnote (2) to the table below) are able to control all actions by our board of directors by virtue of their being able to appoint a majority of our directors, their rights under the stockholders agreement and their beneficial ownership of the only authorized and outstanding share of series A preferred stock to be issued in connection with the merger. See Item 13, “Certain Relationships and Related Transactions — Agreements Related to the Merger.”

Silver Lake Partners II, L.P., one of the Silver Lake funds, holds one share of series A preferred stock, which ranks senior to the issuer’s common stock as to rights of payment upon liquidation, and which is the only outstanding share of series A preferred stock of the surviving corporation following the completion of the merger. The share of series A preferred stock is not entitled to receive or participate in any dividends. The holder of the series A preferred stock, voting as a separate class, has the right to elect one director of the issuer and the surviving corporation, and the director designated by the holder of the series A preferred stock is entitled at any meeting of the board of directors to exercise one vote more than all votes entitled to be cast by all other directors at such time.

Except as otherwise noted below, the address for each person listed on the table is c/o Serena Software, Inc., 2755 Campus Drive, 3rd Floor, San Mateo, California 94403. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws.

Beneficial ownership is determined in accordance with the rules that generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares subject to options held by that person that were exercisable as of April 15, 2007 or will become exercisable within 60 days after such date are deemed outstanding, although the shares are not deemed outstanding for purposes of computing percentage ownership of any other person.

	Shares of Common Stock Beneficially Owned (1)
Name of Beneficial Owner	Number	Percent
Silver Lake funds (2)	66,100,000	67.1%
Douglas D. Troxel (3) (director and former executive officer)	30,825,780	31.3%
Elizabeth Hackenson (director)	—	*
John R. Joyce (4) (director)	66,100,000	67.1%
Hollie J. Moore (5) (director)	66,100,000	67.1%
David J. Roux (6) (director)	66,100,000	67.1%
Matthew DiMaria (7) (executive officer)	106,353	*
Edward Malysz (8) (executive officer)	37,500	*
Robert I. Pender, Jr. (9) (executive officer)	1,484,964	1.5%
Carl Theobald (10) (executive officer)	380,781	*
Mark E. Woodward (11) (former director and former executive officer)	—	—
Michael Capellas (former executive officer)	—	—
All directors and executive officers as a group (eleven persons)	98,715,678	98.5%

*	less than 1.0%
(1)	Percentage ownership is based on 98,560,022 shares of common stock outstanding as of April 15, 2007, including 307,200 shares of restricted stock.
(2)	Includes (i) 52,441,064 shares of common stock owned by Silver Lake Partners II, L.P. (“SLP II”), (ii) 158,936 shares of common stock held by Silver Lake Technology Investors II, L.P. (“SLTI II”) and (iii) 13,500,000 shares of common stock held by Serena Co-Invest Partners, L.P. (“Serena Co-Invest” and, together with SLP II and SLTI II, the “Silver Lake funds”). SLP II is also the holder of the sole outstanding share of series A preferred stock, which has preferential voting and liquidation rights, as discussed above. Silver Lake Technology Associates II, L.L.C. (“SLTA II”) is the general partner of each of the Silver Lake funds. The address for each of the entities listed in this footnote is c/o Silver Lake Partners, 2775 Sand Hill Road, Suite 100, Menlo Park, California 94025.
(3)	Includes (i) 30,005,780 shares of common stock held by Mr. Troxel as trustee of the Douglas D. Troxel Living Trust and (ii) 820,000 shares of common stock held by Mr. Troxel as trustee of the Change Happens Foundation. Mr. Troxel has shared power to vote and dispose of the Change Happens Foundation shares. The address for each of the entities listed in this footnote is c/o Serena Software, Inc., 2755 Campus Drive, 3rd Floor, San Mateo, California 94403.
(4)	Mr. Joyce is a managing member of SLTA II. Amounts disclosed for Mr. Joyce are also included above in the amounts disclosed in the table next to “Silver Lake funds.” Mr. Joyce disclaims beneficial ownership in any shares owned directly or indirectly by the Silver Lake funds, except to the extent of any indirect pecuniary interest therein.
(5)	Ms. Moore is a senior officer of SLTA II. Amounts disclosed for Ms. Moore are also included above in the amounts disclosed in the table next to “Silver Lake funds.” Ms. Moore disclaims beneficial ownership in any shares owned directly or indirectly by the Silver Lake funds, except to the extent of any indirect pecuniary interest therein.
(6)	Mr. Roux is a managing member of SLTA II. Amounts disclosed for Mr. Roux are also included above in the amounts disclosed in the table next to “Silver Lake funds.” Mr. Roux disclaims beneficial ownership in any shares owned directly or indirectly by the Silver Lake funds, except to the extent of any indirect pecuniary interest therein.

(7)	Includes 106,353 shares of common stock issuable pursuant to options that are exercisable or that will become exercisable within 60 days after April 15, 2007.
(8)	Includes 37,500 shares of common stock issuable pursuant to options that are exercisable or that will become exercisable within 60 days after April 15, 2007.
(9)	Includes 1,177,764 shares of common stock issuable pursuant to options that are exercisable or that will become exercisable within 60 days after April 15, 2007, and 307,200 shares of restricted stock.
(10)	Includes 380,781 shares of common stock issuable pursuant to options that are exercisable or that will become exercisable within 60 days after April 15, 2007.
(11)	Pursuant to the terms of the Separation Agreement and General Release dated December 20, 2006 between Mr. Woodward and the company, all vested rollover options held by Mr. Woodard were purchased by the company, with payment to be made six months and a day after his termination date, and all unvested options and restricted stock held by Mr. Woodward were cancelled, effective as of December 20, 2006.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Policies and Procedures for Review and Approval of Related Party Transactions

Our board of directors has adopted a policy and related procedures for the review, approval and ratification of transactions with related persons. The policy requires our audit committee to review and approve or ratify any transaction with a related person, as such term is defined in the instructions to Regulation S-K, Item 404(a), where the company is a party or participant, the amount involved is greater than $120,000, and a related person has a direct or indirect material interest. Management is responsible for maintaining and communicating a list of related persons to key employees with responsibility over transactions, and these employees are required to report potential related party transactions to our General Counsel for preliminary review. If our General Counsel determines that the transaction is a related party transaction requiring review by our audit committee, the General Counsel will report the details of the transaction to our audit committee for review and approval. Our audit committee will also review at each regularly scheduled meeting a report prepared by management which identifies all transactions with related persons during the most recent fiscal quarter.

Certain Relationships and Related Transactions

Since February 1, 2003, there has not been, nor is there currently planned, any transaction or series of similar transactions to which we were or are a party in which the amount involved exceeds $120,000 and in which any director, executive officer or holder of more than 5% of our capital stock or any member of such persons’ immediate families had or will have a direct or indirect material interest, other than agreements and transactions which are described under “Compensation Discussion and Analysis — Employment Agreements and Severance and Change of Control Benefits” and the transactions described below.

Agreements Related to the Merger

Spyglass Merger Corp. entered into several related party agreements in contemplation of the merger, to which the company succeeded by operation of law as a result of the merger.

Contribution and Voting Agreement

In connection with the merger, the Silver Lake investors, Douglas D. Troxel and the Douglas D. Troxel Living Trust, which is referred to as the “Troxel Trust,” entered into a contribution and voting agreement, dated as of November 11, 2005, as amended and restated as of March 9, 2006, pursuant to which the parties to the agreement agreed to make contributions to Spyglass immediately prior to the completion of the merger. In connection with the closing of the merger, the Troxel investors contributed 7,518,483 shares of the company’s common stock to the issuer in exchange for 30,825,780 shares of issuer common stock, which shares were converted at the time of the merger into 30,825,780 shares, or 30.4%, of the outstanding common stock of the surviving corporation. The shares of the company’s common stock contributed by the Troxel investors to

Spyglass Merger Corp. were valued at $20.50 per share for the purpose of the contribution. Also pursuant to the contribution and voting agreement, the Silver Lake investors contributed an aggregate of $335.5 million of cash to the issuer in exchange for shares of issuer common stock and one share of series A preferred stock, which is held by Silver Lake Partners II, L.P. Each share of issuer common stock held by the Silver Lake investors was converted at the time of the merger into one share of common stock of the surviving corporation.

The one share of series A preferred stock, which ranks senior to the issuer’s common stock as to rights of payment upon liquidation, is the only outstanding share of series A preferred stock of the surviving corporation following the completion of the merger. The share of series A preferred stock is not entitled to receive or participate in any dividends. The holder of the series A preferred stock, voting as a separate class, has the right to elect one director of the issuer and the surviving corporation, and the director designated by the holder of the series A preferred stock is entitled at any meeting of the board of directors to exercise one vote more than all votes entitled to be cast by all other directors at such time.

The surviving corporation will be required to redeem the series A preferred stock for $1.00 upon the earliest of the following to occur:

•

the Silver Lake investors and their affiliates, in the aggregate, no longer hold at least 20% of our outstanding share equivalents (which are shares of common stock and the number of shares of common stock issuable, without payment to us of additional consideration, upon exercise, conversion or exchange of any other security);

•

the Silver Lake investors and their affiliates, in the aggregate, no longer beneficially own a number of outstanding share equivalents that is at least 20% more than the number of the outstanding share equivalents that the Troxel investors and their permitted transferees, in the aggregate, beneficially own; or

•	the consummation of an underwritten public offering of our common stock registered under the Securities Act.

Stockholders Agreement

In connection with the closing of the merger, Spyglass, the Silver Lake investors, Mr. Troxel and the Troxel investors entered into a stockholders agreement that contains the following provisions:

Board of Directors.    The stockholders agreement requires that, until the earlier of a control event, which is defined below, or an initial public offering of shares of our common stock, the parties that beneficially own shares of our common stock will vote those shares to elect a board of directors having a specified composition. A “control event” means either (1) the Silver Lake investors and their affiliates no longer hold in the aggregate at least 20% of the outstanding share equivalents of the company, or (2) the Silver Lake investors and their affiliates, in the aggregate, no longer beneficially own a number of outstanding share equivalents that is at least 20% more than the number of the outstanding share equivalents that the Troxel investors and their permitted transferees, in the aggregate, beneficially own. The stockholders agreement defines “share equivalents” as shares of the company’s common stock and the number of shares of the company common stock issuable, without payment to us of additional consideration, upon the exercise, conversion or exchange of any other security.

Pursuant to the stockholders agreement, prior to any control event or initial public offering, our board of directors will be composed of the following persons:

•	the Chief Executive Officer of the company,

•	Douglas D. Troxel and one other member designated by the Troxel investors and their permitted transferees, and

•	the remaining board members designated by affiliates of Silver Lake.

The right of the Troxel investors to designate board members is subject to downward adjustments based on future reduction in their ownership of our common stock. The share of series A preferred stock held by Silver Lake Partners II, L.P. will entitle Silver Lake Partners II, L.P. to elect a director of the company with the power to determine the outcome of all votes of the board of directors prior to the earlier of a control event and an initial public offering.

After an initial public offering of common stock of the company, until the earlier of a control event and the third anniversary of such initial public offering, the Troxel investors and their permitted transferees will have the right to nominate one individual for election to the board of directors, provided the Troxel investors and their permitted transferees beneficially own at least 10% of all outstanding share equivalents of the company. After an initial public offering, until the earlier of a control event and the third anniversary of such initial public offering, affiliates of Silver Lake will have the right to nominate the number of individuals for election to our board of directors that is equal to the product of the percentage of share equivalents of the company held by specified affiliates of Silver Lake, multiplied by the number of directors then on the board, rounded up to the nearest whole number. For so long as the Troxel investors and/or specified affiliates of Silver Lake are entitled to nominate an individual for election to the board of directors, the company is required to nominate such individual for election as a director as part of the management slate that is included in the proxy statement or consent solicitation relating to such election and provide the highest level of support for the election of such individual as it provides to any other individual standing for election as part of the company’s management slate.

Voting and Consent Rights.    Prior to a control event or an initial public offering of common stock of the company, all parties to the stockholders agreement other than affiliates of Silver Lake that hold shares of common stock of the company must vote their shares in the same manner as the Silver Lake affiliates vote their shares of common stock. However, the consent of a director designated by the Troxel investors and/or another stockholder that is party to the agreement would be required with respect to either of the following prior to a control event or initial public offering, unless the Troxel investors and their permitted transferees no longer beneficially own at least 10% of all outstanding share equivalents: (1) specified types of transactions between the Silver Lake affiliates, on the one hand, and the company or any of its subsidiaries, on the other hand, and (2) amendments to the certificate of incorporation or bylaws of the company that adversely affect the Troxel investors or such other stockholder and their permitted transferees relative to the Silver Lake affiliates.

Indemnification.    We are required to indemnify and hold harmless each of the stockholders that is party to the stockholders agreement, together with its partners, stockholders, members, affiliates, directors, officers, fiduciaries, controlling persons, employees and agents from any losses arising out of either of the following, subject to limited exceptions:

•	the stockholder’s or its affiliate’s ownership of securities of the company or its ability to control or influence the company, and

•	the business, operations, properties, assets or other rights or liabilities of the company or any of its subsidiaries.

Freedom to Pursue Opportunities.    Subject to limited exceptions, neither the stockholders that are party to the stockholders agreement nor the company’s directors or board observers that they designate or nominate will be required to communicate any present or future corporate opportunities with respect to which such stockholder, director or observer may become aware to the company and will not be liable to the company or any of its affiliates or stockholders for breach of any contractual or other duty by reason of such stockholder, director or observer pursuing such opportunity for itself or directing such opportunity to another person.

Participation Rights.    Subject to specified exceptions, until an initial public offering, we may not issue equity securities without permitting each stockholder party to the stockholders agreement to purchase a pro rata share of the securities being issued.

Transfer Provisions and Registration Rights.    The stockholders agreement also contains (1) transfer restrictions applicable to the share equivalents held by the parties to the agreement, (2) tag-along rights in favor of parties to the agreement not affiliated with Silver Lake, (3) drag-along rights in favor of affiliates of Silver Lake, (4) a right of first offer applicable to certain transfers by the Troxel investors and their permitted transferees and (5) certain registration rights (including customary indemnification) and Rule 144 sale provisions applicable to specified parties to the agreement.

Management Agreements

In connection with entering into the merger agreement and in contemplation of the merger, as of November 11, 2005, Mark E. Woodward, a director and our Chief Executive Officer, and Robert I. Pender. Jr., our Chief Financial Officer, entered into substantially identical agreements, referred to as management agreements, with the issuer. Pursuant to the management agreements:

•

Upon the closing of the merger, Messrs. Woodward and Pender made an equity investment in the common stock of the surviving corporation equal to 66% and 60%, respectively, of the closing date value of such officer’s stock as specified in his management agreement. For purposes of satisfying this minimum equity investment obligation, each share of common stock they agree to retain was valued at $24.00 per share and each option to acquire shares of common stock that they agree to retain was valued by the product of (1) the amount, if any, by which $24.00 exceeds the exercise price of such option prior to the merger and (2) the number of shares subject to such option prior to the merger.

•

After the closing of the merger, the surviving corporation granted new options to acquire the common stock of the surviving corporation under a new stock incentive plan. See Item 11, “Management — Employment Agreements and Severance and Change of Control Benefits Arrangements — 2006 Stock Incentive Plan” and “— Grant of Plan-Based Awards in Fiscal Year 2007.”

•

The common stock and options in the surviving corporation issued to Messrs. Woodward and Pender and the other management participants are subject to a management stockholders agreement, which generally contains the following provisions:

•	transfer restrictions,

•	repurchase rights in favor of the surviving corporation and certain of its affiliates,

•	piggyback registration rights in favor of Messrs. Woodward and Pender and the other management participants,

•	tag-along rights in favor of Messrs. Woodward and Pender and the other management participants with respect to sales by Silver Lake Partners II, L.P. and its affiliates, and

•	drag-along rights in favor of Silver Lake Partners II, L.P. and certain other entities.

Silver Lake Management Agreement

In connection with the signing of the merger agreement, Spyglass and Silver Lake Management Company, L.L.C., or the manager, entered into a management agreement pursuant to which the manager will provide consulting and management advisory services to us. Silver Lake Management Company, L.L.C. is an affiliate of the Silver Lake investors. Pursuant to this agreement, the manager received a transaction fee in the amount of $10.0 million payable at completion of the acquisition transactions, and will receive an annual fee thereafter of $1.0 million, payable quarterly in advance, and fees as mutually agreed between the manager and the company in connection with future financing, acquisition, disposition and change of control transactions involving the company or its subsidiaries. The manager or its affiliates also received reimbursement for their out-of-pocket expenses incurred by them in connection with the acquisition transactions prior to the completion of the acquisition transactions and will receive reimbursements for their out-of-pocket expenses in connection with the provision of services pursuant to the management agreement. The management agreement also contains customary exculpation and indemnification provisions in favor of the manager and its affiliates. This agreement has a term of seven years, but may be terminated by either party earlier upon certain events, including an initial public offering of our common stock. In connection with any such early termination, we are required to pay certain fees to the manager.

Indemnification of Directors and Officers

The surviving corporation has agreed, for a period of six years following the effective time of the merger, to indemnify each of the present and former directors and officers of our company to the fullest extent permitted by Delaware law against claims arising out of or pertaining to the fact that the person is or was an officer or director of our company or any of our subsidiaries prior to the merger. The certificate of incorporation of the surviving corporation provides that we will indemnify each of our directors and officers to the fullest extent permitted by law for claims arising by reason of the fact that he or she is a director, officer or employee of us or any of our subsidiaries.

Other Transactions with Management

In March 2005, we acquired a small privately held company, which developed application management software technology, in a cash merger transaction. Robert I. Pender, Jr., our Chief Financial Officer, owned some common stock in, and held a promissory note from, this technology company. Mr. Pender’s equity interest in this technology company represented less than 1% of its outstanding equity. As a result of the transaction, Mr. Pender received an aggregate of approximately $80,000, which represented payment of principal, interest and premium on his promissory note from the acquired company and consideration for his shares of common stock in the acquired company. In accordance with our code of conduct, our board of directors reviewed and approved the transaction in advance after disclosure of Mr. Pender’s interest in the acquired company.

Director Independence

Our board of directors has determined that Ms. Hackenson is an “independent” director as defined under Nasdaq Marketplace Rule 4200-1(a)(15), which is the definition used by the board of directors for determining the independence of its directors. Ms. Hackenson is our sole independent director. None of the members of our audit committee and nominating committee are independent, and Messrs. Roux and Troxel, who are members of our nominating committee, are not independent. Our board of directors is not comprised of a majority of independent directors, and its committees are not comprised solely of independent directors, because we are a privately held company and not subject to applicable listing standards, the terms of the stockholders agreement described above require that certain members of our board of directors be comprised of persons affiliated with our company, the Silver Lake investors and the Troxel investors, and the one share of series A preferred stock held by Silver Lake Partners II, L.P. entitles the holder to designate one director with the power to cast one more vote than all votes entitled to be cast by all other directors. Mr. Burton is not an independent director because he is an employee of the company.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

Auditors’ Fees

The following table shows the fees for professional audit services rendered by KPMG LLP for the audit of our annual financial statements and review of our interim financial statements for fiscal years 2006 and 2007, and fees for other services rendered by KPMG LLP for fiscal years 2006 and 2007 (in thousands).

Fees	2006	2007
Audit fees (1)	$1,450	$1,461
Audit-related fees	—	—
Tax fees (2)	6	7
All other fees	—	—

Total Fees	$1,456	$1,468

(1)	In fiscal year 2006, consists of services rendered in connection with the audit of our annual financial statements, inclusive of work performed related to Sarbanes-Oxley ($1,250,000), and statutory audits ($200,000). In fiscal year 2007, consists of services rendered in connection with the audit of our annual financial statements ($945,000), work performed related to the Merger ($345,000) and statutory audits ($171,000).
(2)	Consists of worldwide tax services.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

Our audit committee pre-approves all audit and permissible non-audit services provided by our independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Our audit committee has adopted a policy and related procedures for the pre-approval of services provided by our independent registered public accounting firm. The policy requires that, before we engage the services of our independent registered accounting firm, our Chief Financial Officer must confirm that the engagement has been pre-approved by our audit committee. Engagements for services with estimated fees of $100,000 or less may be pre-approved by the chairperson of the audit committee, and our audit committee will be informed of pre-approved engagements at its next regularly scheduled meeting. All of the services relating to the fees described in the table above were approved by our audit committee.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as a part of this annual report on Form 10-K:

1. Index to Consolidated Financial Statements:

Page
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets	F-2
Consolidated Statements of Operations	F-3
Consolidated Statements of Stockholders’ Equity (Deficit)	F-4
Consolidated Statements of Cash Flows	F-6
Notes to Consolidated Financial Statements	F-8

2. Index to Financial Statement Schedules:
Not applicable

All schedules have been omitted because the required information is shown in the consolidated financial statements or the accompanying notes, or is not applicable or required.

3. Index of Exhibits:

Exhibit No.	Exhibit Description

2.1	Agreement and Plan of Merger by and between Spyglass Merger Corp. and Serena Software, Inc. dated as of November 11, 2005 (incorporated by reference to Exhibit 2.1 to the registrant’s current report on Form 8-K (file no. 000-25285), filed with the SEC on November 14, 2005)

3.1	Restated Certificate of Incorporation of Serena Software, Inc. (incorporated by reference to Exhibit 3.01 to the registrant’s current report on Form 8-K (file no. 000-25285), filed with the SEC on August 21, 2006)

3.2	Bylaws of Serena Software, Inc. (incorporated by reference to Exhibit 3.02 to the registrant’s current report on Form 8-K (file no. 000-25285), filed with the SEC on August 21, 2006)

4.1	Indenture between Serena Software, Inc. and U.S. Bank National Association, as Trustee dated December 15, 2003 (incorporated by reference to Exhibit 4.1 to the registrant’s registration statement on Form S-3 (file no. 333-112770), filed with the SEC on February 12, 2004)

4.2	First Supplemental Indenture between Serena Software, Inc. and U.S. Bank National Association, as Trustee dated March 9, 2006. (incorporated by reference to Exhibit 4.1 to the registrant’s current report on Form 8-K (file no. 000-25285), filed with the SEC on March 16, 2006)

4.3	Pledge Agreement between Serena Software, Inc. and U.S. Bank National Association, as Trustee dated December 15, 2003 (incorporated by reference to Exhibit 4.3 to the registrant’s registration statement on Form S-3 (file no. 333-112770), filed with the SEC on February 12, 2004)

4.4	Form of 1 1/2% Convertible Subordinated Note Due 2023 (included in Exhibit 4.1)

4.5	Indenture between Serena Software, Inc., Spyglass Merger Corp. and The Bank of New York, as Trustee dated March 10, 2006 (incorporated by reference to Exhibit 99.B(2) to the registrant’s amended Schedule 13E-3 (file no. 005-58055) filed with the SEC on March 15, 2006)

4.6	Registration Rights Agreement among Serena Software, Inc., Spyglass Merger Corp., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Lehman Brothers Inc. dated March 10, 2006 (incorporated by reference to Exhibit 18 to the amended Schedule 13D (file no. 005-58055) filed by Silver Lake Partners II, L.P. with the SEC on March 16, 2006)

Exhibit No.	Exhibit Description

4.7	Form of 10 3/8% Senior Subordinated Note due 2016 (included in Exhibit 4.5)

10.1	Sublease Agreement dated January 22, 2002 between RSA Security, Inc. and Serena Software, Inc. (for new headquarter facilities in San Mateo) (incorporated by reference to Exhibit 10.16 to the registrant’s annual report on Form 10-K (file no. 000- 25285), filed with the SEC on April 29, 2002)

10.2	Landlord Consent to Sublease Agreement dated January 30, 2002 by and among EOP-Peninsula Office Park, L.L.C. and RSA Security, Inc. and Serena Software, Inc. (for headquarter facilities in San Mateo) (incorporated by reference to Exhibit 10.15 to the registrant’s annual report on Form 10-K (file no. 000-25285), filed with the SEC on April 29, 2002)

10.3	Credit Agreement among Spyglass Merger Corp., Serena Software, Inc., Lehman Brothers Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and UBS Securities LLC, as Joint Lead Arrangers and Joint Lead Bookrunners and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Syndication Agent, UBS Securities LLC, as Documentation Agent and the Administrative Agent dated as of March 10, 2006 (incorporated by reference to Exhibit 99.B(3) to the registrant’s amended Schedule 13E-3 (file no. 005-58055) filed with the SEC on March 15, 2006)

10.4	Security Agreement among Spyglass Merger Corp., Serena Software, Inc. and Lehman Commercial Paper Inc., as Collateral Agent dated as of March 10, 2006 (incorporated by reference to Exhibit 10.28 to the registrant’s registration statement on Form S-4 (file no. 333-133641) filed by the registrant with the SEC on April 28, 2006)

10.5	Pledge Agreement among Spyglass Merger Corp., Serena Software, Inc. and Lehman Commercial Paper Inc., as Collateral Agent dated as of March 10, 2006 (incorporated by reference to Exhibit 10.29 to the registrant’s registration statement on Form S-4 (file no. 333-133641) filed by the registrant with the SEC on April 28, 2006)

10.6	Stockholders Agreement by and among Spyglass Merger Corp., Silver Lake Partners II, L.P., Silver Lake Technology Investors II, L.P., Serena Co-Invest Partners, L.P., Integral Capital Partners VII, L.P., Douglas D. Troxel Living Trust, Change Happens Foundation and Douglas D. Troxel dated as of March 10, 2006 (incorporated by reference to Exhibit 22 to the amended Schedule 13D (file no. 005-58055) filed by Silver Lake Partners II, L.P. with the SEC on March 16, 2006)

10.7	Management Stockholders Agreement, dated as of March 7, 2006, among Spyglass Merger Corp., Silver Lake Partners II, L.P., Silver Lake Technology Investors II, L.P. and the Initial Management Investors named therein (incorporated by reference to Exhibit 23 to the amended Schedule 13D (file no. 005-58055) filed by Silver Lake Partners II, L.P. with the SEC on March 16, 2006)

10.8	Management Agreement by and between Spyglass Merger Corp. and Silver Lake Technology Management, L.L.C. dated as of November 11, 2005 (incorporated by reference to Exhibit 10.19 to the registrant’s registration statement on Form S-4 (file no. 333-133641) filed by the registrant with the SEC on April 28, 2006)

10.9*	Amended and Restated 1997 Stock Option Plan (incorporated by reference to Exhibit 10.2A to the registrant’s registration statement on Form S-1 (Registration No. 333-67761) filed with the SEC on February 11, 1999)

10.10*	Form of Option Agreement under the Amended and Restated 1997 Stock Option Plan (incorporated by reference to Exhibit 10.2B to the registrant’s registration statement on Form S-1 (Registration No. 333-67761) filed with the SEC on February 11, 1999)

10.11*	Serena Software, Inc. 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.24 to the registrant’s amended registration statement on Form S-4/A (file no. 333-133641) filed by the registrant with the SEC on July 28, 2006)

10.12*	Form of 2006 Stock Option Grant — Time Options (incorporated by reference to Exhibit 10.25 to the registrant’s registration statement on Form S-4 (file no. 333-133641) filed by the registrant with the SEC on April 28, 2006)

Exhibit No.	Exhibit Description

10.13*	Form of 2006 Stock Option Grant — Time/Performance Options (incorporated by reference to Exhibit 10.26 to the registrant’s registration statement on Form S-4 (file no. 333-133641) filed by the registrant with the SEC on April 28, 2006)

10.14*	Restricted Stock Agreement between Spyglass Merger Corp. and Mark E. Woodward dated as of March 10, 2006 (incorporated by reference to Exhibit 24 to the amended Schedule 13D (file no. 005-58055) filed by Silver Lake Partners II, L.P. with the SEC on March 16, 2006)

10.15*	Restricted Stock Agreement between Spyglass Merger Corp. and Robert I. Pender, Jr. dated as of March 10, 2006 (incorporated by reference to Exhibit 25 to the amended Schedule 13D (file no. 005-58055) filed by Silver Lake Partners II, L.P. with the SEC on March 16, 2006)

10.16*	Employment Agreement by and between Serena Software, Inc. and Mark E. Woodward dated as of March 10, 2006 (incorporated by reference to Exhibit 10.20 to the registrant’s registration statement on Form S-4 (file no. 333-133641) filed by the registrant with the SEC on April 28, 2006)

10.17*	Employment Agreement by and between Serena Software, Inc. and Robert I. Pender, Jr. dated as of March 10, 2006 (incorporated by reference to Exhibit 10.21 to the registrant’s registration statement on Form S-4 (file no. 333-133641) filed by the registrant with the SEC on April 28, 2006)

10.18*†	Employment Agreement between Serena Software, Inc. and Michael Steinharter dated December 11, 2006

10.19*†	Employment Agreement between Serena Software, Inc. and Jeremy Burton dated February 11, 2007

10.20*†	Separation Agreement and General Release between Serena Software, Inc. and Mark Woodward dated as of December 20, 2006

10.21*†	Form of Change in Control Agreement

10.22*	FY 2007 Executive Annual Incentive Plan (incorporated by reference to Exhibit 10.01 to the registrant’s current report on Form 8-K (file no. 000-25285), filed with the SEC on August 21, 2006)

10.23*	FY 2008 Executive Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K (file no. 000-25285), filed with the SEC on February 23, 2007)

10.24*†	Share Subscription Agreement between Serena Software, Inc. and Michael Steinharter dated January 27, 2007

12.1†	Statement of Computation of Ratio of Earnings to Fixed Charges

14.1†	Financial Code of Ethics

21.1†	List of Subsidiaries of Serena Software, Inc.

24.1†	Powers of Attorney (included on signature page)

31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1‡	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2‡	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or compensatory plan or arrangement.
†	Exhibit is filed herewith.
‡	Exhibit is furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 2007.

SERENA SOFTWARE, INC.

By:	/s/ JEREMY BURTON
Jeremy Burton President and Chief Executive Officer

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Jeremy Burton, Robert I. Pender, Jr. and Edward Malysz, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file, any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his or her substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of April 30, 2007.

Signature	Title
/s/ JEREMY BURTON (Jeremy Burton)	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ ROBERT I. PENDER, JR. (Robert I. Pender, Jr.)	Senior Vice President, Finance and Administration, Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ DAVID J. ROUX (David J. Roux)	Director

/s/ JOHN R. JOYCE (John R. Joyce)	Director

/s/ HOLLIE MOORE (Hollie Moore)	Director

/s/ DOUGLAS D. TROXEL (Douglas D. Troxel)	Director

/s/ ELIZABETH HACKENSON (Elizabeth Hackenson)	Director

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

SERENA Software, Inc.:

We have audited the accompanying consolidated balance sheets of Serena Software, Inc. and subsidiaries, (“the Company”), as of January 31, 2006 (Predecessor) and 2007 (Successor), and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years ended January 31, 2005 and 2006 (Predecessor), for the period from February 1, 2006 to March 9, 2006 (Predecessor) and for the period March 10, 2006 to January 31, 2007 (Successor). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Serena Software, Inc. and subsidiaries as of January 31, 2006 (Predecessor) and 2007 (Successor), and the results of their operations and their cash flows for the years ended January 31, 2005 and 2006 (Predecessor), for the period from February 1, 2006 to March 9, 2006 (Predecessor) and for the period March 10, 2006 to January 31, 2007 (Successor), in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, on March 10, 2006, the Company was acquired by an investment group that included members of management in a merger accounted for as a purchase. Also, as discussed in Note 1, effective February 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.

/s/    KPMG LLP

Mountain View, California

April 30, 2007

SERENA SOFTWARE, INC.

PREDECESSOR / SUCCESSOR (SEE NOTE 1 (b))

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	Predecessor January 31, 2006	Successor January 31, 2007
ASSETS
Current assets
Cash and cash equivalents	$148,401	$68,455
Restricted cash	3,260	—
Short-term investments	60,837	12
Accounts receivable, net of allowance of $2,224 and $1,405 at January 31, 2006 and 2007, respectively	35,464	40,894
Deferred taxes, net	8,658	10,593
Prepaid expenses and other current assets	4,638	5,051

Total current assets	261,258	125,005
Long-term investments	13,626	—
Property and equipment, net	5,927	6,931
Goodwill	297,775	801,770
Other intangible assets, net	87,359	402,688
Other assets	2,689	11,053

Total Assets	$668,634	$1,347,447

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$—	$30,000
Accounts payable	2,551	2,268
Income taxes payable	13,961	11,828
Accrued expenses	25,835	30,259
Accrued interest on term loan and subordinated notes	413	9,910
Deferred revenue	64,138	61,642

Total current liabilities	106,898	145,907
Deferred revenue, net of current portion	10,608	16,759
Long-term liabilities	1,953	1,906
Deferred taxes	27,976	151,250
Term loan	—	345,000
Senior subordinated notes	—	200,000
Convertible subordinated notes	220,000	5

Total liabilities	367,435	860,827

Commitments and contingencies:
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized and no shares issued and outstanding at January 31, 2006; $0.01 par value, 10,000,000 shares authorized and no shares issued and outstanding at January 31, 2007	—	—
Series A Preferred stock, $0.01 par value; 1 share authorized, issued and outstanding at January 31, 2007	—	—
Common stock, $0.001 par value, 90,000,000 shares authorized and 41,380,171 shares issued and outstanding at January 31, 2006; $0.01 par value, 200,000,000 shares authorized and 98,519,130 shares issued and outstanding at January 31, 2007	41	985
Additional paid-in capital	153,411	508,414
Deferred stock-based compensation	(8,744)	—
Accumulated other comprehensive loss	(4,338)	(283)
Retained earnings (deficit)	160,829	(22,496)

Total stockholders’ equity	301,199	486,620

Total liabilities and stockholders’ equity	$668,634	$1,347,447

See accompanying notes to consolidated financial statements.

SERENA SOFTWARE, INC.

PREDECESSOR / SUCCESSOR (SEE NOTE 1 (b))

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	Predecessor			Successor
	Fiscal Year Ended January 31,		Fiscal Year Ended January 31, 2007
			For the Period From February 1, 2006 to March 9, 2006	For the Period From March 10, 2006 to January 31, 2007
	2005	2006
Revenue:
Software licenses	$85,350	$90,554	$2,847	$83,673
Maintenance	98,558	136,009	13,989	120,616
Professional services	24,197	29,209	2,872	31,294

Total revenue	208,105	255,772	19,708	235,583

Cost of revenue:
Software licenses	3,149	3,211	238	2,497
Maintenance	11,441	13,225	1,375	12,287
Professional services	21,489	26,628	3,035	28,723
Amortization of acquired technology	14,051	16,921	1,786	36,067

Total cost of revenue	50,130	59,985	6,434	79,574

Gross profit	157,975	195,787	13,274	156,009

Operating expenses:
Sales and marketing	64,729	74,196	6,520	65,876
Research and development	31,219	34,678	3,555	32,248
General and administrative	18,711	18,868	1,806	16,878
Amortization of intangible assets	9,608	10,516	1,098	32,541
Acquired in-process research and development	10,400	—	—	4,100
Restructuring, acquisition and other charges	2,351	6,462	41,916	1,813

Total operating expenses	137,018	144,720	54,895	153,456

Operating income (loss)	20,957	51,067	(41,621)	2,553
Interest income	3,868	6,203	856	3,140
Interest expense	(3,300)	(3,300)	(355)	(45,062)
Change in the fair value of derivative instrument	—	—	—	(1,154)
Amortization of debt issuance costs	(1,466)	(1,340)	(1,931)	(1,632)

Income (loss) before income taxes	20,059	52,630	(43,051)	(42,155)
Income tax expense (benefit)	10,573	17,363	(8,335)	(19,659)

Net income (loss)	$9,486	$35,267	$(34,716)	$(22,496)

See accompanying notes to consolidated financial statements.

SERENA SOFTWARE, INC.

PREDECESSOR / SUCCESSOR (SEE NOTE 1 (b))

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Deferred Stock-based Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Predecessor company balance as of January 31, 2004	38,277,820	$38	$78,892	$—	$272	$116,076	$195,278
Components of comprehensive income:
Net income	—	—	—	—	—	9,486	9,486
Change in foreign currency translation	—	—	—	—	(4,355)	—	(4,355)
Change in unrealized loss on available-for-sale securities, net of tax	—	—	—	—	(372)	—	(372)

Total comprehensive income	—	—	—	—	—	—	4,759
Issuance of common stock under the employee stock purchase plan	207,661	—	2,952	—	—	—	2,952
Repurchase of common stock	(2,410,500)	(2)	(43,100)	—	—	—	(43,102)
Common stock options exercised	717,685	1	9,515	—	—	—	9,516
Issuance of common stock in connection with the Merant acquisition	5,473,540	5	127,676	(1,822)	—	—	125,859
Amortization of stock-based compensation	—	—	—	730	—	—	730
Tax benefit from employee stock plans	—	—	1,815	—	—	—	1,815

Predecessor company balance as of January 31, 2005	42,266,206	42	177,750	(1,092)	(4,455)	125,562	297,807
Components of comprehensive income:
Net income	—	—	—	—	—	35,267	35,267
Change in foreign currency translation	—	—	—	—	471	—	471
Change in unrealized loss on available-for-sale securities, net of tax	—	—	—	—	(354)	—	(354)

Total comprehensive income	—	—	—	—	—	—	35,384
Issuance of common stock under the employee stock purchase plan	204,691	—	3,374	—	—	—	3,374
Repurchase of common stock	(2,187,500)	(2)	(48,599)	—	—	—	(48,601)
Common stock options exercised	621,774	1	9,296	—	—	—	9,297
Issuance of restricted common stock	475,000	—	9,429	(9,429)	—	—	—
Amortization of stock-based compensation	—	—	—	1,777	—	—	1,777
Tax benefit from employee stock plans	—	—	2,161	—	—	—	2,161

Predecessor company balance as of January 31, 2006	41,380,171	41	153,411	(8,744)	(4,338)	160,829	301,199
Components of comprehensive (loss):
Net (loss)	—	—	—	—	—	(34,716)	(34,716)
Change in foreign currency translation	—	—	—	—	132	—	132

Total comprehensive (loss)	—	—	—	—	—	—	(34,584)
Common stock options exercised	71,461	—	1,067	—	—	—	1,067
Amortization of stock-based compensation	—	—	—	254	—	—	254
Acceleration of options in the Merger	—	—	17,807	—	—	—	17,807
Fair value in excess of $24.00 per share for options assumed in the Merger	—	—	651	—	—	—	651

SERENA SOFTWARE, INC.

PREDECESSOR / SUCCESSOR (SEE NOTE 1 (b))

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)

(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Deferred Stock-based Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Predecessor company balance as of March 9, 2006	41,451,632	$41	$172,936	$(8,490)	$(4,206)	$126,113	$286,394

Successor company:
Initial investment by Silverlake Partners and management including shares and options assumed	99,113,930	$991	$507,166	$—	$—	$—	$508,157
Components of comprehensive (loss):
Net (loss)	—	—	—	—	—	(22,496)	(22,496)
Change in foreign currency translation	—	—	—	—	(283)	—	(283)

Total comprehensive (loss)	—	—	—	—	—	—	(22,779)
Issuance of common stock	50,000	—	255	—	—	—	255
Repurchase of common stock	(40,000)	—	(204)	—	—	—	(204)
Common stock cancelled	(604,800)	(6)	(498)	—	—	—	(504)
Repurchases of common stock options	—	—	(6,137)	—	—	—	(6,137)
Amortization of stock-based compensation	—	—	7,798	—	—	—	7,798
Tax benefit from employee stock plans	—	—	34	—	—	—	34

Successor company balance as of January 31, 2007	98,519,130	$985	$508,414	$—	$(283)	$(22,496)	$486,620

See accompanying notes to consolidated financial statements

SERENA SOFTWARE, INC.

PREDECESSOR (SEE NOTE 1 (b))

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Predecessor			Successor
	Fiscal Year Ended January 31,		Fiscal Year Ended January 31, 2007
			For the Period From February 1, 2006 to March 9, 2006	For the Period From March 10, 2006 to January 31, 2007
	2005	2006
Cash flows from operating activities:
Net income (loss)	$9,486	$35,267	$(34,716)	$(22,496)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	2,771	2,799	319	2,680
Deferred income taxes	(9,699)	2,027	(1,450)	(23,690)
Tax benefit from employee stock plans	1,815	2,161	—	(676)
Provision (release) for doubtful accounts	1,547	524	(17)	(285)
Loss on disposal of property and equipment	2	35	—	—
Accrued interest on pledged securities	(145)	(103)	—	—
Accrued interest expense on term credit facility and subordinated notes	3,300	3,300	355	44,869
Accrued interest income	209	—	—	—
Fair market value adjustment on the interest rate swap	—	—	—	1,154
Amortization of debt issuance costs	1,466	1,340	1,931	1,632
Amortization of deferred stock-based compensation	730	1,777	254	7,295
Amortization of acquired technology	14,051	16,921	1,786	36,067
Amortization of intangible assets	9,608	10,516	1,098	32,541
Acquired in-process research and development	10,400	—	—	4,100
Change in the fair market value of consideration in the acquisition of Merant Plc	—	(4,915)	—	—
Acquisition, restructure and other charges paid related to the Silver Lake Partners transaction	—	—	40,931	106
Changes in operating assets and liabilities:
Accounts receivable	(5,322)	5,000	2,345	(5,639)
Prepaid expenses and other assets	1,385	154	116	(200)
Accounts payable	1,183	(864)	(776)	148
Income taxes payable	9,425	(2,124)	(6,540)	4,755
Accrued expenses	8,042	8,589	(1,322)	101
Deferred revenue	2,917	1,651	1,736	15,935

Net cash provided by operating activities	63,171	84,055	6,050	98,397

Cash flows (used in) provided by investing activities:
Purchases of property and equipment	(1,970)	(3,039)	(221)	(3,440)
Sales (purchases) of short-term and long-term investments	53,660	(18,943)	62,647	11,962
Cash paid in acquisition of Merant plc, net of cash received and acquisition related costs paid	(199,201)	(4,930)	(139)	(1,053)
Cash paid in acquisition of selected net assets from Integrated Chipware	(4,431)	491	—	—
Cash paid in acquisition of Apptero, Inc. net of cash received and acquisition related costs paid	—	(3,293)	(32)	(860)
Cash paid in acquisition of Data Scientific Corp. net of cash received and acquisition related costs paid	—	—	—	(3,014)
Acquisition and other related costs paid in the Silver Lake Partners transaction	—	—	(30,281)	(678)
Cash paid in the Silver Lake Partners transaction	—	—	—	(826,396)
Cash paid in acquisition of Pacific Edge, Inc. net of cash received and acquisition related costs paid	—	—	—	(15,958)
Restrictions removed on restricted cash and moved to cash and cash equivalents	—	—	—	3,260

Net cash (used in) provided by investing activities	(151,942)	(29,714)	31,974	(835,535)

Cash flows from financing activities:
Common stock repurchased under stock repurchase plans	(43,102)	(48,601)	—	(204)

SERENA SOFTWARE, INC.

PREDECESSOR (SEE NOTE 1 (b))

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands)

	Predecessor			Successor
	Fiscal Year Ended January 31,		Fiscal Year Ended January 31, 2007
			For the Period From February 1, 2006 to March 9, 2006	For the Period From March 10, 2006 to January 31, 2007
	2005	2006
Proceeds from the sale of common stock under the employee stock purchase plan and other plans	2,952	3,374	—	255
Acquisition and other related costs paid associated with the Silver Lake Partners transaction	—	(3,810)	—	—
Exercise of stock options under the employee stock option plan	9,516	9,297	1,067	—
Equity contributions from Silver Lake Partners and management	—	—	—	335,816
Debt issue costs paid	—	—	—	(15,648)
Principle borrowings under the term credit facility	—	—	—	400,000
Principle borrowings under the senior subordinated notes	—	—	—	200,000
Principle payments under the term credit facility	—	—	—	(25,000)
Interest payments on the term credit facility and senior subordinated notes	—	—	—	(35,188)
Payments made to the employee benefits trust	—	—	—	(3,238)
Payments on convertible subordinated notes, including conversion premium	—	—	—	(237,899)

Net cash (used in) provided by financing activities	(30,634)	(39,740)	1,067	618,894

Effect of exchange rate changes on cash	(4,546)	470	132	(283)

Net (decrease) increase in cash and cash equivalents	(123,951)	15,071	39,223	(119,169)
Cash and cash equivalents at beginning of year	257,281	133,330	148,401	187,624

Cash and cash equivalents at end of year	$133,330	$148,401	$187,624	$68,455

Supplemental disclosures of cash flow information:
Income taxes paid	$11,784	$16,559	$—	$4,495

Income taxes (refunded)	$—	$—	$—	$(4,266)

Interest expense paid	$3,300	$3,300	$—	$35,188

Non-cash investing and financing activities:
Unrealized loss on marketable securities	$(372)	$(354)	$—	$—

Consideration payable to Apptero shareholders in the acquisition	$—	$865	$—	$—

Common stock issued in acquisition of Merant plc, including estimated fair value of options assumed	$127,682	$—	$—	$—

Change in deferred taxes and other purchase accounting adjustments associated with the Merant and TeamShare acquisitions credited to goodwill	$—	$23,120	$—	$—

Unrealized loss on fair value of derivative instrument	$—	$—	$—	$(1,154)

Fair value of common stock issued in the Silver Lake Partners transaction, including estimated fair value of options assumed and fair value in excess of cash paid on the acceleration of options	$—	$—	$—	$508,157

Consideration payable to Data Scientific Corp. shareholders in the acquisition	$—	$—	$—	$525

Consideration payable to Serena Software, Inc. shareholders in the acquisition	$—	$—	$—	$254

See accompanying notes to consolidated financial statements.

SERENA SOFTWARE, INC.

PREDECESSOR / SUCCESSOR (SEE NOTE 1 (b))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended January 31, 2005, 2006 and 2007

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

(b)    Merger and Change in Basis of Accounting

On November 11, 2005, Spyglass Merger Corp. (“Spyglass”) and Serena entered into an Agreement and Plan of Merger (the “Agreement and Plan of Merger”), pursuant to which, among other things, Spyglass merged with and into Serena (the “Merger”), and Serena was the surviving corporation. The Merger was completed on March 10, 2006. Upon completion of the Merger, each share of Serena Common Stock issued and outstanding immediately prior to the effective time of the Merger (other than shares held in the treasury of Serena, owned by Spyglass or any direct or indirect wholly owned subsidiary of Spyglass or Serena that was not an employee benefit trust or held by stockholders who were entitled to and who properly exercised appraisal rights under Delaware law) was converted into the right to receive $24.00 in cash, without interest. In addition, in connection with the Merger, a certain stockholder, who is one of our directors and who prior to the Merger was also an executive officer of Serena, exchanged equity interests in Serena, which were valued for purposes of such exchange at approximately $154.1 million, for equity investments in the surviving corporation. Also in connection with the Merger, certain members of Serena’s management team made equity investments in the surviving corporation through retention of their stock options and restricted stock or the acquisition of common stock in the surviving corporation. None of Serena’s existing $220 million of Notes converted to Serena common stock prior to completion of the transaction. In accordance with the indenture provisions and upon proper notice of conversion, all but $4,000 of Serena’s pre-existing $220 million of Notes have been exchanged for cash in an amount of $24.00 for each share of Serena common stock into which the Notes were convertible prior to the consummation of the Merger.

Also on the closing date of the Merger, the surviving corporation borrowed $400.0 million under a new senior secured credit facility, and issued $200.0 million in principal amount of 10 3/8% senior subordinated notes due 2016.

The Merger has been accounted for as an acquisition, using the purchase method of accounting, from the date of completion, March 10, 2006. This change will create many differences between reporting for Serena post-Merger, as successor, and Serena pre-Merger, as predecessor. The predecessor financial statements for periods ending on or before March 10, 2006, generally will not be comparable to the successor financial statements for periods after that date. Under purchase accounting, Serena’s tangible assets and liabilities and intangible assets will be recorded at fair value which will generally result in a new carrying basis for those assets and liabilities. The Merger will result in Serena having an entirely new capital structure, which will result in significant differences between the predecessor’s and the successor’s equity. In addition, in order to finance the acquisition, the successor issued debt totaling $600 million and converted all but $4,000 of Serena’s $220 million of pre-existing convertible notes.

SERENA SOFTWARE, INC.

PREDECESSOR / SUCCESSOR (SEE NOTE 1 (b))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2005, 2006 and 2007

(1)    Description of Business and Summary of Significant Accounting Policies—(Continued)

(c)    Reclassifications

Certain reclassifications with respect to stock-based compensation have been made to prior year balances in order to conform to the January 31, 2007 presentation. Such reclassifications had no impact on operating income in all periods reported.

(d)    Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Serena has prepared the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America.

(e)    Foreign Currency Translation

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

(f)    Cash, Cash Equivalents, Restricted Cash and Investments

The Company considers all highly liquid investments purchased with original remaining maturities of three months or less to be cash equivalents. As of January 31, 2006 and 2007, cash equivalents consisted of commercial paper and money market funds.

The Company has classified its investments as “available-for-sale.” These investments are carried at fair value, based on quoted market prices, and unrealized gains and losses are recorded as other comprehensive income or loss in the consolidated statements of stockholders’ equity (deficit). Investments deemed to be other-than-temporarily impaired would be recorded as other losses in the consolidated statements of income and comprehensive income. To date and as of January 31, 2007, unrealized losses have been insignificant and the Company has not characterized any of its investments as other-than-temporarily impaired. Realized gains and losses upon sale or maturity of these investments are determined using the specific identification method and are recorded as other income or loss in the consolidated statements of income and comprehensive income.

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

SERENA SOFTWARE, INC.

PREDECESSOR / SUCCESSOR (SEE NOTE 1 (b))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2005, 2006 and 2007

(1)    Description of Business and Summary of Significant Accounting Policies—(Continued)

Cash and cash equivalents, restricted cash, and investments consisted of the following as of January 31, 2006 and 2007 (in thousands):

	Predecessor			Successor
	As of January 31, 2006			As of January 31, 2007
	Cost	Unrealized Losses	Market	Cost	Unrealized Losses	Market
Cash and Cash Equivalents:
Cash	$69,892	$—	$69,892	$30,679	$—	$30,679
CD’s/Bonds	4,000	—	4,000	—	—	—
Money Market Funds	55,408	—	55,408	37,776	—	37,776
Corporate Notes	19,102	(1)	19,101	—	—	—

	$148,402	$(1)	$148,401	$68,455	$—	$68,455

Restricted Cash:
Corporate Notes—current	$3,260	$—	$3,260	$—	$—	$—
Corporate Notes—non-current	—	—	—	—	—	—

	$3,260	$—	$3,260	$—	$—	$—

Short-term Investments:
CD’s/Bonds	$17,100	$(62)	$17,038	$12	$—	$12
Corporate Notes	44,139	(340)	43,799	—	—	—

	$61,239	$(402)	$60,837	$12	$—	$12

Long-term Investments:
Corporate Notes	$13,701	$(75)	$13,626	$—	$—	$—

SERENA SOFTWARE, INC.

PREDECESSOR / SUCCESSOR (SEE NOTE 1 (b))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2005, 2006 and 2007

(1)    Description of Business and Summary of Significant Accounting Policies—(Continued)

(g)    Allowance for doubtful accounts

We maintain an allowance for doubtful accounts to reserve for potentially uncollectible trade receivables. We review our trade receivables by aging category to identify significant customers with known disputes or collection issues. For accounts not specifically identified, we provide reserves based on the age of the receivable. In determining the reserve, we make judgments about the creditworthiness of significant customers based on ongoing credit evaluations. We also consider our historical level of credit losses and current economic trends that might impact the level of future credit losses.

	Balance at Beginning of Period	Additions- Charges to Expenses	(a) Deductions & Write-offs	Balance at End of Period
Predecessor
Year Ended January 31, 2005:
Allowance for doubtful accounts	$951	$1,861	$(1,112)	$1,700
Year Ended January 31, 2006:
Allowance for doubtful accounts	$1,700	$524	$—	$2,224
Abbreviated period from February 1, 2006 through March 9, 2006:
Allowance for doubtful accounts	$2,224	$—	$—	$2,224
Successor
Abbreviated period from March 10, 2006 through January 31, 2007:
Allowance for doubtful accounts	$2,224	$175	$(994)	$1,405

(a)	Deductions related to the allowance for doubtful accounts represent amounts written off against the allowance.

(h)    Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, generally three to five years.

(i)    Goodwill and Other Intangible Assets

Goodwill represents the excess of cost over fair value of net assets of a business acquired. The Company accounts for goodwill and certain intangible assets after an acquisition is completed in accordance with FASB Statement No. 142, “Goodwill and Other Intangible Assets.” Pursuant to SFAS No. 142, goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with FASB Statement No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”

Acquired technologies are being amortized over periods ranging from 1.5 years to 5 years and the amortization expense associated with acquired technologies is reflected in cost of revenue in the consolidated statements of operations. Other intangible assets are being amortized over periods ranging from 4.5 years to

SERENA SOFTWARE, INC.

PREDECESSOR / SUCCESSOR (SEE NOTE 1 (b))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2005, 2006 and 2007

(1)    Description of Business and Summary of Significant Accounting Policies—(Continued)

8 years and the amortization expense associated with other intangible assets is reflected in operating expenses in the consolidated statements of operations.

(j)    Impairment or Disposal of Long-lived Assets

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

(k)    Software Development Costs

Development costs related to software products to be sold are expensed as incurred until technological feasibility of the product has been established. Based on the Company’s product development process, technological feasibility is established upon completion of a working model. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have not been significant. Accordingly, no costs have been capitalized to date.

The Company has, however, capitalized certain costs totaling $185,000 and $2,442,000 in fiscal 2006 and 2007, respectively, associated with computer software it has acquired for internal use. The capitalization and amortization of these costs are in accordance with AICPA Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. These costs are being amortized over periods of three to five years.

(l)    Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the

SERENA SOFTWARE, INC.

PREDECESSOR / SUCCESSOR (SEE NOTE 1 (b))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2005, 2006 and 2007

(1)    Description of Business and Summary of Significant Accounting Policies—(Continued)

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

(m)    Concentrations of Credit Risk

Financial instruments, potentially subjecting the Company to concentrations of credit risk, consist primarily of temporary cash investments. The Company places its temporary cash investments with a single major financial institution. The Company maintains an allowance for potential credit losses on customer trade accounts receivable.

(n)    Fair Value of Financial Instruments

The fair value of the Company’s cash and cash equivalents, accounts receivable and accounts payable approximate their respective carrying amounts.

The estimated fair values of certain of our long-term debt obligations, based on quoted market prices, as of January 31, 2007 are as follows:

	Carrying Amount	Fair Value
	(In thousands)
10.375% Senior Subordinated Notes due 2016	$200,000	$213,500

As of January 31, 2006, the estimated fair values of certain of our long-term debt obligations approximated their respective carrying amounts.

Financial instruments that potentially subject us to credit risk consist of cash and cash equivalents, short-term investments and trade accounts receivable. We maintain the majority of our cash, cash equivalents and short-term investment balances with recognized financial institutions which follow our investment policy. We have not experienced any significant losses on these investments to date. One of the most significant credit risks is the ultimate realization of accounts receivable. This risk is mitigated by (i) ongoing credit evaluation of our customers, and (ii) frequent contact with our customers, especially our most significant customers, thus enabling us to monitor current changes in business operations and to respond accordingly. We generally do not require collateral for sales on credit. We consider these concentrations of credit risks in establishing our allowance for doubtful accounts.

(o)    Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements

SERENA SOFTWARE, INC.

PREDECESSOR / SUCCESSOR (SEE NOTE 1 (b))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2005, 2006 and 2007

(1)    Description of Business and Summary of Significant Accounting Policies—(Continued)

and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(p)    Revenue Recognition

The Company recognizes revenue in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, and recognizes revenue when all of the following criteria are met as set forth in paragraph 8 of SOP 97-2: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the fee is fixed or determinable and (4) collectibility is probable. Serena defines each of these four criteria as follows:

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

The fee is fixed or determinable. Serena’s policy is to not provide customers the right to a refund of any portion of their license fees paid. The Company’s customary payment terms require customers to pay 80% of the license fee within one year or less. With respect to these arrangements where 20% or less of the arrangement fee is due beyond one year, the Company considers these arrangements to be fixed and determinable since such arrangements are standard business practice and the Company has a history of successful collections without making concessions. Arrangements with payment terms extending beyond these customary payment terms are considered not to be fixed or determinable, and revenues from such arrangements are recognized as payments become due and payable.

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

Our VSOE for certain elements of an arrangement is based upon the pricing in comparable transactions when the element is sold separately. VSOE for post contract support services are primarily based upon customer renewal history where the services are sold separately. VSOE for professional services are also based upon the price charged when the services are sold separately.

For multiple element arrangements, VSOE must exist to allocate the total fee among all delivered and non-essential undelivered elements of the arrangement. If undelivered elements of the arrangement are essential to the

SERENA SOFTWARE, INC.

PREDECESSOR / SUCCESSOR (SEE NOTE 1 (b))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2005, 2006 and 2007

(1)    Description of Business and Summary of Significant Accounting Policies—(Continued)

functionality of the product, revenue is deferred until the essential elements are delivered. If VSOE does not exist for one or more non-essential undelivered elements, revenue is deferred until such evidence does exist for the undelivered elements, or until all elements are delivered, whichever is earlier. If VSOE of all non-essential undelivered elements exists but VSOE does not exist for one or more delivered elements, revenue is recognized using the residual method. Under the residual method, the revenue for the undelivered elements is deferred based upon VSOE and the remaining portion of the arrangement fee is recognized as revenue for the delivered elements, assuming all other criteria for revenue recognition have been met. If we could no longer establish VSOE for non-essential undelivered elements of multiple element arrangements, revenue would be deferred until all elements are delivered or VSOE is established for the undelivered elements, whichever is earlier.

The Company sells its products to its end users and distributors under license agreements or purchase orders. Each new mainframe license includes maintenance, which includes the right to receive telephone support, “bug fixes” and unspecified upgrades and enhancements, for a specified duration of time, usually one year. The fee associated with such agreements is allocated between software license revenue and maintenance revenue based on the residual method. Software license revenue from these agreements or purchase orders is recognized upon receipt and acceptance of a signed contract or purchase order and delivery of the software, provided the related fee is fixed or determinable and collectibility of the revenue is probable. If an acceptance period is required, revenue is recognized upon the earlier of customer acceptance or the expiration of the acceptance period, as defined in the applicable software license agreement.

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

(q)    Stock-Based Compensation

Effective February 1, 2006, the Company adopted the provisions of, and accounted for stock-based compensation in accordance with, the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123—revised 2004 (“SFAS 123R”), “Share-Based Payment” which replaced Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the fair value of the award over the requisite service period, which is the vesting period. The Company elected the modified- prospective method of adoption, under which prior periods are not revised for comparative purposes. The Company has elected the graded-vesting attribution method for recognizing stock-based compensation expense over the requisite service period for each separately vesting tranche of awards as though the awards were, in substance, multiple awards. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro forma disclosures.

SERENA SOFTWARE, INC.

PREDECESSOR / SUCCESSOR (SEE NOTE 1 (b))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2005, 2006 and 2007

(1)    Description of Business and Summary of Significant Accounting Policies—(Continued)

The adoption of SFAS 123R had a material impact on the Company’s consolidated financial statements. See Note 7 “Stock-Based Compensation” for further information regarding our stock-based compensation assumptions and expenses, including pro forma disclosures for prior periods as if we had recorded stock-based compensation expense.

(r)    Derivative Instruments

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

(s)    Segment Reporting

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

SERENA SOFTWARE, INC.

PREDECESSOR / SUCCESSOR (SEE NOTE 1 (b))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2005, 2006 and 2007

(1)    Description of Business and Summary of Significant Accounting Policies—(Continued)

Geographic information

	Predecessor			Successor
	Fiscal Year Ended January 31,		Fiscal Year Ended January 31, 2007
			For the Period From February 1, 2006 to March 9, 2006	For the Period From March 10, 2006 to January 31, 2007
	2005	2006
			(In thousands)
Revenues:
United States of America:
Software licenses	$57,004	$57,953	$1,804	$53,641
Maintenance and professional services	87,382	110,431	11,312	101,915

Total United States of America	$144,386	$168,384	$13,116	$155,556

Europe and Asia Pacific:
Software licenses	$28,346	$32,601	$1,043	$30,032
Maintenance and professional services	35,373	54,787	5,549	49,995

Total Europe and Asia Pacific	$63,719	$87,388	$6,592	$80,027

Total	$208,105	$255,772	$19,708	$235,583

The Company operates in the United States of America, Europe and the Asia Pacific region. In general, revenues are attributed to the country in which the contract originates.

	Predecessor	Successor
	January 31,
	2006	2007
	(In thousands)
Property and equipment:
United States of America	$4,831	$5,824
Europe	1,096	1,107

Total	$5,927	$6,931

Major customers

No customer accounted for 10% or more of consolidated revenues in fiscal 2005, 2006 or 2007.

(t) Advertising

Advertising costs are expensed as incurred. Advertising expense is included in sales and marketing expense and amounted to $3.6 million, $4.8 million, $0.5 million and $6.0 million in fiscal 2005, 2006, the predecessor period from February 1, 2006 to March 9, 2006 and the successor period from March 10, 2006 to January 31, 2007, respectively.

SERENA SOFTWARE, INC.

PREDECESSOR / SUCCESSOR (SEE NOTE 1 (b))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2005, 2006 and 2007

(1)    Description of Business and Summary of Significant Accounting Policies—(Continued)

(u)    Recently Issued Accounting Standards

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments (as amended),” an amendment to SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, which permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. In addition, SFAS No. 155 establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation under the requirements of SFAS No. 133. This Statement shall be effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company will adopt this Statement effective February 1, 2007. Based on the Company’s current evaluation of this Statement, the Company does not expect the adoption of SFAS No. 155 to have a significant impact on its consolidated results of operations or financial position.

In June 2006, the FASB Emerging Issues Task Force issued EITF No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)”, which states that a company should disclose its accounting policy (i.e., gross or net presentation) regarding presentation of taxes within the scope of this Issue. If taxes included in gross revenues are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented. The consensus would be effective for the first annual or interim reporting period beginning after December 15, 2006. The disclosures are required for annual and interim financial statements for each period for which an income statement is presented. The Company will adopt this Interpretation effective February 1, 2007. Based on the Company’s current evaluation of this Issue, the Company does not expect the adoption of EITF No. 06-3 to have a significant impact on its consolidated results of operations or financial position.

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB 108 provides interpretive guidance on how registrants should quantify financial statement misstatements. There is currently diversity in practice, with the two commonly used methods to quantify misstatements being the “rollover” method (which primarily focuses on the income statement impact of misstatements) and the “iron curtain” method (which focuses on the balance sheet impact). SAB 108 requires registrants to use a dual approach whereby both of these methods are considered in evaluating the materiality of financial statement errors. Prior materiality assessments will need to be considered using both the rollover and iron curtain methods. SAB 108 is effective for fiscal years ending on or after November 15, 2006. This Statement did not have a material impact on our Consolidated Financial Statements.

SERENA SOFTWARE, INC.

PREDECESSOR / SUCCESSOR (SEE NOTE 1 (b))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2005, 2006 and 2007

(1)    Description of Business and Summary of Significant Accounting Policies—(Continued)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. We are currently in the process of evaluating the impact of SFAS No. 157 on our Consolidated Financial Statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities (as amended),” an amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities (as amended)”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain warranty and insurance contracts at fair value on a contract-by-contract basis. The Statement applies to all reporting entities, including not-for-profit organizations, and contains financial statement presentation and disclosure requirements for assets and liabilities reported at fair value as a consequence of the election. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted subject to certain conditions, however an early adopter must also adopt SFAS 157 at the same time. Based on the Company’s current evaluation of this Statement, the Company does not expect the adoption of SFAS No. 159 to have a significant impact on its consolidated results of operations or financial position.

(2)    Property and Equipment

Property and equipment, with economic useful lives ranging from three years to seven years, consisted of the following (in thousands):

	Predecessor	Successor
	January 31,
	2006	2007
Computers and equipment	$19,145	$16,891
Furniture and fixtures	2,205	1,930

	21,350	18,821
Less: accumulated depreciation	15,423	11,890

	$5,927	$6,931

(3)    Goodwill and Other Intangible Assets

(a)    Goodwill:

The Company accounts for goodwill and certain intangible assets after an acquisition is completed in accordance with SFAS No. 142. As such, goodwill and other indefinite life intangible assets are not amortized but instead are periodically tested for impairment. The annual impairment test required by SFAS No. 142 is performed in the fourth fiscal quarter each year and has been performed in each of the fourth quarters of fiscal years 2005, 2006 and 2007. The Company has concluded that there were no indicators of impairment of goodwill as of January 31, 2007.

SERENA SOFTWARE, INC.

PREDECESSOR / SUCCESSOR (SEE NOTE 1 (b))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2005, 2006 and 2007

(3)    Goodwill and Other Intangible Assets—(Continued)

The change in the carrying amount of goodwill for the fiscal years ended January 31, 2006 and 2007 is as follows (in thousands):

Predecessor company balance as of January 31, 2005	$323,671
Activity during the Predecessor fiscal year ended January 31, 2006:
Purchase accounting adjustments Merant goodwill	(26,534)
Purchase accounting adjustments to TeamShare goodwill	(4,277)
Correction of an error on Merant purchase accounting	4,915

Predecessor company balance as of January 31, 2006 and March 9, 2006	$297,775

Successor company:
Goodwill recorded in the Merger	$795,219
Purchase accounting adjustment to Merant goodwill with respect to the release of certain tax reserves	(4,004)
Goodwill recorded in the Pacific Edge acquisition	9,845

Successor company balance as of January 31, 2007	$801,770

In the quarter ended July 31, 2005, the Company discovered an error in the calculation of the total consideration in the Merant acquisition. The fair market value of the consideration was understated by $4.9 million. The correction of the error resulted in an increase in goodwill and involved cash and shares held in escrow for the consideration payable to former Merant shareholders who had not yet submitted their certificates representing Merant shares for exchange. The error in the calculation of the total consideration represented approximately 1% of the total consideration and was not considered material.

In the quarter ended October 31, 2005, the Company made adjustments to reduce goodwill associated with the TeamShare acquisition totaling $4.3 million. These adjustments related to pre-acquisition net operating loss benefits considered more likely than not to be realized.

In the quarter ended October 31, 2005, the Company made adjustments to reduce goodwill associated with the Merant acquisition totaling $5.4 million. These adjustments related to pre-acquisition net operating loss benefits now being recognized totaling $4.5 million and the release of pre-acquisition tax reserves totaling $0.9 million.

In the quarter ended January 31, 2006, the Company made adjustments to reduce goodwill associated with the Merant acquisition totaling $16.1 million. These adjustments related to pre-acquisition U.S. research and experimentation credits and net operating loss benefits totaling $15.7 million and the expense deduction benefit from acquisition-related expenses totaling $0.4 million, all of which are now considered more likely than not to be realized.

In the quarter ended January 31, 2007, the Company made adjustments to reduce goodwill associated with the Merant acquisition totaling $2.8 million. Due to the insignificance of these adjustments, such adjustments were applied retroactively to fiscal year end January 31, 2006 and related to certain opening balance sheet fair value adjustments in deferred revenue, prepaids and cumulative adjustments.

SERENA SOFTWARE, INC.

PREDECESSOR / SUCCESSOR (SEE NOTE 1 (b))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2005, 2006 and 2007

(3)    Goodwill and Other Intangible Assets—(Continued)

Goodwill and other intangible assets consisted of the following (in thousands):

	Predecessor	Successor
	January 31, 2006	January 31, 2007
Goodwill	$297,775	$801,770

Non-compete agreements	$10,933	$—
Acquired technology	93,755	178,186
Customer relationships	51,810	278,900
Trademark / Trade name portfolio	2,600	14,300

	159,098	471,386
Less: accumulated amortization	71,739	68,698

	$87,359	$402,688

(b)    Other Intangible Assets:

Other intangible assets are comprised of the following (in thousands):

	Predecessor As of January 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Non-compete agreements	$10,933	$(4,925)	$6,008
Acquired technology	93,755	(48,636)	45,119
Customer relationships	51,810	(16,036)	35,774
Trademark / Trade name portfolio	2,600	(2,142)	458

Total	$159,098	$(71,739)	$87,359

	Successor As of January 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Non-compete agreements	$—	$—	$—
Acquired technology	178,186	(36,158)	142,028
Customer relationships	278,900	(30,950)	247,950
Trademark / Trade name portfolio	14,300	(1,590)	12,710

Total	$471,386	$(68,698)	$402,688

SERENA SOFTWARE, INC.

PREDECESSOR / SUCCESSOR (SEE NOTE 1 (b))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2005, 2006 and 2007

(3)    Goodwill and Other Intangible Assets—(Continued)

Estimated amortization expense:
For year ended January 31, 2008	$72,030
For year ended January 31, 2009	71,718
For year ended January 31, 2010	71,630
For year ended January 31, 2011	70,337
For year ended January 31, 2012	40,361
Thereafter	76,612

Total	$402,688

As of January 31, 2007, the weighted average remaining amortization period for acquired technology is 47 months; trademark/trade name portfolio is 85 months; and customer relationships are 85 months. The total weighted average remaining amortization period for all identifiable intangible assets is 70 months. For the Predecessor company, the aggregate amortization expense of acquired technology was $14.1 million, $16.9 million and $1.8 million in the fiscal years ended January 31, 2005 and 2006, and abbreviated period from February 1, 2006 through March 9, 2006, respectively. For the Predecessor company, the aggregate amortization expense of other intangible assets was $9.6 million, $10.5 million and $1.1 million in the fiscal years ended January 31, 2005 and 2006, and abbreviated period from February 1, 2006 through March 9, 2006, respectively. For the Successor company, the aggregate amortization expense of acquired technology and aggregate amortization expense of other intangible assets was $36.1 million and $32.5 million, respectively, for the Successor period running from March 10, 2006 through January 31, 2007. There were no impairment charges in fiscal year 2005, 2006 or 2007.

(4)    Accrued Expenses

(a) Total Accrued Expenses

Total accrued expenses consisted of the following (in thousands):

	Predecessor	Successor
	January 31,
	2006	2007
Management incentive bonuses and commissions	$6,300	$4,564
Payroll-related items	3,597	4,442
Royalties	1,160	1,629
Acquisition consideration payable	865	779
Acquisition-related and restructuring charges and accruals	3,394	2,085
Other	10,519	16,760

	$25,835	$30,259

(b)    Acquisition-Related and Restructuring Charges and Accruals

The Successor company’s total acquisition-related and restructuring accrual is predominantly associated with the Merger in March 2006 and the Predecessor company’s acquisition of Merant in April 2004, and to a lesser extent, three smaller technology acquisitions in March 2005, March 2006 and October 2006.

SERENA SOFTWARE, INC.

PREDECESSOR / SUCCESSOR (SEE NOTE 1 (b))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2005, 2006 and 2007

(4)    Accrued Expenses—(Continued)

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

In aggregate, the Predecessor Company and Successor Company combined accrued $42.6 million and paid $43.6 million in acquisition-related and restructuring charges in the fiscal year ended January 31, 2007. The nature of the acquisition-related and restructuring charges and the amounts paid and accrued as of January 31, 2005, 2006 and 2007, which are included in accrued expenses are summarized as follows (in thousands):

	Severance, payroll taxes and other employee benefits	Facilities closures	Legal and other acquisition- related costs	Total acquisition- related and restructuring charges and accruals
Predecessor company balances as of January 31, 2004	$115	$47	$5	$167
Activity during the fiscal year ended January 31, 2005:
Accrued	10,071	1,300	12,948	24,319
Paid	(5,120)	(710)	(11,108)	(16,938)
Adjustments	—	—	(905)	(905)

Predecessor company balances as of January 31, 2005	$5,066	$637	$940	$6,643
Activity during the fiscal year ended January 31, 2006:
Accrued	—	—	6,562	6,562
Paid	(3,138)	(339)	(4,098)	(7,575)
Adjustments (1)	(1,428)	(143)	(665)	(2,236)

Predecessor company balances as of January 31, 2006	500	155	2,739	3,394
Activity during the Predecessor period from February 1, 2006 through March 9, 2006:
Accrued	553	—	41,463	42,016
Paid	(172)	(2)	(885)	(1,059)

Predecessor company balances as of March 9, 2006	881	153	43,317	44,351
Activity during the Successor period from March 10, 2006 through January 31, 2007 after assuming the Predecessor’s March 9, 2006 balances:
Accrued	10	201	366	577
Paid	(727)	(40)	(41,787)	(42,554)
Adjustments (2)	—	—	(289)	(289)

Successor company balances as of January 31, 2007	$164	$314	$1,607	$2,085

SERENA SOFTWARE, INC.

PREDECESSOR / SUCCESSOR (SEE NOTE 1 (b))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2005, 2006 and 2007

(4)    Accrued Expenses—(Continued)

(1)	Purchase accounting adjustments recorded in the first fiscal quarter ended April 30, 2005 totaled $2.2 million and were the result of finalizing certain acquisition-related estimates associated with the Merant acquisition at the one year anniversary of the acquisition. There were no purchase accounting adjustments associated with acquisition-related and restructuring charges recorded in the second, third or fourth fiscal quarters in the fiscal year ended January 31, 2006.
(2)	Purchase accounting adjustments recorded in the third fiscal quarter ended October 31, 2006 totaled $0.2 million and were the result of finalizing certain acquisition-related estimates associated with the Merger. Purchase accounting adjustments recorded in the fourth fiscal quarter ended January 31, 2007 totaled $0.1 million and were the result of finalizing certain acquisition-related estimates associated with a smaller technology acquisition in March 2006.

Acquisition-related and restructuring accruals at January 31, 2006 and 2007 totaling $3.4 million and $2.1 million, respectively, are reflected in accrued expenses in the Company’s consolidated balance sheets.

(5)    Mergers and Acquisitions

Spyglass Merger Corp.

As discussed in Note 1 the Spyglass Merger was completed on March 10, 2006. Upon completion of the Merger, each share of Serena Common Stock issued and outstanding immediately prior to the effective time of the Merger (other than shares held in the treasury of Serena, owned by Spyglass or any direct or indirect wholly owned subsidiary of Spyglass or Serena that was not an employee benefit trust or held by stockholders who were entitled to and who properly exercised appraisal rights under Delaware law) was converted into the right to receive $24.00 in cash, without interest. In addition, in connection with the Merger, a certain stockholder, who is one of our directors and who prior to the Merger was also an executive officer of Serena, exchanged equity interests in Serena, which were valued for purposes of such exchange at approximately $154.1 million, for equity investments in the surviving corporation. Also in connection with the Merger, certain members of Serena’s management team made equity investments in the surviving corporation through retention of their stock options and restricted stock or the acquisition of common stock in the surviving corporation. None of Serena’s existing $220 million of convertible subordinated notes (“Notes”) converted to Serena common stock prior to completion of the Merger. In accordance with the indenture provisions and upon proper notice of conversion, $154.6 million of Serena’s existing $220 million of Notes were exchanged for cash in an amount of $24.00 for each share of Serena common stock into which the Notes were convertible prior to the consummation of the Merger. Subsequent to the Merger, all but $4,000 of Serena’s existing $220 million of Notes were exchanged for cash in an amount of $24.00 per share.

In connection with the signing of the merger agreement, Spyglass and Silver Lake Management Company, L.L.C., or the manager, entered into a management agreement pursuant to which the manager will provide consulting and management advisory services to the Company. Silver Lake Management Company, L.L.C. is an affiliate of the Silver Lake investors. Pursuant to this agreement, the manager received a transaction fee in the amount of $10.0 million payable at completion of the acquisition transactions. The transaction fee was expensed in the predecessor period from February 1, 2006 to March 9, 2006 as restructuring, acquisition and other charges. Also pursuant to this agreement, the manager will receive an annual fee thereafter of $1.0 million, payable quarterly in advance, and fees as mutually agreed between the manager and the Company in connection with future financing, acquisition, disposition and change of control transactions involving the Company or its subsidiaries. The manager or its affiliates also received reimbursement for their out-of-pocket expenses incurred

SERENA SOFTWARE, INC.

PREDECESSOR / SUCCESSOR (SEE NOTE 1 (b))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2005, 2006 and 2007

(5)    Mergers and Acquisitions—(Continued)

by them in connection with the acquisition transactions prior to the completion of the acquisition transactions and will receive reimbursements for their out-of-pocket expenses in connection with the provision of services pursuant to the management agreement. The management agreement also contains customary exculpation and indemnification provisions in favor of the manager and its affiliates. This agreement has a term of seven years, but may be terminated by either party earlier upon certain events, including an initial public offering of our common stock. In connection with any such early termination, we are required to pay certain fees to the manager.

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

In connection with the Merger, the Successor company recorded $795.2 million in goodwill. The goodwill is not expected to be deductible for tax purposes. The primary factor that contributed to a purchase price that resulted in recognition of a significant amount of goodwill was the cash premium paid to public shareholders as a result of the large installed base that generates a profitable and steady maintenance stream and thereby allowing the company to leverage the new equity investment. The primary reason for the Merger was to allow management to have a longer term outlook for business by taking the company’s equity private.

The total estimated purchase price was $1,009.2 million and consisted of a combination of cash and stock as follows (in thousands):

Cash paid	$826,396
Shares assumed based on the common stock fair value on the closing date	155,510
Estimated fair value of options assumed	16,497
Estimated direct transaction costs	10,750

Total estimated purchase price of acquisition	$1,009,153

The total preliminary allocation of purchase price was as follows (in thousands):

Fair value of net liabilities assumed	$(68,075)
Acquired technology	165,800
Acquired in-process research and development	4,100
Trademark / Trade name portfolio	14,200
Customer relationships	276,200
Deferred tax liability	(178,291)
Goodwill	795,219

Total estimated purchase price of acquisition	$1,009,153

SERENA SOFTWARE, INC.

PREDECESSOR / SUCCESSOR (SEE NOTE 1 (b))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2005, 2006 and 2007

(5)    Mergers and Acquisitions—(Continued)

Net tangible assets—The Predecessor company’s tangible assets and liabilities as of March 10, 2006 were reviewed and adjusted in purchase accounting of the Successor company to their fair value as necessary. Debt issuance costs totaling $3.7 million and accrued interest expense of $0.5 million both associated with the Predecessor company’s $220 million of convertible subordinated notes that were converted in the Merger were fully expensed. The Predecessor company’s $220 million of convertible subordinated notes were fair value adjusted to include the conversion premium totaling $17.9 million.

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

See note 3 of notes to our consolidated financial statements for further information regarding other intangible assets.

Acquired in-process research and development—Approximately $4.1 million has been allocated to acquired in-process research and development. See note 6 of notes to our consolidated financial statements for further information regarding acquired in-process research and development.

Goodwill—Approximately $795.2 million has been allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and intangible assets. In accordance with SFAS 142, goodwill will not be amortized but instead will be tested for impairment at least annually (more frequently if certain indicators are present). See Note 6 of our condensed consolidated financial statements for further information regarding goodwill.

SERENA SOFTWARE, INC.

PREDECESSOR / SUCCESSOR (SEE NOTE 1 (b))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2005, 2006 and 2007

(5)    Mergers and Acquisitions—(Continued)

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

Pro Forma Results

The unaudited financial information in the table below summarizes the results of operations of the Predecessor and Successor companies, on a pro forma basis, as though the Merger had occurred as of February 1, 2005. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the Merger had taken place on February 1, 2005 or of results that may occur in the future. The pro forma financial information for the fiscal years ended January 31, 2006 and 2007 includes amortization of acquired technologies, amortization of other intangible assets and amortization of stock-based compensation related to the Merger of $30.1 million, $32.6 million, and $7.5 million, respectively, for the fiscal year ended January 31, 2006, and $39.8 million, $36.4 million, and $7.5 million, respectively, for the fiscal year ended January 31, 2007. Restructuring costs and acquired in-process research and development costs have been excluded as they would not have been part of the results of operations for the fiscal years ended January 31, 2006 and 2007 that would have been achieved if the Merger had taken place on February 1, 2005.

The unaudited pro forma financial information for the fiscal years ended January 31, 2006 and 2007 is as follows (in thousands):

	Fiscal Year Ended January 31,
	2006	2007
Total revenue(1)	$255,772	$255,291
Operating income	$16,459	$2,834
Net loss	$(17,769)	$(30,390)

(1)	Pro Forma total revenue includes the write down of deferred maintenance revenue recorded in the merger.

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

With the acquisition of Pacific Edge, the Company adds Mariner, a PPM product, to its existing solution set. Mariner complements Serena’s existing strategy, which provides for Application Lifecycle Management (“ALM”).

SERENA SOFTWARE, INC.

PREDECESSOR / SUCCESSOR (SEE NOTE 1 (b))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2005, 2006 and 2007

(5)    Mergers and Acquisitions—(Continued)

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

Business Application Planning Technology Acquisition

In March 2005, the Predecessor Company acquired business application planning technology for approximately $4.1 million. In connection with the acquisition, which had been accounted for as an asset purchase, the Predecessor Company had capitalized $7.0 million of acquired technology associated with the business application planning technology, and had recorded an accrual of $0.1 million for acquisition-related charges. Also in connection with the asset purchase, the Company had recorded a deferred tax liability of approximately $2.8 million for the difference between the assigned values and the tax bases of the acquired technology.

RTM Acquisition from Integrated Chipware, Inc.

In June 2004, the Predecessor Company acquired the technology, assets, associated expertise and customer base for Integrated Chipware’s Requirements and Traceability Management (“RTM”) product, one of the industry’s leading requirements management solutions, for $3.8 million. In connection with the acquisition, which had been accounted for as an acquisition of a business, the Predecessor Company had capitalized $4.3 million of acquired technology associated with the RTM product and had recorded an accrual of $0.2 million for acquisition-related charges. There was no goodwill recorded in the business acquisition. Also in connection with the acquisition, the Predecessor Company acquired certain selected assets and assumed certain liabilities including selected trade receivables and deferred maintenance contracts; all of which had been recorded at their fair values.

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

In connection with the acquisition, the Company recorded $264.4 million in goodwill. The goodwill is not expected to be fully deductible for tax purposes. The primary reasons for the acquisition and the factors that contributed to a purchase price that resulted in recognition of a significant amount of goodwill included the large installed base that provided the combined companies with distribution leverage to cross sell products, expand into new geographies, create new opportunities in channel development and generate a profitable and steady maintenance stream.

SERENA SOFTWARE, INC.

PREDECESSOR / SUCCESSOR (SEE NOTE 1 (b))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2005, 2006 and 2007

(5)    Mergers and Acquisitions—(Continued)

The Company acquired 100% of Merant’s outstanding share capital and thereby acquired all of its assets and assumed all of its liabilities. The total purchase price was $420.5 million and consisted of a combination of cash and stock as follows (in thousands):

Fair market value of Serena common stock issued (approximately 5.9 million shares)	$123,578
Cash paid	268,775
Estimated fair value of options assumed	7,201
Estimated employee severance and other costs	13,381
Estimated acquisition-related costs	7,573

Total estimated purchase price of acquisition	$420,508

The total purchase price was allocated as follows (in thousands):

Fair value of assets acquired	$131,071
Acquired technology	45,000
Acquired in-process research and development	10,400
Trademark / Trade name portfolio	2,400
Customer contracts	47,500
Non-compete agreements	9,300
Intrinsic value of options assumed	1,822
Fair value of liabilities assumed	(45,571)
Deferred tax liability	(45,771)
Goodwill	264,357

Total estimated purchase price of acquisition	$420,508

(6)    Acquired In-process Research and Development

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

From these projected revenues, the Successor company deducted costs of sales, operating costs (excluding costs associated with the efforts to be completed on the development efforts underway), royalties and taxes to determine net cash flows. The Successor company estimated the percentage of completion of the development efforts for each application by comparing the estimated costs incurred and portions of the development accomplished through the acquisition date by the total estimated cost and total development effort of developing

SERENA SOFTWARE, INC.

PREDECESSOR / SUCCESSOR (SEE NOTE 1 (b))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2005, 2006 and 2007

(6)    Acquired In-process Research and Development—(Continued)

these same applications. This percentage was calculated for each application and was then applied to the net cash flows for which each application was projected to generate. These net cash flows were then discounted to present values using appropriate risk-adjusted discount rates in order to arrive at discounted fair values for each application.

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

(7)    Stock-Based Compensation

Effective February 1, 2006, the Company adopted the provisions of SFAS 123R. See Note 1(q) of notes to our consolidated financial statements for a description of Serena’s adoption of SFAS 123R.

Restricted Stock Purchase Agreements

In connection with the consummation of the Merger, the Company had entered into restricted stock agreements, dated as of March 10, 2006, with each of Mr. Woodward, the Company’s former CEO, and Mr. Pender, the Company’s CFO. Pursuant to these agreements, Mr. Woodward was issued 604,800 shares of the Company’s common stock and Mr. Pender was issued 307,200 shares of the Company’s common stock. The awards are unvested and subject to the executive’s continued employment with Serena through June 16, 2010. In addition, if Serena is subject to a “change in control” (as defined in the agreements) while the executive remains an employee of Serena, the remaining unvested shares will immediately vest in full. The restricted stock agreements also provide that each of Mr. Woodward and Mr. Pender has the right to receive “gross-up payments” from Serena for excise taxes, if any, imposed under Section 4999 of the Internal Revenue Code by reason of payments or benefits made or provided to Mr. Woodward and Mr. Pender as a result of any transaction consummated on or prior to April 1, 2006 under their restricted stock agreements and under any other plans, programs and arrangements of Serena. Mr. Woodward’s entire 604,800 shares of the Company’s common stock issued to him under his restricted stock purchase agreement were cancelled with his resignation from the Company on December 20, 2006.

2006 Stock Incentive Plan

Following the completion of the Merger, Serena established a new stock incentive plan, the 2006 Stock Incentive Plan (the “2006 Plan”), which governs, among other things, the grant of options, restricted stock

SERENA SOFTWARE, INC.

PREDECESSOR / SUCCESSOR (SEE NOTE 1 (b))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2005, 2006 and 2007

(7)    Stock-Based Compensation—(Continued)

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

As of January 31, 2007, a total of 13,515,536 shares of common stock were reserved for issuance upon the exercise of stock options and for the future grant of stock options or awards under the 2006 Plan.

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

SERENA SOFTWARE, INC.

PREDECESSOR / SUCCESSOR (SEE NOTE 1 (b))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2005, 2006 and 2007

(7)    Stock-Based Compensation—(Continued)

Prior to February 1, 2006, Serena accounted for employee stock-based compensation using the intrinsic value method in accordance with APB 25, and related interpretations. The Company amortized deferred stock-based compensation on an accelerated basis in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.” Since the exercise price of options granted under such plans was equal to the market value on the date of grant, no compensation cost had been recognized for grants under its stock option plans and stock purchase plans. In accordance with APB No. 25, the Company did not recognize compensation cost related to its employee stock purchase plan. If compensation cost for the Company’s stock-based compensation plans had been determined consistent with SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” the Company’s net income would have been reduced to the pro forma amounts indicated in the table below (in thousands):

	Predecessor
	Fiscal Year Ended January 31, 2005	Fiscal Year Ended January 31, 2006
Net income as reported	$9,486	$35,267
Add: stock-based employee compensation expense included in reported net income, net of tax	477	1,120
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(11,835)	(12,481)

Pro forma net (loss) income	$(1,872)	$23,906

For the pro forma amounts determined under SFAS No. 123, as set forth above, the fair value of each stock option grant under the stock option plans and the fair value of the employees’ purchase rights under the employee stock purchase plan (“ESPP”) are estimated on the date of grant using the Black-Scholes Option-Pricing Model with the following weighted-average assumptions used for grants in each of the fiscal years ended January 31, 2005 and 2006.

	Stock Option Plans		ESPP
	Fiscal Year Ended January 31,		Fiscal Year Ended January 31,
	2005	2006	2005	2006
Expected life (in years)	4.5	4.5	0.5	0.5
Risk-free interest rate	4.0%	4.8%	3.1%	4.8%
Volatility	85%	58%	39%	22%
Dividend yield	0%	0%	0%	0%

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions including the expected stock price volatility. With respect to the pro forma amounts determined under SFAS No. 123, as set forth above, we use historical volatility rates, which are based upon historical volatility rates trended into future years. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our options. Based upon the above assumptions, the weighted

SERENA SOFTWARE, INC.

PREDECESSOR / SUCCESSOR (SEE NOTE 1 (b))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2005, 2006 and 2007

(7)    Stock-Based Compensation—(Continued)

average fair value per share of options granted under the option plans during the fiscal years ended January 31, 2005 and 2006 was $12.65 and $14.00, respectively. The weighted average fair value per share of stock granted under the 1999 ESPP during the fiscal years ended January 31, 2005 and 2006 was $5.64 and $5.17, respectively.

Prior to the adoption of SFAS 123R, the Company presented unearned compensation as a separate component of stockholders’ equity. In accordance with the provisions of SFAS 123R, on February 1, 2006, the Predecessor company reclassified the balance in unearned compensation to additional paid-in capital on its balance sheet.

Prior to the adoption of SFAS 123R, the Company presented all tax benefits for deductions resulting from the exercise of stock options as operating cash flows on its statement of cash flows. SFAS 123R requires the cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense recorded for those options (excess tax benefits) to be classified as financing cash flows. The Company did not record any excess tax benefits as financing cash inflows rather than as operating cash inflows on its statements of cash flows for either the Predecessor or Successor periods in the fiscal year ended January 31, 2007. Compensation costs capitalized as part of property and equipment was not material for all periods presented.

As of January 31, 2007, total unrecognized compensation costs related to unvested stock options and restricted stock awards was $14.6 million. Unvested stock options are expected to be recognized over a period of 4 to 5 years and restricted stock awards are expected to be recognized over a period of 4 years.

The fair value of each stock option grant under the stock option plans and the fair value of the employees’ purchase rights under the employee stock purchase plan (“ESPP”) are estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the fiscal year ended January 31, 2007.

	Stock Option Plans		ESPP
	Fiscal Year Ended January 31, 2007
	Predecessor For the Period From February 1, 2006 to March 9, 2006	Successor For the Period From March 10, 2006 to January 31, 2007	Predecessor/ Successor 2007
Expected life (in years)	3.75	4.0 to 5.0	N/A
Risk-free interest rate	4.8%	4.6% to 4.9%	N/A
Volatility	50%	35% to 54%	N/A

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

With respect to the amounts determined under SFAS No. 123R, as set forth above, Serena’s expected volatility is based on the combination of historical volatility of the Company’s common stock and the Company’s

SERENA SOFTWARE, INC.

PREDECESSOR / SUCCESSOR (SEE NOTE 1 (b))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2005, 2006 and 2007

(7)    Stock-Based Compensation—(Continued)

peer group’s common stock over the period commensurate with the expected life of the options and the mean historical implied volatility from traded options. To assist management in determining the estimated fair value of the Company’s common stock, the Company engaged an independent valuation specialist to perform a valuation as of January 31, 2007. In estimating the fair value of the Company’s common stock as of January 31, 2007, the independent valuation firm employed a two-step approach that first estimated the fair value of the Company as a whole, and then allocated the enterprise value to the Company’s common stock. The risk-free interest rates are derived from the average U.S. Treasury constant maturity rates during the period, which approximate the rate in effect at the time of grant for the respective expected term. The expected terms are based on the observed and expected time to post-vesting exercise and/or cancellation of options. Serena does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero. Under SFAS 123R, Serena estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses forecasted projections to estimate pre-vesting option forfeitures and records stock-based compensation expense only for those awards that are expected to vest.

General Stock Option Information

The following table sets forth the summary of option activity under our stock option programs for the Predecessor period from February 1, 2006 through March 9, 2006 and Successor period from March 10, 2006 through January 31, 2007:

	Options Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price
Predecessor company balances as of January 31, 2006	660,795	6,159,492	$19.16
Activity during the Predecessor period from February 1, 2006 through March 9, 2006:
Granted with an exercise price equal to the fair value of common stock	—	—
Exercised	—	(71,461)	$14.93
Cancelled	—	(32,032)	$22.67

Predecessor company balances as of March 9, 2006	660,795	6,055,999	$19.19

Successor company balances as of March 9, 2006	—	—	—
Activity during the Successor period from March 10, 2006 through January 31, 2007:
Authorized, including options assumed from the Predecessor	13,515,536	—	—
Options assumed in the merger		3,940,574	$1.25
Options assumed in the merger		5,955	$8.40
Granted	(12,117,500)	12,117,500	$5.01
Exercised	—	(1,598,111)	$1.25
Cancelled	651	(651)	$1.25
Cancelled	3,610,000	(3,610,000)	$5.00

Successor company balances as of January 31, 2007	5,008,687	10,855,267	$4.20

SERENA SOFTWARE, INC.

PREDECESSOR / SUCCESSOR (SEE NOTE 1 (b))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2005, 2006 and 2007

(7)    Stock-Based Compensation—(Continued)

Information regarding the stock options outstanding at January 31, 2007 is summarized as follows:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.25	2,341,812	5.72 years	$1.25	2,341,812	$1.25
$5.00	7,495,000	9.03 years	$5.00	440,775	$5.00
$5.09	1,012,500	9.92 years	$5.09	12,625	$5.09
$8.40	5,955	6.34 years	$8.40	5,955	$8.40

	10,855,267	8.40 years	$4.20	2,801,167	$1.87

The aggregate intrinsic value of options outstanding and options exercisable as of January 31, 2007 was $9.7 million and $9.0 million, respectively.

General Restricted Stock Information

	Non-Vested Shares	Weighted Average Grant Date Fair Value
Predecessor company balances as of January 31, 2006	475,000	$19.85
No activity during the Predecessor period from February 1, 2006 through March 9, 2006:

Predecessor company balances as of March 9, 2006	475,000	$19.85

Successor company balances as of March 9, 2006	—	—
Activity during the Successor period from March 10, 2006 through January 31, 2007:
Restricted stock assumed in the merger	912,000	$5.00
Restricted stock cancelled	(604,800)	$5.00

Successor company balances as of January 31, 2007	307,200	$5.00

SERENA SOFTWARE, INC.

PREDECESSOR / SUCCESSOR (SEE NOTE 1 (b))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2005, 2006 and 2007

(7)    Stock-Based Compensation—(Continued)

Stock-based compensation expense for the fiscal years ended January 31, 2005, 2006 and 2007 is as follows (in thousands):

	Predecessor			Successor
	Fiscal Year Ended January 31,		Fiscal Year Ended January 31, 2007
			For the Period From February 1, 2006 to March 9, 2006	For the Period From March 10, 2006 to January 31, 2007
	2005(2)	2006(3)
Cost of maintenance	$21	$17	$1	$192
Cost of professional services	23	19	2	252

Stock-based compensation in cost of revenue	44	36	3	444

Sales and marketing	386	316	27	2,671
Research and development	176	144	12	1,451
General and administrative	124	1,281	212	2,729
Restructuring, acquisition and other charges (1)	—	—	18,457	—

Stock-based compensation in operating expenses	686	1,741	18,708	6,851

Total stock-based compensation	$730	$1,777	$18,711	$7,295

(1)	Represents stock-based compensation expense from the acceleration of unvested stock options and unvested restricted stock resulting from the merger.
(2)	In fiscal 2005, in connection with the Company’s acquisition of Merant, the Company recorded $0.7 million in stock-based compensation expense.
(3)	In fiscal 2006, in connection with the Company’s granting of restricted stock to certain executive officers in the second quarter of fiscal 2006, the Company recorded $9.4 million in deferred stock-based compensation on issuance of 475,000 shares of restricted stock. Stock-based compensation expense totaled $1.8 million in fiscal 2006, of which, $1.2 million was in connection with the restricted stock grants and $0.6 million was in connection with the Company’s acquisition of Merant.

SERENA SOFTWARE, INC.

PREDECESSOR / SUCCESSOR (SEE NOTE 1 (b))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2005, 2006 and 2007

(8)    Income Taxes

Income from continuing operations before income taxes included from foreign operations was $4.3 million, $5.9 million, and $13.6 million in fiscal 2005, 2006, and 2007, respectively. The provision for income taxes consisted of the following (in thousands):

	Predecessor			Successor
	Fiscal Year Ended January 31,		Fiscal Year Ended January 31, 2007
			For the Period From February 1, 2006 to March 9, 2006	For the Period From March 10, 2006 to January 31, 2007
	2005	2006
Current:
Federal	$18,729	$11,399	$(82)	$(195)
State	4,344	2,150	17	40
Foreign	1,315	1,787	692	1,635

	24,388	15,336	627	1,480

Deferred:
Federal	(11,466)	3,506	(7,114)	(16,780)
State	(2,349)	(1,479)	(1,848)	(4,359)

	(13,815)	2,027	(8,962)	(21,139)

Total income tax expense (benefit)	$10,573	$17,363	$(8,335)	$(19,659)

The Company’s effective tax rate differs from the statutory federal income tax rate of 35% for fiscal 2005, 2006, and 2007 primarily due to the following (in thousands):

	Predecessor			Successor
	Fiscal Year Ended January 31,		Fiscal Year Ended January 31, 2007
			For the Period From February 1, 2006 to March 9, 2006	For the Period From March 10, 2006 to January 31, 2007
	2005	2006
Tax expense at federal statutory rate	$7,021	$18,421	$(15,068)	$(14,753)
Research and experimentation credit	(514)	(678)	—	(351)
State tax, net of federal benefit	1,297	1,391	—	(4,011)
Foreign export sales benefit	(177)	(180)	—	(123)
Foreign rate differential	—	(141)	—	(2,437)
Release of prior year reserves	(832)	(1,101)	—	—
In-process research and development	3,640	—	—	1,435
Acquisition expense	—	1,581	6,344	—
Other	138	(1,930)	389	581

Total income tax expense (benefit)	$10,573	$17,363	$(8,335)	$(19,659)

SERENA SOFTWARE, INC.

PREDECESSOR / SUCCESSOR (SEE NOTE 1 (b))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2005, 2006 and 2007

(8)    Income Taxes—(Continued)

The unremitted foreign earnings that are considered to be permanently invested outside the United States and on which no U.S. taxes have been provided, were approximately $0, $2.8 million and $13.6 million in fiscal 2005, 2006, and 2007, respectively.

Tax benefits from deductions associated with various stock option plans are not reflected in the current federal and state provisions in accordance with the provisions of FAS123R. Tax benefits for fiscal 2005 and 2006 were approximately $1.8 million and $2.2 million, respectively.

The Company’s net deferred tax assets (liabilities) are summarized as follows (in thousands):

	Predecessor	Successor
	January 31
	2006	2007
Deferred tax assets:
Allowance for doubtful accounts	$703	$341
Accrued expenses	2,484	1,274
Deferred revenue	1,756	2,734
State taxes	1,526	6,223
Property and equipment, net	6,936	—
Long lived assets acquired in a business combination, net	826	1,907
NOLand tax credits carryforward	4,664	18,639
Other	312	2,474

Total deferred tax assets	19,207	33,592
Valuation allowance	(3,791)	(7,696)

Net deferred tax assets	15,416	25,896

Deferred tax liabilities:
Long lived assets acquired in a business combination, net	(31,104)	(161,941)
Property and equipment, net	(603)	(2,413)
Other	(3,027)	(2,199)

Total deferred tax liabilities	(34,734)	(166,553)

Net deferred tax liabilities	$(19,318)	$(140,657)

The Company recorded a valuation allowance of $3.8 million and $7.7 million at January 31, 2006 and January 31, 2007, respectively. The valuation allowance increased (decreased) by $22.8 million, ($19.0) million and $3.9 million for the years ended January 31, 2005, 2006 and 2007, respectively. We have concluded that it is more likely than not that we will not realize the benefit from the deferred tax assets related to federal and state acquisition net operating loss carryforwards. If released, $7.7 million of the valuation allowance will be credited to goodwill.

At January 31, 2007, the Company had U.S. federal, state and foreign net operating loss carryforwards of approximately $25.4 million, $33.8 million, and $8.0 million, respectively. The U.S. federal and state losses will begin expiring in 2013 if not utilized and the foreign losses do not expire. At January 31, 2007, the Company also had U.S. federal and state tax credit carryforwards of approximately $0.8 million and $1.3 million, respectively. The U.S. federal research and development credit carryforwards will begin to expire in 2014 and the alternative minimum tax credit will carryforward indefinitely.

SERENA SOFTWARE, INC.

PREDECESSOR / SUCCESSOR (SEE NOTE 1 (b))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2005, 2006 and 2007

(9)    Commitments and Contingencies

(a)    Leases and debt

The Company has non-cancelable operating lease agreements for office space that expire between calendar 2007 and 2013. Minimum payments including operating leases and debt for the five succeeding years as of January 31, 2007, are as follows (in thousands):

	Successor
	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
	(in thousands)
Operating lease obligations	$13,792	$4,717	$5,770	$3,305	$—
Restructuring-related operating lease obligations	1,844	1,159	329	225	131
Senior secured term loan	375,000	—	—	—	375,000
Senior subordinated notes	200,000	—	—	—	200,000
Convertible subordinated notes	5	5	—	—	—

	$590,641	$5,881	$6,099	$3,530	$575,131

With respect to the Company’s operating leases and debt, annual minimum payments for the five succeeding years as of January 31, 2007, are as follows (in thousands):

Fiscal year ended January 31, 2008	$5,881
Fiscal year ended January 31, 2009	3,352
Fiscal year ended January 31, 2010	2,747
Fiscal year ended January 31, 2011	2,414
Fiscal year ended January 31, 2012	1,116
Thereafter	575,131

Total	$590,641

Rent expense was $4,364,000, $4,591,000, $483,000 and $5,100,000 for the fiscal years ended January 31, 2005 and 2006, the predecessor period February 1, 2006 to March 9, 2006 and the successor period March 10, 2006 to January 31, 2007, respectively.

(b)    Licensing and Other Agreements

The Company has commitments under licensing agreements that provide for payments based on revenues of certain products. For the fiscal years ended January 31, 2005, 2006, predecessor period from February 1, 2006 to March 9, 2006, and successor period from March 10, 2006 to January 31, 2007, the Company’s fees paid or accrued under these license agreements were $1,611,000, $1,964,000, $178,000 and $1,959,000, respectively.

(c)    Customer Indemnification

From time to time, the Company agrees to indemnify its customers against liability if the Company’s products infringe a third party’s intellectual property rights. As of January 31, 2007, the Company was not subject to any pending litigation alleging that the Company’s products infringe the intellectual property rights of any third parties.

SERENA SOFTWARE, INC.

PREDECESSOR / SUCCESSOR (SEE NOTE 1 (b))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2005, 2006 and 2007

(10)    Debt

Debt as of January 31, 2006 and 2007 consists of the following (in thousands):

	Predecessor	Successor
	As of January 31,
	2006	2007
Senior Secured term loan, due March 10, 2013, three-month LIBOR plus 2.25%	$—	$375,000
Senior subordinated notes, due March 15, 2016, 10.375%	—	200,000
Convertible subordinated notes due December 15, 2023, 1.5%	220,000	5

Total long-term debt	220,000	575,005
Less current portion	—	(30,000)

Total long-term debt, less current portion	$220,000	$545,000

Senior Secured Credit Agreement

In connection with the consummation of the Merger, the Successor Company entered into a senior secured credit agreement pursuant to a debt commitment we obtained from affiliates of the initial purchasers of our senior subordinated notes (“the Credit Facility”).

General.    The borrower under the Credit Facility initially was Spyglass Merger Corp. and immediately following completion of the Merger became Serena. The Credit Facility provides for (1) a seven-year term loan in the amount of $400.0 million, which will amortize at a rate of 1.00% per year on a quarterly basis for the first six and three-quarters years after the closing date of the Merger, with the balance paid at maturity, and (2) a six-year revolving Credit Facility that permits loans in an aggregate amount of up to $75.0 million, which includes a letter of Credit Facility and a swing line facility. In addition, subject to certain terms and conditions, the Credit Facility provides for one or more uncommitted incremental term loan and/or revolving credit facilities in an aggregate amount not to exceed $150.0 million. Proceeds of the term loan on the initial borrowing date were used to partially finance the Merger, to refinance certain indebtedness of Serena and to pay fees and expenses incurred in connection with the Merger. Proceeds of the revolving Credit Facility and any incremental facilities will be used for working capital and general corporate purposes of the Predecessor Company and its restricted subsidiaries.

In the quarter ended July 31, 2006, the Company made a $25 million principal payment on the $400 million senior secured term loan. On February 6, 2007, the Company made a $30 million principal payment on the $400 million senior secured term loan.

Senior Subordinated Notes

We have outstanding $200.0 million principal amount of senior subordinated notes, which bear interest at a rate of 10.375%, payable semi-annually on March 15 and September 15, and which mature on March 15, 2016. Each of our domestic subsidiaries that guarantees the obligations under our senior secured credit agreement will jointly, severally and unconditionally guarantee the notes on an unsecured senior subordinated basis. We do not have any domestic subsidiaries and, accordingly, there are no guarantors. The notes are our unsecured, senior subordinated obligations, and the guarantees, if any, will be unsecured, senior subordinated obligations of the

SERENA SOFTWARE, INC.

PREDECESSOR / SUCCESSOR (SEE NOTE 1 (b))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2005, 2006 and 2007

(10)    Debt—(Continued)

guarantors. The notes are subject to redemption at our option under terms and conditions specified in the indenture related to the notes, and may be redeemed at the option of the holders at 101% of their face amount, plus accrued and unpaid interest, upon certain change of control events.

Subordinated Convertible Notes

On December 15, 2003, we issued an aggregate principal amount of $220.0 million of our 1.5% Convertible Subordinated Securities due 2023, or the convertible subordinated notes, in a private placement. We pay interest on June 15 and December 15 of each year. The first interest payment was made on June 15, 2004. Prior to the consummation of the Merger, the convertible subordinated notes were convertible under certain conditions into shares of Serena common stock at an initial conversion rate of 45.0577 shares per $1,000 principal (representing an initial conversion price of approximately $22.194 per share), subject to certain adjustments. Upon the consummation of the Merger, the convertible subordinated notes became convertible into $24.00 per share of Serena common stock into which such notes were convertible prior to the Merger. Approximately $4,000 of the convertible subordinated notes and an additional $1,000 in conversion premium remained outstanding on January 31, 2007. We expect to repurchase any such notes requested to be repurchased in the future.

Debt Covenants

The subordinated notes and the Credit Facility contain various covenants including limitations on additional indebtedness, capital expenditures, restricted payments, the incurrence of liens, transactions with affiliates and sales of assets. In addition, the Credit Facility requires the Company to comply with certain financial covenants, including leverage and interest coverage ratios and capital expenditure limitations. The Company was in compliance with all of the covenants of the Credit Facility as of January 31, 2007.

Our senior secured credit agreement requires us to maintain a consolidated Adjusted EBITDA to consolidated interest expense ratio starting at a minimum of 1.35x for the one-quarter period ending July 31, 2006 and stepping up over time to 1.40x by the end of the fiscal year ending January 31, 2007, 1.60x by the end of the fiscal year ending January 31, 2008, 1.75x by the end of the fiscal year ending January 31, 2009 and 2.00x by the end of the fiscal year ending January 31, 2010. Consolidated interest expense is defined in the senior secured credit agreement as consolidated cash interest expense less cash interest income and is further adjusted for certain non-cash interest expenses and other items. Again beginning with the one-quarter period ending July 31, 2006, we are also required to maintain a consolidated total debt to consolidated Adjusted EBITDA ratio starting at a maximum of 7.75x and stepping down over time to 7.50x by the end of the fiscal year ending January 31, 2007, 6.75x by the end of the fiscal year ending January 31, 2008, 6.00x by the end of the fiscal year ending January 31, 2009, 5.50x by the end of the fiscal year ending January 31, 2010 and 5.00x by the end of the fiscal year ending January 31, 2011. Consolidated total debt is defined in the senior secured credit agreement as total debt other than certain indebtedness and is reduced by the amount of cash and cash equivalents on our balance sheet in excess of $5.0 million. As of January 31, 2007, our consolidated total debt was $511.5 million, consisting of total debt other than certain indebtedness totaling $575.0 million, net of cash and cash equivalents in excess of $5.0 million totaling $63.5 million. Failure to satisfy these ratio requirements would constitute a default under the senior secured credit agreement. If our lenders failed to waive any such default, our repayment obligations under the senior secured credit agreement could be accelerated, which would also constitute a default under the indenture governing the senior subordinated notes.

SERENA SOFTWARE, INC.

PREDECESSOR / SUCCESSOR (SEE NOTE 1 (b))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2005, 2006 and 2007

(10)    Debt—(Continued)

Our ability to incur additional debt and make certain restricted payments under the indenture governing the senior subordinated notes, subject to specified exceptions, is tied to an Adjusted EBITDA to fixed charges ratio of at least 2.0x, except that we may incur certain debt and make certain restricted payments and certain permitted investments without regard to the ratio, such as our ability to incur up to an aggregate principal amount of $625.0 million under our senior secured credit agreement (inclusive of amounts outstanding under our senior secured credit agreement from time to time; as of January 31, 2007, we had $375.0 million outstanding under our term loan and available commitments of $75.0 million under our revolving credit facility), to acquire persons engaged in a similar business that become restricted subsidiaries and to make other investments equal to the greater of $25.0 million or 2% of our consolidated assets. Fixed charges is defined in the indenture governing the senior subordinated notes as consolidated interest expense less interest income, adjusted for acquisitions, and further adjusted for non-cash interest expense

(11)    Litigation Related to the Merger

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

On July 31, 2006, the California Superior Court conducted a hearing to consider the settlement and, on November 15, 2006, issued a final order approving the settlement, reducing the fee award to plaintiff’s counsel and dismissing the California action with prejudice. Following the judgment by the California Superior Court, the parties submitted the settlement to the Delaware Chancery Court for review and dismissal of the Delaware action. The motion for dismissal of the Delaware action is still pending. The settlement amount, including legal fees associated with the litigation settlement, has been accrued at January 31, 2006, and is included in acquisition-related and restructuring charges and accruals.

LIST OF EXHIBITS

Exhibit No.	Exhibit Description
2.1	Agreement and Plan of Merger by and between Spyglass Merger Corp. and Serena Software, Inc. dated as of November 11, 2005 (incorporated by reference to Exhibit 2.1 to the registrant’s current report on Form 8-K (file no. 000-25285), filed with the SEC on November 14, 2005)

3.1	Restated Certificate of Incorporation of Serena Software, Inc. (incorporated by reference to Exhibit 3.01 to the registrant’s current report on Form 8-K (file no. 000-25285), filed with the SEC on August 21, 2006)

3.2	Bylaws of Serena Software, Inc. (incorporated by reference to Exhibit 3.02 to the registrant’s current report on Form 8-K (file no. 000-25285), filed with the SEC on August 21, 2006)

4.1	Indenture between Serena Software, Inc. and U.S. Bank National Association, as Trustee dated December 15, 2003 (incorporated by reference to Exhibit 4.1 to the registrant’s registration statement on Form S-3 (file no. 333-112770), filed with the SEC on February 12, 2004)

4.2	First Supplemental Indenture between Serena Software, Inc. and U.S. Bank National Association, as Trustee dated March 9, 2006. (incorporated by reference to Exhibit 4.1 to the registrant’s current report on Form 8-K (file no. 000-25285), filed with the SEC on March 16, 2006)

4.3	Pledge Agreement between Serena Software, Inc. and U.S. Bank National Association, as Trustee dated December 15, 2003 (incorporated by reference to Exhibit 4.3 to the registrant’s registration statement on Form S-3 (file no. 333-112770), filed with the SEC on February 12, 2004)

4.4	Form of 1 1/2% Convertible Subordinated Note Due 2023 (included in Exhibit 4.1)

4.5	Indenture between Serena Software, Inc., Spyglass Merger Corp. and The Bank of New York, as Trustee dated March 10, 2006 (incorporated by reference to Exhibit 99.B(2) to the registrant’s amended Schedule 13E-3 (file no. 005-58055) filed with the SEC on March 15, 2006)

4.6	Registration Rights Agreement among Serena Software, Inc., Spyglass Merger Corp., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Lehman Brothers Inc. dated March 10, 2006 (incorporated by reference to Exhibit 18 to the amended Schedule 13D (file no. 005-58055) filed by Silver Lake Partners II, L.P. with the SEC on March 16, 2006)

4.7	Form of 10 3/8% Senior Subordinated Note due 2016 (included in Exhibit 4.5)

10.1	Sublease Agreement dated January 22, 2002 between RSA Security, Inc. and Serena Software, Inc. (for new headquarter facilities in San Mateo) (incorporated by reference to Exhibit 10.16 to the registrant’s annual report on Form 10-K (file no. 000- 25285), filed with the SEC on April 29, 2002)

10.2	Landlord Consent to Sublease Agreement dated January 30, 2002 by and among EOP-Peninsula Office Park, L.L.C. and RSA Security, Inc. and Serena Software, Inc. (for headquarter facilities in San Mateo) (incorporated by reference to Exhibit 10.15 to the registrant’s annual report on Form 10-K (file no. 000-25285), filed with the SEC on April 29, 2002)

10.3	Credit Agreement among Spyglass Merger Corp., Serena Software, Inc., Lehman Brothers Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and UBS Securities LLC, as Joint Lead Arrangers and Joint Lead Bookrunners and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Syndication Agent, UBS Securities LLC, as Documentation Agent and the Administrative Agent dated as of March 10, 2006 (incorporated by reference to Exhibit 99.B(3) to the registrant’s amended Schedule 13E-3 (file no. 005-58055) filed with the SEC on March 15, 2006)

10.4	Security Agreement among Spyglass Merger Corp., Serena Software, Inc. and Lehman Commercial Paper Inc., as Collateral Agent dated as of March 10, 2006 (incorporated by reference to Exhibit 10.28 to the registrant’s registration statement on Form S-4 (file no. 333-133641) filed by the registrant with the SEC on April 28, 2006)

Exhibit No.	Exhibit Description
10.5	Pledge Agreement among Spyglass Merger Corp., Serena Software, Inc. and Lehman Commercial Paper Inc., as Collateral Agent dated as of March 10, 2006 (incorporated by reference to Exhibit 10.29 to the registrant’s registration statement on Form S-4 (file no. 333-133641) filed by the registrant with the SEC on April 28, 2006)
10.6	Stockholders Agreement by and among Spyglass Merger Corp., Silver Lake Partners II, L.P., Silver Lake Technology Investors II, L.P., Serena Co-Invest Partners, L.P., Integral Capital Partners VII, L.P., Douglas D. Troxel Living Trust, Change Happens Foundation and Douglas D. Troxel dated as of March 10, 2006 (incorporated by reference to Exhibit 22 to the amended Schedule 13D (file no. 005-58055) filed by Silver Lake Partners II, L.P. with the SEC on March 16, 2006)

10.7	Management Stockholders Agreement, dated as of March 7, 2006, among Spyglass Merger Corp., Silver Lake Partners II, L.P., Silver Lake Technology Investors II, L.P. and the Initial Management Investors named therein (incorporated by reference to Exhibit 23 to the amended Schedule 13D (file no. 005-58055) filed by Silver Lake Partners II, L.P. with the SEC on March 16, 2006)

10.8	Management Agreement by and between Spyglass Merger Corp. and Silver Lake Technology Management, L.L.C. dated as of November 11, 2005 (incorporated by reference to Exhibit 10.19 to the registrant’s registration statement on Form S-4 (file no. 333-133641) filed by the registrant with the SEC on April 28, 2006)

10.9*	Amended and Restated 1997 Stock Option Plan (incorporated by reference to Exhibit 10.2A to the registrant’s registration statement on Form S-1 (Registration No. 333-67761) filed with the SEC on February 11, 1999)

10.10*	Form of Option Agreement under the Amended and Restated 1997 Stock Option Plan (incorporated by reference to Exhibit 10.2B to the registrant’s registration statement on Form S-1 (Registration No. 333-67761) filed with the SEC on February 11, 1999)

10.11*	Serena Software, Inc. 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.24 to the registrant’s amended registration statement on Form S-4/A (file no. 333-133641) filed by the registrant with the SEC on July 28, 2006)

10.12*	Form of 2006 Stock Option Grant — Time Options (incorporated by reference to Exhibit 10.25 to the registrant’s registration statement on Form S-4 (file no. 333-133641) filed by the registrant with the SEC on April 28, 2006)

10.13*	Form of 2006 Stock Option Grant — Time/Performance Options (incorporated by reference to Exhibit 10.26 to the registrant’s registration statement on Form S-4 (file no. 333-133641) filed by the registrant with the SEC on April 28, 2006)

10.14*	Restricted Stock Agreement between Spyglass Merger Corp. and Mark E. Woodward dated as of March 10, 2006 (incorporated by reference to Exhibit 24 to the amended Schedule 13D (file no. 005-58055) filed by Silver Lake Partners II, L.P. with the SEC on March 16, 2006)

10.15*	Restricted Stock Agreement between Spyglass Merger Corp. and Robert I. Pender, Jr. dated as of March 10, 2006 (incorporated by reference to Exhibit 25 to the amended Schedule 13D (file no. 005-58055) filed by Silver Lake Partners II, L.P. with the SEC on March 16, 2006)

10.16*	Employment Agreement by and between Serena Software, Inc. and Mark E. Woodward dated as of March 10, 2006 (incorporated by reference to Exhibit 10.20 to the registrant’s registration statement on Form S-4 (file no. 333-133641) filed by the registrant with the SEC on April 28, 2006)

10.17*	Employment Agreement by and between Serena Software, Inc. and Robert I. Pender, Jr. dated as of March 10, 2006 (incorporated by reference to Exhibit 10.21 to the registrant’s registration statement on Form S-4 (file no. 333-133641) filed by the registrant with the SEC on April 28, 2006)

Exhibit No.	Exhibit Description
10.18*†	Employment Agreement between Serena Software, Inc. and Michael Steinharter dated December 11, 2006

10.19*†	Employment Agreement between Serena Software, Inc. and Jeremy Burton dated February 11, 2007

10.20*†	Separation Agreement and General Release between Serena Software, Inc. and Mark Woodward dated as of December 20, 2006

10.21*†	Form of Change in Control Agreement

10.22*	0F11Y 2007 Executive Annual Incentive Plan (incorporated by reference to Exhibit 10.01 to the registrant’s current report on Form 8-K (file no. 000-25285), filed with the SEC on August 21, 2006)
10.23*	FY 2008 Executive Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K (file no. 000-25285), filed with the SEC on February 23, 2007)
10.24*†	Share Subscription Agreement between Serena Software, Inc. and Michael Steinharter dated January 27, 2007

12.1†	Statement of Computation of Ratio of Earnings to Fixed Charges

14.1†	Financial Code of Ethics

21.1†	List of Subsidiaries of Serena Software, Inc.

24.1†	Powers of Attorney (included on signature page)

31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1‡	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2‡	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or compensatory plan or arrangement.
†	Exhibit is filed herewith.
‡	Exhibit is furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.