Form 10-K/A
period 2007-01-31
SERENA SOFTWARE INC
filed 2007-07-18
CIK 1073967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒        No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K/A or any amendment to this Form 10-K/A.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

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

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K/A into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. None.

SERENA SOFTWARE, INC.

FORM 10-K/A

Amendment No. 1

Fiscal Year Ended January 31, 2007

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Serena Software, Inc. Annual Report on Form 10-K for the fiscal year ended January 31, 2007 is to restate our previously issued financial statements for the period from February 1, 2006 to March 9, 2006 (Predecessor) related to the recognition of $10 million in fees paid in connection with the Spyglass Merger; and for the periods from March 10, 2006 to January 31, 2007 (Successor), February 1, 2006 to March 9, 2006 (Predecessor) and the years ended January 31, 2006 and 2005 to correct for the overstatement of our previously reported Cash and Cash equivalents balance and correct several misclassifications within our previously reported Statements of Cash Flows.

As discussed in Note 5 to the Consolidated Financial Statements, we paid $10 million in fees to the Silver Lake Partners management company in connection with the Spyglass Merger which was previously recorded as an expense by the Predecessor in the period from February 1, 2006 to March 9, 2006. This fee is more properly reflected as a direct cost of the acquisition. This correction served to change the net loss from $34.7 million to $24.7 million for the period from February 1, 2006 to March 9, 2006 (Predecessor).

As a result of a detailed review of our application of FASB Statement No. 95, Statement of Cash Flows, we determined that several adjustments were required to conform to this standard, as follows:

(a) Restatement of cash and cash equivalents balance and reclassification to short-term investments for investments with remaining maturities of three months or less but with original maturities of more than three months. Adjustments were recorded to properly record investments with original maturities of more than three months as short term investments. Investments having remaining maturities of three months or less but with original maturities of more than three months have been reclassified from cash and cash equivalents to short-term investments, decreasing cash and cash equivalents and increasing short-term investments by $17.8 million, $27.1 million and $0.3 million for the periods ended January 31, 2005, January 31, 2006 and March 9, 2006, respectively.

(b) Reclassification of cash paid for acquisition, restructure and other charges. Adjustments were recorded to reclassify cash paid relating to acquisition, restructure and other related charges to cash used in operating activities. Cash paid relating to acquisition, restructure and other related charges has been reclassified from cash used in financing or investing activities to cash used in operating activities, resulting in a decrease to cash flow from operating activities and an increase in cash used in either financing or investing activities of $19.7 million, $2.7 million (see reclassification adjustment (d) below) and $14.3 million for the periods ended January 31, 2005, January 31, 2006 and January 31, 2007, respectively.

(c) Reclassification of interest payments on term credit facility and subordinated notes. Adjustments were recorded to properly classify cash interest payments on the term credit facility and subordinated notes to cash used in operating activities. Interest payments on the term credit facility and senior subordinated notes in the amount of $35.2 million have been reclassified from cash flows from financing activities (increasing the net cash provided by financing activities) to cash flows from operating activities (reducing the net cash provided by operating activities) for the Successor period from March 10, 2006 to January 31, 2007.

(d) Reclassification of cash paid for acquisition, restructure and other charges. For the fiscal year ended January 31, 2005, $2.8 million has been reclassified from cash provided by operating activities to cash paid in the acquisition of Merant. For the fiscal year ended January 31, 2006, a $4.9 million change in the fair market value of consideration in the acquisition of Merant has been reclassified from cash used in operating activities to cash used in investing activities, offsetting the $7.6 million reclassification in the same period and resulting in a total reclassification of $2.7 million.

(e) Reclassification of cash paid to the Company’s Employee Benefit Trusts. An adjustment was recorded to reclassify a cash acquisition cost to cash used in investing activities. For the period ended January 31, 2007, $3.2 million of cash paid to our Employee Benefit Trusts has been reclassified from cash used in financing activities to cash used in investing activities.

The restatement had no impact on the total of cash and cash equivalents and short-term investments on our Consolidated Balance Sheets.

For ease of reference, this Form 10-K/A restates our Form 10-K for the fiscal year ended January 31, 2007 in its entirety. This Form 10-K/A does not reflect events after the filing of the original Form 10-K with the Securities and Exchange Commission on April 30, 2007 and does not modify or update disclosures as originally filed, except as required to reflect the effects of the restatement described above. Specifically, the following items have been amended:

•	Part II – Item 6 – Selected Consolidated Financial Data

•	Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part II – Item 8 – Financial Statements and Supplementary Data

•	Part II – Item 9A – Controls and Procedures

•	Part IV – Item 15 – Exhibits, Financial Statement Schedules

SERENA SOFTWARE, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended January 31, 2007

PART I

ITEM 1.     BUSINESS

Our fiscal year ends on January 31 and, except as otherwise provided, references in this Annual Report on Form 10-K/A mean the fiscal year ended on January 31 of such year. For example, fiscal year 2007 refers to the fiscal year ended January 31, 2007.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

As discussed in Note 12 to the consolidated financial statements, we have restated our consolidated balance sheet as of January 31, 2006 (Predecessor), consolidated statements of operations and stockholders’ equity (deficit) for the period from February 1, 2006 to March 9, 2006 (Predecessor), and consolidated statements of cash flows for the years ended January 31, 2005 and 2006 (Predecessor), for the period from February 1, 2006 to March 9, 2006 (Predecessor) and for the period from March 10, 2006 to January 31, 2007 (Successor).

	Predecessor				Aggregate (1)
	Fiscal Year Ended January 31,
	2003	2004	2005	2006	2007
					As restated
	(in thousands)
Consolidated Statement of Income (Loss) Data:
Revenue:
Software licenses	$44,250	$45,469	$85,350	$90,554	$86,520
Maintenance	44,476	51,050	98,558	136,009	134,605
Professional services	7,049	9,037	24,197	29,209	34,166

Total revenue	95,775	105,556	208,105	255,772	255,291

Cost of revenue:
Software licenses	1,224	668	3,149	3,211	2,735
Maintenance	5,548	6,378	11,441	13,225	13,662
Professional services	6,519	8,730	21,489	26,628	31,758
Amortization of acquired technology	4,324	6,513	14,051	16,921	37,853

Total cost of revenue	17,615	22,289	50,130	59,985	86,008

Gross profit	78,160	83,267	157,975	195,787	169,283

Operating expenses:
Sales and marketing	26,361	29,158	64,729	74,196	72,396
Research and development	11,779	14,025	31,219	34,678	35,803
General and administrative	7,334	7,342	18,711	18,868	18,684
Amortization of intangible assets, including goodwill through fiscal 2002	162	2,032	9,608	10,516	33,639
Acquired in-process research and development	—	—	10,400	—	4,100
Restructuring, acquisition and other charges	—	—	2,351	6,462	33,729

Total operating expenses	45,636	52,557	137,018	144,720	198,351

Operating income (loss)	32,524	30,710	20,957	51,067	(29,068)
Interest income	4,726	3,399	3,868	6,203	3,996
Interest expense	—	(413)	(3,300)	(3,300)	(45,417)
Fair market value adjustment to the interest rate swap	—	—	—	—	(1,154)
Amortization of debt issuance costs	—	(42)	(1,466)	(1,340)	(3,563)

Income (loss) before income taxes	37,250	33,654	20,059	52,630	(75,206)
Income tax expense (benefit)	14,096	12,303	10,573	17,363	(27,994)

Net income (loss)	$23,154	$21,351	$9,486	$35,267	$(47,212)

(1)	For purposes of the fiscal year ended January 31, 2007 noted above, we have aggregated the Predecessor period from February 1, 2006 through March 9, 2006 and the Successor period from March 10, 2006 through January 31, 2007, without further adjustment. Upon the closing of the Merger on March 10, 2006, the surviving corporation borrowed $400.0 million under a new senior secured credit facility, and issued $200.0 million in principal amount of 10 3/8% senior subordinated notes due 2016. The Merger has been accounted for as an acquisition, using the purchase method of accounting, from the date of completion, March 10, 2006. This change has created many differences between reporting for Serena post-Merger, as successor, and Serena pre-Merger, as predecessor. The predecessor financial statements for periods ending on or before March 10, 2006, generally will not be comparable to the successor financial statements for periods after that date. Under purchase accounting, Serena’s tangible assets and liabilities and intangible assets have been recorded at fair value which has resulted in a new carrying basis for those assets and liabilities. The Merger has resulted in Serena having an entirely new capital structure, which has resulted in significant differences between the predecessor’s and the successor’s equity.

	Predecessor				Successor
	As of January 31,
	2003	2004	2005	2006	2007
			(in thousands)
Consolidated Balance Sheet Data (1):
Cash, cash equivalents and short-term investments	$143,074	$296,495	$150,108	$209,238	$68,467
Working capital (deficit)	124,151	278,178	90,877	154,360	(20,902)
Total assets	264,523	473,661	695,119	668,634	1,347,447
Convertible subordinated debentures	—	220,000	220,000	220,000	5
Term loan	—	—	—	—	375,000
Senior subordinated notes	—	—	—	—	200,000
Total other long-term liabilities	8,831	13,166	56,753	40,537	169,915
Total stockholders’ equity	212,962	195,278	297,616	301,199	486,620

(1)	Upon the closing of the Merger on March 10, 2006, the surviving corporation borrowed $400.0 million under a new senior secured credit facility, and issued $200.0 million in principal amount of 10 3/8% senior subordinated notes due 2016. The Merger has been accounted for as an acquisition, using the purchase method of accounting, from the date of completion, March 10, 2006. This change has created many differences between reporting for Serena post-Merger, as successor, and Serena pre-Merger, as predecessor. The predecessor financial statements for periods ending on or before March 10, 2006, generally will not be comparable to the successor financial statements for periods after that date. Under purchase accounting, Serena’s tangible assets and liabilities and intangible assets have been recorded at fair value which has resulted in a new carrying basis for those assets and liabilities. The Merger has resulted in Serena having an entirely new capital structure, which has resulted in significant differences between the predecessor’s and the successor’s equity.

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

Restatement of Consolidated Financial Statements

We have restated our previously issued financial statements for the period from February 1, 2006 to March 9, 2006 (Predecessor) related to the recognition of $10 million in fees paid in connection with the Spyglass Merger; and for the periods from March 10, 2006 to January 31, 2007 (Successor), February 1, 2006 to March 9, 2006 (Predecessor) and the years ended January 31, 2006 and 2005 to correct for the overstatement of our previously reported Cash and Cash equivalents balance and correct several misclassifications within our previously reported Statements of Cash Flows.

As discussed in Note 5 to the Consolidated Financial Statements, we paid $10 million in fees to the Silver Lake Partners management company in connection with the Spyglass Merger which was previously recorded as an expense by the Predecessor in the period from February 1, 2006 to March 9, 2006. This fee is more properly reflected as a direct cost of the acquisition. This correction served to change the net loss from $34.7 million to $24.7 million for the period from February 1, 2006 to March 9, 2006 (Predecessor).

As a result of a detailed review of our application of FASB Statement No. 95, Statement of Cash Flows, we determined that several adjustments were required to conform to the standard, as follows:

(a) Restatement of cash and cash equivalents balance and reclassification to short-term investments for investments with remaining maturities of three months or less but with original maturities of more than three months. Adjustments were recorded to properly record investments with original maturities of more than three months as short term investments. Investments having remaining maturities of three months or less but with original maturities of more than three months have been reclassified from cash and cash equivalents to short-term investments, decreasing cash and cash equivalents and increasing short-term investments by $17.8 million, $27.1 million and $0.3 million for the periods ended January 31, 2005, January 31, 2006 and March 9, 2006, respectively.

(b) Reclassification of cash paid for acquisition, restructure and other charges. Adjustments were recorded to reclassify cash paid relating to acquisition, restructure and other related charges to cash used in operating activities. Cash paid relating to acquisition, restructure and other related charges has been reclassified from cash used in financing or investing activities to cash used in operating activities, resulting in a decrease to cash flow from operating activities and an increase in cash used in either financing or investing activities of $19.7 million, $2.7 million (see reclassification adjustment (d) below) and $14.3 million for the periods ended January 31, 2005, January 31, 2006 and January 31, 2007, respectively.

(c) Reclassification of interest payments on term credit facility and subordinated notes. Adjustments were recorded to properly classify cash interest payments on the term credit facility and subordinated notes to cash used in operating activities. Interest payments on the term credit facility and senior subordinated notes in the amount of $35.2 million have been reclassified from cash flows from financing activities (increasing the net cash provided by financing activities) to cash flows from operating activities (reducing the net cash provided by operating activities) for the Successor period from March 10, 2006 to January 31, 2007.

(d) Reclassification of cash paid for acquisition, restructure and other charges. For the fiscal year ended January 31, 2005, $2.8 million has been reclassified from cash provided by operating activities to cash paid in the acquisition of Merant. For the fiscal year ended January 31, 2006, a $4.9 million change in the fair market value of consideration in the acquisition of Merant has been reclassified from cash used in operating activities to cash used in investing activities, offsetting the $7.6 million reclassification in the same period and resulting in a total reclassification of $2.7 million.

(e) Reclassification of cash paid to the Company’s Employee Benefit Trusts. An adjustment was recorded to reclassify a cash acquisition cost to cash used in investing activities. For the period ended January 31, 2007, $3.2 million of cash paid to our Employee Benefit Trusts has been reclassified from cash used in financing activities to cash used in investing activities.

The restatement had no impact on the total of cash and cash equivalents and short-term investments on our Consolidated Balance Sheets.

See Item 8 “Financial Statements and Supplementary Data – Restated Quarterly Financial Information” for additional information regarding the impact of the restatement on our Condensed Consolidated Financial Statements for the interim periods occurring during fiscal years 2005, 2006 and 2007; and Note 12 “Restatement of Consolidated Financial Statements” for additional information regarding the impact of the restatement on our Consolidated Statements of Cash Flows for the fiscal years ended January 31, 2005, 2006 and 2007, Consolidated Balance Sheet as of January 31, 2006, and Consolidated Statement of Operations for the period of February 1, 2006 to March 9, 2006.

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

	Predecessor			Successor
	Fiscal Year Ended January 31,		Fiscal Year Ended January 31, 2007
			For the Period From February 1, 2006 to March 9, 2006	For the Period From March 10, 2006 to January 31, 2007
	2005	2006
			(As restated)
Revenue:
Software licenses	41%	35%	14%	36%
Maintenance	47%	53%	71%	51%
Professional services	12%	12%	15%	13%

Total revenue	100%	100%	100%	100%

Cost of revenue:
Software licenses	2%	1%	1%	1%
Maintenance	5%	5%	7%	5%
Professional services	11%	10%	16%	12%
Amortization of acquired technology	7%	7%	9%	16%

Total cost of revenue	24%	23%	33%	34%

Gross profit	76%	77%	67%	66%

Operating expenses:
Sales and marketing	31%	29%	33%	28%
Research and development	15%	14%	18%	13%
General and administrative	9%	7%	9%	7%
Amortization of intangible assets	5%	4%	5%	14%
Acquired in-process research and development	5%	—	—	2%
Restructuring, acquisition and other charges	1%	3%	162%	1%

Total operating expenses	66%	57%	227%	65%

Operating income (loss)	10%	20%	(160)%	1%
Interest income	2%	3%	5%	1%
Interest expense	(1)%	(1)%	(2)%	(19)%
Change in fair value of derivative instrument	—	—	—	—
Amortization of debt issuance costs	(1)%	(1)%	(10)%	(1)%

Income (loss) before income taxes	10%	21%	(167)%	(18)%
Income tax expense (benefit)	5%	7%	(42)%	(8)%

Net (loss) income	5%	14%	(125)%	(10)%

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

Operating Expenses

The following table summarizes operating expenses for the periods indicated:

	Predecessor	Predecessor	Aggregate (1)	Fiscal Year 2006 vs. 2005 Increase (Decrease)		Fiscal Year 2007 vs. 2006 Increase (Decrease)
	Fiscal Years Ended January 31,
	2005	2006	2007	In Dollars	In %	In Dollars	In %
			(As restated)			(As restated)	(As restated)
	(dollars in thousands)
Operating expenses:
Sales & marketing	$64,729	$74,196	$72,396	$9,467	15%	$(1,800)	(2)%
Research & development	31,219	34,678	35,803	3,459	11%	1,125	3%
General & administrative	18,711	18,868	18,684	157	1%	(184)	(1)%
Amortization of intangible assets	9,608	10,516	33,639	908	9%	23,123	220%
Acquired in-process research & development	10,400	—	4,100	(10,400)	(100)%	4,100	( *)
Restructuring, acquisition and other charges	2,351	6,462	33,729	4,111	175%	27,267	422%

Total operating expenses	$137,018	$144,720	$198,351	$7,702	6%	$53,631	37%

Percentage of total revenue	66%	57%	78%

(1)	For purposes of the fiscal year ended January 31, 2007 discussed herein, we have aggregated the Predecessor period from February 1, 2006 through March 9, 2006 and the Successor period from March 10, 2006 through January 31, 2007, without further adjustment.
(*)	Percentage is not meaningful

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

Restructuring, Acquisition and Other Charges.    In connection with our acquisition of Merant, we have incurred restructuring, acquisition and other charges related to the acquisition that are not part of our ongoing operations. Such charges have included certain employee payroll, severance and other employee related costs associated with transitional activities that are not part of ongoing operations, and travel and other direct costs associated with integrating the two companies. We incurred $2.4 million of these charges in fiscal year 2005. In connection with the merger we have incurred and expect to incur transaction, restructuring , acquisition and other charges related to the merger that are not part of ongoing operations. Such charges include certain employee payroll, severance and other employee related costs associated with transitional activities that are not part of ongoing operations, and travel and other direct costs associated with the merger. We incurred $6.5 million and $33.7 million of these charges in fiscal year 2006 and fiscal year 2007, respectively. See note 4(b) of notes to our consolidated financial statements for additional information related to the restructuring, acquisition and other charges.

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

Income taxes

Income Taxes.    Income taxes were $10.6 million and $17.4 million in fiscal year 2005 and 2006, respectively, representing effective income tax rates of 53% and 33%, respectively. Excluding the impact of the one-time in-process research and development charge of $10.4 million in the first quarter of fiscal year 2005, the effective income tax rate for fiscal year 2005 was 35%. An income tax benefit of $28.0 million was recorded in fiscal year 2007 representing an effective income tax rate benefit of 37%. Our effective income tax rate has historically benefited from the U.S. research and experimentation tax credit and tax benefits generated from export sales made from the United States.

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

Net Cash Provided by Operating Activities.    Cash flows provided by operating activities were $43.5 million, $81.4 million and $55.0 million in fiscal year 2005, 2006 and 2007, respectively. In fiscal year 2005, our cash flows provided by operating activities exceeded net income principally due to the inclusion of non-cash expenses in net income, increases in corporate taxes payable and accrued expenses, and cash collections in advance of revenue recognition for maintenance contracts, all partially offset by acquisition, restructure and other charges paid related to acquisitions, the inclusion of a non-cash deferred tax benefit in net income and an increase in accounts receivable. In fiscal year 2006, our cash flows provided by operating activities exceeded net income principally as a result of the inclusion of non-cash expenses in net income, decreases in accounts receivable, and increases in accrued expenses and cash collections in advance of revenue recognition for maintenance contracts, all partially offset by acquisition, restructure and other charges paid related to acquisitions, and a decrease in income taxes payable. In fiscal year 2007, our cash flows provided by operating activities exceeded net loss principally due to the inclusion of non-cash expenses in net loss and cash collections in advance of revenue recognition for maintenance contracts, all partially offset by interest payments on the term credit facility and senior subordinated notes totaling $35.2 million, acquisition, restructure and other charges paid related to acquisitions, the inclusion of a non-cash deferred tax benefit in net loss, a decrease in accounts receivable and increases in income taxes payable and accrued expenses. Non-cash expenses included in net income or loss consisted of acquired in-process research and development in fiscal year 2005 and 2007 only, interest expense on the fair market value adjustment on the interest rate swap in fiscal 2007 only, and amortization of intangible assets, amortization of deferred stock-based compensation, net deferred income taxes and depreciation expense for all periods.

Net Cash (Used in) Provided by Investing Activities.    Net cash used in investing activities was $118.5 million, $40.2 million and $766.1 million in fiscal year 2005, 2006 and 2007, respectively. In fiscal year 2005, cash used in investing activities predominantly related to cash paid for the acquisition of Merant, net of cash received totaling $180.2 million, cash paid for the acquisition of selected assets of Integrated Chipware totaling $3.7 million, and the purchase of computer equipment and office furniture and equipment totaling $2.0 million, all partially offset by net sales of short and long-term investments totaling $67.4 million. In fiscal year 2006, cash used in investing activities related principally to cash paid for the acquisition of Merant, net of cash received totaling $5.6 million, cash paid for the acquisition of Apptero totaling $3.2 million, the purchase of computer equipment and office furniture and equipment totaling $3.0 million and net purchases of short- and long-term investments totaling $28.3 million. In fiscal year 2007, cash used in investing activities related principally to cash paid in the merger totaling $836.4 million, direct transaction costs paid in the merger totaling $10.6 million, acquisition related costs paid in connection with the acquisitions of Pacific Edge Software, Inc., Data Scientific Corp., Merant plc., and Apptero Inc., totaling $15.8 million, $3.0 million, $0.7 million and $0.9 million, respectively, and the purchase of computer equipment and office furniture and equipment totaling $3.7 million, all partially offset by net sales of short and long-term investments totaling $101.7 million and sales of restricted investments totaling $3.3 million.

Net Cash (Used In) Provided by Financing Activities.    Net cash (used in) provided by financing activities was $(30.6) million, $(35.9) million and $658.4 million in fiscal year 2005, 2006 and 2007, respectively. In fiscal year 2005, cash used in financing activities was related to repurchases of our common stock under stock repurchase plans totaling $43.1 million, all partially offset by the exercise of stock options under our employee stock option plan totaling $9.5 million and the sale of our common stock under the employee stock purchase plan totaling $3.0 million. In fiscal year 2006, cash used in financing activities was related to repurchases of our common stock under stock repurchase plans totaling $48.6 million, all partially offset by the exercise of stock options granted under our employee stock option plan totaling $9.3 million and the sale of our common stock under our employee stock purchase plan totaling $3.4 million. In fiscal year 2007, net cash provided by financing activities related to our incurring debt in order to finance the merger in the form of a senior secured term loan and senior subordinated notes totaling $400.0 million and $200.0 million, respectively, equity contributions from Silver Lake investors and management totaling $335.8 million, and to a lesser extent, the exercise of stock options under our employee stock option plan totaling $1.1 million, all partially offset by the payment of convertible subordinated notes including the conversion premium totaling $237.9 million, the payment of principal on the senior secured term loan totaling $25.0 million and debt issuance costs paid totaling $15.6 million.

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

Acquisitions.    The aggregate amount of cash paid relating to acquisitions during the fiscal year ended January 31, 2007 was approximately $867.4 million and consisted of $847.0 million related to the merger in March 2006, including direct acquisition related costs paid, $15.8 million related to our acquisition of Pacific Edge Software, Inc. in October 2006, net of cash received, $3.0 million related to our acquisition of Data Scientific Corp. in March 2006, net of cash received, $0.7 million related to our acquisition of Merant plc. in April 2005, net of cash received, and $0.9 million related to our acquisition of Apptero, Inc. in 2005, net of cash received. See notes 1(b), 5 and 6 of notes to our consolidated financial statements for additional information related to acquisition related activities, which have affected our liquidity.

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

	Predecessor			Successor
			Fiscal Year Ended January 31, 2007
	Fiscal Year Ended January 31,		For the Period From February 1, 2006 to March 9, 2006	For the Period From March 10, 2006 to January 31, 2007
	2005	2006
			(As restated)
Net income (loss) (1)	$9,486	$35,267	$(24,716)	$(22,496)
Interest expense (income), net (3)	898	(1,563)	1,430	44,708
Income tax expense (benefit)	10,573	17,363	(8,335)	(19,659)
Depreciation and amortization expense (2)	27,160	32,013	3,457	78,583
Acquired in-process research and development	10,400	—	—	4,100

EBITDA	58,517	83,080	(28,164)	85,236
Deferred maintenance writedown (1)	16,675	2,430	77	12,408
Restructuring, acquisition and other charges	2,351	6,462	31,916	1,813

Adjusted EBITDA (1)	$77,543	$91,972	$3,829	$99,457

(1)	Net income (loss) for the periods presented includes the deferred maintenance write down associated with Serena’s acquisition of Merant in the first quarter of fiscal year 2005, the merger in the first quarter of fiscal year 2007, and the Pacific Edge acquisition in the third quarter of fiscal year 2007. This maintenance revenue is added back in calculating Adjusted EBITDA for purposes of the indenture governing the senior subordinated notes and the senior secured credit agreement.
(2)	Depreciation and amortization expense includes depreciation of fixed assets, amortization of leasehold improvements, amortization of acquired technologies and other intangible assets, and amortization of stock-based compensation.
(3)	Interest expense (income), net includes interest income, interest expense, the change in the fair value of derivative instruments and amortization of debt issuance costs.

Our covenant requirements and ratios for the fiscal year ended January 31, 2007 are as follows:

	Covenant requirement	Serena ratio
Senior secured credit agreement (1)

Minimum Adjusted EBITDA to consolidated interest expense ratio	1.40x	1.96x

Maximum consolidated total debt to Adjusted EBITDA ratio	7.50x	4.95x
Senior subordinated notes (2)

Minimum Adjusted EBITDA to fixed charges ratio required to incur additional debt pursuant to ratio provisions	2.00x	1.96x

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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS

Our financial statements required by this item are submitted as a separate section of this Form 10-K/A. See Item 15(a)1 for a listing of financial statements provided in the section titled, “FINANCIAL STATEMENTS.”

SUPPLEMENTARY DATA

Selected Quarterly Financial Data

The following tables (presented in thousands) set forth quarterly unaudited supplementary data for each of the years in the two-year period ended January 31, 2007. Historical results include the post-acquisition results of TeamShare from June 5, 2003, Merant from April 23, 2004, the RTM product from June 21, 2004, the business application planning technology acquisition from March 7, 2005, the Merger from March 10, 2006, and Pacific Edge from October 20, 2006. The tables should be read in conjunction with the Consolidated Financial Statements and Notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this annual report on Form 10-K/A.

	Predecessor / Successor - Fiscal 2007(1)
	Quarter Ended				Year Ended Jan. 31,
	Apr. 30,	Jul. 31,	Oct. 31,	Jan. 31,
	(As restated)				(As restated)
Revenue	$54,875	$59,222	$64,660	$76,534	$255,291
Cost of revenue	18,201	20,826	20,666	26,315	86,008
Gross profit	36,674	38,396	43,994	50,219	169,283
Operating expenses	73,077	43,128	43,811	38,335	198,351
Operating (loss) income	(36,403)	(4,732)	183	11,884	(29,068)
(Loss) income before income taxes	(43,893)	(17,673)	(14,415)	775	(75,206)
Income tax benefit	(11,799)	(6,627)	(5,163)	(4,405)	(27,994)
Net (loss) income	(32,094)	(11,046)	(9,252)	5,180	(47,212)

	Predecessor - Fiscal 2006
	Quarter Ended				Year Ended Jan. 31,
	Apr. 30,	Jul. 31,	Oct. 31,	Jan. 31,
Revenue	$61,309	$59,405	$64,921	$70,137	$255,772
Cost of revenue	14,049	14,686	15,585	15,665	59,985
Gross profit	47,260	44,719	49,336	54,472	195,787
Operating expenses	34,293	32,425	35,373	42,629	144,720
Operating income	12,967	12,294	13,963	11,843	51,067
Income before income taxes	12,919	12,512	14,511	12,688	52,630
Income taxes	4,780	4,029	3,967	4,587	17,363
Net income	8,139	8,483	10,544	8,101	35,267

(1)	With respect to the first quarter ended April 30, 2006 of the fiscal year ended January 31, 2007, we have aggregated the Predecessor period from February 1, 2006 through March 9, 2006 and the Successor period from March 10, 2006 through April 30, 2007, without further adjustment. Upon the closing of the Merger on March 10, 2006, the surviving corporation borrowed $400.0 million under a new senior secured credit facility, and issued $200.0 million in principal amount of 10 3/8% senior subordinated notes due 2016. The Merger has been accounted for as an acquisition, using the purchase method of accounting, from the date of completion, March 10, 2006. This change has created many differences between reporting for Serena post-Merger, as successor, and Serena pre-Merger, as predecessor. The predecessor quarterly and annual supplementary financial data noted above for periods ending on or before March 10, 2006, generally will not be comparable to the successor quarterly and annual supplementary financial data for periods after that date. Under purchase accounting, Serena’s tangible assets and liabilities and intangible assets have been recorded at fair value which has resulted in a new carrying basis for those assets and liabilities. The Merger has resulted in Serena having an entirely new capital structure, which has resulted in significant differences between the predecessor’s and the successor’s equity.

Restated Quarterly Financial Information

The quarterly financial information below has been restated for all fiscal quarters in fiscal years 2005, 2006 and 2007 from previously reported information filed on Form 10-Q and Form 10-K as a result of the restatement of our Consolidated Statements of Cash Flows for the fiscal years ended January 31, 2005, 2006 and 2007, Consolidated Balance Sheet as of January 31, 2006, and Consolidated Statement of Operations for the period February 1, 2006 to March 9, 2006 as described in Note 12 to the Consolidated Financial Statements included in this annual report on Form 10-K/A.

We have not amended our quarterly reports on Form 10-Q for the quarterly periods affected by the restatement. The condensed consolidated statements of cash flows that have been previously filed or otherwise reported for these periods are superseded by the information in this annual report, and the financial statements and related financial information contained in such prior periodic reports should no longer be relied upon.

	Predecessor	Successor - Fiscal 2007(1)
		Period Ended				Year Ended Jan. 31,
	Mar. 9,	Apr. 30,	Jul. 31,	Oct. 31,	Jan. 31,
Consolidated Statements of Operations:
Net income (loss):
As originally reported	$(34,716)
As restated	(24,716)

Consolidated Balance Sheets:
Cash and cash equivalents:
As originally reported		$121,261
As restated		121,144
Short-term investments:
As originally reported		12,171
As restated		12,288

Consolidated Statements of Cash Flows:
Net cash provided by (used in) operating activities:
As originally reported	6,050	10,847	$29,758	$18,288	$39,504	$104,447
As restated	6,076	(2,712)	22,622	(84)	29,092	54,994
Net cash (used in) provided by investing activities:
As originally reported	31,974	(827,281)	8,022	(18,167)	1,891	(803,561)
As restated	58,771	(816,805)	7,746	(17,606)	1,813	(766,081)
Net cash provided by (used in) financing activities:
As originally reported		749,886	(103,318)	(17,846)	(9,828)	619,961
As restated		753,124	(95,789)	(35)	20	658,387

(1)	The first quarter ended April 30, 2006 of the fiscal year ended January 31, 2007 is made up of the Predecessor period from February 1, 2006 through March 9, 2006 and the Successor period from March 10, 2006 through April 30, 2006.

	Predecessor - Fiscal 2006
	Quarter Ended				Year Ended Jan. 31,
	Apr. 30,	Jul. 31,	Oct. 31,	Jan. 31,
Consolidated Balance Sheets:
Cash and cash equivalents:
As originally reported	$93,284	$88,330	$98,953	$148,401	$148,401
As restated	75,020	67,642	76,105	121,306	121,306
Short-term investments:
As originally reported	31,849	43,232	56,873	60,837	60,837
As restated	50,113	63,920	79,721	87,932	87,932

Consolidated Statements of Cash Flows:
Net cash provided by operating activities:
As originally reported	12,581	27,035	15,816	28,623	84,055
As restated	10,281	31,070	5,725	34,319	81,395
Net cash (used in) provided by investing activities:
As originally reported	(23,859)	(20,711)	(6,449)	21,305	(29,714)
As restated	(22,036)	(27,170)	1,482	7,552	(40,172)

	Predecessor - Fiscal 2006
	Quarter Ended				Year Ended Jan. 31,
	Apr. 30,	Jul. 31,	Oct. 31,	Jan. 31,
Net cash (used in) provided by financing activities:
As originally reported				(780)	(39,740)
As restated				3,030	(35,930)

	Predecessor - Fiscal 2005
	Quarter Ended				Year Ended Jan. 31,
	Apr. 30,	Jul. 31,	Oct. 31,	Jan. 31,
Consolidated Balance Sheets:
Cash and cash equivalents:
As originally reported	$423,272	$140,530	$126,494	$133,330	$133,330
As restated	412,262	130,826	92,669	115,543	115,543
Short-term investments:
As originally reported	41,923	41,534	32,618	16,778	16,778
As restated	52,933	51,238	66,443	34,565	34,565

Consolidated Statements of Cash Flows:
Net cash provided by (used in) operating activities:
As originally reported		6,289	6,882	32,898	63,171
As restated		(4,471)	3,390	27,460	43,481
Net cash provided by (used in) investing activities:
As originally reported	147,370	(287,498)	4,523	(16,337)	(151,942)
As restated	167,917	(275,432)	(16,106)	5,139	(118,482)

	Predecessor / Successor - Fiscal 2007 (1)
	Quarter Ended				Year Ended Jan. 31,
	Apr. 30,	Jul. 31,	Oct. 31,	Jan. 31,
Consolidated Balance Sheets:
Cash and cash equivalents:
As originally reported	$121,261
Adjustments:
Reclassification of cash and cash equivalents to short-term investments for investments with remaining maturities of three months or less but with original maturities of more than three months (c)	(117)

As restated	$121,144

Short-term investments:
As originally reported	$12,171
Adjustments:
Reclassification of cash and cash equivalents to short-term investments for investments with remaining maturities of three months or less but with original maturities of more than three months (c)	117

As restated	$12,288

	Predecessor	Successor - Fiscal 2007(1)
	Mar. 9,	Period Ended				Year Ended Jan. 31,
		Apr. 30,	Jul. 31,	Oct. 31,	Jan. 31,
Consolidated Statements of Cash Flows:
Net cash provided by (used in) operating activities:
As originally reported	$6,050	$10,847	$29,758	$18,288	$39,504	$104,447
Adjustments:
Reclassification of cash paid for acquisition, restructure and other charges (a)	26	(13,559)	393	(561)	(564)	(14,265)
Reclassification of interest payments on term credit facility and subordinated notes (b)	—	—	(7,529)	(17,811)	(9,848)	(35,188)

As restated	$6,076	$(2,712)	$22,622	$(84)	$29,092	$54,994

Net cash (used in) provided by investing activities:
As originally reported	$31,974	$(827,281)	$8,022	$(18,167)	$1,891	$(803,561)
Adjustments:
Reclassification of cash paid for acquisition, restructure and other charges (a)	30,281	(6,748)	(393)	561	564	24,265
Reclassification of cash and cash equivalents to short-term investments for investments with remaining maturities of three months or less but with original maturities of more than three months (c)	(3,484)	30,462	117	—	—	27,095
Reclassification of cash paid to the Company’s Employee Benefit Trusts (e)	—	(3,238)	—	—	—	(3,238)
Reclassification of fee paid to Silver Lake Partners (f)	—	(10,000)	—	—	—	(10,000)
Correction of typographical error in net cash provided by investing activities as originally reported	—	—	—	—	(642)	(642)

As restated	$58,771	$(816,805)	$7,746	$(17,606)	$1,813	$(766,081)

Net cash provided by (used in) financing activities:
As originally reported		$749,886	$(103,318)	$(17,846)	$(9,828)	$619,961
Adjustments:
Reclassification of interest payments on term credit facility and subordinated notes (b)		—	7,529	17,811	9,848	35,188
Reclassification of cash paid to the Company’s Employee Benefit Trusts (e)		3,238	—	—	—	3,238

As restated		$753,124	$(95,789)	$(35)	$20	$658,387

Consolidated Statements of Operations:
Net income (loss)
As originally reported	$(34,716)					$(57,212)
Adjustments:
Reversal of expense for fee paid to Silver Lake Partners Management Company (f)	10,000					10,000

As restated	$(24,716)					$(47,212)

(1)	The first quarter ended April 30, 2006 of the fiscal year ended January 31, 2007 includes the Predecessor period from February 1, 2006 through March 9, 2006 and the Successor period from March 10, 2006 through April 30, 2006.

	Predecessor - Fiscal 2006
	Quarter Ended				Year Ended Jan. 31,
	Apr. 30,	Jul. 31,	Oct. 31,	Jan. 31,
Consolidated Balance Sheets:
Cash and cash equivalents:
As originally reported	$93,284	$88,330	$98,953	$148,401	$148,401
Adjustments:
Reclassification of cash and cash equivalents to short-term investments for investments with remaining maturities of three months or less but with original maturities of more than three months (c)	(18,264)	(20,688)	(22,848)	(27,095)	(27,095)

As restated	$75,020	$67,642	$76,105	$121,306	$121,306

Short-term investments:
As originally reported	$31,849	$43,232	$56,873	$60,837	$60,837
Adjustments:
Reclassification of cash and cash equivalents to short-term investments for investments with remaining maturities of three months or less but with original maturities of more than three months (c)	18,264	20,688	22,848	27,095	27,095

As restated	$50,113	$63,920	$79,721	$87,932	$87,932

Consolidated Statements of Cash Flows:
Net cash provided by operating activities:
As originally reported	$12,581	$27,035	$15,816	$28,623	$84,055
Adjustments:
Reclassification of cash paid for acquisition, restructure and other charges (a) (d)	(2,300)	4,035	(10,091)	5,696	(2,660)

As restated	$10,281	$31,070	$5,725	$34,319	$81,395

Net cash (used in) provided by investing activities:
As originally reported	$(23,859)	$(20,711)	$(6,449)	$21,305	$(29,714)
Adjustments:
Reclassification of cash paid for acquisition, restructure and other charges (a)	2,300	(4,035)	10,091	(9,506)	(1,150)
Reclassification of cash and cash equivalents to short-term investments for investments with remaining maturities of three months or less but with original maturities of more than three months (c)	(477)	(2,424)	(2,160)	(4,247)	(9,308)

As restated	$(22,036)	$(27,170)	$1,482	$7,552	$(40,172)

Net cash (used in) provided by financing activities:
As originally reported				$(780)	$(39,740)
Adjustments:
Reclassification of cash paid for acquisition, restructure and other charges (a)				3,810	3,810

As restated				$3,030	$(35,930)

	Predecessor - Fiscal 2005
	Quarter Ended				Year Ended Jan. 31,
	Apr. 30,	Jul. 31,	Oct. 31,	Jan. 31,
Consolidated Balance Sheets:
Cash and cash equivalents:
As originally reported	$423,272	$140,530	$126,494	$133,330	$133,330
Adjustments:
Reclassification of cash and cash equivalents to short-term investments for investments with remaining maturities of three months or less but with original maturities of more than three months (c)	(11,010)	(9,704)	(33,825)	(17,787)	(17,787)

As restated	$412,262	$130,826	$92,669	$115,543	$115,543

Short-term investments:
As originally reported	$41,923	$41,534	$32,618	$16,778	$16,778
Adjustments:
Reclassification of cash and cash equivalents to short-term investments for investments with remaining maturities of three months or less but with original maturities of more than three months (c)	11,010	9,704	33,825	17,787	17,787

As restated	$52,933	$51,238	$66,443	$34,565	$34,565

Consolidated Statements of Cash Flows:
Net cash provided by (used in) operating activities:
As originally reported		$6,289	$6,882	$32,898	$63,171
Adjustments:
Reclassification of cash paid for acquisition, restructure and other charges (a) (d)		(10,760)	(3,492)	(5,438)	(19,690)

As restated		$(4,471)	$3,390	$27,460	$43,481

Net cash provided by (used in) investing activities:
As originally reported	$147,370	$(287,498)	$4,523	$(16,337)	$(151,942)
Adjustments:
Reclassification of cash paid for acquisition, restructure and other charges (a) (d)	—	10,760	3,492	5,438	19,690
Reclassification of cash and cash equivalents to short-term investments for investments with remaining maturities of three months or less but with original maturities of more than three months (c)	20,547	1,306	(24,121)	16,038	13,770

As restated	$167,917	$(275,432)	$(16,106)	$5,139	$(118,482)

Reclassification Adjustments

(a) Reclassification of cash paid for acquisition, restructure and other charges. Adjustments were recorded to reclassify cash paid relating to acquisition, restructure and other related charges to cash used in operating activities. Cash paid relating to acquisition, restructure and other related charges has been reclassified from cash used in financing or investing activities to cash used in operating activities, resulting in a decrease to cash flow from operating activities and an increase in cash used in either financing or investing activities of $19.7 million, $2.7 million (see reclassification adjustment (d) below) and $14.3 million for the periods ended January 31, 2005, January 31, 2006 and January 31, 2007, respectively. These adjustments included reclassifying $30.3 million of cash paid relating to acquisition, restructure and other charges from the Predecessor period from February 1, 2006 to March 9, 2006 to the Successor period from March 10, 2006 to January 31, 2007.

(b) Reclassification of interest payments on term credit facility and subordinated notes. Adjustments were recorded to properly classify cash interest payment on the term credit facility and subordinated notes to cash used in operating activities. Interest payments on the term credit facility and senior subordinated notes in the amount of $35.2 million have been reclassified from cash flows from financing activities (increasing the net cash provided by financing activities) to cash flows from operating activities (reducing the net cash provided by operating activities) for the Successor period from March 10, 2006 to January 31, 2007.

(c) Reclassification of cash and cash equivalents to short-term investments for investments with remaining maturities of three months or less but with original maturities of more than three months. Adjustments were recorded to properly record investments with original maturities of more than three months as short term investments. Investments having remaining maturities of three months or less but with original maturities of more than three months have been reclassified from cash and cash equivalents to short-term investments, decreasing cash and cash equivalents and increasing short term investments by $17.8 million, $27.1 million and $0.3 million for the periods ended January 31, 2005, January 31, 2006 and March 9, 2006, respectively.

(d) Reclassification of cash paid for acquisition, restructure and other charges. For the fiscal year ended January 31, 2005, $2.8 million has been reclassified from cash provided by operating activities to cash paid in the acquisition of Merant. For the fiscal year ended January 31, 2006, a $4.9 million change in the fair market value of consideration in the acquisition of Merant has been reclassified from cash used in operating activities to cash used in investing activities offsetting the $7.6 million reclassification in the same period to total a $2.7 million reclassification.

(e) Reclassification of cash paid to the Company’s Employee Benefit Trusts. An adjustment was recorded to reclassify a cash acquisition cost to cash used in investing activities. For the period ended January 31, 2007, $3.2 million of cash paid to the Company’s Employee Benefit Trusts has been reclassified from cash used in financing activities to cash used in investing activities.

(f) Reversal of expense recorded for fee paid to Silver Lake Partners. An adjustment was recorded in the Predecessor period from February 1, 2006 to March 9, 2006 to reverse expense recorded for the $10.0 million fee paid to the Silver Lake Partners management company and to account for such fee in connection with the merger as an acquisition cost.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, with the assistance of senior management personnel, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of January 31, 2007. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual and quarterly reports filed under the Exchange Act. Based on this evaluation, and subject to the limitations described below, our Chief Executive Officer and our Chief Financial Officer previously concluded that our disclosure controls and procedures were effective as of January 31, 2007. However, in connection with the restatement of our Consolidated Statements of Cash Flows for fiscal years ended January 31, 2005, 2006 and 2007, Consolidated Balance Sheet as of January 31, 2006, and Consolidated Statement of Operations for the period February 1, 2006 to March 9, 2006, as described in Note 12 to our Consolidated Financial Statements for the fiscal year ended January 31, 2007, our management has identified a material weakness in our internal control over financial reporting as described below. As a result of this material weakness, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of January 31, 2007.

Material Weakness in Internal Control over Financial Reporting

Subsequent to the filing of our annual report on Form 10-K with the SEC for the year ended January 31, 2007, we identified various misclassifications and errors in our Consolidated Financial Statements as more fully described in Note 12 to our Consolidated Financial Statements. We have determined that these misclassifications and errors were the result of a material weakness in our internal control over financial reporting as of January 31, 2007, specifically with regard to the technical review procedures related to non-routine items in our Consolidated Financial Statements. A material weakness is a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of a company’s annual or interim financial statements would not be prevented or detected by company personnel in the normal course of performing their assigned functions.

Internal Control over Financial Reporting

This Annual Report on Form 10-K/A does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for companies that were not required to file an annual report pursuant to section 13(a) or 15(d) of the Exchange Act for the prior fiscal year or had not filed an annual report with the Securities and Exchange Commission for the prior fiscal year.

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

We have filed a copy of our Financial Code of Ethics as Exhibit 14.1 to this Annual Report on Form 10-K/A. A free copy of our Financial Code of Ethics may be obtained by directing your request to Serena Software, Inc., 2755 Campus Drive, San Mateo CA 94403 Attn: General Counsel and Secretary.

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

ITEM 13.     CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as a part of this annual report on Form 10-K/A:

1. Index to Consolidated Financial Statements:

All schedules have been omitted because the required information is shown in the consolidated financial statements or the accompanying notes, or is not applicable or required.

3. Index of Exhibits:

Exhibit No.	Exhibit Description

2.1	Agreement and Plan of Merger by and between Spyglass Merger Corp. and Serena Software, Inc. dated as of November 11, 2005 (incorporated by reference to Exhibit 2.1 to the registrant’s current report on Form 8-K (file no. 000-25285), filed with the SEC on November 14, 2005)

3.1	Restated Certificate of Incorporation of Serena Software, Inc. (incorporated by reference to Exhibit 3.01 to the registrant’s current report on Form 8-K (file no. 000-25285), filed with the SEC on August 21, 2006)

3.2	Bylaws of Serena Software, Inc. (incorporated by reference to Exhibit 3.02 to the registrant’s current report on Form 8-K (file no. 000-25285), filed with the SEC on August 21, 2006)

4.1	Indenture between Serena Software, Inc. and U.S. Bank National Association, as Trustee dated December 15, 2003 (incorporated by reference to Exhibit 4.1 to the registrant’s registration statement on Form S-3 (file no. 333-112770), filed with the SEC on February 12, 2004)

4.2	First Supplemental Indenture between Serena Software, Inc. and U.S. Bank National Association, as Trustee dated March 9, 2006. (incorporated by reference to Exhibit 4.1 to the registrant’s current report on Form 8-K (file no. 000-25285), filed with the SEC on March 16, 2006)

4.3	Pledge Agreement between Serena Software, Inc. and U.S. Bank National Association, as Trustee dated December 15, 2003 (incorporated by reference to Exhibit 4.3 to the registrant’s registration statement on Form S-3 (file no. 333-112770), filed with the SEC on February 12, 2004)

4.4	Form of 1 1/2% Convertible Subordinated Note Due 2023 (included in Exhibit 4.1)

4.5	Indenture between Serena Software, Inc., Spyglass Merger Corp. and The Bank of New York, as Trustee dated March 10, 2006 (incorporated by reference to Exhibit 99.B(2) to the registrant’s amended Schedule 13E-3 (file no. 005-58055) filed with the SEC on March 15, 2006)

4.6	Registration Rights Agreement among Serena Software, Inc., Spyglass Merger Corp., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Lehman Brothers Inc. dated March 10, 2006 (incorporated by reference to Exhibit 18 to the amended Schedule 13D (file no. 005-58055) filed by Silver Lake Partners II, L.P. with the SEC on March 16, 2006)

Exhibit No.	Exhibit Description

4.7	Form of 10 3/8% Senior Subordinated Note due 2016 (included in Exhibit 4.5)

10.1	Sublease Agreement dated January 22, 2002 between RSA Security, Inc. and Serena Software, Inc. (for new headquarter facilities in San Mateo) (incorporated by reference to Exhibit 10.16 to the registrant’s annual report on Form 10-K (file no. 000- 25285), filed with the SEC on April 29, 2002)

10.2	Landlord Consent to Sublease Agreement dated January 30, 2002 by and among EOP-Peninsula Office Park, L.L.C. and RSA Security, Inc. and Serena Software, Inc. (for headquarter facilities in San Mateo) (incorporated by reference to Exhibit 10.15 to the registrant’s annual report on Form 10-K (file no. 000-25285), filed with the SEC on April 29, 2002)

10.3	Credit Agreement among Spyglass Merger Corp., Serena Software, Inc., Lehman Brothers Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and UBS Securities LLC, as Joint Lead Arrangers and Joint Lead Bookrunners and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Syndication Agent, UBS Securities LLC, as Documentation Agent and the Administrative Agent dated as of March 10, 2006 (incorporated by reference to Exhibit 99.B(3) to the registrant’s amended Schedule 13E-3 (file no. 005-58055) filed with the SEC on March 15, 2006)

10.4	Security Agreement among Spyglass Merger Corp., Serena Software, Inc. and Lehman Commercial Paper Inc., as Collateral Agent dated as of March 10, 2006 (incorporated by reference to Exhibit 10.28 to the registrant’s registration statement on Form S-4 (file no. 333-133641) filed by the registrant with the SEC on April 28, 2006)

10.5	Pledge Agreement among Spyglass Merger Corp., Serena Software, Inc. and Lehman Commercial Paper Inc., as Collateral Agent dated as of March 10, 2006 (incorporated by reference to Exhibit 10.29 to the registrant’s registration statement on Form S-4 (file no. 333-133641) filed by the registrant with the SEC on April 28, 2006)

10.6	Stockholders Agreement by and among Spyglass Merger Corp., Silver Lake Partners II, L.P., Silver Lake Technology Investors II, L.P., Serena Co-Invest Partners, L.P., Integral Capital Partners VII, L.P., Douglas D. Troxel Living Trust, Change Happens Foundation and Douglas D. Troxel dated as of March 10, 2006 (incorporated by reference to Exhibit 22 to the amended Schedule 13D (file no. 005-58055) filed by Silver Lake Partners II, L.P. with the SEC on March 16, 2006)

10.7	Management Stockholders Agreement, dated as of March 7, 2006, among Spyglass Merger Corp., Silver Lake Partners II, L.P., Silver Lake Technology Investors II, L.P. and the Initial Management Investors named therein (incorporated by reference to Exhibit 23 to the amended Schedule 13D (file no. 005-58055) filed by Silver Lake Partners II, L.P. with the SEC on March 16, 2006)

10.8	Management Agreement by and between Spyglass Merger Corp. and Silver Lake Technology Management, L.L.C. dated as of November 11, 2005 (incorporated by reference to Exhibit 10.19 to the registrant’s registration statement on Form S-4 (file no. 333-133641) filed by the registrant with the SEC on April 28, 2006)

10.9*	Amended and Restated 1997 Stock Option Plan (incorporated by reference to Exhibit 10.2A to the registrant’s registration statement on Form S-1 (Registration No. 333-67761) filed with the SEC on February 11, 1999)

10.10*	Form of Option Agreement under the Amended and Restated 1997 Stock Option Plan (incorporated by reference to Exhibit 10.2B to the registrant’s registration statement on Form S-1 (Registration No. 333-67761) filed with the SEC on February 11, 1999)

10.11*	Serena Software, Inc. 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.24 to the registrant’s amended registration statement on Form S-4/A (file no. 333-133641) filed by the registrant with the SEC on July 28, 2006)

10.12*	Form of 2006 Stock Option Grant — Time Options (incorporated by reference to Exhibit 10.25 to the registrant’s registration statement on Form S-4 (file no. 333-133641) filed by the registrant with the SEC on April 28, 2006)

Exhibit No.	Exhibit Description

10.13*	Form of 2006 Stock Option Grant — Time/Performance Options (incorporated by reference to Exhibit 10.26 to the registrant’s registration statement on Form S-4 (file no. 333-133641) filed by the registrant with the SEC on April 28, 2006)

10.14*	Restricted Stock Agreement between Spyglass Merger Corp. and Mark E. Woodward dated as of March 10, 2006 (incorporated by reference to Exhibit 24 to the amended Schedule 13D (file no. 005-58055) filed by Silver Lake Partners II, L.P. with the SEC on March 16, 2006)

10.15*	Restricted Stock Agreement between Spyglass Merger Corp. and Robert I. Pender, Jr. dated as of March 10, 2006 (incorporated by reference to Exhibit 25 to the amended Schedule 13D (file no. 005-58055) filed by Silver Lake Partners II, L.P. with the SEC on March 16, 2006)

10.16*	Employment Agreement by and between Serena Software, Inc. and Mark E. Woodward dated as of March 10, 2006 (incorporated by reference to Exhibit 10.20 to the registrant’s registration statement on Form S-4 (file no. 333-133641) filed by the registrant with the SEC on April 28, 2006)

10.17*	Employment Agreement by and between Serena Software, Inc. and Robert I. Pender, Jr. dated as of March 10, 2006 (incorporated by reference to Exhibit 10.21 to the registrant’s registration statement on Form S-4 (file no. 333-133641) filed by the registrant with the SEC on April 28, 2006)

10.18*†	Employment Agreement between Serena Software, Inc. and Michael Steinharter dated December 11, 2006

10.19*†	Employment Agreement between Serena Software, Inc. and Jeremy Burton dated February 11, 2007

10.20*†	Separation Agreement and General Release between Serena Software, Inc. and Mark Woodward dated as of December 20, 2006

10.21*†	Form of Change in Control Agreement

10.22*	FY 2007 Executive Annual Incentive Plan (incorporated by reference to Exhibit 10.01 to the registrant’s current report on Form 8-K (file no. 000-25285), filed with the SEC on August 21, 2006)

10.23*	FY 2008 Executive Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K (file no. 000-25285), filed with the SEC on February 23, 2007)

10.24*†	Share Subscription Agreement between Serena Software, Inc. and Michael Steinharter dated January 27, 2007

12.1††	Statement of Computation of Ratio of Earnings to Fixed Charges (as restated)

14.1†	Financial Code of Ethics

21.1†	List of Subsidiaries of Serena Software, Inc.

24.1†	Powers of Attorney (included on signature page)

31.1††	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2††	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1‡	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2‡	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or compensatory plan or arrangement.
†	Exhibit was filed as an exhibit (with corresponding exhibit number) to registrant’s Form 10-K (file no. 000-25285), filed with the SEC on April 30, 2007, and is incorporated herein by this reference.
††	Exhibit is filed herewith.
‡	Exhibit is furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 18, 2007.

SERENA SOFTWARE, INC.

By:	/s/ ROBERT I. PENDER, JR.
Robert I. Pender, Jr. Senior Vice President, Finance and Administration, Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

SERENA Software, Inc.:

We have audited the accompanying consolidated balance sheets of Serena Software, Inc. and subsidiaries, (“the Company”), as of January 31, 2006 (Predecessor) and 2007 (Successor), and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years ended January 31, 2005 and 2006 (Predecessor), for the period from February 1, 2006 to March 9, 2006 (Predecessor) and for the period from March 10, 2006 to January 31, 2007 (Successor). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

As discussed in Note 12 to the consolidated financial statements, the Company has restated its consolidated financial statements.

/s/    KPMG LLP

Mountain View, California

April 30, 2007, except for Note 12 which is as of July 17, 2007

SERENA SOFTWARE, INC.

PREDECESSOR / SUCCESSOR (SEE NOTE 1 (b))

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	Predecessor January 31, 2006	Successor January 31, 2007
	(As Restated)
ASSETS
Current assets
Cash and cash equivalents	$121,306	$68,455
Restricted short-term investments	3,260	—
Short-term investments	87,932	12
Accounts receivable, net of allowance of $1,151 and $847 at January 31, 2006 and 2007, respectively	35,464	40,894
Deferred taxes, net	8,658	10,593
Prepaid expenses and other current assets	4,638	5,051

Total current assets	261,258	125,005
Long-term investments	13,626	—
Property and equipment, net	5,927	6,931
Goodwill	297,775	801,770
Other intangible assets, net	87,359	402,688
Other assets	2,689	11,053

Total assets	$668,634	$1,347,447

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$—	$30,000
Accounts payable	2,551	2,268
Income taxes payable	13,961	11,828
Accrued expenses	25,835	30,259
Accrued interest on term loan and subordinated notes	413	9,910
Deferred revenue	64,138	61,642

Total current liabilities	106,898	145,907
Deferred revenue, net of current portion	10,608	16,759
Long-term liabilities	1,953	1,906
Deferred taxes	27,976	151,250
Term loan	—	345,000
Senior subordinated notes	—	200,000
Convertible subordinated notes	220,000	5

Total liabilities	367,435	860,827

Commitments and contingencies:
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized and no shares issued and outstanding at January 31, 2006; $0.01 par value, 10,000,000 shares authorized and no shares issued and outstanding at January 31, 2007	—	—
Series A Preferred stock, $0.01 par value; 1 share authorized, issued and outstanding at January 31, 2007	—	—
Common stock, $0.001 par value, 90,000,000 shares authorized and 41,380,171 shares issued and outstanding at January 31, 2006; $0.01 par value, 200,000,000 shares authorized and 98,519,130 shares issued and outstanding at January 31, 2007	41	985
Additional paid-in capital	153,411	508,414
Deferred stock-based compensation	(8,744)	—
Accumulated other comprehensive loss	(4,338)	(283)
Retained earnings (deficit)	160,829	(22,496)

Total stockholders’ equity	301,199	486,620

Total liabilities and stockholders’ equity	$668,634	$1,347,447

See accompanying notes to consolidated financial statements.

SERENA SOFTWARE, INC.

PREDECESSOR / SUCCESSOR (SEE NOTE 1 (b))

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	Predecessor			Successor
	Fiscal Year Ended January 31,		Fiscal Year Ended January 31, 2007
			For the Period From February 1, 2006 to March 9, 2006	For the Period From March 10, 2006 to January 31, 2007
	2005	2006
			(As restated)
Revenue:
Software licenses	$85,350	$90,554	$2,847	$83,673
Maintenance	98,558	136,009	13,989	120,616
Professional services	24,197	29,209	2,872	31,294

Total revenue	208,105	255,772	19,708	235,583

Cost of revenue:
Software licenses	3,149	3,211	238	2,497
Maintenance	11,441	13,225	1,375	12,287
Professional services	21,489	26,628	3,035	28,723
Amortization of acquired technology	14,051	16,921	1,786	36,067

Total cost of revenue	50,130	59,985	6,434	79,574

Gross profit	157,975	195,787	13,274	156,009

Operating expenses:
Sales and marketing	64,729	74,196	6,520	65,876
Research and development	31,219	34,678	3,555	32,248
General and administrative	18,711	18,868	1,806	16,878
Amortization of intangible assets	9,608	10,516	1,098	32,541
Acquired in-process research and development	10,400	—	—	4,100
Restructuring, acquisition and other charges	2,351	6,462	31,916	1,813

Total operating expenses	137,018	144,720	44,895	153,456

Operating income (loss)	20,957	51,067	(31,621)	2,553
Interest income	3,868	6,203	856	3,140
Interest expense	(3,300)	(3,300)	(355)	(45,062)
Change in the fair value of derivative instrument	—	—	—	(1,154)
Amortization of debt issuance costs	(1,466)	(1,340)	(1,931)	(1,632)

Income (loss) before income taxes	20,059	52,630	(33,051)	(42,155)
Income tax expense (benefit)	10,573	17,363	(8,335)	(19,659)

Net income (loss)	$9,486	$35,267	$(24,716)	$(22,496)

See accompanying notes to consolidated financial statements.

SERENA SOFTWARE, INC.

PREDECESSOR / SUCCESSOR (SEE NOTE 1 (b))

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Deferred Stock-based Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Predecessor company balance as of January 31, 2004	38,277,820	$38	$78,892	$—	$272	$116,076	$195,278

Components of comprehensive income:
Net income	—	—	—	—	—	9,486	9,486
Change in foreign currency translation	—	—	—	—	(4,355)	—	(4,355)
Change in unrealized loss on available-for-sale securities, net of tax	—	—	—	—	(372)	—	(372)

Total comprehensive income	—	—	—	—	—	—	4,759
Issuance of common stock under the employee stock purchase plan	207,661	—	2,952	—	—	—	2,952
Repurchase of common stock	(2,410,500)	(2)	(43,100)	—	—	—	(43,102)
Common stock options exercised	717,685	1	9,515	—	—	—	9,516
Issuance of common stock in connection with the Merant acquisition	5,473,540	5	127,676	(1,822)	—	—	125,859
Amortization of stock-based compensation	—	—	—	730	—	—	730
Tax benefit from employee stock plans	—	—	1,815	—	—	—	1,815

Predecessor company balance as of January 31, 2005	42,266,206	42	177,750	(1,092)	(4,455)	125,562	297,807

Components of comprehensive income:
Net income	—	—	—	—	—	35,267	35,267
Change in foreign currency translation	—	—	—	—	471	—	471
Change in unrealized loss on available-for-sale securities, net of tax	—	—	—	—	(354)	—	(354)

Total comprehensive income	—	—	—	—	—	—	35,384
Issuance of common stock under the employee stock purchase plan	204,691	—	3,374	—	—	—	3,374
Repurchase of common stock	(2,187,500)	(2)	(48,599)	—	—	—	(48,601)
Common stock options exercised	621,774	1	9,296	—	—	—	9,297
Issuance of restricted common stock	475,000	—	9,429	(9,429)	—	—	—
Amortization of stock-based compensation	—	—	—	1,777	—	—	1,777
Tax benefit from employee stock plans	—	—	2,161	—	—	—	2,161

Predecessor company balance as of January 31, 2006	41,380,171	41	153,411	(8,744)	(4,338)	160,829	301,199

Components of comprehensive (loss):
Net (loss) (as restated)	—	—	—	—	—	(24,716)	(24,716)
Change in foreign currency translation	—	—	—	—	132	—	132

Total comprehensive (loss) (as restated)	—	—	—	—	—	—	(24,584)
Common stock options exercised	71,461	—	1,067	—	—	—	1,067
Amortization of stock-based compensation	—	—	—	254	—	—	254
Acceleration of options in the Merger	—	—	17,807	—	—	—	17,807
Fair value in excess of $24.00 per share for options assumed in the Merger	—	—	651	—	—	—	651

SERENA SOFTWARE, INC.

PREDECESSOR / SUCCESSOR (SEE NOTE 1 (b))

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)

(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Deferred Stock-based Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Predecessor company balance as of March 9, 2006 (as restated)	41,451,632	$41	$172,936	$(8,490)	$(4,206)	$136,113	$296,394

Successor company:
Initial investment by Silverlake Partners and management including shares and options assumed	99,113,930	$991	$507,166	$—	$—	$—	$508,157

Components of comprehensive (loss):
Net (loss)	—	—	—	—	—	(22,496)	(22,496)
Change in foreign currency translation	—	—	—	—	(283)	—	(283)

Total comprehensive (loss)	—	—	—	—	—	—	(22,779)
Issuance of common stock	50,000	—	255	—	—	—	255
Repurchase of common stock	(40,000)	—	(204)	—	—	—	(204)
Common stock cancelled	(604,800)	(6)	(498)	—	—	—	(504)
Repurchases of common stock options	—	—	(6,137)	—	—	—	(6,137)
Amortization of stock-based compensation	—	—	7,798	—	—	—	7,798
Tax benefit from employee stock plans	—	—	34	—	—	—	34

Successor company balance as of January 31, 2007	98,519,130	$985	$508,414	$—	$(283)	$(22,496)	$486,620

See accompanying notes to consolidated financial statements

SERENA SOFTWARE, INC.

PREDECESSOR / SUCCESSOR (SEE NOTE 1 (b))

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(As restated)

	Predecessor			Successor
	Fiscal Year Ended January 31,		Fiscal Year Ended January 31, 2007
			For the Period From February 1, 2006 to March 9, 2006	For the Period From March 10, 2006 to January 31, 2007
	2005	2006
Cash flows from operating activities:
Net income (loss)	$9,486	$35,267	$(24,716)	$(22,496)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	2,771	2,799	319	2,680
Deferred income taxes	(13,815)	2,027	(8,962)	(21,139)
Tax benefit from employee stock plans	1,815	2,161	—	—
Loss on disposal of property and equipment	2	35	—	—
Accrued interest on pledged securities	(145)	(103)	—	—
Interest expense on term credit facility and subordinated notes, net of interest paid	3,300	3,300	355	9,681
Accrued interest income	209	—	—	—
Fair market value adjustment on the interest rate swap	—	—	—	1,154
Amortization of debt issuance costs	1,466	1,340	1,931	1,632
Stock-based compensation	730	1,777	18,712	7,295
Amortization of acquired technology	14,051	16,921	1,786	36,067
Amortization of intangible assets	9,608	10,516	1,098	32,541
Acquired in-process research and development	10,400	—	—	4,100
Acquisition, restructure and other charges paid related to acquisitions	(16,938)	(7,575)	(1,059)	(14,097)
Changes in operating assets and liabilities:
Accounts receivable	(3,775)	5,524	2,328	(5,924)
Prepaid expenses and other assets	1,385	154	116	(200)
Accounts payable	1,183	(864)	(431)	148
Income taxes payable	10,789	(2,124)	627	1,528
Accrued expenses	8,042	8,589	12,236	13
Deferred revenue	2,917	1,651	1,736	15,935

Net cash provided by operating activities	43,481	81,395	6,076	48,918

Cash flows (used in) provided by investing activities:
Purchases of property and equipment	(1,970)	(3,039)	(221)	(3,440)
Sales of short-term and long-term investments	197,097	267,262	59,163	42,541
Purchases of short-term and long-term investments	(129,667)	(295,513)	—	—
Cash paid in acquisition of Merant plc, net of cash received	(180,233)	(5,635)	(139)	(562)
Cash paid in acquisition of selected net assets from Integrated Chipware	(3,709)	—	—	—
Cash paid in acquisition of Apptero, Inc. net of cash received	—	(3,247)	(32)	(834)
Cash paid in acquisition of Data Scientific Corp. net of cash received	—	—	—	(3,003)
Cash paid in the Silver Lake Partners transaction, including direct transaction costs	—	—	—	(847,035)
Cash paid in acquisition of Pacific Edge, Inc. net of cash received	—	—	—	(15,779)
Sale of restricted investments	—	—	—	3,260

Net cash (used in) provided by investing activities	(118,482)	(40,172)	58,771	(824,852)

Cash flows (used in) provided by financing activities:
Common stock repurchased under stock repurchase plans	(43,102)	(48,601)	—	(204)

SERENA SOFTWARE, INC.

PREDECESSOR / SUCCESSOR (SEE NOTE 1 (b))

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands)

(As restated)

	Predecessor			Successor
	Fiscal Year Ended January 31,		Fiscal Year Ended January 31, 2007
			For the Period From February 1, 2006 to March 9, 2006	For the Period From March 10, 2006 to January 31, 2007
	2005	2006
Proceeds from the sale of common stock under employee stock purchase plan and other plans	$2,952	$3,374	$—	$255
Exercise of stock options under employee stock option plan	9,516	9,297	1,067	—
Equity contributions from Silver Lake Partners and management	—	—	—	335,816
Debt issue costs paid	—	—	—	(15,648)
Principal borrowings under the term credit facility	—	—	—	400,000
Principal borrowings under the senior subordinated notes	—	—	—	200,000
Principal payments under the term credit facility	—	—	—	(25,000)
Payments on convertible subordinated notes, including conversion premium	—	—	—	(237,899)

Net cash (used in) provided by financing activities	(30,634)	(35,930)	1,067	657,320

Effect of exchange rate changes on cash	(4,546)	470	132	(283)

Net (decrease) increase in cash and cash equivalents	(110,181)	5,763	66,046	(118,897)
Cash and cash equivalents at beginning of period	225,724	115,543	121,306	187,352

Cash and cash equivalents at end of period	$115,543	$121,306	$187,352	$68,455

Supplemental disclosures of cash flow information:
Income taxes paid	$11,784	$16,559	$—	$4,218

Income taxes (refunded)	$—	$—	$—	$(4,266)

Interest expense paid	$—	$—	$—	$35,188

Non-cash investing and financing activities:
Consideration payable to Apptero shareholders in the acquisition	$—	$865	$—	$—

Common stock issued in acquisition of Merant plc, including estimated fair value of options assumed	$127,682	$—	$—	$—

Fair value of common stock issued in the Silver Lake Partners transaction, including estimated fair value of options assumed and fair value in excess of cash paid on the acceleration of options	$—	$—	$—	$508,157

Consideration payable to Data Scientific Corp. shareholders in the acquisition	$—	$—	$—	$525

Consideration payable to Serena Software, Inc. shareholders in the acquisition	$—	$—	$—	$254

Restricted investments sold by trustee to pay interest on convertible notes	$3,300	$3,300	$—	$—

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

PREDECESSOR / SUCCESSOR (SEE NOTE 1 (b))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2005, 2006 and 2007

(1)    Description of Business and Summary of Significant Accounting Policies—(Continued)

(c)    Restatement and Reclassifications

As discussed in Note 12 to the consolidated financial statements, the Company has restated its consolidated balance sheet as of January 31, 2006 (Predecessor), its consolidated statement of operations and stockholders’ equity (deficit) for the period from February 1, 2006 to March 9, 2006 (Predecessor), and its consolidated statements of cash flows for the years ended January 31, 2005 and 2006 (Predecessor), for the period from February 1, 2006 to March 9, 2006 (Predecessor) and for the period from March 10, 2006 to January 31, 2007 (Successor).

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

(f)    Cash, Cash Equivalents, Restricted Investments and Investments

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. As of January 31, 2006 and 2007, cash equivalents consisted of commercial paper and money market funds.

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

Cash equivalents consist of securities with original maturities of three months or less. Current restricted short-term investments and short-term investments are securities which mature in less than one year and non-current investments are securities which mature in one year or more.

Cash and cash equivalents, restricted short-term investments, and investments consisted of the following as of January 31, 2006 and 2007 (in thousands):

	Predecessor			Successor
	As of January 31, 2006			As of January 31, 2007
	Cost	Unrealized Losses	Market	Cost	Unrealized Losses	Market
Cash and Cash Equivalents:
Cash	$65,898	$—	$65,898	$30,679	$—	$30,679
Money Market Funds	55,408	—	55,408	37,776	—	37,776

	$121,306	$—	$121,306	$68,455	$—	$68,455

Restricted Short-term Investments:
U.S. Treasury Strips	$3,260	$—	$3,260	$—	$—	$—

Short-term Investments:
CD’s/Bonds	$25,094	$(62)	$25,032	$12	$—	$12
Corporate Notes	63,241	(341)	62,900	—	—	—

	$88,335	$(403)	$87,932	$12	$—	$12

Long-term Investments:
Corporate Notes	$13,701	$(75)	$13,626	$—	$—	$—

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

	Balance at Beginning of Period	Additions- Charges to Expenses	(a) Deductions & Write-offs	Balance at End of Period
Predecessor
Year Ended January 31, 2005:
Allowance for doubtful accounts	$951	$1,861	$(1,213)	$1,599
Year Ended January 31, 2006:
Allowance for doubtful accounts	$1,599	$524	$(972)	$1,151
Period from February 1, 2006 through March 9, 2006:
Allowance for doubtful accounts	$1,151	$—	$—	$1,151
Successor
Period from March 10, 2006 through January 31, 2007:
Allowance for doubtful accounts	$1,151	$175	$(479)	$847

(a)	Deductions related to the allowance for doubtful accounts represent amounts written off against the allowance.

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

PREDECESSOR/SUCCESSOR (SEE NOTE 1 (b))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2005, 2006 and 2007

(3)    Goodwill and Other Intangible Assets—(Continued)

The change in the carrying amount of goodwill for the fiscal years ended January 31, 2006 and 2007 is as follows (in thousands):

Predecessor company balance as of January 31, 2005 (as restated)	$328,586
Activity during the Predecessor fiscal year ended January 31, 2006:
Purchase accounting adjustments Merant goodwill	(26,534)
Purchase accounting adjustments to TeamShare goodwill	(4,277)

Predecessor company balance as of January 31, 2006 and March 9, 2006	$297,775

Successor company:
Goodwill recorded in the Merger	$795,219
Purchase accounting adjustment with respect to the release of certain tax reserves related to Merant	(4,004)
Goodwill recorded in the Pacific Edge acquisition	9,845

Successor company balance as of January 31, 2007	$801,770

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

With respect to the Merger in March 2006, the Company recorded acquisition-related costs totaling $13.6 million, and employee severance and other restructuring costs totaling $0.6 million, accrued through purchase accounting. With the Merger, the major actions that comprised the employee severance plan included a company-wide review of the organization’s workforce and a notification to affected employees of the acquired entity. All such notifications occurred prior to the consummation of the Merger and the employee severance plan was essentially completed upon notification. All affected employees were terminated.

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

SERENA SOFTWARE, INC.

PREDECESSOR / SUCCESSOR (SEE NOTE 1 (b))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2005, 2006 and 2007

(4)    Accrued Expenses—(Continued)

In aggregate, the Predecessor Company and Successor Company combined accrued $14.1 million and paid $15.2 million in acquisition-related and restructuring charges in the fiscal year ended January 31, 2007. The nature of the acquisition-related and restructuring charges and the amounts paid and accrued as of January 31, 2005, 2006 and 2007, which are included in accrued expenses are summarized as follows (in thousands):

	Severance, payroll taxes and other employee benefits	Facilities closures	Legal and other acquisition- related costs	Total acquisition- related and restructuring charges and accruals
Predecessor company balances as of January 31, 2004	$115	$47	$5	$167
Activity during the fiscal year ended January 31, 2005:
Accrued	10,071	1,300	12,948	24,319
Paid	(5,120)	(710)	(11,108)	(16,938)
Adjustments	—	—	(905)	(905)

Predecessor company balances as of January 31, 2005	$5,066	$637	$940	$6,643
Activity during the fiscal year ended January 31, 2006:
Accrued	—	—	6,562	6,562
Paid	(3,138)	(339)	(4,098)	(7,575)
Adjustments (1)	(1,428)	(143)	(665)	(2,236)

Predecessor company balances as of January 31, 2006	500	155	2,739	3,394
Activity during the Predecessor period from February 1, 2006 through March 9, 2006:
Accrued	553	—	13,006	13,559
Paid	(172)	(2)	(885)	(1,059)

Predecessor company balances as of March 9, 2006	881	153	14,860	15,894
Activity during the Successor period from March 10, 2006 through January 31, 2007 after assuming the Predecessor’s March 9, 2006 balances:
Accrued	10	201	366	577
Paid	(727)	(40)	(13,330)	(14,097)
Adjustments (2)	—	—	(289)	(289)

Successor company balances as of January 31, 2007	$164	$314	$1,607	$2,085

(1)	Purchase accounting adjustments recorded in the first fiscal quarter ended April 30, 2005 totaled $2.2 million and were the result of finalizing certain acquisition-related estimates associated with the Merant acquisition at the one year anniversary of the acquisition. There were no purchase accounting adjustments associated with acquisition-related and restructuring charges recorded in the second, third or fourth fiscal quarters in the fiscal year ended January 31, 2006.
(2)	Purchase accounting adjustments recorded in the third fiscal quarter ended October 31, 2006 totaled $0.2 million and were the result of finalizing certain acquisition-related estimates associated with the Merger. Purchase accounting adjustments recorded in the fourth fiscal quarter ended January 31, 2007 totaled $0.1 million and were the result of finalizing certain acquisition-related estimates associated with a smaller technology acquisition in March 2006.

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

In connection with the signing of the merger agreement, Spyglass and Silver Lake Management Company, L.L.C., or the manager, entered into a management agreement pursuant to which the manager will provide consulting and management advisory services to the Company. Silver Lake Management Company, L.L.C. is an affiliate of the Silver Lake investors. Pursuant to this agreement, the manager received a transaction fee in the amount of $10.0 million payable at completion of the acquisition transactions. The transaction fee was treated as an acquisition cost. Also pursuant to this agreement, the manager will receive an annual fee thereafter of $1.0 million, payable quarterly in advance, and fees as mutually agreed between the manager and the Company in connection with future financing, acquisition, disposition and change of control transactions involving the Company or its subsidiaries. The manager or its affiliates also received reimbursement for their out-of-pocket expenses incurred by them in connection with the acquisition transactions prior to the completion of the acquisition transactions and will receive reimbursements for their out-of-pocket expenses in connection with the provision of services pursuant to the management agreement. The management agreement also contains customary exculpation and indemnification provisions in favor of the manager and its affiliates. This agreement has a term of seven years, but may be terminated by either party earlier upon certain events, including an initial public offering of our common stock. In connection with any such early termination, we are required to pay certain fees to the manager.

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

The total estimated purchase price was $1,019.2 million and consisted of a combination of cash and stock as follows (in thousands):

Cash paid	$826,396
Shares assumed based on the common stock fair value on the closing date	155,510
Estimated fair value of options assumed	16,497
Estimated direct transaction costs	20,750

Total estimated purchase price of acquisition	$1,019,153

The total preliminary allocation of purchase price was as follows (in thousands):

Fair value of net liabilities assumed	$(58,075)
Acquired technology	165,800
Acquired in-process research and development	4,100
Trademark / Trade name portfolio	14,200
Customer relationships	276,200
Deferred tax liability	(178,291)
Goodwill	795,219

Total estimated purchase price of acquisition	$1,019,153

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

The Company’s net deferred tax assets (liabilities) are summarized as follows (in thousands):

	Predecessor	Successor
	January 31
	2006	2007
Deferred tax assets:
Allowance for doubtful accounts	$703	$341
Accrued expenses	2,484	1,274
Deferred revenue	1,756	2,734
State taxes	1,526	6,223
Property and equipment, net	6,936	—
Long lived assets acquired in a business combination, net	826	1,907
NOL and tax credits carryforward	4,664	18,639
Other	312	2,474

Total deferred tax assets	19,207	33,592
Valuation allowance	(3,791)	(7,696)

Net deferred tax assets	15,416	25,896

Deferred tax liabilities:
Long lived assets acquired in a business combination, net	(31,104)	(161,941)
Property and equipment, net	(603)	(2,413)
Other	(3,027)	(2,199)

Total deferred tax liabilities	(34,734)	(166,553)

Net deferred tax liabilities	$(19,318)	$(140,657)

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

PREDECESSOR/SUCCESSOR (SEE NOTE 1 (b))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2005, 2006 and 2007

(12)    Restatement of Consolidated Financial Statements

The Company determined that it must restate its previously issued financial statements for the period from February 1, 2006 to March 9, 2006 (Predecessor) related to the recognition of $10 million in fees paid in connection with the Spyglass Merger; and for the periods from March 10, 2006 to January 31, 2007 (Successor), February 1, 2006 to March 9, 2006 (Predecessor) and the years ended January 31, 2006 and 2005 to correct for the overstatement of the Company’s previously reported Cash and Cash equivalents balance and correct several misclassifications within the Company’s previously reported Statements of Cash Flows.

As discussed in Note 5, the Company paid $10 million in fees to the Silver Lake Partners management company in connection with the Spyglass Merger which was previously recorded as an expense by the Predecessor in the period from February 1, 2006 to March 9, 2006. This fee is more properly reflected as a direct cost of the acquisition. This correction served to change the net loss from $34.7 million to $24.7 million for the period from February 1, 2006 to March 9, 2006 (Predecessor).

As a result of a detailed review of the Company’s application of FASB Statement No. 95, Statement of Cash Flows, the Company determined that several adjustments were required to conform to this standard, as follows:

(a) Restatement of cash and cash equivalents balance and reclassification to short-term investments for investments with remaining maturities of three months or less but with original maturities of more than three months. Adjustments were recorded to properly record investments with original maturities of more than three months as short term investments. Investments having remaining maturities of three months or less but with original maturities of more than three months have been reclassified from cash and cash equivalents to short-term investments, decreasing cash and cash equivalents and increasing short-term investments by $17.8 million, $27.1 million and $0.3 million for the periods ended January 31, 2005, January 31, 2006 and March 9, 2006, respectively.

(b) Reclassification of cash paid for acquisition, restructure and other charges. Adjustments were recorded to reclassify cash paid relating to acquisition, restructure and other related charges to cash used in operating activities. Cash paid relating to acquisition, restructure and other related charges has been reclassified from cash used in financing or investing activities to cash used in operating activities, resulting in a decrease to cash flow from operating activities and an increase in cash used in either financing or investing activities of $19.7 million, $2.7 million (see reclassification adjustment (d) below) and $14.3 million for the periods ended January 31, 2005, January 31, 2006 and January 31, 2007, respectively.

(c) Reclassification of interest payments on term credit facility and subordinated notes. Adjustments were recorded to properly classify cash interest payments on the term credit facility and subordinated notes to cash used in operating activities. Interest payments on the term credit facility and senior subordinated notes in the amount of $35.2 million have been reclassified from cash flows from financing activities (increasing the net cash provided by financing activities) to cash flows from operating activities (reducing the net cash provided by operating activities) for the Successor period from March 10, 2006 to January 31, 2007.

(d) Reclassification of cash paid for acquisition, restructure and other charges. For the fiscal year ended January 31, 2005, $2.8 million has been reclassified from cash provided by operating activities to cash paid in the acquisitions of Merant. For the fiscal year ended January 31, 2006, a $4.9 million change in the fair market value of consideration in the acquisition of Merant has been reclassified from cash used in operating activities to cash used in investing activities, offsetting the $7.6 million reclassification in the same period and resulting in a total reclassification of $2.7 million.

SERENA SOFTWARE, INC.

PREDECESSOR/SUCCESSOR (SEE NOTE 1 (b))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2005, 2006 and 2007

(12)    Restatement of Consolidated Financial Statements—(Continued)

(e) Reclassification of cash paid to the Company’s Employee Benefit Trusts. An adjustment was recorded to reclassify a cash acquisition cost to cash used in investing activities. For the period ended January 31, 2007, $3.2 million of cash paid to the Company’s Employee Benefit Trusts has been reclassified from cash used in financing activities to cash used in investing activities.

The restatement had no impact on the total of cash and cash equivalents and short-term investments on the Company’s Consolidated Balance Sheets.

The following table summarizes the impact of the restatement on the Company’s Predecessor/Successor Consolidated Statements of Cash Flows for the periods ended January 31, 2005, January 31, 2006, March 9, 2006 and January 31, 2007 Predecessor Consolidated Balance Sheet as of January 31, 2006, and the Consolidated Statement of Operations for the Predecessor period February 1, 2006 to March 9, 2006 (in thousands):

	Predecessor			Successor
	Fiscal Year Ended January 31,		Fiscal Year Ended January 31, 2007
			For the Period From February 1, 2006 to March 9, 2006	For the Period From March 10, 2006 to January 31, 2007
	2005	2006
Net income (loss):
As originally reported			(34,716)
As restated			(24,716)

Net cash provided by operating activities:
As originally reported	$63,171	$84,055	$6,050	$98,397
As restated	43,481	81,395	6,076	48,918

Net cash (used in) provided by investing activities:
As originally reported	(151,942)	(29,714)	31,974	(835,535)
As restated	(118,482)	(40,172)	58,771	(824,852)

Net cash (used in) provided by financing activities:
As originally reported		(39,740)		618,894
As restated		(35,930)		657,320

Net (decrease) increase in cash and cash equivalents:
As originally reported	(123,951)	15,071	39,223	(119,169)
As restated	(110,181)	5,763	66,046	(118,897)

Cash and cash equivalents at beginning of period:
As originally reported	257,281	133,330	148,401	187,624
As restated	225,724	115,543	121,306	187,352

Cash and cash equivalents at end of period:
As originally reported	133,330	148,401	187,624
As restated	115,543	121,306	187,352

SERENA SOFTWARE, INC.

PREDECESSOR/SUCCESSOR (SEE NOTE 1 (b))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2005, 2006 and 2007

(12)    Restatement of Consolidated Financial Statements—(Continued)

	Predecessor			Successor
	Fiscal Year Ended January 31,		Fiscal Year Ended January 31, 2007
			For the Period From February 1, 2006 to March 9, 2006	For the Period From March 10, 2006 to January 31, 2007
	2005	2006

Short-term Investments:
As originally reported		60,837
As restated		87,932

The following reconciliations detail the impact of the restatement on the Company’s Predecessor/Successor Consolidated Statements of Cash Flows for the periods ended January 31, 2005, January 31, 2006, March 9, 2006 and January 31, 2007 (in thousands):

	Predecessor			Successor
	Fiscal Year Ended January 31,		Fiscal Year Ended January 31, 2007
			For the Period From February 1, 2006 to March 9, 2006	For the Period From March 10, 2006 to January 31, 2007
	2005	2006

Net cash provided by operating activities:
As originally reported	$63,171	$84,055	$6,050	$98,397
Adjustments:
Reclassification of cash paid for acquisition, restructure and other charges (b) (d)	(19,690)	(2,660)	26	(14,291)
Reclassification of interest payments on term credit facility and subordinated notes (c)	—	—	—	(35,188)

As restated	$43,481	$81,395	$6,076	$48,918

SERENA SOFTWARE, INC.

PREDECESSOR/SUCCESSOR (SEE NOTE 1 (b))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2005, 2006 and 2007

(12)    Restatement of Consolidated Financial Statements—(Continued)

	Predecessor			Successor
	Fiscal Year Ended January 31,		Fiscal Year Ended January 31, 2007
			For the Period From February 1, 2006 to March 9, 2006	For the Period From March 10, 2006 to January 31, 2007
	2005	2006

Net cash (used in) provided by investing activities:
As originally reported	$(151,942)	$(29,714)	$31,974	$(835,535)
Adjustments:
Reclassification of cash paid for acquisition, restructure and other charges (b) (d)	19,690	(1,150)	30,281	(6,016)
Reclassification of cash and cash equivalents to short-term investments for investments with remaining maturities of three months or less but with original maturities of more than three months (a)	13,770	(9,308)	(3,484)	30,579
Reclassification of cash paid to the Company’s Employee Benefit Trusts (e)	—	—	—	(3,238)
Fee paid to Silver Lake Partners (f)	—	—	—	(10,000)
Correction of typographical error in net cash provided by investing activities as originally reported	—	—	—	(642)

As restated	$(118,482)	$(40,172)	$58,771	$(824,852)

Net cash (used in) provided by financing activities:
As originally reported		$(39,740)	$1,067	$618,894
Adjustments:
Reclassification of cash paid for acquisition, restructure and other charges (b)		3,810	—	—
Reclassification of interest payments on term credit facility and subordinated notes (c)		—	—	35,188
Reclassification of cash paid to the Company’s Employee Benefit Trusts (e)		—	—	3,238

As restated		$(35,930)	$1,067	$657,320

Net (decrease) increase in cash and cash equivalents:
As originally reported	$(123,951)	$15,071	$39,223	$(119,169)
Adjustments:
Reclassification of cash and cash equivalents to short-term investments for investments with remaining maturities of three months or less but with original maturities of more than three months (a)	13,770	(9,308)	(3,484)	30,579
Reclassification of cash paid for acquisition, restructure and other charges (b)	—	—	30,307	(30,307)

As restated	$(110,181)	$5,763	$66,046	$(118,897)

SERENA SOFTWARE, INC.

PREDECESSOR/SUCCESSOR (SEE NOTE 1 (b))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2005, 2006 and 2007

(12)    Restatement of Consolidated Financial Statements—(Continued)

	Predecessor			Successor
	Fiscal Year Ended January 31,		Fiscal Year Ended January 31, 2007
			For the Period From February 1, 2006 to March 9, 2006	For the Period From March 10, 2006 to January 31, 2007
	2005	2006

Cash and cash equivalents at beginning of period:
As originally reported	$257,281	$133,330	$148,401	$187,624
Adjustments:
Reclassification of cash and cash equivalents to short-term investments for investments with remaining maturities of three months or less but with original maturities of more than three months (a)	(31,557)	(17,787)	(27,095)	(272)

As restated	$225,724	$115,543	$121,306	$187,352

Cash and cash equivalents at end of period:
As originally reported	$133,330	$148,401	$187,624
Adjustments:
Reclassification of cash and cash equivalents to short-term investments for investments with remaining maturities of three months or less but with original maturities of more than three months (a)	(17,787)	(27,095)	(272)

As restated	$115,543	$121,306	$187,352

Reclassification Adjustments:

(a) Reclassification of cash and cash equivalents to short-term investments for investments with remaining maturities of three months or less but with original maturities of more than three months. Adjustments were recorded to properly record investments with original maturities of more than three months as short term investments. Investments having remaining maturities of three months or less but with original maturities of more than three months have been reclassified from cash and cash equivalents to short-term investments, decreasing cash and cash equivalents and increasing short-term investments by $17.8 million, $27.1 million and $0.3 million for the periods ended January 31, 2005, January 31, 2006 and March 9, 2006, respectively.

(b) Reclassification of cash paid for acquisition, restructure and other charges. Adjustments were recorded to reclassify cash paid relating to acquisition, restructure and other related charges to cash used in operating activities. Cash paid relating to acquisition, restructure and other related charges has been reclassified from cash used in financing or investing activities to cash used in operating activities, resulting in a decrease to cash flow from operating activities and an increase in cash used in either financing or investing activities of $19.7 million, $2.7 million (see reclassification adjustment (d) below) and $14.3 million for the periods ended January 31, 2005, January 31, 2006 and January 31, 2007, respectively. These adjustments included reclassifying $30.3 million of cash paid relating to acquisition, restructure and other charges from the Predecessor period from February 1, 2006 to March 9, 2006 to the Successor period from March 10, 2006 to January 31, 2007.

SERENA SOFTWARE, INC.

PREDECESSOR/SUCCESSOR (SEE NOTE 1 (b))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2005, 2006 and 2007

(c) Reclassification of interest payments on term credit facility and subordinated notes. Adjustments were recorded to properly classify cash interest payment on the term credit facility and subordinated notes to cash used in operating activities. Interest payments on the term credit facility and senior subordinated notes in the amount of $35.2 million have been reclassified from cash flows from financing activities (increasing the net cash provided by financing activities) to cash flows from operating activities (reducing the net cash provided by operating activities) for the Successor period from March 10, 2006 to January 31, 2007.

(d) Reclassification of cash paid for acquisition, restructure and other charges. For the fiscal year ended January 31, 2005, $2.8 million has been reclassified from cash provided by operating activities to cash paid in the acquisitions of Merant. For the fiscal year ended January 31, 2006, a $4.9 million change in the fair market value of consideration in the acquisition of Merant has been reclassified from cash used in operating activities to cash used in investing activities offsetting the $7.6 million reclassification in the same period to total a $2.7 million reclassification.

(e) Reclassification of cash paid to the Company’s Employee Benefit Trusts. An adjustment was recorded to reclassify a cash acquisition cost to cash used in investing activities. For the period ended January 31, 2007, $3.2 million of cash paid to the Company’s Employee Benefit Trusts has been reclassified from cash used in financing activities to cash used in investing activities.

(f) Fee paid to Silver Lake Partners. An adjustment was recorded in the Predecessor period from February 1, 2006 to March 9, 2006 to reverse expense recorded for the $10.0 million fee paid to the Silver Lake Partners management company and to account for such fee in connection with the merger as an acquisition cost which is an investing activity.

LIST OF EXHIBITS

Exhibit No.	Exhibit Description
2.1	Agreement and Plan of Merger by and between Spyglass Merger Corp. and Serena Software, Inc. dated as of November 11, 2005 (incorporated by reference to Exhibit 2.1 to the registrant’s current report on Form 8-K (file no. 000-25285), filed with the SEC on November 14, 2005)

3.1	Restated Certificate of Incorporation of Serena Software, Inc. (incorporated by reference to Exhibit 3.01 to the registrant’s current report on Form 8-K (file no. 000-25285), filed with the SEC on August 21, 2006)

3.2	Bylaws of Serena Software, Inc. (incorporated by reference to Exhibit 3.02 to the registrant’s current report on Form 8-K (file no. 000-25285), filed with the SEC on August 21, 2006)

4.1	Indenture between Serena Software, Inc. and U.S. Bank National Association, as Trustee dated December 15, 2003 (incorporated by reference to Exhibit 4.1 to the registrant’s registration statement on Form S-3 (file no. 333-112770), filed with the SEC on February 12, 2004)

4.2	First Supplemental Indenture between Serena Software, Inc. and U.S. Bank National Association, as Trustee dated March 9, 2006. (incorporated by reference to Exhibit 4.1 to the registrant’s current report on Form 8-K (file no. 000-25285), filed with the SEC on March 16, 2006)

4.3	Pledge Agreement between Serena Software, Inc. and U.S. Bank National Association, as Trustee dated December 15, 2003 (incorporated by reference to Exhibit 4.3 to the registrant’s registration statement on Form S-3 (file no. 333-112770), filed with the SEC on February 12, 2004)

4.4	Form of 1 1/2% Convertible Subordinated Note Due 2023 (included in Exhibit 4.1)

4.5	Indenture between Serena Software, Inc., Spyglass Merger Corp. and The Bank of New York, as Trustee dated March 10, 2006 (incorporated by reference to Exhibit 99.B(2) to the registrant’s amended Schedule 13E-3 (file no. 005-58055) filed with the SEC on March 15, 2006)

4.6	Registration Rights Agreement among Serena Software, Inc., Spyglass Merger Corp., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Lehman Brothers Inc. dated March 10, 2006 (incorporated by reference to Exhibit 18 to the amended Schedule 13D (file no. 005-58055) filed by Silver Lake Partners II, L.P. with the SEC on March 16, 2006)

4.7	Form of 10 3/8% Senior Subordinated Note due 2016 (included in Exhibit 4.5)

10.1	Sublease Agreement dated January 22, 2002 between RSA Security, Inc. and Serena Software, Inc. (for new headquarter facilities in San Mateo) (incorporated by reference to Exhibit 10.16 to the registrant’s annual report on Form 10-K (file no. 000- 25285), filed with the SEC on April 29, 2002)

10.2	Landlord Consent to Sublease Agreement dated January 30, 2002 by and among EOP-Peninsula Office Park, L.L.C. and RSA Security, Inc. and Serena Software, Inc. (for headquarter facilities in San Mateo) (incorporated by reference to Exhibit 10.15 to the registrant’s annual report on Form 10-K (file no. 000-25285), filed with the SEC on April 29, 2002)

10.3	Credit Agreement among Spyglass Merger Corp., Serena Software, Inc., Lehman Brothers Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and UBS Securities LLC, as Joint Lead Arrangers and Joint Lead Bookrunners and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Syndication Agent, UBS Securities LLC, as Documentation Agent and the Administrative Agent dated as of March 10, 2006 (incorporated by reference to Exhibit 99.B(3) to the registrant’s amended Schedule 13E-3 (file no. 005-58055) filed with the SEC on March 15, 2006)

10.4	Security Agreement among Spyglass Merger Corp., Serena Software, Inc. and Lehman Commercial Paper Inc., as Collateral Agent dated as of March 10, 2006 (incorporated by reference to Exhibit 10.28 to the registrant’s registration statement on Form S-4 (file no. 333-133641) filed by the registrant with the SEC on April 28, 2006)

Exhibit No.	Exhibit Description
10.5	Pledge Agreement among Spyglass Merger Corp., Serena Software, Inc. and Lehman Commercial Paper Inc., as Collateral Agent dated as of March 10, 2006 (incorporated by reference to Exhibit 10.29 to the registrant’s registration statement on Form S-4 (file no. 333-133641) filed by the registrant with the SEC on April 28, 2006)

10.6	Stockholders Agreement by and among Spyglass Merger Corp., Silver Lake Partners II, L.P., Silver Lake Technology Investors II, L.P., Serena Co-Invest Partners, L.P., Integral Capital Partners VII, L.P., Douglas D. Troxel Living Trust, Change Happens Foundation and Douglas D. Troxel dated as of March 10, 2006 (incorporated by reference to Exhibit 22 to the amended Schedule 13D (file no. 005-58055) filed by Silver Lake Partners II, L.P. with the SEC on March 16, 2006)

10.7	Management Stockholders Agreement, dated as of March 7, 2006, among Spyglass Merger Corp., Silver Lake Partners II, L.P., Silver Lake Technology Investors II, L.P. and the Initial Management Investors named therein (incorporated by reference to Exhibit 23 to the amended Schedule 13D (file no. 005-58055) filed by Silver Lake Partners II, L.P. with the SEC on March 16, 2006)

10.8	Management Agreement by and between Spyglass Merger Corp. and Silver Lake Technology Management, L.L.C. dated as of November 11, 2005 (incorporated by reference to Exhibit 10.19 to the registrant’s registration statement on Form S-4 (file no. 333-133641) filed by the registrant with the SEC on April 28, 2006)

10.9*	Amended and Restated 1997 Stock Option Plan (incorporated by reference to Exhibit 10.2A to the registrant’s registration statement on Form S-1 (Registration No. 333-67761) filed with the SEC on February 11, 1999)

10.10*	Form of Option Agreement under the Amended and Restated 1997 Stock Option Plan (incorporated by reference to Exhibit 10.2B to the registrant’s registration statement on Form S-1 (Registration No. 333-67761) filed with the SEC on February 11, 1999)

10.11*	Serena Software, Inc. 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.24 to the registrant’s amended registration statement on Form S-4/A (file no. 333-133641) filed by the registrant with the SEC on July 28, 2006)

10.12*	Form of 2006 Stock Option Grant — Time Options (incorporated by reference to Exhibit 10.25 to the registrant’s registration statement on Form S-4 (file no. 333-133641) filed by the registrant with the SEC on April 28, 2006)

10.13*	Form of 2006 Stock Option Grant — Time/Performance Options (incorporated by reference to Exhibit 10.26 to the registrant’s registration statement on Form S-4 (file no. 333-133641) filed by the registrant with the SEC on April 28, 2006)

10.14*	Restricted Stock Agreement between Spyglass Merger Corp. and Mark E. Woodward dated as of March 10, 2006 (incorporated by reference to Exhibit 24 to the amended Schedule 13D (file no. 005-58055) filed by Silver Lake Partners II, L.P. with the SEC on March 16, 2006)

10.15*	Restricted Stock Agreement between Spyglass Merger Corp. and Robert I. Pender, Jr. dated as of March 10, 2006 (incorporated by reference to Exhibit 25 to the amended Schedule 13D (file no. 005-58055) filed by Silver Lake Partners II, L.P. with the SEC on March 16, 2006)

10.16*	Employment Agreement by and between Serena Software, Inc. and Mark E. Woodward dated as of March 10, 2006 (incorporated by reference to Exhibit 10.20 to the registrant’s registration statement on Form S-4 (file no. 333-133641) filed by the registrant with the SEC on April 28, 2006)

10.17*	Employment Agreement by and between Serena Software, Inc. and Robert I. Pender, Jr. dated as of March 10, 2006 (incorporated by reference to Exhibit 10.21 to the registrant’s registration statement on Form S-4 (file no. 333-133641) filed by the registrant with the SEC on April 28, 2006)

Exhibit No.	Exhibit Description
10.18*†	Employment Agreement between Serena Software, Inc. and Michael Steinharter dated December 11, 2006

10.19*†	Employment Agreement between Serena Software, Inc. and Jeremy Burton dated February 11, 2007

10.20*†	Separation Agreement and General Release between Serena Software, Inc. and Mark Woodward dated as of December 20, 2006

10.21*†	Form of Change in Control Agreement

10.22*	FY 2007 Executive Annual Incentive Plan (incorporated by reference to Exhibit 10.01 to the registrant’s current report on Form 8-K (file no. 000-25285), filed with the SEC on August 21, 2006)

10.23*	FY 2008 Executive Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K (file no. 000-25285), filed with the SEC on February 23, 2007)

10.24*†	Share Subscription Agreement between Serena Software, Inc. and Michael Steinharter dated January 27, 2007

12.1††	Statement of Computation of Ratio of Earnings to Fixed Charges (as restated)

14.1†	Financial Code of Ethics

21.1†	List of Subsidiaries of Serena Software, Inc.

24.1†	Powers of Attorney (included on signature page)

31.1††	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2††	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1‡	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2‡	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or compensatory plan or arrangement.
†	Exhibit was filed as an exhibit (with corresponding exhibit number) to registrant’s Form 10-K (file no. 000-25285), filed with the SEC on April 30, 2007, and is incorporated herein by this reference.
††	Exhibit is filed herewith.
‡	Exhibit is furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.