Form 10-Q
period 2007-04-30
SERENA SOFTWARE INC
filed 2007-07-18
CIK 1073967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2007

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated Filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

As of June 30, 2007, 98,560,022 shares of the Registrant’s common stock, $0.01 par value per share, were outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

SERENA SOFTWARE, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	Successor April 30, 2007	Successor January 31, 2007
ASSETS
Current assets
Cash and cash equivalents	$43,170	$68,455
Short-term investments	—	12
Accounts receivable, net of allowance of $689 and $847 at April 30, 2007 and January 31, 2007, respectively	36,108	40,894
Deferred taxes, net	10,595	10,593
Prepaid expenses and other current assets	5,250	5,051

Total current assets	95,123	125,005
Property and equipment, net	7,125	6,931
Goodwill	802,014	801,770
Other intangible assets, net	384,680	402,688
Other assets	11,257	11,053

TOTAL ASSETS	$1,300,199	$1,347,447

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$30,000	$30,000
Accounts payable	3,158	2,268
Income taxes payable	9,075	11,828
Accrued expenses	25,636	30,259
Accrued interest on term loan and subordinated notes	4,362	9,910
Deferred revenue	71,639	61,642

Total current liabilities	143,870	145,907
Deferred revenue, net of current portion	13,407	16,759
Long-term liabilities	3,169	1,906
Deferred taxes	144,285	151,250
Term loan	315,000	345,000
Senior subordinated notes	200,000	200,000
Convertible subordinated notes	5	5

Total liabilities	819,736	860,827

Commitments and contingencies:
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized and no shares issued and outstanding at April 30, 2007 and January 31, 2007	—	—
Series A Preferred stock, $0.01 par value; 1 share authorized, issued and outstanding at April 30, 2007 and January 31, 2007	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 98,560,022 and 98,519,130 shares issued and outstanding at April 20, 2007 and January 31, 2007, respectively	986	985
Additional paid-in capital	511,091	508,414
Accumulated other comprehensive loss	(549)	(283)
Accumulated deficit	(31,065)	(22,496)

Total stockholders’ equity	480,463	486,620

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,300,199	$1,347,447

See accompanying notes to condensed consolidated financial statements.

SERENA SOFTWARE, INC.

Condensed Consolidated Statements of Operations

For the Three Months Ended April 30, 2007 and 2006

(In thousands)

(Unaudited)

	Successor	Predecessor	Successor
		Three Months Ended April 30, 2006
	Three Months Ended April 30, 2007	For the Period From February 1, 2006 to March 9, 2006	For the Period From March 10, 2006 to April 30, 2006
Revenue:
Software licenses	$12,297	$2,847	$12,401
Maintenance	36,720	13,989	17,420
Professional services	9,282	2,872	5,346

Total revenue	58,299	19,708	35,167

Cost of revenue:
Software licenses	569	238	452
Maintenance	3,647	1,375	1,807
Professional services	8,414	3,035	4,626
Amortization of acquired technology	8,804	1,786	4,882

Total cost of revenue	21,434	6,434	11,767

Gross profit	36,865	13,274	23,400

Operating expenses:
Sales and marketing	17,732	6,520	10,042
Research and development	9,816	3,555	5,110
General and administrative	5,517	1,806	3,652
Amortization of intangible assets	9,203	1,098	5,172
Acquired in-process research and development	—	—	4,100
Restructuring, acquisition and other charges	431	31,916	106

Total operating expenses	42,699	44,895	28,182

Operating loss	(5,834)	(31,621)	(4,782)
Interest income	366	856	1,587
Interest expense	(11,669)	(355)	(7,365)
Change in the fair value of derivative instrument	(1,264)	—	—
Amortization of debt issuance costs	(27)	(1,931)	(282)

Loss before income taxes	(18,428)	(33,051)	(10,842)
Income tax benefit	(9,859)	(8,335)	(3,464)

Net loss	$(8,569)	$(24,716)	$(7,378)

See accompanying notes to condensed consolidated financial statements.

SERENA SOFTWARE, INC.

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended April 30, 2007 and 2006

(In thousands)

(Unaudited)

	Successor	Predecessor	Successor
		Three Months Ended April 30, 2006
	Three Months Ended April 30, 2007	For the Period From February 1, 2006 to March 9, 2006	For the Period From March 10, 2006 to April 30, 2006
Cash flows from operating activities:
Net loss	$(8,569)	$(24,716)	$(7,378)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	810	319	448
Deferred income taxes	(6,967)	(8,962)	(3,629)
Accrued interest income	—	—	(677)
Interest expense on term credit facility and subordinated notes, net of interest paid	(5,547)	355	4,950
Fair market value adjustment on the interest rate swap	1,264	—	—
Amortization of debt issuance costs, including debt issue costs paid	58	1,931	282
Stock-based compensation	2,626	18,712	1,943
Amortization of acquired technology	8,804	1,786	4,882
Amortization of intangible assets	9,203	1,098	5,172
Acquired in-process research and development	—	—	4,100
Acquisition, restructure and other charges paid related to acquisitions	(381)	(1,059)	(2,363)
Changes in operating assets and liabilities:
Accounts receivable	4,786	2,328	3,272
Prepaid expenses and other assets	(430)	116	163
Accounts payable	890	(431)	(605)
Income taxes payable	(2,753)	627	(2,763)
Accrued expenses	(3,881)	12,236	(12,949)
Deferred revenue	6,303	1,736	2,440

Net cash provided by (used in) operating activities	6,216	6,076	(2,712)

Cash flows (used in) provided by investing activities:
Purchases of property and equipment	(1,004)	(221)	(311)
Cash paid in acquisition of Merant plc, net of cash received	—	(139)	—
Cash paid in acquisition of Apptero, Inc., net of cash received	—	(32)	(318)
Cash paid in acquisition of Data Scientific Corp., net of cash received	(263)	—	(3,003)
Cash paid in the Silver Lake Partners transaction, including direct transaction costs	—	—	(846,895)
Sales of short-term and long-term investments	12	59,163	30,462
Sale of restricted investments	—	—	3,260

Net cash (used in) provided by investing activities	(1,255)	58,771	(816,805)

SERENA SOFTWARE, INC.

Condensed Consolidated Statements of Cash Flows (Continued)

For the Three Months Ended April 30, 2007 and 2006

(In thousands)

(Unaudited)

	Successor	Predecessor	Successor
		Three Months Ended April 30, 2006
	Three Months Ended April 30, 2007	For the Period From February 1, 2006 to March 9, 2006	For the Period From March 10, 2006 to April 30, 2006
Cash flows (used in) provided by financing activities:
Exercise of stock options under employee stock option plan	51	1,067	—
Equity contributions from Silver Lake Partners and management	—	—	335,816
Debt issuance costs paid	(31)	—	(15,555)
Principal borrowings under the term credit facility	—	—	400,000
Principal borrowings under the senior subordinated notes	—	—	200,000
Principal payments under the term credit facility	(30,000)	—	—
Payment on convertible subordinated notes including the conversion premium	—	—	(167,137)

Net cash (used in) provided by financing activities	(29,980)	1,067	753,124

Effect of exchange rate changes on cash	(266)	132	185

Net (decrease) increase in cash and cash equivalents	(25,285)	66,046	(66,208)
Cash and cash equivalents at beginning of period	68,455	121,306	187,352

Cash and cash equivalents at end of period	$43,170	$187,352	$121,144

Supplemental disclosures of cash flow information:
Income taxes paid	$604	$—	$2,683

Income taxes (refunded)	$(276)	$—	$—

Interest expense paid	$17,216	$—	$2,415

Non-cash investing and financing activity:
Consideration payable to Apptero shareholders in the acquisition	$—	$—	$527

Common stock issued in the Silver Lake Partners transaction, including estimated fair value of options assumed and fair value in excess of cash paid on the acceleration of options	$—	$—	$508,157

Consideration payable to Data Scientific Corp. shareholders in the acquisition	$263	$—	$525

Consideration payable (receivable) to Serena Software, Inc. shareholders in the acquisition	$211	$—	$(299)

See accompanying notes to condensed consolidated financial statements.

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)    Description of Business and Summary of Significant Accounting Policies

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

The Merger has been accounted for as an acquisition, using the purchase method of accounting, from the date of completion, March 10, 2006. This change has created many differences between reporting for Serena post-Merger, as successor, and Serena pre-Merger, as predecessor. The predecessor financial statements for periods ended on or before March 10, 2006, generally will not be comparable to the successor financial statements for periods after that date. Under purchase accounting, Serena’s tangible assets and liabilities and intangible assets were recorded at fair value resulting in a new carrying basis for those assets and liabilities. The Merger resulted in Serena having an entirely new and significantly different capital structure. In addition, in order to finance the acquisition, the successor issued debt totaling $600 million and converted all but $4,000 of Serena’s $220 million of pre-existing convertible notes.

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The accompanying unaudited condensed consolidated financial statements have been prepared on substantially the same basis as the audited consolidated financial statements, and in the opinion of management include all adjustments, consisting only of normal recurring adjustments, except as otherwise noted, necessary for their fair presentation. These unaudited condensed consolidated financial statements and the notes thereto have been prepared in accordance with the Instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all disclosures required by accounting principles generally accepted in the United States of America and Regulation S-X for annual financial statements. For these additional disclosures, readers should refer to the Company’s annual report on Form 10-K/A for the fiscal year ended January 31, 2007, which was filed on July 18, 2007. The interim results presented are not necessarily indicative of results for any subsequent quarter or for the fiscal year ending January 31, 2008.

Significant Accounting Policies

The Company’s significant accounting policies are described in the notes to Company’s consolidated financial statements for the years ended January 31, 2005, 2006 and 2007, included in the Company’s annual report on Form 10-K/A filed on July 18, 2007. There have been no changes to the Company’s significant accounting policies.

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

In connection with the signing of the merger agreement, Spyglass and Silver Lake Management Company, L.L.C., or the manager, entered into a management agreement pursuant to which the manager will provide consulting and management advisory services to the Company. Silver Lake Management Company, L.L.C. is an affiliate of the Silver Lake investors. Pursuant to this agreement, the manager received a transaction fee in the amount of $10.0 million payable at completion of the acquisition transaction. Also pursuant to this agreement, the manager will receive an annual fee thereafter of $1.0 million, payable quarterly in advance, and fees as mutually agreed between the manager and the Company in connection with future financing, acquisition, disposition and change of control transactions involving the Company or its subsidiaries. The manager or its

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

affiliates also received reimbursement for their out-of-pocket expenses incurred by them in connection with the acquisition transactions prior to the completion of the acquisition transactions and will receive reimbursements for their out-of-pocket expenses in connection with the provision of services pursuant to the management agreement. The management agreement also contains customary exculpation and indemnification provisions in favor of the manager and its affiliates. This agreement has a term of seven years, but may be terminated by either party earlier upon certain events, including an initial public offering of our common stock. In connection with any such early termination, we are required to pay certain fees to the manager.

The Merger has been accounted for as an acquisition, using the purchase method of accounting, from the date of completion, March 10, 2006. This change has created many differences between reporting for Serena post-Merger, as Successor, and Serena pre-Merger, as Predecessor. The Predecessor financial statements for periods ended on or before March 10, 2006, generally will not be comparable to the Successor financial statements for periods after that date. Under purchase accounting, Serena’s tangible assets and liabilities and intangible assets were recorded at fair value resulting in a new carrying basis for those assets and liabilities. The Merger resulted in Serena having an entirely new and significantly different capital structure. In addition, in order to finance the acquisition, the Successor borrowed $400.0 million under a new senior secured Credit Facility, and issued $200.0 million in principal amount of 10 3/8% senior subordinated notes due 2016 and converted $220.0 million of pre-existing convertible notes.

In connection with the Merger, the Successor company recorded $795.4 million in goodwill. The goodwill is not expected to be deductible for tax purposes. The primary factor that contributed to a purchase price that resulted in recognition of a significant amount of goodwill was the cash premium paid to public shareholders as a result of the large installed base that generates a profitable and steady maintenance stream and thereby allowing the company to leverage the new equity investment. The primary reason for the Merger was to allow management to have a longer term outlook for business by taking the Company’s equity private.

The total estimated purchase price was $1,019.2 million and consisted of a combination of cash and stock as follows (in thousands):

Cash paid	$826,396
Shares assumed based on the common stock fair value on the closing date	155,510
Estimated fair value of options assumed	16,497
Estimated direct transaction costs	20,750

Total estimated purchase price of acquisition	$1,019,153

The total allocation of purchase price was as follows (in thousands):

Fair value of net liabilities assumed	$(58,319)
Acquired technology	165,800
Acquired in-process research and development	4,100
Trademark / Trade name portfolio	14,200
Customer relationships	276,200
Deferred tax liability	(178,291)
Goodwill	795,463

Total estimated purchase price of acquisition	$1,019,153

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Net tangible assets—The Predecessor company’s tangible assets and liabilities as of March 10, 2006 were reviewed and adjusted in purchase accounting of the Successor company to their fair value. Debt issuance costs totaling $3.7 million and accrued interest expense of $0.5 million both associated with the Predecessor company’s $220 million of convertible subordinated notes that were converted in the Merger were fully expensed. The Predecessor company’s $220 million of convertible subordinated notes were fair value adjusted to include the conversion premium totaling $17.9 million.

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

Acquired product rights include developed and core technology and patents. Developed technology relates to the Predecessor Company’s products across all of its product lines that have reached technological feasibility. Core technology and patents represent a combination of the Predecessor Company’s processes, patents and trade secrets developed through years of experience in design and development of its products. We amortize the fair value of the acquired product rights based on the pattern in which the economic benefits of the intangible asset will be consumed.

Customer contracts and relationships represent existing contracts and the underlying customer relationships. We amortize the fair value of these assets based on the pattern in which the economic benefits of the intangible asset will be consumed.

Trademarks and Trade Names primarily relate to the Serena trade name and Dimensions, TeamTrack, ZMF and PVCS product names. These are amortized on a straight-line basis.

See Note 6 for further information regarding other intangible assets.

Acquired in-process research and development—Approximately $4.1 million has been allocated to acquired in-process research and development. See note 3 of notes to our condensed consolidated financial statements for further information regarding acquired in-process research and development.

Goodwill—Approximately $795.4 million has been allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and intangible assets. In accordance with SFAS 142, goodwill will not be amortized but instead will be tested for impairment at least annually (more frequently if certain indicators are present). See Note 6 for further information regarding goodwill.

Taxes—As part of our accounting for the Merger, a portion of the overall purchase price was allocated to goodwill and acquired intangible assets. Amortization expense associated with acquired intangible assets is not

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

With the acquisition of Pacific Edge the Company adds Mariner, a PPM product, to its existing solution set. Mariner complements Serena’s existing strategy, which provides for Application Lifecycle Management (“ALM”).

The Company acquired 100% of Pacific Edge’s outstanding common stock in acquiring all of its assets and assuming all of its liabilities. The total estimated purchase price was $16.5 million and consisted of cash consideration of $16.0 million and acquisition costs of $0.5 million. The total preliminary allocation of purchase price to the fair value of tangible net assets assumed, intangible assets and goodwill was $1.1 million, $9.2 million and $9.8 million, respectively, all net of $3.6 million allocated to a deferred tax liability.

(3)    Acquired In-process Research and Development

As a result of the merger on March 10, 2006, the Successor company recorded acquired in-process research and development totaling $4.1 million. Among the assets that were valued by the Successor company were ChangeMan ZMF, ChangeMan DS/Dimensions and RTM, new versions of which were under development at the acquisition date. These technologies then under development were valued on the premise of fair market value in continued use employing the income approach. This methodology is based on discounting to present value, at an appropriate risk-adjusted discount rate, both the expenditures to be made to complete the development efforts (excluding the efforts to be completed on the development efforts underway) and the operating cash flows which the applications are projected to generate, less a return on the assets necessary to generate the operating cash flows.

From these projected revenues, the Successor company deducted costs of sales, operating costs (excluding costs associated with the efforts to be completed on the development efforts underway), royalties and taxes to determine net cash flows. The Successor company estimated the percentage of completion of the development efforts for each application by comparing the estimated costs incurred and portions of the development accomplished through the acquisition date by the total estimated cost and total development effort of developing these same applications. This percentage was calculated for each application and was then applied to the net cash flows which each application was projected to generate. These net cash flows were then discounted to present values using appropriate risk-adjusted discount rates in order to arrive at discounted fair values for each application.

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

(4)    Stock-Based Compensation

Effective February 1, 2006, the Company adopted the provisions of, and accounted for stock-based compensation in accordance with, the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123—revised 2004 (“SFAS 123R”), “Share-Based Payment” which replaced Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is typically measured at the grant date based on the fair value of the award over the requisite service period, which is the vesting period. The Company elected the modified- prospective method of adoption, under which prior periods are not revised for comparative purposes. The Company has elected the graded-vesting attribution method for recognizing stock-based compensation expense over the requisite service period for each separately vesting tranche of awards as though the awards were, in substance, multiple awards. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro forma disclosures.

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

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

As of April 30, 2007, a total of 13,515,536 shares of common stock were reserved for issuance upon the exercise of stock options and for the future grant of stock options or awards under the 2006 Plan.

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

As of April 30, 2007, total unrecognized compensation costs related to unvested stock options and restricted stock awards was $16.5 million. Unvested stock options are expected to be recognized over a period of 4 to 5 years and restricted stock awards are expected to be recognized over a period of 4 years.

The fair value of each stock option grant under the stock option plans are estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the three months ended April 30, 2007 and 2006.

		Three Months Ended April 30, 2006
	Successor For the Three Months Ended April 30, 2007	Predecessor For the Period From February 1, 2006 to March 9, 2006	Successor For the Period From March 10, 2006 to April 30, 2006
Expected life (in years)	4.0 to 5.0	3.75	6.0 to 6.5
Risk-free interest rate	4.7%	4.8%	4.8%
Volatility	34% to 47%	50%	69%

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

With respect to the amounts determined under SFAS No. 123R, as set forth above, Serena’s expected volatility is based on the combination of historical volatility of the Company’s common stock and the Company’s peer group’s common stock over the period commensurate with the expected life of the options and the mean historical implied volatility from traded options. To assist management in determining the estimated fair value of the Company’s common stock, the Company engaged an independent valuation specialist to perform a valuation as of January 31, 2007. In estimating the fair value of the Company’s common stock as of January 31, 2007, the independent valuation firm employed a two-step approach that first estimated the fair value of the Company as a whole, and then allocated the enterprise value to the Company’s common stock. The risk-free interest rates are derived from the average U.S. Treasury constant maturity rates during the period, which approximate the rate in effect at the time of grant for the respective expected term. The expected terms are based on the observed and expected time to post-vesting exercise or cancellation of options. Serena does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero. Under SFAS 123R, Serena estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses forecasted projections to estimate pre-vesting option forfeitures and records stock-based compensation expense only for those awards that are expected to vest.

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

General Stock Option Information

The following table sets forth the summary of option activity under our stock option programs for the three months ended April 30, 2007:

	Options Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price
Balances as of January 31, 2007	5,008,687	10,855,267	$4.20
Activity during the three months ended April 30, 2007:
Granted	(2,520,000)	2,520,000	$5.15
Exercised	—	(40,892)	$1.25
Cancelled	80,636	(80,636)	$5.00

Balances as of April 30, 2007	2,569,323	13,253,739	$4.39

Information regarding the stock options outstanding at April 30, 2007 is summarized as follows:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.25	2,300,920	5.58 years	$1.25	2,300,920	$1.25
$5.00	7,414,364	8.88 years	$5.00	1,249,910	$5.00
$5.09	1,012,500	9.68 years	$5.09	12,625	$5.09
$5.15	2,520,000	9.95 years	$5.15	—	—
$8.40	5,955	6.10 years	$8.40	5,955	$8.40

	13,253,739	8.57 years	$4.39	3,569,410	$2.59

The aggregate intrinsic value of options outstanding and options exercisable as of April 30, 2007 was $10.1 million and $9.2 million, respectively.

General Restricted Stock Information

	Non-Vested Shares	Weighted Average Grant Date Fair Value
Balances as of January 31, 2007	307,200	$5.00
Activity during the three months ended April 30, 2007:
None	—	—

Balances as of April 30, 2007	307,200	$5.00

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Stock-based compensation expense for the three months ended April 30, 2007 and 2006 is as follows (in thousands):

	Successor	Predecessor	Successor
		Three Months Ended April 30, 2006
	Three Months Ended April 30, 2007	For the Period From February 1, 2006 to March 9, 2006	For the Period From March 10, 2006 to April 30, 2006
Cost of maintenance	$60	$1	$43
Cost of professional services	76	2	36

Stock-based compensation in cost of revenue	136	3	79

Sales and marketing	1,003	27	691
Research and development	447	12	259
General and administrative	1,040	212	914
Restructuring, acquisition and other charges (1)	—	18,457	—

Stock-based compensation in operating expenses	2,490	18,708	1,864

Total stock-based compensation	$2,626	$18,711	$1,943

(1)	Represents stock-based compensation expense from the acceleration of unvested stock options and unvested restricted stock resulting from the merger.

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

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

In aggregate, the Successor Company did not accrue any costs associated with acquisition-related and restructuring activities during the current fiscal three months ended April 30, 2007, and paid $0.4 million in acquisition-related and restructuring charges in the current fiscal three months ended April 30, 2007. The nature of the acquisition-related and restructuring charges and the amounts paid and accrued as of April 30, 2006 and 2007 are summarized as follows (in thousands):

	Severance, payroll taxes and other employee benefits	Facilities closures	Legal and other acquisition- related costs	Total acquisition- related and restructuring charges and accruals
Predecessor company balances as of January 31, 2006	$500	$155	$2,739	$3,394
Activity during the Predecessor period from February 1, 2006 through March 9, 2006:
Accrued	553	—	13,006	13,559
Paid	(172)	(2)	(885)	(1,059)

Predecessor company balances as of March 9, 2006	881	153	14,860	15,894
Activity during the Successor period from March 10, 2006 through April 30, 2006 after assuming the Predecessor’s March 9, 2006 balances:
Accrued	10	—	96	106
Paid	(297)	(5)	(12,283)	(12,585)

Successor company balances as of April 30, 2006	$594	$148	$2,673	$3,415

Successor company balances as of January 31, 2007	$164	$314	$1,607	$2,085
Activity during the three months ended April 30, 2007:
Accrued	—	—	—	—
Paid	(100)	(157)	(124)	(381)
Adjustments (1)	101	79	(300)	(120)

Successor company balances as of April 30, 2007	$165	$236	$1,183	$1,584

(1)	Purchase accounting adjustments recorded in the first fiscal quarter ended April 30, 2007 totaled $0.1 million and were the result of finalizing certain acquisition-related estimates associated with the Silver Lake Partners transaction at the one year anniversary of the Merger, and to a lesser extent, finalizing certain acquisition-related estimates associated with Merant and the smaller technology acquisitions.

Acquisition-related and restructuring accruals at April 30, 2006 and 2007 totaling $3.4 million and $1.6 million, respectively, are reflected in accrued expenses in the Company’s consolidated balance sheets.

(6)    Goodwill and Other Intangible Assets

(a) Goodwill:

The Company accounts for goodwill and certain intangible assets after an acquisition is completed in accordance with SFAS No. 142. As such, goodwill and other indefinite life intangible assets are not amortized but instead are periodically tested for impairment. The annual impairment test required by SFAS No. 142 is performed in the fourth fiscal quarter each year. The Company has concluded that there were no indicators of impairment of goodwill as of April 30, 2007.

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The change in the carrying amount of goodwill for the three months ended April 30, 2007 is as follows (in thousands):

Successor company balance as of January 31, 2007	$801,770
Activity during the three months ended April 30, 2007:
Purchase accounting adjustments to goodwill recorded in the Merger	244

Successor company balance as of April 30, 2007	$802,014

In the current fiscal quarter ended April 30, 2007, the Company made adjustments to increase goodwill associated with the Merger totaling $0.2 million. These adjustments related to making fair value adjustments to certain deferred revenues acquired in the merger.

Goodwill and other intangible assets consisted of the following (in thousands):

	Successor	Successor
	April 30, 2007	January 31, 2007
Goodwill	$802,014	$801,770

Acquired technology	$178,186	$178,186
Customer relationships	278,900	278,900
Trademark / Trade name portfolio	14,300	14,300

	471,386	471,386
Less: accumulated amortization	86,706	68,698

	$384,680	$402,688

(b) Other Intangible Assets:

Other intangible assets are comprised of the following (in thousands):

	Successor As of April 30, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Acquired technology	$178,186	$(44,962)	$133,224
Customer relationships	278,900	(39,704)	239,196
Trademark / Trade name portfolio	14,300	(2,040)	12,260

Total	$471,386	$(86,706)	$384,680

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	Successor As of January 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Acquired technology	$178,186	$(36,158)	$142,028
Customer relationships	278,900	(30,950)	247,950
Trademark / Trade name portfolio	14,300	(1,590)	12,710

Total	$471,386	$(68,698)	$402,688

Estimated amortization expense:
For remaining nine months of year ended January 31, 2008			$54,022
For year ended January 31, 2009			71,718
For year ended January 31, 2010			71,630
For year ended January 31, 2011			70,337
For year ended January 31, 2012			40,361
Thereafter			76,612

Total			$384,680

As of April 30, 2007, the weighted average remaining amortization period for acquired technology is 44 months and trademark/trade name portfolio and customer relationships are 82 months. The total weighted average remaining amortization period for all identifiable intangible assets is 68 months. For the Predecessor company, the aggregate amortization expense of acquired technology and aggregate amortization expense of other intangible assets was $1.8 million and $1.1 million, respectively, in the abbreviated period from February 1, 2006 through March 9, 2006. For the Successor company, the aggregate amortization expense of acquired technology was $4.9 million and $8.8 million for the Successor period running from March 10, 2006 through April 30, 2006 and the Successor three months ended April 30, 2007, respectively. For the Successor company, the aggregate amortization expense of other intangible assets was $5.2 million and $9.2 million for the Successor period running from March 10, 2006 through April 30, 2006 and the Successor three months ended April 30, 2007, respectively. There were no impairment charges in the three month periods ended April 30, 2007 and 2006.

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(7)    Comprehensive Loss

We report components of comprehensive loss in our annual consolidated statements of shareholders’ equity. Comprehensive loss consists of net loss and foreign currency translation adjustments. Total comprehensive loss for the three months ended April 30, 2007 and 2006 is as follows (in thousands):

	Successor	Predecessor	Successor
		Three Months Ended April 30, 2006
	Three Months Ended April 30, 2007	For the Period From February 1, 2006 to March 9, 2006	For the Period From March 10, 2006 to April 30, 2006
Comprehensive loss:
Net loss	$(8,569)	$(24,716)	$(7,378)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(266)	132	185

Other comprehensive (loss) income	(266)	132	185

Total comprehensive loss	$(8,835)	$(24,584)	$(7,193)

(8)    Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments (as amended),” an amendment to SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, which permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. In addition, SFAS No. 155 establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation under the requirements of SFAS No. 133. This Statement shall be effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company adopted this Statement effective February 1, 2007. This Statement did not have a significant impact on the Company’s consolidated results of operations or financial position.

In June 2006, the FASB Emerging Issues Task Force issued EITF No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)”, which states that a company should disclose its accounting policy (i.e., gross or net presentation) regarding presentation of taxes within the scope of this Issue. If taxes included in gross revenues are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented. The consensus would be effective for the first annual or interim reporting period beginning after December 15, 2006. The disclosures are required for annual and interim financial statements for each period for which an income statement is presented. The Company adopted this Interpretation effective February 1, 2007. This Issue did not have a significant impact on the Company’s consolidated results of operations or financial position.

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a more likely than

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted this Interpretation effective February 1, 2007. See Note 11 for further information regarding this standard and the impact of its adoption on the Company’s results of operations or financial position.

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

(9)    Debt

Debt as of April 30, 2007 and January 31, 2007 consists of the following (in thousands):

	Successor
	April 30, 2007	January 31, 2007
Senior Secured term loan, due March 10, 2013, three-month LIBOR plus 2.00% at April 30, 2007 and 2.25% at January 31, 2007	$345,000	$375,000
Senior subordinated notes, due March 15, 2016, 10.375%	200,000	200,000
Convertible subordinated notes due December 15, 2023, 1.5%	5	5

Total long-term debt	545,005	575,005
Less current portion	(30,000)	(30,000)

Total long-term debt, less current portion	$515,005	$545,005

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Senior Secured Credit Agreement

In connection with the consummation of the Merger, the Successor Company entered into a senior secured credit agreement pursuant to a debt commitment we obtained from affiliates of the initial purchasers of our senior subordinated notes (“the Credit Facility”).

General.    The borrower under the Credit Facility initially was Spyglass Merger Corp. and immediately following completion of the Merger became Serena. The Credit Facility provides for (1) a seven-year term loan in the amount of $400.0 million, which will amortize at a rate of 1.00% per year on a quarterly basis for the first six and three-quarters years after the closing date of the Merger, with the balance paid at maturity, and (2) a six-year revolving Credit Facility that permits loans in an aggregate amount of up to $75.0 million, which includes a letter of Credit Facility and a swing line facility. In addition, subject to certain terms and conditions, the Credit Facility provides for one or more uncommitted incremental term loan and/or revolving credit facilities in an aggregate amount not to exceed $150.0 million. Proceeds of the term loan on the initial borrowing date were used to partially finance the Merger, to refinance certain indebtedness of Serena and to pay fees and expenses incurred in connection with the Merger. Proceeds of the revolving Credit Facility and any incremental facilities will be used for working capital and general corporate purposes of the Successor Company and its subsidiaries.

In the quarter ended July 31, 2006, the Company made a $25 million principal payment on the $400 million senior secured term loan. In the quarter ended April 30, 2007, the Company made a $30 million principal payment on the $400 million senior secured term loan.

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

Subordinated Convertible Notes

On December 15, 2003, we issued an aggregate principal amount of $220.0 million of our 1.5% Convertible Subordinated Securities due 2023, or the convertible subordinated notes, in a private placement. We paid interest on June 15 and December 15 of each year. The first interest payment was made on June 15, 2004. Prior to the consummation of the Merger, the convertible subordinated notes were convertible under certain conditions into shares of Serena common stock at an initial conversion rate of 45.0577 shares per $1,000 principal (representing an initial conversion price of approximately $22.194 per share), subject to certain adjustments. Upon the consummation of the Merger, the convertible subordinated notes became convertible into $24.00 per share of Serena common stock into which such notes were convertible prior to the Merger. Approximately $4,000 of the convertible subordinated notes and an additional $1,000 in conversion premium remained outstanding on April 30, 2007. We expect to repurchase any such notes requested to be repurchased in the future.

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Debt Covenants

The subordinated notes and the Credit Facility contain various covenants including limitations on additional indebtedness, capital expenditures, restricted payments, the incurrence of liens, transactions with affiliates and sales of assets. In addition, the Credit Facility requires the Company to comply with certain financial covenants, including leverage and interest coverage ratios and capital expenditure limitations. The Company was in compliance with all of the covenants of the Credit Facility as of April 30, 2007.

Our senior secured credit agreement requires us to maintain a consolidated Adjusted EBITDA to consolidated interest expense ratio starting at a minimum of 1.35x for the one-quarter period ended July 31, 2006 and stepping up over time to 1.40x by the end of the fiscal year ended January 31, 2007, 1.60x by the end of the fiscal year ending January 31, 2008, 1.75x by the end of the fiscal year ending January 31, 2009 and 2.00x by the end of the fiscal year ending January 31, 2010. Consolidated interest expense is defined in the senior secured credit agreement as consolidated cash interest expense less cash interest income and is further adjusted for certain non-cash interest expenses and other items. Again beginning with the one-quarter period ended July 31, 2006, we are also required to maintain a consolidated total debt to consolidated Adjusted EBITDA ratio starting at a maximum of 7.75x and stepping down over time to 7.50x by the end of the fiscal year ended January 31, 2007, 6.75x by the end of the fiscal year ending January 31, 2008, 6.00x by the end of the fiscal year ending January 31, 2009, 5.50x by the end of the fiscal year ending January 31, 2010 and 5.00x by the end of the fiscal year ending January 31, 2011. Consolidated total debt is defined in the senior secured credit agreement as total debt other than certain indebtedness and is reduced by the amount of cash and cash equivalents on our balance sheet in excess of $5.0 million. As of April 30, 2007, our consolidated total debt was $506.8 million, consisting of total debt other than certain indebtedness totaling $545.0 million, net of cash and cash equivalents in excess of $5.0 million totaling $38.2 million. Failure to satisfy these ratio requirements would constitute a default under the senior secured credit agreement. If our lenders failed to waive any such default, our repayment obligations under the senior secured credit agreement could be accelerated, which would also constitute a default under the indenture governing the senior subordinated notes.

Our ability to incur additional debt and make certain restricted payments under the indenture governing the senior subordinated notes, subject to specified exceptions, is tied to an Adjusted EBITDA to fixed charges ratio of at least 2.0x, except that we may incur certain debt and make certain restricted payments and certain permitted investments without regard to the ratio, such as our ability to incur up to an aggregate principal amount of $625.0 million under our senior secured credit agreement (inclusive of amounts outstanding under our senior secured credit agreement from time to time; as of April 30, 2007, we had $345.0 million outstanding under our term loan and available commitments of $75.0 million under our revolving credit facility), to acquire persons engaged in a similar business that become restricted subsidiaries and to make other investments equal to the greater of $25.0 million or 2% of our consolidated assets. Fixed charges is defined in the indenture governing the senior subordinated notes as consolidated interest expense less interest income, adjusted for acquisitions, and further adjusted for non-cash interest expense.

The senior secured credit agreement and the indenture governing the senior subordinated notes include reporting covenants that require the Company to file periodic reports with the Securities and Exchange Commission (“SEC”) on or before the date that such reports are required to be filed with the SEC. In addition, the senior secured credit agreement and indenture provide that an “Event of Default” will occur if the Company fails to file a periodic report within applicable cure periods following the Company’s receipt of written notice of default from certain parties specified under these borrowing arrangements. The Company has not received a written notice of default under the senior secured credit agreement or the indenture from any such party.

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Accordingly, the Company believes that, upon the filing of its Form 10-Q for the three months ended April 30, 2007, it will be in compliance with the reporting covenants under the senior secured credit agreement and the indenture.

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

(11)    Income Taxes

We adopted the provisions of FIN 48 on February 1, 2007. As of the date of adoption, we had total federal, state and foreign unrecognized tax benefits of $10.1 million, including accrued liabilities related to interest and penalties of $1.3 million. Of the total unrecognized tax benefits, $0.4 million, if recognized, would reduce our effective tax rate in the period of recognition. As permitted under the provisions of FIN 48, we will continue to classify interest and penalties related to unrecognized tax benefits as part of our income tax provision in our Condensed Consolidated Statements of Operations. During the current fiscal quarter ended April 30, 2007, we accrued an immaterial amount in interest and penalties.

Included in the balance of unrecognized tax benefits at February 1, 2007, there are no amounts related to tax positions and interest for which it is reasonably possible that audits will be closed or the statute of limitations will expire in various foreign jurisdictions within the next twelve months.

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Our income tax returns are routinely audited by federal, state and foreign tax authorities. We are currently under examination in various state, local and foreign tax jurisdictions. The statute of limitations on our federal tax return filings remains open for the years ended January 31, 2004 through January 31, 2007. The statute of limitations on UK income tax filings remain open for the years ended January 31, 1999 through January 31, 2007. There are differing interpretations of tax laws and regulations, and as a result, significant disputes may arise with these tax authorities involving issues of the timing and amount of deductions and allocations of income among various tax jurisdictions. While we believe our positions comply with applicable laws, we periodically evaluate our exposures associated with our tax filing positions. Prior to the adoption of FIN 48, we recorded liabilities related to uncertain tax positions based upon the difference between our tax filing positions and the positions that are probable of being sustained upon examination by tax authorities.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to safe harbors under the Securities Act of 1933 and the Securities Exchange Act of 1934. These forward-looking statements include, but are not limited to, statements about financial projections, operational plans and objectives, future economic performance and other projections and estimates contained in this report. When used in this report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions identify forward-looking statements. Because these forward-looking statements involve risks and uncertainties, they are subject to important factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements, including those risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K/A for the fiscal year ended January 31, 2007. We assume no obligation to update any forward-looking statements contained in this report. It is important that the discussion below be read together with the attached condensed consolidated financial statements and notes thereto and the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K/A for the fiscal year ended January 31, 2007.

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

Pacific Edge Software, Inc.

On October 20, 2006, we acquired Pacific Edge, a privately held company specializing in the development of project and portfolio management, or PPM, solutions. The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations of Pacific Edge are included in our consolidated financial statements from October 20, 2006.

With the acquisition of Pacific Edge we add Mariner, a PPM product, to our existing product portfolio. Mariner complements our existing strategy, which is focused on application lifecycle management, or ALM.

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

None of the $220.0 million of Serena convertible subordinated notes were converted into Serena common stock prior to the effective time of the merger, and so all the convertible subordinated notes became convertible into cash, following the merger, in an amount of $24.00 for each share of Serena common stock into which the convertible subordinated notes were convertible immediately prior to the merger. Approximately $4,000 of the convertible subordinated notes, excluding conversion premiums totaling $1,000, remained outstanding on April 30, 2007. Holders had been able to convert such notes into cash in connection with the merger through March 25, 2006. On May 15, 2006, we extended the date on which holders could convert such notes into cash to May 30, 2006. On May 30, 2006, all but $4,000 of such notes, excluding the conversion premium of $1,000, were converted into cash.

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

Also, in connection with the merger, we entered into a senior secured credit agreement, issued senior subordinated notes, and entered into other related transactions, which we refer to collectively as the acquisition transactions. As a result of the acquisition transactions, we became highly leveraged. As of April 30, 2007, we had outstanding $545.0 million in aggregate indebtedness, including the conversion premium on the convertible subordinated notes, with an additional $75.0 million of borrowing capacity available under our new revolving credit facility. Our liquidity requirements are significant, primarily due to debt service requirements.

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

Our total revenue was $58.3 million in the current fiscal quarter ended April 30, 2007 as compared to $54.9 million in the same period a year ago, representing an increase of $3.4 million or 6%. The increase in total revenue was primarily the result of the increases in maintenance revenue from consistent renewal rates and growth in installed software licenses base, as new licenses generally include one year of maintenance, renewals of maintenance agreements with existing customers, and to a lesser extent, maintenance price increases, and improvements in our consulting business, all partially offset by slower seasonal software purchasing activity.

In the current fiscal quarter ended April 30, 2007 and the same quarter a year ago, 72% and 73%, respectively, of our total software license revenue came from our distributed systems products and 28% and 27%, respectively, came from our mainframe products.

Historically, our revenue has been generally attributable to sales in North America, Europe and to a lesser extent Asia Pacific. Revenue attributable to sales in North America accounted for approximately 67%, and 61% of our total revenue in the current fiscal quarter ended April 30, 2007 and the same quarter a year ago, respectively.

Our international revenue is attributable principally to our European operations. International revenue accounted for approximately 33% and 39% of our total revenue in the current fiscal quarter ended April 30, 2007 and the same quarter a year ago, respectively.

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

In addition to these estimates and assumptions that we utilize in the preparation of historical financial statements, the inability to properly estimate the timing and amount of future revenue could significantly affect our future operations. We must make assumptions and estimates as to the timing and amount of future revenue. Specifically, our sales personnel monitor the status of all proposals, including the estimated closing date and potential dollar amount of such transactions. We aggregate these estimates periodically to generate a sales pipeline and then evaluate the pipeline to identify trends in our business. This pipeline analysis and related estimates of revenue may differ significantly from actual revenue in a particular reporting period as the estimates and assumptions were made using the best available data at the time, which is subject to change. Specifically, slowdowns in the global economy and information technology spending have caused and may continue to cause customer purchasing decisions to be delayed, reduced in amount or cancelled, all of which have reduced and could continue to reduce the rate of conversion of the pipeline into contracts. A variation in the pipeline or the conversion rate of the pipeline into contracts could cause us to plan or budget inaccurately and thereby could adversely affect our business, financial condition or results of operations. In addition, because a substantial portion of our software license contracts close in the latter part of a quarter, we may not be able to adjust our cost structure to respond to a variation in the conversion of the pipeline in a timely manner, and thereby the delays may adversely and materially affect our business, financial condition or results of operations.

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

Stock-based Compensation.    Effective February 1, 2006, we adopted the provisions of, and accounted for stock-based compensation in accordance with, the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123R, “Share-Based Payment”. We elected the modified prospective application method of adoption, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Under the fair value recognition provisions of SFAS 123R stock-based compensation cost is measured at the grant date based on the fair value of the award over the requisite service period, which is the vesting period. For stock-based awards granted on or after February 1, 2006, we have elected the graded-vesting attribution method for recognizing stock-based compensation expense over the requisite service period for each separately vesting tranche of awards as though the awards were, in substance, multiple awards. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation costs estimated for the SFAS No. 123 pro forma disclosures.

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

If factors change and we employ different assumptions for estimating stock-based compensation expense in future periods or if we decide to use a different valuation model, amounts recorded in the future periods may differ significantly from what we have recorded in the current period and could materially affect our operating income, net income and net income per share.

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable, characteristics not present in our option grants. Existing valuation models, including the Black-Scholes and lattice binomial models, may not provide definitive measures of the fair values of our stock-based compensation. Consequently, there is a risk that our estimates of the fair values of our stock-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those stock-based payments in the future. Certain stock-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that are significantly higher than the fair values originally estimated on the grant date and reported in our financial statements. There currently is no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values.

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

Stock-based compensation expense related to employee stock options and restricted stock awards recognized under SFAS 123R for the Successor three months ended April 30, 2007 was $2.6 million, for the Predecessor period running from February 1, 2006 through March 9, 2006 was $18.7 million, and for the Successor period running from March 10, 2006 through April 30, 2006 was $1.9 million.

See Note 4 of notes to our unaudited condensed consolidated financial statements included elsewhere in this report for further information regarding the SFAS 123R disclosures.

Valuation of Long-Lived Assets, Including Goodwill.    In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” assets such as property, plant and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events or changes in circumstances include, but are not limited to, a significant decrease in the fair value of the underlying business or asset, a significant decrease in the benefits realized from the acquired business or asset, difficulties or delays in integrating the business, or a significant change in the operations of the acquired business or use of an asset. Recoverability of long-lived assets other than goodwill is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Significant management judgment is required in identifying a triggering event that arises from a change in circumstances; forecasting future operating results; and estimating the proceeds from the disposition of long-lived or intangible assets. Material impairment charges could be necessary should different conditions prevail or different judgments be made. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

To date, there has been no significant impairment of long-lived assets.

In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” goodwill is tested annually for impairment in the fourth quarter of each fiscal year, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. Factors we consider important which could trigger an impairment review include, but are not limited to, significant under-performance relative to expected, historical or projected future operating results, significant changes in the manner of our use of acquired assets or the strategy for our overall business or significant negative economic trends. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. This determination is made at the reporting unit level and consists of two steps. First, we determine the fair value of a reporting unit and compare it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill.

We completed this test during the fourth quarters of fiscal year 2005, fiscal year 2006 and fiscal year 2007, and we have not recorded an impairment loss on goodwill.

Derivative Instruments.    We account for derivative instruments in accordance with the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Certain

Hedging Activities,” as amended by Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS 133” and Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” In accordance with these standards, all derivative instruments are recorded on the balance sheet at their respective fair values. Our derivative instrument has not been designated as an accounting hedge and, accordingly, changes in the fair value of the derivative are recognized in the statement of operations.

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

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments (as amended),” an amendment to SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” which permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. In addition, SFAS No. 155 establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation under the requirements of SFAS No. 133. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We adopted this Statement effective February 1, 2007. This Statement did not have a significant impact on our consolidated results of operations or financial position.

In June 2006, the FASB Emerging Issues Task Force issued EITF No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation),” which states that a company should disclose its accounting policy (i.e., gross or net presentation) regarding presentation of taxes within the scope of this Issue. If taxes included in gross revenues are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented. The consensus would be effective for the first annual or interim reporting period beginning after December 15, 2006. The disclosures are required for annual and interim financial statements for each period for which an income statement is presented. We adopted this Interpretation effective February 1, 2007. This Issue did not have a significant impact on our consolidated results of operations or financial position.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted this Interpretation effective February 1, 2007. See Note 11 of notes to our unaudited condensed consolidated financial statements included elsewhere in this report for further information regarding this standard and the impact of its adoption on our results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. We are currently in the process of evaluating the impact of SFAS No. 157 on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities (as amended),” an amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities (as amended).” SFAS No. 159 permits entities to choose to measure many financial instruments and certain warranty and insurance contracts at fair value on a contract-by-contract basis. The Statement applies to all reporting entities, including not-for-profit organizations, and contains financial statement presentation and disclosure requirements for assets and liabilities reported at fair value as a consequence of the election. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted subject to certain conditions, however an early adopter must also adopt SFAS 157 at the same time. Based on our evaluation of this Statement, we do not expect the adoption of SFAS No. 159 to have a significant impact on our consolidated results of operations or financial position.

Historical Results of Operations

The following table sets forth our historical results of operations expressed as a percentage of total revenue and is not necessarily indicative of the results for any future period. Historical results include the post-acquisition results of Pacific Edge Software, Inc., or Pacific Edge, from October 20, 2006.

For purposes of the three months ended April 30, 2006 discussed herein, we have aggregated the Predecessor period from February 1, 2006 through March 9, 2006 and the Successor period from March 10, 2006 through April 30, 2006, without further adjustment. The supplemental aggregate disclosures and discussions are not in accordance with, or an alternative for, generally accepted accounting principles, and are provided solely for the purpose of providing additional supplemental information when comparing the Predecessor period from February 1, 2006 through March 9, 2006 plus the Successor period from March 10, 2006 through April 30, 2006 to the Successor three month period ended April 30, 2007.

The following table sets forth our results of operations expressed as a percentage of total revenue. These operating results for the periods presented are not necessarily indicative of the results for the full fiscal year or any other period.

	Successor	Predecessor	Successor
		Three Months Ended April 30, 2006
	Three Months Ended April 30, 2007	For the Period From February 1, 2006 to March 9, 2006	For the Period From March 10, 2006 to April 30, 2006
Revenue:
Software licenses	21%	14%	35%
Maintenance	63%	71%	50%
Professional services	16%	15%	15%

Total revenue	100%	100%	100%

Cost of revenue:
Software licenses	1%	1%	1%
Maintenance	6%	7%	5%
Professional services	15%	16%	13%
Amortization of acquired technology	15%	9%	14%

Total cost of revenue	37%	33%	33%

Gross profit	63%	67%	67%

Operating expenses:
Sales and marketing	30%	33%	29%
Research and development	17%	18%	15%
General and administrative	9%	9%	10%
Amortization of intangible assets	16%	5%	15%
Acquired in-process research and development	—	—	12%
Restructuring, acquisition and other charges	1%	162%	—

Total operating expenses	73%	227%	81%

Operating loss	(10)%	(160)%	(14)%
Interest income	1%	5%	5%
Interest expense	(20)%	(2)%	(21)%
Change in fair value of derivative instrument	(2)%	—	—
Amortization of debt issuance costs	(1)%	(10)%	(1)%

Loss before income taxes	(32)%	(167)%	(31)%
Income tax (benefit)	(17)%	(42)%	(10)%

Net loss	(15)%	(125)%	(21)%

Revenue

We derive revenue from software licenses, maintenance and professional services. Our total revenue increased $3.4 million, or 6%, to $58.3 million in the fiscal quarter ended April 30, 2007 from $54.9 million in the same quarter a year ago.

The following table summarizes software licenses, maintenance and professional services revenues for the periods indicated (in thousands, except percentages):

		Predecessor	Successor
	Successor	Three Months Ended April 30, 2006		Aggregate	Increase (Decrease)
	Three Months Ended April 30, 2007	For the Period From February 1, 2006 to March 9, 2006	For the Period From March 10, 2006 to April 30, 2006	Three Months Ended April 30, 2006
					In Dollars	In %
Revenue:
Software licenses	$12,297	$2,847	$12,401	$15,248	$(2,951)	(19)%
Maintenance	36,720	13,989	17,420	31,409	5,311	17%
Professional services	9,282	2,872	5,346	8,218	1,064	13%

Total revenue	$58,299	$19,708	$35,167	$54,875	$3,424	6%

Software Licenses.    Software licenses revenue as a percentage of total revenue was 21% in the current fiscal quarter ended April 30, 2007, as compared to 28% in the same quarter a year ago. For the current fiscal quarter, when compared to the same quarter a year ago, the decrease in total software licenses revenue is predominantly due to decreases in license revenue derived from all products, except for net new sales of our Mariner product from our Pacific Edge acquisition late in fiscal 2007, resulting primarily from slower seasonal buying patterns. Distributed systems products accounted for $8.9 million or 72% of total software licenses revenue in the current fiscal quarter ended April 30, 2007, as compared to $11.2 million or 73% in the same quarter a year ago. We expect that our Dimensions, Professional and TeamTrack family of products will continue to account for a substantial portion of software license revenue in the future.

Maintenance.    Maintenance revenue as a percentage of total revenue was 63% in the current fiscal quarter ended April 30, 2007, as compared to 57% in the same quarter a year ago. For the current fiscal quarter, when compared to the same quarter a year ago, the increase in maintenance revenue is due to the growth in installed software license base, as new licenses generally include one year of maintenance, maintenance price increases, and the maintenance revenue write-down to fair value recorded in connection with purchase accounting for the merger totaling $0.8 million in the current fiscal quarter ended April 30, 2007, as compared to a write-down of $3.3 million in the same quarter a year ago, all partially offset by some maintenance cancellations. We expect maintenance revenue to grow in absolute dollars in the near term as maintenance contracts renew.

Professional Services.    Professional services revenue as a percentage of total revenue was 16% in the current fiscal quarter ended April 30, 2007, as compared to 15% in the same quarter a year ago. For the current fiscal quarter, when compared to the same quarter a year ago, the increase is predominantly due to the continued improvement in our consulting business, fueled in part by continued increases in the number of large engagements. In general, professional services revenue is attributable to consulting opportunities resulting from our installed customer base and our expanded consulting service capabilities. We expect professional services revenue to grow slightly in absolute dollars in the near term.

Cost of Revenue

Cost of revenue, which consists of cost of software licenses, cost of maintenance, cost of professional services and amortization of acquired technology, was 37% of total revenue in the current fiscal quarter ended April 30, 2007, as compared to 33% in the same quarter a year ago.

The following table summarizes cost of revenue for the periods indicated (in thousands, except percentages):

	Successor	Predecessor	Successor
		Three Months Ended April 30, 2006		Aggregate	Increase (Decrease)
	Three Months Ended April 30, 2007	For the Period From February 1, 2006 to March 9, 2006	For the Period From March 10, 2006 to April 30, 2006	Three Months Ended April 30, 2006
					In Dollars	In %
Cost of revenue:
Software licenses	$569	$238	$452	$690	$(121)	(18)%
Maintenance	3,647	1,375	1,807	3,182	465	15%
Professional services	8,414	3,035	4,626	7,661	753	10%
Amortization of acquired technology	8,804	1,786	4,882	6,668	2,136	32%

Total cost of revenue	$21,434	$6,434	$11,767	$18,201	$3,233	18%

Percentage of total revenue	37%	33%	33%	33%

Software Licenses.    Cost of software licenses consists principally of fees associated with integrating third party technology into our Professional and Dimensions distributed systems products and, to a lesser extent, salaries, bonuses and other costs associated with our product release organization. Cost of software licenses as a percentage of total software licenses revenue was 5% in both the current fiscal quarter ended April 30, 2007, and the same quarter a year ago. The decrease in absolute dollars in the fiscal quarter ended April 30, 2007, when compared to the same quarter a year ago, was primarily due to decreased sales of our distributed systems licenses containing fees associated with integrating third party technology.

Maintenance.    Cost of maintenance consists primarily of salaries, bonuses and other costs associated with our customer support organization. Cost of maintenance as a percentage of total maintenance revenue was 10% in both the current fiscal quarter ended April 30, 2007, and the same quarter a year ago. For the current fiscal quarter, when compared to the same quarter a year ago, in absolute dollar terms, the increase in cost of maintenance was primarily attributable to an increase in stock-based compensation costs as a result of adopting SFAS 123R at the beginning of fiscal year 2007, and increases in expenses associated with our customer support organization resulting from the growth in both our maintenance revenue and installed customer base.

Professional Services.    Cost of professional services consists of salaries, bonuses and other costs associated with supporting and growing our professional services organization. Cost of professional services as a percentage of total professional services revenue was 91% in the current fiscal quarter ended April 30, 2007, as compared to 93% in the same quarter a year ago. For the current fiscal quarter, when compared to the same quarter, the increase in the cost of professional services in absolute dollars was predominantly due to increases in expenses to support higher professional services revenue and an increase in stock-based compensation costs as a result of adopting SFAS 123R at the beginning of fiscal year 2007. As a percentage of total professional services revenue, the decrease in the current fiscal quarter ended April 30, 2007, when compared to the same quarter a year ago, was the result of the rate of growth in costs associated with our professional services organizations being less than the rate of growth in professional services revenue.

Amortization of Acquired Technology.    In connection with our merger in March 2006, and to a lesser extent, two small technology acquisitions in March 2006 and October 2006, we have recorded $178.2 million in acquired technology, reduced by amortization totaling $45.0 million as of April 30, 2007. For the current fiscal quarter ended April 30, 2007, when compared to the same quarter a year ago, the increase in amortization expense was predominantly due to the acquired technology recorded in connection with the merger. We expect to record $8.8 million in amortization expense in each of the remaining three quarters of fiscal year 2008 and quarterly thereafter for approximately the following three fiscal years.

Operating Expenses

The following table summarizes operating expenses for the periods indicated (in thousands, except percentages):

	Successor	Predecessor	Successor	Aggregate
		Three Months Ended April 30, 2006			Increase (Decrease)
	Three Months Ended April 30, 2007	For the Period From February 1, 2006 to March 9, 2006	For the Period From March 10, 2006 to April 30, 2006	Three Months Ended April 30, 2006
					In Dollars	In %
Operating expenses:
Sales and marketing	$17,732	$6,520	$10,042	$16,562	$1,170	7%
Research and development	9,816	3,555	5,110	8,665	1,151	13%
General and administrative	5,517	1,806	3,652	5,458	59	1%
Amortization of intangible assets	9,203	1,098	5,172	6,270	2,933	47%
Acquired in-process research and development	—	—	4,100	4,100	(4,100)	(100)%
Restructuring, acquisition and other charges	431	31,916	106	32,022	(31,591)	(99)%

Total operating expenses	$42,699	$44,895	$28,182	$73,077	$(30,378)	(42)%

Percentage of total revenue	73%	227%	81%	133%

Sales and Marketing.    Sales and marketing expenses consist primarily of salaries, commissions and bonuses, payroll taxes and employee benefits as well as travel, entertainment and marketing expenses. Sales and marketing expenses as a percentage of total revenue were 30% in both the current fiscal quarter ended April 30, 2007, and the same quarter a year ago. For the current fiscal quarter ended April 30, 2007, when compared to the same quarter a year ago, in absolute dollars the increase was the result of increases in stock-based compensation expenses associated with the adoption of SFAS 123R at the beginning of fiscal year 2007. In absolute dollar terms, we expect sales and marketing expenses to increase as we continue to hire additional sales and marketing personnel, market our distributed systems products and undertake additional marketing programs.

Research and Development.    Research and development expenses consist primarily of salaries, bonuses, payroll taxes, employee benefits and costs attributable to research and development activities. Research and development expenses as a percentage of total revenue were 17% in the current fiscal quarter ended April 30, 2007, as compared to 16% in the same quarter a year ago. For the current fiscal quarter ended April 30, 2007, when compared to the same quarter a year ago, the increase in research and development expenses in both absolute dollars and as a percentage of total revenue is primarily attributable to increases in stock-based compensation expenses associated with the adoption of SFAS 123R at the beginning of fiscal year 2007. We expect research and development expenses to increase, both in absolute dollar terms and as a percentage of total revenue, as we localize our products and hire additional research and development personnel primarily to develop our distributed systems product suite.

General and Administrative.    General and administrative expenses consist primarily of salaries, bonuses, payroll taxes, benefits and certain non-allocable administrative costs, including legal and accounting fees and bad debt. General and administrative expenses as a percentage of total revenue were 9% in the current fiscal quarter ended April 30, 2007, as compared to 10% in the same quarter a year ago. For the current fiscal quarter ended April 30, 2007, when compared to the same quarter a year ago, general and administrative expenses in absolute dollar terms increased only slightly as general growth in our general and administrative infrastructure was offset by cost cutting initiatives. We expect general and administrative expenses to increase in absolute dollar terms as we expand our infrastructure and our operations in the future.

Amortization of Intangible Assets.    In connection with our merger in March 2006, and to a lesser extent, two small technology acquisitions in March 2006 and October 2006, we have recorded $293.2 million in identifiable intangible assets, reduced by amortization totaling $41.7 million as of April 30, 2007. For the current fiscal quarter ended April 30, 2007, when compared to the same quarter a year ago, the increase in amortization expense was predominantly due to the identifiable intangible assets recorded in connection with the merger. We expect to record $9.2 million in amortization expense in each of the remaining three quarters of fiscal year 2008 and quarterly thereafter for approximately the following three fiscal years.

Acquired In-Process Research and Development.    In connection with our merger, we recognized a charge in the three months ended April 30, 2006 of $4.1 million for acquired in-process research and development. See Note 3 of notes to our unaudited condensed consolidated financial statements included elsewhere in this report for additional information related to the acquired in-process research and development charge.

Restructuring, Acquisition and Other Charges.    In connection with the merger we have incurred and expect to incur transaction, restructuring, acquisition and other charges related to the merger that are not part of ongoing operations. Such charges included certain employee payroll, severance and other employee related costs associated with transitional activities that are not part of ongoing operations, and travel and other direct costs associated with the merger. See Note 5 of notes to our unaudited condensed consolidated financial statements included elsewhere in this report for additional information related to the restructuring, acquisition and other charges.

Other Income (Expense)

The following table summarizes other income (expense) for the periods indicated (in thousands, except percentages):

	Successor	Predecessor	Successor	Aggregate
		Three Months Ended April 30, 2006			Increase (Decrease)
	Three Months Ended April 30, 2007	For the Period From February 1, 2006 to March 9, 2006	For the Period From March 10, 2006 to April 30, 2006	Three Months Ended April 30, 2006
					In Dollars	In %
Other income (expense):
Interest income	$366	$856	$1,587	$2,443	$(2,077)	(85)%
Interest expense	(11,669)	(355)	(7,365)	(7,720)	(3,949)	51%
Change in the fair value of derivative instrument	(1,264)	—	—	—	(1,264)	( *)%
Amortization of debt issuance costs	(27)	(1,931)	(282)	(2,213)	2,186	(99)%

Total other income (expense)	$(12,594)	$(1,430)	$(6,060)	$(7,490)	$(5,104)	68%

Percentage of total revenue	(22)%	(7)%	(17)%	(14)%

(*)	Percentage is not meaningful.

Interest Income.    For the current fiscal quarter ended April 30, 2007, when compared to the same quarter a year ago, the dollar decrease in interest income is predominantly due to decreases in balances on interest-bearing accounts, such as cash and cash equivalents, and both short and long-term investments, resulting from the merger in which we paid approximately $826 million in cash in the first fiscal quarter ended April 30, 2006, all partially offset by increases in cash balances resulting from the accumulation of earnings and higher yields.

Interest Expense.    For the current fiscal quarter ended April 30, 2007, when compared to the same quarter a year ago, the dollar increase in interest expense is predominantly due to the debt associated with the merger which accrued interest beginning on March 10, 2006. In addition, on December 15, 2003, we issued convertible subordinated notes and we recorded interest expense in connection with such notes totaling $825,000 per fiscal quarter. Upon consummation of the merger in March 2006, no interest expense associated with our convertible subordinated notes was recorded in the fiscal quarter ended April 30, 2006, since such notes were converted to equity as part of the merger and therefore all interest was forfeited. See Notes 2 and 9 of notes to our unaudited condensed consolidated financial statements included elsewhere in this report for additional information related to the merger with Spyglass Merger Corp. and related debt.

Change in the Fair Value of Derivative Instrument.    We use an interest rate swap as part of our interest rate risk management strategy. In the second fiscal quarter ended July 31, 2006, we entered into an interest rate swap transaction to effectively convert the variable interest rate on a portion of the $400.0 million senior secured term loan to a fixed rate. The swap, which expires on April 10, 2010, is recorded on the balance sheet at fair value in accordance with SFAS 133. The swap has not been designated as a hedge, and accordingly, changes in the fair value of the derivative are recognized in the statement of operations. The notional amount of the swap is $250.0 million initially and amortizes down over time to $126.0 million at the time the swap transaction expires on April 10, 2010. Under the terms of the swap, we will pay an interest rate equal to the initial period LIBOR setting rate, set in arrears. In exchange, we will receive a fixed rate equal to 5.38%. In the current fiscal quarter ended April 30, 2007, we recorded $1.3 million in expense related to the changes in the fair value of the derivative.

Amortization of Debt Issuance Costs.    In connection with the merger, we recorded $16.1 million in debt issuance costs, reduced by amortization totaling $3.5 million as of April 30, 2007. We expect to record $0.3 million per quarter in amortization expense over each of the remaining three quarters of fiscal year 2008 and quarterly thereafter for approximately the following six fiscal years.

Income Tax Benefit

The following table summarizes income tax (benefit) expense for the periods indicated (in thousands, except percentages):

	Successor	Predecessor	Successor
		Three Months Ended April 30, 2006		Aggregate	Increase (Decrease)
	Three Months Ended April 30, 2007	For the Period From February 1, 2006 to March 9, 2006	For the Period From March 10, 2006 to April 30, 2006	Three Months Ended April 30, 2006
					In Dollars	In %
Income tax (benefit) expense	$(9,859)	$(8,335)	$(3,464)	$(11,799)	$1,940	16%
Percentage of total revenue	(17)%	(42)%	(10)%	(22)%

Income Tax Benefit.    Income tax benefit was $9.9 million in the current fiscal quarter ended April 30, 2007, as compared to $11.8 million in the same quarter a year ago. Our projected effective income tax rate benefit for fiscal year 2008 is 54%. Our effective income tax rate benefit for fiscal year 2007 was 37%. Our effective income tax rate benefit is greater than the statutory rate due to the United States research and experimentation tax credit, foreign tax credits and the domestic production deduction. See Note 11 of notes to our condensed consolidated financial statements included elsewhere in this report for further information regarding income taxes and the impact of our adoption of FIN48 on our results of operations and financial position.

Liquidity and Capital Resources

Cash, Cash Equivalents and Investments.    Since our inception, we have financed our operations and met our capital expenditure requirements through cash flows from operations. As of April 30, 2007, we had $43.2 million in cash and cash equivalents.

Net Cash Provided by (Used in) Operating Activities.    Cash flows provided by operating activities were $6.2 million and $3.4 million in the current fiscal quarter ended April 30, 2007 and the same quarter a year ago, respectively. In the quarter ended April 30, 2007, our cash flows provided by operating activities exceeded net loss principally due to the inclusion of non-cash expenses in net loss, cash collections in advance of revenue recognition for maintenance contracts and a decrease in accounts receivable, all partially offset by interest payments made on the term credit facility and subordinated notes totaling $17.2 million and decreases in deferred income taxes payable, accrued expenses and income taxes payable. In the quarter ended April 30, 2006, our cash flows provided by operating activities exceeded net loss principally due to the inclusion of non-cash expenses in net loss, a decrease in accounts receivable and cash collections in advance of revenue recognition for maintenance contracts, all partially offset by acquisition, restructure and other charges paid related to acquisitions, and decreases in income taxes payable, deferred income taxes payable and accounts payable.

Net Cash Used in Investing Activities.    Net cash used in investing activities was $1.3 million and $758.0 million in the current fiscal quarter ended April 30, 2007 and the same quarter a year ago, respectively. In the quarter ended April 30, 2007, net cash used in investing activities related to the purchase of computer equipment and office furniture and equipment totaling $1.0 million, and acquisition related costs paid in connection with our acquisition of Data Scientific Corp. totaling $0.3 million. In the quarter ended April 30, 2006, net cash used in investing activities related to cash paid in the merger including direct transaction costs totaling $846.9 million, acquisition related costs paid in connection with our acquisitions of Data Scientific Corp., Merant plc. and Apptero Inc., totaling $3.0 million, $0.1 million and $0.4 million, respectively, and the purchase of computer equipment and office furniture and equipment totaling $0.5 million, all partially offset by sales of short and long-term investments totaling $89.6 million and sales of restricted investments totaling $3.3 million.

Net Cash (Used in) Provided by Financing Activities.    Net cash used in financing activities was $30.0 million in the current fiscal quarter ended April 30, 2007, and net cash provided by financing activities was $754.2 million in the same quarter a year ago. In the current fiscal quarter ended April 30, 2007, net cash used in financing activities principally related to principal payments made on the term credit facility totaling $30.0 million. In the quarter ended April 30, 2006, net cash provided by financing activities was related to our incurring debt to finance the merger in the form of a senior secured term loan and senior subordinated notes totaling $400.0 million and $200.0 million, respectively, equity contributions from Silver Lake investors and management totaling $335.8 million, and to a lesser extent, the exercise of stock options under our employee stock option plan totaling $1.1 million, all partially offset by the payment of convertible subordinated notes including the conversion premium totaling $167.1 million and debt issuance costs paid totaling $15.6 million.

Contractual Obligations and Commitments

As a result of the acquisition transactions, we became highly leveraged. As of April 30, 2007, we had outstanding $545.0 million in aggregate indebtedness, with an additional $75.0 million of borrowing capacity available under our new revolving credit facility. Our liquidity requirements are significant, primarily due to debt service requirements. Our cash interest expense for the current fiscal quarter ended April 30, 2007 and the same quarter a year ago was $11.7 million and $7.7 million, respectively.

We believe that current cash and short-term investments, and cash flows from operations will satisfy our working capital and capital expenditure requirements through fiscal year ending January 31, 2008. At some point in the future, we may require additional funds for either operating or strategic purposes and may seek to raise the additional funds through public or private debt or equity financing. If we are required to seek additional financing in the future, there is no assurance that this additional financing will be available or, if available, will be on reasonable terms and not legally or structurally senior to or on parity with the notes.

The following is a summary of our various contractual commitments, including non-cancelable operating lease agreements for office space that expire between calendar years 2007 and 2013. All periods start from May 1, 2007.

	Successor
	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
	(in thousands)
Operating lease obligations	$13,208	$4,812	$5,726	$2,670	$—
Restructuring-related operating lease obligations	1,475	840	307	225	103
Senior secured term loan	345,000	—	—	—	345,000
Senior subordinated notes	200,000	—	—	—	200,000
Convertible subordinated notes	5	5	—	—	—

	$559,688	$5,657	$6,033	$2,895	$545,103

Accounts Receivable and Deferred Revenue.    At April 30, 2007, we had accounts receivable, net of allowances, of $36.1 million and total deferred revenue of $85.0 million.

Acquisitions.    The aggregate amount of cash paid relating to acquisitions during the current fiscal quarter ended April 30, 2007 was approximately $0.3 million and related to our acquisition of Data Scientific Corp. in March 2006, net of cash received. See Notes 2, 5 and 10 of notes to our unaudited condensed consolidated financial statements included elsewhere in this report for additional information related to acquisition related activities that have affected our liquidity.

Off-Balance Sheet Arrangements.    As part of our ongoing operations, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of April 30, 2007, we were not involved in any unconsolidated SPE transactions.

Senior Secured Credit Agreement

In connection with the consummation of the merger, we entered into a senior secured credit agreement pursuant to a debt commitment that we obtained from affiliates of the initial purchasers of our senior subordinated notes.

General.    The borrower under the senior secured credit agreement initially was Spyglass Merger Corp. and immediately following completion of the merger became Serena. The senior secured credit agreement provides for (1) a seven-year term loan in the amount of $400.0 million, which will amortize at a rate of 1.00% per year on a quarterly basis for the first six and three-quarter years after the closing date of the acquisition transactions, with the balance paid at maturity, and (2) a six-year revolving credit facility that permits loans in an aggregate amount of up to $75.0 million, which includes a letter of credit facility and a swing line facility. In addition, subject to certain terms and conditions, the senior secured credit agreement provides for one or more uncommitted incremental term loans and/or revolving credit facilities in an aggregate amount not to exceed $150.0 million.

Proceeds of the term loan on the initial borrowing date were used to partially finance the merger, to refinance certain indebtedness of Serena and to pay fees and expenses incurred in connection with the merger. Proceeds of the revolving credit facility and any incremental facilities will be used for working capital and general corporate purposes of the borrower and its restricted subsidiaries.

Interest Rates and Fees.    The $400.0 million term loan, of which $345.0 million was outstanding as of April 30, 2007, bears interest at a rate equal to three-month LIBOR plus 2.00%. That rate was 7.34% as of April 10, 2007. Generally, the loans under the senior secured credit agreement bear interest, at the option of the borrower, at the following:

•	a rate equal to the London Interbank Offered Rate, or LIBOR, plus an applicable margin of (1) 2.00% with respect to the term loan and (2) 2.50% with respect to the revolving credit facility or

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

We use an interest rate swap as part of our interest rate risk management strategy. In the second fiscal quarter ended July 31, 2006, we entered into an interest rate swap transaction to effectively convert the variable interest rate on a portion of the $400.0 million senior secured term loan to a fixed rate. The swap, which expires on April 10, 2010, is recorded on the balance sheet at fair value in accordance with SFAS 133. The swap has not been designated as a hedge and, accordingly, changes in the fair value of the derivative are recognized in the statement of operations. The notional amount of the swap is $250.0 million initially and amortizes down over time to $126.0 million at the time the swap transaction expires on April 10, 2010. Under the terms of the swap, we will pay an interest rate equal to the initial period LIBOR setting rate, set in arrears. In exchange, we will receive a fixed rate equal to 5.38%.

After our delivery of financial statements and a computation of the maximum ratio of total debt (defined in the senior secured credit agreement) to trailing four quarters of EBITDA (defined in the senior secured credit agreement), or “total leverage ratio,” for the first full quarter ending after the closing date of the merger, the applicable margins and the commitment fee will be subject to a grid based on the most recent total leverage ratio and to be agreed upon by the issuer and the lenders.

Prepayments.    At our option, amounts outstanding under the term loan may be voluntarily prepaid and the unutilized portion of the commitments under the revolving credit facility may be permanently reduced and the loans under such facility may be voluntarily repaid, in each case subject to requirements as to minimum amounts and multiples, at any time in whole or in part without premium or penalty, except that any prepayment of LIBOR rate advances other than at the end of the applicable interest periods will be made with reimbursement for any funding losses or redeployment costs of the lenders resulting from the prepayment. Loans under the term loan and under any incremental term loan facility are subject to mandatory prepayment with (a) 50% of annual excess cash flow with certain step downs to be based on the most recent total leverage ratio and agreed upon by the issuer and the lenders, (b) 100% of net cash proceeds of asset sales and other asset dispositions by the borrower or any of its restricted subsidiaries, subject to various reinvestment rights of the Company and other exceptions and (c) 100% of the net cash proceeds of the issuance or incurrence of debt by us or any of our restricted subsidiaries, subject to various baskets and exceptions.

In the second fiscal quarter ended July 31, 2006, we made a $25 million principal payment on the $400 million senior secured term loan. In the current fiscal quarter ended April 30, 2007, we made a $30 million principal payment on the $400 million senior secured term loan.

Guarantors.    All obligations under the senior secured credit agreement are to be guaranteed by each of our future direct and indirect restricted subsidiaries, other than foreign subsidiaries. We do not have any domestic subsidiaries and, accordingly, there are no guarantors.

Security.    All obligations of the company and each guarantor (if any) under the senior secured credit agreement are secured by the following:

•

a perfected lien on and pledge of (1) the capital stock and intercompany notes of each of our existing and future direct and indirect domestic subsidiaries, (2) all the intercompany notes of the Company and (3) 65% of the capital stock of each of our existing and future direct and indirect first-tier foreign subsidiaries, and

•

a perfected first priority lien, subject to agreed upon exceptions, on, and security interest in, substantially all of the tangible and intangible properties and assets of the company and each guarantor.

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

In addition, under our senior secured credit agreement, we are required to satisfy and maintain specified financial ratios and other financial condition tests, including minimum interest coverage ratio and a maximum total leverage ratio. We were in compliance with all of the covenants under the secured credit agreement and indenture as of April 30, 2007. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet those ratios and tests in the future. A breach of any of these covenants would result in a default (which, if not cured, could mature into an event of default) and in certain cases an immediate event of default under our senior secured credit agreement. Upon the occurrence of an event of default under our senior secured credit agreement, all amounts outstanding under our senior secured credit agreement could be declared to be (or could automatically become) immediately due and payable and all commitments to extend further credit could be terminated.

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

The following is a reconciliation of net loss, which is a GAAP measure of our operating results, to Adjusted EBITDA as defined in our debt agreements (in thousands).

	Successor	Predecessor	Successor
		Three Months Ended April 30, 2006
	Three Months Ended April 30, 2007	For the Period From February 1, 2006 to March 9, 2006	For the Period From March 10, 2006 to April 30, 2006
Net loss (1)	$(8,569)	$(24,716)	$(7,378)
Interest expense (income), net (2)	12,594	1,430	6,060
Income tax (benefit) expense	(9,859)	(8,335)	(3,464)
Depreciation and amortization expense (3)	21,443	3,457	12,445
Acquired in-process research and development	—	—	4,100

EBITDA	15,609	(28,164)	11,763
Deferred maintenance writedown (1)	784	77	3,297
Restructuring, acquisition and other charges	431	31,916	106

Adjusted EBITDA (1)	$16,824	$3,829	$15,166

(1)	Net (loss) income for the periods presented includes the deferred maintenance write down associated with both Serena’s acquisition of Merant in the first quarter of fiscal year 2005, the merger in the first quarter of fiscal year 2007, and the Pacific Edge acquisition in the third quarter of fiscal year 2007. This maintenance revenue is added back in calculating Adjusted EBITDA for purposes of the indenture governing the senior subordinated notes and the senior secured credit agreement.
(2)	Interest expense (income), net includes interest income, interest expense, the change in the fair value of derivative instruments and amortization of debt issuance costs.
(3)	Depreciation and amortization expense includes depreciation of fixed assets, amortization of leasehold improvements, amortization of acquired technologies and other intangible assets, and amortization of stock-based compensation.

In addition, our senior secured credit agreement and the indenture governing the senior subordinated notes include reporting covenants that require us to file periodic reports with the Securities and Exchange Commission (“SEC”) on or before the date that such reports are required to be filed with the SEC. Due to the restatement of our consolidated financial statements for fiscal years 2005, 2006 and 2007, we were unable to file this Form 10-Q for the quarter ended April 30, 2007 in accordance with these reporting covenants. However, we are filing this Form 10-Q within the applicable cure periods provided under the senior secured credit agreement and the indenture. No event of default has occurred under the senior secured credit agreement and the indenture as a result of the late filing of our Form 10-Q for the quarter ended April 30, 2007 and, upon the filing of this Form 10-Q, we will be in compliance with our reporting covenants under these borrowing arrangements.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

We do not use derivative financial instruments in our investment portfolio and have no foreign exchange contracts. Our financial instruments consist of cash and cash equivalents, trade accounts receivable and accounts payable. We consider investments in highly liquid instruments purchased with a remaining maturity of 90 days or less to be cash equivalents. All of our cash equivalents principally consist of commercial paper and debt securities, and are classified as available-for-sale as of April 30, 2007. Our exposure to market risk for changes in interest rates relates primarily to our short-term investments and short-term obligations; thus, a hypothetical 10% fluctuation in interest rates would not have a material impact on the fair value of these securities.

Sales to customers located in foreign countries accounted for approximately 33% of total sales in the current fiscal quarter ended April 30, 2007. Because we invoice certain foreign sales in currencies other than the United States dollar, predominantly the British pound sterling and euro, and do not hedge these transactions, fluctuations in exchange rates could adversely affect the translated results of operations of our foreign subsidiaries. Therefore, foreign exchange fluctuations could create a risk of significant balance sheet gains or losses on our consolidated financial statements. However, given our foreign subsidiaries’ net book values as of April 30, 2007 and net cash flows for the most recent fiscal quarter ended April 30, 2007, we do not believe that a hypothetical 10% fluctuation in foreign currency exchange rates would have a material impact on our financial position or results of operations.

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

Evaluation of Disclosure Controls and Procedures.    Our Chief Executive Officer and Chief Financial Officer, with the assistance of senior management personnel, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of April 30, 2007. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual and quarterly reports filed under the Exchange Act. Based on this evaluation, and subject to the limitations described below, our Chief Executive Officer and our Chief Financial Officer have concluded that, as a result of the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of April 31, 2007.

Material Weakness in Internal Control over Financial Reporting.    As described in Item 9A of our Annual Report on Form 10-K/A for the fiscal year ended January 31, 2007, we identified various misclassifications and errors in our Consolidated Statements of Cash Flows for fiscal years ended January 31, 2005, 2006 and 2007, Consolidated Balance Sheet as of January 31, 2006 and Consolidated Statement of Operations for the period February 1, 2006 to March 9, 2006. We determined that these misclassifications and errors were the result of a material weakness in our internal control over financial reporting as of January 31, 2007, specifically with regard to the technical review procedures related to non-routine items in our Consolidated Financial Statements. A material weakness is a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of a company’s annual or interim financial statements would not be prevented or detected by company personnel in the normal course of performing their assigned functions.

Changes in Internal Control over Financial Reporting.    There were no changes in our internal control over financial reporting during the quarter ended April 30, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls.    Our management, including our Chief Executive Officer and the Chief Financial Officer, does not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can only provide reasonable, not absolute, assurances that the objectives of the control system are met. The design of a control system reflects resource constraints, and the benefits of controls must be considered relative to their costs. Because there are inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of error or fraud, if any, have been or will be detected.

PART II—OTHER INFORMATION

ITEM 1.	Legal Proceedings

Information with respect to this Item may be found in Note 10 of notes to our unaudited condensed consolidated financial statements in Part I, Item I of this quarterly report, which information is incorporated into this Item 1 by reference.

ITEM 1A.	Risk Factors

There have been no material changes from the risk factors associated with our business, financial condition and results of operations as set forth in Part I, Item 1A of our Annual Report on Form 10-K/A for the fiscal year ended January 31, 2007.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On January 29, 2007, we sold 50,000 shares of our common stock to Michael Steinharter, our Senior Vice President, Worldwide Field Organization, for an aggregate purchase price of $254,500 as contemplated under his employment agreement. The purchase price was based on the fair market value of our common stock on the date of purchase, or $5.09 per share. The shares were issued under an exemption from registration requirements pursuant to Regulation D of the Securities Act of 1993, which provides an exemption for limited offers and sales of securities.

On February 26, 2007, Boris Kapitanski, our former Vice President, Strategic Technology, exercised a stock option to acquire 40,892 shares or our common stock for an aggregate exercise price of $51,115. The shares were issued under an exemption from registration requirements pursuant to Rule 701 of the Securities Act of 1993, which provides an exemption for offers and sales of securities pursuant to certain compensatory benefit plans.

ITEM 3.	Defaults Upon Senior Securities

Not Applicable

ITEM 4.	Submission of Matters to a Vote of Security Holders

Pursuant to a written consent effective as of April 10, 2007, our stockholders elected Jeremy Burton, our President and Chief Executive Officer, as a director to our board of directors. Additional information regarding the election of Mr. Burton to our board of directors is contained in our Current Report on Form 8-K (File No. 000-25285) filed with the Securities and Exchange Commission on April 11, 2007 (the first paragraph of Item 5.02 of such Current Report being incorporated herein by reference). The written consent was executed by stockholders representing 97,925,780 shares, or 99.4%, of our outstanding common stock as of April 10, 2007.

ITEM 5.	Other Information

Not Applicable

ITEM 6.	Exhibits

(a) Exhibits

Exhibit No.	Exhibit Description
10.01*	Employment Agreement between Serena Software, Inc. and Jeremy Burton dated February 11, 2007 (incorporated by reference to Exhibit 10.19 to the registrant’s annual report on Form 10-K for the fiscal year ended January 31, 2007 (file no. 000-25285) filed with the SEC on April 30, 2007)

10.02*	Form of Change in Control Agreement (incorporated by reference to Exhibit 10.21 to the registrant’s annual report on Form 10-K for the fiscal year ended January 31, 2007 (file no. 000-25285) filed with the SEC on April 30, 2007)

10.03*	FY 2008 Executive Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K (file no. 000-25285) filed with the SEC on February 23, 2007)

31.01†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01‡	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02‡	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or compensatory plan or arrangement.
†	Exhibit is filed herewith.
‡	Exhibit is furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERENA SOFTWARE, INC.

By:	/S/ ROBERT I. PENDER, JR.
Robert I. Pender, Jr. Senior Vice President, Finance And Administration, Chief Financial Officer (Principal Financial And Accounting Officer)

Date: July 18, 2007

EXHIBIT INDEX

Exhibit No.	Exhibit Description
10.01*	Employment Agreement between Serena Software, Inc. and Jeremy Burton dated February 11, 2007 (incorporated by reference to Exhibit 10.19 to the registrant’s annual report on Form 10-K for the fiscal year ended January 31, 2007 (file no. 000-25285) filed with the SEC on April 30, 2007)

10.02*	Form of Change in Control Agreement (incorporated by reference to Exhibit 10.21 to the registrant’s annual report on Form 10-K for the fiscal year ended January 31, 2007 (file no. 000-25285) filed with the SEC on April 30, 2007)

10.03*	FY 2008 Executive Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K (file no. 000-25285) filed with the SEC on February 23, 2007)

31.01†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01‡	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02‡	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or compensatory plan or arrangement.
†	Exhibit is filed herewith.
‡	Exhibit is furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.