Form 10-Q
period 2007-07-31
SERENA SOFTWARE INC
filed 2007-09-14
CIK 1073967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2007

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

As of August 31, 2007, 98,519,130 shares of the Registrant’s common stock, $0.01 par value per share, were outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

SERENA SOFTWARE, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	Successor July 31, 2007	Successor January 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$50,246	$68,455
Short-term investments	—	12
Accounts receivable, net of allowance of $743 and $847 at July 31, 2007 and January 31, 2007, respectively	28,012	40,894
Deferred taxes, net	10,595	10,593
Prepaid expenses and other current assets	5,854	5,051

Total current assets	94,707	125,005
Property and equipment, net	7,232	6,931
Goodwill	801,488	801,770
Other intangible assets, net	366,673	402,688
Other assets	10,886	11,053

TOTAL ASSETS	$1,280,986	$1,347,447

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$30,000	$30,000
Accounts payable	3,474	2,268
Income taxes payable	12,783	11,828
Accrued expenses	19,407	30,264
Accrued interest on term loan and subordinated notes	9,819	9,910
Deferred revenue	64,842	61,642

Total current liabilities	140,325	145,912
Deferred revenue, net of current portion	9,914	16,759
Long-term liabilities	2,328	1,906
Deferred taxes	137,315	151,250
Term loan	315,000	345,000
Senior subordinated notes	200,000	200,000

Total liabilities	804,882	860,827

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized and no shares issued and outstanding at July 31, 2007 and January 31, 2007	—	—
Series A Preferred stock, $0.01 par value; 1 share authorized, issued and outstanding at July 31, 2007 and January 31, 2007	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 98,560,022 and 98,519,130 shares issued and outstanding at July 31, 2007 and January 31, 2007, respectively	986	985
Additional paid-in capital	513,240	508,414
Accumulated other comprehensive loss	(612)	(283)
Accumulated deficit	(37,510)	(22,496)

Total stockholders’ equity	476,104	486,620

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,280,986	$1,347,447

See accompanying notes to condensed consolidated financial statements.

SERENA SOFTWARE, INC.

Condensed Consolidated Statements of Operations

For the Three Months and Six Months Ended July 31, 2007 and 2006

(In thousands)

(Unaudited)

	Successor			Predecessor	Successor
				Six Months Ended July 31, 2006
	Three Months Ended July 31,		Six Months Ended July 31, 2007	For the Period From February 1, 2006 to March 9, 2006	For the Period From March 10, 2006 to July 31, 2006
	2007	2006
Revenue:
Software licenses	$19,915	$18,742	$32,212	$2,847	$31,143
Maintenance	38,367	31,821	75,087	13,989	49,241
Professional services	9,116	8,659	18,398	2,872	14,005

Total revenue	67,398	59,222	125,697	19,708	94,389

Cost of revenue:
Software licenses	554	647	1,123	238	1,099
Maintenance	3,802	3,412	7,449	1,375	5,219
Professional services	8,313	8,178	16,727	3,035	12,804
Amortization of acquired technology	8,804	8,589	17,608	1,786	13,471

Total cost of revenue	21,473	20,826	42,907	6,434	32,593

Gross profit	45,925	38,396	82,790	13,274	61,796

Operating expenses:
Sales and marketing	18,648	18,450	36,380	6,520	28,492
Research and development	9,929	9,026	19,745	3,555	14,136
General and administrative	5,886	6,082	11,403	1,806	9,734
Amortization of intangible assets	9,203	9,075	18,406	1,098	14,247
Acquired in-process research and development	—	—	—	—	4,100
Restructuring, acquistion and other charges	817	495	1,248	31,916	601

Total operating expenses	44,483	43,128	87,182	44,895	71,310

Operating income (loss)	1,442	(4,732)	(4,392)	(31,621)	(9,514)
Interest income	476	598	842	856	2,185
Interest expense	(11,960)	(12,515)	(23,629)	(355)	(19,880)
Change in the fair value of derivative instrument	811	(574)	(453)	—	(574)
Amortization of debt issuance costs	(354)	(450)	(381)	(1,931)	(732)

Loss before income taxes	(9,585)	(17,673)	(28,013)	(33,051)	(28,515)
Income tax benefit	(3,601)	(6,627)	(12,999)	(8,335)	(10,091)

Net loss	$(5,984)	$(11,046)	$(15,014)	$(24,716)	$(18,424)

See accompanying notes to condensed consolidated financial statements.

SERENA SOFTWARE, INC.

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended July 31, 2007 and 2006

(In thousands)

(Unaudited)

	Successor	Predecessor	Successor
	Six Months Ended July 31, 2007	Six Months Ended July 31, 2006
		For the Period From February 1, 2006 to March 9, 2006	For the Period From March 10, 2006 to July 31, 2006
Cash flows from operating activities:
Net loss	$(15,014)	$(24,716)	$(18,424)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of long-lived assets	37,577	3,203	28,897
Deferred income taxes	(13,937)	(8,962)	(10,670)
Interest expense on term credit facility and subordinated notes, net of interest paid	(91)	355	9,925
Fair market value adjustment on the interest rate swap	453	—	574
Amortization of debt issuance costs	381	1,931	732
Stock-based compensation	4,978	18,711	6,264
Acquired in-process research and development	—	—	4,100
Acquisition, restructure and other charges paid related to acquisitions	(1,656)	(1,059)	(13,161)
Changes in operating assets and liabilities:
Accounts receivable	12,883	2,328	8,740
Prepaid expenses and other assets	(1,016)	116	(187)
Accounts payable	1,206	(431)	(257)
Income taxes payable	955	627	(3,169)
Accrued expenses	(8,282)	12,237	(2,680)
Deferred revenue	(4,051)	1,736	9,226

Net cash provided by operating activities	14,386	6,076	19,910

Cash flows (used in) provided by investing activities:
Purchases of property and equipment	(1,864)	(221)	(1,489)
Cash paid in acquisitions, including direct transaction costs and net of cash received	(263)	(171)	(850,343)
Sales of short- and long-term investments	12	59,163	39,513
Sale of restricted investments	—	—	3,260

Net cash (used in) provided by investing activities	(2,115)	58,771	(809,059)

Cash flows (used in) provided by financing activities:
Exercise of stock options under employee stock option plan	51	1,067	—
Repurchase of option rights under employee stock option plan	(202)	—	—
Equity contributions from Silver Lake Partners and management	—	—	335,816
Debt issuance costs paid	—	—	(15,586)
Principal borrowings under the term credit facility and senior subordinated notes	—	—	600,000
Principal payments under the term credit facility and senior subordinated notes	(30,000)	—	(25,000)
Payment on convertible subordinated notes, including the conversion premium	—	—	(237,895)

Net cash (used in) provided by financing activities	(30,151)	1,067	657,335

Effect of exchange rate changes on cash	(329)	132	(83)

Net (decrease) increase in cash and cash equivalents	(18,209)	66,046	(131,897)
Cash and cash equivalents at beginning of period	68,455	121,306	187,352

Cash and cash equivalents at end of period	$50,246	$187,352	$55,455

Supplemental disclosures of cash flow information:
Income taxes paid, net of refunds	$483	$—	$3,575

Interest paid	$23,708	$—	$9,944

Non-cash investing and financing activity:
Consideration payable to shareholders in acquisitions	$378	$—	$1,676

Common stock issued in the Silver Lake Partners transaction, including estimated fair value of options assumed and fair value in excess of cash paid on the acceleration of options	$—	$—	$508,157

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

Merger and Change in Basis of Accounting

On November 11, 2005, Spyglass Merger Corp. (“Spyglass”) and Serena entered into an Agreement and Plan of Merger (the “Agreement and Plan of Merger”), pursuant to which, among other things, Spyglass merged with and into Serena (the “Merger”), and Serena was the surviving corporation. The Merger was completed on March 10, 2006. Upon completion of the Merger, each share of Serena Common Stock issued and outstanding immediately prior to the effective time of the Merger (other than shares held in the treasury of Serena, owned by Spyglass or any direct or indirect wholly owned subsidiary of Spyglass or Serena that was not an employee benefit trust or held by stockholders who were entitled to and who properly exercised appraisal rights under Delaware law) was converted into the right to receive $24.00 in cash, without interest. In addition, in connection with the Merger, a stockholder, who is one of our directors and who prior to the Merger was also an executive officer of Serena, exchanged equity interests in Serena, which were valued for purposes of such exchange at approximately $154.1 million, for equity investments in the surviving corporation. Also in connection with the Merger, certain members of Serena’s management team made equity investments in the surviving corporation through retention of their stock options and restricted stock or the acquisition of common stock in the surviving corporation. None of Serena’s pre-existing $220 million of convertible subordinated notes converted to Serena common stock prior to completion of the transaction. In accordance with the indenture provisions and upon proper notice of conversion, all but $4,000 of Serena’s pre-existing $220 million of convertible subordinated notes have been exchanged for cash in an amount of $24.00 for each share of Serena common stock into which the convertible subordinated notes were convertible prior to the consummation of the Merger.

Also on the closing date of the Merger, the surviving corporation borrowed $400.0 million under a new senior secured credit facility, and issued $200.0 million in principal amount of 10 3/8% senior subordinated notes due 2016.

The Merger has been accounted for as an acquisition, using the purchase method of accounting, from the date of completion, March 10, 2006. This change has created many differences between reporting for Serena post-Merger, as successor, and Serena pre-Merger, as predecessor. The predecessor financial statements for periods ended on or before March 10, 2006, generally will not be comparable to the successor financial statements for periods after that date. Under purchase accounting, Serena’s tangible assets and liabilities and intangible assets were recorded at fair value resulting in a new carrying basis for those assets and liabilities. The Merger resulted in Serena having a new and significantly different capital structure. In addition, in order to finance the acquisition, the successor issued debt totaling $600 million and converted all but $4,000, excluding the conversion premium, of Serena’s $220 million of pre-existing convertible notes.

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

Correction of Immaterial Error

In connection with the preparation of its Quarterly Report on Form 10-Q for the quarter ended July 31, 2007, the Company determined that it had incorrectly recorded a tax benefit of $461,000 resulting from errors in its effective tax rate calculation during the first quarter of fiscal 2008. Management evaluated the materiality of the error from quantitative and qualitative perspectives, and evaluated the quantified error under both the iron curtain and the roll-over methods. Management concluded that the error was immaterial to the fiscal quarter ended April 30, 2007 consolidated financial statements and has corrected those consolidated financial statements as shown below.

	As of and for the three months ended April 30, 2007
	Previously Reported	As Revised
Balance Sheet:
Income taxes payable	$9,075	$9,536
Accumulated deficit	(31,065)	(31,526)
Statement of Operations:
Income tax benefit	$9,859	$9,398
Net loss	(8,569)	(9,030)

Significant Accounting Policies

The Company’s significant accounting policies are described in the notes to the Company’s consolidated financial statements for the years ended January 31, 2005, 2006 and 2007, included in the Company’s annual report on Form 10-K/A filed on July 18, 2007. There have been no changes to the Company’s significant accounting policies.

(2) Mergers	and Acquisitions

Spyglass Merger Corp.

As discussed in Note 1 the Spyglass Merger was completed on March 10, 2006. Upon completion of the Merger, each share of Serena Common Stock issued and outstanding immediately prior to the effective time of the Merger (other than shares held in the treasury of Serena, owned by Spyglass or any direct or indirect wholly owned subsidiary of Spyglass or Serena that was not an employee benefit trust or held by stockholders who were entitled to and who properly exercised appraisal rights under Delaware law) was converted into the right to receive $24.00 in cash, without interest. In addition, in connection with the Merger, a stockholder, who is one of

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

our directors and who prior to the Merger was also an executive officer of Serena, exchanged equity interests in Serena, which were valued for purposes of such exchange at approximately $154.1 million, for equity investments in the surviving corporation. Also in connection with the Merger, certain members of Serena’s management team made equity investments in the surviving corporation through retention of their stock options and restricted stock or the acquisition of common stock in the surviving corporation. None of Serena’s existing $220 million of convertible subordinated notes (“Notes”) converted to Serena common stock prior to completion of the Merger. In accordance with the indenture provisions and upon proper notice of conversion, $154.6 million of Serena’s pre-existing $220 million of convertible subordinated notes were exchanged for cash in an amount of $24.00 for each share of Serena common stock into which the convertible subordinated notes were convertible prior to the consummation of the Merger. Subsequent to the Merger, all but $4,000, excluding the conversion premium, of Serena’s pre-existing $220 million of convertible subordinated notes were exchanged for cash in an amount of $24.00 per share.

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

The Merger has been accounted for as an acquisition, using the purchase method of accounting, from the date of completion, March 10, 2006. This change has created many differences between reporting for Serena post-Merger, as Successor, and Serena pre-Merger, as Predecessor. The Predecessor financial statements for periods ended on or before March 9, 2006, generally will not be comparable to the Successor financial statements for periods after that date. Under purchase accounting, Serena’s tangible assets and liabilities and intangible assets were recorded at fair value resulting in a new carrying basis for those assets and liabilities. The Merger resulted in Serena having a new and significantly different capital structure. In addition, in order to finance the acquisition, the Successor borrowed $400.0 million under a new senior secured Credit Facility, and issued $200.0 million in principal amount of 10  3/8% senior subordinated notes due 2016 and converted $220.0 million of pre-existing convertible notes.

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

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The total purchase price was $1,019.2 million and consisted of a combination of cash and stock as follows (in thousands):

Cash paid	$826,396
Shares assumed based on the common stock fair value on the closing date	155,510
Fair value of options assumed	16,497
Direct transaction costs	20,750

Total purchase price of acquisition	$1,019,153

The total allocation of purchase price was as follows (in thousands):

Fair value of net liabilities assumed	$(58,769)
Acquired technology	165,800
Acquired in-process research and development	4,100
Trademark / Trade name portfolio	14,200
Customer relationships	276,200
Deferred tax liability	(178,291)
Goodwill	795,013

Total purchase price of acquisition	$1,019,153

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

Other intangible assets—The amounts allocated were $165.8 million, $276.2 million and $14.2 million to acquired technology, customer contracts and relationships, and trademarks and trade names, respectively.

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

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

Acquired in-process research and development—The amount allocated to acquired in-process research and development was $4.1 million. See note 3 of notes to our condensed consolidated financial statements for further information regarding acquired in-process research and development.

Goodwill—The amount allocated to goodwill was $795.0 million. Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and intangible assets. In accordance with SFAS 142, goodwill will not be amortized but instead will be tested for impairment at least annually (more frequently if certain indicators are present). See Note 6 for further information regarding goodwill.

Taxes—As part of our accounting for the Merger, a portion of the overall purchase price was allocated to goodwill and acquired intangible assets. Amortization expense associated with acquired intangible assets is not deductible for tax purposes. Thus, $178.3 million was established as a deferred tax liability for the future amortization of the intangible assets. Any future adjustments to the valuation allowance, established at the time of the Merger, will be reflected in goodwill.

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

The Company acquired 100% of Pacific Edge’s outstanding common stock in acquiring all of its assets and assuming all of its liabilities. The total purchase price was $16.5 million and consisted of cash consideration of $16.0 million and acquisition costs of $0.5 million. The total allocation of purchase price to the fair value of tangible net assets assumed, intangible assets and goodwill was $1.1 million, $9.2 million and $9.8 million, respectively, all net of $3.6 million allocated to a deferred tax liability.

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(3)    Acquired In-Process Research and Development

As a result of the merger on March 10, 2006, the Successor company recorded acquired in-process research and development totaling $4.1 million. Among the assets that were valued by the Successor company were ChangeMan ZMF, ChangeMan DS/Dimensions and RTM, new versions of which were under development at the acquisition date, and to which whose development has since been fully completed and delivered. These technologies then under development were valued on the premise of fair market value in continued use employing the income approach. This methodology is based on discounting to present value, at an appropriate risk-adjusted discount rate, both the expenditures to be made to complete the development efforts (excluding the efforts to be completed on the development efforts underway) and the operating cash flows which the applications are projected to generate, less a return on the assets necessary to generate the operating cash flows.

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

(4)    Stock-Based Compensation

Effective February 1, 2006, the Company adopted the provisions of, and accounted for stock-based compensation in accordance with, the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123—revised 2004 (“SFAS 123R”), “Share-Based Payment” which replaced Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is typically measured at the grant date based on the fair value of the award over the requisite service period, which is the vesting period. The Company elected the modified-prospective method of adoption, under which prior periods are not

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

revised for comparative purposes. The Company has elected the graded-vesting attribution method for recognizing stock-based compensation expense over the requisite service period for each separately vesting tranche of awards as though the awards were, in substance, multiple awards. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro forma disclosures.

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

As of July 31, 2007, a total of 13,515,536 shares of common stock were reserved for issuance upon the exercise of stock options and for the future grant of stock options or awards under the 2006 Plan.

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

As of July 31, 2007, total unrecognized compensation costs related to unvested stock options and restricted stock awards was $12.2 million. Unvested stock options are expected to be recognized over a period of 4 to 5 years and restricted stock awards are expected to be recognized over a period of 4 years.

The fair value of each stock option grant under the stock option plans are estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the three months and six months ended July 31, 2007 and 2006.

	Successor For the Three Months Ended July 31, 2007	Successor For the Three Months Ended July 31, 2006
Expected life (in years)	4.0 to 5.0	6.0 to 6.5
Risk-free interest rate	4.7%	4.9%
Volatility	32% to 45%	58% to 63%

		Six Months Ended July 31, 2006
	Successor For the Six Months Ended July 31, 2007	Predecessor For the Period From February 1, 2006 to March 9, 2006	Successor For the Period From March 10, 2006 to July 31, 2006
Expected life (in years)	4.0 to 5.0	3.75	6.0 to 6.5
Risk-free interest rate	4.7%	4.8%	4.9%
Volatility	32% to 47%	50%	58% to 63%

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

With respect to the amounts determined under SFAS No. 123R, as set forth above, Serena’s expected volatility is based on the combination of historical volatility of the Company’s common stock and the Company’s peer group’s common stock over the period commensurate with the expected life of the options and the mean historical implied volatility from traded options. To assist management in determining the estimated fair value of the Company’s common stock, the Company engaged an independent valuation specialist to perform a valuation as of July 31, 2007. In estimating the fair value of the Company’s common stock as of July 31, 2007, the independent valuation firm employed a two-step approach that first estimated the fair value of the Company as a whole, and then allocated the enterprise value to the Company’s common stock. The risk-free interest rates are derived from the average U.S. Treasury constant maturity rates during the period, which approximate the rate in effect at the time of grant for the respective expected term. The expected terms are based on the observed and expected time to post-vesting exercise or cancellation of options. Serena does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero. Under SFAS 123R, Serena estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses forecasted projections to estimate pre-vesting option forfeitures and records stock-based compensation expense only for those awards that are expected to vest.

General Stock Option Information

The following table sets forth the summary of option activity under our stock option programs for the six months ended July 31, 2007:

	Options Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price
Balances as of January 31, 2007	4,958,687	10,905,267	$4.21
Activity during the six months ended July 31, 2007:
Granted	(2,625,000)	2,625,000	$5.15
Exercised	—	(251,674)	$1.55
Cancelled	585,539	(585,539)	$5.01

Balances as of July 31, 2007	2,919,010	12,693,054	$4.42

Information regarding the stock options outstanding at July 31, 2007 is summarized as follows:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.25	2,110,138	5.62 years	$1.25	2,110,138	$1.25
$5.00	6,927,461	8.52 years	$5.00	1,456,932	$5.00
$5.09	1,024,500	9.42 years	$5.09	12,625	$5.09
$5.15	2,625,000	9.69 years	$5.15	—	—
$8.40	5,955	5.85 years	$8.40	5,955	$8.40

	12,693,054	8.35 years	$4.42	3,585,650	$2.80

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The aggregate intrinsic value of options outstanding and options exercisable as of July 31, 2007 was $9.3 million and $8.4 million, respectively.

General Restricted Stock Information

	Non-Vested Shares	Weighted Average Grant Date Fair Value
Balances as of January 31, 2007	307,200	$5.00
Activity during the six months ended July 31, 2007:
None	—	—

Balances as of July 31, 2007	307,200	$5.00

Stock-based compensation expense for the three months and six months ended July 31, 2007 and 2006 is as follows (in thousands):

	Successor			Predecessor	Successor
				Six Months Ended July 31, 2006
	Three Months Ended July 31,		Six Months Ended July 31, 2007	For the Period From February 1, 2006 to March 9, 2006	For the Period From March 10, 2006 to July 31, 2006
	2007	2006
Cost of maintenance	$39	$119	$99	$1	$162
Cost of professional services	57	69	133	2	105

Stock-based compensation in cost of revenue	96	188	232	3	267

Sales and marketing	631	1,229	1,635	27	1,920
Research and development	326	566	773	12	825
General and administrative	1,299	2,338	2,338	212	3,252
Restructuring, acquisition and other charges(1)	—	—	—	18,457	—

Stock-based compensation in operating expenses	2,256	4,133	4,746	18,708	5,997

Total stock-based compensation	$2,352	$4,321	$4,978	$18,711	$6,264

(1)	Represents stock-based compensation expense from the acceleration of unvested stock options and unvested restricted stock resulting from the merger.

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

In aggregate, the Successor Company did not accrue any costs associated with acquisition-related and restructuring activities during the fiscal six months ended July 31, 2007, and paid $1.2 million in acquisition-related and restructuring charges in the fiscal six months ended July 31, 2007. The nature of the acquisition-related and restructuring charges and the amounts paid and accrued as of July 31, 2006 and 2007 are summarized as follows (in thousands):

	Severance, payroll taxes and other employee benefits	Facilities closures	Legal and other acquisition- related costs	Total acquisition- related and restructuring charges and accruals
Predecessor company balances as of January 31, 2006	$500	$155	$2,739	$3,394
Activity during the Predecessor period from February 1, 2006 through March 9, 2006:
Accrued	553	—	13,006	13,559
Paid	(172)	(2)	(885)	(1,059)

Predecessor company balances as of March 9, 2006	881	153	14,860	15,894
Activity during the Successor period from March 10, 2006 through July 31, 2006 after assuming the Predecessor’s March 9, 2006 balances:
Accrued	10	—	96	106
Paid	(421)	6	(12,694)	(13,109)

Successor company balances as of July 31, 2006	$470	$159	$2,262	$2,891

Successor company balances as of January 31, 2007	$164	$314	$1,607	$2,085
Activity during the six months ended July 31, 2007:
Accrued	—	—	—	—
Paid	(118)	(206)	(906)	(1,230)
Adjustments(1)	101	255	(701)	(345)

Successor company balances as of July 31, 2007	$147	$363	$—	$510

(1)	Purchase accounting adjustments recorded in the fiscal six months ended July 31, 2007 totaled $0.3 million and were the result of finalizing certain acquisition-related estimates associated with the Silver Lake Partners transaction, and to a lesser extent, finalizing certain acquisition-related estimates associated with Merant and the smaller technology acquisitions.

Acquisition-related and restructuring accruals at July 31, 2006 and 2007 totaling $2.9 million and $0.5 million, respectively, are reflected in accrued expenses in the Company’s consolidated balance sheets.

(6)    Goodwill and Other Intangible Assets

(a) Goodwill:

The Company accounts for goodwill and certain intangible assets after an acquisition is completed in accordance with SFAS No. 142. As such, goodwill and other indefinite life intangible assets are not amortized but instead are periodically tested for impairment. The annual impairment test required by SFAS No. 142 is performed in the fourth fiscal quarter each year. The Company has concluded that there were no indicators of impairment of goodwill as of July 31, 2007.

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The change in the carrying amount of goodwill for the six months ended July 31, 2007 is as follows (in thousands):

Successor company balance as of January 31, 2007	$801,770
Activity during the six months ended July 31, 2007:
Purchase accounting adjustments to goodwill recorded in the Merger	(206)
Purchase accounting adjustments to goodwill recorded in Pacific Edge acquisition	(76)

Successor company balance as of July 31, 2007	$801,488

In the fiscal quarter ended April 30, 2007, the Company made adjustments to increase goodwill associated with the Merger totaling $0.2 million. These adjustments related to making fair value adjustments to certain deferred revenues acquired in the merger. In the current fiscal quarter ended July 31, 2007, the Company made adjustments to decrease goodwill associated with both the Merger and the Pacific Edge acquisition totaling $0.5 million and $0.1 million, respectively. These adjustments related to finalizing certain acquisition-related costs accrued in acquisition.

(b) Other Intangible Assets:

Other intangible assets are comprised of the following (in thousands):

	Successor As of July 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Acquired technology	$178,186	$(53,766)	$124,420
Customer relationships	278,900	(48,458)	230,442
Trademark / Trade name portfolio	14,300	(2,489)	11,811

Total	$471,386	$(104,713)	$366,673

	Successor As of January 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Acquired technology	$178,186	$(36,158)	$142,028
Customer relationships	278,900	(30,950)	247,950
Trademark / Trade name portfolio	14,300	(1,590)	12,710

Total	$471,386	$(68,698)	$402,688

Estimated amortization expense:
For remaining six months of year ending January 31, 2008			$36,015
For year ending January 31, 2009			71,718
For year ending January 31, 2010			71,630
For year ending January 31, 2011			70,337
For year ending January 31, 2012			40,361
Thereafter			76,612

Total			$366,673

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

As of July 31, 2007, the weighted average remaining amortization period for acquired technology is 41 months and for trademark/trade name portfolio and customer relationships are 79 months. The total weighted average remaining amortization period for all identifiable intangible assets is 65 months. The aggregate amortization expense of acquired technology and other intangible assets was $18.0 million and $17.7 million in the three months ended July 31, 2007 and 2006, respectively, and $36.0 million and $30.6 million in the six months ended July 31, 2007 and 2006, respectively. There were no impairment charges in the three month and six month periods ended July 31, 2007 and 2006.

(7)     Comprehensive Loss

We report components of comprehensive loss in our annual consolidated statements of shareholders’ equity. Comprehensive loss consists of net loss, foreign currency translation adjustments and unrealized losses on marketable securities. Total comprehensive loss for the three months and six months ended July 31, 2007 and 2006 is as follows (in thousands):

	Successor			Predecessor	Successor
				Six Months Ended July 31, 2006
	Three Months Ended July 31,		Six Months Ended July 31, 2007	For the Period From February 1, 2006 to March 9, 2006	For the Period From March 10, 2006 to July 31, 2006
	2007	2006
Comprehensive loss:
Net loss	$(5,984)	$(11,046)	$(15,014)	$(24,716)	$(18,424)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(63)	(268)	(329)	132	(83)
Unrealized loss on marketable securities, net of tax	—	(94)	—	—	(449)

Other comprehensive (loss) income	(63)	(362)	(329)	132	(532)

Total comprehensive loss	$(6,047)	$(11,408)	$(15,343)	$(24,584)	$(18,956)

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

In June 2006, the FASB Emerging Issues Task Force issued EITF No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)”, which states that a company should disclose its accounting policy (i.e., gross or

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

net presentation) regarding presentation of taxes within the scope of this Issue. If taxes included in gross revenues are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented. The consensus would be effective for the first annual or interim reporting period beginning after December 15, 2006. The disclosures are required for annual and interim financial statements for each period for which an income statement is presented. The Company adopted this Issue effective February 1, 2007. This Issue did not have a significant impact on the Company’s consolidated results of operations or financial position.

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted this Interpretation effective February 1, 2007. See Note 10 for further information regarding this standard and the impact of its adoption on the Company’s consolidated results of operations or financial position.

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

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(9)    Debt

Debt as of July 31, 2007 and January 31, 2007 consists of the following (in thousands):

	Successor
	July 31, 2007	January 31, 2007
Senior secured term loan, due March 10, 2013, three-month LIBOR plus 2.25%	$345,000	$375,000
Senior subordinated notes, due March 15, 2016, 10.375%	200,000	200,000

Total long-term debt	545,000	575,000
Less current portion	(30,000)	(30,000)

Total long-term debt, less current portion	$515,000	$545,000

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

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Debt Covenants

The subordinated notes and the Credit Facility contain various covenants including limitations on additional indebtedness, capital expenditures, restricted payments, the incurrence of liens, transactions with affiliates and sales of assets. In addition, the Credit Facility requires the Company to comply with certain financial covenants, including leverage and interest coverage ratios and capital expenditure limitations. The Company was in compliance with all of the covenants of the Credit Facility as of July 31, 2007.

Our senior secured credit agreement requires us to maintain a consolidated Adjusted EBITDA to consolidated interest expense ratio starting at a minimum of 1.35x for the one-quarter period ended July 31, 2006 and stepping up over time to 1.40x by the end of the fiscal year ended January 31, 2007, 1.60x by the end of the fiscal year ending January 31, 2008, 1.75x by the end of the fiscal year ending January 31, 2009 and 2.00x by the end of the fiscal year ending January 31, 2010. For further information regarding a description and definition of Adjusted EBITDA, see the Company’s Annual Report on Form 10-K/A for the fiscal year ended January 31, 2007 filed with the SEC on July 18, 2007, and specifically, Part II Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” Consolidated interest expense is defined in the senior secured credit agreement as consolidated cash interest expense less cash interest income and is further adjusted for certain non-cash interest expenses and other items. Again beginning with the one-quarter period ended July 31, 2006, we are also required to maintain a consolidated total debt to consolidated Adjusted EBITDA ratio starting at a maximum of 7.75x and stepping down over time to 7.50x by the end of the fiscal year ended January 31, 2007, 6.75x by the end of the fiscal year ending January 31, 2008, 6.00x by the end of the fiscal year ending January 31, 2009, 5.50x by the end of the fiscal year ending January 31, 2010 and 5.00x by the end of the fiscal year ending January 31, 2011. Consolidated total debt is defined in the senior secured credit agreement as total debt other than certain indebtedness and is reduced by the amount of cash and cash equivalents on our balance sheet in excess of $5.0 million. As of July 31, 2007, our consolidated total debt was $499.8 million, consisting of total debt other than certain indebtedness totaling $545.0 million, net of cash and cash equivalents in excess of $5.0 million totaling $45.2 million. Failure to satisfy these ratio requirements would constitute a default under the senior secured credit agreement. If our lenders failed to waive any such default, our repayment obligations under the senior secured credit agreement could be accelerated, which would also constitute a default under the indenture governing the senior subordinated notes.

Our ability to incur additional debt and make certain restricted payments under the indenture governing the senior subordinated notes, subject to specified exceptions, is tied to an Adjusted EBITDA to fixed charges ratio of at least 2.0x, except that we may incur certain debt and make certain restricted payments and certain permitted investments without regard to the ratio, such as our ability to incur up to an aggregate principal amount of $625.0 million under our senior secured credit agreement (inclusive of amounts outstanding under our senior secured credit agreement from time to time; as of July 31, 2007, we had $345.0 million outstanding under our term loan and available commitments of $75.0 million under our revolving credit facility), to acquire persons engaged in a similar business that become restricted subsidiaries and to make other investments equal to the greater of $25.0 million or 2% of our consolidated assets. Fixed charges is defined in the indenture governing the senior subordinated notes as consolidated interest expense less interest income, adjusted for acquisitions, and further adjusted for non-cash interest expense.

(10)    Income Taxes

We adopted the provisions of FIN 48 on February 1, 2007. As of the date of adoption, we had total federal, state and foreign unrecognized tax benefits of $10.1 million, including accrued liabilities related to interest and

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

penalties of $1.3 million. Of the total unrecognized tax benefits, $0.4 million, if recognized, would reduce our effective tax rate in the period of recognition. As permitted under the provisions of FIN 48, we will continue to classify interest and penalties related to unrecognized tax benefits as part of our income tax provision in our Condensed Consolidated Statements of Operations. During the current fiscal three months and six months ended July 31, 2007, we accrued immaterial amounts in interest and penalties.

Included in the balance of unrecognized tax benefits at February 1, 2007, there are no amounts related to tax positions and interest for which it is reasonably possible that audits will be closed or the statute of limitations will expire in various foreign jurisdictions within the next twelve months.

Our income tax returns are routinely audited by federal, state and foreign tax authorities. We are currently under examination in various state, local and foreign tax jurisdictions. The statute of limitations on our federal tax return filings remains open for the years ended January 31, 2004 through January 31, 2007. The statute of limitations on U.K. income tax filings remain open for the years ended January 31, 1999 through January 31, 2007. There are differing interpretations of tax laws and regulations, and as a result, significant disputes may arise with these tax authorities involving issues of the timing and amount of deductions and allocations of income among various tax jurisdictions. While we believe our positions comply with applicable laws, we periodically evaluate our exposures associated with our tax filing positions. Prior to the adoption of FIN 48, we recorded liabilities related to uncertain tax positions based upon the difference between our tax filing positions and the positions that are probable of being sustained upon examination by tax authorities.

(11)    Litigation Related to the Merger

On November 11, 2005, Serena entered into an Agreement and Plan of Merger with Spyglass. As a result of the announcement of the acquisition and beginning on November 11, 2005, several purported class action complaints were filed in the Delaware Chancery Court and the Superior Court of the State of California for the County of San Mateo naming Serena and the then members of our board of directors as defendants. In pursuing these actions, plaintiffs purported to represent stockholders of Serena who were similarly situated with the plaintiffs. Among other things, the complaints alleged that Serena’s then directors breached the fiduciary duties owed to the stockholders in approving the Merger with Spyglass Merger Corp. because they failed to take steps to maximize the value to Serena’s public stockholders.

On February 27, 2006, Serena and the other defendants reached an agreement in principle with the plaintiffs providing for the settlement of the actions. This settlement was accrued in purchase accounting in the fiscal quarter ended January 31, 2006. In connection with the settlement, Serena agreed to make available additional information to its stockholders. Some of that information was included in the Merger proxy statement. The remaining additional information was contained in a press release Serena issued on February 28, 2006. In return, the plaintiffs agreed to the dismissal of the actions and to withdraw all motions filed in connection with such actions. In addition, Serena agreed to pay the legal fees and expenses of plaintiffs’ counsel, subject to the approval by the respective courts. This payment did not affect the amount of Merger consideration that was paid to Serena’s stockholders in the Merger. Serena and the other defendants continue to deny plaintiffs’ allegations in the actions but agreed to settle the purported class actions to avoid costly litigation and the risk of delay to the closing of the Merger.

On July 31, 2006, the California Superior Court conducted a hearing to consider the settlement and, on November 15, 2006, issued a final order approving the settlement, reducing the fee award to California plaintiff’s counsel to $150,000 and dismissing the California action with prejudice. The fee award reduction was within the

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

purchase accounting one year allocation period and accordingly, the fee award reduction, was adjusted through purchase accounting. Following the judgment by the California Superior Court, the parties submitted the settlement to the Delaware Chancery Court for review and dismissal of the Delaware action. On July 20, 2007, the Delaware Chancery Court issued a final order requiring Serena to pay a fee award of $600,000 to Delaware plaintiff’s counsel as contemplated under the settlement and dismissing the Delaware action with prejudice.

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

With the acquisition of Pacific Edge we added Mariner, a PPM product, to our existing product portfolio. Mariner complements our existing strategy, which is focused on application lifecycle management, or ALM.

We acquired 100% of Pacific Edge’s outstanding common stock. The total purchase price was $16.5 million and consisted of cash consideration of $16.0 million and acquisition costs of $0.5 million. The total allocation of purchase price to the fair value of tangible net assets assumed, intangible assets and goodwill was $1.1 million, $9.2 million and $9.8 million, respectively, all net of $3.6 million allocated to deferred tax liability.

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

None of the $220.0 million of Serena convertible subordinated notes were converted into Serena common stock prior to the effective time of the merger, and so all the convertible subordinated notes became convertible into cash, following the merger, in an amount of $24.00 for each share of Serena common stock into which the convertible subordinated notes were convertible immediately prior to the merger. Approximately $4,000 of the convertible subordinated notes, excluding conversion premiums totaling $1,000, remained outstanding on July 31, 2007. Holders had been able to convert such notes into cash in connection with the merger through March 25, 2006. On May 15, 2006, we extended the date on which holders could convert such notes into cash to May 30, 2006. On May 30, 2006, all but $4,000 of such notes, excluding the conversion premium of $1,000, were converted into cash.

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

Also, in connection with the merger, we entered into a senior secured credit agreement, issued senior subordinated notes, and entered into other related transactions, which we refer to collectively as the acquisition transactions. As a result of the acquisition transactions, we became highly leveraged. As of July 31, 2007, we had outstanding $545.0 million in aggregate indebtedness, including the conversion premium on the convertible subordinated notes, with an additional $75.0 million of borrowing capacity available under our new revolving credit facility. Our liquidity requirements are significant, primarily due to debt service requirements.

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

In the fiscal quarter ended July 31, 2007, when compared to the same quarter a year ago, total revenues increased 14%, as total revenues were $67.4 million in the current fiscal quarter versus $59.2 million in the same quarter a year ago. In the fiscal six months ended July 31, 2007, when compared to the same six months a year ago, total revenues increased 10%, as total revenues were $125.7 million in the current fiscal six months versus $114.1 million in the same six months a year ago. For both the current fiscal quarter and current fiscal six months, when compared to the same periods a year ago, the increase in total revenue was primarily the result of the increases in maintenance revenue from consistent renewal rates and growth in installed software licenses base, as new licenses generally include one year of maintenance, renewals of maintenance agreements with existing customers, and to a lesser extent, maintenance price increases, improvements in our consulting business, and increased software purchasing activity in the most recent fiscal quarter, all partially offset by slower seasonal software purchasing activity in the first quarter of fiscal 2008.

In the current fiscal quarter and fiscal six months ended July 31, 2007 62% and 66%, respectively, of our total software license revenue came from our distributed systems products and 38% and 34%, respectively, came from our mainframe products.

Historically, our revenue has been generally attributable to sales in North America, Europe and to a lesser extent Asia Pacific. Revenue attributable to sales in North America accounted for approximately 64% and 65% of our total revenue in the fiscal quarter and fiscal six months ended July 31, 2007, respectively, as compared to 65% in both the same quarter and six months a year ago.

Our international revenue is attributable principally to our European operations. International revenue accounted for approximately 36% and 35% of our total revenue in the fiscal quarter and fiscal six months ended July 31, 2007, respectively, as compared to 35% in both the same quarter and six months a year ago.

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

Our common stock is privately held and therefore there is no public market for our common stock. To assist management in determining the estimated fair value of our common stock, we engaged an independent valuation specialist to perform a valuation as of July 31, 2007. In estimating the fair value of our common stock as of July 31, 2007, the independent valuation firm employed a two-step approach that first estimated the fair value of our company as a whole, and then allocated the enterprise value to our common stock. These estimates were also used to assist management in measuring our expected stock price volatility over time.

We estimate the expected term of options granted based on observed and expected time to post-vesting exercise or cancellation. Expected volatility is based on the combination of historical volatility of our common stock and our peer group’s common stock over the period commensurate with the expected life of the options. We base the risk-free interest rate that we use in the option pricing model on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options. We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option pricing model. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use forecasted projections to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. All stock-based awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods.

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

Stock-based compensation expense related to employee stock options and restricted stock awards recognized under SFAS 123R for the three months and six months ended July 31, 2007 was $2.4 million and $5.0 million, respectively, as compared to $4.3 million in the same three months a year ago and $25.0 in the same combined six months a year ago.

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

In June 2006, the FASB Emerging Issues Task Force issued EITF No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation),” which states that a company should disclose its accounting policy (i.e., gross or net presentation) regarding presentation of taxes within the scope of this Issue. If taxes included in gross revenues are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented. The consensus would be effective for the first annual or interim reporting period beginning after December 15, 2006. The disclosures are required for annual and interim financial statements for each period for which an income statement is presented. We adopted this Issue effective February 1, 2007. This Issue did not have a significant impact on our consolidated results of operations or financial position.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted this Interpretation effective February 1, 2007. See Note 10 of notes to our unaudited condensed consolidated financial statements included elsewhere in this report for further information regarding this standard and the impact of its adoption on our results of consolidated operations or financial position.

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

For purposes of the six months ended July 31, 2006 discussed herein, we have aggregated the Predecessor period from February 1, 2006 through March 9, 2006 and the Successor period from March 10, 2006 through July 31, 2006, without further adjustment. The supplemental aggregate disclosures and discussions are not in accordance with, or an alternative for, generally accepted accounting principles, and are provided solely for the purpose of providing additional supplemental information when comparing the Predecessor period from February 1, 2006 through March 9, 2006 plus the Successor period from March 10, 2006 through July 31, 2006 to the Successor six month period ended July 31, 2007.

The following table sets forth our results of operations expressed as a percentage of total revenue. These operating results for the periods presented are not necessarily indicative of the results for the full fiscal year or any other period.

	Successor			Predecessor	Successor
				Six Months Ended July 31, 2006
				For the Period From February 1, 2006 to March 9, 2006	For the Period From March 10, 2006 to July 31, 2006
	Three Months Ended July 31,		Six Months Ended July 31, 2007
	2007	2006
Revenue:
Software licenses	30%	32%	25%	14%	33%
Maintenance	57%	54%	60%	71%	52%
Professional services	13%	14%	15%	15%	15%

Total revenue	100%	100%	100%	100%	100%

Cost of revenue:
Software licenses	1%	1%	1%	1%	1%
Maintenance	6%	6%	6%	7%	6%
Professional services	12%	14%	13%	16%	14%
Amortization of acquired technology	13%	14%	14%	9%	14%

Total cost of revenue	32%	35%	34%	33%	35%

Gross profit	68%	65%	66%	67%	65%

Operating expenses:
Sales and marketing	28%	31%	29%	33%	30%
Research and development	15%	15%	16%	18%	15%
General and administrative	9%	10%	9%	9%	10%
Amortization of intangible assets	13%	16%	14%	5%	15%
Acquired in-process research and development	—	—	—	—	4%
Restructuring, acquisition and other charges	1%	1%	1%	162%	1%

Total operating expenses	66%	73%	69%	227%	75%

Operating income (loss)	2%	(8)%	(3)%	(160)%	(10)%
Interest income	1%	1%	0%	4%	2%
Interest expense	(18)%	(21)%	(19)%	(2)%	(21)%
Change in fair value of derivative instrument	—	(1)%	—	—	(1)%
Amortization of debt issuance costs	—	(1)%	—	(10)%	(1)%

Loss before income taxes	(15)%	(30)%	(22)%	(168)%	(31)%
Income tax benefit	(6)%	(11)%	(10)%	(43)%	(11)%

Net loss	(9)%	(19)%	(12)%	(125)%	(20)%

Revenue

We derive revenue from software licenses, maintenance and professional services. Our total revenue increased $8.2 million, or 14%, to $67.4 million in the fiscal quarter ended July 31, 2007 from $59.2 million in the same quarter a year ago. For the fiscal six months ended July 31, 2007, total revenue increased $11.6 million, or 10%, to $125.7 million from $114.1 million in the same six months a year ago.

The following table summarizes software licenses, maintenance and professional services revenues for the periods indicated (in thousands, except percentages):

						Predecessor	Successor
	Successor				Successor	Six Months Ended July 31, 2006		Aggregate
	Three Months Ended July 31,		Increase (Decrease)		Six Months Ended July 31, 2007	For the Period From February 1, 2006 to March 9, 2006	For the Period From March 10, 2006 to July 31, 2006	Six Months Ended July 31, 2006	Increase (Decrease)
	2007	2006	In Dollars	In %					In Dollars	In %
Revenue:
Software licenses	$19,915	$18,742	$1,173	6%	$32,212	$2,847	$31,143	$33,990	$(1,778)	(5)%
Maintenance	38,367	31,821	6,546	21%	75,087	13,989	49,241	63,230	11,857	19%
Professional services	9,116	8,659	457	5%	18,398	2,872	14,005	16,877	1,521	9%

Total revenue	$67,398	$59,222	$8,176	14%	$125,697	$19,708	$94,389	$114,097	$11,600	10%

Software Licenses.    Software licenses revenue as a percentage of total revenue was 30% and 26% in the fiscal quarter and fiscal six months ended July 31, 2007, respectively, as compared to 32% and 30% in the same quarter and six months, respectively, a year ago. For the current fiscal quarter, when compared to the same quarter a year ago, the increase in software license revenue is predominantly due to increases in sales of ChangeMan ZMF licenses, and sales of our Mariner product from the Pacific Edge acquisition late in fiscal 2007. For the current fiscal six months, when compared to the same six months a year ago, the decrease in total software licenses revenue is a result of slower sales. Distributed systems products accounted for $12.4 million or 62% and $21.3 million or 66% of total software licenses revenue in the current fiscal quarter and fiscal six months ended July 31, 2007, respectively, as compared to $13.3 million or 71% and $24.5 million or 72% in the same quarter and six months, respectively, a year ago. We expect that our Dimensions, Professional and TeamTrack family of products will continue to account for a substantial portion of software license revenue in the future.

Maintenance.    Maintenance revenue as a percentage of total revenue was 57% and 60% in the fiscal quarter and fiscal six months ended July 31, 2007, respectively, as compared to 54% and 55% in the same quarter and six months, respectively, a year ago. For both the current fiscal quarter and fiscal six months, when compared to the same quarter and six months a year ago, the increase in maintenance revenue is due to the growth in installed software license base, as new licenses generally include one year of maintenance, maintenance price increases, and the reduced effect in the current periods of the maintenance revenue write-down to fair value recorded in connection with purchase accounting for the merger, and to a lesser extent, the Pacific Edge acquisition, totaling $0.6 million and $1.4 million in the fiscal quarter and fiscal six months ended July 31, 2007, respectively, as compared to a write-down of $4.7 million and $8.1 million in the same quarter and six months, respectively, a year ago, all partially offset by some maintenance cancellations. We expect maintenance revenue to grow in absolute dollars in the near term as maintenance contracts renew.

Professional Services.    Professional services revenue as a percentage of total revenue was 14% and 15% in the fiscal quarter and fiscal six months ended July 31, 2007, respectively, as compared to 15% in both the same quarter and six months a year ago. For both the current fiscal quarter and fiscal six months, when compared to the same quarter and six months a year ago, the increase is predominantly due to the continued improvement in our consulting business, fueled in part by continued increases in the number of large engagements. In general, professional services revenue is attributable to consulting opportunities resulting from our installed customer base and our expanded consulting service capabilities. We expect professional services revenue to grow slightly in absolute dollars in the near term.

Cost of Revenue

Cost of revenue, which consists of cost of software licenses, cost of maintenance, cost of professional services and amortization of acquired technology, was 32% and 34% of total revenue in the fiscal quarter and fiscal six months ended July 31, 2007, respectively, as compared to 35% and 34% in the same quarter and six months, respectively, a year ago.

The following table summarizes cost of revenue for the periods indicated (in thousands, except percentages):

						Predecessor	Successor
	Successor				Successor	Six Months Ended July 31, 2006		Aggregate
	Three Months Ended July 31,		Increase (Decrease)		Six Months Ended July 31, 2007	For the Period From February 1, 2006 to March 9, 2006	For the Period From March 10, 2006 to July 31, 2006	Six Months Ended July 31, 2006
									Increase (Decrease)
	2007	2006	In Dollars	In %					In Dollars	In %
Cost of revenue:
Software licenses	$554	$647	$(93)	(14)%	$1,123	$238	$1,099	$1,337	$(214)	(16)%
Maintenance	3,802	3,412	390	11%	7,449	1,375	5,219	6,594	855	13%
Professional services	8,313	8,178	135	2%	16,727	3,035	12,804	15,839	888	6%
Amortization of acquired technology	8,804	8,589	215	3%	17,608	1,786	13,471	15,257	2,351	15%

Total cost of revenue	$21,473	$20,826	$647	3%	$42,907	$6,434	$32,593	$39,027	$3,880	10%

Percentage of total revenue	32%	35%			34%	33%	35%	34%

Software Licenses.    Cost of software licenses consists principally of fees associated with integrating third party technology into our Professional and Dimensions distributed systems products and, to a lesser extent, salaries, bonuses and other costs associated with our product release group. Cost of software licenses as a percentage of total software licenses revenue was 3% and 4% in the fiscal quarter and fiscal six months ended July 31, 2007, respectively, as compared to 4% in both the same quarter and six months a year ago. For both the current fiscal quarter and fiscal six months, when compared to the same quarter and six months a year ago, the decrease in absolute dollars was primarily due to the decrease in sales of our distributed systems licenses containing fees associated with integrating third party technology.

Maintenance.    Cost of maintenance consists primarily of salaries, bonuses and other costs associated with our customer support organization. Cost of maintenance as a percentage of total maintenance revenue was 10% in both the fiscal quarter and fiscal six months ended July 31, 2007, as compared to 11% and 10% in the same quarter and six months, respectively, a year ago. For both the current fiscal quarter and fiscal six months, when compared to the same quarter and six months a year ago, in absolute dollar terms, the increase in cost of maintenance was primarily attributable to increases in expenses associated with our customer support group resulting from the growth in both our maintenance revenue and installed customer base, partially offset by decreases in stock-based compensation costs.

Professional Services.    Cost of professional services consists of salaries, bonuses and other costs associated with supporting and growing our professional services organization. Cost of professional services as a percentage of total professional services revenue was 91% in both the fiscal quarter and fiscal six months ended

July 31, 2007, as compared to 94% in both the same quarter and six months a year ago. For the current fiscal quarter, when compared to the same quarter a year ago, the increase in the cost of professional services in absolute dollars was predominantly due to increases in expenses to support higher professional services revenue, offset in part by a decrease in stock-based compensation expense. For the current fiscal six months, when compared to the same six months a year ago, the increase in the cost of professional services in absolute dollars was predominantly due to increases in expenses to support higher professional services revenue and an increase in stock-based compensation expense. As a percentage of total professional services revenue, the decrease in both the fiscal quarter and fiscal six months ended July 31, 2007, when compared to the same quarter and six months a year ago, was the result of the rate of growth in costs associated with our professional services organizations being less than the rate of growth in professional services revenue.

Amortization of Acquired Technology.    In connection with our merger in March 2006, and to a lesser extent, two small technology acquisitions in March 2006 and October 2006, we recorded $178.2 million in acquired technology, reduced by amortization totaling $53.8 million as of July 31, 2007. For the fiscal quarter ended July 31, 2007, when compared to the same quarter a year ago, the increase in amortization expense was predominantly due to the acquired technology recorded in connection with Pacific Edge acquisition late in fiscal 2007. For the fiscal six months ended July 31, 2007, when compared to the same six months a year ago, the increase in amortization expense was predominantly due to the acquired technology recorded in connection with the merger, and to a lesser extent, the Pacific Edge acquisition late in fiscal 2007. We expect to record $8.8 million in amortization expense in each of the remaining two quarters of fiscal 2008 and quarterly thereafter for approximately the following three fiscal years.

Operating Expenses

The following table summarizes operating expenses for the periods indicated (in thousands, except percentages):

						Predecessor	Successor
	Successor				Successor	Six Months Ended July 31, 2006		Aggregate
	Three Months Ended July 31,		Increase (Decrease)		Six Months Ended July 31, 2007	For the Period From February 1, 2006 to March 9, 2006	For the Period From March 10, 2006 to July 31, 2006	Six Months Ended July 31, 2006	Increase (Decrease)

	2007	2006	In Dollars	In %					In Dollars	In %
Operating expenses:
Sales and marketing	$18,648	$18,450	$198	1%	$36,380	$6,520	$28,492	$35,012	$1,368	4%
Research and development	9,929	9,026	903	10%	19,745	3,555	14,136	17,691	2,054	12%
General and administrative	5,886	6,082	(196)	(3)%	11,403	1,806	9,734	11,540	(137)	(1)%
Amortization of intangible assets	9,203	9,075	128	1%	18,406	1,098	14,247	15,345	3,061	20%
Acquired in-process research and development	—	—	—	—	—	—	4,100	4,100	(4,100)	(100)%
Restructuring, acquisition and other charges	817	495	322	65%	1,248	31,916	601	32,517	(31,269)	(96)%

Total operating expenses	$44,483	$43,128	$1,355	3%	$87,182	$44,895	$71,310	$116,205	$(29,023)	(25)%

Percentage of total revenue	66%	73%			69%	227%	75%	102%

Sales and Marketing.    Sales and marketing expenses consist primarily of salaries, commissions and bonuses, payroll taxes and employee benefits as well as travel, entertainment and marketing expenses. Sales and marketing expenses as a percentage of total revenue were 28% and 29% in the fiscal quarter and fiscal six months ended July 31, 2007, respectively, as compared to 31% in both the same quarter and six months a year ago. For both the fiscal quarter and fiscal six months ended July 31, 2007, when compared to the same quarter and six months a year ago, in absolute dollars the increase was the result of the expansion of our direct sales and marketing organizations to support license revenue growth, all partially offset by decreases in stock-based compensation expenses. In absolute dollars, we expect sales and marketing expenses to increase as we continue to hire additional sales and marketing personnel, market our distributed systems products and undertake additional marketing programs.

Research and Development.    Research and development expenses consist primarily of salaries, bonuses, payroll taxes, employee benefits and costs attributable to research and development activities. Research and development expenses as a percentage of total revenue were 15% in both the fiscal quarter ended July 31, 2007 and the same quarter a year ago, and 16% in both the fiscal six months ended July 31, 2007 and the same six months a year ago. For both the fiscal quarter and fiscal six months ended July 31, 2007, when compared to the same quarter and six months a year ago, the increase in research and development expenses in absolute dollars is primarily attributable to increased costs generally associated with the expansion of our research and development efforts to enhance existing products and develop our distributed systems products, all partially offset by a decrease in stock-based compensation expense. We expect research and development expenses to increase, both in absolute dollars and as a percentage of total revenue, as we localize our products and hire additional research and development personnel primarily to develop our distributed systems product suite.

General and Administrative.    General and administrative expenses consist primarily of salaries, bonuses, payroll taxes, benefits and certain non-allocable administrative costs, including legal and accounting fees and bad debt. General and administrative expenses as a percentage of total revenue were 9% in both the fiscal quarter and fiscal six months ended July 31, 2007, as compared to 10% in both the same quarter and six months a year ago. For both the fiscal quarter and fiscal six months ended July 31, 2007, when compared to the same quarter and six months a year ago, general and administrative expenses in absolute dollars decreased slightly primarily due to a decrease in stock-based compensation expense, partially offset by general growth in our general and administrative infrastructure. We expect general and administrative expenses to increase in absolute dollars as we expand our infrastructure and our operations in the future.

Amortization of Intangible Assets.    In connection with our merger in March 2006, and to a lesser extent, two small technology acquisitions in March 2006 and October 2006, we recorded $293.2 million in identifiable intangible assets, reduced by amortization totaling $50.9 million as of July 31, 2007. For the fiscal quarter ended July 31, 2007, when compared to the same quarter a year ago, the increase in amortization expense was predominantly due to the identifiable intangible assets recorded in connection with the Pacific Edge acquisition late in fiscal 2007. For the fiscal six months ended July 31, 2007, when compared to the same six months a year ago, the increase in amortization expense was predominantly due to the identifiable intangible assets recorded in connection with the merger, and to a lesser extent, the Pacific Edge acquisition late in fiscal 2007. We expect to record $9.2 million in amortization expense in each of the remaining two quarters of fiscal year 2008 and quarterly thereafter for approximately the following three fiscal years.

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

Other Income (Expense)

The following table summarizes other income (expense) for the periods indicated (in thousands, except percentages):

						Predecessor	Successor
	Successor				Successor	Six Months Ended July 31, 2006		Aggregate
	Three Months Ended July 31,		Change		Six Months Ended July 31, 2007	For the Period From February 1, 2006 to March 9, 2006	For the Period From March 10, 2006 to July 31, 2006	Six Months Ended July 31, 2006	Change
	2007	2006	In Dollars	In %					In Dollars	In %
Other income (expense):
Interest income	$476	$598	$(122)	(20)%	$842	$856	$2,185	$3,041	$(2,199)	(72)%
Interest expense	(11,960)	(12,515)	555	(4)%	(23,629)	(355)	(19,880)	(20,235)	(3,394)	17%
Change in the fair value of derivative instrument	811	(574)	1,385	(241)%	(453)	—	(574)	(574)	121	(21)%
Amortization of debt issuance costs	(354)	(450)	96	(21)%	(381)	(1,931)	(732)	(2,663)	2,282	(86)%

Total other income (expense)	$(11,027)	$(12,941)	$1,914	(15)%	$(23,621)	$(1,430)	$(19,001)	$(20,431)	$(3,190)	16%

Percentage of total revenue	(16)%	(22)%			(19)%	(7)%	(20)%	(18)%

Interest Income.    For the fiscal six months ended July 31, 2007, when compared to the same six months a year ago, and to a lesser extent for the fiscal quarter ended July 31, 2007, when compared to the same quarter a year ago, the dollar decrease in interest income is predominantly due to decreases in balances on interest-bearing accounts, such as cash and cash equivalents, and both short and long-term investments, resulting from the merger in which we paid approximately $826 million in cash in the first fiscal quarter ended April 30, 2006, and an additional $55.0 million in cash and $23.7 million in cash in principal and interest payments, respectively, all partially offset by increases in cash balances resulting from the accumulation of earnings and higher yields.

Interest Expense.    For the fiscal quarter ended July 31, 2007, when compared to the same quarter a year ago, the dollar decrease in interest expense is predominantly due to the decreases in the total outstanding debt from the $55.0 million in principal payments on the debt associated with the merger which accrued interest beginning on March 10, 2006. For the fiscal six months ended July 31, 2007, when compared to the same six months a year ago, the dollar increase in interest expense is predominantly due to the debt associated with the merger which accrued interest beginning on March 10, 2006. See Notes 2 and 9 of notes to our unaudited condensed consolidated financial statements included elsewhere in this report for additional information related to the merger with Spyglass Merger Corp. and related debt.

Change in the Fair Value of Derivative Instrument.    We use an interest rate swap as part of our interest rate risk management strategy. In the second fiscal quarter ended July 31, 2006, we entered into an interest rate swap transaction to effectively convert the variable interest rate on a portion of the $400.0 million senior secured term loan to a fixed rate. The swap, which expires on April 10, 2010, is recorded on the consolidated balance sheet at fair value in accordance with SFAS 133. The swap has not been designated as a hedge, and accordingly, changes in the fair value of the derivative are recognized in the statement of operations. The notional amount of the swap is $250.0 million initially and amortizes down over time to $126.0 million at the time the swap transaction expires on April 10, 2010. Under the terms of the swap, we will pay an interest rate equal to the initial period LIBOR setting rate, set in arrears. In exchange, we will receive a fixed rate equal to 5.38%. In the fiscal quarter and fiscal six months ended July 31, 2007, we recorded a gain of $0.8 million and an expense of $0.5 million, respectively, related to the changes in the fair value of the derivative, as compared to an expense of $0.6 million in both the same quarter and six months a year ago.

Amortization of Debt Issuance Costs.    In connection with the merger, we recorded $16.1 million in debt issuance costs, reduced by amortization totaling $3.9 million as of July 31, 2007. We expect to record $0.3 million per quarter in amortization expense over each of the remaining two quarters of fiscal year 2008 and quarterly thereafter for approximately the following six fiscal years.

Income Tax Benefit

The following table summarizes income tax (benefit) expense for the periods indicated (in thousands, except percentages):

						Predecessor	Successor
	Successor				Successor	Six Months Ended July 31, 2006		Aggregate
	Three Months Ended July 31,		Change		Six Months Ended July 31, 2007	For the Period From February 1, 2006 to March 9, 2006	For the Period From March 10, 2006 to July 31, 2006	Six Months Ended July 31, 2006	Change
	2007	2006	In Dollars	In %					In Dollars	In %
Income tax (benefit) expense	$(3,601)	$(6,627)	$3,026	(46)%	$(12,999)	$(8,335)	$(10,091)	$(18,426)	$5,427	(29)%

Percentage of total revenue	(6)%	(11)%			(10)%	(43)%	(11)%	(16)%

Income Tax Benefit.    Income tax benefit was $3.6 million and $13.0 million in the fiscal quarter and fiscal six months ended July 31, 2007, respectively, as compared to $6.6 million and $18.4 million in the same quarter and six months, respectively, a year ago. Our projected effective income tax benefit rate for fiscal 2008 is 46%. Our effective income tax benefit rate for fiscal 2007 was 37%. Our effective income tax benefit rate is greater than the statutory rate due to the United States research and experimentation tax credit, foreign tax credits and the domestic production deduction. See Note 10 of notes to our condensed consolidated financial statements included elsewhere in this report for further information regarding income taxes and the impact of our adoption of FIN48 on our consolidated results of operations and financial position. See Note 1 of notes to our condensed consolidated financial statements included elsewhere in this report for further information regarding the correction of an immaterial error to the income tax benefit.

Liquidity and Capital Resources

Cash, Cash Equivalents and Investments.    Since our inception, we have financed our operations and met our capital expenditure requirements through cash flows from operations. As of July 31, 2007, we had $50.2 million in cash and cash equivalents.

Net Cash Provided by Operating Activities.    Cash flows provided by operating activities were $14.4 million and $26.0 million in the fiscal six months ended July 31, 2007 and the same six months a year ago, respectively. In the fiscal six months ended July 31, 2007, our cash flows provided by operating activities exceeded net loss principally due to the inclusion of non-cash expenses in net loss and a decrease in accounts receivable, all partially offset by interest payments made on the term credit facility and subordinated notes, a decrease in accrued expenses and cash collections in advance of revenue recognition for maintenance contracts. In the fiscal six months ended July 31, 2006, our cash flows provided by operating activities exceeded net loss principally due the inclusion of non-cash expenses in net loss, a decrease in accounts receivable, an increase in accrued expenses and cash collections in advance of revenue recognition for maintenance contracts, all partially offset by acquisition, restructure and other charges paid related to acquisitions, and a decrease in income taxes payable.

Net Cash Used in Investing Activities.    Net cash used in investing activities was $2.1 million and $750.2 million in the fiscal six months ended July 31, 2007 and the same six months a year ago, respectively. In the fiscal six months ended July 31, 2007, net cash used in investing activities related to the purchase of computer equipment and office furniture and equipment totaling $1.9 million, and acquisition related costs paid in connection with our acquisition of Data Scientific Corp. totaling $0.3 million. In the fiscal six months ended July 31, 2006, net cash used in investing activities related to cash paid in the merger and other acquisitions, including direct transaction costs, totaling $850.5 million, and the purchase of computer equipment and office furniture and equipment totaling $1.7 million, all partially offset by sales of short and long-term investments totaling $98.7 million and sales of restricted investments totaling $3.3 million.

Net Cash (Used in) Provided by Financing Activities.    Net cash used in financing activities was $30.2 million in the fiscal six months ended July 31, 2007, and net cash provided by financing activities was $658.4 million in the same six months a year ago. In the fiscal six months ended July 31, 2007, net cash used in financing activities principally related to a principal payment made on the term credit facility totaling $30.0 million and repurchases of option rights under the employee stock option plan totaling $0.2 million. In the fiscal quarter ended July 31, 2006, net cash provided by financing activities was related to our incurring debt to finance the merger in the form of a senior secured term loan and senior subordinated notes totaling $400.0 million and $200.0 million, respectively, equity contributions from Silver Lake investors and management totaling $335.8 million, and to a lesser extent, the exercise of stock options under our employee stock option plan totaling $1.1 million, all partially offset by the payment of convertible subordinated notes including the conversion premium totaling $237.9 million, a principal payment made on the term credit facility totaling $25.0 million and debt issuance costs paid totaling $15.6 million.

Contractual Obligations and Commitments

As a result of the acquisition transactions, we became highly leveraged. As of July 31, 2007, we had outstanding $545.0 million in aggregate indebtedness, with an additional $75.0 million of borrowing capacity available under our new revolving credit facility. Our liquidity requirements are significant, primarily due to debt service requirements. Our cash interest expense for the fiscal quarter and fiscal six months ended July 31, 2007 was $12.0 million and $23.7 million, respectively, as compared to $12.5 million and $20.2 million in the same quarter and six months, respectively, a year ago.

We believe that current cash and cash equivalents, and cash flows from operations will satisfy our working capital and capital expenditure requirements through the fiscal year ending January 31, 2008. At some point in the future, we may require additional funds for either operating or strategic purposes and may seek to raise the additional funds through public or private debt or equity financing. If we are required to seek additional financing in the future, there is no assurance that this additional financing will be available or, if available, will be on reasonable terms and not legally or structurally senior to or on parity with the notes.

The following is a summary of our various contractual commitments, including non-cancelable operating lease agreements for office space that expire between calendar years 2007 and 2013. All periods start from August 1, 2007.

	Successor
	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
	(in thousands)
Operating lease obligations	$12,249	$4,472	$5,742	$2,035	$—
Restructuring-related operating lease obligations	1,105	521	284	225	75
Senior secured term loan	345,000	—	—	—	345,000
Senior subordinated notes	200,000	—	—	—	200,000
Scheduled interest on debt(1)	325,253	47,311	94,621	93,918	89,403

	$883,607	$52,304	$100,647	$96,178	$634,478

(1)

Scheduled interest on debt is calculated through the instruments due date and assumes no principal paydowns or borrowings. Scheduled interest on debt includes the seven year senior secured term loan due

March 10, 2013 at an annual rate of 7.59%, which is the rate in effect as of July 10, 2007, the six year term credit facility due March 10, 2012 at the stated annual rate of 0.5%, and the ten year senior subordinated notes due March 15, 2016 at the stated annual rate of 10.375%.

Accounts Receivable and Deferred Revenue.    At July 31, 2007, we had accounts receivable, net of allowances, of $28.0 million and total deferred revenue of $74.8 million.

Acquisitions.    The aggregate amount of cash paid relating to acquisitions during the fiscal six months ended July 31, 2007 was approximately $0.3 million and related to our acquisition of Data Scientific Corp. in March 2006, net of cash received. See Notes 2 and 5 of notes to our unaudited condensed consolidated financial statements included elsewhere in this report for additional information related to acquisition related activities that have affected our liquidity.

Off-Balance Sheet Arrangements.    As part of our ongoing operations, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of July 31, 2007, we were not involved in any unconsolidated SPE transactions.

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

Interest Rates and Fees.    The $400.0 million term loan, of which $345.0 million was outstanding as of July 31, 2007, bears interest at a rate equal to three-month LIBOR plus 2.25%. That rate was 7.59% as of July 10, 2007. Generally, the loans under the senior secured credit agreement bear interest, at the option of the borrower, at the following:

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

After our delivery of financial statements and a computation of the maximum ratio of total debt (defined in the senior secured credit agreement) to trailing four quarters of EBITDA (defined in the senior secured credit agreement), or “total leverage ratio,” the applicable margins and the commitment fee will be subject to a grid based on the most recent total leverage ratio and to be agreed upon by the issuer and the lenders.

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

In the fiscal quarter ended July 31, 2006, we made a $25 million principal payment on the $400 million senior secured term loan. In the fiscal quarter ended April 30, 2007, we made a $30 million principal payment on the $400 million senior secured term loan.

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

In addition, under our senior secured credit agreement, we are required to satisfy and maintain specified financial ratios and other financial condition tests, including a minimum interest coverage ratio and a maximum total leverage ratio. We were in compliance with all of the covenants under the secured credit agreement and indenture as of July 31, 2007. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet those ratios and tests in the future. A breach of any of these covenants would result in a default (which, if not cured, could mature into an event of default) and in certain cases an immediate event of default under our senior secured credit agreement. Upon the occurrence of an event of default under our senior secured credit agreement, all amounts outstanding under our senior secured credit agreement could be declared to be (or could automatically become) immediately due and payable and all commitments to extend further credit could be terminated.

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

	Successor			Predecessor	Successor
				Six Months Ended July 31, 2006
	Three Months Ended July 31, 2007	Three Months Ended July 31, 2006	Six Months Ended July 31, 2007	For the Period From February 1, 2006 to March 9, 2006	For the Period From March 10, 2006 to July 31, 2006
Net (loss)(1)	$(5,984)	$(11,046)	$(15,014)	$(24,716)	$(18,424)
Interest expense (income), net(2)	11,027	12,941	23,621	1,430	19,001
Income tax benefit	(3,601)	(6,627)	(12,999)	(8,335)	(10,091)
Depreciation and amortization expense(3)	21,112	22,716	42,555	3,457	35,161
Acquired in-process research and development	—	—	—	—	4,100

EBITDA	22,554	17,984	38,163	(28,164)	29,747
Deferred maintenance writedown(1)	634	4,690	1,418	77	7,986
Restructuring, acquisition and other charges	817	495	1,248	31,916	601

Adjusted EBITDA(1)	$24,005	$23,169	$40,829	$3,829	$38,334

(1)

Net loss for the periods presented includes the effect of the deferred maintenance write down associated with both Serena’s acquisition of Merant in the first quarter of fiscal year 2005, the merger in the first quarter of fiscal 2007, and the Pacific Edge acquisition in the third quarter of fiscal 2007. This maintenance revenue is added back in calculating Adjusted EBITDA for purposes of the indenture governing the senior subordinated notes and the senior secured credit agreement.

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

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

We do not use derivative financial instruments in our investment portfolio and have no foreign exchange contracts. Our financial instruments consist of cash and cash equivalents, trade accounts receivable and accounts payable. We consider investments in highly liquid instruments purchased with an original maturity of 90 days or less to be cash equivalents. All of our cash equivalents principally consist of commercial paper and debt securities, and are classified as available-for-sale as of July 31, 2007. Our exposure to market risk for changes in interest rates relates primarily to our short-term investments and short-term obligations; thus, a hypothetical 10% fluctuation in interest rates would not have a material impact on the fair value of these securities.

Sales to customers located in foreign countries accounted for approximately 36% and 35% of total sales in the fiscal quarter and fiscal six months ended July 31, 2007, respectively. Because we invoice certain foreign sales in currencies other than the United States dollar, predominantly the British pound sterling and euro, and do not hedge these transactions, fluctuations in exchange rates could adversely affect the translated results of operations of our foreign subsidiaries. Therefore, foreign exchange fluctuations could create a risk of significant balance sheet gains or losses on our consolidated financial statements. However, given our foreign subsidiaries’ net book values as of July 31, 2007 and net cash flows for the most recent fiscal six months ended July 31, 2007, we do not believe that a hypothetical 10% fluctuation in foreign currency exchange rates would have a material impact on our financial position or results of operations.

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

ITEM 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures.    Our Chief Executive Officer and Chief Financial Officer, with the assistance of senior management personnel, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of July 31, 2007. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual and quarterly reports filed under the Exchange Act. Based on this evaluation, and subject to the limitations described below, our Chief Executive Officer and our Chief Financial Officer have concluded that, as a result of the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of July 31, 2007.

Material Weakness in Internal Control over Financial Reporting.    As described in Item 9A of our Annual Report on Form 10-K/A for the fiscal year ended January 31, 2007, we identified various misclassifications and errors in our consolidated statements of cash flows for fiscal years ended January 31, 2005, 2006 and 2007, consolidated balance sheet as of January 31, 2006 and consolidated statement of operations for the period February 1, 2006 to March 9, 2006. We determined that these misclassifications and errors were the result of a material weakness in our internal control over financial reporting as of January 31, 2007, specifically with regard to the technical review procedures related to non-routine items in our consolidated financial statements. This determination was based on the definition of a material weakness as a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of a company’s annual or interim financial statements would not be prevented or detected by company personnel in the normal course of performing their assigned functions.

Changes in Internal Control over Financial Reporting.    During the second quarter ended July 31, 2007, we reviewed and conducted training regarding the non-routine items that were misclassified as described above and implemented checklists and enhanced review procedures specifically relating to the consolidated statements of cash flows. Management believes these steps will effectively remediate the material weakness as described in Item 9A of the Annual Report on Form 10-K/A for the fiscal year ended January 31, 2007. Other than the foregoing, there were no changes in our internal control over financial reporting during the quarter ended July 31, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

ITEM 1.    Legal Proceedings

Information with respect to this Item may be found in Note 12 of notes to our unaudited condensed consolidated financial statements in Part I, Item I of this quarterly report, which information is incorporated into this Item 1 by reference.

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

Not Applicable

ITEM 3.    Defaults Upon Senior Securities

Not Applicable

ITEM 4.    Submission of Matters to a Vote of Security Holders

Not Applicable

ITEM 5.    Other Information

Not Applicable

ITEM 6.    Exhibits

(a) Exhibits

Exhibit No.	Exhibit Description

10.01*†	Separation Agreement between Serena Software, Inc. and Matthew DiMaria dated May 23, 2007

10.02*†	Employment Agreement between Serena Software, Inc. and Rene Bonvanie dated May 31, 2007

10.03*†	FY 2008 Executive Annual Incentive Plan (Amended and Restated)

31.01†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01‡	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02‡	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or compensatory plan or arrangement.
†	Exhibit is filed herewith.
‡	Exhibit is furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERENA SOFTWARE, INC.

By:	/s/ ROBERT I. PENDER, JR.
Robert I. Pender, Jr. Senior Vice President, Finance And Administration, Chief Financial Officer (Principal Financial And Accounting Officer)

Date: September 14, 2007

EXHIBIT INDEX

Exhibit No.	Exhibit Description
10.01*†	Separation Agreement between Serena Software, Inc. and Matthew DiMaria dated May 23, 2007

10.02*†	Employment Agreement between Serena Software, Inc. and Rene Bonvanie dated May 31, 2007

10.03*†	FY 2008 Executive Annual Incentive Plan (Amended and Restated)

31.01†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01‡	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02‡	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or compensatory plan or arrangement.
†	Exhibit is filed herewith.
‡	Exhibit is furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.