Form 10-Q
period 2007-10-31
SERENA SOFTWARE INC
filed 2007-12-17
CIK 1073967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2007

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

As of November 30, 2007, 98,549,945 shares of the Registrant’s common stock, $0.01 par value per share, were outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

SERENA SOFTWARE, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	October 31, 2007	January 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$48,336	$68,455
Short-term investments	—	12
Accounts receivable, net of allowance of $955 and $847 at October 31, 2007 and January 31, 2007, respectively	27,738	40,894
Deferred taxes, net	11,134	10,593
Prepaid expenses and other current assets	5,459	5,051

Total current assets	92,667	125,005
Property and equipment, net	7,383	6,931
Goodwill	801,395	801,770
Other intangible assets, net	348,665	402,688
Other assets	10,507	11,053

TOTAL ASSETS	$1,260,617	$1,347,447

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$30,000	$30,000
Accounts payable	2,821	2,268
Income taxes payable	15,581	11,828
Accrued expenses	19,215	30,264
Accrued interest on term loan and subordinated notes	5,129	9,910
Deferred revenue	60,094	61,642

Total current liabilities	132,840	145,912
Deferred revenue, net of current portion	9,591	16,759
Long-term liabilities	4,057	1,906
Deferred taxes	130,373	151,250
Term loan	315,000	345,000
Senior subordinated notes	200,000	200,000

Total liabilities	791,861	860,827

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized and no shares issued and outstanding at October 31, 2007 and January 31, 2007	—	—
Series A Preferred stock, $0.01 par value; 1 share authorized, issued and outstanding at October 31, 2007 and January 31, 2007	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 98,549,945 and 98,519,130 shares issued and outstanding at October 31, 2007 and January 31, 2007, respectively	985	985
Additional paid-in capital	513,018	508,414
Accumulated other comprehensive loss	(1,306)	(283)
Accumulated deficit	(43,941)	(22,496)

Total stockholders’ equity	468,756	486,620

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,260,617	$1,347,447

See accompanying notes to condensed consolidated financial statements.

SERENA SOFTWARE, INC.

Condensed Consolidated Statements of Operations

For the Three Months and Nine Months Ended October 31, 2007 and 2006

(In thousands)

(Unaudited)

	Successor			Predecessor	Successor
				Nine Months Ended October 31, 2006
	Three Months Ended October 31,		Nine Months Ended October 31, 2007	For the Period From February 1, 2006 to March 9, 2006	For the Period From March 10, 2006 to October 31, 2006
	2007	2006
Revenue:
Software licenses	$19,907	$22,018	$52,119	$2,847	$53,161
Maintenance	39,602	34,316	114,688	13,989	83,557
Professional services	8,948	8,326	27,347	2,872	22,331

Total revenue	68,457	64,660	194,154	19,708	159,049

Cost of revenue:
Software licenses	92	564	1,215	238	1,663
Maintenance	3,850	3,572	11,299	1,375	8,791
Professional services	8,333	7,878	25,059	3,035	20,682
Amortization of acquired technology	8,804	8,652	26,413	1,786	22,123

Total cost of revenue	21,079	20,666	63,986	6,434	53,259

Gross profit	47,378	43,994	130,168	13,274	105,790

Operating expenses:
Sales and marketing	19,830	19,211	56,210	6,520	47,703
Research and development	10,302	9,015	30,046	3,555	23,151
General and administrative	4,311	5,907	15,713	1,806	15,641
Amortization of intangible assets	9,203	9,091	27,610	1,098	23,338
Acquired in-process research and development	—	—	—	—	4,100
Restructuring, acquistion and other charges	428	587	1,677	31,916	1,188

Total operating expenses	44,074	43,811	131,256	44,895	115,121

Operating income (loss)	3,304	183	(1,088)	(31,621)	(9,331)
Interest income	516	462	1,358	856	2,647
Interest expense	(12,114)	(12,582)	(35,744)	(355)	(32,462)
Change in the fair value of derivative instrument	(1,757)	(2,028)	(2,210)	—	(2,602)
Amortization of debt issuance costs	(361)	(450)	(742)	(1,931)	(1,182)

Loss before income taxes	(10,412)	(14,415)	(38,426)	(33,051)	(42,930)
Income tax benefit	(3,983)	(5,163)	(16,981)	(8,335)	(15,254)

Net loss	$(6,429)	$(9,252)	$(21,445)	$(24,716)	$(27,676)

See accompanying notes to condensed consolidated financial statements.

SERENA SOFTWARE, INC.

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended October 31, 2007 and 2006

(In thousands)

(Unaudited)

	Successor	Predecessor	Successor
	Nine Months Ended October 31, 2007	Nine Months Ended October 31, 2006
		For the Period From February 1, 2006 to March 9, 2006	For the Period From March 10, 2006 to October 31, 2006
Cash flows from operating activities:
Net loss	$(21,445)	$(24,716)	$(27,676)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of long-lived assets	56,391	3,203	47,285
Deferred income taxes	(21,418)	(8,962)	(17,742)
Difference between interest expense on term credit facility and subordinated notes and interest paid	(4,781)	355	4,487
Interest rate swap	2,210	—	2,602
Amortization of debt issuance costs	742	1,931	1,182
Stock-based compensation	5,765	18,711	10,793
Acquired in-process research and development	—	—	4,100
Acquisition, restructure and other charges paid related to acquisitions	(1,581)	(1,059)	(13,743)
Changes in operating assets and liabilities:
Accounts receivable	13,156	2,328	4,488
Prepaid expenses and other assets	(587)	116	87
Accounts payable	553	(431)	(2,111)
Income taxes payable	3,753	627	(1,390)
Accrued expenses	(8,367)	12,237	(427)
Deferred revenue	(9,122)	1,736	7,891

Net cash provided by operating activities	15,269	6,076	19,826

Cash flows (used in) provided by investing activities:
Purchases of property and equipment	(2,837)	(221)	(2,616)
Cash paid in acquisitions, including direct transaction costs and net of cash received	(377)	(171)	(866,792)
Sales of short- and long-term investments	12	59,163	39,483
Sale of restricted investments	—	—	3,260

Net cash (used in) provided by investing activities	(3,202)	58,771	(826,665)

Cash flows (used in) provided by financing activities:
Exercise of stock options under employee stock option plan	90	1,067	—
Repurchase of option rights under employee stock option plan	(1,042)	—	—
Repurchase of common stock	(211)	—	—
Equity contributions from Silver Lake Partners and management	—	—	335,816
Debt issuance costs paid	—	—	(15,617)
Principal borrowings under the term credit facility and senior subordinated notes	—	—	600,000
Principal payments under the term credit facility and senior subordinated notes	(30,000)	—	(25,000)
Payment on convertible subordinated notes, including the conversion premium	—	—	(237,899)

Net cash (used in) provided by financing activities	(31,163)	1,067	657,300

Effect of exchange rate changes on cash	(1,023)	132	(338)

Net (decrease) increase in cash and cash equivalents	(20,119)	66,046	(149,877)
Cash and cash equivalents at beginning of period	68,455	121,306	187,352

Cash and cash equivalents at end of period	$48,336	$187,352	$37,475

Supplemental disclosures of cash flow information:
Income taxes paid, net of refunds	$1,007	$—	$3,848

Interest paid	$40,510	$—	$27,755

Non-cash investing and financing activity:
Consideration payable to shareholders in acquisitions	$263	$—	$1,645

Common stock issued in the Silver Lake Partners transaction, including estimated fair value of options assumed and fair value in excess of cash paid on the acceleration of options	$—	$—	$508,157

See accompanying notes to condensed consolidated financial statements.

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)	Description of Business and Summary of Significant Accounting Policies

Description of Business

Serena Software, Inc. (“Serena”, “we” or the “Company”) is the largest global independent software company focused solely on managing change across information technology, or IT, environments. Its products and services are used to manage and control change in mission critical technology and business process applications. Its software configuration management, business process management, helpdesk and requirements management solutions enable its customers to improve process consistency, enhance software integrity, mitigate risks, support regulatory compliance and boost productivity. The Company’s revenue is generated by software licenses, maintenance contracts and professional services. The Company’s software products are typically embedded within its customers’ IT environment, and are generally accompanied by renewable annual maintenance contracts.

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

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

In connection with the Merger, the Successor recorded $795.4 million in goodwill. The goodwill is not expected to be deductible for tax purposes. The primary factor that contributed to a purchase price that resulted in recognition of a significant amount of goodwill was the cash premium paid to public shareholders as a result of the large installed base that generates a profitable and steady maintenance stream and thereby allows the company to leverage the new equity investment. The primary reason for the Merger was to allow management to have a longer term outlook for business by taking the Company’s equity private.

In connection with the signing of the merger agreement, Spyglass and Silver Lake Management Company, L.L.C., or the manager, entered into a management agreement pursuant to which the manager will provide consulting and management advisory services to the Company. Silver Lake Management Company, L.L.C. is an affiliate of the Silver Lake investors. Pursuant to this agreement, the manager received a transaction fee in the amount of $10.0 million payable at completion of the acquisition transaction. Also pursuant to this agreement, the manager will receive an annual fee thereafter of $1.0 million, payable quarterly in advance, and fees as mutually agreed between the manager and the Company in connection with future financing, acquisition, disposition and change of control transactions involving the Company or its subsidiaries. The manager or its affiliates also received reimbursement for their out-of-pocket expenses incurred by them in connection with the acquisition transactions prior to the completion of the acquisition transactions and will receive reimbursements for their out-of-pocket expenses in connection with the provision of services pursuant to the management agreement. The management agreement also contains customary exculpation and indemnification provisions in favor of the manager and its affiliates. This agreement has a term of seven years, but may be terminated by either party earlier upon certain events, including an initial public offering of our common stock. In connection with any such early termination, the Company is required to pay certain fees to the manager.

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

Net tangible assets—The Predecessor’s tangible assets and liabilities as of March 10, 2006 were reviewed and adjusted in purchase accounting of the Successor to their fair value. Debt issuance costs totaling $3.7 million and accrued interest expense of $0.5 million both associated with the Predecessor’s $220 million of convertible subordinated notes that were converted in the Merger were fully expensed. The Predecessor’s $220 million of convertible subordinated notes were fair value adjusted to include the conversion premium totaling $17.9 million.

Deferred revenues—The Predecessor’s deferred revenue was derived primarily from maintenance and support contracts. We estimated our obligation related to the deferred revenue using the cost build-up approach. The cost build-up approach determines fair value by estimating the costs relating to fulfilling the obligation plus a normal profit margin. The sum of the costs and operating profit approximates the amount that we would be required to pay a third party to assume the support obligation. The estimated costs to fulfill the support obligation were based on the historical direct costs related to providing the support. As a result, we recorded an adjustment to reduce the Predecessor’s carrying value of deferred revenue by $15.0 million to $84.5 million, which represents our estimate of the fair value of the contractual obligations assumed by the Successor.

Other intangible assets—The amounts allocated were $165.8 million, $276.2 million and $14.2 million to acquired technology, customer contracts and relationships, and trademarks and trade names, respectively.

Acquired product rights include developed and core technology and patents. Developed technology relates to the Predecessor’s products across all of its product lines that have reached technological feasibility. Core technology and patents represent a combination of the Predecessor’s processes, patents and trade secrets developed through years of experience in design and development of its products. We amortize the fair value of the acquired product rights based on the pattern in which the economic benefits of the intangible asset will be consumed.

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

The Company acquired 100% of Pacific Edge’s outstanding common stock in acquiring all of its assets and assuming all of its liabilities. The total purchase price was $16.5 million and consisted of cash consideration of $16.0 million and acquisition costs of $0.5 million. The total allocation of purchase price to the fair value of tangible net assets assumed, intangible assets and goodwill was $1.2 million, $9.2 million and $9.7 million, respectively, all net of $3.6 million allocated to a deferred tax liability. The Company’s operating results on a pro forma basis giving effect to the Pacific Edge acquisition would not have differed materially from its historical operating results.

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(3)	Acquired In-Process Research and Development

As a result of the merger on March 10, 2006, the Successor recorded acquired in-process research and development totaling $4.1 million. Among the assets that were valued by the Successor were ChangeMan ZMF, ChangeMan DS/Dimensions and RTM, new versions of which were under development at the acquisition date, and as to which development has since been fully completed and delivered. These technologies then under development were valued on the premise of fair market value in continued use employing the income approach. This methodology is based on discounting to present value, at an appropriate risk-adjusted discount rate, both the expenditures to be made to complete the development efforts (excluding the efforts to be completed on the development efforts underway) and the operating cash flows which the applications are projected to generate, less a return on the assets necessary to generate the operating cash flows.

From these projected revenues, the Successor deducted costs of sales, operating costs (excluding costs associated with the efforts to be completed on the development efforts underway), royalties and taxes to determine net cash flows. The Successor estimated the percentage of completion of the development efforts for each application by comparing the estimated costs incurred and portions of the development accomplished through the acquisition date by the total estimated cost and total development effort of developing these same applications. This percentage was calculated for each application and was then applied to the net cash flows which each application was projected to generate. These net cash flows were then discounted to present values using appropriate risk-adjusted discount rates in order to arrive at discounted fair values for each application.

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

Effective February 1, 2006, the Company adopted the provisions of, and accounted for stock-based compensation in accordance with, the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123—revised 2004 (“SFAS 123R”), “Share-Based Payment” which replaced Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is typically measured at the grant date based on the fair value of the award over the requisite service period, which is the vesting period. The Company elected the modified-prospective method of adoption, under which prior periods are not revised for comparative purposes. The Company has elected the graded-vesting attribution method for

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

recognizing stock-based compensation expense over the requisite service period for each separately vesting tranche of awards as though the awards were, in substance, multiple awards. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro forma disclosures.

Restricted Stock Purchase Agreements

In connection with the consummation of the Merger, the Company had entered into restricted stock agreements, dated as of March 10, 2006, with each of Mr. Woodward, the Company’s former CEO, and Mr. Pender, the Company’s CFO. Pursuant to these agreements, Mr. Woodward was issued 604,800 shares of the Company’s common stock and Mr. Pender was issued 307,200 shares of the Company’s common stock. Mr. Woodward’s entire 604,800 shares of the Company’s common stock issued to him under his restricted stock purchase agreement were cancelled with his resignation from the Company on December 20, 2006. The award to Mr. Pender is unvested and subject to the executive’s continued employment with Serena through June 16, 2010. In addition, if Serena is subject to a “change in control” (as defined in the agreements) while the executive remains an employee of Serena, the remaining unvested shares will immediately vest in full. The restricted stock agreement also provides that Mr. Pender has the right to receive “gross-up payments” from Serena for excise taxes, if any, imposed under Section 4999 of the Internal Revenue Code by reason of payments or benefits made or provided to Mr. Pender as a result of any transaction consummated on or prior to April 1, 2006 under his restricted stock agreement and under any other plans, programs and arrangements of Serena.

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

As of October 31, 2007, a total of 13,515,536 shares of common stock were reserved for issuance upon the exercise of stock options and for the future grant of stock options or awards under the 2006 Plan.

The 2006 Plan does not include an evergreen provision to provide for automatic increases in the number of shares available for grant. Any increase in the number of shares available for grant under the 2006 Plan would require approval from the Company’s Board of Directors.

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The Predecessor’s Amended and Restated 1997 Stock Option and Incentive Plan (the “1997 Plan”), Amended and Restated 1999 Director Option Plan (the “1999 Director Plan”), and 1999 Employee Stock Purchase Plan (the “1999 Plan”) were all terminated concurrent with the completion of the Merger. All shares that remained available for future issuance under the 1997 Plan, the 1999 Director Plan and the 1999 Plan at the time of their termination were cancelled. No further options can be granted under the 1997 Plan, the 1999 Director Plan or the 1999 Plan.

“Roll Over” Options

In connection with the Merger, the management participants were permitted to elect to have the Successor in the merger assume some or all of the Serena stock options that they held immediately prior to the merger and that had an exercise price of less than $24.00 per share. The number of shares subject to these “roll over” options was adjusted to be the number of shares equal to the product of (1) the difference between $24.00 and the exercise price of the option and (2) the quotient of the total number of shares of Serena’s common stock subject to such option, divided by $3.75. The exercise price of these “roll over” options was adjusted to $1.25 per share. The “roll over” options are subject to terms of the original option agreements with Serena, except that in the event of a “change in control” of Serena (as defined in the 2006 Plan), the treatment of the “roll over” options upon such transaction will be determined in accordance with the terms of the 2006 Plan.

As of October 31, 2007, total unrecognized compensation costs related to unvested stock options and restricted stock awards was $13.2 million. Unvested stock options are expected to be recognized over a period of 4 to 5 years and restricted stock awards are expected to be recognized over a period of 4 years.

The fair value of each stock option grant under the stock option plans is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the three months and nine months ended October 31, 2007 and 2006.

	Successor For the Three Months Ended October 31, 2007	Successor For the Three Months Ended October 31, 2006
Expected life (in years)	4.0 to 5.0	6.0 to 6.5
Risk-free interest rate	4.0% to 4.2%	4.6%
Volatility	29% to 41%	55% to 63%

		Nine Months Ended October 31, 2006
	Successor For the Nine Months Ended October 31, 2007	Predecessor For the Period From February 1, 2006 to March 9, 2006	Successor For the Period From March 10, 2006 to October 31, 2006
Expected life (in years)	4.0 to 5.0	3.75	6.0 to 6.5
Risk-free interest rate	4.0% to 4.7%	4.8%	4.6%
Volatility	29% to 48%	50%	55% to 63%

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

General Stock Option Information

The following table sets forth the summary of option activity under our stock option programs for the nine months ended October 31, 2007:

	Options Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price
Balances as of January 31, 2007	4,958,687	10,905,267	$4.21
Granted	(4,055,000)	4,055,000	$5.15
Exercised	—	(305,854)	$1.73
Cancelled	652,472	(652,472)	$5.01

Balances as of October 31, 2007	1,556,159	14,001,941	$4.50

Information regarding the stock options outstanding at October 31, 2007 is summarized as follows:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.25	2,075,322	5.37 years	$1.25	2,075,322	$1.25
$5.00	6,841,164	8.26 years	$5.00	1,637,198	$5.00
$5.09	1,024,500	9.17 years	$5.09	12,625	$5.09
$5.15	4,055,000	9.58 years	$5.15	—	—
$8.40	5,955	5.59 years	$8.40	5,955	$8.40

	14,001,941	8.28 years	$4.50	3,731,100	$2.92

The aggregate intrinsic value of options outstanding and options exercisable as of October 31, 2007 was $9.2 million and $8.3 million, respectively.

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Stock-based compensation expense for the three months and nine months ended October 31, 2007 and 2006 is as follows (in thousands):

	Successor			Predecessor	Successor
				Nine Months Ended October 31, 2006
	Three Months Ended October 31,		Nine Months Ended October 31, 2007	For the Period From February 1, 2006 to March 9, 2006	For the Period From March 10, 2006 to October 31, 2006
	2007	2006
Cost of maintenance	$1	$139	$99	$1	$301
Cost of professional services	5	74	137	2	179

Stock-based compensation in cost of revenue	6	213	236	3	480

Sales and marketing	155	1,360	1,790	27	3,145
Research and development	117	603	891	12	1,428
General and administrative	510	2,353	2,848	212	5,740
Restructuring, acquisition and other charges(1)	—	—	—	18,457	—

Stock-based compensation in operating expenses	782	4,316	5,529	18,708	10,313

Total stock-based compensation	$788	$4,529	$5,765	$18,711	$10,793

(1)	Represents stock-based compensation expense from the acceleration of unvested stock options and unvested restricted stock resulting from the merger.

(5)	Acquisition-Related and Restructuring Charges and Accruals

The Successor’s total acquisition-related and restructuring accrual is predominantly associated with the Merger in March 2006 and the Predecessor’s acquisition of Merant in April 2004, and to a lesser extent, three smaller technology acquisitions in March 2005, March 2006 and October 2006.

With respect to the Merger in March 2006, the Successor recorded acquisition-related costs totaling $13.6 million, and employee severance and other restructuring costs totaling $0.6 million, accrued through purchase accounting. With the Merger, the major actions that comprised the employee severance plan included a company-wide review of the organization’s workforce and a notification to affected employees of the acquired entity. All such notifications occurred prior to the consummation of the Merger and the employee severance plan was essentially completed upon notification. All affected employees were terminated.

With respect to the Predecessor’s smaller technology acquisition in March 2005 and the Successor’s smaller technology acquisitions in March 2006 and October 2006, the companies recorded $0.1 million, $0.1 million and $0.5 million in legal and other acquisition-related costs, respectively.

In aggregate, the Successor did not accrue any costs associated with acquisition-related and restructuring activities during the nine months ended October 31, 2007, and paid $1.3 million in acquisition-related and restructuring charges in the nine months ended October 31, 2007. The nature of the acquisition-related and

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

restructuring charges and the amounts paid and accrued as of October 31, 2006 and 2007 are summarized as follows (in thousands):

	Severance, payroll taxes and other employee benefits	Facilities closures	Legal and other acquisition- related costs	Total acquisition- related and restructuring charges and accruals
Predecessor balances as of January 31, 2006	$500	$155	$2,739	$3,394
Activity during the Predecessor period from February 1, 2006 through March 9, 2006:
Accrued	553	—	13,006	13,559
Paid	(172)	(2)	(885)	(1,059)

Predecessor balances as of March 9, 2006	881	153	14,860	15,894
Activity during the Successor period from March 10, 2006 through October 31, 2006 after assuming the Predecessor’s March 9, 2006 balances:
Accrued	10	201	366	577
Paid	(545)	6	(13,077)	(13,616)
Adjustments(1)	—	—	(200)	(200)

Successor balances as of October 31, 2006	$346	$360	$1,949	$2,655

Successor balances as of January 31, 2007	$164	$314	$1,607	$2,085
Accrued	—	—	—	—
Paid	(118)	(271)	(906)	(1,295)
Adjustments(2)	(46)	341	(701)	(406)

Successor balances as of October 31, 2007	$—	$384	$—	$384

(1)	Purchase accounting adjustments recorded in the third fiscal quarter ended October 31, 2006 totaled $0.2 million and were the result of finalizing certain acquisition-related estimates associated with the Merger.
(2)	Purchase accounting adjustments recorded in the nine months ended October 31, 2007 totaled $0.4 million and were the result of finalizing certain acquisition-related estimates associated with the Merger, and to a lesser extent, finalizing certain acquisition-related estimates associated with the Merant and the smaller technology acquisitions.

Acquisition-related and restructuring accruals at October 31, 2006 and 2007 totaling $2.7 million and $0.4 million, respectively, are reflected in accrued expenses in the Company’s condensed consolidated balance sheets.

(6)	Goodwill and Other Intangible Assets

(a) Goodwill:

The Company accounts for goodwill and certain intangible assets after an acquisition is completed in accordance with SFAS No. 142. As such, goodwill and other indefinite life intangible assets are not amortized but instead are periodically tested for impairment. The annual impairment test required by SFAS No. 142 is performed in the fourth fiscal quarter each year. The Company has concluded that there were no indicators of impairment of goodwill as of October 31, 2007.

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The change in the carrying amount of goodwill for the nine months ended October 31, 2007 is as follows (in thousands):

Successor balance as of January 31, 2007	$801,770
Purchase accounting adjustments to goodwill recorded in the Merger	(206)
Purchase accounting adjustments to goodwill recorded in Pacific Edge acquisition	(169)

Successor balance as of October 31, 2007	$801,395

In the fiscal quarter ended April 30, 2007, the Company made adjustments to increase goodwill associated with the Merger totaling $0.2 million. These adjustments related to making fair value adjustments to certain deferred revenues acquired in the merger. In the fiscal quarters ended July 31, 2007 and October 31, 2007, the Company made adjustments to decrease goodwill associated with both the Merger totaling $0.4 million and the Pacific Edge acquisition totaling $0.2 million. These adjustments related to finalizing certain acquisition-related cost estimates.

(b) Other Intangible Assets:

Other intangible assets are comprised of the following (in thousands):

	Successor As of October 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Acquired technology	$178,186	$(62,571)	$115,615
Customer relationships	278,900	(57,212)	221,688
Trademark / Trade name portfolio	14,300	(2,938)	11,362

Total	$471,386	$(122,721)	$348,665

	Successor As of January 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Acquired technology	$178,186	$(36,158)	$142,028
Customer relationships	278,900	(30,950)	247,950
Trademark / Trade name portfolio	14,300	(1,590)	12,710

Total	$471,386	$(68,698)	$402,688

Estimated amortization expense:
For remaining three months of year ending January 31, 2008			$18,008
For year ending January 31, 2009			71,718
For year ending January 31, 2010			71,630
For year ending January 31, 2011			70,337
For year ending January 31, 2012			40,361
Thereafter			76,611

Total			$348,665

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

As of October 31, 2007, the weighted average remaining amortization period for acquired technology is 38 months and for trademark/trade name portfolio and customer relationships are 76 months. The total weighted average remaining amortization period for all identifiable intangible assets is 62 months. The aggregate amortization expense of acquired technology and other intangible assets was $18.0 million and $17.7 million in the three months ended October 31, 2007 and 2006, respectively, and $54.0 million and $48.3 million in the nine months ended October 31, 2007 and 2006, respectively. There were no impairment charges in the three month and nine month periods ended October 31, 2007 and 2006.

(7)	Comprehensive Loss

We report components of comprehensive loss in our annual consolidated statements of shareholders’ equity. Comprehensive loss consists of net loss, foreign currency translation adjustments and unrealized gains (losses) on marketable securities. Total comprehensive loss for the three months and nine months ended October 31, 2007 and 2006 is as follows (in thousands):

	Successor			Predecessor	Successor
				Nine Months Ended October 31, 2006
	Three Months Ended October 31,		Nine Months Ended October 31, 2007	For the Period From February 1, 2006 to March 9, 2006	For the Period From March 10, 2006 to October 31, 2006
	2007	2006
Comprehensive loss:
Net loss	$(6,429)	$(9,252)	$(21,445)	$(24,716)	$(27,676)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(694)	(255)	(1,023)	132	(338)
Unrealized gain (loss) on marketable securities, net of tax	—	15	—	—	(464)

Other comprehensive (loss) income	(694)	(240)	(1,023)	132	(802)

Total comprehensive loss	$(7,123)	$(9,492)	$(22,468)	$(24,584)	$(28,478)

(8)	Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments (as amended),” an amendment to SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, which permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. In addition, SFAS No. 155 establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation under the requirements of SFAS No. 133. This Statement was effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company adopted this Statement effective February 1, 2007. This Statement did not have a significant impact on the Company’s consolidated results of operations or financial position.

In June 2006, the FASB Emerging Issues Task Force issued EITF No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is,

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Gross Versus Net Presentation)”, which states that a company should disclose its accounting policy (i.e., gross or net presentation) regarding presentation of taxes within the scope of this Issue. If taxes included in gross revenues are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented. The consensus was effective for the first annual or interim reporting period beginning after December 15, 2006. The disclosures are required for annual and interim financial statements for each period for which an income statement is presented. The Company adopted this Issue effective February 1, 2007. This Issue did not have a significant impact on the Company’s consolidated results of operations or financial position.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities (as amended),” an amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities (as amended)”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain warranty and insurance contracts at fair value on a contract-by-contract basis. The Statement applies to all reporting entities, including not-for-profit organizations, and contains financial statement presentation and disclosure requirements for assets and liabilities reported at fair value as a consequence of the election. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted subject to certain conditions, however an early adopter must also adopt SFAS 157 at the same time. Based on the Company’s current evaluation of this Statement, the Company does not expect the adoption of SFAS No. 159 will have a significant impact on its consolidated results of operations or financial position.

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(9)	Debt

Debt as of October 31, 2007 and January 31, 2007 consists of the following (in thousands):

	Successor
	October 31, 2007	January 31, 2007
Senior secured term loan, due March 10, 2013, three-month LIBOR plus 2.00%	$345,000	$375,000
Senior subordinated notes, due March 15, 2016, 10.375%	200,000	200,000

Total long-term debt	545,000	575,000
Less current portion	(30,000)	(30,000)

Total long-term debt, less current portion	$515,000	$545,000

Senior Secured Credit Agreement

In connection with the consummation of the Merger, the Successor entered into a senior secured credit agreement pursuant to a debt commitment we obtained from affiliates of the initial purchasers of our senior subordinated notes (“the credit facility”).

General.    The borrower under the Credit Facility initially was Spyglass Merger Corp. and immediately following completion of the Merger became Serena. The Credit Facility provides for (1) a seven-year term loan in the amount of $400.0 million, which will amortize at a rate of 1.00% per year on a quarterly basis for the first six and three-quarters years after the closing date of the Merger, with the balance paid at maturity, and (2) a six-year revolving credit facility that permits loans in an aggregate amount of up to $75.0 million, which includes a letter of credit facility and a swing line facility. In addition, subject to certain terms and conditions, the Credit Facility provides for one or more uncommitted incremental term loan or revolving credit facilities in an aggregate amount not to exceed $150.0 million. Proceeds of the term loan on the initial borrowing date were used to partially finance the Merger, to refinance certain indebtedness of Serena and to pay fees and expenses incurred in connection with the Merger. Proceeds of the revolving Credit Facility and any incremental facilities will be used for working capital and general corporate purposes of the Successor Company and its subsidiaries.

In the quarter ended July 31, 2006, the Company made a $25 million principal payment on the $400 million senior secured term loan. In the quarter ended April 30, 2007, the Company made a $30 million principal payment on the $400 million senior secured term loan. Any principal amount that has been repaid or prepaid under the senior secured term loan may not be re-borrowed under the senior secured credit agreement.

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

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Debt Covenants

The subordinated notes and the Credit Facility contain various covenants including limitations on additional indebtedness, capital expenditures, restricted payments, the incurrence of liens, transactions with affiliates and sales of assets. In addition, the Credit Facility requires the Company to comply with certain financial covenants, including leverage and interest coverage ratios and capital expenditure limitations. The Company was in compliance with all of the covenants of the Credit Facility as of October 31, 2007.

Our senior secured credit agreement requires us to maintain a consolidated “Adjusted EBITDA” to consolidated interest expense ratio starting at a minimum of 1.35x for the one-quarter period ended July 31, 2006 and stepping up over time to 1.40x by the end of the fiscal year ended January 31, 2007, 1.60x by the end of the fiscal year ending January 31, 2008, 1.75x by the end of the fiscal year ending January 31, 2009 and 2.00x by the end of the fiscal year ending January 31, 2010. For further information regarding a description and definition of Adjusted EBITDA, see the Company’s Annual Report on Form 10-K/A for the fiscal year ended January 31, 2007 filed with the SEC on July 18, 2007, and specifically, Part II Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” Consolidated interest expense is defined in the senior secured credit agreement as consolidated cash interest expense less cash interest income and is further adjusted for certain non-cash interest expenses and other items. Beginning with the one-quarter period ended July 31, 2006, we are also required to maintain a consolidated total debt to consolidated Adjusted EBITDA ratio starting at a maximum of 7.75x and stepping down over time to 7.50x by the end of the fiscal year ended January 31, 2007, 6.75x by the end of the fiscal year ending January 31, 2008, 6.00x by the end of the fiscal year ending January 31, 2009, 5.50x by the end of the fiscal year ending January 31, 2010 and 5.00x by the end of the fiscal year ending January 31, 2011. Consolidated total debt is defined in the senior secured credit agreement as total debt other than certain indebtedness and is reduced by the amount of cash and cash equivalents on our consolidated balance sheet in excess of $5.0 million. As of October 31, 2007, our consolidated total debt was $501.7 million, consisting of total debt other than certain indebtedness totaling $545.0 million, net of cash and cash equivalents in excess of $5.0 million totaling $43.3 million. Failure to satisfy these ratio requirements would constitute a default under the senior secured credit agreement. If our lenders failed to waive any such default, our repayment obligations under the senior secured credit agreement could be accelerated, which would also constitute a default under the indenture governing the senior subordinated notes.

Our ability to incur additional debt and make certain restricted payments under the indenture governing the senior subordinated notes, subject to specified exceptions, is tied to an Adjusted EBITDA to fixed charges ratio of at least 2.0x, except that we may incur certain debt and make certain restricted payments and certain permitted investments without regard to the ratio, such as our ability to incur up to an aggregate principal amount of $570.0 million under our senior secured credit agreement (which amount represents the total amount of borrowings originally available under our senior secured credit agreement less $55.0 million of principal payments), to acquire persons engaged in a similar business that become restricted subsidiaries and to make other investments equal to the greater of $25.0 million or 2% of our consolidated assets. Fixed charges is defined in the indenture governing the senior subordinated notes as consolidated interest expense less interest income, adjusted for acquisitions, and further adjusted for non-cash interest expense.

(10)	Income Taxes

We adopted the provisions of FIN 48 on February 1, 2007. As of the date of adoption, we had total federal, state and foreign unrecognized tax benefits of $10.1 million, including accrued liabilities related to interest and penalties of $1.3 million. Of the total unrecognized tax benefits, $0.4 million, if recognized, would reduce our

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

effective tax rate in the period of recognition. As permitted under the provisions of FIN 48, we will continue to classify interest and penalties related to unrecognized tax benefits as part of our income tax provision in our condensed consolidated statements of operations. During the current fiscal three months and nine months ended October 31, 2007, we accrued immaterial amounts in interest and penalties.

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

Serena is involved in various legal proceedings that have arisen during the ordinary course of its business. The final resolution of these matters, individually or in the aggregate, is not expected to have a material adverse effect on Serena’s consolidated financial condition or results of operations.

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

Overview

We are the largest global independent software company focused solely on managing change across information technology, or IT, environments. Our products and services are used to manage and control change in mission critical technology and business process applications. Our software configuration management, business process management, helpdesk and requirements management solutions enable our customers to improve process consistency, enhance software integrity, mitigate risks, support regulatory compliance and boost productivity. Our revenue is generated by software licenses, maintenance contracts and professional services. Our customers rely on our software products, which are typically embedded within their IT environment, and are generally accompanied by renewable annual maintenance contracts.

Pacific Edge Software, Inc.

On October 20, 2006, we acquired Pacific Edge, a privately held company specializing in the development of project and portfolio management, or PPM, solutions. The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations of Pacific Edge are included in our consolidated financial statements from October 20, 2006. The acquisition was structured as a merger pursuant to which we acquired 100% of Pacific Edge’s outstanding common stock. The total purchase price was $16.5 million and consisted of cash consideration of $16.0 million and acquisition costs of $0.5 million.

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

None of the $220.0 million of Serena convertible subordinated notes were converted into Serena common stock prior to the effective time of the merger, and so all the convertible subordinated notes became convertible into cash, following the merger, in an amount of $24.00 for each share of Serena common stock into which the convertible subordinated notes were convertible immediately prior to the merger. Approximately $4,000 of the convertible subordinated notes, excluding conversion premiums totaling $1,000, remained outstanding on October 31, 2007. Holders had been able to convert such notes into cash in connection with the merger through March 25, 2006. On May 15, 2006, we extended the date on which holders could convert such notes into cash to May 30, 2006. On May 30, 2006, all but $4,000 of such notes, excluding the conversion premium of $1,000, were converted into cash.

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

Also, in connection with the merger, we entered into a senior secured credit agreement, issued senior subordinated notes, and entered into other related transactions, which we refer to collectively as the acquisition transactions. As a result of the acquisition transactions, we became highly leveraged. As of October 31, 2007, we had outstanding $545.0 million in aggregate indebtedness, including the conversion premium on the convertible subordinated notes, with an additional $75.0 million of borrowing capacity available under our new revolving credit facility. Our liquidity requirements are significant, primarily due to debt service requirements.

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

In the fiscal quarter ended October 31, 2007, when compared to the same quarter a year ago, total revenues increased 6%, as total revenues were $68.5 million in the current fiscal quarter versus $64.7 million in the same quarter a year ago. In the fiscal nine months ended October 31, 2007, when compared to the same nine months a year ago, total revenues increased 9%, as total revenues were $194.2 million in the current fiscal nine months versus $178.8 million in the same nine months a year ago. For both the current fiscal quarter and current fiscal nine months, when compared to the same periods a year ago, the increase in total revenue was primarily the result of increases in maintenance revenue from consistent renewal rates and growth in our installed software licenses base, as new licenses generally include one year of maintenance, renewals of maintenance agreements with existing customers, and to a lesser extent, maintenance price increases and improvements in our consulting business, all partially offset by slower software purchasing activity related to our distributed systems products and Comparex in the nine months of fiscal 2008.

In the current fiscal quarter and fiscal nine months ended October 31, 2007 59% and 63%, respectively, of our total software license revenue came from our distributed systems products and 41% and 37%, respectively, came from our mainframe products.

Historically, our revenue has been generally attributable to sales in North America, Europe and to a lesser extent Asia Pacific. Revenue attributable to sales in North America accounted for approximately 69% and 67%

of our total revenue in the fiscal quarter and fiscal nine months ended October 31, 2007, respectively, as compared to 67% and 66% in the same quarter and nine months, respectively, a year ago.

Our international revenue is attributable principally to our European operations. International revenue accounted for approximately 31% and 33% of our total revenue in the fiscal quarter and fiscal nine months ended October 31, 2007, respectively, as compared to 33% and 34% in the same quarter and nine months, respectively, a year ago.

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

We believe the following are critical accounting policies and estimates used in the preparation of our consolidated financial statements.

•	Revenue recognition,

•	Stock-based compensation,

•	Valuation of long-lived assets, including goodwill,

•	Accounting for derivative instruments, and

•	Accounting for income taxes

In the third quarter of fiscal 2008, there has been no change in the above critical accounting policies or the underlying assumptions and estimates used in their application.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements and their anticipated effect on our financial statements, see Note 8 to Notes to Condensed Consolidated Financial Statements.

Historical Results of Operations

The following table sets forth our historical results of operations expressed as a percentage of total revenue and is not necessarily indicative of the results for any future period. Historical results include the post-acquisition results of Pacific Edge Software, Inc., or Pacific Edge, from October 20, 2006.

For purposes of the nine months ended October 31, 2006 discussed herein, we have aggregated the Predecessor period from February 1, 2006 through March 9, 2006 and the Successor period from March 10, 2006 through October 31, 2006, without further adjustment. The supplemental aggregate disclosures and discussions are not in accordance with, or an alternative for, generally accepted accounting principles, and are provided solely for the purpose of providing additional supplemental information when comparing the Predecessor period from February 1, 2006 through March 9, 2006 plus the Successor period from March 10, 2006 through October 31, 2006 to the Successor nine month period ended October 31, 2007.

The following table sets forth our results of operations expressed as a percentage of total revenue. These operating results for the periods presented are not necessarily indicative of the results for the full fiscal year or any other period.

	Successor			Predecessor	Successor
				Nine Months Ended October 31, 2006
	Three Months Ended October 31,		Nine Months Ended October 31, 2007	For the Period From February 1, 2006 to March 9, 2006	For the Period From March 10, 2006 to October 31, 2006
	2007	2006
Revenue:
Software licenses	29%	34%	27%	14%	33%
Maintenance	58%	53%	59%	71%	53%
Professional services	13%	13%	14%	15%	14%

Total revenue	100%	100%	100%	100%	100%

Cost of revenue:
Software licenses	—	1%	1%	1%	1%
Maintenance	6%	6%	6%	7%	5%
Professional services	12%	12%	13%	16%	13%
Amortization of acquired technology	13%	13%	13%	9%	14%

Total cost of revenue	31%	32%	33%	33%	33%

Gross profit	69%	68%	67%	67%	67%

Operating expenses:
Sales and marketing	29%	30%	29%	33%	30%
Research and development	15%	14%	16%	18%	14%
General and administrative	6%	9%	8%	9%	10%
Amortization of intangible assets	13%	14%	14%	5%	15%
Acquired in-process research and development	—	—	—	—	3%
Restructuring, acquisition and other charges	1%	1%	1%	162%	1%

Total operating expenses	64%	68%	68%	227%	73%

Operating income (loss)	5%	—	(1)%	(160)%	(6)%
Interest income	1%	1%	1%	4%	2%
Interest expense	(18)%	(19)%	(19)%	(2)%	(20)%
Change in fair value of derivative instrument	(2)%	(3)%	(1)%	—	(2)%
Amortization of debt issuance costs	(1)%	(1)%	—	(10)%	(1)%

Loss before income taxes	(15)%	(22)%	(20)%	(168)%	(27)%
Income tax benefit	(6)%	(8)%	(9)%	(43)%	(10)%

Net loss	(9)%	(14)%	(11)%	(125)%	(17)%

Revenue

We derive revenue from software licenses, maintenance and professional services. Our total revenue increased $3.8 million, or 6%, to $68.5 million in the fiscal quarter ended October 31, 2007 from $64.7 million in the same quarter a year ago. For the fiscal nine months ended October 31, 2007, total revenue increased $15.4 million, or 9%, to $194.2 million from $178.8 million in the same nine months a year ago.

The following table summarizes software licenses, maintenance and professional services revenues for the periods indicated (in thousands, except percentages):

						Predecessor	Successor
	Successor				Successor	Nine Months Ended October 31, 2006		Aggregate
	Three Months Ended October 31,		Increase (Decrease)		Nine Months Ended October 31, 2007	For the Period From February 1, 2006 to March 9, 2006	For the Period From March 10, 2006 to October 31, 2006	Nine Months Ended October 31, 2006	Increase (Decrease)
	2007	2006	In Dollars	In %					In Dollars	In %
Revenue:
Software licenses	$19,907	$22,018	$(2,111)	(10)%	$52,119	$2,847	$53,161	$56,008	$(3,889)	(7)%
Maintenance	39,602	34,316	5,286	15%	114,688	13,989	83,557	97,546	17,142	18%
Professional services	8,948	8,326	622	7%	27,347	2,872	22,331	25,203	2,144	9%

Total revenue	$68,457	$64,660	$3,797	6%	$194,154	$19,708	$159,049	$178,757	$15,397	9%

Software Licenses.    Software license revenue as a percentage of total revenue was 29% and 27% in the fiscal quarter and fiscal nine months ended October 31, 2007, respectively, as compared to 34% and 31% in the same quarter and nine months, respectively, a year ago. For both the current fiscal quarter and fiscal nine months, when compared to the same quarter and nine months a year ago, the decreases in software license revenue were predominantly due to slower sales of our distributed systems products and Comparex, net of increases in sales of ChangeMan ZMF licenses, StarTool licenses and sales of our Mariner product from the Pacific Edge acquisition late in fiscal 2007. Distributed systems products accounted for $11.7 million or 59% and $33.0 million or 63% of total software licenses revenue in the current fiscal quarter and fiscal nine months ended October 31, 2007, respectively, as compared to $14.2 million or 65% and $38.8 million or 69% in the same quarter and nine months, respectively, a year ago. We expect that our Dimensions, Professional and TeamTrack family of products will continue to account for a substantial portion of software license revenue in the future.

Maintenance.    Maintenance revenue as a percentage of total revenue was 58% and 59% in the fiscal quarter and fiscal nine months ended October 31, 2007, respectively, as compared to 53% and 55% in the same quarter and nine months, respectively, a year ago. For both the current fiscal quarter and fiscal nine months, when compared to the same quarter and nine months a year ago, the increase in maintenance revenue is due to the growth in our installed software license base, as new licenses generally include one year of maintenance, maintenance price increases, and the reduced effect in the current periods of the maintenance revenue step-down to fair value recorded in connection with purchase accounting for the merger, and to a lesser extent, the Pacific Edge acquisition, totaling $0.5 million and $1.9 million in the fiscal quarter and fiscal nine months ended October 31, 2007, respectively, as compared to a step-down of $3.0 million and $11.0 million in the same quarter and nine months, respectively, a year ago, all partially offset by some maintenance cancellations. We expect maintenance revenue to grow in absolute dollars in the near term as maintenance contracts renew.

Professional Services.    Professional services revenue as a percentage of total revenue was 13% in both the current fiscal quarter ended October 31, 2007 and the same quarter a year ago, and 14% in both the current fiscal nine months ended October 31, 2007 and the same nine months a year ago. For both the current fiscal quarter and fiscal nine months, when compared to the same quarter and nine months a year ago, in absolute dollar terms, the increase was predominantly due to the continued improvement in our consulting business, fueled in part by a number of large engagements. In general, professional services revenue is attributable to consulting opportunities resulting from our installed customer base and our expanded consulting service capabilities. We expect professional services revenue to grow slightly in absolute dollars in the near term.

Cost of Revenue

Cost of revenue, which consists of cost of software licenses, cost of maintenance, cost of professional services and amortization of acquired technology, was 31% and 33% of total revenue in the fiscal quarter and fiscal nine months ended October 31, 2007, respectively, as compared to 32% and 33% in the same quarter and nine months, respectively, a year ago.

The following table summarizes cost of revenue for the periods indicated (in thousands, except percentages):

						Predecessor	Successor
	Successor				Successor	Nine Months Ended October 31, 2006		Aggregate
	Three Months Ended October 31,		Increase (Decrease)		Nine Months Ended October 31, 2007	For the Period From February 1, 2006 to March 9, 2006	For the Period From March 10, 2006 to October 31, 2006	Nine Months Ended October 31, 2006	Increase (Decrease)

	2007	2006	In Dollars	In %					In Dollars	In %
Cost of revenue:
Software licenses	$92	$564	$(472)	(84)%	$1,215	$238	$1,663	$1,901	$(686)	(36)%
Maintenance	3,850	3,572	278	8%	11,299	1,375	8,791	10,166	1,133	11%
Professional services	8,333	7,878	455	6%	25,059	3,035	20,682	23,717	1,342	6%
Amortization of acquired technology	8,804	8,652	152	2%	26,413	1,786	22,123	23,909	2,504	10%

Total cost of revenue	$21,079	$20,666	$413	2%	$63,986	$6,434	$53,259	$59,693	$4,293	7%

Percentage of total revenue	31%	32%			33%	33%	33%	33%

Software Licenses.    Cost of software licenses consists principally of fees associated with integrating third party technology into our Professional and Dimensions distributed systems products and, to a lesser extent, salaries, bonuses and other costs associated with our product release group. Cost of software licenses as a percentage of total software licenses revenue was 0% and 2% in the fiscal quarter and fiscal nine months ended October 31, 2007, respectively, as compared to 3% in both the same quarter and nine months a year ago. For both the current fiscal quarter and fiscal nine months, when compared to the same quarter and nine months a year ago, the decrease in absolute dollars was primarily due to the decrease in sales of our distributed systems licenses containing fees associated with integrating third party technology.

Maintenance.    Cost of maintenance consists primarily of salaries, bonuses and other costs associated with our customer support organization. Cost of maintenance as a percentage of total maintenance revenue was 10% in the current fiscal quarter and fiscal nine months ended October 31, 2007 as well as in the same quarter and nine months a year ago. For both the current fiscal quarter and fiscal nine months, when compared to the same quarter and nine months a year ago, in absolute dollar terms, the increase in cost of maintenance was primarily attributable to increases in expenses associated with our customer support group resulting from the growth in both our maintenance revenue and installed customer base, partially offset by decreases in stock-based compensation costs.

Professional Services.    Cost of professional services consists of salaries, bonuses and other costs associated with supporting and growing our professional services organization. Cost of professional services as a percentage of total professional services revenue was 93% and 92% in the fiscal quarter and fiscal nine months ended October 31, 2007, respectively, as compared to 95% and 94% in the same quarter and nine months, respectively, a year ago. For both the current fiscal quarter and fiscal nine months, when compared to the same quarter and nine months a year ago, the increase in the cost of professional services in absolute dollars was predominantly due to increases in expenses to support higher professional services revenue, offset in part by a decrease in stock-based compensation expense. As a percentage of total professional services revenue, the decrease in both the fiscal quarter and fiscal nine months ended October 31, 2007, when compared to the same quarter and nine months a year ago, was the result of the rate of growth in costs associated with our professional services organizations being less than the rate of growth in professional services revenue.

Amortization of Acquired Technology.    In connection with our Merger in March 2006, and to a lesser extent, two small technology acquisitions in March 2006 and October 2006, we recorded $178.2 million in acquired technology, reduced by amortization totaling $62.6 million as of October 31, 2007. For the fiscal quarter ended October 31, 2007, when compared to the same quarter a year ago, the increase in amortization expense was predominantly due to the acquired technology recorded in connection with the Pacific Edge acquisition late in fiscal 2007. For the fiscal nine months ended October 31, 2007, when compared to the same nine months a year ago, the increase in amortization expense was predominantly due to the acquired technology recorded in connection with the merger, and to a lesser extent, the Pacific Edge acquisition late in fiscal 2007. We expect to record $8.8 million in amortization expense in the fourth quarter of fiscal 2008 and quarterly thereafter for approximately the following three fiscal years.

Operating Expenses

The following table summarizes operating expenses for the periods indicated (in thousands, except percentages):

						Predecessor	Successor
	Successor				Successor	Nine Months Ended October 31, 2006		Aggregate
	Three Months Ended October 31,		Increase (Decrease)		Nine Months Ended October 31, 2007	For the Period From February 1, 2006 to March 9, 2006	For the Period From March 10, 2006 to October 31, 2006	Nine Months Ended October 31, 2006	Increase (Decrease)
	2007	2006	In Dollars	In %					In Dollars	In %
Operating expenses:
Sales and marketing	$19,830	$19,211	$619	3%	$56,210	$6,520	$47,703	$54,223	$1,987	4%
Research and development	10,302	9,015	1,287	14%	30,046	3,555	23,151	26,706	3,340	13%
General and administrative	4,311	5,907	(1,596)	(27)%	15,713	1,806	15,641	17,447	(1,734)	(10)%
Amortization of intangible assets	9,203	9,091	112	1%	27,610	1,098	23,338	24,436	3,174	13%
Acquired in-process research and development	—	—	—	—	—	—	4,100	4,100	(4,100)	(100)%
Restructuring, acquisition and other charges	428	587	(159)	(27)%	1,677	31,916	1,188	33,104	(31,427)	(95)%

Total operating expenses	$44,074	$43,811	$263	1%	$131,256	$44,895	$115,121	$160,016	$(28,760)	(18)%

Percentage of total revenue	64%	68%			68%	227%	73%	90%

Sales and Marketing.    Sales and marketing expenses consist primarily of salaries, commissions and bonuses, payroll taxes and employee benefits as well as travel, entertainment and marketing expenses. Sales and marketing expenses as a percentage of total revenue were 29% in both the fiscal quarter and fiscal nine months ended October 31, 2007, as compared to 30% in both the same quarter and nine months a year ago. For both the fiscal quarter and fiscal nine months ended October 31, 2007, when compared to the same quarter and nine months a year ago, in absolute dollars the increase was the result of the expansion of our direct sales and marketing organizations to support license revenue growth and marketing activities related to future products and services, all partially offset by decreases in stock-based compensation expenses. In absolute dollars, we expect sales and marketing expenses to increase as we continue to hire additional sales and marketing personnel, market our distributed systems products and undertake additional marketing programs related to future products and services.

Research and Development.    Research and development expenses consist primarily of salaries, bonuses, payroll taxes, employee benefits and costs attributable to research and development activities. Research and development expenses as a percentage of total revenue were 15% and 16% in the fiscal quarter and fiscal nine months ended October 31, 2007, respectively, as compared to 14% and 15% in the same quarter and nine months, respectively, a year ago. For both the fiscal quarter and fiscal nine months ended October 31, 2007, when compared to the same quarter and nine months a year ago, the increase in research and development expenses in absolute dollars is primarily attributable to increased costs generally associated with the expansion of our research and development efforts to enhance existing products and develop our distributed systems products and future Software-as-a-Service (SaaS) solutions based on our Mariner and Teamtrack products, all partially offset by a decrease in stock-based compensation expense. We expect research and development expenses to increase, both in absolute dollars and as a percentage of total revenue, as we localize our products and hire additional research and development personnel primarily to develop our distributed systems and SaaS solutions.

General and Administrative.    General and administrative expenses consist primarily of salaries, bonuses, payroll taxes, benefits and certain non-allocable administrative costs, including legal and accounting fees and bad debt. General and administrative expenses as a percentage of total revenue were 6% and 8% in the current fiscal quarter and fiscal nine months ended October 31, 2007, respectively, as compared to 9% and 10% in the same quarter and nine months, respectively, a year ago. For both the fiscal quarter and fiscal nine months ended October 31, 2007, when compared to the same quarter and nine months a year ago, general and administrative expenses in absolute dollars decreased primarily due to a decrease in stock-based compensation expense and, to a lesser extent, reductions in trade accounts receivable allowances, partially offset by general growth in our general and administrative infrastructure to support the expansion of our sales and marketing organizations and research and development efforts. We expect general and administrative expenses to increase in absolute dollars as we expand our infrastructure and our operations in the future.

Amortization of Intangible Assets.    In connection with our merger in March 2006, and to a lesser extent, two small technology acquisitions in March 2006 and October 2006, we recorded $293.2 million in identifiable intangible assets, reduced by amortization totaling $60.2 million as of October 31, 2007. For the fiscal quarter ended October 31, 2007, when compared to the same quarter a year ago, the increase in amortization expense was predominantly due to the identifiable intangible assets recorded in connection with the Pacific Edge acquisition late in fiscal 2007. For the fiscal nine months ended October 31, 2007, when compared to the same nine months a year ago, the increase in amortization expense was predominantly due to the identifiable intangible assets recorded in connection with the merger, and to a lesser extent, the Pacific Edge acquisition late in fiscal 2007. We expect to record $9.2 million in amortization expense in the fourth quarter of fiscal year 2008 and quarterly thereafter for approximately the following three fiscal years.

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

Other Income (Expense)

The following table summarizes other income (expense) for the periods indicated (in thousands, except percentages):

						Predecessor	Successor
	Successor				Successor	Nine Months Ended October 31, 2006		Aggregate
	Three Months Ended October 31,		Change		Nine Months Ended October 31, 2007	For the Period From February 1, 2006 to March 9, 2006	For the Period From March 10, 2006 to October 31, 2006	Nine Months Ended October 31, 2006	Change
	2007	2006	In Dollars	In %					In Dollars	In %
Other income (expense):
Interest income	$516	$462	$54	12%	$1,358	$856	$2,647	$3,503	$(2,145)	(61)%
Interest expense	(12,114)	(12,582)	468	(4)%	(35,744)	(355)	(32,462)	(32,817)	(2,927)	9%
Change in the fair value of derivative instrument	(1,757)	(2,028)	271	(13)%	(2,210)	—	(2,602)	(2,602)	392	(15)%
Amortization of debt issuance costs	(361)	(450)	89	(20)%	(742)	(1,931)	(1,182)	(3,113)	2,371	(76)%

Total other income (expense)	$(13,716)	$(14,598)	$882	(6)%	$(37,338)	$(1,430)	$(33,599)	$(35,029)	$(2,309)	7%

Percentage of total revenue	(20)%	(23)%			(19)%	(7)%	(21)%	(20)%

Interest Income.    For the fiscal nine months ended October 31, 2007, when compared to the same nine months a year ago, and to a lesser extent for the fiscal quarter ended October 31, 2007, when compared to the same quarter a year ago, the dollar decrease in interest income is predominantly due to decreases in balances on interest-bearing accounts, such as cash and cash equivalents, and both short and long-term investments, resulting from the merger in which we paid approximately $826 million in cash in the first fiscal quarter ended April 30, 2006, partially offset by increases in cash balances resulting from the accumulation of earnings.

Interest Expense.    For both the fiscal quarter and fiscal nine months ended October 31, 2007, when compared to the same quarter and nine months a year ago, the dollar decrease in interest expense is predominantly due to the decrease in total outstanding debt resulting from $55.0 million in principal payments. See Notes 2 and 9 of notes to our unaudited condensed consolidated financial statements included elsewhere in this report for additional information related to the merger with Spyglass Merger Corp. and related debt.

Change in the Fair Value of Derivative Instrument.    We use an interest rate swap as part of our interest rate risk management strategy. In the second fiscal quarter ended July 31, 2006, we entered into an interest rate swap transaction to effectively convert the variable interest rate on a portion of the $400.0 million senior secured term loan to a fixed rate. The swap, which expires on April 10, 2010, is recorded on the consolidated balance sheet at fair value in accordance with SFAS 133. The swap has not been designated as a hedge, and accordingly, changes in the fair value of the derivative are recognized in the statement of operations. The notional amount of the swap is $250.0 million initially and amortizes down over time to $126.0 million at the time the swap transaction expires on April 10, 2010. Under the terms of the swap, we will make interest payments based on a fixed rate equal to 5.38% and will receive interest payments based on the initial period LIBOR setting rate, set in arrears. In the fiscal quarter and fiscal nine months ended October 31, 2007, we recorded an expense of $1.8 million and $2.2 million, respectively, related to the changes in the fair value of the derivative, as compared to an expense of $2.0 million and $2.6 million in the same quarter and nine months, respectively, a year ago.

Amortization of Debt Issuance Costs.    In connection with the merger, we recorded $16.1 million in debt issuance costs, reduced by amortization totaling $4.3 million as of October 31, 2007, of which $0.7 million was recorded in the nine months ended October 31, 2007. We expect to record $0.3 million in amortization expense in the fourth quarter of fiscal year 2008 and quarterly thereafter for approximately the following six fiscal years.

Income Tax Benefit

The following table summarizes income tax (benefit) expense for the periods indicated (in thousands, except percentages):

						Predecessor	Successor
	Successor				Successor	Nine Months Ended October 31, 2006		Aggregate
	Three Months Ended October 31,		Change		Nine Months Ended October 31, 2007	For the Period From February 1, 2006 to March 9, 2006	For the Period From March 10, 2006 to October 31, 2006	Nine Months Ended October 31, 2006	Change
	2007	2006	In Dollars	In %					In Dollars	In %
Income tax (benefit) expense	$(3,983)	$(5,163)	$1,180	(23)%	$(16,981)	$(8,335)	$(15,254)	$(23,589)	$6,608	(28)%

Percentage of total revenue	(6)%	(8)%			(9)%	(43)%	(10)%	(13)%

Income Tax Benefit.    Income tax benefit was $4.0 million and $17.0 million in the fiscal quarter and fiscal nine months ended October 31, 2007, respectively, as compared to $5.2 million and $23.6 million in the same fiscal quarter and nine months, respectively, a year ago. Our projected effective income tax benefit rate for fiscal 2008 is 43%, before the provision-to-return adjustments booked in the current fiscal quarter ended October 31, 2007 with our filing of our fiscal 2007 corporate tax returns. Our effective income tax benefit rate for fiscal 2007 was 37%. Our effective income tax benefit rate is greater than the statutory rate due to the United States research and experimentation tax credit, foreign tax credits and the domestic production deduction. See Note 10 of notes to our condensed consolidated financial statements included elsewhere in this report for further information regarding income taxes and the impact of our adoption of FIN48 on our consolidated results of operations and financial position.

Liquidity and Capital Resources

Cash, Cash Equivalents and Investments.    Since our inception, we have financed our operations and met our capital expenditure requirements through cash flows from operations. As of October 31, 2007, we had $48.3 million in cash and cash equivalents.

Net Cash Provided by Operating Activities.    Cash flows provided by operating activities were $15.3 million and $25.9 million in the fiscal nine months ended October 31, 2007 and the same nine months a year ago, respectively. In the fiscal nine months ended October 31, 2007, our cash flows provided by operating activities exceeded net loss principally due to the inclusion of non-cash expenses in net loss, a decrease in accounts receivable and an increase in income taxes payable, all partially offset by interest payments made on the term credit facility and subordinated notes, cash collections in advance of revenue recognition for maintenance contracts and a decrease in accrued expenses. In the fiscal nine months ended October 31, 2006, our cash flows provided by operating activities exceeded net loss principally due to the inclusion of non-cash expenses in net loss, cash collections in advance of revenue recognition for maintenance contracts and a decrease in accounts receivable, all partially offset by acquisition, restructure and other charges paid related to acquisitions, and decreases in both income taxes payable and accrued expenses.

Net Cash Used in Investing Activities.    Net cash used in investing activities was $3.2 million and $767.9 million in the fiscal nine months ended October 31, 2007 and the same nine months a year ago, respectively. In the fiscal nine months ended October 31, 2007, net cash used in investing activities related to the purchase of computer equipment and office furniture and equipment totaling $2.8 million, and acquisition related costs paid in connection with our acquisition of Data Scientific Corp. totaling $0.4 million. In the fiscal nine months ended October 31, 2006, net cash used in investing activities related to cash paid in the merger and other acquisitions, including direct transaction costs, totaling $867.0 million, and the purchase of computer equipment and office furniture and equipment totaling $2.8 million, all partially offset by sales of short and long-term investments totaling $98.7 million and sales of restricted investments totaling $3.3 million.

Net Cash (Used in) Provided by Financing Activities.    Net cash used in financing activities was $31.2 million in the fiscal nine months ended October 31, 2007, and net cash provided by financing activities was $658.4 million in the same nine months a year ago. In the fiscal nine months ended October 31, 2007, net cash used in financing activities principally related to a principal payment made on the term credit facility totaling $30.0 million, repurchases of option rights under the employee stock option plan totaling $1.0 million, and the repurchase of common stock totaling $0.2 million. In the fiscal nine months ended October 31, 2006, net cash provided by financing activities was related to our incurring debt to finance the merger in the form of a senior secured term loan and senior subordinated notes totaling $400.0 million and $200.0 million, respectively, equity contributions from Silver Lake investors and management totaling $335.8 million, and to a lesser extent, the exercise of stock options under our employee stock option plan totaling $1.1 million, all partially offset by the payment of convertible subordinated notes including the conversion premium totaling $237.9 million, a principal payment made on the term credit facility totaling $25.0 million and debt issuance costs paid totaling $15.6 million.

Contractual Obligations and Commitments

As a result of the acquisition transactions, we became highly leveraged. As of October 31, 2007, we had outstanding $545.0 million in aggregate indebtedness, with an additional $75.0 million of borrowing capacity available under our new revolving credit facility. Our liquidity requirements are significant, primarily due to debt service requirements. Our cash interest expense for the fiscal quarter and fiscal nine months ended October 31, 2007 was $12.1 million and $35.7 million, respectively, as compared to $12.6 million and $32.8 million in the same fiscal quarter and nine months, respectively, a year ago.

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

The following is a summary of our various contractual commitments, including non-cancelable operating lease agreements for office space that expire between calendar years 2007 and 2013. All periods start from November 1, 2007.

	Successor
	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
	(in thousands)
Operating lease obligations	$11,424	$4,153	$5,607	$1,658	$6
Restructuring-related operating lease obligations	736	202	262	225	47
Senior secured term loan	345,000	—	—	—	345,000
Senior subordinated notes	200,000	—	—	—	200,000
Scheduled interest on debt(1)	308,531	45,889	91,779	91,545	79,318

	$865,691	$50,244	$97,648	$93,428	$624,371

(1)	Scheduled interest on debt is calculated through the instruments due date and assumes no principal paydowns or borrowings. Scheduled interest on debt includes the seven year senior secured term loan due March 10, 2013 at an annual rate of 7.18%, which is the rate in effect as of October 10, 2007, the six year term credit facility due March 10, 2012 at the stated annual rate of 0.5%, and the ten year senior subordinated notes due March 15, 2016 at the stated annual rate of 10.375%.

Accounts Receivable and Deferred Revenue.    At October 31, 2007, we had accounts receivable, net of allowances, of $27.7 million and total deferred revenue of $69.7 million.

Off-Balance Sheet Arrangements.    As part of our ongoing operations, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of October 31, 2007, we were not involved in any unconsolidated SPE transactions.

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

Interest Rates and Fees.    The $400.0 million term loan, of which $345.0 million was outstanding as of October 31, 2007, bears interest at a rate equal to three-month LIBOR plus 2.00%. That rate was 7.18% as of October 10, 2007. Generally, the loans under the senior secured credit agreement bear interest, at the option of the borrower, at the following:

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

We use an interest rate swap as part of our interest rate risk management strategy. In the second fiscal quarter ended July 31, 2006, we entered into an interest rate swap transaction to effectively convert the variable interest rate on a portion of the $400.0 million senior secured term loan to a fixed rate. The swap, which expires on April 10, 2010, is recorded on the balance sheet at fair value in accordance with SFAS 133. The swap has not been designated as a hedge and, accordingly, changes in the fair value of the derivative are recognized in the statement of operations. The notional amount of the swap is $250.0 million initially and amortizes down over time to $126.0 million at the time the swap transaction expires on April 10, 2010. Under the terms of the swap, we will make interest payments based on a fixed rate equal to 5.38% and will receive interest payments based on the initial period LIBOR setting rate, set in arrears.

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

In addition, under our senior secured credit agreement, we are required to satisfy and maintain specified financial ratios and other financial condition tests, including a minimum interest coverage ratio and a maximum total leverage ratio. We were in compliance with all of the covenants under the secured credit agreement and indenture as of October 31, 2007. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet those ratios and tests in the future. A breach of any of these covenants would result in a default (which, if not cured, could mature into an event of default) and in certain cases an immediate event of default under our senior secured credit agreement. Upon the occurrence of an event of default under our senior secured credit agreement, all amounts outstanding under our senior secured credit agreement could be declared to be (or could automatically become) immediately due and payable and all commitments to extend further credit could be terminated.

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

	Successor			Predecessor	Successor
				Nine Months Ended October 31, 2006
	Three Months Ended October 31, 2007	Three Months Ended October 31, 2006	Nine Months Ended October 31, 2007	For the Period From February 1, 2006 to March 9, 2006	For the Period From March 10, 2006 to October 31, 2006
Net (loss)(1)	$(6,429)	$(9,252)	$(21,445)	$(24,716)	$(27,676)
Interest expense (income), net(2)	13,716	14,598	37,338	1,430	33,599
Income tax benefit	(3,983)	(5,163)	(16,981)	(8,335)	(15,254)
Depreciation and amortization expense(3)	19,600	22,917	62,156	3,457	58,078
Acquired in-process research and development	—	—	—	—	4,100

EBITDA	22,904	23,100	61,068	(28,164)	52,847
Deferred maintenance writedown(1)	453	2,955	1,871	77	10,941
Restructuring, acquisition and other charges	428	587	1,677	31,916	1,188

Adjusted EBITDA(1)	$23,785	$26,642	$64,616	$3,829	$64,976

(1)	Net loss for the periods presented includes the effect of the deferred maintenance step-down associated with both Serena’s acquisition of Merant in the first quarter of fiscal year 2005, the merger in the first quarter of fiscal 2007, and the Pacific Edge acquisition in the third quarter of fiscal 2007. This maintenance revenue is added back in calculating Adjusted EBITDA for purposes of the indenture governing the senior subordinated notes and the senior secured credit agreement.

(2)	Interest expense (income), net includes interest income, interest expense, the change in the fair value of derivative instruments and amortization of debt issuance costs.
(3)	Depreciation and amortization expense includes depreciation of fixed assets, amortization of leasehold improvements, amortization of acquired technologies and other intangible assets, and amortization of stock-based compensation.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

We do not use derivative financial instruments in our investment portfolio and have no foreign exchange contracts. Our financial instruments consist of cash and cash equivalents, trade accounts receivable and accounts payable. We consider investments in highly liquid instruments purchased with an original maturity of 90 days or less to be cash equivalents. Our cash equivalents principally consist of commercial paper and debt securities, and are classified as available-for-sale as of October 31, 2007. Our exposure to market risk for changes in interest rates relates primarily to our short-term investments and short-term obligations; thus, a hypothetical 10% fluctuation in interest rates would not have a material impact on the fair value of these securities.

Sales to customers located in foreign countries accounted for approximately 31% and 33% of total sales in the fiscal quarter and fiscal nine months ended October 31, 2007, respectively. Because we invoice certain foreign sales in currencies other than the United States dollar, predominantly the British pound sterling and euro, and do not hedge these transactions, fluctuations in exchange rates could adversely affect the translated results of operations of our foreign subsidiaries. Therefore, foreign exchange fluctuations could create a risk of significant balance sheet gains or losses on our consolidated financial statements. However, given our foreign subsidiaries’ net book values as of October 31, 2007 and net cash flows for the most recent fiscal nine months ended October 31, 2007, we do not believe that a hypothetical 10% fluctuation in foreign currency exchange rates would have a material impact on our financial position or results of operations.

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

ITEM 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures.    Our Chief Executive Officer and Chief Financial Officer, with the assistance of senior management personnel, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of October 31, 2007. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual and quarterly reports filed under the Exchange Act. Based on this evaluation, and subject to the limitations described below, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of October 31, 2007.

Changes in Internal Control over Financial Reporting.    There were no changes in our internal control over financial reporting during the quarter ended October 31, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

ITEM 1.    Legal Proceedings

Information with respect to this Item may be found in Note 11 of notes to our unaudited condensed consolidated financial statements in Part I, Item I of this quarterly report, which information is incorporated into this Item 1 by reference.

ITEM 1A.    Risk Factors

There have been no material changes from the risk factors associated with our business, financial condition and results of operations as set forth in Part I, Item 1A of our Annual Report on Form 10-K/A for the fiscal year ended January 31, 2007.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On September 20, 2007, one of our employees exercised stock options to acquire 30,185 shares of our common stock for an aggregate exercise price of $38,518.75. The shares were issued under an exemption from registration requirements pursuant to Rule 701 of the Securities Act of 1933, which provides an exemption for offers and sales of securities pursuant to certain compensatory benefit plans.

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

SERENA SOFTWARE, INC.

By:	/s/ ROBERT I. PENDER, JR.
Robert I. Pender, Jr. Senior Vice President, Finance And Administration, Chief Financial Officer (Principal Financial And Accounting Officer)

Date: December 17, 2007

EXHIBIT INDEX

Exhibit No.	Exhibit Description
31.01†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01‡	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02‡	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Exhibit is filed herewith.
‡	Exhibit is furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.