Form 10-K
period 2008-01-31
SERENA SOFTWARE INC
filed 2008-04-21
CIK 1073967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number: 000-25285

SERENA SOFTWARE, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	94-2669809
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
1900 Seaport Boulevard Redwood City, California 94063-5587	(650) 481-3400
(Address of Principal Executive Offices)	(Registrant’s telephone number, including area code)

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

Large Accelerated Filer ☐	Non-Accelerated Filer ☒
Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant was zero as of January 31, 2008, the last business day of the registrant’s most recently completed fiscal quarter. The registrant is a privately-held company and there is no public trading market for its common stock.

As of April 21, 2008, the number of shares of the registrant’s common stock outstanding was 98,549,945.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. None.

SERENA SOFTWARE, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended January 31, 2008

PART I

ITEM 1.    BUSINESS

Our fiscal year ends on January 31 and, except as otherwise provided, references in this Annual Report on Form 10-K mean the fiscal year ended on January 31 of such year. For example, fiscal year 2008 refers to the fiscal year ended January 31, 2008.

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

Our software and services are of critical importance to our customers, who make significant investments in developing applications and automating IT processes around our software solutions. We have a diversified, global customer base with over 15,000 installations of our products at customer sites worldwide. Our customers include 96 of the Fortune 100 companies and industry leaders in the finance, telecommunications, automotive and transportation, healthcare, energy and power, equipment and machinery and technology industries, with no single customer accounting for 10% or more of our total revenue for the fiscal year ended January 31, 2008. During the same period, we generated 66.1%, 29.0% and 4.9% of our total revenue in North America, Europe and the Asia Pacific region, respectively.

Revenue generated from software licenses, maintenance contracts and professional services accounted for 29.0%, 57.6% and 13.4%, respectively, of our total revenue for the fiscal year ended January 31, 2008. Software license revenue is generated by the sale of perpetual software licenses to existing and new customers, and includes both upfront licenses as well as follow-on license purchases as customers expand capacity, add additional applications and users and develop a need for additional products to satisfy a broader set of requirements. Software licenses are generally accompanied by annual maintenance contracts, which are typically priced between 17% and 21% of the software license price. The annual maintenance contracts provide customers the right to obtain available updates, bug fixes and telephone support for our applications. We typically collect maintenance fees at the time the maintenance contract is entered into and ratably recognize these fees over the term of the contract, generally one year. Professional services revenue is generated through services such as best practices implementations to facilitate the optimal installation and usage of our software, and technical consulting and education services.

Serena Software, Inc. was incorporated under the laws of California in 1980 and re-incorporated under the laws of Delaware in 1998.

Recent Developments

Pacific Edge Software, Inc.

On October 20, 2006, we acquired Pacific Edge Software, Inc., or Pacific Edge, a privately held company specializing in the development of project and portfolio management, or PPM, solutions. With the acquisition of Pacific Edge, we added Mariner, a PPM product, to our product portfolio. Mariner complements our existing strategy, which provides solutions for application lifecycle management, or ALM.

Spyglass Merger Corp.

On March 10, 2006, Spyglass Merger Corp., an affiliate of Silver Lake, a private equity firm, merged with and into us, a transaction we refer to in this report as the merger. Pursuant to the merger, Serena Software, Inc., or Serena, stockholders received $24.00 in cash in exchange for each share of stock, except that certain members of our management team retained a portion of their shares of Serena common stock or options to purchase Serena common stock after the merger. As a result of the merger, our common stock ceased to be traded on the NASDAQ National Market and we became a privately-held company, with approximately 56.5% of our common stock at the time of the merger on a fully diluted basis owned by investment funds affiliated with Silver Lake.

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

Our Strengths

We believe our strengths in addressing the above-mentioned industry opportunities include the following:

Global Software Vendor with Leading Market Position.    We are the largest global independent software company in terms of revenue focused solely on managing change across IT environments. Our products offer solutions for both distributed systems and mainframe platforms. According to IDC’s 2007 report on worldwide software change and configuration management vendor market shares, we were the number two ranked vendor in the software change and configuration management market in 2006. We attribute our leading positions to the breadth and quality of our product offerings and to our established customer relationships.

Stable, Recurring Revenue Base with Significant Visibility.    The mission critical nature of our products combined with our large installed customer base have enabled us to develop a stable, recurring revenue base comprised of license, maintenance and professional services revenues. For the fiscal year ended January 31, 2008, maintenance revenue comprised 57.6% of our total revenue. Our maintenance revenue is highly recurring, which provides us with significant visibility into our future revenue and, to a lesser extent, profitability. For the fiscal year ended January 31, 2008, our maintenance contract renewal rate was approximately 90%, which we believe is higher than the industry average. We have a resilient revenue model where customers continue to enter into and renew maintenance contracts, even during significant downturn periods for the software industry.

High Margins with Strong Cash Flow Generation.    Due primarily to our broad portfolio of products, large installed customer base and leading market presence, our total revenue has increased at a compound annual growth rate of 20.7% for the period from fiscal year 2004 to fiscal year 2008 and our Adjusted EBITDA has increased at a compound annual growth rate of 17.7% for the same period. For the fiscal year ended January 31, 2008, gross margin from our maintenance contracts was 90.0%. Additionally, our current business model generates positive working capital and requires minimal capital expenditure, providing us with significant free cash flow. For the fiscal year ended January 31, 2008, we had cash flows from operating activities of $40.8 million, an Adjusted EBITDA margin of 34.1% and $3.7 million in capital expenditures. A description of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to comparable GAAP financial measures is included under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Covenant Compliance.”

26 Year History with Diversified, Global Customer Base.    We have a diversified, global customer base with over 15,000 installations of our products at customer sites worldwide, including 96 of the Fortune 100 companies. We have minimal customer concentration, with no one customer accounting for 10% or more of our total revenue for the fiscal year ended January 31, 2008. We are also continuing to expand our revenue base internationally. For the fiscal year ended January 31, 2008, we derived 33.9% of our total revenue from international customers.

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

Significant Equity Investments from our Founder and Silver Lake Partners.    In connection with the merger, a trust and a foundation affiliated with Douglas D. Troxel, our founder and one of our directors, exchanged equity interests in Serena, which were valued for purposes of the exchange at approximately $154.1 million, for equity interests in the surviving corporation. This significant equity investment by our founder, together with the investment of $335.5 million by investment funds affiliated with or designated by Silver Lake Partners, represented over 49% of our capitalization as of January 31, 2008.

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

Increase Federal Government Exposure.    We work with federal government agencies and contractors to enable them to enforce standards and processes and improve software development. We believe the federal government market is not served efficiently by change management software vendors and is under-penetrated. We plan to increase our focus on federal government initiatives to increase our penetration of this market, and to leverage our partner relationships as part of these initiatives.

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

Increase Our Revenue in the Asia Pacific Region.    We provide localized versions of our products to serve the faster growing markets in the Asia Pacific region. In the fiscal year ended January 31, 2006, we introduced localized versions of two of our distributed systems products to the Chinese, Japanese and Korean markets. We have a network of channel partners in Singapore, Australia, Korea, Japan, Taiwan and China, which we consider to be the most important markets in the Asia Pacific region. We increased our investment in the Asia Pacific region expansion and intend to utilize partner relationships to expand further in such region. Revenue from the Asia Pacific region accounted for 4.9% of our total revenue for the fiscal year ended January 31, 2008.

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

Software-as-a-Service.    In March 2008, we announced our plan to introduce three Software-as-a-Service, or SaaS, solutions during the current fiscal year based on our existing Mariner and Serena Business Mashups products and an Agile ALM solution currently in development. SaaS, which is an on-demand application service, enables businesses to subscribe to a wide variety of application services that are developed specifically for, and delivered over, the Internet with little or no implementation services and without the need to install and manage third-party software. We believe that SaaS may enable customers to realize many of the benefits offered by traditional enterprise software, such as a comprehensive set of features and functionality and the ability to customize and integrate with other applications, while at the same time reducing the risks and lowering the total cost of owning traditional enterprise software.

Our Products

We develop, market and support an integrated, cross-platform suite of software products for managing and controlling change across both distributed systems and mainframe platforms. A distributed system platform allows applications to share resources over a distributed network using operating systems such as UNIX, Linux and Windows. A mainframe platform uses a centralized system with high processing power to support high-volume applications. Our solutions improve process consistency and enhance the integrity of software our customers create or modify. This helps protect our customers’ valuable application assets and improve software developer productivity, operational efficiency, application availability and customers’ return on IT investments, all of which ultimately reduces the costs of managing their IT environment. Our products serve a variety of market and customer needs and are grouped as follows:

•

Dimensions®: End-to-end cross-platform, highly scalable solution for distributed development. Our Dimensions product family integrates application development across global sites, stakeholders, and platforms. Using Dimensions allows organizations to model and automatically enforce software development processes. Dimensions 10 features tight integration between requirements management and change/configuration management through a common process model and a unified data store which enables IT organizations to trace, validate and implement change requests without disruption during development. The Dimensions product includes CM for managing the application development, change and configuration process. Customers can also purchase RM for gathering, tracking and managing application requirements throughout a project’s lifecycle. Prototype Composer is a separately available product for graphically defining and modeling application software requirements, including business processes, user interfaces, system connections and application data. Prototype Composer is fully integrated with Dimensions, such that the models, prototypes and requirements definitions created in Prototype Composer can be published to Dimensions RM.

•

Serena Business Mashups: Enterprise process management solution to map, track, and enforce any business process, such as IT requests. Our Serena Business Mashups product line (formerly known as TeamTrack) allows customers to build and deploy integrated business processes that extend to all participants in a project, including departmental users, customers, suppliers and business partners. This Web-based, secure and highly configurable process and issue management solution creates repeatable, enforceable, auditable and predictable processes, giving our customers control, insight and predictability in their management of the application lifecycle and their business processes. The Serena Business Mashups product line includes Mashup Composer for graphically designing applications that include human workflow processes, orchestrated connections to other enterprise systems, and interactive web forms. To deploy a process-based application created in Mashup Composer, it is “published” from Mashup Composer to the Serena Mashup Server in Serena Business Mashups. Once deployed, the application is available from any Web browser or internet-connected device, so that users can obtain status updates, enter information and approve and route work to other participants.

•

PVCS®: PVCS Professional Suite includes TeamTrack Version Manager and Builder as an integrated suite of issue, version and build management tools for team-based environments. TeamTrack is the prior version of Serena Business Mashups.

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

•

ChangeMan®: Software configuration management solution for mainframe systems, in particular z/OS environments. Our ChangeMan product family addresses the complexity of developing, deploying and maintaining mainframe software applications by providing software infrastructure to manage changes to mainframe applications in parallel, regardless of development methodology, geographic location or computing platform. The ChangeMan product family enables users to automate, control and synchronize those changes throughout the customer’s IT environment from a single point of control.

•

StarTool®: Application testing, implementation and problem analysis for mainframe systems. Our StarTool solution improves mainframe application availability through file and data management, data comparison, fault analysis, application performance management, input/output optimization and application test debugging.

The following are our principal products:

Product Name	Brief Description
Dimensions	Process-driven change management for heterogenous systems.

Dimensions RM	Tracks and manages requirements through the application development lifecycle.

Dimensions z/OS	Application change management and development for mainframe systems. Provides enterprises the ability to deploy a common application lifecycle management infrastructure across the entire enterprise, from distributed to mainframe, with a single point of control.

ChangeMan ZMF	Application change management and development for mainframe systems.

ChangeMan ZDD	Allows desktop developers working in their chosen graphical integrated development environment, or IDE, to develop mainframe application code under control of Serena ChangeMan ZMF.

ChangeMan SSM	Detects, tracks and synchronizes changes in multiple environments to improve system integrity and recoverability.

PVCS Version Manager	Version control across all platforms and standard IDEs.

PVCS Professional Suite	Includes TeamTrack, Version Manager and Builder as an integrated suite of issue, version and build management tools for team-based environments.

Mover	Automates deployment of software assets into production.

Serena Business Mashups	Create and deploy process-centric applications that may include orchestrated connections to other enterprise systems. Maps, tracks and enforces business processes. Formerly known as TeamTrack.

Mashup Composer	Visual modeling tool for creating workflows, orchestrating connections to other enterprise systems, and design user interfaces.

Mariner	Tracks and manages portfolio, project, resource, demand and financial management.

Prototype Composer	Graphically define and model customer application software requirements.

Comparex	Performs data comparison for mainframe application testing and software quality.

StarTool FDM	Facilitates complex mainframe file and data management tasks.

StarTool DA	Automates mainframe dump and abend analysis and speeds application problem solving activities.

StarTool IOO	Automatically optimized mainframe application I/O operations.

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

A major focus for us during the coming year will be to introduce three new SaaS solutions based on our existing Mariner and Serena Business Mashups products and an Agile ALM solution currently in development.

We will continue to develop tight integrations between the various products within our portfolio, and with third-party vendor solutions, to ensure that our customers have the ability to track and manage change in a closed loop environment—ensuring that traceability and auditability for any change is maintained.

We continue to see significant opportunities to increase our presence in foreign markets, and as such will invest product development resources to internationalize and localize our products and solutions.

Our large and diverse customer base provides a great source for ideas on ways we can evolve our products to meet the needs of markets outside of SCM. Examples of markets in which our products already address identified customer problems include BPM (Serena Business Mashups), PPM (Mariner) and RM (Dimensions RM). We will continue to develop our solutions to meet the needs of the markets we currently serve and those in which we can achieve a leadership position.

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

Education.    We offer hands-on training courses for the implementation and administration of our products. Product training is provided on a periodic basis at our headquarters in Redwood City, California, at our offices in London and also at customer sites throughout the United States, Europe, and Asia. We also offer course development for certain of our products. We bill our education services on a per class basis.

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

Research and Development

We plan to continue making substantial investments in research and development to maintain our leadership position in the software configuration management market. We believe that our success will continue to depend on our ability to enhance our current products and to develop new products and services that meet the needs of our customers and the market. Our commitment to research and development is reflected in our growing investments in this area, which were $34.7 million, $35.8 million and $40.4 million for fiscal years 2006, 2007 and 2008, respectively, representing 14%, 14% and 15% of our total revenue in those years.

We are committed to delivering products and services that consistently provide value to our customers. As part of our strategy for delivering on this commitment, we use our own products internally to automate much of our research and development operations. Our research and development staff also works very closely with our product marketing and support staff to ensure that everything we develop is mapped closely to customer and market requirements.

We recently announced our plan to introduce three SaaS solutions during fiscal year 2009 based on our existing Mariner and Serena Business Mashups products and an Agile ALM solution currently in development. We believe that SaaS may enable customers to realize many of the benefits offered by traditional enterprise software, such as a comprehensive set of features and functionality and the ability to customize and integrate with other applications, while at the same time reducing the risks and lowering the total cost of owning traditional enterprise software.

In the United States, research and development is primarily performed at our facilities in Redwood City, California; Hillsboro, Oregon; Colorado Springs, Colorado; Bellevue, Washington and Woodland Hills, California. We also perform product development internationally in the United Kingdom, India and Ukraine.

Sales and Marketing

In the United States, Canada, the United Kingdom, Germany, Switzerland, France, Italy, the Benelux and Nordic regions, Australia, Singapore, Korea, Japan, China and India, we market our software primarily through our direct sales organization.

In addition to our direct sales efforts, we have established relationships with distributors, resellers and original equipment manufacturers, or OEMs, located in North America, Spain, Italy, Latin America, Belgium, Hong Kong, Israel, Australia, Japan, Korea and South Africa. These distributors, resellers and OEMs market and sell our software as well as provide technical support, educational and consulting services.

We market our products through seminars, industry conferences, trade shows, advertising, direct marketing efforts, and third-party and our own Internet sites. In addition, we have developed programs that promote an active exchange of information between our existing customers and us. These programs include customer meetings with our senior management at our Executive Briefing Center and focus group meetings with customers to evaluate product positioning.

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

Competition. We currently face competition from a number of sources, including:

•	Customers’ internal IT departments;

•	Providers of products that compete directly with the Serena ChangeMan ZMF and Comparex products, such as Computer Associates, IBM and smaller private companies;

•	Providers of application development programmer productivity and system management products, such as Compuware, IBM and smaller private companies; and

•

Providers of mainframe application availability products that compete directly with Serena Comparex and the Serena StarTool product family, such as Compuware, IBM, Computer Associates and smaller private companies.

Competition in the Software Configuration Management (SCM) Distributed Systems Market.    We face significant competition as we develop, market and sell our distributed systems products, including Serena Professional, Dimensions, Mariner, Serena Business Mashups and Version Manager products. Competitors in the distributed systems market include IBM, Computer Associates, Microsoft and other smaller private companies. Measurable portions of the market also use freeware tools to address their basic needs for issue/defect tracking and source code control.

Future Competition.    We may face competition in the future from established companies who have not previously entered the SCM market and from emerging software companies. Barriers to entry in the distributed systems software market are relatively low.

Intellectual Property

Our continued success depends upon proprietary technology. We rely primarily on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary rights. Such laws, procedures and contracts provide only limited protection. The duration of our trademark registrations vary from country to country. In the U.S., we generally are able to maintain our trademark rights and renew trademark registrations for as long as the trademarks are in use. The duration of our patents issued in the U.S. is typically 17 years from the date of issuance of the patent or 20 years from the date of filing of the patent application. While we believe that our ability to maintain and protect our intellectual property rights is important to our success, we also believe that our business as a whole is not materially dependent on any particular patent, trademark, license or other intellectual property right of our company.

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

Employees

As of January 31, 2008, we had 795 full-time employees, 204 of whom were engaged in research and development, 252 in sales and marketing, 215 in consulting, education and customer and document support, and 124 in finance, administration and operations. Our future performance depends in significant part upon the continued service of our key technical, sales and senior management personnel. The loss of the services of one or more of our key employees could materially adversely affect our business, operating results and financial condition. Our future success also depends on our continuing ability to attract, train and retain highly qualified technical, sales and managerial personnel. Competition for such personnel is intense, and we may not be able to retain our key personnel in the future. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

ITEM 1A.    RISK FACTORS

Risks Related to Our Indebtedness

Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations under the senior subordinated notes.

As of January 31, 2008, our total indebtedness was $520.0 million. We also had an additional $75.0 million available at that date for borrowing under the revolving credit facility of our senior secured credit agreement.

Our high degree of leverage could have important consequences, including:

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

Management personnel identify, track and forecast future revenue and trends in our business. Our sales personnel monitor the status of all proposals, such as the estimated date when a transaction will close and the potential dollar amount of such sale. We aggregate these estimates in order to generate a sales pipeline and then evaluate the pipeline at various times to look for trends in our business. While this pipeline analysis provides visibility to our potential customers and the associated revenue for budgeting and planning purposes, these pipeline estimates may not correlate to revenue in a particular quarter or ever. A slowdown in the economy, domestically and internationally, has caused in the past and may cause in the future customer purchasing decisions to be delayed, reduced in amount or cancelled, all of which have reduced and could reduce the rate of conversion of the pipeline into contracts. A variation in the pipeline or in the conversion of the pipeline into contracts could cause us to plan or budget improperly and thereby could adversely affect our business, operating results and financial condition. In addition, primarily due to a substantial portion of our software licenses revenue contracts closing in the latter part of a quarter, management may not be able to adjust our cost structure in response to a variation in the conversion of the pipeline into contracts in a timely manner, and thereby adversely affect our business, operating results and financial condition.

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

If we fail to effectively manage our sales and marketing organizations, it could adversely affect our business.

We recently reorganized our sales and marketing organizations to establish a multi-tiered sales organization, improve account and opportunity coverage and establish new marketing and lead generation programs. These reorganizations resulted in the departure of a number of sales and marketing employees who had knowledge and experience with our products, customers and markets, and there may be additional departures of employees within these organizations in the future. The loss of key sales or marketing employees could result in disruptions to our business and materially adversely affect our license revenue, operating results and financial condition. In addition, we have hired a substantial number of new sales and marketing employees, including senior management personnel, within these organizations. A substantial amount of time and training is generally required before these personnel become productive. The hiring, training and integration of additional and replacement personnel is time consuming, is expected to increase our operating expenses and may cause disruptions to our business, which could materially adversely affect our revenue, operating results and financial condition. If we fail to manage our sales and marketing organizations effectively, these organizations may fail to perform as we anticipate, which could materially adversely affect our license revenue, increase our operating expenses and weaken our competitive position.

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

We introduced our ChangeMan DS product in fiscal year 2000 and our ChangeMan ZDD product in the first quarter of fiscal year 2003. We acquired our Serena Business Mashups product (formerly known as TeamTrack) in fiscal year 2004, the Merant product line and the RTM product in fiscal year 2005 and our Mariner product in fiscal year 2006. While license revenue from these and our other distributed systems products was 66% of total license revenue in both fiscal years ended January 31, 2008 and 2007, license revenue from our distributed products may fluctuate materially and could in fact decline. If we fail to successfully develop, market, sell and support our distributed systems products, our business, operating results and financial condition could be materially adversely affected. Prior to our acquisition of Merant in the first quarter of fiscal year 2005, the majority of our products had been designed for the mainframe platform, and the majority of our software license, maintenance and professional services revenue had been attributable to licenses for these mainframe products.

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

Although we have been profitable in recent years, we may not remain profitable in the future. We anticipate that our expenses will increase in the foreseeable future as we:

•	increase our sales and marketing activities, including expanding our United States and international direct sales forces and extending our telesales efforts;

•	develop our technology, including our distributed systems products;

•	invest in penetrating the federal government marketplace;

•	expand our distribution channels, including in the Asia Pacific region;

•	develop, market and operate SaaS solutions based on our existing and future products and technologies;

•	incur restructuring expenses;

•	expand our professional services organization; and

•	pursue strategic relationships and acquisitions.

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

Mainframe Competition.    We currently face competition from a number of sources, including:

•	customers’ internal IT departments;

•	providers of products that compete directly with ChangeMan ZMF and Comparex, such as Computer Associates, IBM and smaller private companies;

•	providers of application development programmer productivity and system management products, such as Compuware, IBM and smaller private companies; and

•

providers of mainframe application availability products that compete directly with Serena Comparex and the Serena StarTool product family, such as Compuware, IBM, Computer Associates and smaller private companies.

Competition in the Software Configuration Management (SCM) Distributed Systems Market.    We face significant competition as we develop, market and sell our distributed systems products, including Professional, Dimensions, Mariner, Serena Business Mashups and Version Manager products. Competitors in the distributed systems market include IBM, Computer Associates, Microsoft, and other smaller private companies. Measurable portions of the market also use freeware tools to address their basic needs for issue/defect tracking and source code control.

Future Competition.    We may face competition in the future from established companies who have not previously entered the mainframe or distributed systems market or from emerging software companies. Increased competition may materially adversely affect our business, operating results and financial condition due to price reductions, reduced gross margins and reduction in market share. Established companies may not only develop their own mainframe or distributed systems solutions, but they may also acquire or establish cooperative relationships with our competitors, including cooperative relationships between large, established companies and smaller private companies. Because larger companies have significant financial and organizational resources available, they may be able to quickly penetrate the mainframe or distributed systems market through acquisitions or strategic relationships and may be able to leverage the technology and expertise of smaller companies and develop successful SCM products for the mainframe. We expect that the software industry in general, and providers of SCM solutions in particular, will continue to consolidate. It is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

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

If we are unable, for technological or other reasons, to develop and introduce new and improved products and services in a timely manner, this could materially adversely affect our business, operating results and financial condition. We have experienced product development delays in new version and update releases in the past and may experience similar or more significant product delays in the future. Difficulties in product development could delay or prevent the successful introduction or marketing of new or improved products or the delivery of new versions of our products to our customers. Any delay in releasing our new distributed systems products, for whatever reason, could have a material adverse effect on our business, operating results and financial condition.

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

Expansion of International Operations.    We have sales subsidiaries in the United Kingdom, Germany, Sweden, France, Belgium, Spain, the Netherlands, Australia and Singapore. If we are unable to expand our international operations successfully and in a timely manner, or if these operations experience declining revenue growth, this could materially adversely affect our business, operating results and financial condition. We have limited experience in marketing, selling and supporting our products in many countries. Additionally, we do not have significant experience in developing foreign language versions of our products. Such development may be more difficult or take longer than we anticipate. We may not be able to successfully market, sell, deliver and support our products internationally.

Risks of International Operations.    International sales were 34% of our total revenue in each of the last three fiscal years ended January 31, 2008, 2007 and 2006. Our international revenue is attributable principally to our European operations; however, we expect to continue to increase our investment in sales and marketing in the Asia Pacific region. Our international operations are, and any expanded international operations will be, subject to a variety of risks associated with conducting business internationally that could materially adversely affect our business, operating results and financial condition, including the following:

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

Third parties may claim that our current or future products and services infringe their proprietary rights. Any claims of this type could affect our relationships with existing customers and may prevent future customers from licensing our products or using our services. Because we are dependent upon a limited number of products and services, any such claims, with or without merit, could be time consuming to defend, result in costly litigation, cause product shipment or service deployment delays or require us to enter into royalty or licensing agreements. Royalty or license agreements may not be available on acceptable terms or at all. We expect that software product developers and SaaS providers will increasingly be subject to infringement claims as the number of products, services and competition in the software and SaaS industry segments increase and the functionality of products and services in different industry segments overlap. As a result of these factors, infringement claims could materially adversely affect our business and operating results.

Errors in our products or the failure of our products to conform to specifications could result in our customers demanding refunds from us or asserting claims for damages against us.

Because our software products and services are complex, they often contain errors or “bugs” that can be detected at any point in a product’s life cycle. While we continually test our products for errors and work with customers through our customer support services to identify and correct bugs in our software, we expect that errors in our products and services will continue to be found in the future. Although many of these errors may prove to be immaterial, certain of these errors could be significant. Detection of any significant errors may result in, among other things, loss of, or delay in, market acceptance and sales of our products and services, diversion of development resources, injury to our reputation, or increased service and warranty costs. These problems could materially adversely affect our business, operating results and financial condition. In the past we have discovered errors in certain of our products and have experienced delays in the shipment of our products during the period required to correct these errors. These delays have principally related to new version and product update releases. To date, none of these delays have materially affected our business. However, product and services errors or delays in the future, including any product and services errors or delays associated with the introduction of our distributed systems products and SaaS solutions, could be material. In addition, in certain cases we have warranted that our products will operate in accordance with specified customer requirements. If our products or services fail to conform to such specifications, customers could demand a refund for the software license fees or service fees paid to us or assert claims for damages.

Product liability claims asserted against us in the future could adversely affect our business.

We may be subject to claims for damages related to product errors in the future. A material product liability claim could materially adversely affect our business. Our license agreements with our customers typically contain provisions designed to limit exposure to potential product liability claims. Our standard software licenses provide that if our products fail to perform, we will correct or replace such products. If these corrective measures fail, we may be required to refund the license fee for the non-performing products. Our standard license agreement limits our liability for non-performing products to the amount of license fee paid. Our standard license also provides that we will not be liable for indirect or consequential damages caused by the failure of our products. Such limitation of liability provisions may, however, not be effective under the laws of certain jurisdictions to the extent local laws treat certain warranty exclusions as unenforceable. Although we have not experienced any product liability claims to date, the sale and support of our products entail the risk of such claims.

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

Our success will depend to a significant extent on the continued service of our senior executives and certain other key employees, including certain sales, consulting, technical and marketing personnel. If we lost the services of one or more of our executives or key employees, including if one or more of our executives or key employees decided to join a competitor or otherwise compete directly or indirectly with us, this could materially adversely affect our business. Other than Jeremy Burton, our Chief Executive Officer, Robert Pender, our Chief Financial Officer, and Michael Steinharter, our Senior Vice President, Worldwide Field Operations, none of our executive officers is party to an employment agreement with us. In addition, we do not maintain key man life insurance on our employees and have no plans to do so.

We recently announced a plan to provide our software to customers through on-demand services, which caries a number of risks that could harm our business.

In March 2008, we announced our plan to introduce three Software-as-a-Service (SaaS) solutions during the current fiscal year based on our existing Mariner and Serena Business Mashups products and an Agile ALM solution currently in development. We expect to sell these offerings to customers based on subscription service arrangements rather than perpetual licensing arrangements. This change in our business model caries a number of risks to our business, including the following:

•

we may experience a decline in revenue as we transition our business from perpetual licensing arrangements, which generally result in revenue recognized at the time delivery of the software has occurred and all other required elements for revenue recognition have been satisfied, to subscription service arrangements, which generally result in revenue recognized ratably over the term of the subscription service arrangement;

•	we may experience a decline in professional services revenue because implementation services are generally not required for the use of our SaaS solutions; and

•

we may experience a decline in net income and gross profit resulting from the higher costs associated with providing our SaaS solutions through a third-party hosting facility and our policy of paying sales commissions when the order is booked while the majority of revenue will be recognized ratably over the term of the subscription service arrangement.

The market for SaaS is at an early stage of development, and if it does not develop or develops more slowly than we expect, our business may be harmed.

The market for SaaS is at an early stage of development, and it is uncertain whether our SaaS solutions will achieve and sustain high levels of demand and market acceptance. The success of our SaaS solutions will depend to a substantial extent on the willingness of companies to increase their use of SaaS in general and for our Mariner, Serena Business Mashups and Agile ALM solutions in particular. The willingness of companies to increase their use of any on demand application services is in part dependent on the actual and perceived reliability of hosted solutions. In addition, many companies have invested substantial personnel and financial resources to integrate traditional enterprise software into their businesses and may be reluctant or unwilling to migrate to SaaS solutions. Other factors that may affect the market acceptance of our SaaS solutions include:

•	SaaS security capabilities, reliability and availability;

•	customer concerns with entrusting a third party to store and manage their data, particularly customer and other confidential data;

•	our ability to develop, market and operate our SaaS solutions;

•	our ability to meet the needs of the PPM, BPM and ALM markets;

•	our ability to achieve and maintain high levels of customer satisfaction;

•	the level of customization and configuration that we offer our customers;

•	our ability to implement upgrades and other changes to our software without disrupting our services; and

•	the price, performance and availability of competing products and services.

If businesses do not perceive the benefits of SaaS solutions in general, or our SaaS solutions in particular, then the market for these solutions may not develop further, or it may develop more slowly than we expect, either of which could adversely affect our business, operating results and financial condition.

We use a single data center to deliver our services. Any disruption of service at this facility could interrupt or delay our ability to deliver our on-demand services to our customers.

We host our SaaS solutions and serve all of our SaaS customers from a single third-party data center facility located in Virginia. The occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems could result in lengthy interruptions in our SaaS solutions. Our third-party data center facility provider has no obligation to renew its agreement with us on commercially reasonable terms, or at all. If we are unable to renew our agreement with the facility provider on commercially reasonable terms, we may experience costs or downtime in connection with the transfer to a new data center facility. If we were to transfer to a new data center facility, our customers could experience errors, defects, disruptions or other performance problems with our SaaS solutions. Any significant disruption or downtime in the delivery of our SaaS solutions could damage our reputation and relationships with our customers and materially adversely affect our business, operating results and financial condition.

If the security of our customers’ confidential information stored on our hosting systems or transmitted over the Internet by our SaaS solutions is breached or otherwise subjected to unauthorized access, our hosting service or SaaS solutions may be perceived as not being secure and our customers may curtail or stop using our hosting service and SaaS solutions.

Our hosting systems and SaaS solutions will store and transmit proprietary information and critical data belonging to our customers. Any accidental or willful security breaches or other unauthorized access could expose our customers and us to the risks of data corruption and loss. If security measures are breached because of third-party action, employee error, malfeasance or otherwise, or if design flaws in our SaaS solutions are exposed and exploited and, as a result, a third party obtains unauthorized access to any of our customers’ data, our relationships with our customers and our reputation could be damaged, our customers could discontinue using our SaaS solutions and our business, operating results and financial condition could be materially adversely affected.

The interests of our controlling stockholder may differ from the interests of the holders of our securities.

Silver Lake and its affiliates own, in the aggregate, approximately 67.1% of our outstanding common stock as of January 31, 2008 and beneficially own the only authorized share of our series A preferred stock. In addition, Silver Lake and its affiliates, by virtue of their ownership of our common stock and their voting rights under a stockholders agreement, control the vote, in connection with substantially all matters subject to stockholder approval, of approximately 99.4% of our outstanding common stock. As a result of this ownership and the terms of a stockholders agreement, Silver Lake is entitled to elect directors with majority voting power in our Board of Directors, to appoint new management and to approve actions requiring the approval of the holders of our outstanding voting shares as a single class, including adopting most amendments to our certificate of incorporation and approving mergers or sales of all or substantially all of our assets.

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

Our principal administrative, sales, marketing, consulting, education, customer support and research and development facilities are located at our headquarters in Redwood City, California and in Hillsboro, Oregon. We currently occupy an aggregate of approximately 35,000 square feet of office space in the Redwood City facility, 64,000 square feet of office space in the Hillsboro facility, 29,000 square feet of office space in the Bellevue facility, 20,000 square feet of office space in the St. Albans facility in the United Kingdom, 10,000 square feet of office space in the Ismaning facility in Germany, 8,000 square feet of office space in the Paris facility in France, 8,000 square feet of office space in the Colorado Springs facility, and 7,000 square feet of office space in the Woodland Hills facility under leases with terms running through July 2012, May 2011, January 2012, July 2010, November 2008, March 2011, April 2011 and May 2009, respectively. Management believes its current facilities will be adequate to meet our needs for at least the next twelve months. We believe that suitable additional facilities will be available in the future as needed on commercially reasonable terms.

We also lease office space for sales and marketing in various locations throughout North America and have subsidiaries in Canada, the United Kingdom, Germany, France, Belgium, Sweden, the Netherlands, Italy, Switzerland, India, Australia, Korea, China, Japan and Singapore.

ITEM 3.	LEGAL PROCEEDINGS

In the ordinary course of our business, we are subject to periodic legal proceedings and claims. Although we cannot predict with certainty the ultimate outcome of these matters, we do not believe that any currently pending legal proceeding to which we are a party is likely to have a material adverse effect on our business, results of operations, cash flows or financial condition.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our outstanding common stock is privately held, and there is no established public trading market for our common stock. As of the date of this filing, there were 17 holders of record of our common stock.

See ITEM 7, “Liquidity and Capital Resources” for a description of restrictions on our ability to pay dividends.

ITEM 6.	SELECTED FINANCIAL DATA

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

	Predecessor			Aggregate (1)	Successor
	Fiscal Year Ended January 31,
	2004	2005	2006	2007	2008
	(in thousands)
Consolidated Statement of Income (Loss) Data:
Revenue:
Software licenses	$45,469	$85,350	$90,554	$86,520	$78,405
Maintenance	51,050	98,558	136,009	134,605	155,465
Professional services	9,037	24,197	29,209	34,166	36,325

Total revenue	105,556	208,105	255,772	255,291	270,195

Cost of revenue:
Software licenses	668	3,149	3,211	2,735	1,861
Maintenance	6,378	11,441	13,225	13,662	15,551
Professional services	8,730	21,489	26,628	31,758	33,083
Amortization of acquired technology	6,513	14,051	16,921	37,853	35,217

Total cost of revenue	22,289	50,130	59,985	86,008	85,712

Gross profit	83,267	157,975	195,787	169,283	184,483

Operating expenses:
Sales and marketing	29,158	64,729	74,196	72,396	78,318
Research and development	14,025	31,219	34,678	35,803	40,384
General and administrative	7,342	18,711	18,868	18,684	20,129
Amortization of intangible assets	2,032	9,608	10,516	33,639	36,813
Acquired in-process research and development	—	10,400	—	4,100	—
Restructuring, acquisition and other charges	—	2,351	6,462	33,729	2,789

Total operating expenses	52,557	137,018	144,720	198,351	178,433

Operating income (loss)	30,710	20,957	51,067	(29,068)	6,050
Interest income	3,399	3,868	6,203	3,996	1,928
Interest expense	(413)	(3,300)	(3,300)	(45,417)	(47,535)
Fair market value adjustment to the interest rate swap	—	—	—	(1,154)	(7,378)
Amortization of debt issuance costs	(42)	(1,466)	(1,340)	(3,563)	(1,111)

Income (loss) before income taxes	33,654	20,059	52,630	(75,206)	(48,046)
Income tax expense (benefit)	12,303	10,573	17,363	(27,994)	(20,936)

Net income (loss)	$21,351	$9,486	$35,267	$(47,212)	$(27,110)

Consolidated Balance Sheet Data As of January 31, (1):
Cash, cash equivalents and short-term investments	$296,495	$150,108	$209,238	$68,467	$48,304
Working capital (deficit)	278,178	90,877	154,360	(20,902)	(17,038)
Total assets	473,661	695,119	668,634	1,347,447	1,243,545
Convertible subordinated debentures	220,000	220,000	220,000	5	5
Term loan	—	—	—	375,000	320,000
Senior subordinated notes	—	—	—	200,000	200,000
Total other long-term liabilities	13,166	56,753	40,537	169,915	141,102
Total stockholders’ equity	195,278	297,616	301,199	486,620	463,510

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

We acquired 100% of Pacific Edge’s outstanding common stock. The total purchase price was $16.5 million and consisted of cash consideration of $16.0 million and acquisition costs of $0.5 million. The total allocation of purchase price to the fair value of tangible net assets assumed, intangible assets and goodwill was $1.2 million, $9.2 million and $9.7 million, respectively, all net of $3.6 million allocated to deferred tax liability.

Spyglass Merger Corp.

On March 10, 2006, Spyglass Merger Corp., an affiliate of Silver Lake, a private equity firm, merged with and into Serena, a transaction we refer to in this report as the merger. Pursuant to the merger, Serena stockholders received $24.00 in cash in exchange for each share of stock, except that certain members of our management team retained a portion of their shares of Serena common stock or options to purchase Serena common stock after the merger. As a result of the merger, our common stock ceased to be traded on the NASDAQ National Market and we became a privately-held company, with approximately 56.5% of our common stock at the time of the merger on a fully diluted basis owned by investment funds affiliated with Silver Lake.

None of the $220.0 million of Serena convertible subordinated notes were converted into Serena common stock prior to the effective time of the merger, and so all the convertible subordinated notes became convertible into cash, following the merger, in an amount of $24.00 for each share of Serena common stock into which the convertible subordinated notes were convertible prior to the merger. Approximately $4,000 of the convertible subordinated notes, excluding conversion premiums totaling $1,000, remained outstanding on January 31, 2008. Holders had been able to convert such notes into cash in connection with the merger through March 25, 2006. On May 15, 2006, we extended the date on which holders could convert such notes into cash to May 30, 2006. On May 30, 2006, all but $4,000 of such notes, excluding the conversion premium of $1,000, were converted into cash.

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

Also, in connection with the merger, we entered into a senior secured credit agreement, issued senior subordinated notes, and entered into other related transactions, which we refer to collectively as the acquisition transactions. After consummation of the acquisition transactions, we are highly leveraged. As of January 31, 2008 we had outstanding $520.0 million in aggregate indebtedness, including the conversion premium on the convertible subordinated notes, with an additional $75.0 million of borrowing capacity available under our revolving credit facility. Our liquidity requirements are significant, primarily due to debt service requirements.

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

Our total revenue was $255.8 million, $255.3 million and $270.2 million in the fiscal years ended January 31, 2006, 2007 and 2008, respectively, representing a decrease of less than 1% from fiscal year 2006 to 2007 and an increase of 6% from fiscal year 2007 to 2008. The slight decrease in total revenues in the fiscal year ended January 31, 2007, when compared to the same period a year ago, was primarily the result of slower software purchasing activity and distractions related to the merger, and the deferred maintenance revenue write-down to fair value in connection with the merger, all partially offset by improvements in our consulting business, fueled in part by an increase in the number of large engagements. The increase in total revenue in the fiscal year ended January 31, 2008, when compared to the same period a year ago, was primarily the result of increases in maintenance revenue from consistent renewal rates and growth in our installed software licenses base, and to a lesser extent, maintenance price increases and improvements in our consulting business, all partially offset by slower software purchasing activity.

In the fiscal years ended January 31, 2006, 2007 and 2008, 67%, 66% and 66%, respectively, of our total software license revenue came from our distributed systems products and 33%, 34% and 34%, respectively, came from our mainframe products.

Historically, our revenue has been generally attributable to sales in North America, Europe and to a lesser extent Asia Pacific. Revenue attributable to sales in North America accounted for approximately 66% of our total revenue in each of the last three fiscal years ended January 31, 2006, 2007 and 2008. Our international revenue is attributable principally to our European operations. International revenue accounted for approximately 34% of our total revenue in each of the last three fiscal years ended January 31, 2006, 2007 and 2008, respectively.

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

On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, trade accounts receivable and allowance for doubtful accounts, impairment or disposal of long-lived assets, accounting for income taxes, impairment of goodwill, valuation of our common stock, and assumptions around valuation of our options and restricted stock, among other things. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We refer to accounting estimates of this type as critical accounting policies, which are discussed further below.

In addition to these estimates and assumptions that we utilize in the preparation of historical financial statements, the inability to properly estimate the timing and amount of future revenue could significantly affect our future operations. We must make assumptions and estimates as to the timing and amount of future revenue. Specifically, our sales personnel monitor the status of all proposals, including the estimated closing date and potential dollar amount of such transactions. We aggregate these estimates to generate a sales pipeline and then evaluate the pipeline to identify trends in our business. This pipeline analysis and related estimates of revenue may differ significantly from actual revenue in a particular reporting period as the estimates and assumptions were made using the best available data at the time, which is subject to change. Specifically, slowdowns in the global economy and information technology spending has caused and may continue to cause customer purchasing decisions to be delayed, reduced in amount or cancelled, all of which have reduced and could continue to reduce the rate of conversion of the pipeline into contracts. A variation in the pipeline or the conversion rate of the pipeline into contracts could cause us to plan or budget inaccurately and thereby could adversely affect our business, financial condition or results of operations. In addition, because a substantial portion of our software license contracts close in the latter part of a quarter, we may not be able to adjust our cost structure to respond to a variation in the conversion of the pipeline in a timely manner, and thereby the delays may adversely and materially affect our business, financial condition or results of operations.

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

For multiple element arrangements, VSOE must exist for the undelivered elements to allocate the total fee among all delivered and non-essential undelivered elements of the arrangement. If the undelivered elements of the arrangement are essential to the functionality of the product, revenue is deferred until the essential elements are delivered. If VSOE does not exist for one or more non-essential undelivered elements, revenue is deferred until such evidence does exist for the undelivered elements, or until all elements are delivered, whichever is earlier. If VSOE of all non-essential undelivered elements exists but VSOE does not exist for one or more delivered elements, revenue is recognized using the residual method. Under the residual method, the revenue for the undelivered elements is deferred based upon VSOE and the remaining portion of the arrangement fee is recognized as revenue for the delivered elements, assuming all other criteria for revenue recognition have been met. If we could no longer establish VSOE for non-essential undelivered elements of multiple element arrangements, revenue would be deferred until all elements are delivered or VSOE is established for the undelivered elements, whichever is earlier.

We sell products to our end users and distributors under license agreements or purchase orders. Software license revenue from license agreements or purchase orders is recognized upon receipt and acceptance of a signed contract or purchase order and delivery of the software, provided the related fee is fixed or determinable and collection of the fee is probable. If an acceptance period is required, revenue is recognized upon the earlier of customer acceptance or the expiration of the acceptance period, as defined in the applicable software license agreement. Each new license includes maintenance, which includes the right to receive telephone support, “bug fixes” and unspecified upgrades and enhancements, for a specified duration of time, usually one year. The fee associated with such agreements is allocated between software license revenue and maintenance revenue based on the residual method.

We recognize maintenance revenue ratably over the life of the related maintenance contract. Maintenance contracts on perpetual licenses generally renew annually. We typically invoice and collect maintenance fees on an annual basis at the anniversary date of the license. Deferred revenue represents amounts received by us in advance of performance of the maintenance obligation. Professional services revenue includes fees derived from the delivery of training, installation, and consulting services. Revenue from training, installation, and consulting services is recognized on a time and materials basis as the related services are performed. These services have not historically involved significant production, modification or customization of the software and the services have not been essential to the functionality of the software.

Stock-based Compensation.    Effective February 1, 2006, we adopted the provisions of, and accounted for stock-based compensation in accordance with, the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123R (“SFAS 123R”), “Share-Based Payment.” We elected the modified prospective application method of adoption, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Under the fair value recognition provisions of SFAS 123R stock-based compensation cost is measured at the grant date based on the fair value of the award over the requisite service period, which is the vesting period. For stock-based awards granted on or after February 1, 2006, we have elected the graded-vesting attribution method for recognizing stock-based compensation expense over the requisite service period for each separately vesting tranche of awards as though the awards were, in substance, multiple awards. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation costs estimated for the SFAS No. 123 pro forma disclosures.

We currently use the Black-Scholes option pricing model to determine the fair value of stock options. The determination of the fair value of stock-based awards on the date of grant using an option-pricing model is affected by our estimate of fair value for our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.

Our common stock is privately held and therefore there is no public market for our common stock. To assist management in determining the estimated fair value of our common stock, we engaged an independent valuation specialist to perform valuations as of July 31 and January 31 of each fiscal year. In estimating the fair value of our common stock as of January 31, 2008, the independent valuation firm employed a two-step approach that first estimated the fair value of our company as a whole, and then allocated the enterprise value to our common stock. These estimates were also used to assist management in measuring our expected stock price volatility over time.

We estimate the expected term of options granted based on observed and expected time to post-vesting exercise or cancellations. Expected volatility is based on the combination of historical volatility of our common stock and our peer group’s common stock over the period commensurate with the expected life of the options. We base the risk-free interest rate that we use in the option pricing model on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options. We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option pricing model. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use forecasted projections to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. All stock-based awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods.

If factors change and we employ different assumptions for estimating stock-based compensation expense in future periods or if we decide to use a different valuation model, the future periods may differ significantly from what we have recorded in the current period and could materially affect our operating income and net income.

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable, characteristics not present in our option grants. Existing valuation models, including the Black-Scholes and lattice binomial models, may not provide reliable measures of the ultimately realized fair values of our stock-based awards. Consequently, there is a risk that our estimates of the fair values of our stock-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those stock-based payments in the future. Certain stock-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that are significantly higher than the fair values originally estimated on the grant date and reported in our financial statements. There currently is no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values.

Stock-based compensation expense related to employee stock options and restricted stock awards recognized under SFAS 123R was $18.7 million and $7.3 million for the Predecessor period from February 1, 2006 through March 9, 2006 and the Successor period from March 10, 2006 through January 31, 2007, respectively, and $5.9 million for the Successor fiscal year ended January 31, 2008.

See notes 1(q) and 7 of notes to our consolidated financial statements for further information regarding the SFAS 123R disclosures.

Valuation of Long-Lived Assets, Including Goodwill.    In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” assets such as property, plant and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events or changes in circumstances include, but are not limited to, a significant decrease in the fair value of the underlying business or asset, a significant decrease in the benefits realized from the acquired business or asset, difficulties or delays in integrating the business, or a significant change in the operations of the acquired business or use of an asset. Recoverability of long-lived assets other than goodwill is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Significant management judgment is required in identifying a triggering event that arises from a change in circumstances; forecasting future operating results; and estimating the proceeds from the disposition of long-lived or intangible assets. Material impairment charges could be necessary should different conditions prevail or different judgments be made. Assets to be disposed of would be separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and would be no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet.

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

We completed this test during the fourth quarters of fiscal year 2006, fiscal year 2007 and fiscal year 2008, and we have not recorded an impairment loss on goodwill.

Derivative Instruments.    We account for derivative instruments in accordance with the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Certain Hedging Activities” (“SFAS 133”), as amended by Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS 133” (“SFAS 138”) and Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). In accordance with these standards, all derivative instruments are recorded on the balance sheet at their respective fair values.

In the second fiscal quarter ended July 31, 2006, we entered into an interest rate swap transaction to effectively convert the variable interest rate on a portion of its $400.0 million senior secured term loan to a fixed rate. The swap, which expires on April 10, 2010, is recorded on the balance sheet at fair value in accordance with SFAS 133. The swap has not been designated as a hedge and accordingly, changes in the fair value of the derivative are recognized in the consolidated statement of operations. The notional amount of the swap was $250.0 million initially and amortizes down over time to $126.0 million at the time the swap transaction expires on April 10, 2010. Under the terms of the swap, we will make interest payments based on a fixed rate equal to 5.38% and will receive interest payments based on the LIBOR setting rate, set in arrears.

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

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted this Interpretation effective February 1, 2007. See Note 8 for further information regarding this standard and the impact of its adoption on our consolidated results of operations or financial position.

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides interpretive guidance on how registrants should quantify financial statement misstatements. There are two commonly used methods to quantify misstatements—the “rollover” method (which primarily focuses on the income statement impact of misstatements) and the “iron curtain” method (which focuses on the balance sheet impact). SAB 108 requires registrants to use a dual approach whereby both of these methods are considered in evaluating the materiality of financial statement errors. SAB 108 was effective for fiscal years ending on or after November 15, 2006. We adopted this Bulletin effective February 1, 2007. This Bulletin did not have a material impact on our consolidated results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. We are currently in the process of evaluating the impact of SFAS No. 157 on our consolidated results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities (as amended),” an amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities (as amended).” SFAS No. 159 permits entities to choose to measure many financial instruments and certain warranty and insurance contracts at fair value on a contract-by-contract basis. The Statement applies to all reporting entities, including not-for-profit organizations, and contains financial statement presentation and disclosure requirements for assets and liabilities reported at fair value as a consequence of the election. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted subject to certain conditions, however an early adopter must also adopt SFAS 157 at the same time. We are currently in the process of evaluating the impact of SFAS No. 159 on its consolidated results of operations or financial position.

Historical Results of Operations

The following table sets forth our historical results of operations expressed as a percentage of total revenue and is not necessarily indicative of the results for any future period. Historical results include the post-acquisition results of the Apptero product from March 7, 2005, and Pacific Edge Software, Inc., or Pacific Edge, from October 20, 2006.

For purposes of the fiscal year ended January 31, 2007 discussed herein, we have aggregated the Predecessor period from February 1, 2006 through March 9, 2006 and the Successor period from March 10, 2006 through January 31, 2007, without further adjustment. The supplemental aggregate disclosures and discussions are not in accordance with, or an alternative for, generally accepted accounting principles, and are provided solely for the purpose of providing additional supplemental information when comparing the Predecessor period from February 1, 2006 through March 9, 2006 plus the Successor period from March 10, 2006 through January 31, 2007 to the Predecessor fiscal year ended January 31, 2006 and the Successor fiscal year ended January 31, 2008.

The following table sets forth our results of operations expressed as a percentage of total revenue. These operating results for the periods presented are not necessarily indicative of the results for the full fiscal year or any other period.

	Predecessor		Successor
		Fiscal Year Ended January 31, 2007
	Fiscal Year Ended January 31, 2006	For the Period From February 1, 2006 to March 9, 2006	For the Period From March 10, 2006 to January 31, 2007	Fiscal Year Ended January 31, 2008
Revenue:
Software licenses	35%	14%	36%	29%
Maintenance	53%	71%	51%	58%
Professional services	12%	15%	13%	13%

Total revenue	100%	100%	100%	100%

Cost of revenue:
Software licenses	1%	1%	1%	1%
Maintenance	5%	7%	5%	6%
Professional services	10%	16%	12%	12%
Amortization of acquired technology	7%	9%	16%	13%

Total cost of revenue	23%	33%	34%	32%

Gross profit	77%	67%	66%	68%

Operating expenses:
Sales and marketing	29%	33%	28%	29%
Research and development	14%	18%	13%	15%
General and administrative	7%	9%	7%	7%
Amortization of intangible assets	4%	5%	14%	14%
Acquired in-process research and development	—	—	2%	—
Restructuring, acquisition and other charges	3%	162%	1%	1%

Total operating expenses	57%	227%	65%	66%

Operating income (loss)	20%	(160)%	1%	2%
Interest income	3%	5%	1%	1%
Interest expense	(1)%	(2)%	(19)%	(18)%
Change in the fair value of derivative instrument	—	—	—	(3)%
Amortization of debt issuance costs	(1)%	(10)%	(1)%	—

Income (loss) before income taxes	21%	(167)%	(18)%	(18)%
Income tax expense (benefit)	7%	(42)%	(8)%	(8)%

Net income (loss)	14%	(125)%	(10)%	(10)%

Comparison of Fiscal Years Ended January 31, 2006, 2007 and 2008

Revenue

Our total revenue was $255.8 million, $255.3 million and $270.2 million in fiscal year 2006, 2007 and 2008, respectively, representing a decrease of less than 1% from fiscal year 2006 to 2007 and an increase of 6% from fiscal year 2007 to fiscal year 2008.

The following table summarizes software licenses, maintenance and professional services revenues for the periods indicated:

	Predecessor	Aggregate (1)	Successor	Fiscal Year 2007 vs. 2006 Increase (Decrease)		Fiscal Year 2008 vs. 2007 Increase (Decrease)
	Fiscal Years Ended January 31,
	2006	2007	2008	In Dollars	In %	In Dollars	In %
	(dollars in thousands)
Revenue:
Software licenses	$90,554	$86,520	$78,405	$(4,034)	(4)%	$(8,115)	(9)%
Maintenance	136,009	134,605	155,465	(1,404)	(1)%	20,860	15%
Professional services	29,209	34,166	36,325	4,957	17%	2,159	6%

Total revenue	$255,772	$255,291	$270,195	$(481)	—%	$14,904	6%

(1)	For purposes of the fiscal year ended January 31, 2007 discussed herein, we have aggregated the Predecessor period from February 1, 2006 through March 9, 2006 and the Successor period from March 10, 2006 through January 31, 2007, without further adjustment.

Software Licenses.    Software licenses revenue was $90.6 million, $86.5 million and $78.4 million in fiscal year 2006, 2007 and 2008, respectively, representing 35%, 34% and 29% of total revenue, respectively. Software licenses revenue decreased $4.0 million, or 4%, from fiscal year 2006 to 2007 and $8.1 million, or 9%, from fiscal year 2007 to 2008. The decrease in fiscal year 2007, when compared to fiscal year 2006, was primarily a result of slower overall IT purchasing activity, distractions related to the merger, and post-merger changes to sales compensation plans. The decrease in fiscal year 2008, when compared to fiscal year 2007, was primarily the result of slower IT purchasing activity across most of our distributed systems and mainframe product families, offset in part by increases in ChangeMan ZMF licenses and sales of our Mariner product from the Pacific Edge acquisition late in fiscal year 2007. In particular, our core SCM products continue to make up a significant portion of our total software license revenue. Combined, they accounted for $77.3 million, $70.8 million and $71.3 million in fiscal year 2006, 2007 and 2008, representing 85%, 82% and 91% of total software license revenue, respectively. Distributed systems products accounted for $51.8 million, or 66%, of total software licenses revenue in fiscal year 2008 as compared to $57.0 million, or 66%, and $60.7 million, or 67%, in fiscal year 2007 and 2006, respectively. We expect that our Dimensions, Professional and Serena Business Mashups family of products will continue to account for a substantial portion of software license revenue in the future.

Maintenance.    Maintenance revenue was $136.0 million, $134.6 million and $155.5 million in fiscal year 2006, 2007 and 2008, respectively, representing 53%, 53% and 58% of total revenue, respectively. Maintenance revenue decreased $1.4 million, or 1%, from fiscal year 2006 to 2007 and increased $20.9 million, or 15%, from fiscal year 2007 to 2008. In general, dollar increases in maintenance revenue reflect consistent renewal rates and growth in installed software licenses base, as new licenses generally include one year of maintenance, renewals of maintenance agreements by existing customers and, to a lesser extent, maintenance price increases, all partially offset by some cancellations in mainframe tool maintenance contracts. The decrease in fiscal year 2007, when compared to fiscal 2006, was primarily due to the deferred maintenance revenue write-down to fair value recorded in connection with the merger totaling $12.5 million in the fiscal year ended January 31, 2007; offset by increases due to growth of our installed software license base, as new licenses generally include one year of maintenance, and to a lesser extent maintenance price increases. The increase in fiscal year 2008, when compared to fiscal year 2007, was primarily due to the growth in installed software license base, as new licenses generally include one year of maintenance, maintenance price increases, and the reduced effect in the current fiscal year of the deferred maintenance revenue write-down to fair value recorded in connection with purchase accounting for the merger (totaling $2.2 million in the fiscal year ended January 31, 2008, as compared to a write-down of $12.5 million in the fiscal year ended January 31, 2007), all partially offset by some maintenance cancellations. We expect maintenance revenue to grow in absolute dollars in the near term as maintenance contracts continue to renew at consistent rates and additional software licenses are sold.

Professional Services.    Professional services revenue was $29.2 million, $34.2 million and $36.3 million in fiscal year 2006, 2007 and 2008, respectively, representing 12%, 13% and 13% of total revenue, respectively. Professional services revenue increased $5.0 million, or 17%, from fiscal year 2006 to 2007 and $2.2 million, or 6%, from fiscal year 2007 to fiscal year 2008. The year-over-year absolute and percentage increases in fiscal year 2007 were due in large part to our acquisition of Merant together with improvement in our consulting business, fueled in part by increases in large engagements. The year-over-year increase in fiscal year 2008 was primarily attributable to consulting opportunities resulting from our installed customer base and our expanded consulting service capabilities, all partially offset by price pressures on consulting rates, and the deferral of existing consulting projects. We expect professional services revenue to grow slightly in absolute dollars in the near term.

Cost of Revenue

Cost of revenue, consisting of cost of software licenses, cost of maintenance, cost of professional services and amortization of acquired technology was $60.0 million, $86.0 million and $85.7 million in fiscal year 2006, 2007 and 2008, representing 23%, 34% and 32% of total revenue, respectively. Cost of revenue increased $26.0 million, or 43%, from fiscal year 2006 to 2007 and decreased $0.3 million, or 0%, from fiscal year 2007 to 2008. Cost of revenue increased from fiscal year 2006 to fiscal year 2007, both in absolute dollar terms and as a percentage of total revenue, due principally to increases in stock-based compensation costs as a result of adopting SFAS 123R at the beginning of fiscal year 2007. Cost of revenue decreased slightly from fiscal year 2007 to fiscal year 2008 primarily due to a decrease in amortization of acquired technologies, and to a lesser extent, decreases in costs associated with integrating third party technologies into our distributed systems products and a decrease in stock-based compensation costs, all partially offset by increases in costs associated with supporting our customer support and professional services organizations.

The following table summarizes cost of revenue for the periods indicated:

	Predecessor	Aggregate (1)	Successor	Fiscal Year 2007 vs. 2006 Increase (Decrease)		Fiscal Year 2008 vs. 2007 Increase (Decrease)
	Fiscal Years Ended January 31,
	2006	2007	2008	In Dollars	In %	In Dollars	In %
	(dollars in thousands)
Cost of revenue:
Software licenses	$3,211	$2,735	$1,861	$(476)	(15)%	$(874)	(32)%
Maintenance	13,225	13,662	15,551	437	3%	1,889	14%
Professional services	26,628	31,758	33,083	5,130	19%	1,325	4%
Amortization of acquired technology	16,921	37,853	35,217	20,932	124%	(2,636)	(7)%

Total cost of revenue	$59,985	$86,008	$85,712	$26,023	43%	$(296)	—%

Percentage of total revenue	23%	34%	32%

(1)	For purposes of the fiscal year ended January 31, 2007 discussed herein, we have aggregated the Predecessor period from February 1, 2006 through March 9, 2006 and the Successor period from March 10, 2006 through January 31, 2007, without further adjustment.

Software Licenses.    Cost of software licenses consists principally of fees associated with integrating third party technology into our Professional and Dimensions distributed systems products and, to a lesser extent, salaries, bonuses and other costs associated with our product release organization. Cost of software licenses was $3.2 million, $2.7 million and $1.9 million in fiscal year 2006, 2007 and 2008, representing 4%, 3% and 2% of total software licenses revenue, respectively. Cost of software licenses decreased $0.5 million, or 15%, from fiscal year 2006 to 2007 and $0.9 million from fiscal year 2007 to fiscal year 2008. The decrease in fiscal year 2007, when compared to fiscal year 2006, and the decrease in fiscal year 2008, when compared to fiscal year 2007, was primarily due to decreased sales of our distributed systems licenses containing fees associated with integrating third party technology.

Maintenance.    Cost of maintenance consists primarily of salaries, bonuses and other costs associated with our customer support organizations. Cost of maintenance was $13.2 million, $13.7 million and $15.6 million in fiscal year 2006, 2007 and 2008, respectively, representing 10% of total maintenance revenue in each of the three fiscal years. Cost of maintenance increased $0.4 million, or 3%, from fiscal year 2006 to 2007 and increased $1.9 million, or 14%, from fiscal year 2007 to 2008. The absolute dollar increase in fiscal year 2007, when compared to fiscal year 2006, was primarily attributable to an increase in stock-based compensation costs as a result of adopting SFAS 123R at the beginning of fiscal year 2007 and increases associated with our customer support organization, as a result of growth in both our maintenance revenue and installed customer base with the RTM technology acquisition in the second quarter of fiscal year 2005 and the Pacific Edge acquisition in the third quarter of fiscal year 2007. The absolute dollar increase in fiscal year 2008, when compared to fiscal year 2007, was primarily attributable to increases associated with our customer support organization, as a result of growth in both our maintenance revenue and installed customer base with our acquisition of Pacific Edge in the third quarter of fiscal year 2007, partially offset by decreases in stock-based compensation costs.

Professional Services.    Cost of professional services consists of salaries, bonuses and other costs associated with supporting our professional services organization. Cost of professional services was $26.6 million, $31.8 million and $33.1 million in fiscal year 2006, 2007 and 2008, respectively, representing 91%, 93% and 91% of total professional services revenue, respectively. Cost of professional services increased $5.1 million, or 19%, from fiscal year 2006 to 2007 and $1.3 million, or 4%, from fiscal year 2007 to 2008. The absolute dollar increase in fiscal year 2007, when compared to fiscal year 2006, was due principally to an increase in salaries, benefits and other employee related expenses associated with our professional services organization to support higher professional services revenue and an increase in stock-based compensation costs as a result of adopting SFAS 123R at the beginning of fiscal year 2007. The absolute dollar increase in fiscal year 2008, when compared to fiscal year 2007, was due principally to an increase in salaries, benefits and other employee related expenses associated with our professional services organization to support higher professional services revenue offset in part by a decrease in stock-based compensation.

Amortization of Acquired Technology in the Predecessor Company Through March 9, 2006.    In connection with various prior acquisitions including more recently TeamShare, Merant, the RTM technology and the Business Application Planning technology, we recorded $93.8 million in acquired technologies, offset by amortization totaling $50.4 million as of March 9, 2006. Amortization of acquired technology was $16.9 million and $1.8 million in the Predecessor fiscal year 2006 and Predecessor period February 1, 2006 through March 9, 2006, respectively.

Amortization of Acquired Technology in the Successor Company for Periods After March 9, 2006.    In connection with our merger in March 2006, and to a lesser extent, two small technology acquisitions in March 2006 and October 2006, we recorded $178.2 million in acquired technology, offset by amortization totaling $71.4 million as of January 31, 2008. Amortization of acquired technology was $36.1 million and $35.2 million in the Successor period March 10, 2006 through January 31, 2007 and Successor fiscal year 2008, respectively. We expect to record $8.7 million per quarter in amortization expense over the next nine fiscal quarters and $8.3 million per quarter for the next four fiscal quarters following immediately thereafter.

Operating Expenses

The following table summarizes operating expenses for the periods indicated:

	Predecessor	Aggregate (1)	Successor	Fiscal Year 2007 vs. 2006 Increase (Decrease)		Fiscal Year 2008 vs. 2007 Increase (Decrease)
	Fiscal Years Ended January 31,
	2006	2007	2008	In Dollars	In %	In Dollars	In %
	(dollars in thousands)
Operating expenses:
Sales & marketing	$74,196	$72,396	$78,318	$(1,800)	(2)%	$5,922	8%
Research & development	34,678	35,803	40,384	1,125	3%	4,581	13%
General & administrative	18,868	18,684	20,129	(184)	(1)%	1,445	8%
Amortization of intangible assets	10,516	33,639	36,813	23,123	220%	3,174	9%
Acquired in-process research & development	—	4,100	—	4,100	( *)	(4,100)	(100)%
Restructuring, acquisition and other charges	6,462	33,729	2,789	27,267	422%	(30,940)	(92)%

Total operating expenses	$144,720	$198,351	$178,433	$53,631	37%	$(19,918)	(10)%

Percentage of total revenue	57%	78%	66%

(1)	For purposes of the fiscal year ended January 31, 2007 discussed herein, we have aggregated the Predecessor period from February 1, 2006 through March 9, 2006 and the Successor period from March 10, 2006 through January 31, 2007, without further adjustment.
(*)	Percentage is not meaningful.

Sales and Marketing.    Sales and marketing expenses consist primarily of salaries, commissions and bonuses, payroll taxes and employee benefits as well as travel, entertainment and marketing expenses. Sales and marketing expenses were $74.2 million, $72.4 million and $78.3 million in fiscal year 2006, 2007 and 2008, respectively, representing 29%, 28% and 29% of total revenue, respectively. Sales and marketing expenses decreased $1.8 million, or 2%, from fiscal year 2006 to 2007 and increased $5.9 million, or 8%, from fiscal year 2007 to 2008. The absolute dollar decrease in fiscal year 2007, when compared to fiscal year 2006, was primarily the result of a decrease in costs connected to lower software license fees and general cost cutting initiatives, all partially offset by an increase in stock-based compensation costs associated with our adoption of SFAS 123R at the beginning of fiscal year 2007. The absolute dollar increase in fiscal year 2008, when compared to fiscal year 2007, was primarily the result of the expansion of our direct sales and marketing organizations to support license revenue growth and marketing activities related to future products and services, all partially offset by a decrease in stock-based compensation costs. In absolute dollar terms, we expect sales and marketing expenses to increase as we continue to hire additional sales and marketing personnel, market our distributed systems products and SaaS solutions and undertake additional marketing programs and activities.

Research and Development.    Research and development expenses consist primarily of salaries, bonuses, payroll taxes and employee benefits and costs attributable to research and development activities. Research and development expenses were $34.7 million, $35.8 million and $40.4 million in fiscal year 2006, 2007 and 2008, respectively, representing 14%, 14% and 15% of total revenue, respectively. Research and development expenses increased $1.1 million, or 3%, from fiscal year 2006 to 2007 and $4.6 million, or 13%, from fiscal year 2007 to 2008. The increase in fiscal year 2007, when compared to fiscal year 2006, was primarily attributable to increases in stock-based compensation expenses associated with our adoption of SFAS 123R at the beginning of fiscal year 2007. The increase in fiscal year 2008, when compared to fiscal year 2007, was primarily attributable to increased costs generally associated with the expansion of our research and development efforts to enhance existing products and develop our distributed systems products and SaaS solutions based on our Mariner and Serena Business Mashups products, all partially offset by a decrease in stock-based compensation costs. We expect research and development expenses to increase, both in absolute dollar terms and as a percentage of total revenue, as we enhance our products and hire additional research and development personnel primarily to develop our distributed systems and SaaS solutions.

General and Administrative.    General and administrative expenses consist primarily of salaries, bonuses, payroll taxes and benefits and certain non-allocable administrative costs, including legal and accounting fees and bad debts. General and administrative expenses were $18.9 million, $18.7 million and $20.1 million in fiscal year 2006, 2007 and 2008, respectively, representing 7% of total revenue in each of the last three fiscal years. General and administrative expenses decreased $0.2 million, or 1%, from fiscal year 2006 to 2007 and increased $1.4 million, or 8%, from fiscal year 2007 to 2008. In fiscal year 2007, when compared to fiscal year 2006, general and administrative costs decreased primarily due to the elimination of costs associated with a publicly-held company, including costs associated with investor relations and compliance with certain requirements of the Sarbanes-Oxley Act and securities laws that are applicable only to publicly-held companies; all partially offset by increases in general and administrative costs primarily due to increases in stock-based compensation expense associated with the adoption of SFAS 123R in the beginning of fiscal year 2007. In fiscal year 2008, when compared to fiscal year 2007, general and administrative costs increased primarily due to general growth in our general and administrative infrastructure to support the expansion of our sales and marketing organizations and research and development efforts, all partially offset by a decrease in stock-based compensation expense. We expect general and administrative expenses to increase in absolute dollar terms as we expand our infrastructure and our operations in the future.

Amortization of Intangible Assets in the Predecessor Company Through March    9, 2006.    In connection with various prior acquisitions including more recently TeamShare and Merant, we recorded $65.3 million in identifiable intangible assets, offset by amortization totaling $24.9 million as of March 9, 2006. Amortization of intangible assets was $10.5 million and $1.1 million in the Predecessor fiscal year 2006 and Predecessor period February 1, 2006 through March 9, 2006, respectively.

Amortization of Intangible Assets in the Successor Company for Periods After March 9, 2006.    In connection with our merger in March 2006, and to a lesser extent, a small technology acquisition in October 2006, we recorded $293.2 million in identifiable intangible assets, offset by amortization totaling $69.4 million as of January 31, 2008. We expect to record $9.2 million per quarter in amortization expense over the next three fiscal years.

Acquired In-Process Research and Development.    In connection with the merger, we recognized a charge in the first quarter of fiscal year 2007 of $4.1 million for acquired in-process research and development. See note 6 of notes to our consolidated financial statements for additional information related to the acquired in-process research and development charge.

Restructuring, Acquisition and Other Charges.    In connection with the merger we have incurred and expect to incur transaction, restructuring , acquisition and other charges related to the merger that are not part of ongoing operations. Such charges include certain employee payroll, severance and other employee related costs associated with transitional activities that are not part of ongoing operations, and travel and other direct costs associated with the merger. We incurred $6.5 million, $33.7 million and $2.8 million of these charges in fiscal year 2006, 2007 and 2008, respectively. See note 4(b) of notes to our consolidated financial statements for additional information related to the restructuring, acquisition and other charges.

Other Income (Expense)

The following table summarizes total other income (expense) for the periods indicated:

	Predecessor	Aggregate (1)	Successor	Fiscal Year 2007 vs. 2006 Increase (Decrease)			Fiscal Year 2008 vs. 2007 Increase (Decrease)
	Fiscal Years Ended January 31,
	2006	2007	2008	In Dollars	In %		In Dollars	In %
	(dollars in thousands)
Other income (expense):
Interest income	$6,203	$3,996	$1,928	$(2,207)	(36)%		$(2,068)	(52)%
Interest expense	(3,300)	(45,417)	(47,535)	(42,117)	(	*)	(2,118)	5%
Change in fair value of derivative instrument	—	(1,154)	(7,378)	(1,154)	(	*)	(6,224)	539%
Amortization of debt issuance cost	(1,340)	(3,563)	(1,111)	(2,223)	(166)%		2,452	(69)%

Total other income (expense)	$1,563	$(46,138)	$(54,096)	$(47,701)	(	*)	$(7,958)	17%

Percentage of total revenue	1%	(18)%	(20)%

(1)	For purposes of the fiscal year ended January 31, 2007 discussed herein, we have aggregated the Predecessor period from February 1, 2006 through March 9, 2006 and the Successor period from March 10, 2006 through January 31, 2007, without further adjustment.
(*)	Percentage is not meaningful.

Interest Income.    Interest income was $6.2 million, $4.0 million and $1.9 million in fiscal year 2006, 2007 and 2008, respectively, representing a decrease of $2.2 million, or 36%, in fiscal year 2007 over 2006 and a decrease of $2.1 million, or 52%, in fiscal year 2008, when compared to fiscal year 2007. The decrease in fiscal year 2007, when compared to fiscal year 2006, was principally due to decreases in balances on interest-bearing accounts, such as cash and cash equivalents, and both short- and long-term investments, resulting from the merger in which we paid $827 million in cash in the first fiscal quarter ended April 30, 2006 net of $600 million in proceeds from borrowings, all partially offset by increases in cash balances resulting from the accumulation of earnings and higher yields. The decrease in fiscal year 2008, when compared to fiscal year 2007, was principally due to decreases in balances on interest-bearing accounts, such as cash and cash equivalents, resulting from servicing and paying down principal on our debt, all partially offset by increases in cash balances resulting from the accumulation of earnings.

Interest Expense.    We recorded interest expense totaling $3.3 million and $0.4 million in the Predecessor fiscal year 2006 and the Predecessor period from February 1, 2006 through March 9, 2006, respectively, in connection with our offering of our convertible subordinated notes in the fourth fiscal quarter of 2004, in which we raised $213.3 million in cash, net of costs. We recorded interest expense totaling $45.1 million and $47.5 million in the Successor period from March 10, 2006 through January 31, 2007 and Successor fiscal year 2008, respectively, in connection with the merger in the first fiscal quarter of 2007 and our borrowings of $400 million in a senior secured term credit facility and an additional $200 million in senior subordinated notes.

Change in Fair Value of Derivative Instrument.    We use an interest rate swap as part of our interest rate risk management strategy. In the second fiscal quarter ended July 31, 2006, we entered into an interest rate swap transaction to effectively convert the variable interest rate on a portion of the $400.0 million senior secured term loan to a fixed rate. The swap, which expires on April 10, 2010, is recorded on the balance sheet at fair value in accordance with SFAS 133. The swap has not been designated as a hedge, and accordingly, changes in the fair value of the derivative are recognized in the statement of operations. The notional amount of the swap was $250.0 million initially and amortizes down over time to $126.0 million at the time the swap transaction expires on April 10, 2010. Under the terms of the swap, we will make interest payments based on a fixed rate equal to

5.38% and will receive interest payments based on the LIBOR setting rate, set in arrears. In fiscal year 2007 and 2008, we recorded $1.2 million and $7.4 million, respectively, in expense related to the changes in the fair value of the derivative.

Amortization of Debt Issuance Costs.    We recorded amortization of debt issuance costs totaling $1.3 million and $0.1 million in the Predecessor fiscal year and 2006 and the Predecessor period from February 1, 2006 through March 9, 2006, respectively, in connection with our offering of our convertible subordinated notes in the fourth fiscal quarter of 2004, in which we capitalized $6.7 million in debt issuance costs. We recorded amortization of debt issuance costs totaling $1.8 million, $1.6 million and $1.1 million in the Predecessor period from February 1, 2006 through March 9, 2006, the Successor period from March 10, 2006 through January 31, 2007 and the Successor fiscal year 2008, respectively, in connection with the merger in the first fiscal quarter of 2007 and our borrowings of $400 million in a senior secured term credit facility and an additional $200 million in senior subordinated notes.

Income Tax Expense (Benefit)

The following table summarizes total income tax expense (benefit) for the periods indicated:

	Predecessor	Aggregate (1)	Successor	Fiscal Year 2007 vs. 2006 Increase (Decrease)		Fiscal Year 2008 vs. 2007 Increase (Decrease)
	Fiscal Years Ended January 31,
	2006	2007	2008	In Dollars	In %	In Dollars	In %
	(dollars in thousands)
Income tax expense (benefit):
Total income tax expense (benefit)	$17,363	$(27,994)	$(20,936)	$(45,357)	(261)%	$7,058	(25)%

Percentage of total revenue	7%	(11)%	(8)%

(1)	For purposes of the fiscal year ended January 31, 2007 discussed herein, we have aggregated the Predecessor period from February 1, 2006 through March 9, 2006 and the Successor period from March 10, 2006 through January 31, 2007, without further adjustment.

Income Taxes.    Income tax expense was $17.4 million in fiscal year 2006, representing an effective income tax rate of 33%. Income tax benefits of $28.0 million and $20.9 million were recorded in fiscal year 2007 and 2008, respectively, representing effective income tax rate benefits of 37% and 43%, respectively. The effective income tax rate benefit increased to 43% in fiscal year 2008 from 37% in fiscal year 2007 primarily as a result of lower tax rates in non-U.S. jurisdictions, the release of a reserve for uncertain tax positions and higher than expected benefits from U.S. research and experimentation tax credits. Our effective income tax rate has historically benefited from the U.S. research and experimentation tax credit and lower tax rates in certain foreign jurisdictions.

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

Liquidity and Capital Resources

Cash and, Cash Equivalents.    Since our inception, we have financed our operations and met our capital expenditure requirements through cash flows from operations. As of January 31, 2008, we had $48.3 million in cash and cash equivalents.

Net Cash Provided by Operating Activities.    Cash flows provided by operating activities were $81.4 million, $55.0 million and $40.8 million in fiscal year 2006, 2007 and 2008, respectively. In fiscal year 2006, our cash flows provided by operating activities exceeded net income principally as a result of the inclusion of non-cash expenses in net income, decreases in accounts receivable, and increases in accrued expenses and cash collections in advance of revenue recognition for maintenance contracts, all partially offset by acquisition, restructure and other charges paid related to acquisitions, and a decrease in income taxes payable. In fiscal year 2007, our cash flows provided by operating activities exceeded net loss principally due to the inclusion of non-cash expenses in net loss and cash collections in advance of revenue recognition for maintenance contracts, all partially offset by interest payments on the term credit facility and senior subordinated notes totaling $35.2 million, acquisition, restructure and other charges paid related to acquisitions, the inclusion of a non-cash deferred tax benefit in net loss, a decrease in accounts receivable and increases in income taxes payable and accrued expenses. In fiscal year 2008, our cash flows provided by operating activities exceeded net loss principally due to the inclusion of non-cash expenses in net loss, cash collections in advance of revenue recognition for maintenance contracts and a decrease in trade accounts receivable, all partially offset by interest payments on the term credit facility and senior subordinated notes totaling $47.0 million, decreases in accrued expenses and income taxes payable, and acquisition, restructure and other charges paid related to acquisitions. Non-cash expenses included in net income or loss consisted of acquired in-process research and development in fiscal year 2007 only, interest expense on the fair market value adjustment on the interest rate swap in fiscal years 2007 and 2008 only, and amortization of intangible assets, amortization of deferred stock-based compensation, net deferred income taxes and depreciation expense for all periods.

Net Cash (Used in) Provided by Investing Activities.    Net cash used in investing activities was $40.2 million, $766.1 million and $4.1 million in fiscal year 2006, 2007 and 2008, respectively. In fiscal year 2006, cash used in investing activities related principally to cash paid for the acquisition of Merant, net of cash received totaling $5.6 million, cash paid for the acquisition of Apptero totaling $3.2 million, the purchase of computer equipment and office furniture and equipment totaling $3.0 million and net purchases of short- and long-term investments totaling $28.3 million. In fiscal year 2007, cash used in investing activities related principally to cash paid in the merger totaling $836.4 million, direct transaction costs paid in the merger totaling $10.6 million, acquisition related costs paid in connection with the acquisitions of Pacific Edge Software, Inc., Data Scientific Corp., Merant plc., and Apptero Inc., totaling $15.8 million, $3.0 million, $0.7 million and $0.9 million, respectively, and the purchase of computer equipment and office furniture and equipment totaling $3.7 million, all partially offset by net sales of short and long-term investments totaling $101.7 million and sales of restricted investments totaling $3.3 million. In fiscal year 2008, cash used in investing activities related principally to the purchase of computer equipment and office furniture and equipment totaling $3.7 million and acquisition related costs paid in connection with the acquisition of Data Scientific Corp., totaling $0.4 million.

Net Cash (Used In) Provided by Financing Activities.    Net cash (used in) provided by financing activities was $(35.9) million, $658.4 million and $(56.3) million in fiscal year 2006, 2007 and 2008, respectively. In fiscal year 2006, cash used in financing activities was related to repurchases of our common stock under stock repurchase plans totaling $48.6 million, all partially offset by the exercise of stock options granted under our employee stock option plan totaling $9.3 million and the sale of our common stock under our employee stock purchase plan totaling $3.4 million. In fiscal year 2007, net cash provided by financing activities related to our incurring debt in order to finance the merger in the form of a senior secured term loan and senior subordinated notes totaling $400.0 million and $200.0 million, respectively, equity contributions from Silver Lake investors and management totaling $335.8 million, and to a lesser extent, the exercise of stock options under our employee stock option plan totaling $1.1 million, all partially offset by the payment of convertible subordinated notes including the conversion premium totaling $237.9 million, the payment of principal on the senior secured term loan totaling $25.0 million and debt issuance costs paid totaling $15.6 million. In fiscal year 2008, net cash used in financing activities principally related to the payment of principal on the senior secured term loan totaling $55.0 million, and to a lesser extent, the repurchase of option rights under our employee stock option plan totaling $1.1 million and the repurchase of common stock under stock repurchase plans totaling $0.2 million.

Contractual Obligations and Commitments

After consummation of the acquisition transactions, we are highly leveraged. As of January 31, 2008, we had outstanding $520.0 million in aggregate indebtedness, with an additional $75.0 million of borrowing capacity available under our revolving credit facility. Our liquidity requirements are significant, primarily due to debt service requirements. Our cash interest expense for the fiscal year ended January 31, 2008 was $47.5 million.

We believe that current cash and short-term investments, and cash flows from operations will satisfy our working capital and capital expenditure requirements through fiscal year 2009. At some point in the future we may require additional funds for either operating or strategic purposes and may seek to raise the additional funds through public or private debt or equity financing. If we ever need to seek additional financing, there is no assurance that this additional financing will be available, or if available, will be on reasonable terms and not legally or structurally senior to or on parity with our senior subordinated notes.

The following is a summary of our various contractual commitments, including non-cancelable operating lease agreements for office space that expire between calendar years 2008 and 2013. All periods start from February 1, 2008.

	Successor
	Payments Due by Period (2)
	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
	(in thousands)
Operating lease obligations	$13,880	$5,021	$7,193	$1,666	$—
Restructuring-related operating lease obligations	714	210	250	234	20
Senior secured term loan due March 10, 2013	320,000	—	—	—	320,000
Senior subordinated notes due March 15, 2016	200,000	—	—	—	200,000
Scheduled interest on debt(1)	287,893	44,101	88,202	87,874	67,716

	$822,487	$49,332	$95,645	$89,774	$587,736

(1)	Scheduled interest on debt is calculated through the instruments due date and assumes no principal paydowns or borrowings. Scheduled interest on debt includes the seven year senior secured term loan due March 10, 2013 at an annual rate of 7.18%, which is the rate in effect as of January 31, 2008, the six year term credit facility due March 10, 2012 at the stated annual rate of 0.5%, and the ten year senior subordinated notes due March 15, 2016 at the stated annual rate of 10.375%.
(2)	This table excludes the company’s unrecognized tax benefits and derivative instrument totaling $11.7 million and $8.5 million, respectively, as of January 31, 2008 since the company has determined that the timing of payments with respect to these liabilities cannot be reasonably estimated.

Accounts Receivable and Deferred Revenue.    At January 31, 2008, we had accounts receivable, net of allowances, of $39.5 million and total deferred revenue of $84.0 million.

Acquisitions.    The aggregate amount of cash paid relating to acquisitions during the fiscal year ended January 31, 2006 was approximately $8.8 million and consisted of $5.6 million related to our acquisition of Merant plc. in April 2005, net of cash received, and $3.2 million related to our acquisition of Apptero, Inc. in 2005, net of cash received. The aggregate amount of cash paid relating to acquisitions during the fiscal year ended January 31, 2007 was approximately $867.4 million and consisted of $847.0 million related to the merger in March 2006, including direct acquisition related costs paid, $15.8 million related to our acquisition of Pacific Edge Software, Inc. in October 2006, net of cash received, $3.0 million related to our acquisition of Data Scientific Corp. in March 2006, net of cash received, $0.7 million related to our acquisition of Merant plc. in April 2005, net of cash received, and $0.9 million related to our acquisition of Apptero, Inc. in 2005, net of cash received. The aggregate amount of cash paid relating to acquisitions during the fiscal year ended January 31, 2008 was approximately $0.4 million in connection with our acquisition of Data Scientific Corp. in March 2006, net of cash received. See notes 1(b), 5 and 6 of notes to our consolidated financial statements for additional information related to acquisition related activities, which have affected our liquidity.

Off-Balance Sheet Arrangements.    As part of our ongoing operations, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of January 31, 2008, we are not involved in any unconsolidated SPE transactions.

Senior Secured Credit Agreement

In connection with the consummation of the merger, we entered into a senior secured credit agreement pursuant to a debt commitment we obtained from affiliates of the initial purchasers of our senior subordinated notes.

General.    The borrower under the senior secured credit agreement initially was Spyglass Merger Corp. and immediately following completion of the merger became Serena. The senior secured credit agreement provides for (1) a seven-year term loan in the amount of $400.0 million, which will amortize at a rate of 1.00% per year on a quarterly basis for the first six and three-quarter years after the closing date of the acquisition transactions, with the balance paid at maturity, and (2) a six-year revolving credit facility that permits loans in an aggregate amount of up to $75.0 million, which includes a letter of credit facility and a swing line facility. In addition, subject to certain terms and conditions, the senior secured credit agreement provides for one or more uncommitted incremental term loan or revolving credit facilities in an aggregate amount not to exceed $150.0 million. Proceeds of the term loan on the initial borrowing date were used to partially finance the merger, to refinance certain indebtedness of Serena and to pay fees and expenses incurred in connection with the merger. Proceeds of the revolving credit facility and any incremental facilities will be used for working capital and general corporate purposes of the borrower and its restricted subsidiaries.

Interest Rates and Fees.    The $400.0 million term loan, of which $320.0 million is currently outstanding as of January 31, 2008, bears interest at a rate equal to three-month LIBOR plus 2.00%. That rate was 7.18% as of January 31, 2008. More generally, the loans under the senior secured credit agreement bear interest, at the option of the borrower, at the following:

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

We use an interest rate swap as part of our interest rate risk management strategy. In the second fiscal quarter ended July 31, 2006, we entered into an interest rate swap transaction to effectively convert the variable interest rate on a portion of the $400.0 million senior secured term loan to a fixed rate. The swap, which expires on April 10, 2010, is recorded on the consolidated balance sheet at fair value in accordance with SFAS 133. The swap has not been designated as a hedge and accordingly, changes in the fair value of the derivative are recognized in the consolidated statement of operations. The notional amount of the swap is $250.0 million initially and amortizes down over time to $126.0 million at the time the swap transaction expires on April 10, 2010. Under the terms of the swap, we will make interest payments based on a fixed rate equal to 5.38% and will receive interest payments based on the LIBOR setting rate, set in arrears.

After our delivery of financial statements and a computation of the maximum ratio of total debt (defined in the senior secured credit agreement) to trailing four quarters of EBITDA (defined in the senior secured credit agreement), or “total leverage ratio,” for the first full quarter ending after the closing date of the merger, the applicable margins and the commitment fee became subject to a grid based on the most recent total leverage ratio.

Prepayments.    At our option, (1) amounts outstanding under the term loan may be voluntarily prepaid and (2) the unutilized portion of the commitments under the revolving credit facility may be permanently reduced and the loans under such facility may be voluntarily repaid, in each case subject to requirements as to minimum amounts and multiples, at any time in whole or in part without premium or penalty, except that any prepayment of LIBOR rate advances other than at the end of the applicable interest periods will be made with reimbursement for any funding losses or redeployment costs of the lenders resulting from the prepayment. Loans under the term loan and under any incremental term loan facility are subject to mandatory prepayment with (a) 50% of annual excess cash flow with certain step downs to be based on the most recent total leverage ratio and agreed upon by the issuer and the lenders, (b) 100% of net cash proceeds of asset sales and other asset dispositions by the borrower or any of its restricted subsidiaries, subject to various reinvestment rights of the company and other exceptions, and (c) 100% of the net cash proceeds of the issuance or incurrence of debt by the company or any of its restricted subsidiaries, subject to various baskets and exceptions.

We have made principal payments totaling $25 million, $30 million and $25 million in the fiscal quarter ended July 31, 2006, fiscal quarter ended April 30, 2007 and fiscal quarter ended January 31, 2008, respectively, on the $400 million senior secured term loan.

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

Covenants, Representations and Warranties.    The senior secured credit agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on indebtedness, investments, capital expenditures, sales of assets, mergers and acquisitions, liens and dividends and other distributions. There are no financial covenants included in the senior secured credit agreement, other than a minimum interest coverage ratio and a maximum total leverage ratio as discussed below under “Covenant Compliance.”

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

In addition, under our senior secured credit agreement, we are required to satisfy and maintain specified financial ratios and other financial condition tests, including minimum interest coverage ratio and a maximum total leverage ratio. We were in compliance with all of the covenants under the secured credit agreement and indenture as of January 31, 2008. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet those ratios and tests in the future. A breach of any of these covenants would result in a default (which, if not cured, could mature into an event of default) and in certain cases an immediate event of default under our senior secured credit agreement. Upon the occurrence of an event of default under our senior secured credit agreement, all amounts outstanding under our senior secured credit agreement could be declared to be (or could automatically become) immediately due and payable and all commitments to extend further credit could be terminated.

Earnings before interest, taxes, depreciation and amortization, or EBITDA, is a non-GAAP financial measure used to determine our compliance with certain covenants contained in our senior secured credit agreement. Adjusted EBITDA represents EBITDA further adjusted to exclude certain defined unusual items and other adjustments permitted in calculating covenant compliance under our senior secured credit agreement. We believe that the presentation of Adjusted EBITDA is appropriate to provide additional information to investors regarding our compliance with the financial covenants under our senior secured credit agreement.

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

Adjusted EBITDA does not represent net income (loss) or cash flow from operations as those terms are defined by GAAP and does not necessarily indicate whether cash flows will be sufficient to fund cash needs. While Adjusted EBITDA and similar measures are frequently used as measures of operations and the ability to meet debt service requirements, these terms are not necessarily comparable to other similarly titled captions of other companies due to the potential inconsistencies in the method of calculation. Adjusted EBITDA does not reflect the impact of earnings or charges resulting from matters that we may consider not to be indicative of our ongoing operations. In particular, the definition of Adjusted EBITDA in the senior secured credit agreement allows us to add back certain defined non-cash, extraordinary, unusual or non-recurring charges that are deducted in calculating GAAP net income (loss). Our senior secured credit agreement requires that Adjusted EBITDA be calculated for the most recent four fiscal quarters. As a result, Adjusted EBITDA can be disproportionately affected by a particularly strong or weak quarter and may not be comparable to Adjusted EBITDA for any subsequent four-quarter period or any complete fiscal year.

The following is a reconciliation of net income (loss), which is a GAAP measure of our operating results, to Adjusted EBITDA as defined in our debt agreements.

	Predecessor		Successor
		Fiscal Year Ended January 31, 2007
	Fiscal Year Ended January 31, 2006	For the Period From February 1, 2006 to March 9, 2006	For the Period From March 10, 2006 to January 31, 2007	Fiscal Year Ended January 31, 2008
Net income (loss) (1)	$35,267	$(24,716)	$(22,496)	$(27,110)
Interest expense (income), net (3)	(1,563)	1,430	44,708	54,096
Income tax expense (benefit)	17,363	(8,335)	(19,659)	(20,936)
Depreciation and amortization expense (2)	32,013	3,457	78,583	81,119
Acquired in-process research and development	—	—	4,100	—

EBITDA	83,080	(28,164)	85,236	87,169
Deferred maintenance writedown (1)	2,430	77	12,408	2,243
Restructuring, acquisition and other charges	6,462	31,916	1,813	2,789

Adjusted EBITDA (1)	$91,972	$3,829	$99,457	$92,201

(1)	Net income (loss) for the periods presented includes the deferred maintenance step-down associated with Serena’s acquisition of Merant in the first quarter of fiscal year 2005, the merger in the first quarter of fiscal year 2007, and the Pacific Edge acquisition in the third quarter of fiscal year 2007. This unrecognized maintenance revenue is added back in calculating Adjusted EBITDA for purposes of the indenture governing the senior subordinated notes and the senior secured credit agreement.
(2)	Depreciation and amortization expense includes depreciation of fixed assets, amortization of leasehold improvements, amortization of acquired technologies and other intangible assets, and amortization of stock-based compensation.
(3)	Interest expense (income), net includes interest income, interest expense, the change in the fair value of derivative instruments and amortization of debt issuance costs.

Our covenant requirements and ratios for the fiscal year ended January 31, 2008 are as follows:

	Covenant requirement	Serena ratio
Senior secured credit agreement (1)

Minimum Adjusted EBITDA to consolidated interest expense ratio	1.60x	2.16x

Maximum consolidated total debt to Adjusted EBITDA ratio	6.75x	5.17x
Senior subordinated notes (2)

Minimum Adjusted EBITDA to fixed charges ratio required to incur additional debt pursuant to ratio provisions	2.00x	1.82x

(1)	Our senior secured credit agreement requires us to maintain a consolidated Adjusted EBITDA to consolidated interest expense ratio of a minimum of 1.60x at the end of the fiscal year ending January 31, 2008, 1.75x by the end of the fiscal year ending January 31, 2009 and 2.00x by the end of the fiscal year ending January 31, 2010. Consolidated interest expense is defined in the senior secured credit agreement as consolidated cash interest expense less cash interest income and is further adjusted for certain non-cash interest expenses and other items. We are also required to maintain a consolidated total debt to consolidated Adjusted EBITDA ratio of a maximum of 6.75x at the end of the fiscal year ending January 31, 2008, 6.00x by the end of the fiscal year ending January 31, 2009, 5.50x by the end of the fiscal year ending January 31, 2010 and 5.00x by the end of the fiscal year ending January 31, 2011. Consolidated total debt is defined in the senior secured credit agreement as total debt other than certain indebtedness and is reduced by the amount of cash and cash equivalents on our consolidated balance sheet in excess of $5.0 million. As of January 31, 2008, our consolidated total debt was $476.7 million, consisting of total debt other than certain indebtedness totaling $520.0 million, net of cash and cash equivalents in excess of $5.0 million totaling $43.3 million. Failure to satisfy these ratio requirements would constitute a default under the senior secured credit agreement. If our lenders failed to waive any such default, our repayment obligations under the senior secured credit agreement could be accelerated, which would also constitute a default under the indenture governing the senior subordinated notes.
(2)	Our ability to incur additional debt and make certain restricted payments under the indenture governing the senior subordinated notes, subject to specified exceptions, is tied to an Adjusted EBITDA to fixed charges ratio of at least 2.0x, except that we may incur certain debt and make certain restricted payments and certain permitted investments without regard to the ratio, such as our ability to incur up to an aggregate principal amount of $545.0 million under our senior secured credit agreement (which amount represents the total amount of borrowings originally committed or available under our senior secured credit agreement less $80.0 million of principal prepayments), to acquire persons engaged in a similar business that become restricted subsidiaries and to make other investments equal to the greater of $25.0 million or 2% of our consolidated assets. Fixed charges is defined in the indenture governing the senior subordinated notes as consolidated interest expense less interest income, adjusted for acquisitions, and further adjusted for non-cash interest expense.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We have no foreign exchange contracts and historically have not used derivative financial instruments in our investment portfolio. Our financial instruments currently consist of cash and cash equivalents, trade accounts receivable and accounts payable. All of our cash equivalents principally consist of commercial paper and debt securities, and are classified as available-for-sale as of January 31, 2008.

Interest Rate Risk.    Historically, our exposure to market risk for changes in interest rates relates primarily to our short and long-term investments and short-term obligations.

As of January 31, 2008, we had $320.0 million of debt under our senior secured credit agreement. A 1% increase in these floating rates would increase annual interest expense by $3.2 million. We have had limited exposure to interest rate fluctuations historically. As a result we have not used interest rate hedging strategies in the past. However, given our increased exposure to volatility in floating rates after the acquisition transactions, we expect to evaluate hedging opportunities and may enter into hedging transactions in the future.

Under our senior secured credit agreement, we were required, within 90 days after the closing date, to fix the interest rate of at least 50% of the aggregate principal amount of indebtedness under our term loan through swaps, caps, collars, future or option contracts or similar agreements. We are also required to maintain this interest rate protection for a minimum of two years.

Consequently, in the second fiscal quarter ended July 31, 2006, we entered into an interest rate swap transaction to effectively convert the variable interest rate on a portion of the $400.0 million senior secured term loan to a fixed rate. The swap, which expires on April 10, 2010, is recorded on the balance sheet at fair value in accordance with SFAS 133. The swap has not been designated as a hedge and, accordingly, changes in the fair value of the derivative are recognized in the statement of operations. The notional amount of the swap is $250.0 million initially and amortizes down over time to $126.0 million at the time the swap transaction expires on April 10, 2010. Under the terms of the swap, we will make interest payments based on a fixed rate equal to 5.38% and will receive interest payments based on the LIBOR setting rate, set in arrears. In the fiscal years ended January 31, 2007 and 2008, we recorded $1.2 million and $7.4 million, respectively, related to the changes in the fair value of the derivative.

Foreign Exchange Risk.    Sales to foreign countries accounted for approximately 34% of the total sales in each of the last three fiscal years ending January 31, 2006, 2007 and 2008. Because we invoice certain of our foreign sales in currencies other than the United States dollar, predominantly the British pound Sterling and Euro, and do not hedge these transactions, fluctuations in exchange rates could adversely affect the translated results of operations of our foreign subsidiaries. Therefore, foreign exchange fluctuations could create a risk of significant balance sheet gains or losses on our consolidated financial statements. However, given our foreign subsidiaries’ net book values and net cash flows for the most recent fiscal year then ended, we do not believe that a hypothetical 10% fluctuation in foreign currency exchange rates would have a material impact on our financial position or results of operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS

Our financial statements required by this item are submitted as a separate section of this Form 10-K. See Item 15(a)1 for a listing of financial statements provided in the section titled, “FINANCIAL STATEMENTS.”

SUPPLEMENTARY DATA

Selected Quarterly Financial Data

The following tables (presented in thousands) set forth quarterly unaudited supplementary data for each of the years in the two-year period ended January 31, 2008. Historical results include the post-acquisition results of the merger from March 10, 2006, and Pacific Edge from October 20, 2006. The tables should be read in conjunction with the Consolidated Financial Statements and Notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this annual report on Form 10-K.

	Successor - Fiscal 2008
	Quarter Ended				Year Ended Jan. 31,
	Apr. 30,	Jul. 31,	Oct. 31,	Jan. 31,
Revenue	$58,299	$67,398	$68,457	$76,041	$270,195
Cost of revenue	21,434	21,473	21,079	21,726	85,712
Gross profit	36,865	45,925	47,378	54,315	184,483
Operating expenses	42,699	44,483	44,074	47,177	178,433
Operating (loss) income	(5,834)	1,442	3,304	7,138	6,050
(Loss) income before income taxes	(18,428)	(9,585)	(10,412)	(9,621)	(48,046)
Income tax benefit	(9,397)	(3,601)	(3,983)	(3,955)	(20,936)
Net (loss) income	(9,031)	(5,984)	(6,429)	(5,666)	(27,110)

	Predecessor / Successor - Fiscal 2007 (1)
	Quarter Ended				Year Ended Jan. 31,
	Apr. 30,	Jul. 31,	Oct. 31,	Jan. 31,
Revenue	$54,875	$59,222	$64,660	$76,534	$255,291
Cost of revenue	18,201	20,826	20,666	26,315	86,008
Gross profit	36,674	38,396	43,994	50,219	169,283
Operating expenses	73,077	43,128	43,811	38,335	198,351
Operating (loss) income	(36,403)	(4,732)	183	11,884	(29,068)
(Loss) income before income taxes	(43,893)	(17,673)	(14,415)	775	(75,206)
Income tax benefit	(11,799)	(6,627)	(5,163)	(4,405)	(27,994)
Net (loss) income	(32,094)	(11,046)	(9,252)	5,180	(47,212)

(1)	With respect to the first quarter ended April 30, 2006 of the fiscal year ended January 31, 2007, we have aggregated the Predecessor period from February 1, 2006 through March 9, 2006 and the Successor period from March 10, 2006 through April 30, 2007, without further adjustment. Upon the closing of the merger on March 10, 2006, the surviving corporation borrowed $400.0 million under a new senior secured credit facility, and issued $200.0 million in principal amount of 10 3/8% senior subordinated notes due 2016. The merger has been accounted for as an acquisition, using the purchase method of accounting, from the date of completion, March 10, 2006. This change has created many differences between reporting for Serena post-merger, as successor, and Serena pre-merger, as predecessor. The predecessor quarterly and annual supplementary financial data noted above for periods ending on or before March 10, 2006, generally will not be comparable to the successor quarterly and annual supplementary financial data for periods after that date. Under purchase accounting, Serena’s tangible assets and liabilities and intangible assets have been recorded at fair value which has resulted in a new carrying basis for those assets and liabilities. The merger has resulted in Serena having an entirely new capital structure, which has resulted in significant differences between the predecessor’s and the successor’s equity.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, with the assistance of senior management personnel, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of January 31, 2008. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual and quarterly reports filed under the Exchange Act. Based on this evaluation, and subject to the limitations described below, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of January 31, 2008.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 15d-15(f) of the Exchange Act) for our company. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, and subject to the limitations described below, management has concluded that our internal control over financial reporting was effective as of January 31, 2008.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended January 31, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and the Chief Financial Officer, does not expect that our disclosure controls and procedures or internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. The design of a control system reflects resource constraints, and the benefits of controls must be considered relative to their costs. Because there are inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of error or fraud, if any, have been or will be detected.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Our executive officers and directors are as follows:

Name	Age	Position
Executive Officers:
Jeremy Burton (1)	40	President, Chief Executive Officer and Director
Robert I. Pender, Jr.	50	Senior Vice President, Finance and Administration, Chief Financial Officer
René Bonvanie (2)	46	Senior Vice President, Worldwide Marketing, Partner Programs and SaaS Strategy
Edward F. Malysz	48	Senior Vice President, General Counsel and Secretary
Michael R. Steinharter	48	Senior Vice President, Worldwide Field Operations
Carl Theobald	37	Senior Vice President, Research and Development

Non-Executive Directors:
David J. Roux	51	Chairman of the Board of Directors
L. Dale Crandall (3)	66	Director
Elizabeth Hackenson	47	Director
John R. Joyce	54	Director
Hollie J. Moore	36	Director
Douglas D. Troxel	63	Director

(1)	Mr. Burton commenced his duties as President and Chief Executive Officer on March 5, 2007 and was elected as a director of our board of directors on April 10, 2007.
(2)	Mr. Bonvanie commenced his duties as Senior Vice President, Worldwide Marketing, Partner Programs and SaaS Strategy on June 21, 2007.
(3)	Mr. Crandall was elected as a director of our board of directors on November 19, 2007.

Executive Officers

Jeremy Burton has served as our President, Chief Executive Officer since March 2007 and a director of our board of directors since April 2007. From May 2006 through March 2007, Mr. Burton served as the Group President, Enterprise Security and Data Management of Symantec Corporation. Prior to that, Mr. Burton was Senior Vice President, Enterprise Security and Data Management of Symantec from February 2006 to May 2006 and Senior Vice President, Data Management from July 2005 to February 2006. Mr. Burton joined Symantec through its acquisition of VERITAS Software Corporation. At VERITAS, Mr. Burton was Executive Vice President of the Data Management Group from September 2004 to July 2005 and Senior Vice President and Chief Marketing Officer from April 2002 to September 2004. From October 1995 to April 2002, Mr. Burton held senior management positions in marketing, product management and engineering at Oracle Corporation, a business and database software company.

Robert I. Pender, Jr. has served as our Senior Vice President, Finance and Administration, Chief Financial Officer since December 1997. From December 1996 until August 1997, Mr. Pender was Vice President, Finance of Mosaix, Inc., a customer interaction software company. From April 1993 until December 1996, Mr. Pender served in a variety of positions, including Chief Financial Officer, with ViewStar Corporation, a client/server workflow software company that was acquired by Mosaix, Inc. in December 1996.

René Bonvanie has served as our Senior Vice President, Worldwide Marketing, Partner Programs and SaaS Strategy since June 2007. From January 2007 until June 2007, Mr. Bonvanie was Senior Vice President and General Manager of AppExchange, Platform and Developer Relations at Salesforce.com, Inc., an online customer relations management services provider. From March 2006 until January 2007, Mr. Bonvanie was

Senior Vice President of Marketing for SAP AG, a business and database software company. From December 2004 through March 2006, Mr. Bonvanie was Chief Marketing Officer of Business Objects S.A., a business intelligence software company. From March 2003 through December 2004, Mr. Bonvanie held senior management positions in marketing at VERITAS Software Corporation, a storage software company, including Senior Vice President of Marketing. Prior to that, Mr. Bonvanie held management positions in marketing at Oracle Corporation, a business and database software company, and Ingres Corporation, a relational database software company.

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

Michael Steinharter has served as our Senior Vice President, Worldwide Field Operations since January 2007. From September 2005 until June 2006, Mr. Steinharter was President of Reuters Americas, a financial information services company. From June 2003 until September 2005, Mr. Steinharter served as Executive Vice President, Reuters Americas. From August 1981 through June 2003, Mr. Steinharter held various technical, sales, services and general management positions at IBM Corporation.

Carl Theobald has served as our Senior Vice President, Research and Development since August 2004. From May 2002 to May 2004, Mr. Theobald was Vice President, Engineering for RubiconSoft, Inc., a demand management software company. From 1992 to 1994 and from 1997 to May 2002, Mr. Theobald served in a variety of roles at Oracle Corporation, a business and database software company, most recently as Vice President of CRM Product Development. From 1994 to 1997, Mr. Theobald served in a variety of roles, most recently as Senior Development Manager, at Novasoft Inc., a document management and workflow software company.

Non-Executive Directors

David J. Roux is a Co-Chief Executive of Silver Lake, a private equity firm, which he co-founded in 1999. Mr. Roux was formerly Chairman and CEO of Liberate Technologies, a software platform provider. He also worked previously at Oracle Corporation and Lotus Development. Mr. Roux currently serves as a director on the board of directors of Thomson S.A.

L. Dale Crandall is the founder and president of Piedmont Corporate Advisors, Inc., a private financial consulting firm. Mr. Crandall retired from Kaiser Health Plan and Hospitals in 2002 after serving as the President and Chief Operating Officer from 2000 to 2002 and Senior Vice President and Chief Financial Officer from 1998 to 2000, and served as a director of the board of directors from 1998 until his retirement in 2002. From 1995 to 1998, Mr. Crandall was employed by APL Limited, a global ocean transportation company, where he held the positions of Executive Vice President, Chief Financial Officer and Treasurer. From 1963 to 1995, Mr. Crandall was employed by PricewaterhouseCoopers, LLP, most recently as Southern California Group Managing Partner. Mr. Crandall is also a member of the boards of directors of Ansell Ltd., BEA Systems, Inc., Coventry Health Care, Inc., Metavante Technologies, Inc. and UnionBanCal Corporation, and is a trustee for Dodge & Cox Mutual Funds.

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

John R. Joyce is a Managing Director of Silver Lake, a private equity firm. Prior to joining Silver Lake in July 2005, Mr. Joyce was the Senior Vice President and Group Executive of the IBM Global Services division. From 1999 through 2004, Mr. Joyce served as IBM’s Chief Financial Officer. Prior to 1999, Mr. Joyce was President of IBM Asia Pacific. Mr. Joyce also served as Vice President and Controller for IBM’s global operations. Mr. Joyce currently serves as a director on the boards of directors of Gartner, Inc. and Hewlett-Packard Company.

Hollie J. Moore is a Managing Director of Silver Lake, a private equity firm. Prior to joining Silver Lake in 1999, Ms. Moore was a principal at Hellman & Friedman L.L.C., a private equity firm. Prior to Hellman & Friedman, Ms. Moore worked as an investment banker in the Mergers & Acquisitions Department at Morgan Stanley & Co.

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

Board Composition and Governance

The composition of our board of directors is established by the terms of a stockholders agreement entered into by Spyglass Merger Corp., Silver Lake Partners and certain investors affiliated with Silver Lake Partners, referred to as the Silver Lake investors, and Mr. Troxel and certain investors affiliated with Mr. Troxel, referred to as the Troxel investors. Among other things, this stockholders agreement provides that, prior to any change of control event or initial public offering, our board of directors will be composed of the following persons:

•	our Chief Executive Officer,

•	Douglas D. Troxel and one other board member designated by the Troxel investors, who is currently Ms. Hackenson, and

•	the remaining board members designated by affiliates of Silver Lake Partners, who are currently Messrs. Roux, Joyce and Crandall and Ms. Moore.

In August 2006, Ms. Hackenson was designated by the Troxel investors to join our board of directors as an independent designee of the Troxel investors, and was nominated by our board of directors and elected by our shareholders as a director of our board of directors, pursuant to the terms of the stockholders agreement. In November 2007, Mr. Crandall was designated by Silver Lake Partners II, L.P. to join our board of directors as an independent designee of Silver Lake Partners II L.P., and was nominated by our board of directors and elected by our shareholders as a director of our board of directors, pursuant to the terms of the stockholders agreement.

The committees of our board of directors currently consist of an audit committee, a compensation committee and a nominating committee. The audit committee is comprised of Mr. Joyce (chairperson), Mr. Crandall and Ms. Moore. Our compensation committee is comprised of Mr. Roux (chairperson), Ms. Moore and Mr. Troxel. Our nominating committee is comprised of Mr. Troxel (chairperson), Mr. Roux and Ms. Hackenson.

Our board of directors has determined that Mr. Crandall and Ms. Hackenson qualify as independent directors within the meaning of Nasdaq Marketplace Rule 4200-1(a)(15).

Our board of directors has determined that Messrs. Joyce and Crandall qualify as audit committee financial experts within the meaning of Item 407(d)(5) of Regulation S-K. For information regarding the relevant experience of Messrs. Joyce and Crandall, see the section entitled “Non-Executive Directors.” Our board of directors has also determined that Mr. Crandall qualifies as an independent audit committee member within the meaning of Rule 10A-3 of the Securities Exchange Act of 1934 and Nasdaq Marketplace Rule 4350(d). Mr. Joyce and Ms. Moore are not independent audit committee members because of their affiliation with Silver Lake Partners, which holds a 67.1% equity interest in our company.

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

•

Communicate information to management in a manner that ensures full, fair, accurate, timely and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in other public communications.

•	Comply with the applicable rules and regulations of federal, state and local governments and regulatory agencies.

•

Promptly report to General Counsel or the Chairman of the audit committee of the board of directors any conflict of interest that may arise or any conduct, relationship or transaction that reasonably could be expected to give rise to a conflict of interest or violation of law.

•

Report any known violations of this policy to the General Counsel or the Chairman of the audit committee as promptly as practicable under the circumstances. Individuals may choose to report violations by contacting the General Counsel, sending an e-mail to the chair person of the audit committee or anonymously sending a communication to Serena Software, Inc., Attn: Audit Committee, c/o Corporate Secretary, 1900 Seaport Boulevard, Redwood City CA 94063.

We have filed a copy of our Financial Code of Ethics as Exhibit 14.1 to this Annual Report on Form 10-K. A free copy of our Financial Code of Ethics may be obtained from our Investor Relations website located at www.serena.com or by directing a written request to Serena Software, Inc., 1900 Seaport Boulevard, Redwood City CA 94063 Attn: General Counsel and Secretary.

Director Compensation

In November 2007, our board of directors approved an amended cash and equity compensation program for directors who qualify as independent directors within the meaning of Nasdaq Marketplace Rule 4200-1(a)(15). The cash compensation component of the program consists of an annual retainer of $35,000 and additional annual retainers of $10,000 for the chairperson of the audit committee and $5,000 for each chairperson of other committees of the board of directors, payable in equal installments on a quarterly basis. The equity compensation component of the program consists of an initial stock option grant to acquire 40,000 shares of our common stock under our 2006 Stock Incentive Plan, to be granted as of the date of election to our board of directors, with an exercise price equal to the fair market value of the common stock on the date of grant and vesting over a four year period, and an annual stock option grant to acquire 15,000 shares of common stock under the 2006 Stock Incentive Plan, granted on or about each anniversary of the date of election to our board of directors, with an exercise price equal to the fair market value of the common stock on the date of grant, vesting on the first anniversary of the date of grant. Prior to November 2007, our cash and equity compensation program for independent directors provided for an annual retainer of $35,000, payable in equal installments on a quarterly basis, an initial stock option grant to acquire 40,000 shares of our common stock under our 2006 Stock Incentive Plan, to be granted as of the date of nomination to our board of directors, and an annual stock option grant to acquire 10,000 shares of common stock under the 2006 Stock Incentive Plan, granted on or about each anniversary of the date of nomination to our board of directors.

In addition, we compensate Mr. Troxel for technical services that he occasionally provides to us in connection with the support of our mainframe software products. Mr. Troxel is paid $25,000 per year for these services. In addition, Mr. Troxel receives certain employee benefits, such as health care coverage, participation in our 401(k) plan and a matching 401(k) plan contribution, and reimbursement of premiums associated with a separate life insurance policy.

The compensation for our directors for fiscal year 2008 is shown in the table in Item 11, “Executive Compensation—Director Compensation.”

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This section discusses the principles underlying our executive compensation policies and decisions. It provides qualitative information regarding the manner in which compensation is earned by our executive officers and places in context the data presented in the tables below. In addition, we discuss the compensation paid or awarded during fiscal year 2008 to our chief executive officer (principal executive officer), our chief financial officer (principal financial officer) and three other executive officers who were our most highly compensated executive officers in fiscal year 2008. We refer to these five executive officers as our “Named Executive Officers.”

Our executive compensation program is overseen and administered by the compensation committee of our board of directors. The compensation committee operates under a written charter adopted by our board of directors and has the responsibility for discharging the responsibilities of the board of directors relating to the review of the compensation of our executive officers, making recommendations regarding the compensation of our chief executive officer to our non-executive directors for approval and approving the compensation of our other executive officers. Our compensation committee and the non-executive directors exercise their discretion in accepting, modifying or rejecting management’s recommendations regarding executive compensation.

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

Our compensation program for executive officers, including the Named Executive Officers, is generally designed to reward the achievement of targeted financial goals. The compensation program is intended to reinforce the importance of performance and accountability at various operational levels, and a significant portion of total compensation is in both cash and stock-based compensation incentives that reward performance as measured against established corporate goals, such as license revenue and EBITA targets in our annual operating plan. EBITA represents earnings before interest, taxes and amortization. Each element of our compensation program is reviewed individually and considered collectively with the other elements of our compensation program to ensure that it is consistent with the goals and objectives of both that particular element of compensation and our overall compensation program.

Elements of Our Executive Compensation Program

Overview

For fiscal year 2008, the principal elements of compensation for our executive officers included:

•	annual cash compensation consisting of base salary and performance-based incentive bonuses

•	long-term equity incentive compensation

•	health and welfare benefits

•	severance and/or change of control benefits

Annual Cash Compensation

For fiscal year 2008, our General Counsel developed recommendations regarding executive compensation based on the compensation survey data and proxy analysis described below and then reviewed the recommendations with our Acting Chief Executive Officer. Our Acting Chief Executive Officer, Chief Financial Officer and General Counsel then presented and discussed the recommendations with our compensation committee. Our compensation committee met in executive session to discuss the recommendations outside of the presence of management, and communicated its recommendations to our non-executive directors for their review, discussion and approval.

The compensation for our Chief Executive Officer, who commenced his employment with us during fiscal year 2008, was determined based on the compensation survey data and proxy analysis, the experience and existing compensation arrangements of our Chief Executive Officer, the compensation practices within the industry based on recommendations of a professional recruiter, the knowledge and experiences of the members of our compensation committee and non-executive directors, and our negotiations with our Chief Executive Officer. Our compensation committee and non-executive directors jointly reviewed, discussed and approved the terms of the employment agreement with our Chief Executive Officer.

In assessing compensation for our executive officers, we used compensation survey data for a broad set of companies having a comparable business, size and complexity, and then compared the survey data to publicly available compensation data for a group of companies that we consider to be our peer group. We believe that the compensation practices of these companies provides us with appropriate benchmarks because these companies provide technology products and services and compete with us for executives and other employees. The survey data was derived from the Radford Executive Benchmark Survey, and included data relative to the overall software industry and certain industry segments defined by the survey company, including software companies with revenue less than $250 million, software companies with revenue from $250 million to $1 billion, and software companies comprising our peer group. The peer group was initially selected by management based on companies that compete with us in the same markets that we sell our products, are within the software industry and of comparable size and complexity, or compete with us in recruiting executives and employees. Our compensation committee reviewed and provided input to management regarding the companies comprising the peer group. The proxy analysis was based on companies comprising our peer group, excluding those companies for which public information is not available. Because the proxy analysis was limited to publicly available information and did not provide precise comparisons by position as offered by the more comprehensive survey data from Radford, we used the proxy analysis as a general benchmark to validate the results of the survey data. We then compared base salary and total cash compensation to survey data relative to the overall software industry and our peer group.

The following companies comprised our peer group for fiscal year 2008:

Aspect Software	Hyperion Solutions	QAD
BMC Software	Informatica	Quest Software
Borland Software	Internet Security Systems	Salesforce.com
CA Inc.	Macrovision	SPSS
Compuware	Mercury Interactive	Tibco Software
Epicor Software	NetIQ	Wind River Systems
Filenet	Progress Software

Our annual cash compensation for executive officers includes base salary and performance-based cash compensation. For fiscal year 2008, we generally targeted base salary at or slightly below (i.e., 5 to 10%) the 50th percentile of market compensation based on survey data for the overall software industry and our peer group, and total cash compensation (assuming 100% of the target performance-based incentive bonus is earned) slightly above (i.e., 5 to 10%) the 50th percentile of market compensation based on this survey data. At the time of the merger, we entered into an employment agreement with our Senior Vice President, Chief Financial Officer that established the amount of his base salary and total cash compensation, and for fiscal year 2008 his base salary and target total cash compensation (assuming 100% of the target performance-based incentive bonus is earned) were approximately 7% below and 20% above, respectively, the 50th percentile of market compensation based on this survey data. In order to attract our President and Chief Executive Officer to join our company, we agreed to pay him base salary and target total cash compensation that was approximately 6% and 20% above, respectively, the 50th percentile of market compensation based on this survey data. In establishing the base salary and total cash compensation for each individual, we also considered the individual’s performance, achievement of management objectives and contributions to our overall business. We weighted the cash compensation more heavily toward performance-based compensation and less toward base salary because we wish to pay for performance.

Our FY 2008 Executive Annual Incentive Plan was designed to reward our executives for the achievement of annual financial targets and management objectives. For fiscal year 2008, the executive officers were eligible to receive performance-based incentive bonuses with target bonuses ranging from 50% to 100% of a participant’s annual base salary. The actual bonus amounts were subject to achievement of the following performance metrics: (a) with regard to our President and Chief Executive Officer, Senior Vice President, Chief Financial Officer and Senior Vice President, Worldwide Field Operations, achievement of annual license revenue and EBITA targets in our fiscal year 2008 operating plan, weighted at 60% and 40%, respectively; (b) with regard to our Senior Vice President, Worldwide Marketing, Partner Programs and SaaS Strategy and Senior Vice President, Research and Development, achievement of annual license revenue and EBITA targets in our fiscal year 2008 operating plan and management objectives, weighted at 40%, 26.7% and 33.3%, respectively, and (c) with regard to our Senior Vice President, General Counsel and Secretary, achievement of annual license revenue and EBITA targets in our fiscal year 2008 operating plan and management objectives, weighted at 30%, 20% and 50%, respectively. The above metrics were used to align the performance of each executive officer with objectives related to the company and their respective functional areas.

The financial metrics under each of the individual annual incentive plans included license revenue and EBITA. License revenue and EBITA were selected as the most appropriate measures upon which to base the annual incentive because they are important metrics that our board of directors, management, investors and lenders use to evaluate the performance of the company. For bonus amounts based on the achievement of financial metrics, achievement of less than 85% of the applicable financial metric would result in no payout of the applicable target bonus, achievement of 100% of the applicable financial metric would result in a 100% payout of the applicable target bonus and achievement of 115% of the applicable financial metric would result in a 200% payout of the applicable target bonus. Payouts based on the achievement of financial metrics were capped at 200%. The incentive bonuses were paid on an annual basis for our President and Chief Executive Officer, Senior Vice President, Chief Financial Officer and Senior Vice President, Worldwide Field Operations, and on a semi-annual basis for our other executive officers.

For fiscal year 2008, we paid our President and Chief Executive Officer and Senior Vice President, Worldwide Field Operations 100% of their respective target bonuses pursuant to the terms of their employment agreements with us, prorated based on their respective terms of service during the fiscal year. We paid our Senior Vice President, Worldwide Marketing, Partner Programs and SaaS Strategy 100% of the portion of his target bonus that was based on the achievement of financial metrics pursuant to the terms of his employment offer letter with us, and 100% of the portion of his target bonus that was based on the achievement of his management objectives during the fiscal year, prorated based on his term of service during the fiscal year. For a discussion regarding our employment arrangements with these executive officers, see the sections entitled “Employment Agreements and Severance and Change of Control Benefits—Employment Agreement with our Chief Executive Officer” and “—Employment Agreements with our other Executive Officers.” We paid our Senior Vice President, Chief Financial Officer, Senior Vice President, Research and Development and Senior Vice President, General Counsel incentive bonuses equal to 35%, 56.7% and 67.5%, respectively, of their target bonuses based on the achievement of financial metrics and all of their respective management objectives during the fiscal year. For our Senior Vice President, Chief Financial Officer and Senior Vice President, Research and Development, we paid additional discretionary bonuses to increase their bonus payouts to 50% and 67.5%, respectively, of their target bonuses under the annual incentive plans to reflect their contributions to the business during the fiscal year.

Prior to August 2007, our FY 2008 Executive Annual Incentive Plan was based primarily on the achievement of an EBITA performance metric and, for some of our executive officers, management objectives. We amended our annual incentive plan to replace the EBITA performance metric with both a license revenue performance metric and an EBITA performance metric because we believe that these metrics are important to evaluate the performance of the company and, particularly, license revenue is an important metric to evaluate the growth of the company. We weighted the license revenue performance metric at 60% and the EBITA performance metric at 40% of the target bonus applicable to the original EBITA performance metric. We weighted the license revenue performance metric more heavily than the EBITA performance metric to increase the focus of management on growing license revenue. In addition, we aligned the license revenue and EBITA targets for these financial performance metrics with our fiscal year 2008 operating plan. For annual incentive plans providing for semi-annual bonus payments, the first semi-annual bonus payment was calculated based on the company’s financial performance for the second fiscal quarter of fiscal year 2008 and capped at 25% of the applicable annual target bonus amount. The other terms of the individual annual incentive plans, including target bonus amounts, were not materially modified.

Base salaries and performance-based incentive bonuses for the Named Executive Officers for fiscal years 2008 and 2007 are shown in the Summary Compensation Table below.

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

Following the completion of the merger, we established a new stock incentive plan, the 2006 Stock Incentive Plan, which governs, among other things, the grant of options, restricted stock and other equity-based awards. Stock options granted under the plan include “time-based options” that will vest and become exercisable over a four-year period and “performance-based options” that will vest and become exercisable based on the achievement of annual EBITA targets over a five-year period. We generally weight stock option grants to executive officers more heavily toward performance-based options and less toward time-based options because we wish to compensate for performance. For discussion regarding the 2006 Stock Incentive Plan and the type of options granted under the plan, see the section entitled “2006 Stock Incentive Plan” below.

For executive officers who joined the company after the merger, we granted stock options to them shortly after the commencement of their employment with the company. The type and amount of these options were approved by the compensation committee or, in the case of our President and Chief Executive Officer, jointly by the compensation committee and non-executive directors. The total number of shares under these options were determined based on a number of factors, including the existing equity compensation arrangements of the executive officer with his then current employer, the amount of stock options previously granted to other executive officers of the company, the compensation practices within the industry based on recommendations of professional recruiters, the knowledge and experiences of the members of our compensation committee and non-executive directors, and our negotiations with the executive officer.

We do not generally grant stock options to executive officers on an annual basis. During fiscal year 2008, we reviewed the amount of stock options held by all executive officers and a market survey analysis prepared by a compensation consultant engaged by the company. Based on this review, the compensation committee determined to grant to the Senior Vice President, General Counsel an additional stock option to acquire 100,000 shares of common stock of the company.

In August 2007, we modified the minimum and maximum EBITA targets for fiscal year 2008 under all performance-based options that were previously granted to executive officers and other management personnel pursuant to our 2006 Stock Incentive Plan for purposes of aligning the targets with our fiscal year 2008 operating plan. No portion of the performance-based options vested during the fiscal year because the company did not achieve the minimum EBITA target for fiscal year 2008.

Additional information regarding grants to the Named Executive Officers is included in the tables below.

Benefits

We offer a variety of health and welfare programs to all eligible employees, including the Named Executive Officers. The Named Executive Officers are generally eligible for the same benefit programs on the same basis as the rest of our employees, including medical and dental care coverage, life insurance coverage, short-and long-term disability, a 401(k) plan and matching 401(k) plan contributions. We do not provide perquisites as part of our executive compensation program.

Employment Agreements and Severance and Change of Control Benefits

Employment Agreement with our Chief Executive Officer

We entered into an employment agreement with Mr. Burton dated February 11, 2007 for Mr. Burton to serve as our President and Chief Executive Officer. The employment agreement is for an indefinite term, and either Mr. Burton or the company may terminate his employment for any reason and at any time with or without cause or notice. The employment agreement provides for an annual base salary of $525,000. Mr. Burton was eligible to receive an annual cash incentive bonus pursuant to our FY08 Executive Annual Incentive Plan, which was guaranteed at 100% for fiscal year 2008, subject to proration based on his term of service during the fiscal year. Mr. Burton was also paid a signing bonus of $200,000 within two weeks of the commencement of his employment pursuant to the terms of his employment agreement with us.

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

Employment Agreement with our Chief Financial Officer

We entered into an employment agreement with Mr. Pender dated March 10, 2006 and effective as of the closing of the merger. The employment agreement is for an indefinite term, and either Mr. Pender or the company may terminate his employment for any reason and at any time with our without cause or notice. The employment agreement provides for an annual base salary of $290,000 per annum, subject to periodic reviews and possible increases as determined by our board of directors. We are required to provide Mr. Pender with the opportunity to earn cash performance bonuses based upon the achievement of quarterly or annual performance targets established by our board of directors.

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

If Mr. Pender is involuntarily terminated without cause or if he resigns for good reason, Mr. Pender will be entitled to the following severance benefits: (1) continuation of his base salary for a period of 24 months following termination of employment, payable over such period in accordance with the company’s normal payroll practices; (2) continued health care coverage for a period of 24 months following termination of employment; and (3) six months of additional vesting of his time-based options. These severance benefits are contingent on Mr. Pender’s execution of a release of claims and compliance with certain restrictive covenants, including non-competition and non-solicitation arrangements, covering the duration of his salary continuation period.

For a discussion regarding change of control benefits for Mr. Pender, see the section entitled “Change of Control Agreements” below.

Employment Agreements with our other Executive Officers

We entered into an employment agreement with Mr. Steinharter dated December 11, 2006 for Mr. Steinharter to serve as our Senior Vice President, Worldwide Field Operations. The employment agreement is for an indefinite term, and either Mr. Steinharter or the company may terminate his employment for any reason and at any time with our without cause or notice. The employment agreement provides for an annual base salary of $275,000. In addition, Mr. Steinharter was eligible to receive an annual cash incentive bonus pursuant to our

FY08 Executive Annual Incentive Plan, which was guaranteed at 100% for fiscal year 2008, subject to proration based on his term of service during the fiscal year.

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

Mr. Steinharter was granted a stock option to purchase 800,000 shares of the company’s common stock under our 2006 Stock Incentive Plan. The option consists of a time-based option covering 320,000 shares and a performance-based option covering 480,000 shares. For a discussion regarding the 2006 Stock Incentive Plan and the type of options granted under the plan, see the section entitled “2006 Stock Incentive Plan.” In addition, Mr. Steinharter purchased 50,000 shares of our common stock at $5.09 per share, which was the fair market value of our common stock on the purchase date, pursuant to the terms of his employment agreement and a separate share subscription agreement.

Our employment offer letter with Mr. Bonvanie provides for a guaranteed payment of 100% of his annual cash incentive bonus amounts applicable to the achievement of applicable financial metrics for fiscal year 2008, subject to proration based on his term of service during the fiscal year. Mr. Bonvanie was granted a stock option to purchase 600,000 shares of the company’s common stock under our 2006 Stock Incentive Plan. The option consists of a time-based option covering 210,000 shares and a performance-based option covering 390,000 shares of the company’s common stock.

Messrs. Malysz, Steinharter and Theobald each entered into a change of control agreement with us effective April 10, 2007, and Mr. Bonvanie entered into a change of control agreement with us effective as of June 11, 2007, the terms of which are discussed under the section entitled “Change of Control Agreements.”

Restricted Stock Purchase Agreement

In connection with the closing of the merger, we entered into a restricted stock agreement with Mr. Pender dated as of March 10, 2006. Pursuant to this agreement, Mr. Pender was issued 307,200 shares of our common stock. The award vests in full on June 16, 2010, subject to Mr. Pender’s continued employment with us through that date. In addition, if the company is subject to a change of control while Mr. Pender is an employee of the company, the remaining unvested shares will immediately vest in full.

2006 Stock Incentive Plan

Following the completion of the merger, we established the 2006 Stock Incentive Plan, which governs, among other things, the grant of options, restricted stock bonuses, and other equity-based awards, covering shares of the company’s common stock to our employees (including officers), directors and consultants. Common stock of the company representing 12% of outstanding common stock on a fully diluted basis as of the date of the merger (13,515,536 shares) is reserved for issuance under the plan. Each award under the plan will specify the applicable exercise or vesting period, the applicable exercise or purchase price, and such other terms and conditions as deemed appropriate. Stock options granted under the plan are either “time-based options” that will vest and become exercisable over a four-year period or “performance-based options” that will vest based on the achievement of EBITA targets over a period of five fiscal years. Performance-based options are available to vest based on the achievement of minimum and maximum EBITA targets during each fiscal year over a period of five fiscal years, with 10% vesting for the achievement of the minimum EBITA target and up to 20% vesting for the achievement of the maximum EBITA target for each such fiscal year. All options granted under the plan will expire not later than ten years from the date of grant, but generally will terminate earlier upon termination of employment. In the event of a sale of substantially all of the assets of the company, or a merger or acquisition of the company, the board of directors may provide that awards granted under the plan will be cashed out, continued, replaced with new awards that substantially preserve the terms of the original awards, or terminated, with acceleration of vesting of the original awards determined at the discretion of the board of directors. For a discussion regarding the acceleration of these options upon a change of control, see the section entitled “Change of Control Agreements.”

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

Change of Control Agreements

Messrs. Burton, Malysz, Steinharter and Theobald each entered into a change of control agreement with us effective April 10, 2007, and Mr. Bonvanie entered into a change of control agreement with us effective as of June 11, 2007. Under the terms of these agreements, in the event of a change of control of the company, and the executive officer’s employment is involuntarily terminated without cause or if the executive officer resigns for good reason within 12 months after consummation of a change of control of the company, the executive officer will be entitled to receive the following severance benefits: (1) continuation of base salary for the severance period applicable to the executive officer as described below, payable over the severance period in accordance with the company’s normal payroll practices; (2) 100% of the executive officer’s target bonus for the applicable severance period, payable within 45 days following the applicable fiscal year(s); (3) a pro-rated amount of the executive officer’s target bonus based upon the number of days that have elapsed in the fiscal year as of the termination date, payable within 30 days following the executive officer’s termination date; and (4) payment of health coverage premiums for the applicable severance period. The applicable severance periods are two years for our President, Chief Executive Officer, one and one-half years for our Senior Vice President, Worldwide Field Operations, and one year for our other executive officers, other than our Senior Vice President, Chief Financial Officer, from the date of termination. In order to receive these change of control benefits, the executive must execute a general release of claims in favor of the surviving company and its affiliates and comply with various restrictive covenants during the applicable severance period, including non-disparagement, non-compete and non-solicitation covenants. The non-competition, non-solicitation and non-disparagement covenants continue for the duration of the applicable salary continuation periods. The confidentiality covenant is not limited in duration.

Pursuant to the terms of Mr. Pender’s employment agreement with us, in the event that Mr. Pender is involuntarily terminated without cause or if he resigns for good reason in the one-month period prior to, or the thirteen-month period following, a change of control of the company, Mr. Pender will be entitled to receive the following benefits: (1) continuation of his base salary for a period of 24 months following his termination date, payable over the salary continuation period in accordance with the company’s normal payroll practices; (2) continuation of his quarterly or annual target bonus, as the case may be, for a period of 24 months following his termination date, payable in accordance with the company’s normal payroll practices; (3) a pro-rated amount of his target bonus that he would have been entitled to receive for the quarter or year, as the case may be, in which such termination of employment occurs, payable at the time that the company would ordinarily have made such bonus payment; and (4) continued health care coverage for a period of 24 months following termination of employment. In order to receive these change of control benefits, Mr. Pender must execute a general release of claims in favor of the surviving company and its affiliates and comply with various restrictive covenants during the applicable severance period, including non-compete and non-solicitation covenants. The duration of the non-competition and non-solicitation covenants is 24 months following termination of his employment. The confidentiality covenant is not limited in duration.

In addition, the option awards granted to the executive officers provide for acceleration of vesting of the options if a change of control occurs. Upon a change of control, all previously unvested time-based options will vest. Vesting of performance-based options will depend on the amount of consideration received by the Silver Lake investors. If the Silver Lake investors receive consideration from the change of control event that is equal to or greater than three times their original cash investment in our company, then all previously unvested performance-based options will vest. If the Silver Lake investors receive consideration that is at least two times their original cash investment, then all performance-based options that previously failed to vest as a result of the failure to meet the performance vesting requirements will vest. These arrangements and potential post-employment termination compensation payments are further described in the section entitled “Potential Payments upon Termination or Change of Control” below.

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

Stock Option Grant Practices

All grants of stock options under the 2006 Stock Incentive Plan have had exercise prices equal to the fair market value of our common stock on the date of grant. Because the company is a privately-held company and there is no market for our common stock, the fair market value of our common stock is determined by our compensation committee based on available information that is material to the value of our common stock. We obtain an independent valuation of our common stock on an annual basis and update the independent valuation on a semi-annual basis.

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

David J. Roux, Chairperson
Douglas D. Troxel
Hollie J. Moore

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($) (1)	Stock Awards (2) ($)	Option Awards (3) ($)	Non-Equity Incentive Plan Compen- sation (4) ($)	All Other Compen- sation (5) ($)	Total ($)
Executive Officers:
Jeremy Burton (6)	2008	$477,547	$200,000	—	$1,208,093	$478,928	$450	$2,365,018
President and Chief Executive Officer	2007	—	—	—	—	—	—
Robert I. Pender	2008	$290,000	$43,500	$361,412	$596,082	$101,500	$8,770	$1,401,264
Senior Vice President, Finance and Administration, Chief Financial Officer	2007	$290,000		$316,235	$1,662,589	$207,930	$7,410	$2,484,164
Edward Malysz (7)	2008	$260,000	—	—	$148,238	$87,750	$8,250	$504,238
Senior Vice President, General Counsel and Secretary	2007	$210,833	—	—	$221,226	$81,196	$5,855	$519,110
Michael Steinharter (8)	2008	$275,000	—	—	$561,849	$275,000	$8,248	$1,120,097
Senior Vice President, Worldwide Field Operations	2007	$22,917	—	—	$27,933	$22,917	67	$73,834
Carl Theobald	2008	$285,000	$15,500	—	$262,978	$80,750	$7,236	$651,464
Senior Vice President, Research and Development	2007	$262,500	—	—	$733,495	$130,600	$7,071	$1,133,666
Former Executive Officer:
Michael Capellas (9)	2008	—	—	—	—	—	—	—
Former Acting President and Chief Executive Officer	2007	—	—	—	—	—	—	—

(1)	The amounts in this column include a sign-on bonus of $200,000 paid to Mr. Burton based on the terms of his employment agreement and discretionary bonuses paid to Messrs. Pender and Theobald based on their contributions to the company during fiscal year 2008.
(2)	The amounts in this column reflect the dollar amount of expense recognized for financial statement reporting purposes in fiscal years 2008 and 2007 with respect to restricted stock awards made in fiscal years 2008 and 2007 as well as prior years in accordance with FAS 123R. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. Assumptions used in the calculation of these amounts are included in Note 7 to the company’s Consolidated Financial Statements for the year ended January 31, 2008.
(3)	The amounts in this column reflect the dollar amount of expense recognized for financial statement reporting purposes in fiscal years 2007 and 2008 with respect to stock options granted in fiscal years 2008 and 2007 as well as prior years in accordance with FAS 123R. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. Assumptions used in the calculation of these amounts are included in Note 7 to the company’s Consolidated Financial Statements for the year ended January 31, 2008.
(4)	The amounts in this column reflect the cash awards earned under the annual executive incentive plans for fiscal years 2008 and 2007. The annual incentive bonuses for Messrs. Burton and Steinharter were paid out at 100% of their respective annual target bonuses for fiscal year 2008 pursuant to the terms of their employment agreements.
(5)	The amounts in this column include supplemental life insurance premiums for each executive officer, matching 401(k) plan contributions for each executive officer other than Mr. Burton and a ten-year service award for Mr. Pender.
(6)	Mr. Burton commenced his employment with the company on March 5, 2007.
(7)	Mr. Malysz commenced his employment with the company on April 10, 2006.
(8)	Mr. Steinharter commenced his employment with the company on January 1, 2007.
(9)	Mr. Capellas was appointed as the company’s Acting President and Chief Executive Officer on December 20, 2006. Mr. Capellas remained a Senior Advisor to Silver Lake Partners and was compensated by Silver Lake Partners while acting as an executive officer of the company. Mr. Capellas received no compensation from the company for his services. Mr. Capellas resigned as Acting President and Chief Executive Office of the company effective as of March 5, 2007.

Grants of Plan-Based Awards in Fiscal Year 2008

Name	Grant Date	Potential Future Payouts Under Non-Equity Incentive Plan Awards (1)			Potential Future Payouts Under Equity Incentive Plan Awards (2)			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Executive Officers:
Jeremy Burton (3)	8/9/2007	$434,384	$434,384	$868,767	—	—	—	—	—	—	—
	4/10/2007	—	—	—	812,500	1,625,000	1,625,000	—	—	$5.15	$3,751,150
	4/10/2007	—	—	—	—	—	—	—	875,000	$5.15	$1,851,150
Robert Pender	8/9/2007	$72,500	$290,000	$580,000	—	—	—	—	—	—	—
Edward Malysz	8/9/2007	$61,750	$130,000	$195,000	—	—	—	—	—	—	—
	10/4/2007	—	—	—	25,000	50,000	50,000	—	—	$5.15	$95,880
	10/4/2007	—	—	—	—	—	—	—	50,000	$5.15	$92,680
Michael Steinharter (4)	8/9/2007	$275,000	$275,000	$550,000	—	—	—	—	—	—	—
Carl Theobald	8/9/2007	$57,000	$142,500	$237,500	—	—	—	—	—	—	—

Former Executive Officer:
Michael Capellas	—	—	—	—	—	—	—	—	—	—	—

(1)	The amounts in these columns represent potential future payouts under the FY2008 Executive Annual Incentive Plan. For a discussion of the FY2008 Executive Annual Incentive Plan, see the section entitled “Elements of Our Executive Compensation Program — Annual Cash Compensation.” Amounts are prorated based on term of service during the fiscal year.
(2)	The amounts in these columns represent the number of shares vesting under performance-based options granted under the 2006 Stock Incentive Plan. The Threshold column includes the number of shares under performance-based options that would cumulatively vest over the five fiscal years if the minimum EBITA targets (but not more than the minimum EBITA targets) were achieved during each fiscal year over five fiscal years. The Target and Maximum columns include the number of shares under performance-based options that would cumulatively vest over the five fiscal years if the maximum EBITA targets were achieved during each fiscal year over five fiscal years. For a further discussion of performance-based options, see the section entitled “Employment Agreements and Severance and Change of Control Benefits — 2006 Stock Incentive Plan.”
(3)	Pursuant to the terms of Mr. Burton’s employment agreement, the payout of Mr. Burton’s annual bonus under the FY2008 Executive Annual Incentive Plan was guaranteed at 100% of his annual target bonus of $525,000, subject to proration based on his term of service during the fiscal year.
(4)	Pursuant to the terms of Mr. Steinharter’s employment agreement, the payout of Mr. Steinharter’s annual bonus under the FY2008 Executive Annual Incentive Plan was guaranteed at 100% of his annual target bonus of $275,000, subject to proration based on his term of service during the fiscal year.

Outstanding Equity Awards at 2008 Fiscal Year-End

	Option Awards						Stock Awards
Name	Grant Date		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Executive Officers:
Jeremy Burton	4/10/2007	(3)	—	1,625,000	$5.15	4/10/2017	—	—	—	—
	4/10/2007	(4)	—	875,000	$5.15	4/10/2017	—	—	—	—
Robert Pender	5/9/2000	(1)	100,455	—	$1.25	5/9/2010	—	—	—	—
	3/1/2002	(1)	298,857	—	$1.25	3/1/2012	—	—	—	—
	8/14/2002	(1)	155,531	—	$1.25	8/14/2012	—	—	—	—
	2/19/2003	(1)	97,278	—	$1.25	2/19/2013	—	—	—	—
	2/24/2004	(1)	42,140	—	$1.25	2/24/2014	—	—	—	—
	5/19/2004	(1)	147,600	—	$1.25	5/19/2014	—	—	—	—
	2/24/2005	(1)	39,466	—	$1.25	2/24/2015	—	—	—	—
	3/10/2006	(2)	—	—	—	—	307,200	$1,597,440	—	—
	3/27/2006	(3)	110,500	994,500	$5.00	3/27/2016	—	—	—	—
	3/27/2006	(4)	272,708	322,292	$5.00	3/27/2016	—	—	—	—
Edward Malysz	5/17/2006	(3)	10,000	90,000	$5.00	5/17/2016	—	—	—	—
	5/17/2006	(4)	62,500	87,500	$5.00	5/17/2016	—	—	—	—
	10/4/2007	(3)	—	50,000	$5.15	10/4/2017	—	—	—	—
	10/4/2007	(4)	—	50,000	$5.15	10/4/2017	—	—	—	—
Michael Steinharter	1/18/2007	(3)	—	450,000	$5.09	1/18/2017	—	—	—	—
	1/18/2007	(4)	75,000	225,000	$5.09	1/18/2017	—	—	—	—
	1/18/2007	(3)	—	30,000	$5.09	1/18/2017	—	—	—	—
	1/18/2007	(4)	5,000	15,000	$5.09	1/18/2017	—	—	—	—
Carl Theobald	8/18/2004	(1)	246,053	—	$1.25	8/18/2014	—	—	—	—
	2/24/2005	(1)	3,947	—	$1.25	2/24/2015	—	—	—	—
	3/27/2006	(3)	48,750	438,750	$5.00	3/27/2016	—	—	—	—
	3/27/2006	(4)	120,312	142,188	$5.00	3/27/2016	—	—	—	—
Former Executive Officer:
Michael Capellas	—		—	—	—	—	—	—	—	—

(1)	Rollover options were fully vested as of March 10, 2006 in connection with the merger. Rollover options represent stock options of the company existing immediately prior to the merger which were converted into stock options to acquire common stock of the company immediately following the merger. For a further discussion regarding rollover options, see the section entitled “Employment Agreements and Severance and Change of Control Benefits — Rollover Options.”
(2)	Restricted stock fully vests on June 16, 2010, subject to continued employment with the company. For a further discussion regarding restricted stock, see the section entitled “Employment Agreements and Severance and Change of Control Benefits — Restricted Stock Purchase Agreements.”
(3)	Performance-based options vest upon the attainment of certain annual or cumulative earnings targets of the company during a five-year fiscal period. For a further discussion regarding performance-based options, see the section entitled “Employment Agreements and Severance and Change of Control Benefits — 2006 Stock Incentive Plan.”
(4)

Time-based options vest over four years with 25% vesting on the first anniversary of date of grant and 1/48th vesting each month thereafter. For a further discussion regarding time-based options, see the section entitled “Employment Agreements and Severance and Change of Control Benefits — 2006 Stock Incentive Plan.”

Potential Payments Upon Termination or Change of Control

The tables below reflect the amount of potential payments to each of the Named Executive Officers in the event of termination of employment of the Named Executive Officer. The amounts shown below assume that the termination was effective as of January 31, 2008, and include estimates of the amounts which would be paid to each executive officer upon his termination. The amounts below exclude amounts related to stock options that have vested as of January 31, 2008. The actual amount of any severance or change of control benefits to be paid out to a Named Executive Officer can only be determined at the time of the termination of employment of the Named Executive Officer. For a discussion regarding these severance and change of control benefits, see the sections entitled “Employment Agreements and Severance and Change of Control Benefits — Employment Agreement with our Chief Executive Officer,” “— Employment Agreement with our Chief Financial Officer,” “— Employment Agreements with our Other Executive Officers” and “— Change of Control Agreements.”

Jeremy Burton

Executive Benefits and Payments Upon Termination	Termination Without Cause or Resignation For Good Reason	Termination For Cause or Resignation Without Good Reason	Change of Control or Sale of Business
Compensation:
Base Salary (1)	$1,050,000	$—	$1,050,000
Target Incentive Bonus (2)	1,050,000	—	1,050,000
Stock Options (3)	—	—	125,000
Benefits:
Health Benefits (4)	48,471	—	48,471
Accrued Vacation Pay (5)	27,764	27,764	27,764

Total:	$2,176,235	$27,764	$2,301,235

(1)	Represents the executive officer’s base salary for a period of 24 months.
(2)	Represents the executive officer’s target bonus for a period of 24 months and assumes the change of control occurred on the first day of a fiscal year.
(3)	Represents the difference between the exercise price of $5.15 per share and the fair market value of the company’s common stock of $5.20 per share as of January 31, 2008, and accelerated vesting of all unvested options existing as of January 31, 2008. For additional information regarding partial and full acceleration of vesting of stock options upon a change of control, see the section entitled “Employment Agreements and Severance and Change of Control Benefits — Change of Control Agreements.”
(4)	Represents the estimated cost of COBRA coverage for the executive officer’s current health coverage benefits for a period of 24 months.
(5)	Represents accrued vacation existing as of January 31, 2008.

Robert Pender

Executive Benefits and Payments Upon Termination	Termination Without Cause or Resignation For Good Reason	Termination For Cause or Resignation Without Good Reason	Change of Control or Sale of Business
Compensation:
Base Salary (1)	$580,000	$—	$580,000
Target Incentive Bonus (2)	—	—	580,000
Stock Options (3)	14,875	—	1,860,798
Benefits:
Health Benefits (4)	43,960	—	43,960
Accrued Vacation Pay (5)	29,000	29,000	29,000

Total:	$667,835	$29,000	$3,093,758

(1)	Represents the executive officer’s base salary for a period of 24 months.
(2)	Represents the executive officer’s target bonus for a period of 24 months and assumes the change of control occurred on the first day of the applicable fiscal period.

(3)	For a termination without cause or for good reason, represents the difference between the exercise price of $5.00 per share and the fair market value of the company’s common stock of $5.20 per share as of January 31, 2008, and six months’ of vesting of unvested time-based options existing as of January 31, 2008. For a termination related to a change of control, represents (i) for options, the difference between the exercise price of $5.00 per share and the fair market value of the company’s common stock of $5.20 per share as of January 31, 2008, and accelerated vesting of all unvested options existing as of January 31, 2008, and (ii) for restricted stock, the fair market value of the company’s common stock of $5.20 per share as of January 31, 2008. For additional information regarding partial and full acceleration of vesting of stock options and restricted stock upon a change of control, see the section entitled “Employment Agreements and Severance and Change of Control Benefits — Restricted Stock Purchase Agreement” and “— Change of Control Agreements.”
(4)	Represents the estimated cost of COBRA coverage for the executive officer’s current health coverage benefits for a period of 24 months.
(5)	Represents accrued vacation existing as of January 31, 2008.

Edward Malysz

Executive Benefits and Payments Upon Termination	Termination Without Cause or Resignation For Good Reason	Termination For Cause or Resignation Without Good Reason	Change of Control or Sale of Business
Compensation:
Base Salary (1)	$—	$—	$260,000
Target Incentive Bonus (2)	—	—	130,000
Stock Options (3)	—	—	35,500
Benefits:
Health Benefits (4)	—	—	22,524
Accrued Vacation Pay (5)	16,500	16,500	16,500

Total:	$16,500	$16,500	$464,524

(1)	Represents the executive officer’s base salary for a period of 12 months.
(2)	Represents the executive officer’s target bonus for a period of 12 months and assumes the change of control occurred on the first day of a fiscal year.
(3)	Represents the difference between the applicable exercise prices of $5.00 and $5.15 per share and the fair market value of the company’s common stock of $5.20 per share as of January 31, 2008, and accelerated vesting of all unvested options existing as of January 31, 2008. For additional information regarding partial and full acceleration of vesting of stock options upon a change of control, see the section entitled “Employment Agreements and Severance and Change of Control Benefits — Change of Control Agreements.”
(4)	Represents the estimated cost of COBRA coverage for the executive officer’s current health coverage benefits for a period of 12 months.
(5)	Represents accrued vacation existing as of January 31, 2008.

Michael Steinharter

Executive Benefits and Payments Upon Termination	Termination Without Cause or Resignation For Good Reason	Termination For Cause or Resignation Without Good Reason	Change of Control or Sale of Business
Compensation:
Base Salary (1)	$412,500	$—	$412,500
Target Incentive Bonus (2)	—	—	412,500
Stock Options (3)	—	—	79,200
Benefits:
Health Benefits (4)	—	—	36,353
Accrued Vacation Pay (5)	15,865	15,865	15,865

Total:	$428,365	$15,865	$956,418

(1)	Represents the executive officer’s base salary for a period of 18 months.
(2)	Represents the executive officer’s target bonus for a period of 18 months and assumes the change of control occurred on the first day of a fiscal year.
(3)	Represents the difference between the exercise price of $5.09 per share and the fair market value of the company’s common stock of $5.20 per share as of January 31, 2008, and accelerated vesting of all unvested options existing as of January 31, 2008. For additional information regarding partial and full acceleration of vesting of stock options upon a change of control, see the section entitled “Employment Agreements and Severance and Change of Control Benefits — Change of Control Agreements.”
(4)	Represents the estimated cost of COBRA coverage for the executive officer’s current health coverage benefits for a period of 18 months.
(5)	Represents accrued vacation existing as of January 31, 2008.

Carl Theobald

Executive Benefits and Payments Upon Termination	Termination Without Cause or Resignation For Good Reason	Termination For Cause or Resignation Without Good Reason	Change of Control or Sale of Business
Compensation:
Base Salary (1)	$—	$—	$285,000
Target Incentive Bonus (2)	—	—	142,500
Stock Options (3)	—	—	116,188
Benefits:
Health Benefits (4)	—	—	22,524
Accrued Vacation Pay (5)	16,990	16,990	16,990

Total:	$16,990	$16,990	$583,202

(1)	Represents the executive officer’s base salary for a period of 12 months.
(2)	Represents the executive officer’s target bonus for a period of 12 months and assumes the change of control occurred on the first day of a fiscal year.
(3)	Represents the difference between the exercise price of $5.00 per share and the fair market value of the company’s common stock of $5.20 per share as of January 31, 2008, and accelerated vesting of all unvested options existing as of January 31, 2008. For additional information regarding partial and full acceleration of vesting upon a change of control, see the section entitled “Employment Agreements and Severance and Change of Control Benefits — Change of Control Agreements.”
(4)	Represents the estimated cost of COBRA coverage for the executive officer’s current health coverage benefits for a period of 12 months.
(5)	Represents accrued vacation existing as of January 31, 2008.

Director Compensation

During fiscal year 2008, none of our directors other than Mr. Crandall and Ms. Hackenson received any compensation for services as a director. Mr. Troxel received compensation as an employee for occasionally providing technical services related to the support of our mainframe software products. The following table contains compensation received by these directors during the fiscal year ended January 31, 2008. For a discussion regarding director compensation, see Item 10, “Director Compensation” above.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards (1) ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Directors:
L. Dale Crandall (2)	$7,095	—	$7,073	—	—	—	$14,168
Elizabeth Hackenson (3)	$35,000	—	$47,103	—	—	—	$82,103
Douglas Troxel (4)	$25,000	—	—	—	—	$24,104	$49,104

(1)	The amount in this column reflects the dollar amount of expense recognized for financial statement reporting purposes in fiscal year 2008 with respect to time-based options awarded in fiscal year 2008 as well as prior years in accordance with FAS 123R. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. Assumptions used in the calculation of these amounts are included in Note 7 to the company’s Consolidated Financial Statements for the year ended January 31, 2008.
(2)	Mr. Crandall was elected as a director of our board of directors on November 19, 2007. Fees earned or paid have been prorated based on Mr. Crandall’s term of service as a director during fiscal year 2008. On November 19, 2007, Mr. Crandall was granted a time-based option for 40,000 shares at an exercise price of $5.15 per share as his initial stock option grant under our compensation program for independent directors. The option expires ten years from the date of grant and vests over four years, as follows: 25% will vest on the first anniversary of the date of grant and 1/48th each month thereafter.
(3)	On August 14, 2007, Ms. Hackenson was granted a time-based option for 10,000 shares at an exercise price of $5.15 per share as her annual stock option grant under our compensation program for independent directors. The option expires ten years from the date of grant and vests fully on the anniversary of the date of grant.
(4)	Mr. Troxel received a base salary of $25,000, health coverage benefits and a matching 401(k) savings plan contribution, and reimbursement of life insurance premiums in the amount of $20,520. Mr. Troxel did not receive compensation for his services as a director.

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

Equity Compensation Plan Information

The following table contains information as of January 31, 2008 with respect to equity compensation plans under which shares of the company’s common stock are authorized for issuance.

	(A)	(B)	(C)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(1)	Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (excluding Securities Reflected in Column (A))
Equity compensation plans approved by security holders	14,447,394	$4.53	947,949
Equity compensation plans not approved by security holders	—	—	—
Total	14,447,394		947,949

(1)	At the time of the merger, certain management participants elected to rollover options to acquire 3,946,529 shares under equity compensation plans that were in effect immediately prior to the merger. The company will not make future grants or awards under these earlier plans. The number of shares to be issued upon the exercise of rollover options outstanding as of January 31, 2008 and the weighted average exercise price of these rollover options are included in Columns A and B. For additional information regarding rollover options, see Item 11, “Employment Agreements and Severance and Change of Control Benefits — Rollover Options.”

Beneficial Ownership

The table below sets forth information regarding the estimated beneficial ownership of the shares of common stock of Serena Software, Inc. as of April 15, 2008. The table sets forth the number of shares beneficially owned, and the percentage ownership, for:

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

Except as otherwise noted below, the address for each person listed on the table is c/o Serena Software, Inc., 1900 Seaport Boulevard, Redwood City, California 94063. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws.

Beneficial ownership is determined in accordance with the rules that generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares subject to options held by that person that were exercisable as of April 15, 2008 or will become exercisable within 60 days after such date are deemed outstanding, although the shares are not deemed outstanding for purposes of computing percentage ownership of any other person.

	Shares of Common Stock Beneficially Owned (1)
Name of Beneficial Owner	Number	Percent
Silver Lake funds (2)	66,100,000	67.1%
Douglas D. Troxel (3) (director and former executive officer)	30,825,780	31.3%
L. Dale Crandall (director)	—	*
Elizabeth Hackenson (4) (director)	17,500	*
John R. Joyce (5) (director)	66,100,000	67.1%
Hollie J. Moore (6) (director)	66,100,000	67.1%
David J. Roux (7) (director)	66,100,000	67.1%
Jeremy Burton (8) (director and executive officer)	255,208	*
Edward Malysz (9) (executive officer)	85,000	*
Robert I. Pender, Jr. (10) (executive officer)	1,633,714	1.6%
Michael Steinharter (11) (executive officer)	156,666	*
Carl Theobald (12) (executive officer)	446,406	*
Michael Capellas (former executive officer)	—	—
All directors and executive officers as a group (twelve persons)	99,520,274	98.7%

*	less than 1.0%
(1)	Percentage ownership is based on 98,549,945 shares of common stock outstanding as of April 15, 2008, including 307,200 shares of restricted stock.
(2)	Includes (i) 52,441,064 shares of common stock owned by Silver Lake Partners II, L.P. (“SLP II”), (ii) 158,936 shares of common stock held by Silver Lake Technology Investors II, L.P. (“SLTI II”) and (iii) 13,500,000 shares of common stock held by Serena Co-Invest Partners, L.P. (“Serena Co-Invest” and, together with SLP II and SLTI II, the “Silver Lake funds”). SLP II is also the holder of the sole outstanding share of series A preferred stock, which has preferential voting and liquidation rights, as discussed above. Silver Lake Technology Associates II, L.L.C. (“SLTA II”) is the general partner of each of the Silver Lake funds. The address for each of the entities listed in this footnote is c/o Silver Lake Partners, 2775 Sand Hill Road, Suite 100, Menlo Park, California 94025.
(3)

Includes (i) 30,005,780 shares of common stock held by Mr. Troxel as trustee of the Douglas D. Troxel Living Trust and (ii) 820,000 shares of common stock held by Mr. Troxel as trustee of the Change Happens Foundation. Mr. Troxel has the power to vote and dispose of the Change Happens Foundation shares. The address for each of the entities listed in this footnote is c/o Serena Software, Inc., 1900 Seaport Boulevard, Redwood City, California 94063-5587.
(4)	Includes 17,500 shares of common stock issuable pursuant to options that are exercisable or that will become exercisable within 60 days after April 15, 2008.
(5)	Mr. Joyce is a managing director of SLTA II. Amounts disclosed for Mr. Joyce are also included above in the amounts disclosed in the table next to “Silver Lake funds.” Mr. Joyce disclaims beneficial ownership in any shares owned directly or indirectly by the Silver Lake funds, except to the extent of any indirect pecuniary interest therein.
(6)	Ms. Moore is a senior officer of SLTA II. Amounts disclosed for Ms. Moore are also included above in the amounts disclosed in the table next to “Silver Lake funds.” Ms. Moore disclaims beneficial ownership in any shares owned directly or indirectly by the Silver Lake funds, except to the extent of any indirect pecuniary interest therein.
(7)	Mr. Roux is a managing director of SLTA II. Amounts disclosed for Mr. Roux are also included above in the amounts disclosed in the table next to “Silver Lake funds.” Mr. Roux disclaims beneficial ownership in any shares owned directly or indirectly by the Silver Lake funds, except to the extent of any indirect pecuniary interest therein.
(8)	Includes 255,208 shares of common stock issuable pursuant to options that are exercisable or that will become exercisable within 60 days after April 15, 2008.
(9)	Includes 85,000 shares of common stock issuable pursuant to options that are exercisable or that will become exercisable within 60 days after April 15, 2008.
(10)	Includes 1,326,514 shares of common stock issuable pursuant to options that are exercisable or that will become exercisable within 60 days after April 15, 2008, and 307,200 shares of restricted stock.
(11)	Includes 106,666 shares of common stock issuable pursuant to options that are exercisable or that will become exercisable within 60 days after April 15, 2008, and 50,000 shares of common stock.
(12)	Includes 446,406 shares of common stock issuable pursuant to options that are exercisable or that will become exercisable within 60 days after April 15, 2008.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Certain Relationships and Related Transactions

Since February 1, 2007, there has not been, nor is there currently planned, any transaction or series of similar transactions to which we were or are a party in which the amount involved exceeds $120,000 and in which any director, executive officer or holder of more than 5% of our capital stock or any member of such persons’ immediate families had or will have a direct or indirect material interest, other than agreements and transactions described under Item 10, “Compensation Discussion and Analysis — Employment Agreements and Severance and Change of Control Benefits” and the agreement described under “Silver Lake Management Agreement” below.

Silver Lake Management Agreement

In connection with the signing of the merger agreement with Spyglass Merger Corp., Spyglass Merger Corp. and Silver Lake Management Company, LLC, or the manager, entered into a management agreement pursuant to which the manager will provide consulting and management advisory services to us. Silver Lake Management

Company, LLC is an affiliate of the Silver Lake investors. Pursuant to this agreement, the manager received a transaction fee in the amount of $10.0 million payable at completion of the acquisition transaction and will receive an annual fee thereafter of $1.0 million, payable quarterly in advance, and fees as mutually agreed between the manager and the company in connection with future financing, acquisition, disposition and change of control transactions involving the company or its subsidiaries. The manager or its affiliates also received reimbursement for their out-of-pocket expenses incurred by them in connection with the acquisition transactions prior to the completion of the acquisition transaction and will receive reimbursements for their out-of-pocket expenses in connection with the provision of services pursuant to the management agreement. The management agreement also contains customary exculpation and indemnification provisions in favor of the manager and its affiliates. This agreement has a term of seven years, but may be terminated by either party earlier upon certain events, including an initial public offering of our common stock. In connection with any such early termination, we are required to pay certain fees to the manager.

Director Independence

Our board of directors has determined that Mr. Crandall and Ms. Hackenson qualify as independent directors within the meaning of Nasdaq Marketplace Rule 4200-1(a)(15), which is the definition used by the board of directors for determining the independence of its directors. Mr. Crandall and Ms. Hackenson are our only independent directors. Mr. Joyce and Ms. Moore, who are members of our audit committee, are not independent, none of the members of our compensation committee are independent, and Messrs. Roux and Troxel, who are members of our nominating committee, are not independent. Our board of directors is not comprised of a majority of independent directors, and its committees are not comprised solely of independent directors, because we are a privately held company and not subject to applicable listing standards, the terms of the stockholders agreement require that certain members of our board of directors be comprised of persons affiliated with our company, the Silver Lake investors and the Troxel investors, and the one share of series A preferred stock held by Silver Lake Partners II, L.P. entitles the holder to designate one director with the power to cast one more vote than all votes entitled to be cast by all other directors. For a description of the terms of the stockholders agreement, see Item 10, “Directors, Executive Officers and Corporate Governance — Board Composition.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Auditors’ Fees

The following table shows the fees for professional audit services rendered by KPMG LLP for the audit of our annual financial statements and review of our interim financial statements for fiscal years 2007 and 2008, and fees for other services rendered by KPMG LLP for fiscal years 2007 and 2008 (in thousands).

Fees	2007	2008
Audit fees (1)	$1,461	$1,182
Tax fees (2)	7	—

Total Fees	$1,468	$1,182

(1)	In fiscal year 2007, consists of services rendered in connection with the audit of our annual financial statements ($945,000), work performed related to the merger ($345,000) and statutory audits ($171,000). In fiscal year 2008, consists of services rendered in connection with the audit of our annual financial statements ($975,000) and statutory audits ($207,000).
(2)	Consists of worldwide tax services.

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

3. Index of Exhibits:

Exhibit No.	Exhibit Description

2.1	Agreement and Plan of Merger by and between Spyglass Merger Corp. and Serena Software, Inc. dated as of November 11, 2005 (incorporated by reference to Exhibit 2.1 to the registrant’s current report on Form 8-K (file no. 000-25285), filed with the SEC on November 14, 2005)

3.1	Restated Certificate of Incorporation of Serena Software, Inc. (incorporated by reference to Exhibit 3.01 to the registrant’s current report on Form 8-K (file no. 000-25285), filed with the SEC on August 21, 2006)

3.2	Bylaws of Serena Software, Inc. (incorporated by reference to Exhibit 3.02 to the registrant’s current report on Form 8-K (file no. 000-25285), filed with the SEC on August 21, 2006)

4.1	Indenture between Serena Software, Inc. and U.S. Bank National Association, as Trustee dated December 15, 2003 (incorporated by reference to Exhibit 4.1 to the registrant’s registration statement on Form S-3 (file no. 333-112770), filed with the SEC on February 12, 2004)

4.2	First Supplemental Indenture between Serena Software, Inc. and U.S. Bank National Association, as Trustee dated March 9, 2006. (incorporated by reference to Exhibit 4.1 to the registrant’s current report on Form 8-K (file no. 000-25285), filed with the SEC on March 16, 2006)

4.3	Pledge Agreement between Serena Software, Inc. and U.S. Bank National Association, as Trustee dated December 15, 2003 (incorporated by reference to Exhibit 4.3 to the registrant’s registration statement on Form S-3 (file no. 333-112770), filed with the SEC on February 12, 2004)

4.4	Form of 1 1/2% Convertible Subordinated Note Due 2023 (included in Exhibit 4.1)

4.5	Indenture between Serena Software, Inc., Spyglass Merger Corp. and The Bank of New York, as Trustee dated March 10, 2006 (incorporated by reference to Exhibit 99.B(2) to the registrant’s amended Schedule 13E-3 (file no. 005-58055), filed with the SEC on March 15, 2006)

4.6	Registration Rights Agreement among Serena Software, Inc., Spyglass Merger Corp., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Lehman Brothers Inc. dated March 10, 2006 (incorporated by reference to Exhibit 18 to the amended Schedule 13D (file no. 005-58055), filed by Silver Lake Partners II, L.P. with the SEC on March 16, 2006)

Exhibit No.	Exhibit Description
4.7	Form of 10 3/8% Senior Subordinated Note due 2016 (included in Exhibit 4.5)

10.1	Sublease Agreement dated January 22, 2002 between RSA Security, Inc. and Serena Software, Inc. (for prior headquarter facilities located in San Mateo, California) (incorporated by reference to Exhibit 10.16 to the registrant’s annual report on Form 10-K (file no. 000- 25285), filed with the SEC on April 29, 2002)

10.2	Landlord Consent to Sublease Agreement dated January 30, 2002 by and among EOP-Peninsula Office Park, L.L.C. and RSA Security, Inc. and Serena Software, Inc. (for prior headquarter facilities located in San Mateo) (incorporated by reference to Exhibit 10.15 to the registrant’s annual report on Form 10-K (file no. 000-25285), filed with the SEC on April 29, 2002)

10.3†	Sublease dated December 5, 2007 by and between Nuance Communications, Inc. and Serena Software, Inc. (for new headquarter facilities located in Redwood City, California

10.4†	Consent to Sublease dated December 14, 2007 by and among VII Pac Shores Investors, LLC, Nuance Communications, Inc. and Serena Software, Inc. (for new headquarter facilities located in Redwood City, California)

10.5	Credit Agreement among Spyglass Merger Corp., Serena Software, Inc., Lehman Brothers Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and UBS Securities LLC, as Joint Lead Arrangers and Joint Lead Bookrunners and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Syndication Agent, UBS Securities LLC, as Documentation Agent and the Administrative Agent dated as of March 10, 2006 (incorporated by reference to Exhibit 99.B(3) to the registrant’s amended Schedule 13E-3 (file no. 005-58055), filed with the SEC on March 15, 2006)

10.6	Security Agreement among Spyglass Merger Corp., Serena Software, Inc. and Lehman Commercial Paper Inc., as Collateral Agent dated as of March 10, 2006 (incorporated by reference to Exhibit 10.28 to the registrant’s registration statement on Form S-4 (file no. 333-133641), filed by the registrant with the SEC on April 28, 2006)

10.7	Pledge Agreement among Spyglass Merger Corp., Serena Software, Inc. and Lehman Commercial Paper Inc., as Collateral Agent dated as of March 10, 2006 (incorporated by reference to Exhibit 10.29 to the registrant’s registration statement on Form S-4 (file no. 333-133641), filed by the registrant with the SEC on April 28, 2006)

10.8	Stockholders Agreement by and among Spyglass Merger Corp., Silver Lake Partners II, L.P., Silver Lake Technology Investors II, L.P., Serena Co-Invest Partners, L.P., Integral Capital Partners VII, L.P., Douglas D. Troxel Living Trust, Change Happens Foundation and Douglas D. Troxel dated as of March 10, 2006 (incorporated by reference to Exhibit 22 to the amended Schedule 13D (file no. 005-58055), filed by Silver Lake Partners II, L.P. with the SEC on March 16, 2006)

10.9	Management Stockholders Agreement, dated as of March 7, 2006, among Spyglass Merger Corp., Silver Lake Partners II, L.P., Silver Lake Technology Investors II, L.P. and the Initial Management Investors named therein (incorporated by reference to Exhibit 23 to the amended Schedule 13D (file no. 005-58055), filed by Silver Lake Partners II, L.P. with the SEC on March 16, 2006)

10.10	Management Agreement by and between Spyglass Merger Corp. and Silver Lake Technology Management, L.L.C. dated as of November 11, 2005 (incorporated by reference to Exhibit 10.19 to the registrant’s registration statement on Form S-4 (file no. 333-133641), filed by the registrant with the SEC on April 28, 2006)

10.11*	Amended and Restated 1997 Stock Option Plan (incorporated by reference to Exhibit 10.2A to the registrant’s registration statement on Form S-1 (Registration No. 333-67761), filed with the SEC on February 11, 1999)

Exhibit No.	Exhibit Description
10.12*	Form of Option Agreement under the Amended and Restated 1997 Stock Option Plan (incorporated by reference to Exhibit 10.2B to the registrant’s registration statement on Form S-1 (Registration No. 333-67761), filed with the SEC on February 11, 1999)

10.13*	Serena Software, Inc. 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.24 to the registrant’s amended registration statement on Form S-4/A (file no. 333-133641), filed by the registrant with the SEC on July 28, 2006)

10.14*	Form of 2006 Stock Option Grant — Time Options (incorporated by reference to Exhibit 10.25 to the registrant’s registration statement on Form S-4 (file no. 333-133641), filed by the registrant with the SEC on April 28, 2006)

10.15*	Form of 2006 Stock Option Grant — Time/Performance Options (incorporated by reference to Exhibit 10.26 to the registrant’s registration statement on Form S-4 (file no. 333-133641), filed by the registrant with the SEC on April 28, 2006)

10.16*	Restricted Stock Agreement between Spyglass Merger Corp. and Robert I. Pender, Jr. dated as of March 10, 2006 (incorporated by reference to Exhibit 25 to the amended Schedule 13D (file no. 005-58055), filed by Silver Lake Partners II, L.P. with the SEC on March 16, 2006)

10.17*	Employment Agreement by and between Serena Software, Inc. and Robert I. Pender, Jr. dated as of March 10, 2006 (incorporated by reference to Exhibit 10.21 to the registrant’s registration statement on Form S-4 (file no. 333-133641), filed by the registrant with the SEC on April 28, 2006)

10.18*	Employment Agreement between Serena Software, Inc. and Michael Steinharter dated December 11, 2006 (incorporated by reference to Exhibit 10.18 to the registrant’s annual report on Form 10-K (file no. 000-25285), filed by the registrant with the SEC on April 30, 2007)

10.19*	Employment Agreement between Serena Software, Inc. and Jeremy Burton dated February 11, 2007 (incorporated by reference to Exhibit 10.19 to the registrant’s annual report on Form 10-K (file no. 000-25285), filed by the registrant with the SEC on April 30, 2007)

10.20*	Employment Offer Letter between Serena Software, Inc. and Rene Bonvanie dated May 31, 2007 (incorporated by reference to Exhibit 10.02 to the registrant’s quarterly report on Form 10-Q (file no. 000-25285), filed by the registrant with the SEC on September 14, 2007)

10.21*	Form of Change in Control Agreement (incorporated by reference to Exhibit 10.18 to the registrant’s annual report on Form 10-K (file no. 000-25285), filed by the registrant with the SEC on April 30, 2007)

10.22*	Share Subscription Agreement between Serena Software, Inc. and Michael Steinharter dated January 27, 2007 (incorporated by reference to Exhibit 10.24 to the registrant’s annual report on Form 10-K (file no. 000-25285), filed by the registrant with the SEC on April 30, 2007)

10.23*	FY 2008 Executive Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K (file no. 000-25285), filed by the registrant with the SEC on February 23, 2007)

10.24*†	FY 2008 Executive Annual Incentive Plan (Amended and Restated as of May 1, 2007)

10.25*†	FY 2009 Executive Annual Incentive Plan

12.1†	Statement of Computation of Ratio of Earnings to Fixed Charges

14.1	Financial Code of Ethics (incorporated by reference to Exhibit 14.1 to the registrant’s annual report on Form 10-K (file no. 000-25285), filed by the registrant with the SEC on April 30, 2007)

21.1†	List of Subsidiaries of Serena Software, Inc.

Exhibit No.	Exhibit Description
24.1†	Powers of Attorney (included on signature page)

31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1††	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2††	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or compensatory plan or arrangement.
†	Exhibit is filed herewith.
††	Exhibit is furnished rather than filed, and will not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 21, 2008.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of April 21, 2008.

Signature	Title

/s/ JEREMY BURTON (Jeremy Burton)	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ ROBERT I. PENDER, JR. (Robert I. Pender, Jr.)	Senior Vice President, Finance and Administration, Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ DAVID J. ROUX (David J. Roux)	Director and Chairman of the Board

/s/ L. DALE CRANDALL (L. Dale Crandall)	Director

/s/ ELIZABETH HACKENSON (Elizabeth Hackenson)	Director

/s/ JOHN R. JOYCE (John R. Joyce)	Director

/s/ HOLLIE MOORE (Hollie Moore)	Director

/s/ DOUGLAS D. TROXEL (Douglas D. Troxel)	Director

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

SERENA Software, Inc.:

We have audited the accompanying consolidated balance sheets of Serena Software, Inc. and subsidiaries (“the Company”) as of January 31, 2007 (Successor) and 2008 (Successor), and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year ended January 31, 2006 (Predecessor), for the period from February 1, 2006 to March 9, 2006 (Predecessor), for the period from March 10, 2006 to January 31, 2007 (Successor) and for the year ended January 31, 2008 (Successor). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Serena Software, Inc. and subsidiaries as of January 31, 2007 (Successor) and 2008 (Successor), and the results of their operations and their cash flows for the year ended January 31, 2006 (Predecessor), for the period from February 1, 2006 to March 9, 2006 (Predecessor), for the period March 10, 2006 to January 31, 2007 (Successor) and for the year ended January 31, 2008 (Successor) in conformity with U.S. generally accepted accounting principles.

As discussed in note 1 to the consolidated financial statements, on March 10, 2006, the Company was acquired by an investment group that included members of management in a merger accounted for as a purchase. Also, as discussed in note 1, effective February 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.

/s/    KPMG LLP

Mountain View, California

April 21, 2008

SERENA SOFTWARE, INC.

SUCCESSOR (SEE NOTE 1 (b))

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	Successor January 31, 2007	Successor January 31, 2008
ASSETS
Current assets
Cash and cash equivalents	$68,455	$48,304
Short-term investments	12	—
Accounts receivable, net of allowance of $847 and $1,027 at January 31, 2007 and 2008, respectively	40,894	39,532
Deferred taxes, net	10,593	9,116
Prepaid expenses and other current assets	5,051	4,943

Total current assets	125,005	101,895
Property and equipment, net	6,931	7,439
Goodwill	801,770	793,344
Other intangible assets, net	402,688	330,657
Other assets	11,053	10,210

Total assets	$1,347,447	$1,243,545

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$30,000	$—
Accounts payable	2,268	1,990
Income taxes payable	11,828	9,650
Accrued expenses	30,264	23,808
Accrued interest on term loan and subordinated notes	9,910	10,429
Deferred revenue	61,642	73,056

Total current liabilities	145,912	118,933
Deferred revenue, net of current portion	16,759	10,942
Long-term liabilities	1,906	9,196
Deferred taxes	151,250	120,964
Term loan	345,000	320,000
Senior subordinated notes	200,000	200,000

Total liabilities	860,827	780,035

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized and no shares issued and outstanding at January 31, 2007 and 2008	—	—
Series A Preferred stock, $0.01 par value; 1 share authorized, issued and outstanding at January 31, 2007 and 2008	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 98,519,130 and 98,549,945 shares issued and outstanding at January 31, 2007 and 2008, respectively	985	985
Additional paid-in capital	508,414	513,062
Accumulated other comprehensive loss	(283)	(931)
Accumulated deficit	(22,496)	(49,606)

Total stockholders’ equity	486,620	463,510

Total liabilities and stockholders’ equity	$1,347,447	$1,243,545

See accompanying notes to consolidated financial statements.

SERENA SOFTWARE, INC.

PREDECESSOR / SUCCESSOR (SEE NOTE 1 (b))

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	Predecessor		Successor
	Fiscal Year Ended January 31, 2006	Period From February 1, 2006 to March 9, 2006	Period From March 10, 2006 to January 31, 2007	Fiscal Year Ended January 31, 2008
Revenue:
Software licenses	$90,554	$2,847	$83,673	$78,405
Maintenance	136,009	13,989	120,616	155,465
Professional services	29,209	2,872	31,294	36,325

Total revenue	255,772	19,708	235,583	270,195

Cost of revenue:
Software licenses	3,211	238	2,497	1,861
Maintenance	13,225	1,375	12,287	15,551
Professional services	26,628	3,035	28,723	33,083
Amortization of acquired technology	16,921	1,786	36,067	35,217

Total cost of revenue	59,985	6,434	79,574	85,712

Gross profit	195,787	13,274	156,009	184,483

Operating expenses:
Sales and marketing	74,196	6,520	65,876	78,318
Research and development	34,678	3,555	32,248	40,384
General and administrative	18,868	1,806	16,878	20,129
Amortization of intangible assets	10,516	1,098	32,541	36,813
Acquired in-process research and development	—	—	4,100	—
Restructuring, acquisition and other charges	6,462	31,916	1,813	2,789

Total operating expenses	144,720	44,895	153,456	178,433

Operating income (loss)	51,067	(31,621)	2,553	6,050
Interest income	6,203	856	3,140	1,928
Interest expense	(3,300)	(355)	(45,062)	(47,535)
Change in fair value of derivative instrument	—	—	(1,154)	(7,378)
Amortization of debt issuance costs	(1,340)	(1,931)	(1,632)	(1,111)

Income (loss) before income taxes	52,630	(33,051)	(42,155)	(48,046)
Income tax expense (benefit)	17,363	(8,335)	(19,659)	(20,936)

Net income (loss)	$35,267	$(24,716)	$(22,496)	$(27,110)

See accompanying notes to consolidated financial statements.

SERENA SOFTWARE, INC.

PREDECESSOR / SUCCESSOR (SEE NOTE 1 (b))

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Deferred Stock-based Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Predecessor company balance as of January 31, 2005	42,266,206	$42	$177,750	$(1,092)	$(4,455)	$125,562	$297,807

Components of comprehensive income:
Net income	—	—	—	—	—	35,267	35,267
Change in foreign currency translation	—	—	—	—	471	—	471
Change in unrealized loss on available-for-sale securities, net of tax	—	—	—	—	(354)	—	(354)

Total comprehensive income	—	—	—	—	—	—	35,384
Issuance of common stock under the employee stock purchase plan	204,691	—	3,374	—	—	—	3,374
Repurchase of common stock	(2,187,500)	(2)	(48,599)	—	—	—	(48,601)
Common stock options exercised	621,774	1	9,296	—	—	—	9,297
Issuance of restricted common stock	475,000	—	9,429	(9,429)	—	—	—
Amortization of stock-based compensation	—	—	—	1,777	—	—	1,777
Tax benefit from employee stock plans	—	—	2,161	—	—	—	2,161

Predecessor company balance as of January 31, 2006	41,380,171	41	153,411	(8,744)	(4,338)	160,829	301,199

Components of comprehensive (loss):
Net (loss) (as restated)	—	—	—	—	—	(24,716)	(24,716)
Change in foreign currency translation	—	—	—	—	132	—	132

Total comprehensive (loss) (as restated)	—	—	—	—	—	—	(24,584)
Common stock options exercised	71,461	—	1,067	—	—	—	1,067
Amortization of stock-based compensation	—	—	—	254	—	—	254
Acceleration of options in the Merger	—	—	17,807	—	—	—	17,807
Fair value in excess of $24.00 per share for options assumed in the Merger	—	—	651	—	—	—	651

Predecessor company balance as of March 9, 2006	41,451,632	$41	$172,936	$(8,490)	$(4,206)	$136,113	$296,394

SERENA SOFTWARE, INC.

PREDECESSOR / SUCCESSOR (SEE NOTE 1 (b))

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)—(Continued)

(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Deferred Stock-based Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Successor company:
Initial investment by Silverlake Partners and management including shares and options assumed	99,113,930	$991	$507,166	$—	$—	$—	$508,157

Components of comprehensive (loss):
Net (loss)	—	—	—	—	—	(22,496)	(22,496)
Change in foreign currency translation	—	—	—	—	(283)	—	(283)

Total comprehensive (loss)	—	—	—	—	—	—	(22,779)
Issuance of common stock	50,000	—	255	—	—	—	255
Repurchase of common stock	(40,000)	—	(204)	—	—	—	(204)
Common stock cancelled	(604,800)	(6)	(498)	—	—	—	(504)
Repurchases of common stock options	—	—	(6,137)	—	—	—	(6,137)
Amortization of stock-based compensation	—	—	7,798	—	—	—	7,798
Tax benefit from employee stock plans	—	—	34	—	—	—	34

Successor company balance as of January 31, 2007	98,519,130	985	508,414	—	(283)	(22,496)	486,620

Components of comprehensive (loss):
Net (loss)	—	—	—	—	—	(27,110)	(27,110)
Change in foreign currency translation	—	—	—	—	(648)	—	(648)

Total comprehensive (loss)	—	—	—	—	—	—	(27,758)
Common stock options exercised	71,707	1	89	—	—	—	90
Repurchase of common stock	(40,892)	(1)	(210)	—	—	—	(211)
Repurchases of common stock options	—	—	(1,136)	—	—	—	(1,136)
Amortization of stock-based compensation	—	—	5,905	—	—	—	5,905

Successor company balance as of January 31, 2008	98,549,945	$985	$513,062	$—	$(931)	$(49,606)	$463,510

See accompanying notes to consolidated financial statements

SERENA SOFTWARE, INC.

PREDECESSOR / SUCCESSOR (SEE NOTE 1 (b))

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Predecessor		Successor
	Fiscal Year Ended January 31, 2006	Period From February 1, 2006 to March 9, 2006	Period From March 10, 2006 to January 31, 2007	Fiscal Year Ended January 31, 2008
Cash flows from operating activities:
Net income (loss)	$35,267	$(24,716)	$(22,496)	$(27,110)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	2,799	319	2,680	3,184
Deferred income taxes	2,027	(8,962)	(21,139)	(22,274)
Tax benefit from employee stock plans	2,161	—	—	—
Loss on disposal of property and equipment	35	—	—	—
Accrued interest on pledged securities	(103)	—	—	—
Interest expense on term credit facility and subordinated notes, net of interest paid	3,300	355	9,681	519
Fair market value adjustment on the interest rate swap	—	—	1,154	7,378
Amortization of debt issuance costs	1,340	1,931	1,632	1,111
Stock-based compensation	1,777	18,712	7,295	5,905
Amortization of acquired technology	16,921	1,786	36,067	35,217
Amortization of intangible assets	10,516	1,098	32,541	36,813
Acquired in-process research and development	—	—	4,100	—
Acquisition, restructure and other charges paid related to acquisitions	(7,575)	(1,059)	(14,097)	(1,685)
Changes in operating assets and liabilities:
Accounts receivable	5,524	2,328	(5,924)	1,362
Prepaid expenses and other assets	154	116	(200)	(160)
Accounts payable	(864)	(431)	148	(278)
Income taxes payable	(2,124)	627	1,528	(2,178)
Accrued expenses	8,589	12,236	13	(2,562)
Deferred revenue	1,651	1,736	15,935	5,597

Net cash provided by operating activities	81,395	6,076	48,918	40,839

Cash flows (used in) provided by investing activities:
Purchases of property and equipment	(3,039)	(221)	(3,440)	(3,719)
Sales of short-term and long-term investments	267,262	59,163	42,541	12
Purchases of short-term and long-term investments	(295,513)	—	—	—
Cash paid in acquisitions, net of cash received	(8,882)	(171)	(20,178)	(377)
Cash paid in the Silver Lake Partners transaction, including direct transaction costs	—	—	(847,035)	—
Sale of restricted investments	—	—	3,260	—

Net cash (used in) provided by investing activities	(40,172)	58,771	(824,852)	(4,084)

Cash flows (used in) provided by financing activities:
Common stock repurchased under stock repurchase plans	(48,601)	—	(204)	(211)
Repurchase of option rights under employee stock option plan	—	—	—	(1,138)

SERENA SOFTWARE, INC.

PREDECESSOR / SUCCESSOR (SEE NOTE 1 (b))

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(In thousands)

	Predecessor		Successor
	Fiscal Year Ended January 31, 2006	Period From February 1, 2006 to March 9, 2006	Period From March 10, 2006 to January 31, 2007	Fiscal Year Ended January 31, 2008
Proceeds from the sale of common stock under employee stock purchase plan and other plans	3,374	—	255	—
Exercise of stock options under employee stock option plan	9,297	1,067	—	90
Equity contributions from Silver Lake Partners and management	—	—	335,816	—
Debt issue costs paid	—	—	(15,648)	—
Principal borrowings under the term credit facility	—	—	400,000	—
Principal borrowings under the senior subordinated notes	—	—	200,000	—
Principal payments under the term credit facility	—	—	(25,000)	(55,000)
Payments on convertible subordinated notes, including conversion premium	—	—	(237,899)	—

Net cash (used in) provided by financing activities	(35,930)	1,067	657,320	(56,259)

Effect of exchange rate changes on cash	470	132	(283)	(647)

Net increase (decrease) in cash and cash equivalents	5,763	66,046	(118,897)	(20,151)
Cash and cash equivalents at beginning of period	115,543	121,306	187,352	68,455

Cash and cash equivalents at end of period	$121,306	$187,352	$68,455	$48,304

Supplemental disclosures of cash flow information:
Income taxes paid	$16,559	$—	$4,218	$2,502

Income taxes (refunded)	$—	$—	$(4,266)	$(1,008)

Interest expense paid	$—	$—	$35,188	$46,998

Non-cash investing and financing activity:
Non-cash consideration payable to shareholders in acquisitions	$865	$—	$779	$263

Fair value of common stock issued in the Silver Lake Partners transaction, including estimated fair value of options assumed and fair value in excess of cash paid on the acceleration of options	$—	$—	$508,157	$—

Restricted investments sold to trustee to pay interest on convertible notes	$3,300	$—	$—	$—

See accompanying notes to condensed consolidated financial statements

SERENA SOFTWARE, INC.

PREDECESSOR / SUCCESSOR (SEE NOTE 1 (b))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended January 31, 2006, 2007 and 2008

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

(c)    Reclassification

A reclassification with respect to convertible subordinated notes has been made to prior year balances in order to conform to the January 31, 2008 presentation. Such reclassification had no impact on operating income in all periods reported.

(d)    Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Serena

SERENA SOFTWARE, INC.

PREDECESSOR / SUCCESSOR (SEE NOTE 1 (b))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2006, 2007 and 2008

(1)    Description of Business and Summary of Significant Accounting Policies—(Continued)

has prepared the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America.

(e)    Foreign Currency Translation

The functional currencies of the Company’s foreign subsidiaries are for the most part the British Pound in the UK and the Euro in Europe, and to a lesser extent, other currencies including the Swiss Franc, Swedish Krona and Danish Krone in Europe, and the Singapore Dollar, Australian Dollar, Japanese Yen, Indian Rupee and South-Korean Won in Asia and the Pacific Rim. These foreign subsidiaries’ financial statements are translated using current exchange rates for balance sheet accounts and average rates during the period for income statement accounts. Translation adjustments are recorded as components of comprehensive income or loss in the consolidated statements of stockholders’ equity (deficit). Foreign currency transaction gains and losses are included in operating expenses, and have not been material to date.

(f)    Cash, Cash Equivalents and Investments

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. As of January 31, 2007 and 2008, cash equivalents consisted of commercial paper and money market funds.

The Company has classified its investments as “available-for-sale.” These investments are carried at fair value, based on quoted market prices, and unrealized gains and losses are recorded as components of comprehensive income or loss in the consolidated statements of stockholders’ equity (deficit). Investments deemed to be other-than-temporarily impaired would be recorded as other losses in the consolidated statements of operations. Historically, unrealized losses have been insignificant and the Company has not characterized any of its investments as other-than-temporarily impaired. Realized gains and losses upon sale or maturity of these investments are determined using the specific identification method and are recorded as other income or loss in the consolidated statements of operations.

Interest income consists principally of earnings generated from interest-bearing accounts held by the Company.

Cash equivalents consist of securities with original maturities of three months or less. Current short-term investments are securities which mature in less than one year.

SERENA SOFTWARE, INC.

PREDECESSOR / SUCCESSOR (SEE NOTE 1 (b))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2006, 2007 and 2008

(1)    Description of Business and Summary of Significant Accounting Policies—(Continued)

Cash and cash equivalents and investments consisted of the following as of January 31, 2007 and 2008 (in thousands):

	Successor			Successor
	As of January 31, 2007			As of January 31, 2008
	Cost	Unrealized Losses	Cost	Cost	Unrealized Losses	Market
Cash and Cash Equivalents:
Cash	$30,679	$—	$30,679	$25,484	$—	$25,484
Money Market Funds	37,776	—	37,776	22,820	—	22,820

	$68,455	$—	$68,455	$48,304	$—	$48,304

Short-term Investments:
CD’s/Bonds	$12	$—	$12	$—	$—	$—
Corporate Notes	—	—	—	—	—	—

	$12	$—	$12	$—	$—	$—

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

	Balance at Beginning of Period	Additions- Charges to Expenses	(a) Deductions & Write- offs	Balance at End of Period
Predecessor
Year Ended January 31, 2006:
Allowance for doubtful accounts	$1,599	$524	$(972)	$1,151
Period from February 1, 2006 through March 9, 2006:
Allowance for doubtful accounts	$1,151	$—	$—	$1,151
Successor
Period from March 10, 2006 through January 31, 2007:
Allowance for doubtful accounts	$1,151	$175	$(479)	$847
Year Ended January 31, 2008:
Allowance for doubtful accounts	$847	$297	$(117)	$1,027

(a)	Deductions related to the allowance for doubtful accounts represent amounts written off against the allowance.

(h)    Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, generally three to five years.

SERENA SOFTWARE, INC.

PREDECESSOR / SUCCESSOR (SEE NOTE 1 (b))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2006, 2007 and 2008

(1)    Description of Business and Summary of Significant Accounting Policies—(Continued)

(i)    Goodwill and Other Intangible Assets

Goodwill represents the excess of cost over fair value of net assets of businesses acquired. The Company accounts for goodwill and certain intangible assets after an acquisition is completed in accordance with FASB Statement No. 142, “Goodwill and Other Intangible Assets.” Pursuant to SFAS No. 142, goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with FASB Statement No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”

Acquired technologies are being amortized over periods ranging from 1.5 years to 5 years and the amortization expense associated with acquired technologies is reflected in cost of revenue in the consolidated statements of operations. Other intangible assets are being amortized over periods ranging from 4.5 years to 8 years and the amortization expense associated with other intangible assets is reflected in operating expenses in the consolidated statements of operations.

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

SERENA SOFTWARE, INC.

PREDECESSOR / SUCCESSOR (SEE NOTE 1 (b))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2006, 2007 and 2008

(1)    Description of Business and Summary of Significant Accounting Policies—(Continued)

The Company has, however, capitalized certain costs totaling $2.4 million and $1.7 million in fiscal 2007 and 2008, respectively, associated with computer software it has acquired for internal use. The capitalization and amortization of these costs are in accordance with AICPA Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” These costs are being amortized over periods of three to five years.

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

(m)    Concentrations of Credit Risk

Financial instruments, potentially subjecting the Company to concentrations of credit risk, consist primarily of temporary cash investments. The Company places its temporary cash investments with a single major financial institution. The Company maintains an allowance for potential credit losses on customer trade accounts receivable and amounts on deposit substantially exceeding FDIC insured limits.

(n)    Fair Value of Financial Instruments

The fair value of the Company’s cash and cash equivalents, accounts receivable and accounts payable approximate their respective carrying amounts.

The estimated fair values of certain of our long-term debt obligations, based on quoted market prices, as of January 31, 2007 and 2008 are as follows:

	Carrying Amount	Fair Value
	(In thousands)
As of January 31, 2007:
10.375% Senior Subordinated Notes due 2016	$200,000	$213,500
As of January 31, 2008:
10.375% Senior Subordinated Notes due 2016	$200,000	$191,500

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

SERENA SOFTWARE, INC.

PREDECESSOR / SUCCESSOR (SEE NOTE 1 (b))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2006, 2007 and 2008

(1)    Description of Business and Summary of Significant Accounting Policies—(Continued)

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

SERENA SOFTWARE, INC.

PREDECESSOR / SUCCESSOR (SEE NOTE 1 (b))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2006, 2007 and 2008

(1)    Description of Business and Summary of Significant Accounting Policies—(Continued)

Our VSOE for certain elements of an arrangement is based upon the pricing in comparable transactions when the element is sold separately. VSOE for post contract support services are primarily based upon customer renewal history where the services are sold separately. VSOE for professional services are also based upon the price charged when the services are sold separately.

For multiple element arrangements, VSOE must exist for the undelivered elements to allocate the total fee among all delivered and non-essential undelivered elements of the arrangement. If the undelivered elements of the arrangement are essential to the functionality of the product, revenue is deferred until the essential elements are delivered. If VSOE does not exist for one or more non-essential undelivered elements, revenue is deferred until such evidence does exist for the undelivered elements, or until all elements are delivered, whichever is earlier. If VSOE of all non-essential undelivered elements exists but VSOE does not exist for one or more delivered elements, revenue is recognized using the residual method. Under the residual method, the revenue for the undelivered elements is deferred based upon VSOE and the remaining portion of the arrangement fee is recognized as revenue for the delivered elements, assuming all other criteria for revenue recognition have been met.

The Company sells products to its end users and distributors under license agreements or purchase orders. Each new license includes maintenance, which includes the right to receive telephone support, “bug fixes” and unspecified upgrades and enhancements, for a specified duration of time, usually one year. The fee associated with such agreements is allocated between software license revenue and maintenance revenue based on the residual method. Software license revenue from these agreements or purchase orders is recognized upon receipt and acceptance of a signed contract or purchase order and delivery of the software, provided the related fee is fixed or determinable and collectibility of the revenue is probable. If an acceptance period is required, revenue is recognized upon the earlier of customer acceptance or the expiration of the acceptance period, as defined in the applicable software license agreement.

The Company recognizes maintenance revenue ratably over the life of the related maintenance contract. Maintenance contracts on perpetual licenses generally renew annually, although the Company does on occasion enter into multi-year maintenance agreements. The Company typically invoices and collects maintenance fees on an annual basis at the anniversary date of the license. Deferred revenue represents amounts received by the Company in advance of performance of the maintenance obligation. Professional services revenue includes fees derived from the delivery of training, installation, and consulting services. Revenue from training, installation, and consulting services is recognized on a time and materials basis as the related services are performed. These services have not historically involved significant production, modification or customization of the software and the services have not been essential to the functionality of the software.

(q)    Stock-Based Compensation

Effective February 1, 2006, the Company adopted the provisions of, and accounted for stock-based compensation in accordance with, the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123 — revised 2004 (“SFAS 123R”), “Share-Based Payment” which replaced Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the fair value of the award over the requisite service period, which is the vesting period. The Company elected the modified-prospective method of adoption, under which prior periods are not revised for

SERENA SOFTWARE, INC.

PREDECESSOR / SUCCESSOR (SEE NOTE 1 (b))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2006, 2007 and 2008

(1)    Description of Business and Summary of Significant Accounting Policies—(Continued)

comparative purposes. The Company has elected the graded-vesting attribution method for recognizing stock-based compensation expense over the requisite service period for each separately vesting tranche of awards as though the awards were, in substance, multiple awards. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro forma disclosures.

The adoption of SFAS 123R had a material impact on the Company’s consolidated financial statements. See Note 7 “Stock-Based Compensation” for further information regarding our stock-based compensation assumptions and expenses, including pro forma disclosures for prior periods as if we had recorded stock-based compensation expense.

(r)    Derivative Instruments

The Company accounts for derivative instruments in accordance with the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Certain Hedging Activities” (“SFAS 133”), as amended by Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS 133” (“SFAS 138”) and Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). The Company utilizes certain derivative instruments to enhance its ability to manage risk relating to interest rate exposure. Derivative instruments are entered into for periods consistent with the related underlying exposures and are not entered into for speculative purposes. The Company documents all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking various hedge transactions. In the second fiscal quarter ended July 31, 2006, the Company entered into an interest rate swap transaction to effectively convert the variable interest rate on a portion of its $400.0 million senior secured term loan to a fixed rate. The swap, which expires on April 10, 2010, is recorded on the balance sheet at fair value in accordance with SFAS 133. The swap has not been designated as a hedge and accordingly, changes in the fair value of the derivative are recognized in the statement of operations. The notional amount of the swap was $250.0 million initially and amortizes down over time to $126.0 million at the time the swap transaction expires on April 10, 2010. Under the terms of the swap, the company will make interest payments based on a fixed rate equal to 5.38% and will receive interest payments based on the LIBOR setting rate, set in arrears.

(s)    Segment Reporting

Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information” establishes standards for the manner in which public companies report information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The method for determining what information to report is based on the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance. The Company’s chief operating decision-maker is considered to be the Company’s chief executive officer (“CEO”). The CEO reviews financial information presented on an entity level basis accompanied by disaggregated information about revenues by product type and certain information about geographic regions for purposes of making operating decisions and assessing financial performance. The entity level financial information is identical to the

SERENA SOFTWARE, INC.

PREDECESSOR / SUCCESSOR (SEE NOTE 1 (b))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2006, 2007 and 2008

(1)    Description of Business and Summary of Significant Accounting Policies—(Continued)

information presented in the accompanying consolidated statements of operations. All of the Company’s products perform similar functions, and therefore the Company only has one group of similar products and services. Therefore, the Company has determined that it operates in a single operating segment: enterprise change management software.

Geographic information

	Predecessor		Successor
	Fiscal Year Ended January 31, 2006	Period From February 1, 2006 to March 9, 2006	Period From March 10, 2006 to January 31, 2007	Fiscal Year Ended January 31, 2008
Revenues:
United States of America:
Software licenses	$57,953	$1,804	$53,641	$48,600
Maintenance and professional services	110,431	11,312	101,915	129,868

Total United States of America	168,384	13,116	155,556	178,468

Europe and Asia:
Software licenses	32,601	1,043	30,032	29,805
Maintenance and professional services	54,787	5,549	49,995	61,922

Total Europe and Asia	87,388	6,592	80,027	91,727

Total	$255,772	$19,708	$235,583	$270,195

The Company operates in the United States of America, Europe and the Asia Pacific region. In general, revenues are attributed to the country in which the contract originates.

	Successor As of January 31,
	2007	2008
	(In thousands)
Property and equipment:
United States of America	$5,824	$6,224
Europe	1,107	1,215

Total	$6,931	$7,439

Major customers

No customer accounted for 10% or more of consolidated revenues in fiscal 2006, 2007 or 2008.

(t)    Advertising

Advertising costs are expensed as incurred. Advertising expense is included in sales and marketing expense and amounted to $4.8 million, $0.5 million, $6.0 million and $6.1 million in fiscal 2006, the predecessor period from February 1, 2006 to March 9, 2006, the successor period from March 10, 2006 to January 31, 2007 and fiscal 2008, respectively.

SERENA SOFTWARE, INC.

PREDECESSOR / SUCCESSOR (SEE NOTE 1 (b))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2006, 2007 and 2008

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

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted this Interpretation effective February 1, 2007. See Note 8 for further information regarding this standard and the impact of its adoption on the Company’s consolidated results of operations or financial position.

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides interpretive guidance on how registrants should quantify financial statement misstatements. There are two commonly used methods to quantify misstatements—the “rollover” method (which primarily focuses on the income statement impact of misstatements) and the “iron curtain” method (which focuses on the balance sheet impact). SAB 108 requires registrants to use a dual approach whereby both of these methods are considered in evaluating the materiality of financial statement errors. SAB 108 was effective for fiscal years ending on or after November 15, 2006. The Company adopted this Bulletin effective February 1, 2007. This Bulletin did not have a material impact on the Company’s consolidated results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to

SERENA SOFTWARE, INC.

PREDECESSOR / SUCCESSOR (SEE NOTE 1 (b))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2006, 2007 and 2008

(1)    Description of Business and Summary of Significant Accounting Policies—(Continued)

provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. We are currently in the process of evaluating the impact of SFAS No. 157 on our consolidated results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities (as amended),” an amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities (as amended).” SFAS No. 159 permits entities to choose to measure many financial instruments and certain warranty and insurance contracts at fair value on a contract-by-contract basis. The Statement applies to all reporting entities, including not-for-profit organizations, and contains financial statement presentation and disclosure requirements for assets and liabilities reported at fair value as a consequence of the election. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted subject to certain conditions, however an early adopter must also adopt SFAS 157 at the same time. The Company is currently in the process of evaluating the impact of SFAS No. 159 on its consolidated results of operations or financial position.

(2)    Property and Equipment

Property and equipment, with economic useful lives ranging from three years to seven years, consisted of the following (in thousands):

	Successor
	As of January 31,
	2007	2008
Computers and equipment	$16,891	$20,258
Furniture and fixtures	1,930	2,169

	18,821	22,427
Less: accumulated depreciation	11,890	14,988

	$6,931	$7,439

(3)    Goodwill and Other Intangible Assets

(a)    Goodwill:

The Company accounts for goodwill and certain intangible assets after an acquisition is completed in accordance with SFAS No. 142. As such, goodwill and other indefinite life intangible assets are not amortized but instead are periodically tested for impairment. The annual impairment test required by SFAS No. 142 is performed in the fourth fiscal quarter each year and has been performed in each of the fourth quarters of fiscal years 2006, 2007 and 2008. The Company has concluded that there were no indicators of impairment of goodwill as of January 31, 2008.

SERENA SOFTWARE, INC.

PREDECESSOR / SUCCESSOR (SEE NOTE 1 (b))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2006, 2007 and 2008

(3)    Goodwill and Other Intangible Assets—(Continued)

The change in the carrying amount of goodwill for the fiscal years ended January 31, 2007 and 2008 is as follows (in thousands):

Predecessor company balance as of January 31, 2006 and March 9, 2006	$297,775

Successor company:
Goodwill recorded in the Merger	$795,219
Purchase accounting adjustment with respect to the release of certain tax reserves related to Merant	(4,004)
Goodwill recorded in the Pacific Edge acquisition	9,845

Successor company balance as of January 31, 2007	801,770
Purchase accounting adjustment with respect to the release of certain tax reserves related to Merant	(1,516)
Purchase accounting adjustments to goodwill associated with the Merger and other acquisitions	(6,910)

Successor company balance as of January 31, 2008	$793,344

In the fiscal year ended January 31, 2008, the Company made adjustments totaling $6.9 million to reduce goodwill which related primarily to making fair value adjustments to certain deferred revenues acquired in the Merger, and to a lesser extent, to finalize certain acquisition-related costs associated with the Merger and other technology acquisitions.

(b)    Other Intangible Assets:

Other intangible assets are comprised of the following (in thousands):

	Successor As of January 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Acquired technology	$178,186	$(36,158)	$142,028
Customer relationships	278,900	(30,950)	247,950
Trademark / Trade name portfolio	14,300	(1,590)	12,710

Total	$471,386	$(68,698)	$402,688

	Successor As of January 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Acquired technology	$178,186	$(71,375)	$106,811
Customer relationships	278,900	(65,966)	212,934
Trademark / Trade name portfolio	14,300	(3,388)	10,912

Total	$471,386	$(140,729)	$330,657

SERENA SOFTWARE, INC.

PREDECESSOR / SUCCESSOR (SEE NOTE 1 (b))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2006, 2007 and 2008

(3)    Goodwill and Other Intangible Assets—(Continued)

Estimated amortization expense:
For year ended January 31, 2009	$71,718
For year ended January 31, 2010	71,630
For year ended January 31, 2011	70,337
For year ended January 31, 2012	40,361
For year ended January 31, 2013	36,408
Thereafter	40,203

Total	$330,657

As of January 31, 2008, the weighted average remaining amortization period for acquired technology is 35 months; trademark/trade name portfolio is 73 months; and customer relationships is 73 months. The total weighted average remaining amortization period for all identifiable intangible assets is 59 months. For the Predecessor company, the aggregate amortization expense of acquired technology was $16.9 million and $1.8 million in the fiscal year ended January 31, 2006 and period from February 1, 2006 through March 9, 2006, respectively. For the Predecessor company, the aggregate amortization expense of other intangible assets was $10.5 million and $1.1 million in the fiscal year ended January 31, 2006 and period from February 1, 2006 through March 9, 2006, respectively. For the Successor company, the aggregate amortization expense of acquired technology was $36.1 million and $35.2 million in the Successor period from March 10, 2006 through January 31, 2007 and fiscal year ended January 31, 2008, respectively. For the Successor company, the aggregate amortization expense of other intangible assets was $32.5 million and $36.8 million in the Successor period from March 10, 2006 through January 31, 2007 and fiscal year ended January 31, 2008, respectively. There were no impairment charges in fiscal year 2006, 2007 or 2008.

(4)    Accrued Expenses

(a)    Total Accrued Expenses

Total accrued expenses consisted of the following (in thousands):

	Successor
	As of January 31,
	2007	2008
Management incentive bonuses and commissions	$4,564	$6,346
Payroll-related items	4,442	5,129
Royalties	1,629	1,519
Acquisition consideration payable	779	263
Acquisition-related and restructuring charges and accruals	2,085	271
Other	16,765	10,280

	$30,264	$23,808

(b)    Acquisition-Related and Restructuring Charges and Accruals

The Successor company’s total acquisition-related and restructuring accrual is predominantly associated with the Merger in March 2006 and the Predecessor company’s acquisition of Merant in April 2004, and to a lesser extent, three smaller technology acquisitions in March 2005, March 2006 and October 2006.

With respect to the Merger in March 2006, the Company recorded acquisition-related costs totaling $13.6 million, and employee severance and other restructuring costs totaling $0.6 million, accrued through

SERENA SOFTWARE, INC.

PREDECESSOR / SUCCESSOR (SEE NOTE 1 (b))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2006, 2007 and 2008

(4)    Accrued Expenses—(Continued)

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

In aggregate, the Successor Company did not accrue any costs associated with acquisition-related and restructuring activities during the fiscal year ended January 31, 2008, and paid $1.4 million in acquisition-related and restructuring charges in the fiscal year ended January 31, 2008. The nature of the acquisition-related and restructuring charges and the amounts paid and accrued as of January 31, 2006, 2007 and 2008, which are included in accrued expenses, are summarized as follows (in thousands):

	Severance, payroll taxes and other employee benefits	Facilities closures	Legal and other acquisition- related costs	Total acquisition- related and restructuring charges and accruals
Predecessor company balances as of January 31, 2005	$5,066	$637	$940	$6,643
Activity during the fiscal year ended January 31, 2006:
Accrued	—	—	6,562	6,562
Paid	(3,138)	(339)	(4,098)	(7,575)
Adjustments (1)	(1,428)	(143)	(665)	(2,236)

Predecessor company balances as of January 31, 2006	500	155	2,739	3,394
Activity during the Predecessor period from February 1, 2006 through March 9, 2006:
Accrued	553	—	13,006	13,559
Paid	(172)	(2)	(885)	(1,059)

Predecessor company balances as of March 9, 2006	881	153	14,860	15,894
Activity during the Successor period from March 10, 2006 through January 31, 2007 after assuming the Predecessor’s March 9, 2006 balances:
Accrued	10	201	366	577
Paid	(727)	(40)	(13,330)	(14,097)
Adjustments (2)	—	—	(289)	(289)

Successor company balances as of January 31, 2007	164	314	1,607	2,085
Activity during the Successor fiscal year ended January 31, 2008
Accrued	—	—	—	—
Paid	(118)	(384)	(906)	(1,408)
Adjustments (3)	(46)	341	(701)	(406)

Successor company balances as of January 31, 2008	$—	$271	$—	$271

(1)

Purchase accounting adjustments recorded in the first fiscal quarter ended April 30, 2005 totaled $2.2 million and were the result of finalizing certain acquisition-related estimates associated with the

SERENA SOFTWARE, INC.

PREDECESSOR / SUCCESSOR (SEE NOTE 1 (b))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2006, 2007 and 2008

(4)    Accrued Expenses—(Continued)

Merant acquisition at the one year anniversary of the acquisition. There were no purchase accounting adjustments associated with acquisition-related and restructuring charges recorded in the second, third or fourth fiscal quarters in the fiscal year ended January 31, 2006.

(2)	Purchase accounting adjustments recorded in the third fiscal quarter ended October 31, 2006 totaled $0.2 million and were the result of finalizing certain acquisition-related estimates associated with the Merger. Purchase accounting adjustments recorded in the fourth fiscal quarter ended January 31, 2007 totaled $0.1 million and were the result of finalizing certain acquisition-related estimates associated with a smaller technology acquisition in March 2006.
(3)	Purchase accounting adjustments recorded in the fiscal year ended January 31, 2008 totaled $0.4 million and were the result of finalizing certain acquisition-related estimates associated with the Merger, and to a lesser extent, finalizing certain acquisition-related estimates associated with the Pacific Edge, Merant and Apptero acquisitions.

Acquisition-related and restructuring accruals at January 31, 2007 and 2008 totaling $2.1 million and $0.3 million, respectively, are reflected in accrued expenses in the Company’s consolidated balance sheets.

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

The Merger has been accounted for as an acquisition, using the purchase method of accounting, from the date of completion, March 10, 2006. This change has created many differences between reporting for Serena post-Merger, as Successor, and Serena pre-Merger, as Predecessor. The Predecessor financial statements for periods ended before March 10, 2006, generally are not be comparable to the Successor financial statements for periods after that date. Under purchase accounting, Serena’s tangible assets and liabilities and intangible assets were recorded at fair value which has resulted in a new carrying basis for those assets and liabilities. The Merger has resulted in Serena having an entirely new capital structure, which has resulted in significant differences between the Predecessor’s and the Successor’s equity. In addition, in order to finance the acquisition, the Successor borrowed $400.0 million under a senior secured Credit Facility, and issued $200.0 million in principal amount of 10 3/8% senior subordinated notes due 2016 and converted $220.0 million of pre-existing convertible notes.

SERENA SOFTWARE, INC.

PREDECESSOR / SUCCESSOR (SEE NOTE 1 (b))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2006, 2007 and 2008

(5)    Mergers and Acquisitions—(Continued)

In connection with the Merger, the Successor company recorded $795.2 million in goodwill. The goodwill is not expected to be deductible for tax purposes. The primary factor that contributed to a purchase price that resulted in recognition of a significant amount of goodwill was the cash premium paid to public shareholders as a result of the large installed base that generates a profitable and steady maintenance stream and thereby allowed the company to leverage the new equity investment. The primary reason for the Merger was to allow management to have a longer term outlook for business by taking the Company private.

The total purchase price was $1,019.2 million and consisted of a combination of cash and stock as follows (in thousands):

Cash paid	$826,396
Shares assumed based on the common stock fair value on the closing date	155,510
Fair value of options assumed	16,497
Direct transaction costs	20,750

Total purchase price of acquisition	$1,019,153

The total initial allocation of purchase price was as follows (in thousands):

Fair value of net liabilities assumed	$(57,869)
Acquired technology	165,800
Acquired in-process research and development	4,100
Trademark / Trade name portfolio	14,200
Customer relationships	276,200
Deferred tax liability	(178,291)
Goodwill	795,013

Total allocation of purchase price	$1,019,153

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

Deferred revenues—The Predecessor company’s deferred revenue was derived primarily from maintenance and support contracts. The Company estimated its obligation related to the deferred revenue using the cost build-up approach. The cost build-up approach determines fair value by estimating the costs relating to fulfilling the obligation plus a normal profit margin. The sum of the costs and operating profit approximates the amount that we would be required to pay a third party to assume the support obligation. The estimated costs to fulfill the support obligation were based on the historical direct costs related to providing the support. As a result, the Company recorded an adjustment to reduce the Predecessor company’s carrying value of deferred revenue by $15.0 million to $84.5 million, which represents the Company’s estimate of the fair value of the contractual obligations assumed by the Successor company.

SERENA SOFTWARE, INC.

PREDECESSOR / SUCCESSOR (SEE NOTE 1 (b))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2006, 2007 and 2008

(5)    Mergers and Acquisitions—(Continued)

Other intangible assets—The amounts allocated were $165.8 million, $276.2 million and $14.2 million to acquired technology, customer contracts and relationships, and Trademarks and Trade names, respectively.

Acquired product rights include developed and core technology and patents. Developed technology relates to the Predecessor Company’s products across all of their product lines that have reached technological feasibility. Core technology and patents represent a combination of the Predecessor Company’s processes, patents and trade secrets developed through years of experience in design and development of its products. The Company amortizes the fair value of the acquired product rights based on the pattern in which the economic benefits of the intangible asset will be consumed.

Customer contracts and relationships represent existing contracts and the underlying customer relationships. The Company amortizes the fair value of these assets based on the pattern in which the economic benefits of the intangible asset will be consumed.

Trademarks and Trade Names primarily relate to the Serena trade name and Dimensions, Serena Business Mashups, ZMF and PVCS product names, which are amortized on a straight-line basis.

See note 3 of notes to our consolidated financial statements for further information regarding other intangible assets.

Acquired in-process research and development—The amount allocated to acquired in-process research and development was $4.1 million. See note 6 of notes to our consolidated financial statements for further information regarding acquired in-process research and development.

Goodwill— The amount allocated to goodwill was $795.0 million. Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and intangible assets. In accordance with SFAS 142, goodwill will not be amortized but instead will be tested for impairment at least annually (more frequently if certain indicators are present). See Note 6 of our condensed consolidated financial statements for further information regarding goodwill.

Taxes—As part of our accounting for the Merger, a portion of the overall purchase price was allocated to goodwill and acquired intangible assets. Amortization expense associated with acquired intangible assets is not deductible for tax purposes. Thus, $178.3 million was established as a deferred tax liability for the difference between the financial statement carrying amount and tax basis of the intangible assets. Any future adjustments to the valuation allowance, established at the time of the Merger, will be reflected in goodwill.

Any impairment charges made in the future associated with goodwill will not be tax deductible and will result in an increased effective income tax rate in the quarter the impairment is recorded.

Pro Forma Results

The unaudited financial information in the table below summarizes the results of operations of the Predecessor and Successor companies, on a pro forma basis, as though the Merger had occurred as of February 1, 2005. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the Merger had taken place on February 1, 2005 or of results that may occur in the future. The pro forma financial information for the fiscal years ended January 31,

SERENA SOFTWARE, INC.

PREDECESSOR / SUCCESSOR (SEE NOTE 1 (b))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2006, 2007 and 2008

(5)    Mergers and Acquisitions—(Continued)

2006 and 2007 includes amortization of acquired technologies, amortization of other intangible assets and amortization of stock-based compensation related to the Merger of $30.1 million, $32.6 million, and $7.5 million, respectively, for the fiscal year ended January 31, 2006 and $39.8 million, $36.4 million, and $7.5 million, respectively, for the fiscal year ended January 31, 2007. Restructuring costs and acquired in-process research and development costs associated with the Merger have been excluded as they would not have been part of the results of operations for the fiscal years ended January 31, 2006 and 2007 that would have been achieved if the Merger had taken place on February 1, 2005.

The unaudited pro forma financial information for the fiscal years ended January 31, 2006 and 2007 is as follows (in thousands):

	Fiscal Year Ended January 31,
	2006	2007
Total revenue(1)	$255,772	$255,291
Operating income	$16,459	$2,834
Net loss	$(17,769)	$(30,390)

(1)	Pro Forma total revenue includes the effects of the write down of deferred maintenance revenue recorded in the merger.

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

The Company acquired 100% of Pacific Edge’s outstanding common stock in acquiring all of its assets and assuming all of its liabilities. The total estimated purchase price was $16.5 million and consisted of cash consideration of $16.0 million and acquisition costs of $0.5 million. The total allocation of purchase price to the fair value of tangible net assets assumed, intangible assets and goodwill was $1.2 million, $9.2 million and $9.7 million, respectively, all net of $3.6 million allocated to deferred tax liability. The Company’s operating results on a pro forma basis giving effect to the Pacific Edge acquisition would not have differed materially from its historical operating results.

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

Fiscal Years Ended January 31, 2006, 2007 and 2008

(6)    Acquired In-process Research and Development

As a result of the merger on March 10, 2006, the Successor company recorded acquired in-process research and development totaling $4.1 million. For this transaction, the premise of value was fair market value in continued use.

Among the assets that were valued by the Successor company were new versions of ChangeMan ZMF, ChangeMan DS/Dimensions, and RTM under development at the acquisition date. These technologies then under development were valued on the premise of fair market value assuming their continued use employing the income approach. This methodology is based on discounting to present value, at an appropriate risk-adjusted discount rate, both the expenditures to be made to complete the development efforts (excluding the efforts to be completed on the development efforts underway) and the operating cash flows which the applications are projected to generate, less a return on the assets necessary to generate the operating cash flows.

From these projected revenues, the Successor company deducted costs of sales, operating costs (excluding costs associated with the efforts to be completed on the development efforts underway), royalties and taxes to determine net cash flows. The Successor company estimated the percentage of completion of the development efforts for each application by comparing the estimated costs incurred and portions of the development accomplished through the acquisition date by the total estimated cost and total development effort of developing these same applications. This percentage was calculated for each application and was then applied to the net cash flows that each application was projected to generate. These net cash flows were then discounted to present values using appropriate risk-adjusted discount rates in order to arrive at discounted fair values for each application.

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

Restricted Stock Purchase Agreements

In connection with the consummation of the Merger, the Company entered into restricted stock agreements, dated as of March 10, 2006, with each of Mr. Woodward, the Company’s former CEO, and Mr. Pender, the Company’s CFO. Pursuant to these agreements, Mr. Woodward was issued 604,800 shares of the Company’s

SERENA SOFTWARE, INC.

PREDECESSOR / SUCCESSOR (SEE NOTE 1 (b))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2006, 2007 and 2008

(7)    Stock-Based Compensation—(Continued)

common stock and Mr. Pender was issued 307,200 shares of the Company’s common stock. The awards are unvested and subject to the executive’s continued employment with Serena through June 16, 2010. In addition, if Serena is subject to a “change in control” (as defined in the agreements) while the executive remains an employee of Serena, the remaining unvested shares will immediately vest in full. The restricted stock agreements also provide that each of Mr. Woodward and Mr. Pender has the right to receive “gross-up payments” from Serena for excise taxes, if any, imposed under Section 4999 of the Internal Revenue Code by reason of payments or benefits made or provided to Mr. Woodward and Mr. Pender as a result of any transaction consummated on or prior to April 1, 2006 under their restricted stock agreements and under any other plans, programs and arrangements of Serena. Mr. Woodward’s entire 604,800 shares of the Company’s common stock issued to him under his restricted stock purchase agreement were cancelled with his resignation from the Company on December 20, 2006.

2006 Stock Incentive Plan

Following the completion of the Merger, Serena established a new stock incentive plan, the 2006 Stock Incentive Plan (the “2006 Plan”), which governs, among other things, the grant of options, restricted stock bonuses, and other forms of share-based payments covering shares of Serena’s common stock to its employees (including officers), directors and consultants. Serena common stock representing 12% of outstanding common stock on a fully diluted basis as of the date of the Merger is reserved for issuance under the 2006 Plan. Each award under the 2006 Plan will specify the applicable exercise or vesting period, the applicable exercise or purchase price, and such other terms and conditions as deemed appropriate. Stock options granted under the 2006 Plan are either “time options” that will vest and become exercisable over a four-year period or “time and performance options” that will vest based on the achievement of certain performance targets over a five-year period following the date of grant. All options granted under the 2006 Plan will expire not later than ten years from the date of grant, but generally will terminate earlier upon termination of employment. In the event of a sale of substantially all of the assets of Serena, or a merger or acquisition of Serena, the board of directors may provide that awards granted under the 2006 Plan will be cashed out, continued, replaced with new awards that substantially preserve the terms of the original awards, or terminated, with acceleration of vesting of the original awards determined at the discretion of the board of directors.

As of January 31, 2008, a total of 13,515,536 shares of common stock were reserved for issuance upon the exercise of stock options and for the future grant of stock options or awards under the 2006 Plan.

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

Fiscal Years Ended January 31, 2006, 2007 and 2008

(7)    Stock-Based Compensation—(Continued)

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

Prior to February 1, 2006, Serena accounted for employee stock-based compensation using the intrinsic value method in accordance with APB 25, and related interpretations. The Company amortized deferred stock-based compensation on an accelerated basis in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.” Since the exercise price of options granted under such plans was equal to the market value on the date of grant, no compensation expense had been recognized for grants under the Company’s stock option plans and stock purchase plans. In accordance with APB No. 25, the Company did not recognize compensation expense related to its employee stock purchase plan. If compensation cost for the Company’s stock-based compensation plans had been determined consistent with SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” the Company’s net income would have been reduced to the pro forma amounts indicated in the table below (in thousands):

Predecessor Fiscal Year Ended January 31, 2006
Net income as reported	$35,267
Add: stock-based employee compensation expense included in reported net income, net of tax	1,120
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(12,481)

Pro forma net income	$23,906

SERENA SOFTWARE, INC.

PREDECESSOR / SUCCESSOR (SEE NOTE 1 (b))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2006, 2007 and 2008

(7)    Stock-Based Compensation—(Continued)

For the pro forma amounts determined under SFAS No. 123, as set forth above, the fair value of each stock option grant under the stock option plans and the fair value of the employees’ purchase rights under the employee stock purchase plan (“ESPP”) are estimated on the date of grant using the Black-Scholes Option-Pricing Model with the following weighted-average assumptions used for grants in the fiscal year ended January 31, 2006.

	Stock Option Plans	ESPP
	Fiscal Year Ended January 31, 2006	Fiscal Year Ended January 31, 2006
Expected life (in years)	4.5	0.5
Risk-free interest rate	4.8%	4.8%
Volatility	58%	22%
Dividend yield	0%	0%

Based upon the above assumptions, the weighted average fair value per share of options granted under the option plans during the fiscal year ended January 31, 2006 was $14.00. The weighted average fair value per share of stock granted under the 1999 ESPP during the fiscal year ended January 31, 2006 was $5.17.

Prior to the adoption of SFAS 123R, the Company presented all tax benefits for deductions resulting from the exercise of stock options as operating cash flows on its consolidated statement of cash flows. SFAS 123R requires the cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense recorded for those options (excess tax benefits) to be classified as financing cash flows. The Company did not record any excess tax benefits as financing cash inflows on its consolidated statements of cash flows for either the Predecessor or Successor periods in the fiscal years ended January 31, 2007 and 2008. Compensation costs capitalized as part of property and equipment was not material for all periods presented.

As of January 31, 2008, total unrecognized compensation costs related to unvested stock options and restricted stock awards was $13.3 million. Unvested stock options are expected to be recognized over a period of 4 to 5 years and restricted stock awards are expected to be recognized over a period of 4 years.

The fair value of each stock option grant under the stock option plans and the fair value of the employees’ purchase rights under the employee stock purchase plan (“ESPP”) are estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the fiscal years ended January 31, 2007 and 2008.

	Stock Option Plans
	Fiscal Year Ended January 31, 2007
	Predecessor Period From February 1, 2006 to March 9, 2006	Successor Period From March 10, 2006 to January 31, 2007
Expected life (in years)	3.75	4.0 to 5.0
Risk-free interest rate	4.8%	4.6% to 4.9%
Volatility	50%	35% to 54%

SERENA SOFTWARE, INC.

PREDECESSOR / SUCCESSOR (SEE NOTE 1 (b))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2006, 2007 and 2008

(7)    Stock-Based Compensation—(Continued)

Stock Option Plans
Successor Fiscal Year Ended January 31, 2008
Expected life (in years)	4.0 to 5.0
Risk-free interest rate	3.1% to 4.7%
Volatility	29% to 48%

With respect to the amounts determined under SFAS No. 123R, as set forth above, Serena’s expected volatility is based on the combination of historical volatility of the Company’s common stock and the Company’s peer group’s common stock over the period commensurate with the expected life of the options. To assist management in determining the estimated fair value of the Company’s common stock, the Company engaged an external valuation specialist to perform a valuation as of January 31, 2008. In estimating the fair value of the Company’s common stock as of January 31, 2008, the external valuation firm employed a two-step approach that first estimated the fair value of the Company as a whole, and then allocated the enterprise value to the Company’s common stock. The risk-free interest rates are derived from the average U.S. Treasury constant maturity rates during the period, which approximate the rate in effect at the time of grant for the respective expected term. The expected terms are based on the observed and expected time to post-vesting exercise or cancellation of options. Serena does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero. Under SFAS 123R, Serena estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses forecasted projections to estimate pre-vesting option forfeitures and records stock-based compensation expense only for those awards that are expected to vest.

SERENA SOFTWARE, INC.

PREDECESSOR / SUCCESSOR (SEE NOTE 1 (b))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2006, 2007 and 2008

(7)    Stock-Based Compensation—(Continued)

General Stock Option Information

The following table sets forth the summary of option activity under our stock option programs for the Predecessor period from February 1, 2006 through March 9, 2006, the Successor period from March 10, 2006 through January 31, 2007, and the Successor fiscal year ended January 31, 2008:

	Options Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price
Predecessor company balances as of January 31, 2006	660,795	6,159,492	$19.16
Activity during the Predecessor period from February 1, 2006 through March 9, 2006:
Granted with an exercise price equal to the fair value of common stock	—	—
Exercised	—	(71,461)	$14.93
Cancelled	—	(32,032)	$22.67

Predecessor company balances as of March 9, 2006	660,795	6,055,999	$19.19

Activity during the Successor period from March 10, 2006 through January 31, 2007:
Authorized, including options assumed from the Predecessor	13,515,536	—	—
Options assumed in the merger		3,940,574	$1.25
Options assumed in the merger		5,955	$8.40
Granted	(12,167,500)	12,167,500	$5.01
Exercised	—	(1,598,111)	$1.25
Expired	—	(651)	$1.25
Cancelled	3,610,000	(3,610,000)	$5.00

Successor company balances as of January 31, 2007	4,958,036	10,905,267	$4.21
Granted	(4,895,000)	4,895,000	$5.15
Exercised	—	(467,960)	$2.41
Cancelled	884,913	(884,913)	$5.01

Successor company balances as of January 31, 2008	947,949	14,447,394	$4.53

Information regarding the stock options outstanding at January 31, 2008 is summarized as follows:

Range of Exercise Price	Number Outstanding(1)	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable(1)	Weighted Average Exercise Price
$1.25	2,018,313	5.12 years	$1.25	2,018,313	$1.25
$5.00	6,550,418	7.90 years	$5.00	1,711,485	$5.00
$5.09	1,000,208	8.91 years	$5.09	116,508	$5.09
$5.15	4,872,500	9.40 years	$5.15	—	$5.15
$8.40	5,955	5.34 years	$8.40	5,955	$8.40

	14,447,394	8.09 years	$4.53	3,852,261	$3.04

(1)	The table shows fully vested options and options expected to vest without consideration to expected forfeitures. The Company estimates its forfeiture rate to be approximately 2%.

SERENA SOFTWARE, INC.

PREDECESSOR / SUCCESSOR (SEE NOTE 1 (b))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2006, 2007 and 2008

(7)    Stock-Based Compensation—(Continued)

The aggregate intrinsic value of options outstanding and options exercisable as of January 31, 2008 was $9.6 million and $8.3 million, respectively.

General Restricted Stock Information

	Non-Vested Shares	Weighted Average Grant Date Fair Value
Predecessor company balances as of January 31, 2006	475,000	$19.85
No activity during the Predecessor period from February 1, 2006 through March 9, 2006:

Predecessor company balances as of March 9, 2006	475,000	$19.85

Activity during the Successor period from March 10, 2006 through January 31, 2007:
Restricted stock assumed in the merger	912,000	$5.00
Restricted stock cancelled	(604,800)	$5.00

Successor company balances as of January 31, 2007	307,200	$5.00

Successor company balances as of January 31, 2008	307,200	$5.00

Stock-based compensation expense for the fiscal years ended January 31, 2006, 2007 and 2008 is as follows (in thousands):

	Predecessor		Successor
	Fiscal Year Ended January 31, 2006(2)	Period From February 1, 2006 to March 9, 2006	Period From March 10, 2006 to January 31, 2007	Fiscal Year Ended January 31, 2008
Cost of maintenance	$17	$1	$192	$114
Cost of professional services	19	2	252	152

Stock-based compensation in cost of revenue	36	3	444	266

Sales and marketing	316	27	2,671	2,098
Research and development	144	12	1,451	884
General and administrative	1,281	212	2,729	2,657
Restructuring, acquisition and other charges(1)	—	18,457	—	—

Stock-based compensation in operating expenses	1,741	18,708	6,851	5,639

Total stock-based compensation	$1,777	$18,711	$7,295	$5,905

(1)	Represents stock-based compensation expense from the acceleration of unvested stock options and unvested restricted stock resulting from the merger.

SERENA SOFTWARE, INC.

PREDECESSOR / SUCCESSOR (SEE NOTE 1 (b))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2006, 2007 and 2008

(7)    Stock-Based Compensation—(Continued)

(2)	In fiscal 2006, in connection with the Company’s granting of restricted stock to certain executive officers in the second quarter of fiscal 2006, the Company recorded $9.4 million in deferred stock-based compensation on issuance of 475,000 shares of restricted stock. Stock-based compensation expense totaled $1.8 million in fiscal 2006, of which, $1.2 million was in connection with the restricted stock grants and $0.6 million was in connection with the Company’s acquisition of Merant.

(8)    Income Taxes

Our income tax returns are routinely audited by federal, state and foreign tax authorities. We are currently under examination by the Internal Revenue Service for the January 31, 2006 tax year and by various state and foreign jurisdictions. The statute of limitations on our federal tax return filings remains open for the years ended January 31, 2004 through January 31, 2007. The statute of limitations on U.K. income tax filings remains open for the years ended January 31, 1999 through January 31, 2007.

Income from continuing operations before income taxes related to foreign operations was $5.9 million, $13.6 million, and $10.7 million in fiscal 2006, 2007 and 2008, respectively. The provision (benefit) for income taxes consisted of the following (in thousands):

	Predecessor		Successor
	Fiscal Year Ended January 31, 2006	Period From February 1, 2006 to March 9, 2006	Period From March 10, 2006 to January 31, 2007	Fiscal Year Ended January 31, 2008
Current:
Federal	$11,399	$(82)	$(195)	$97
State	2,150	17	40	36
Foreign	1,787	692	1,635	1,204

	15,336	627	1,480	1,337

Deferred:
Federal	3,506	(7,114)	(16,780)	(19,302)
State	(1,479)	(1,848)	(4,359)	(4,747)
Foreign	—	—	—	1,776

	2,027	(8,962)	(21,139)	(22,273)

Total income tax expense (benefit)	$17,363	$(8,335)	$(19,659)	$(20,936)

SERENA SOFTWARE, INC.

PREDECESSOR / SUCCESSOR (SEE NOTE 1 (b))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2006, 2007 and 2008

(8)    Income Taxes—(Continued)

The Company’s effective tax rate differs from the statutory federal income tax rate of 35% for fiscal 2006, 2007 and 2008 primarily due to the following (in thousands):

	Predecessor		Successor
	Fiscal Year Ended January 31, 2006	Period From February 1, 2006 to March 9, 2006	Period From March 10, 2006 to January 31, 2007	Fiscal Year Ended January 31, 2008
Tax expense (benefit) at federal statutory rate	$18,421	$(15,068)	$(14,753)	$(16,879)
Research and experimentation credit	(678)	—	(351)	(733)
State tax, net of federal effect	1,391	—	(4,011)	(2,830)
Foreign export sales benefit	(180)	—	(123)	—
Foreign rate differential	(141)	—	(2,437)	(1,130)
Change in reserves	(1,101)	—	—	380
In-process research and development	—	—	1,435	—
Acquisition expense	1,581	6,344	—	—
Other	(1,930)	389	581	256

Total income tax expense (benefit)	$17,363	$(8,335)	$(19,659)	$(20,936)

The cumulative amount of unremitted foreign earnings that are considered to be permanently invested outside the United States and on which no U.S. taxes have been provided, were approximately $2.8 million, $13.6 million and $27.3 million in fiscal 2006, 2007 and 2008, respectively.

Tax benefits from deductions associated with various stock option plans were not reflected in the fiscal year 2008 or 2007 federal and state provisions in accordance with the provisions of FAS123R. Tax benefits for fiscal 2006 were approximately $2.2 million.

SERENA SOFTWARE, INC.

PREDECESSOR / SUCCESSOR (SEE NOTE 1 (b))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2006, 2007 and 2008

(8)    Income Taxes—(Continued)

The Company’s net deferred tax assets (liabilities) are summarized as follows (in thousands):

	Successor
	As of January 31,
	2007	2008
Deferred tax assets:
Allowance for doubtful accounts	$341	$190
Accrued expenses	1,274	518
Deferred revenue	2,734	3,364
State taxes	6,223	4,868
Long lived assets acquired in a business combination, net	1,907	1,471
NOL and tax credits carryforward	18,639	17,842
Other	2,474	2,525

Gross deferred tax assets	33,592	30,778
Valuation allowance	(7,696)	(7,791)

Net deferred tax assets	25,896	22,987

Deferred tax liabilities:
Long lived assets acquired in a business combination, net	(161,941)	(130,471)
Property and equipment, net	(2,413)	(533)
Other	(2,199)	(3,831)

Total deferred tax liabilities	(166,553)	(134,835)

Net deferred tax liabilities	$(140,657)	$(111,848)

The Company recorded a valuation allowance of $7.7 million and $7.8 million at January 31, 2007 and January 31, 2008, respectively. The valuation allowance decreased $19.0 million for the year ended January 31, 2006 and increased $3.9 million and $0.1 million for the years ended January 31, 2007 and 2008, respectively. We have concluded that it is more likely than not that we will not realize the benefit from the deferred tax assets related to certain acquired federal and state net operating loss carryforwards. If released, $7.8 million of the valuation allowance at January 31, 2008 will be credited to goodwill.

At January 31, 2008, the Company had U.S. federal, state and foreign net operating loss carryforwards of approximately $24.6 million, $44.1 million and $0.8 million, respectively. The U.S. federal and state losses will begin expiring in 2020 and 2008, respectively, if not utilized and the foreign losses do not expire. At January 31, 2008, the Company also had U.S. federal and state tax credit carryforwards of approximately $2.7 million and $1.9 million, respectively. The U.S. federal and state research and development credit carryforwards will begin to expire in 2027 and 2012, respectively, and the alternative minimum tax credit will carryforward indefinitely.

At January 31, 2008, we have total federal, state and foreign unrecognized tax benefits of $11.7 million, including interest of $2.0 million. Of the total unrecognized tax benefits, $1.8 million, if recognized, would reduce our effective tax rate in the period of recognition. As permitted under the provisions of FIN 48, we will continue to classify interest and penalties related to unrecognized tax benefits as part of our income tax provision in our consolidated statements of operations.

SERENA SOFTWARE, INC.

PREDECESSOR / SUCCESSOR (SEE NOTE 1 (b))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2006, 2007 and 2008

(8)    Income Taxes—(Continued)

The following is a rollforward of our total gross unrecognized tax benefits, excluding interest, for the year ended January 31, 2008 (in thousands):

Total Gross Unrecognized Tax Benefits, Excluding Interest
Successor company balance as of January 31, 2007	$8,750
Increases related to current year tax positions	976
Increases related to prior year tax positions	1,056
Decreases related to prior year tax positions	(112)
Decreases related to lapsing of statute of limitations	(889)

Successor company balance as of January 31, 2008	$9,781

(9)    Commitments and Contingencies

(a)    Leases and debt

The Company has non-cancelable operating lease agreements for office space that expire between calendar 2008 and 2013. Minimum payments including operating leases and debt for the five succeeding years as of January 31, 2008, are as follows (in thousands):

	Successor
	Payments Due by Period(2)
	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
	(in thousands)
Operating lease obligations	$13,880	$5,021	$7,193	$1,666	$—
Restructuring-related operating lease obligations	714	210	250	234	20
Senior secured term loan due March 10, 2013	320,000	—	—	—	320,000
Senior subordinated notes due March 15, 2016	200,000	—	—	—	200,000
Scheduled interest on debt(1)	287,893	44,101	88,202	87,874	67,716

	$822,487	$49,332	$95,645	$89,774	$587,736

(1)	Scheduled interest on debt is calculated through the instruments due date and assumes no principal paydowns or borrowings. Scheduled interest on debt includes the seven year senior secured term loan due March 10, 2013 at an annual rate of 7.18%, which is the rate in effect as of January 31, 2008, the six year term credit facility due March 10, 2012 at the stated annual rate of 0.5%, and the ten year senior subordinated notes due March 15, 2016 at the stated annual rate of 10.375%.
(2)	This table excludes the Company’s unrecognized tax benefits and derivative instrument totaling $11.7 million and $8.5 million, respectively, as of January 31, 2008 since the Company has determined that the timing of payments with respect to these liabilities cannot be reasonably estimated.

SERENA SOFTWARE, INC.

PREDECESSOR / SUCCESSOR (SEE NOTE 1 (b))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2006, 2007 and 2008

(9)    Commitments and Contingencies—(Continued)

With respect to the Company’s operating leases and debt, annual minimum payments for the five succeeding years as of January 31, 2008, are as follows (in thousands):

Fiscal year ended January 31, 2009	$49,332
Fiscal year ended January 31, 2010	48,142
Fiscal year ended January 31, 2011	47,503
Fiscal year ended January 31, 2012	45,676
Fiscal year ended January 31, 2013	44,098
Thereafter	587,736

Total(1)	$822,487

(1)	This table excludes the Company’s unrecognized tax benefits totaling $11.7 million as of January 31, 2008 since the Company has determined that the timing of payments with respect to these unrecognized tax benefits cannot be reasonably estimated.

Rent expense was $4.6 million, $0.5 million, $5.1 million and $6.4 million for the fiscal year ended January 31, 2006, the predecessor period February 1, 2006 to March 9, 2006, the successor period March 10, 2006 to January 31, 2007, and the successor fiscal year ended January 31, 2008, respectively.

(b)    Licensing and Other Agreements

The Company has commitments under licensing agreements that provide for payments based on revenues of certain products. For the fiscal year ended January 31, 2006, predecessor period from February 1, 2006 to March 9, 2006, successor period from March 10, 2006 to January 31, 2007, and successor fiscal year ended January 31, 2008, the Company’s fees paid or accrued under these license agreements were $2.0 million, $0.2 million, $2.0 million and $1.4 million, respectively.

(c)    Customer Indemnification

From time to time, the Company agrees to indemnify its customers against liability if the Company’s products infringe a third party’s intellectual property rights. As of January 31, 2008, the Company was not subject to any pending litigation alleging that the Company’s products infringe the intellectual property rights of any third parties.

(10)    Debt

Debt as of January 31, 2007 and 2008 consists of the following (in thousands):

	Successor
	As of January 31,
	2007	2008
Senior secured term loan, due March 10, 2013, three-month LIBOR plus 2.00%	$375,000	$320,000
Senior subordinated notes, due March 15, 2016, 10.375%	200,000	200,000
Convertible subordinated notes due December 15, 2023, 1.5%	5	5

Total long-term debt	575,005	520,005
Less current portion	(30,000)	—

Total long-term debt, less current portion	$545,005	$520,005

SERENA SOFTWARE, INC.

PREDECESSOR / SUCCESSOR (SEE NOTE 1 (b))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2006, 2007 and 2008

(10)    Debt—(Continued)

Senior Secured Credit Agreement

In connection with the consummation of the Merger, the Successor Company entered into a senior secured credit agreement pursuant to a debt commitment we obtained from affiliates of the initial purchasers of our senior subordinated notes (“the Credit Facility”).

General.    The borrower under the Credit Facility initially was Spyglass Merger Corp. and immediately following completion of the Merger became Serena. The Credit Facility provides for (1) a seven-year term loan in the amount of $400.0 million, which will amortize at a rate of 1.00% per year on a quarterly basis for the first six and three-quarters years after the closing date of the Merger, with the balance paid at maturity, and (2) a six-year revolving Credit Facility that permits loans in an aggregate amount of up to $75.0 million, which includes a letter of Credit Facility and a swing line facility. In addition, subject to certain terms and conditions, the Credit Facility provides for one or more uncommitted incremental term loan or revolving credit facilities in an aggregate amount not to exceed $150.0 million. Proceeds of the term loan on the initial borrowing date were used to partially finance the Merger, to refinance certain indebtedness of Serena and to pay fees and expenses incurred in connection with the Merger. Proceeds of the revolving Credit Facility and any incremental facilities will be used for working capital and general corporate purposes of the Company and its restricted subsidiaries.

In the quarters ended July 31, 2006, April 30, 2007 and January 31, 2008, the Company made principal payments on the $400 million senior secured term loan totaling $25 million, $30 million and $25 million, respectively.

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

Subordinated Convertible Notes

On December 15, 2003, we issued an aggregate principal amount of $220.0 million of our 1.5% Convertible Subordinated Securities due 2023, or the convertible subordinated notes, in a private placement. We pay interest on June 15 and December 15 of each year. The first interest payment was made on June 15, 2004. Prior to the consummation of the Merger, the convertible subordinated notes were convertible under certain conditions into shares of Serena common stock at an initial conversion rate of 45.0577 shares per $1,000 principal (representing an initial conversion price of approximately $22.194 per share), subject to certain adjustments. Upon the consummation of the Merger, the convertible subordinated notes became convertible into $24.00 per share of Serena common stock into which such notes were convertible prior to the Merger. Approximately $4,000 of the convertible subordinated notes and an additional $1,000 in conversion premium remained outstanding on January 31, 2008. We expect to repurchase any such notes requested to be repurchased in the future.

SERENA SOFTWARE, INC.

PREDECESSOR / SUCCESSOR (SEE NOTE 1 (b))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2006, 2007 and 2008

(10)    Debt—(Continued)

Debt Covenants

The subordinated notes and the Credit Facility contain various covenants including limitations on additional indebtedness, capital expenditures, restricted payments, the incurrence of liens, transactions with affiliates and sales of assets. In addition, the Credit Facility requires the Company to comply with certain financial covenants, including leverage and interest coverage ratios and capital expenditure limitations. The Company was in compliance with all of the covenants of the Credit Facility as of January 31, 2008.

Our senior secured credit agreement requires us to maintain a consolidated Adjusted EBITDA to consolidated interest expense ratio of a minimum of 1.60x at the end of the fiscal year ending January 31, 2008, 1.75x by the end of the fiscal year ending January 31, 2009 and 2.00x by the end of the fiscal year ending January 31, 2010. Consolidated interest expense is defined in the senior secured credit agreement as consolidated cash interest expense less cash interest income and is further adjusted for certain non-cash interest expenses and other items. We are also required to maintain a consolidated total debt to consolidated Adjusted EBITDA ratio of a maximum of 6.75x at the end of the fiscal year ending January 31, 2008, 6.00x by the end of the fiscal year ending January 31, 2009, 5.50x by the end of the fiscal year ending January 31, 2010 and 5.00x by the end of the fiscal year ending January 31, 2011. Consolidated total debt is defined in the senior secured credit agreement as total debt other than certain indebtedness and is reduced by the amount of cash and cash equivalents on our consolidated balance sheet in excess of $5.0 million. As of January 31, 2008, our consolidated total debt was $476.7 million, consisting of total debt other than certain indebtedness totaling $520.0 million, net of cash and cash equivalents in excess of $5.0 million totaling $43.3 million. Failure to satisfy these ratio requirements would constitute a default under the senior secured credit agreement. If our lenders failed to waive any such default, our repayment obligations under the senior secured credit agreement could be accelerated, which would also constitute a default under the indenture governing the senior subordinated notes.

Our ability to incur additional debt and make certain restricted payments under the indenture governing the senior subordinated notes, subject to specified exceptions, is tied to an Adjusted EBITDA to fixed charges ratio of at least 2.0x, except that we may incur certain debt and make certain restricted payments and certain permitted investments without regard to the ratio, such as our ability to incur up to an aggregate principal amount of $625.0 million under our senior secured credit agreement (inclusive of amounts outstanding under our senior secured credit agreement from time to time; as of January 31, 2008, we had $320.0 million outstanding under our term loan and available commitments of $75.0 million under our revolving credit facility), to acquire persons engaged in a similar business that become restricted subsidiaries and to make other investments equal to the greater of $25.0 million or 2% of our consolidated assets. Fixed charges is defined in the indenture governing the senior subordinated notes as consolidated interest expense less interest income, adjusted for acquisitions, and further adjusted for non-cash interest expense

(11)    Litigation

The Company is involved in various legal proceedings that have arisen during the ordinary course of its business. The final resolution of these matters, individually or in aggregate, is not expected to have a material adverse effect on the Company’s consolidated financial condition or results of operations.

LIST OF EXHIBITS

Exhibit No.	Exhibit Description
2.1	Agreement and Plan of Merger by and between Spyglass Merger Corp. and Serena Software, Inc. dated as of November 11, 2005 (incorporated by reference to Exhibit 2.1 to the registrant’s current report on Form 8-K (file no. 000-25285), filed with the SEC on November 14, 2005)

3.1	Restated Certificate of Incorporation of Serena Software, Inc. (incorporated by reference to Exhibit 3.01 to the registrant’s current report on Form 8-K (file no. 000-25285), filed with the SEC on August 21, 2006)

3.2	Bylaws of Serena Software, Inc. (incorporated by reference to Exhibit 3.02 to the registrant’s current report on Form 8-K (file no. 000-25285), filed with the SEC on August 21, 2006)

4.1	Indenture between Serena Software, Inc. and U.S. Bank National Association, as Trustee dated December 15, 2003 (incorporated by reference to Exhibit 4.1 to the registrant’s registration statement on Form S-3 (file no. 333-112770), filed with the SEC on February 12, 2004)

4.2	First Supplemental Indenture between Serena Software, Inc. and U.S. Bank National Association, as Trustee dated March 9, 2006. (incorporated by reference to Exhibit 4.1 to the registrant’s current report on Form 8-K (file no. 000-25285), filed with the SEC on March 16, 2006)

4.3	Pledge Agreement between Serena Software, Inc. and U.S. Bank National Association, as Trustee dated December 15, 2003 (incorporated by reference to Exhibit 4.3 to the registrant’s registration statement on Form S-3 (file no. 333-112770), filed with the SEC on February 12, 2004)

4.4	Form of 1 1/2% Convertible Subordinated Note Due 2023 (included in Exhibit 4.1)

4.5	Indenture between Serena Software, Inc., Spyglass Merger Corp. and The Bank of New York, as Trustee dated March 10, 2006 (incorporated by reference to Exhibit 99.B(2) to the registrant’s amended Schedule 13E-3 (file no. 005-58055), filed with the SEC on March 15, 2006)

4.6	Registration Rights Agreement among Serena Software, Inc., Spyglass Merger Corp., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Lehman Brothers Inc. dated March 10, 2006 (incorporated by reference to Exhibit 18 to the amended Schedule 13D (file no. 005-58055), filed by Silver Lake Partners II, L.P. with the SEC on March 16, 2006)

4.7	Form of 10 3/8% Senior Subordinated Note due 2016 (included in Exhibit 4.5)

10.1	Sublease Agreement dated January 22, 2002 between RSA Security, Inc. and Serena Software, Inc. (for prior headquarter facilities located in San Mateo, California) (incorporated by reference to Exhibit 10.16 to the registrant’s annual report on Form 10-K (file no. 000- 25285), filed with the SEC on April 29, 2002)

10.2	Landlord Consent to Sublease Agreement dated January 30, 2002 by and among EOP-Peninsula Office Park, L.L.C. and RSA Security, Inc. and Serena Software, Inc. (for prior headquarter facilities located in San Mateo) (incorporated by reference to Exhibit 10.15 to the registrant’s annual report on Form 10-K (file no. 000-25285), filed with the SEC on April 29, 2002)

10.3†	Sublease dated December 5, 2007 by and between Nuance Communications, Inc. and Serena Software, Inc. (for new headquarter facilities located in Redwood City, California

10.4†	Consent to Sublease dated December 14, 2007 by and among VII Pac Shores Investors, LLC, Nuance Communications, Inc. and Serena Software, Inc. (for new headquarter facilities located in Redwood City, California)

10.5	Credit Agreement among Spyglass Merger Corp., Serena Software, Inc., Lehman Brothers Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and UBS Securities LLC, as Joint Lead Arrangers and Joint Lead Bookrunners and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Syndication Agent, UBS Securities LLC, as Documentation Agent and the Administrative Agent dated as of March 10, 2006 (incorporated by reference to Exhibit 99.B(3) to the registrant’s amended Schedule 13E-3 (file no. 005-58055), filed with the SEC on March 15, 2006)

Exhibit No.	Exhibit Description
10.6	Security Agreement among Spyglass Merger Corp., Serena Software, Inc. and Lehman Commercial Paper Inc., as Collateral Agent dated as of March 10, 2006 (incorporated by reference to Exhibit 10.28 to the registrant’s registration statement on Form S-4 (file no. 333-133641), filed by the registrant with the SEC on April 28, 2006)

10.7	Pledge Agreement among Spyglass Merger Corp., Serena Software, Inc. and Lehman Commercial Paper Inc., as Collateral Agent dated as of March 10, 2006 (incorporated by reference to Exhibit 10.29 to the registrant’s registration statement on Form S-4 (file no. 333-133641), filed by the registrant with the SEC on April 28, 2006)

10.8	Stockholders Agreement by and among Spyglass Merger Corp., Silver Lake Partners II, L.P., Silver Lake Technology Investors II, L.P., Serena Co-Invest Partners, L.P., Integral Capital Partners VII, L.P., Douglas D. Troxel Living Trust, Change Happens Foundation and Douglas D. Troxel dated as of March 10, 2006 (incorporated by reference to Exhibit 22 to the amended Schedule 13D (file no. 005-58055), filed by Silver Lake Partners II, L.P. with the SEC on March 16, 2006)

10.9	Management Stockholders Agreement, dated as of March 7, 2006, among Spyglass Merger Corp., Silver Lake Partners II, L.P., Silver Lake Technology Investors II, L.P. and the Initial Management Investors named therein (incorporated by reference to Exhibit 23 to the amended Schedule 13D (file no. 005-58055), filed by Silver Lake Partners II, L.P. with the SEC on March 16, 2006)

10.10	Management Agreement by and between Spyglass Merger Corp. and Silver Lake Technology Management, L.L.C. dated as of November 11, 2005 (incorporated by reference to Exhibit 10.19 to the registrant’s registration statement on Form S-4 (file no. 333-133641), filed by the registrant with the SEC on April 28, 2006)

10.11*	Amended and Restated 1997 Stock Option Plan (incorporated by reference to Exhibit 10.2A to the registrant’s registration statement on Form S-1 (Registration No. 333-67761), filed with the SEC on February 11, 1999)

10.12*	Form of Option Agreement under the Amended and Restated 1997 Stock Option Plan (incorporated by reference to Exhibit 10.2B to the registrant’s registration statement on Form S-1 (Registration No. 333-67761), filed with the SEC on February 11, 1999)

10.13*	Serena Software, Inc. 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.24 to the registrant’s amended registration statement on Form S-4/A (file no. 333-133641), filed by the registrant with the SEC on July 28, 2006)

10.14*	Form of 2006 Stock Option Grant — Time Options (incorporated by reference to Exhibit 10.25 to the registrant’s registration statement on Form S-4 (file no. 333-133641), filed by the registrant with the SEC on April 28, 2006)

10.15*	Form of 2006 Stock Option Grant — Time/Performance Options (incorporated by reference to Exhibit 10.26 to the registrant’s registration statement on Form S-4 (file no. 333-133641), filed by the registrant with the SEC on April 28, 2006)

10.16*	Restricted Stock Agreement between Spyglass Merger Corp. and Robert I. Pender, Jr. dated as of March 10, 2006 (incorporated by reference to Exhibit 25 to the amended Schedule 13D (file no. 005-58055), filed by Silver Lake Partners II, L.P. with the SEC on March 16, 2006)

10.17*	Employment Agreement by and between Serena Software, Inc. and Robert I. Pender, Jr. dated as of March 10, 2006 (incorporated by reference to Exhibit 10.21 to the registrant’s registration statement on Form S-4 (file no. 333-133641), filed by the registrant with the SEC on April 28, 2006)

10.18*	Employment Agreement between Serena Software, Inc. and Michael Steinharter dated December 11, 2006 (incorporated by reference to Exhibit 10.18 to the registrant’s annual report on Form 10-K (file no. 000-25285), filed by the registrant with the SEC on April 30, 2007)

Exhibit No.	Exhibit Description
10.19*	Employment Agreement between Serena Software, Inc. and Jeremy Burton dated February 11, 2007 (incorporated by reference to Exhibit 10.19 to the registrant’s annual report on Form 10-K (file no. 000-25285), filed by the registrant with the SEC on April 30, 2007)

10.20*	Employment Offer Letter between Serena Software, Inc. and Rene Bonvanie dated May 31, 2007 (incorporated by reference to Exhibit 10.02 to the registrant’s quarterly report on Form 10-Q (file no. 000-25285), filed by the registrant with the SEC on September 14, 2007)

10.21*	Form of Change in Control Agreement (incorporated by reference to Exhibit 10.18 to the registrant’s annual report on Form 10-K (file no. 000-25285), filed by the registrant with the SEC on April 30, 2007)

10.22*	Share Subscription Agreement between Serena Software, Inc. and Michael Steinharter dated January 27, 2007 (incorporated by reference to Exhibit 10.24 to the registrant’s annual report on Form 10-K (file no. 000-25285), filed by the registrant with the SEC on April 30, 2007)

10.23*	FY 2008 Executive Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K (file no. 000-25285), filed by the registrant with the SEC on February 23, 2007)

10.24*†	FY 2008 Executive Annual Incentive Plan (Amended and Restated as of May 1, 2007)

10.25*†	FY 2009 Executive Annual Incentive Plan

12.1†	Statement of Computation of Ratio of Earnings to Fixed Charges

14.1	Financial Code of Ethics (incorporated by reference to Exhibit 14.1 to the registrant’s annual report on Form 10-K (file no. 000-25285), filed by the registrant with the SEC on April 30, 2007)

21.1†	List of Subsidiaries of Serena Software, Inc.

24.1†	Powers of Attorney (included on signature page)

31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1††	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2††	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or compensatory plan or arrangement.
†	Exhibit is filed herewith.
††	Exhibit is furnished rather than filed, and will not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.