Form 10-Q
period 2008-04-30
SERENA SOFTWARE INC
filed 2008-06-11
CIK 1073967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

COMMISSION FILE NO. 000-25285

SERENA SOFTWARE, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	94-2669809
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1900 SEAPORT BOULEVARD, REDWOOD CITY, CALIFORNIA 94063-5587

(Address of principal executive offices, including zip code)

650-481-3400

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☒	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

As of May 31, 2008, 98,549,945 shares of the Registrant’s common stock, $0.01 par value per share, were outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SERENA SOFTWARE, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	April 30, 2008	January 31, 2008
ASSETS
Current assets
Cash and cash equivalents	$57,968	$48,304
Accounts receivable, net of allowance of $869 and $1,027 at April 30, 2008 and January 31, 2008, respectively	29,347	39,532
Deferred taxes, net	9,111	9,116
Prepaid expenses and other current assets	5,487	4,943

Total current assets	101,913	101,895
Property and equipment, net	5,588	3,947
Goodwill	793,344	793,344
Other intangible assets, net	317,606	334,149
Other assets	9,906	10,210

TOTAL ASSETS	$1,228,357	$1,243,545

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$20,000	$—
Accounts payable	3,732	1,990
Income taxes payable	9,724	9,650
Accrued expenses	20,551	23,808
Accrued interest on term loan and subordinated notes	4,893	10,429
Deferred revenue	80,571	73,056

Total current liabilities	139,471	118,933
Deferred revenue, net of current portion	9,889	10,942
Long-term liabilities	7,934	9,196
Deferred taxes	113,945	120,964
Term loan	300,000	320,000
Senior subordinated notes	200,000	200,000

Total liabilities	771,239	780,035

Commitments and contingencies:
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized and no shares issued and outstanding at April 30, 2008 and January 31, 2008	—	—
Series A Preferred stock, $0.01 par value; 1 share authorized, issued and outstanding at April 30, 2008 and January 31, 2008	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 98,549,945 shares issued and outstanding at April 30, 2008 and January 31, 2008	985	985
Additional paid-in capital	515,476	513,062
Accumulated other comprehensive loss	(1,233)	(931)
Accumulated deficit	(58,110)	(49,606)

Total stockholders’ equity	457,118	463,510

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,228,357	$1,243,545

See accompanying notes to condensed consolidated financial statements.

SERENA SOFTWARE, INC.

Condensed Consolidated Statements of Operations

For the Three Months Ended April 30, 2008 and 2007

(In thousands)

(Unaudited)

	Three Months Ended April 30,
	2008	2007
Revenue:
Software licenses	$14,540	$12,297
Maintenance	39,870	36,720
Professional services	8,553	9,282

Total revenue	62,963	58,299

Cost of revenue:
Software licenses	440	569
Maintenance	4,011	3,647
Professional services	8,275	8,414
Amortization of acquired technology	8,792	8,804

Total cost of revenue	21,518	21,434

Gross profit	41,445	36,865

Operating expenses:
Sales and marketing	20,582	17,732
Research and development	8,770	9,816
General and administrative	5,446	5,517
Amortization of intangible assets	9,203	9,203
Restructuring, acquisition and other charges	1,939	431

Total operating expenses	45,940	42,699

Operating loss	(4,495)	(5,834)
Interest income	432	366
Interest expense	(11,255)	(11,669)
Change in the fair value of derivative instrument	1,239	(1,264)
Amortization of debt issuance costs	(185)	(27)

Loss before income taxes	(14,264)	(18,428)
Income tax benefit	(5,760)	(9,398)

Net loss	$(8,504)	$(9,030)

See accompanying notes to condensed consolidated financial statements.

SERENA SOFTWARE, INC.

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended April 30, 2008 and 2007

(In thousands)

(Unaudited)

	Three Months Ended April 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(8,504)	$(9,030)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of acquired technology and other intangible assets	18,842	18,817
Deferred income taxes	(7,015)	(6,967)
Interest expense on term credit facility and subordinated notes, net of interest paid	(5,536)	(5,547)
Fair market value adjustment on the interest rate swap	(1,239)	1,264
Amortization of debt issuance costs	185	27
Stock-based compensation	2,538	2,626
Acquisition, restructure and other charges	(21)	(381)
Changes in operating assets and liabilities:
Accounts receivable	10,185	4,786
Prepaid expenses and other assets	(425)	(430)
Accounts payable	1,742	890
Income taxes payable	74	(2,292)
Accrued expenses	(3,101)	(3,881)
Deferred revenue	6,463	6,303

Net cash provided by operating activities	14,188	6,185

Cash flows used in investing activities:
Capital expenditures	(3,967)	(1,004)
Cash paid in acquisitions, including direct transaction costs and net of cash received	(131)	(263)
Sales of short-term and long-term investments	—	12

Net cash used in investing activities	(4,098)	(1,255)

Cash flows used in financing activities:
Repurchase of option rights under employee stock option plan	(124)	—
Exercise of stock options under employee stock option plan	—	51
Principal payments under the term credit facility	—	(30,000)

Net cash used in financing activities	(124)	(29,949)

Effect of exchange rate changes on cash	(302)	(266)

Net increase (decrease) in cash and cash equivalents	9,664	(25,285)
Cash and cash equivalents at beginning of period	48,304	68,455

Cash and cash equivalents at end of period	$57,968	$43,170

Supplemental disclosures of cash flow information:
Income taxes paid, net of refunds	$1,025	$328

Interest expense paid	$16,786	$17,216

Non-cash investing and financing activity:
Consideration payable to shareholders in acquisitions	$132	$474

See accompanying notes to condensed consolidated financial statements.

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)	Description of Business and Summary of Significant Accounting Policies

(a) Description of Business

SERENA Software, Inc. (“SERENA” or the “Company”) is the largest global independent software company in terms of revenue focused solely on managing change across information technology, or IT, environments. The Company’s products and services are used to manage and control change in mission critical technology and business process applications. The Company’s software configuration management, business process management, helpdesk and requirements management solutions enable its customers to improve process consistency, enhance software integrity, mitigate risks, support regulatory compliance and boost productivity. The Company’s revenue is generated by software licenses, maintenance contracts and professional services. The Company’s software products are typically embedded within its customers’ IT environments, and are generally accompanied by renewable annual maintenance contracts.

(b) Reclassification

A reclassification of certain capitalized internal use software costs from property and equipment, net to other intangible assets, net has been made to prior year balances in order to conform to the April 30, 2008 presentation. Such reclassification had no impact on operating income in all periods reported.

(c) Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company has prepared the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America.

(d) Correction of Immaterial Error

In connection with the preparation of its Quarterly Report on Form 10-Q for the quarter ended July 31, 2007, the Company determined that it had incorrectly recorded a tax benefit of $461,000 resulting from errors in its effective tax rate calculation during the first quarter of fiscal 2008. Management evaluated the materiality of the error from quantitative and qualitative perspectives, and evaluated the quantified error under both the “iron curtain” and the “roll-over” methods. Management concluded that the error was immaterial to the fiscal quarter ended April 30, 2007 consolidated financial statements and has corrected those consolidated financial statements as shown below.

	As of and for the three months ended April 30, 2007
	Previously Reported	As Revised
Balance Sheet:
Income taxes payable	$9,075	$9,536
Accumulated deficit	(31,065)	(31,526)
Statement of Operations:
Income tax benefit	$9,859	$9,398
Net loss	(8,569)	(9,030)

(e) Significant Accounting Policies

The Company’s significant accounting policies are described in the notes to the Company’s consolidated financial statements for the years ended January 31, 2006, 2007 and 2008, included in the Company’s annual report on Form 10-K filed on April 21, 2008. There have been no changes to the Company’s significant accounting policies.

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Capitalized Software Costs—For website development costs and the development costs related to the Company’s on-demand application services, the Company follows the guidance of Emerging Issues Task Force (“EITF”) Issue No. 00-2, Accounting for Web Site Development Costs (“EITF 00-2), and EITF No. 00-3, Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware (“EITF 00-3”). EITF 00-2 sets forth the accounting for website development costs based on the website development activity. EITF 00-3 sets forth the accounting for software in a hosting arrangement. As such, the Company follows the guidance set forth in The American Institute of Certified Public Accountants (“AICPA”) Statement of Position 98-1 (“SOP 98-1”) “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” for costs incurred for computer software developed or obtained for internal use. SOP 98-1 requires companies to capitalize qualifying computer software costs, which are incurred during the application development stage. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. The Company capitalized $1.6 million of costs in the first quarter of fiscal year 2009. These capitalized costs will be amortized on a straight line basis over the expected useful life of the software from the date the application becomes available for its intended use, which is three years.

(2)	Stock-Based Compensation

Effective February 1, 2006, the Company adopted the provisions of, and accounted for stock-based compensation in accordance with, the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123—revised 2004 (“SFAS 123R”), “Share-Based Payment” which replaced Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is typically measured at the grant date based on the fair value of the award over the requisite service period, which is the vesting period. The Company elected the modified-prospective method of adoption, under which prior periods are not revised for comparative purposes. The Company has elected the graded-vesting attribution method for recognizing stock-based compensation expense over the requisite service period for each separately vesting tranche of awards as though the awards were, in substance, multiple awards. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date are being recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro forma disclosures.

Restricted Stock Purchase Agreements

In connection with the consummation of the merger (the “Merger”) of Spyglass Merger Corp. with and into the Company on March 10, 2006, the Company entered into a restricted stock agreement, dated as of March 10, 2006 with Mr. Pender, the Company’s Chief Financial Officer. Pursuant to this agreement, Mr. Pender was issued 307,200 shares of the Company’s common stock. The award to Mr. Pender is unvested and subject to the executive’s continued employment with the Company through June 16, 2010. In addition, if the Company is subject to a “change in control” (as defined in the agreement) while Mr. Pender remains an employee of the Company, his remaining unvested shares will immediately vest in full.

2006 Stock Incentive Plan

Following the completion of the Merger on March 10, 2006, the Company established a new stock incentive plan, the 2006 Stock Incentive Plan (the “2006 Plan”), which governs, among other things, the grant of options, restricted stock bonuses, and other forms of share-based payments covering shares of the Company’s common stock to our employees (including officers), directors and consultants. The Company’s common stock representing

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

12% of outstanding common stock on a fully diluted basis as of the date of the Merger is reserved for issuance under the 2006 Plan. Each award under the 2006 Plan will specify the applicable exercise or vesting period, the applicable exercise or purchase price, and such other terms and conditions as deemed appropriate. Stock options granted under the 2006 Plan are either “time options” that will vest and become exercisable over a four-year period or “time and performance options” that will vest based on the achievement of certain performance targets over a five-year period following the date of grant. All options granted under the 2006 Plan will expire not later than ten years from the date of grant, but generally will terminate earlier upon termination of employment. In the event of a sale of substantially all of the assets of the Company, or a merger or acquisition of the Company, the Board of Directors may provide that awards granted under the 2006 Plan will be cashed out, continued, replaced with new awards that substantially preserve the terms of the original awards, or terminated, with acceleration of vesting of the original awards determined at the discretion of the Board of Directors.

As of April 30, 2008, a total of 13,515,536 shares of common stock were reserved for issuance upon the exercise of stock options and for the future grant of stock options or awards under the 2006 Plan.

As of April 30, 2008, total unrecognized compensation costs related to unvested stock options and the restricted stock award was $11.1 million. Unvested stock options are expected to be recognized over a period of 4 to 5 years and the restricted stock award is expected to be recognized over a period of 4 years.

The fair value of each stock option grant under the stock option plans is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the three months ended April 30, 2008 and 2007.

	Three Months Ended April 30, 2008	Three Months Ended April 30, 2007
Expected life (in years)	4.0 to 5.0	4.0 to 5.0
Risk-free interest rate	2.5% to 2.8%	4.7%
Volatility	27% to 33%	34% to 47%

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions including the expected stock price volatility.

With respect to the amounts determined under SFAS No. 123R, as set forth above, the Company’s expected volatility is based on the combination of historical volatility of the Company’s common stock and the Company’s peer group’s common stock over the period commensurate with the expected life of the options and the mean historical implied volatility from traded options. To assist management in determining the estimated fair value of the Company’s common stock, the Company engaged a third-party valuation specialist to perform a valuation as of January 31, 2008. In estimating the fair value of the Company’s common stock as of January 31, 2008, the independent valuation firm employed a two-step approach that first estimated the fair value of the Company as a whole, and then allocated the enterprise value to the Company’s common stock. The risk-free interest rates are derived from the average U.S. Treasury constant maturity rates during the period, which approximate the rate in effect at the time of grant for the respective expected term. The expected terms are based on the observed and expected time to post-vesting exercise or cancellation of options. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero. Under SFAS 123R, the Company estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses forecasted projections to estimate pre-vesting option forfeitures and records stock-based compensation expense only for those awards that are expected to vest.

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

General Stock Option Information

The following table sets forth the summary of option activity under our stock option programs for the three months ended April 30, 2008:

	Options Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price
Balances as of January 31, 2008	947,949	14,447,394	$4.53
Granted	(232,500)	232,500	$5.20
Exercised	—	(29,038)	$3.84
Cancelled	100,819	(100,819)	$5.00

Balances as of April 30, 2008	816,268	14,550,037	$4.54

Information regarding the stock options outstanding at April 30, 2008 is summarized as follows:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.25	2,009,342	4.86 years	$1.25	2,009,342	$1.25
$5.00	6,429,532	7.72 years	$5.00	1,863,918	$5.00
$5.09	1,000,208	8.67 years	$5.09	141,898	$5.09
$5.15	4,872,500	9.16 years	$5.15	222,395	$5.15
$5.20	232,500	9.81 years	$5.20	—	—
$8.40	5,955	5.10 years	$8.40	5,955	$8.40

	14,550,037	7.90 years	$4.54	4,243,508	$3.24

The aggregate intrinsic value of options outstanding and options exercisable as of April 30, 2008 was $9.6 million and $8.3 million, respectively.

Stock-based compensation expense for the three months ended April 30, 2008 and 2007 is categorized as follows (in thousands):

	Three Months Ended April 30,
	2008	2007
Cost of maintenance	$26	$60
Cost of professional services	38	76

Stock-based compensation in cost of revenue	64	136

Sales and marketing	600	1,003
Research and development	349	447
General and administrative	1,525	1,040

Stock-based compensation in operating expenses	2,474	2,490

Total stock-based compensation	$2,538	$2,626

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(3)	Acquisition-Related and Restructuring Charges and Accruals

In aggregate, the Company did not accrue any costs associated with acquisition-related and restructuring activities during the three months ended April 30, 2008, and paid $28 thousand in acquisition-related and restructuring charges in the three months ended April 30, 2008. The nature of the acquisition-related and restructuring charges and the amounts paid and accrued as of April 30, 2008 are summarized as follows (in thousands):

	Facilities closures	Total acquisition- related and restructuring charges and accruals
Balances as of January 31, 2008	$271	$271
Accrued	—	—
Paid	(28)	(28)

Balances as of April 30, 2008	$243	$243

Acquisition-related and restructuring accruals at January 31, and April 30, 2008 totaling $0.3 million and $0.2 million, respectively, are reflected in accrued expenses in the Company’s condensed consolidated balance sheets.

(4)	Goodwill and Other Intangible Assets

(a) Goodwill:

The Company accounts for goodwill and certain intangible assets after an acquisition is completed in accordance with SFAS No. 142. As such, goodwill and other indefinite life intangible assets are not amortized but instead are periodically tested for impairment. The annual impairment test required by SFAS No. 142 is performed in the fourth fiscal quarter each year. The Company has concluded that there were no indicators of impairment of goodwill as of April 30, 2008.

There was no change in the carrying amount of goodwill for the three months ended April 30, 2008. Goodwill is as follows (in thousands):

Balance as of January 31, 2008 and April 30, 2008	$793,344

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(b) Other Intangible Assets:

Other intangible assets are comprised of the following (in thousands):

	As of April 30, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Acquired technology	$178,186	$(80,166)	$98,020
Customer relationships	278,900	(74,720)	204,180
Trademark/Trade name portfolio	14,300	(3,837)	10,463
Capitalized software	8,700	(3,757)	4,943

Total	$480,086	$(162,480)	$317,606

	As of January 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Acquired technology	$178,186	$(71,375)	$106,811
Customer relationships	278,900	(65,966)	212,934
Trademark/Trade name portfolio	14,300	(3,388)	10,912
Capitalized software	7,104	(3,612)	3,492

Total	$478,490	$(144,341)	$334,149

Estimated amortization expense:
For remaining nine months of year ending January 31, 2009			$54,959
For year ending January 31, 2010			73,278
For year ending January 31, 2011			71,985
For year ending January 31, 2012			40,773
For year ending January 31, 2013			36,408
Thereafter			40,203

Total			$317,606

As of April 30, 2008, the weighted average remaining amortization period for acquired technology is 32 months, for trademark/trade name portfolio and customer relationships are 70 months and for capitalized software is 18 months. The total weighted average remaining amortization period for all identifiable intangible assets is 56 months. The aggregate amortization expense of acquired technology and other intangible assets was $18.1 million and $18.3 million in the three months ended April 30, 2008 and 2007, respectively. There were no impairment charges in the three month periods ended April 30, 2008 and 2007.

Other intangibles, net now include capitalized software, net. In the first quarter of fiscal year 2009, the Company capitalized $1.6 million of software costs. These capitalized software costs will be amortized on a straight line basis over the expected useful life of the software, which is three years. See Notes 1(b) Reclassification and 1(e) Capitalized Software Costs of notes to our unaudited condensed consolidated financial statements for further information regarding capitalized software costs.

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(5)	Comprehensive Loss

We report components of comprehensive loss in our annual consolidated statements of shareholders’ equity. Comprehensive loss consists of net loss and foreign currency translation adjustments. Total comprehensive loss for the three months ended April 30, 2008 and 2007 is as follows (in thousands):

	Three Months Ended April 30,
	2008	2007
Comprehensive loss:
Net loss	$(8,504)	$(9,030)
Other comprehensive loss:
Foreign currency translation adjustments	(302)	(266)

Other comprehensive loss	(302)	(266)

Total comprehensive loss	$(8,806)	$(9,296)

(6)	Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB’) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP (the GAAP hierarchy). This Statement will not have a material effect on our consolidated results of operations or financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133.” This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for fiscal years and interim periods beginning after November 15, 2008. Management is currently evaluating the impact this Statement will have on our consolidated results of operations and financial position.

In February 2008, the FASB issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions,” and FSP FAS 157-2, “Effective Date of FASB Statement No. 157.” FSP FAS 157-1 removes leasing from the scope of SFAS No. 157, “Fair Value Measurements.” FSP FAS 157-2 delays the effective date of SFAS No. 157 from 2008 to 2009 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). See Note 9 of notes to our unaudited condensed consolidated financial statements for further discussion regarding SFAS No. 157 and fair value measurements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115,” which became effective February 1, 2008. SFAS No. 159 permits entities to measure eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other generally accepted accounting principles. The fair value measurement

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

election is irrevocable and subsequent changes in fair value must be recorded in earnings. The Company adopted this Statement as of February 1, 2008 and the adoption of this Statement did not have a material effect on our consolidated results of operations or financial position.

In September 2006, the FASB finalized SFAS No. 157 which became effective February 1, 2008 except as amended by FSP FAS 157-1 and FSP FAS 157-2 as previously described. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements; however, it does not require any new fair value measurements. The provisions of SFAS No. 157 were applied prospectively to fair value measurements and disclosures for financial assets and financial liabilities and nonfinancial assets and nonfinancial liabilities recognized or disclosed at fair value in the financial statements on at least an annual basis beginning in the first quarter of fiscal year 2009. The adoption of this Statement did not have a material effect on our consolidated results of operations or financial position for fair value measurements made during the first quarter of fiscal year 2009. While the company does not expect the adoption of this Statement to have a material impact on its consolidated results of operations or financial position in subsequent reporting periods, the Company will continue to monitor any additional implementation guidance that is issued that addresses the fair value measurements for certain financial assets, and nonfinancial assets and nonfinancial liabilities not disclosed at fair value in the financial statements on at least an annual basis. See Note 9 of notes to our unaudited condensed consolidated financial statements for additional information regarding the adoption of this Statement.

(7)	Debt

Debt as of April 30, 2008 and January 31, 2008 consisted of the following (in thousands):

	April 30, 2008	January 31, 2008
Senior secured term loan, due March 10, 2013, three-month LIBOR plus 2.00%	$320,000	$320,000
Senior subordinated notes, due March 15, 2016, 10.375%	200,000	200,000

Total long-term debt	520,000	520,000
Less current portion	(20,000)	—

Total long-term debt, less current portion	$500,000	$520,000

Senior Secured Credit Agreement

In connection with the consummation of the Merger on March 10, 2006, the Company entered into a senior secured credit agreement pursuant to a debt commitment that we obtained from affiliates of the initial purchasers of our senior subordinated notes (the “Credit Facility”).

General.    The borrower under the Credit Facility initially was Spyglass Merger Corp. and immediately following completion of the Merger became the Company. The Credit Facility provides for (1) a seven-year term loan in the amount of $400.0 million, which will amortize at a rate of 1.00% per year on a quarterly basis for the first six and three-quarters years after the closing date of the Merger, with the balance paid at maturity, and (2) a six-year revolving credit facility that permits loans in an aggregate amount of up to $75.0 million, which includes a letter of credit facility and a swing line facility. In addition, subject to certain terms and conditions, the Credit Facility provides for one or more uncommitted incremental term loan or revolving credit facilities in an aggregate amount not to exceed $150.0 million. Proceeds of the term loan on the initial borrowing date were used

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

to partially finance the Merger, to refinance certain indebtedness of the Company and to pay fees and expenses incurred in connection with the Merger. Proceeds of the revolving Credit Facility and any incremental facilities will be used for working capital and general corporate purposes of the Company and its subsidiaries.

In the quarters ended July 31, 2006, April 30, 2007 and January 31, 2008, the Company made principal payments on the $400.0 million senior secured term loan totaling $25.0 million, $30.0 million and $25.0 million, respectively. Any principal amount that has been repaid or prepaid under the senior secured term loan may not be re-borrowed under the senior secured credit agreement.

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

On May 23, 2008, the Company repurchased, in a privately negotiated transaction, $9.41 million of principal amount of its outstanding $200.0 million senior subordinated notes. The purchase price paid for the notes was 94.5% of face value, representing a discount of 5.5%. The repurchase will result in a gain of approximately $517,000 from the extinguishment of debt in the fiscal quarter ending July 31, 2008.

Debt Covenants

The senior subordinated notes and the Credit Facility contain various covenants including limitations on additional indebtedness, capital expenditures, restricted payments, the incurrence of liens, transactions with affiliates and sales of assets. In addition, the Credit Facility requires the Company to comply with certain financial covenants, including leverage and interest coverage ratios and capital expenditure limitations. The Company was in compliance with all of the covenants of the Credit Facility as of April 30, 2008.

Our senior secured credit agreement requires us to maintain a consolidated “Adjusted EBITDA” to consolidated interest expense ratio of a minimum of 1.75x by the end of the fiscal year ending January 31, 2009 and 2.00x by the end of the fiscal year ending January 31, 2010. For further information regarding a description and definition of Adjusted EBITDA, see the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2008 filed with the SEC on April 21, 2008, and specifically, Part II Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” Consolidated interest expense is defined in the senior secured credit agreement as consolidated cash interest expense less cash interest income and is further adjusted for certain non-cash interest expenses and other items. We are also required to maintain a consolidated total debt to consolidated Adjusted EBITDA ratio at a maximum of 6.00x by the end of the fiscal year ending January 31, 2009, 5.50x by the end of the fiscal year ending January 31, 2010 and 5.00x by the end of the fiscal year ending January 31, 2011. Consolidated total debt is defined in the senior secured credit agreement as total debt other than certain indebtedness and is reduced by the amount of cash and cash equivalents on our consolidated balance sheet in excess of $5.0 million. As of April 30, 2008, our consolidated total debt was

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

$467.0 million, consisting of total debt other than certain indebtedness totaling $520.0 million, net of cash and cash equivalents in excess of $5.0 million totaling $53.0 million. Failure to satisfy these ratio requirements would constitute a default under the senior secured credit agreement. If our lenders failed to waive any such default, our repayment obligations under the senior secured credit agreement could be accelerated, which would also constitute a default under the indenture governing the senior subordinated notes.

Our ability to incur additional debt and make certain restricted payments under the indenture governing the senior subordinated notes, subject to specified exceptions, is tied to an Adjusted EBITDA to fixed charges ratio of at least 2.0x, except that we may incur certain debt and make certain restricted payments and certain permitted investments without regard to the ratio, such as our ability to incur up to an aggregate principal amount of $545.0 million under our senior secured credit agreement (which amount represents the total amount of borrowings available under our senior secured credit agreement less $80.0 million of principal payments), to acquire persons engaged in a similar business that become restricted subsidiaries and to make other investments equal to the greater of $25.0 million or 2% of our consolidated assets. Fixed charges is defined in the indenture governing the senior subordinated notes as consolidated interest expense less interest income, adjusted for acquisitions, and further adjusted for non-cash interest expense.

(8)	Income Taxes

The income tax benefit was $5.8 million in the fiscal quarter ended April 30, 2008, as compared to $9.4 million in the same quarter a year ago. Our projected effective income tax benefit rate for fiscal year 2009 is 40%. Our effective income tax benefit rate for fiscal year 2008 was 43%. Our effective income tax benefit rate is greater than the statutory rate due to the impacts of the expiration of the United States research and experimentation tax credit, permanently reinvested foreign earnings and the domestic production deduction.

At January 31, 2008, we had total federal, state and foreign unrecognized tax benefits of $11.7 million, including interest of $2.0 million. Of the total unrecognized tax benefits, $1.8 million, if recognized, would reduce our effective tax rate in the period of recognition. During the fiscal three months ended April 30, 2008, we accrued immaterial amounts in interest and penalties. With respect to these unrecognized tax benefits, we are currently unable to make a reasonably reliable estimate as to the period of cash settlement, if any, with the respective taxing authorities.

Our income tax returns are routinely audited by federal, state and foreign tax authorities. We are currently under examination by the Internal Revenue Service for the January 31, 2006 tax year and by various state, local and foreign tax jurisdictions. The statute of limitations on our federal tax return filings remains open for the years ended January 31, 2004 through January 31, 2007. The statute of limitations on U.K. income tax filings remain open for the years ended January 31, 1999 through January 31, 2007. There are differing interpretations of tax laws and regulations, and as a result, significant disputes may arise with these tax authorities involving issues of the timing and amount of deductions and allocations of income among various tax jurisdictions. While we believe our positions comply with applicable laws, we periodically evaluate our exposures associated with our tax filing positions.

We record liabilities related to uncertain tax positions in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes. We do not believe any such uncertain tax positions currently pending will have a material adverse effect on our condensed consolidated financial statements, although an adverse resolution of one or more of these uncertain tax positions in any period could have a material impact on the results of operations for that period.

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(9)	Fair Value Measurement

As described in Note 6 of notes to our unaudited condensed consolidated financial statements, the Company adopted the provisions of SFAS No. 157 as amended by FSP FAS 157-1 and FSP FAS 157-2 on February 1, 2008. Pursuant to the provisions of FSP FAS 157-2, the Company will not apply the provisions of SFAS No. 157 until February 1, 2009 for any nonfinancial assets and nonfinancial liabilities included in the consolidated statement of financial position. The Company recorded no change to its opening balance of retained earnings as of February 1, 2008 as it did not have any financial instruments requiring retrospective application under the provisions of SFAS No. 157.

Fair Value Hierarchy

SFAS No. 157 specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs) or reflect the company’s own assumptions of market participant valuation (unobservable inputs). In accordance with SFAS No. 157, these two types of inputs have created the following fair value hierarchy:

•	Level 1—Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities;

•

Level 2—Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly;

•	Level 3—Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

SFAS No. 157 requires the use of observable market data if such data is available without undue cost and effort.

Items Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at April 30, 2008 consistent with the fair value hierarchy provisions of SFAS No. 157 (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	Estimated Fair Value at April 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$34,953	$34,953	$—	$—

Total Assets	$34,953	$34,953	$—	$—

Liabilities:
Derivative instrument(1)	$7,294	$—	$7,294	$—

Total Liabilities	$7,294	$—	$7,294	$—

(1)	Included in long-term liabilities in the condensed consolidated balance sheet. See Management’s Discussion and Analysis of Financial Condition and Results of Operations—Other Income (Expense)—Change in Fair Value of Derivative Instrument, for further discussion regarding the derivative instrument.

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

At April 30, 2008, the Company did not have any assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

(10)	Litigation

The Company is involved in various legal proceedings that have arisen during the ordinary course of its business. The final resolution of these matters, individually or in the aggregate, is not expected to have a material adverse effect on the Company’s consolidated financial condition or results of operations.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to safe harbors under the Securities Act of 1933 and the Securities Exchange Act of 1934. These forward-looking statements include, but are not limited to, statements about financial projections, operational plans and objectives, future economic performance and other projections and estimates contained in this report. When used in this report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions identify forward-looking statements. Because these forward-looking statements involve risks and uncertainties, they are subject to important factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements, including those risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 31, 2008. We assume no obligation to update any forward-looking statements contained in this report. It is important that the discussion below be read together with the attached condensed consolidated financial statements and notes thereto and the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 31, 2008.

Overview

We are the largest global independent software company focused solely on managing change across information technology, or IT, environments. Our products and services are used to manage and control change in mission critical technology and business process applications. Our software configuration management, business process management, helpdesk and requirements management solutions enable our customers to improve process consistency, enhance software integrity, mitigate risks, support regulatory compliance and boost productivity. Our revenue is generated by software licenses, maintenance contracts and professional services. Our customers rely on our software products, which are typically embedded within their IT environments, and are generally accompanied by renewable annual maintenance contracts.

We derive our revenue from software licenses, maintenance and professional services. Our distributed systems products are licensed on a per user seat basis. Customers typically purchase mainframe products under million instructions per second, or MIPS-based, perpetual licenses. Mainframe software products and applications are usually priced based on hardware computing capacity. The higher a mainframe computer’s MIPS capacity, the more expensive a software license will be.

With the introduction of our software-as-a-service, or SaaS, business in the fiscal quarter ended April 30, 2008, we also derive revenue from subscription and support, which are comprised of subscription fees from customers accessing our on-demand application service. The revenue generated from our SaaS business was immaterial to our financial results for the fiscal quarter ended April 30, 2008.

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

In the fiscal quarter ended April 30, 2008, when compared to the same quarter a year ago, total revenues increased 8%, as total revenues were $63.0 million in the current fiscal quarter versus $58.3 million in the same quarter a year ago. For the current fiscal quarter, when compared to the same quarter a year ago, the increase in total revenue was the result of increases in maintenance revenue from consistent renewal rates and growth in our installed software licenses base, as new licenses generally include one year of maintenance, renewals of maintenance agreements with existing customers, and to a lesser extent, maintenance price increases, and improvements in software licensing activity related to our distributed systems products, specifically Serena Business Mashups (formerly known as Team Track) and Dimensions, all partially offset by a decrease in software purchasing activity for our PVCS products.

In the current fiscal quarter ended April 30, 2008 and the same quarter a year ago, 76% and 72%, respectively, of our total software license revenue came from our distributed systems products and 24% and 28%, respectively, came from our mainframe products.

Historically, our revenue has been generally attributable to sales in North America, Europe and to a lesser extent Asia Pacific. Revenue attributable to sales in North America accounted for approximately 61% of our total revenue in the fiscal quarter ended April 30, 2008, as compared to 67% in the same quarter a year ago.

Our international revenue is attributable principally to our European operations. International revenue accounted for approximately 39% of our total revenue in the fiscal quarter ended April 30, 2008, as compared to 33% in the same quarter a year ago.

Critical Accounting Policies and Estimates

This discussion is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. In many instances, we could have reasonably used different accounting estimates, and in other instances changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from the estimates made by us. If actual results differ significantly from these estimates, the resulting changes could have a material adverse effect on our future reported financial results.

On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, trade accounts receivable and allowance for doubtful accounts, impairment or disposal of long-lived assets, accounting for income taxes, projections used in purchase accounting, impairment of goodwill, valuation of our common stock, and assumptions related to valuation of our options and restricted stock, among other things. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We refer to accounting estimates of this type as critical accounting policies.

We believe the following are critical accounting policies and estimates used in the preparation of our consolidated financial statements.

•	Revenue recognition,

•	Stock-based compensation,

•	Valuation of long-lived assets, including goodwill,

•	Accounting for derivative instruments, and

•	Accounting for income taxes

In the first quarter of fiscal year 2009, there has been no change in the above critical accounting policies or the underlying assumptions and estimates used in their application.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements and their anticipated effect on our consolidated financial statements, see Note 6 of notes to our unaudited condensed consolidated financial statements.

Historical Results of Operations

The following table sets forth our results of operations expressed as a percentage of total revenue. These operating results for the periods presented are not necessarily indicative of the results for the full fiscal year or any other period.

	Three Months Ended April 30,
	2008	2007
Revenue:
Software licenses	23%	21%
Maintenance	63%	63%
Professional services	14%	16%

Total revenue	100%	100%

Cost of revenue:
Software licenses	1%	1%
Maintenance	6%	6%
Professional services	13%	15%
Amortization of acquired technology	14%	15%

Total cost of revenue	34%	37%

Gross profit	66%	63%

Operating expenses:
Sales and marketing	33%	30%
Research and development	14%	17%
General and administrative	9%	9%
Amortization of intangible assets	14%	16%
Restructuring, acquisition and other charges	3%	1%

Total operating expenses	73%	73%

Operating loss	(7)%	(10)%
Interest income	1%	1%
Interest expense	(18)%	(20)%
Change in fair value of derivative instrument	2%	(2)%
Amortization of debt issuance costs	(1)%	—

Loss before income taxes	(23)%	(31)%
Income tax benefit	(9)%	(16)%

Net loss	(14)%	(15)%

Revenue

We derive revenue from software licenses, maintenance and professional services. Our total revenue increased $4.7 million, or 8%, to $63.0 million in the fiscal quarter ended April 30, 2008 from $58.3 million in the same quarter a year ago.

The following table summarizes software licenses, maintenance and professional services revenues for the periods indicated (in thousands, except percentages):

	Three Months Ended April 30, 2008	Three Months Ended April 30, 2007	Increase (Decrease)
			In Dollars	In %
Revenue:
Software licenses	$14,540	$12,297	$2,243	18%
Maintenance	39,870	36,720	3,150	9%
Professional services	8,553	9,282	(729)	(8)%

Total revenue	$62,963	$58,299	$4,664	68%

Software Licenses.    Software licenses revenue as a percentage of total revenue was 23% in the current fiscal quarter ended April 30, 2008, as compared to 21% in the same quarter a year ago. For the current fiscal quarter, when compared to the same quarter a year ago, the increase in software licenses revenue, in both absolute dollars and as a percentage of total revenue, is predominantly due to increases in license revenue derived from our distributed systems products, Dimensions and Serena Business Mashups in particular, offset in part by slower software license sales derived from our PVCS products. Distributed systems products accounted for $11.0 million or 76% of total software licenses revenue in the current fiscal quarter ended April 30, 2008, as compared to $8.9 million or 72% in the same quarter a year ago. We expect that our Dimensions, ZMF and Serena Business Mashups products will continue to account for a substantial portion of our software license revenue in the future.

Maintenance.    Maintenance revenue as a percentage of total revenue was 63% in both the current fiscal quarter ended April 30, 2008 and the same quarter a year ago. For the current fiscal quarter, when compared to the same quarter a year ago, the increase in maintenance revenue is due to the growth in installed software license base, as new licenses generally include one year of maintenance, maintenance price increases, and the impact of the maintenance revenue write-down to fair value recorded in connection with purchase accounting for the merger totaling $0.3 million in the current fiscal quarter ended April 30, 2008, as compared to an impact of $0.8 million in the same quarter a year ago, all partially offset by some maintenance cancellations. We expect maintenance revenue to grow in absolute dollars in the near term as maintenance contracts renew.

Professional Services.    Professional services revenue as a percentage of total revenue was 14% in the current fiscal quarter ended April 30, 2008, as compared to 16% in the same quarter a year ago. For the current fiscal quarter, when compared to the same quarter a year ago, the decrease in both absolute dollars and as a percentage of total revenue is predominantly due to a decline in the number of smaller consulting engagements, as the number of large engagements remained relatively unchanged. In general, professional services revenue is attributable to consulting opportunities resulting from our installed customer base and our expanded consulting service capabilities. We expect professional services revenue to grow slightly in absolute dollars in the near term.

Cost of Revenue

Cost of revenue, which consists of cost of software licenses, cost of maintenance, cost of professional services and amortization of acquired technology, was 34% of total revenue in the current fiscal quarter ended April 30, 2008, as compared to 37% in the same quarter a year ago.

The following table summarizes cost of revenue for the periods indicated (in thousands, except percentages):

	Three Months Ended April 30, 2008	Three Months Ended April 30, 2007	Increase (Decrease)
			In Dollars	In %
Cost of revenue:
Software licenses	$440	$569	$(129)	(23)%
Maintenance	4,011	3,647	364	10%
Professional services	8,275	8,414	(139)	(2)%
Amortization of acquired technology	8,792	8,804	(12)	—

Total cost of revenue	$21,518	$21,434	$84	—

Percentage of total revenue	34%	37%

Software Licenses.    Cost of software licenses consists principally of fees associated with integrating third party technology into our PVCS and Dimensions distributed systems products and, to a lesser extent, salaries, bonuses and other costs associated with our product release organization. Cost of software licenses as a percentage of total software licenses revenue was 3% in the current fiscal quarter ended April 30, 2008, as compared to 5% in the same quarter a year ago. The decrease in both absolute dollars and as a percentage of total software licenses in the fiscal quarter ended April 30, 2008, when compared to the same quarter a year ago, was primarily due to decreased sales of our distributed systems licenses containing fees associated with integrating third party technology.

Maintenance.    Cost of maintenance consists primarily of salaries, bonuses and other costs associated with our customer support organization. Cost of maintenance as a percentage of total maintenance revenue was 10% in both the current fiscal quarter ended April 30, 2008 and the same quarter a year ago. For the current fiscal quarter, when compared to the same quarter a year ago, in absolute dollar terms, the increase in cost of maintenance was primarily attributable to increases in expenses associated with our customer support organization resulting from the growth in both our maintenance revenue and installed customer base.

Professional Services.    Cost of professional services consists of salaries, bonuses and other costs associated with supporting and growing our professional services organization. Cost of professional services as a percentage of total professional services revenue was 97% in the current fiscal quarter ended April 30, 2008, as compared to 91% in the same quarter a year ago. For the current fiscal quarter, when compared to the same quarter a year ago, the decrease in the cost of professional services in absolute dollars was predominantly due to decreases in expenses to support lower professional services revenue. As a percentage of total professional services revenue, the increase in the current fiscal quarter ended April 30, 2008, when compared to the same quarter a year ago, was the result of the rate of decline in costs associated with our professional services organizations being less than the rate of decline in professional services revenue.

Amortization of Acquired Technology.    In connection with our merger in March 2006, and to a lesser extent two small technology acquisitions in March 2006 and October 2006, we have recorded $178.2 million in acquired technology, reduced by amortization totaling $80.2 million as of April 30, 2008. For the current fiscal quarter ended April 30, 2008, when compared to the same quarter a year ago, amortization expense was predominantly due to the acquired technology recorded in connection with the merger and remained relatively unchanged. Assuming there are no impairments and no acquisitions, we expect to record $8.8 million in amortization expense in each of the remaining three quarters of fiscal year 2009 and quarterly thereafter for approximately the following two fiscal years.

Operating Expenses

The following table summarizes operating expenses for the periods indicated (in thousands, except percentages):

	Three Months Ended April 30, 2008	Three Months Ended April 30, 2007	Increase (Decrease)
			In Dollars	In %
Operating expenses:
Sales and marketing	$20,582	$17,732	$2,850	16%
Research and development	8,770	9,816	(1,046)	(11)%
General and administrative	5,446	5,517	(71)	(1)%
Amortization of intangible assets	9,203	9,203	—	—
Restructuring, acquisition and other charges	1,939	431	1,508	350%

Total operating expenses	$45,940	$42,699	$3,241	8%

Percentage of total revenue	73%	73%

Sales and Marketing.    Sales and marketing expenses consist primarily of salaries, commissions and bonuses, payroll taxes and employee benefits as well as travel, entertainment and marketing expenses. Sales and marketing expenses as a percentage of total revenue were 33% in the current fiscal quarter ended April 30, 2008, as compared to 30% in the same quarter a year ago. For the current fiscal quarter ended April 30, 2008, when compared to the same quarter a year ago, in both absolute dollars and as a percentage of total revenue, the increase was the result of the expansion of our direct sales and marketing organizations to support license revenue growth and marketing activities related to our products and services, all partially offset by decreases in stock-based compensation expenses. In absolute dollar terms, we expect sales and marketing expenses to increase as we continue to hire additional sales and marketing personnel, market our distributed systems products and SaaS solutions and undertake additional marketing programs and activities.

Research and Development.    Research and development expenses consist primarily of salaries, bonuses, payroll taxes, employee benefits and costs attributable to research and development activities. Research and development expenses as a percentage of total revenue were 14% in the current fiscal quarter ended April 30, 2008, as compared to 17% in the same quarter a year ago. For the current fiscal quarter ended April 30, 2008, when compared to the same quarter a year ago, the decrease in research and development expenses in both absolute dollars and as a percentage of total revenue is primarily attributable to our capitalizing $1.6 million of costs related to certain software development costs related to our on-demand application service beginning in the first quarter of fiscal year 2009 and, to a lesser extent, decreases in stock-based compensation expenses, all partially offset by increased costs generally associated with the expansion of our research and development efforts to enhance existing products and to develop our distributed systems products and our SaaS solutions. We expect research and development expenses to increase, both in absolute dollar terms and as a percentage of total revenue, and to continue to capitalize certain software development costs, as we enhance our products and hire additional research and development personnel primarily to develop our distributed systems products and SaaS solutions.

General and Administrative.    General and administrative expenses consist primarily of salaries, bonuses, payroll taxes, benefits and certain non-allocable administrative costs, including legal and accounting fees and bad debt. General and administrative expenses as a percentage of total revenue were 9% in both the current fiscal quarter ended April 30, 2008 and the same quarter a year ago. We expect general and administrative expenses to increase in absolute dollar terms as we expand our infrastructure and operations in the future.

Amortization of Intangible Assets.    In connection with our merger in March 2006, and to a lesser extent two small technology acquisitions in March 2006 and October 2006, and in connection with our capitalizing certain software costs including more recently software development costs related to our on-demand applications beginning in the first quarter of fiscal year 2009, we have recorded $301.9 million in identifiable intangible assets, reduced by amortization totaling $82.3 million as of April 30, 2008. For the current fiscal quarter ended

April 30, 2008 and the same quarter a year ago, amortization expense was entirely due to the identifiable intangible assets recorded in connection with the merger and the smaller technology acquisition in October 2006. Assuming there are no impairments and no acquisitions, we expect to record $9.2 million in amortization expense in each of the remaining three quarters of fiscal year 2009 and quarterly thereafter for approximately the following two fiscal years.

Restructuring, Acquisition and Other Charges.    In connection with our merger in March 2006, we have incurred and expect to incur transaction, restructuring, acquisition and other charges related to the merger that are not part of ongoing operations. For the current fiscal quarter ended April 30, 2008 and the same quarter a year ago, restructuring, acquisition and other charges include certain employee payroll, severance and other employee related costs associated with transitional activities that are not an expected part of ongoing operations, and travel and other direct costs associated with the merger. See Note 3 of notes to our unaudited condensed consolidated financial statements included elsewhere in this report for additional information related to the restructuring, acquisition and other charges.

Other Income (Expense)

The following table summarizes other income (expense) for the periods indicated (in thousands, except percentages):

	Three Months Ended April 30, 2008	Three Months Ended April 30, 2007	Increase (Decrease)
			In Dollars	In %
Other income (expense):
Interest income	$432	$366	$66	18%
Interest expense	(11,255)	(11,669)	414	(4)%
Change in the fair value of derivative instrument	1,239	(1,264)	2,503	(* )%
Amortization of debt issuance costs	(185)	(27)	(158)	(* )%

Total other income (expense)	$(9,769)	$(12,594)	$2,825	(22)%

Percentage of total revenue	(16)%	(22)%

(*)	Percentage is not meaningful.

Interest Income.    For the current fiscal quarter ended April 30, 2008, when compared to the same quarter a year ago, the dollar increase in interest income is predominantly due to increases in cash balances resulting from the accumulation of earnings, partially offset by lower yields.

Interest Expense.    For the current fiscal quarter ended April 30, 2008, when compared to the same quarter a year ago, the dollar decrease in interest expense is predominantly due to the decrease in total outstanding debt resulting from $80 million in principal payments, of which, $25 million was reflected in the prior year quarter ended April 30, 2007 and all $80 million was reflected in the fiscal quarter ended April 30, 2008, and to a lesser extent, lower variable rates on the senior secured term loan. See Note 7 of notes to our unaudited condensed consolidated financial statements included elsewhere in this report for additional information related to our debt.

Change in the Fair Value of Derivative Instrument.    We use an interest rate swap as part of our interest rate risk management strategy. In the second fiscal quarter ended July 31, 2006, we entered into an interest rate swap transaction to effectively convert the variable interest rate on a portion of the $400.0 million senior secured term loan to a fixed rate. The swap, which expires on April 10, 2010, is recorded on the balance sheet at fair value in accordance with SFAS 133. The swap has not been designated as a hedge, and accordingly, changes in the fair value of the derivative are recognized in the consolidated statement of operations. The notional amount of the swap was $250.0 million initially which reduces over time to $126.0 million at the time the swap transaction expires on April 10, 2010. Under the terms of the swap, we will make interest payments based on a fixed rate equal to 5.38% and will receive interest payments based on the LIBOR setting rate, set in arrears. In the current fiscal quarter ended April 30, 2008 and the same quarter a year ago, we recorded $1.2 million in income and $1.3 million in expense, respectively, related to the changes in the fair value of the derivative.

Amortization of Debt Issuance Costs.    In connection with the merger, we recorded $16.1 million in debt issuance costs, reduced by amortization totaling $4.7 million as of April 30, 2008. In the current fiscal quarter ended April 30, 2008, we recorded $0.2 million in amortization of debt issuance costs. We expect to record $0.4 million per quarter in amortization expense over each of the remaining three quarters of fiscal year 2009 and $0.4 to $0.5 million quarterly thereafter for approximately the following four fiscal years.

Income Tax Benefit

The following table summarizes income tax (benefit) expense for the periods indicated (in thousands, except percentages):

	Three Months Ended April 30, 2008	Three Months Ended April 30, 2007	Increase (Decrease)
			In Dollars	In %
Income tax (benefit) expense	$(5,760)	$(9,398)	$3,638	(39)%

Percentage of total revenue	(9)%	(16)%

Income Tax Benefit.    Income tax benefit was $5.8 million in the current fiscal quarter ended April 30, 2008, as compared to $9.4 million in the same quarter a year ago. Our projected effective income tax benefit rate for fiscal year 2009 is 40%. Our effective income tax benefit rate for fiscal year 2008 was 43%. Our effective income tax benefit rate is greater than the statutory rate due to the impacts of the expiration of the United States research and experimentation tax credit, permanently reinvested foreign earnings, and the domestic production deduction. See Note 8 of notes to our unaudited condensed consolidated financial statements included elsewhere in this report for further information regarding income taxes and the impact of our adoption of FIN 48 on our results of operations and financial position.

Liquidity and Capital Resources

Cash, Cash Equivalents and Investments.    Since our inception, we have financed our operations and met our capital expenditure requirements through cash flows from operations. As of April 30, 2008, we had $58.0 million in cash and cash equivalents.

Net Cash Provided by Operating Activities.    Cash flows provided by operating activities were $14.2 million and $6.2 million in the current fiscal quarter ended April 30, 2008 and the same quarter a year ago, respectively. In the current fiscal quarter ended April 30, 2008, our cash flows provided by operating activities exceeded net loss principally due to the inclusion of non-cash expenses in net loss, a decrease in accounts receivable, cash collections in advance of revenue recognition for maintenance contracts and an increase in accounts payable, all partially offset by interest payments made on the term credit facility and subordinated notes totaling $16.8 million and decreases in deferred income taxes payable and accrued expenses. In the fiscal quarter ended April 30, 2007, our cash flows provided by operating activities exceeded net loss principally due to the inclusion of non-cash expenses in net loss, cash collections in advance of revenue recognition for maintenance contracts and a decrease in accounts receivable, all partially offset by interest payments made on the term credit facility and subordinated notes totaling $17.2 million and decreases in deferred income taxes payable, accrued expenses and income taxes payable.

Net Cash Used in Investing Activities.    Net cash used in investing activities was $4.1 million and $1.3 million in the current fiscal quarter ended April 30, 2008 and the same quarter a year ago, respectively. In the current fiscal quarter ended April 30, 2008 and the same quarter a year ago, net cash used in investing activities related to the purchase of computer equipment, office furniture and equipment and capitalized software totaling $4.0 million and $1.0 million, respectively, and acquisition related costs paid in connection with an acquisition totaling $0.1 million and $0.3 million, respectively.

Net Cash Used in Financing Activities.    Net cash used in financing activities was $0.1 million and $30.0 million in the current fiscal quarter ended April 30, 2008 and the same quarter a year ago, respectively. In the current fiscal quarter ended April 30, 2008, net cash used in financing activities related entirely to the repurchase of option rights under our employee stock option plan totaling $0.1 million. In the fiscal quarter ended April 30, 2007, net cash used in financing activities principally related to principal payments made on the term credit facility totaling $30.0 million.

Contractual Obligations and Commitments

As a result of the acquisition transactions, we became highly leveraged. As of April 30, 2008, we had outstanding $520.0 million in aggregate indebtedness, with an additional $75.0 million of borrowing capacity available under our revolving credit facility. Our liquidity obligations are significant, primarily due to debt service obligations. Our cash interest expense for the current fiscal quarter ended April 30, 2008 and the same quarter a year ago was $11.3 million and $11.7 million, respectively.

We believe that current cash and cash equivalents, and cash flows from operations will satisfy our working capital and capital expenditure requirements through fiscal year ending January 31, 2009. At some point in the future, we may require additional funds for either operating or strategic purposes and may seek to raise the additional funds through public or private debt or equity financing. If we are required to seek additional financing in the future, there is no assurance that this additional financing will be available or, if available, will be on reasonable terms and not legally or structurally senior to or on parity with the notes.

The following is a summary of our various contractual commitments, including non-cancelable operating lease agreements for office space that expire between calendar years 2008 and 2013. All periods start from May 1, 2008.

	Payments Due by Period(2)
	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
	(in thousands)
Operating lease obligations	$13,497	$5,320	$7,217	$960	$—
Restructuring-related operating lease obligations	661	202	234	225	—
Senior secured term loan due March 10, 2013	320,000	—	—	320,000	—
Senior subordinated notes due March 15, 2016	200,000	—	—	—	200,000
Scheduled interest on debt(1)	237,523	36,101	71,827	69,939	59,656

	$771,681	$41,623	$79,278	$391,124	$259,656

(1)	Scheduled interest on debt is calculated through the instrument’s due date and assumes no principal paydowns or borrowings. Scheduled interest on debt includes interest on the seven year senior secured term loan due March 10, 2013 at an annual rate of 4.68%, which is the rate in effect as of April 30, 2008, the commitment fee for the undrawn six year term credit facility due March 10, 2012 at the stated annual rate of 0.5%, and interest on the ten year senior subordinated notes due March 15, 2016 at the stated annual rate of 10.375%.
(2)	This table excludes our unrecognized tax benefits and derivative instrument totaling $11.9 million and $7.3 million, respectively, as of April 30, 2008 since we have determined that the timing of payments with respect to these liabilities cannot be reasonably estimated.

Accounts Receivable and Deferred Revenue.    At April 30, 2008, we had accounts receivable, net of allowances, of $29.3 million and total deferred revenue of $90.5 million.

Off-Balance Sheet Arrangements.    As part of our ongoing operations, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of April 30, 2008, we were not involved in any unconsolidated SPE transactions.

Senior Secured Credit Agreement

In connection with the consummation of the merger in March 2006, we entered into a senior secured credit agreement pursuant to a debt commitment that we obtained from affiliates of the initial purchasers of our senior subordinated notes.

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

Interest Rates and Fees.    The $400.0 million term loan, of which $320.0 million was outstanding as of April 30, 2008, bears interest at a rate equal to three-month LIBOR plus 2.00%. That rate was 4.68% as of April 30, 2008. Generally, the loans under the senior secured credit agreement bear interest, at the option of the borrower, at either:

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

The applicable margin and commitment fee under the secured credit agreement are determined pursuant to a grid based on our most recent “total leverage ratio,” which is a computation of the maximum ratio of total debt (as defined in the senior secured credit agreement) to trailing four quarters of EBITDA (as defined in the senior secured credit agreement).

We use an interest rate swap as part of our interest rate risk management strategy. In the second fiscal quarter ended July 31, 2006, we entered into an interest rate swap transaction to effectively convert the variable interest rate on a portion of the $400.0 million senior secured term loan to a fixed rate. The swap, which expires on April 10, 2010, is recorded on the balance sheet at fair value in accordance with SFAS 133. The swap has not been designated as a hedge and, accordingly, changes in the fair value of the derivative are recognized in the consolidated statement of operations. The notional amount of the swap was $250.0 million initially and reduces over time to $126.0 million at the time the swap transaction expires on April 10, 2010. Under the terms of the swap, we will make interest payments based on a fixed rate equal to 5.38% and will receive interest payments based on the LIBOR setting rate, set in arrears.

Prepayments.    At our option, amounts outstanding under the term loan may be voluntarily prepaid and the unutilized portion of the commitments under the revolving credit facility may be permanently reduced and the loans under such facility may be voluntarily repaid, in each case subject to requirements as to minimum amounts and multiples, at any time in whole or in part without premium or penalty, except that any prepayment of LIBOR rate advances other than at the end of the applicable interest periods will be made with reimbursement for any funding losses or redeployment costs of the lenders resulting from the prepayment. Loans under the term loan and under any incremental term loan facility are subject to mandatory prepayment with (a) 50% of annual excess cash flow with certain step downs to be based on the most recent total leverage ratio and agreed upon by the issuer and the lenders, (b) 100% of net cash proceeds of asset sales and other asset dispositions by the borrower or any of its restricted subsidiaries, subject to our various reinvestment rights and other exceptions and (c) 100% of the net cash proceeds of the issuance or incurrence of debt by us or any of our restricted subsidiaries, subject to various baskets and exceptions.

We made principal payments totaling $25.0 million, $30.0 million and $25.0 million in the fiscal quarters ended July 31, 2006, April 30, 2007 and January 31, 2008, respectively, on the $400.0 million senior secured term loan.

Guarantors.    All obligations under the senior secured credit agreement are to be guaranteed by each of our future direct and indirect restricted subsidiaries, other than foreign subsidiaries. We do not have any domestic subsidiaries and, accordingly, there are no guarantors.

Security.    All of our obligations and the obligations of each guarantor (if any) under the senior secured credit agreement are secured by the following:

•

a perfected lien on and pledge of (1) the capital stock and intercompany notes of each of our existing and future direct and indirect domestic subsidiaries, (2) all the intercompany notes of the company and (3) 65% of the capital stock of each of our existing and future direct and indirect first-tier foreign subsidiaries, and

•	a perfected first priority lien, subject to agreed upon exceptions, on, and security interest in, substantially all of our and each guarantor’s tangible and intangible properties and assets.

Covenants, Representations and Warranties.    The senior secured credit agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on indebtedness, investments, capital expenditures, sales of assets, mergers and acquisitions, liens and dividends and other distributions. There are no financial covenants included in the senior secured credit agreement, other than a minimum interest coverage ratio and a maximum total leverage ratio as discussed below under “Covenant Compliance”.

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

On May 23, 2008, we repurchased, in a privately negotiated transaction, $9.41 million of principal amount of our outstanding $200.0 million senior subordinated notes. The purchase price paid for the notes was 94.5% of face value, representing a discount of 5.5%. The repurchase will result in a gain of approximately $517,000 from the extinguishment of debt in the fiscal quarter ending July 31, 2008.

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

In addition, under our senior secured credit agreement, we are required to satisfy and maintain specified financial ratios and other financial condition tests, including minimum interest coverage ratio and a maximum total leverage ratio. We were in compliance with all of the covenants under the secured credit agreement and indenture as of April 30, 2008. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet those ratios and tests in the future. A breach of any of these covenants would result in a default (which, if not cured, could mature into an event of default) and in certain cases an immediate event of default under our senior secured credit agreement. Upon the occurrence of an event of default under our senior secured credit agreement, all amounts outstanding under our senior secured credit agreement could be declared to be (or could automatically become) immediately due and payable and all commitments to extend further credit could be terminated.

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

While Adjusted EBITDA and similar measures are frequently used as measures of operations and the ability to meet debt service requirements, these terms are not necessarily comparable to other similarly titled captions of other companies due to the potential inconsistencies in the method of calculation. Adjusted EBITDA eliminates the impact of earnings or charges resulting from matters that we may consider not to be indicative of our ongoing operations. In particular, the definition of Adjusted EBITDA in the indentures allows us to add back certain non-cash, extraordinary, unusual or non-recurring charges that are deducted in calculating net income (loss). However, these are expenses that may recur, vary greatly and are difficult to predict. Further, our debt agreements require that Adjusted EBITDA be calculated for the most recent four fiscal quarters. As a result, the measure can be disproportionately affected by a particularly strong or weak quarter. Further, it may not be comparable to the measure for any subsequent four-quarter period or any complete fiscal year.

The following is a reconciliation of net loss, which is a GAAP measure of our operating results, to Adjusted EBITDA as defined in our debt agreements (in thousands).

	Three Months Ended April 30,
	2008	2007
Net loss(1)	$(8,504)	$(9,030)
Interest expense (income), net(2)	9,769	12,594
Income tax (benefit) expense	(5,760)	(9,398)
Depreciation and amortization expense(3)	21,380	21,443

EBITDA	16,885	15,609
Deferred maintenance writedown(1)	306	784
Restructuring, acquisition and other charges	1,939	431

Adjusted EBITDA(1)	$19,130	$16,824

(1)	Net loss for the periods presented includes the periodic effect of the deferred maintenance write down associated with both the merger in the first quarter of fiscal year 2007 and the Pacific Edge acquisition in the third quarter of fiscal year 2007. This maintenance revenue is added back in calculating Adjusted EBITDA for purposes of the indenture governing the senior subordinated notes and the senior secured credit agreement.
(2)	Interest expense (income), net includes interest income, interest expense, the change in the fair value of derivative instruments and amortization of debt issuance costs.
(3)	Depreciation and amortization expense includes depreciation of fixed assets, amortization of leasehold improvements, amortization of acquired technologies and other intangible assets, and amortization of stock-based compensation.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

We do not use derivative financial instruments in our investment portfolio and have no foreign exchange contracts. Our financial instruments consist of cash and cash equivalents, trade accounts receivable and accounts payable. We consider investments in highly liquid instruments purchased with a remaining maturity of 90 days or less to be cash equivalents. All of our cash equivalents principally consist of money market funds, and are classified as available-for-sale as of April 30, 2008. Our exposure to market risk for changes in interest rates relates primarily to our short-term investments and short-term obligations; thus, a hypothetical 10% fluctuation in interest rates would not have a material impact on the fair value of these securities.

Sales to customers located in foreign countries accounted for approximately 39% of total sales in the current fiscal quarter ended April 30, 2008. Because we invoice certain foreign sales in currencies other than the United States dollar, predominantly the British pound sterling and euro, and do not hedge these transactions, fluctuations in exchange rates could adversely affect the translated results of operations of our foreign subsidiaries. Therefore, foreign exchange fluctuations could create a risk of significant balance sheet gains or losses on our consolidated financial statements. However, given our foreign subsidiaries’ net book values as of April 30, 2008 and net cash flows for the most recent fiscal quarter ended April 30, 2008, we do not believe that a hypothetical 10% fluctuation in foreign currency exchange rates would have a material impact on our financial position or results of operations.

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

Interest Rate Risk.    We use an interest rate swap as part of our interest rate risk management strategy. In the second fiscal quarter ended July 31, 2006, we entered into an interest rate swap transaction to effectively convert the variable interest rate on a portion of our $400.0 million senior secured term loan to a fixed rate. The swap, which expires on April 10, 2010, is accounted for as a fair value hedge under SFAS 133, and accordingly, the change in the fair market value of the derivative is recognized in the statement of operations. The notional amount of the swap was $250.0 million initially and reduces over time to $126.0 million at the time the swap transaction expires on April 10, 2010. Under the terms of the swap, we will make interest payments based on a fixed rate equal to 5.38% and will receive interest payments based on the LIBOR setting rate, set in arrears.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.    Our Chief Executive Officer and Chief Financial Officer, with the assistance of senior management personnel, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of April 30, 2008. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual and quarterly reports filed under the Exchange Act. Based on this evaluation, and subject to the limitations described below, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of April 30, 2008.

Changes in Internal Control over Financial Reporting.    There were no changes in our internal control over financial reporting during the quarter ended April 30, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes from the risk factors associated with our business, financial condition and results of operations as set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 31, 2008.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

ITEM 3.	Defaults Upon Senior Securities

Not Applicable

ITEM 4.	Submission of Matters to a Vote of Security Holders

Pursuant to a written consent effective as of November 19, 2007, our stockholders elected L. Dale Crandall as a director to our board of directors. Mr. Crandall was also named as a member of the audit committee of our board of directors. These matters are described in our Current Report on Form 8-K (File No. 000-25285) filed with the Securities and Exchange Commission on November 20, 2007 (Item 5.02 of which is incorporated herein by reference). The written consent was executed by stockholders representing 97,925,780 shares, or 99.4%, of our outstanding common stock.

ITEM 5.	Other Information

Not Applicable

ITEM 6.	Exhibits

(a) Exhibits

Exhibit No.	Exhibit Description
10.01*	Form of Option Agreement under the Amended and Restated 1997 Stock Option Plan (incorporated by reference to Exhibit 10.2B to the registrant’s registration statement on Form S-1 (Registration No. 333-67761) filed with the SEC on February 11, 1999)

10.02*	Amended and Restated 1997 Stock Option Plan (incorporated by reference to Exhibit 10.2C to the registrant’s registration statement on Form S-1 (Registration No. 333-67761) filed with the SEC on February 11, 1999)

31.01†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01‡	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02‡	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or compensatory plan or arrangement.
†	Exhibit is filed herewith.
‡	Exhibit is furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERENA SOFTWARE, INC.

By:	/s/ ROBERT I. PENDER, JR.
Robert I. Pender, Jr. Senior Vice President, Finance And Administration, Chief Financial Officer (Principal Financial And Accounting Officer)

Date: June 11, 2008

EXHIBIT INDEX

Exhibit No.	Exhibit Description
10.01*	Form of Option Agreement under the Amended and Restated 1997 Stock Option Plan (incorporated by reference to Exhibit 10.2B to the registrant’s registration statement on Form S-1 (Registration No. 333-67761) filed with the SEC on February 11, 1999)

10.02*	Amended and Restated 1997 Stock Option Plan (incorporated by reference to Exhibit 10.2C to the registrant’s registration statement on Form S-1 (Registration No. 333-67761) filed with the SEC on February 11, 1999)

31.01†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01‡	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02‡	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or compensatory plan or arrangement.
†	Exhibit is filed herewith.
‡	Exhibit is furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.