Form 10-Q
period 2008-07-31
SERENA SOFTWARE INC
filed 2008-09-12
CIK 1073967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2008

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

As of August 31, 2008, 98,549,945 shares of the Registrant’s common stock, $0.01 par value per share, were outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SERENA SOFTWARE, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	July 31, 2008	January 31, 2008
ASSETS
Current assets
Cash and cash equivalents	$46,859	$48,304
Accounts receivable, net of allowance of $783 and $1,027 at July 31, 2008 and January 31, 2008, respectively	36,456	39,532
Deferred taxes, net	8,992	9,116
Prepaid expenses and other current assets	6,928	4,943

Total current assets	99,235	101,895
Property and equipment, net	6,104	3,947
Goodwill	793,150	793,344
Other intangible assets, net	301,165	334,149
Other assets	9,302	10,210

TOTAL ASSETS	$1,208,956	$1,243,545

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$20,000	$—
Accounts payable	3,120	1,990
Income taxes payable	13,239	9,650
Accrued expenses	23,591	23,808
Accrued interest on term loan and subordinated notes	9,692	10,429
Deferred revenue	74,222	73,056

Total current liabilities	143,864	118,933
Deferred revenue, net of current portion	8,642	10,942
Long-term liabilities	6,331	9,196
Deferred taxes	106,571	120,964
Term loan	300,000	320,000
Senior subordinated notes	188,590	200,000

Total liabilities	753,998	780,035

Commitments and contingencies:
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized and no shares issued and outstanding at July 31, 2008 and January 31, 2008	—	—
Series A Preferred stock, $0.01 par value; 1 share authorized, issued and outstanding at July 31, 2008 and January 31, 2008	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 98,549,945 shares issued and outstanding at July 31, 2008 and January 31, 2008	985	985
Additional paid-in capital	516,313	513,062
Accumulated other comprehensive loss	(1,209)	(931)
Accumulated deficit	(61,131)	(49,606)

Total stockholders’ equity	454,958	463,510

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,208,956	$1,243,545

See accompanying notes to condensed consolidated financial statements.

SERENA SOFTWARE, INC.

Condensed Consolidated Statements of Operations

For the Three Months and Six Months Ended July 31, 2008 and 2007

(In thousands)

(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2008	2007	2008	2007
Revenue:
Software licenses	$19,874	$19,915	$34,414	$32,212
Maintenance	41,820	38,367	81,690	75,087
Professional services	8,388	9,116	16,941	18,398

Total revenue	70,082	67,398	133,045	125,697

Cost of revenue:
Software licenses	516	554	956	1,123
Maintenance	4,259	3,802	8,270	7,449
Professional services	8,145	8,313	16,420	16,727
Amortization of acquired technology	8,704	8,804	17,496	17,608

Total cost of revenue	21,624	21,473	43,142	42,907

Gross profit	48,458	45,925	89,903	82,790

Operating expenses:
Sales and marketing	22,000	18,648	42,582	36,380
Research and development	9,009	9,929	17,779	19,745
General and administrative	5,359	5,886	10,805	11,403
Amortization of intangible assets	9,203	9,203	18,406	18,406
Restructuring, acquisition and other charges	329	817	2,268	1,248

Total operating expenses	45,900	44,483	91,840	87,182

Operating income (loss)	2,558	1,442	(1,937)	(4,392)
Interest income	342	476	774	842
Interest expense	(9,612)	(11,960)	(20,867)	(23,629)
Change in the fair value of derivative instrument	1,627	811	2,866	(453)
Amortization and write-off of debt issuance costs	(655)	(354)	(840)	(381)

Loss before income taxes	(5,740)	(9,585)	(20,004)	(28,013)
Income tax benefit	(2,719)	(3,601)	(8,479)	(12,999)

Net loss	$(3,021)	$(5,984)	$(11,525)	$(15,014)

See accompanying notes to condensed consolidated financial statements.

SERENA SOFTWARE, INC.

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended July 31, 2008 and 2007

(In thousands)

(Unaudited)

	Six Months Ended July 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(11,525)	$(15,014)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of acquired technology and other intangible assets	37,726	37,577
Deferred income taxes	(14,270)	(13,937)
Interest expense on term credit facility and subordinated notes, net of interest paid	(1,365)	(91)
Fair market value adjustment on the interest rate swap	(2,866)	453
Amortization and write-off of debt issuance costs	840	381
Stock-based compensation	3,633	4,978
Acquisition, restructure and other charges	(174)	(1,656)
Changes in operating assets and liabilities:
Accounts receivable	3,076	12,883
Prepaid expenses and other assets	(1,917)	(1,016)
Accounts payable	1,130	1,206
Income taxes payable	3,784	955
Accrued expenses	121	(8,282)
Deferred revenue	(1,134)	(4,051)

Net cash provided by operating activities	17,059	14,386

Cash flows used in investing activities:
Capital expenditures	(6,931)	(1,864)
Cash paid in acquisitions, including direct transaction costs and net of cash received	(131)	(263)
Sales of short-term and long-term investments	—	12

Net cash used in investing activities	(7,062)	(2,115)

Cash flows used in financing activities:
Repurchase of option rights under employee stock option plan	(382)	(202)
Exercise of stock options under employee stock option plan	—	51
Principal payments under the term credit facility and senior subordinated notes, net of gains on early extinguishment of debt	(10,782)	(30,000)

Net cash used in financing activities	(11,164)	(30,151)

Effect of exchange rate changes on cash	(278)	(329)

Net decrease in cash and cash equivalents	(1,445)	(18,209)
Cash and cash equivalents at beginning of period	48,304	68,455

Cash and cash equivalents at end of period	$46,859	$50,246

Supplemental disclosures of cash flow information:
Income taxes paid, net of refunds	$1,690	$483

Interest paid	$22,156	$23,708

Non-cash investing and financing activity:
Consideration payable to shareholders in acquisitions	$132	$378

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

(b) Reclassification

A reclassification of certain capitalized internal use software costs from property and equipment, net to other intangible assets, net has been made to prior year balances in order to conform to the July 31, 2008 presentation. Such reclassification had no impact on operating income in all periods reported.

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

(d) Significant Accounting Policies

The Company’s significant accounting policies are described in the notes to the Company’s consolidated financial statements for the years ended January 31, 2006, 2007 and 2008, included in the Company’s annual report on Form 10-K filed on April 21, 2008. There have been no changes to the Company’s significant accounting policies.

Capitalized Software Costs—For website development costs and the development costs related to the Company’s on-demand application services, the Company follows the guidance of Emerging Issues Task Force (“EITF”) Issue No. 00-2, Accounting for Web Site Development Costs (“EITF 00-2”), and EITF No. 00-3, Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware (“EITF 00-3”). EITF 00-2 sets forth the accounting for website development costs based on the website development activity. EITF 00-3 sets forth the accounting for software in a hosting arrangement. As such, the Company follows the guidance set forth in The American Institute of Certified Public Accountants (“AICPA”) Statement of Position 98-1 (“SOP 98-1”) “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” for costs incurred for computer software developed or obtained for internal use. SOP 98-1 requires companies to capitalize qualifying computer software costs, which are incurred during the application development stage. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. The Company capitalized $3.2 million of costs in the first six months of fiscal year 2009. These capitalized costs will be amortized on a straight line basis over the expected useful life of the software from the date the application becomes available for its intended use, which is three years.

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

2006 Stock Incentive Plan

Following the completion of the Merger on March 10, 2006, the Company established a new stock incentive plan, the 2006 Stock Incentive Plan (the “2006 Plan”), which governs, among other things, the grant of options, restricted stock bonuses, and other forms of share-based payments covering shares of the Company’s common stock to our employees (including officers), directors and consultants. The Company’s common stock representing 12% of outstanding common stock on a fully diluted basis as of the date of the Merger is reserved for issuance under the 2006 Plan. Each award under the 2006 Plan will specify the applicable exercise or vesting period, the applicable exercise or purchase price, and such other terms and conditions as deemed appropriate. Stock options granted under the 2006 Plan are either “time options” that will vest and become exercisable over a four-year period or “time and performance options” that will vest based on the achievement of certain performance targets over a five-year period following the date of grant. All options granted under the 2006 Plan will expire not later than ten years from the date of grant, but generally will terminate earlier upon termination of employment. In the event of a sale of substantially all of the assets of the Company, or a merger or acquisition of the Company, the Board of Directors may provide that awards granted under the 2006 Plan will be cashed out, continued, replaced with new awards that substantially preserve the terms of the original awards, or terminated, with acceleration of vesting of the original awards determined at the discretion of the Board of Directors.

As of July 31, 2008, a total of 13,515,536 shares of common stock were reserved for issuance upon the exercise of stock options and for the future grant of stock options or awards under the 2006 Plan.

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

As of July 31, 2008, total unrecognized compensation cost related to unvested stock options and the restricted stock award was $10.0 million. Unvested stock options are expected to be recognized over a period of 4 to 5 years and the restricted stock award is expected to be recognized over a period of 4 years.

The fair value of each stock option grant under the stock option plans is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the three months and six months ended July 31, 2008 and 2007.

	Three Months Ended July 31,		Six Months Ended July 31,
	2008	2007	2008	2007
Expected life (in years)	4.0 to 5.0	4.0 to 5.0	4.0 to 5.0	4.0 to 5.0
Risk-free interest rate	2.8% to 3.0%	4.7%	2.5% to 3.0%	4.7%
Volatility	26% to 31%	32% to 45%	26% to 33%	32% to 47%

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions including the expected stock price volatility.

With respect to the amounts determined under SFAS No. 123R, as set forth above, the Company’s expected volatility is based on the combination of historical volatility of the Company’s common stock and the Company’s peer group’s common stock over the period commensurate with the expected life of the options and the mean historical implied volatility from traded options. To assist management in determining the estimated fair value of the Company’s common stock, the Company engaged a third-party valuation specialist to perform a valuation as of July 31, 2008. In estimating the fair value of the Company’s common stock as of July 31, 2008, the third party valuation firm employed a two-step approach that first estimated the fair value of the Company as a whole, and then allocated the enterprise value to the Company’s common stock. The risk-free interest rates are derived from the average U.S. Treasury constant maturity rates during the period, which approximate the rate in effect at the time of grant for the respective expected term. The expected terms are based on the observed and expected time to post-vesting exercise or cancellation of options. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero. Under SFAS 123R, the Company estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses forecasted projections to estimate pre-vesting option forfeitures and records stock-based compensation expense only for those awards that are expected to vest.

General Stock Option Information

The following table sets forth the summary of option activity under our stock option programs for the six months ended July 31, 2008:

	Options Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price
Balances as of January 31, 2008	947,949	14,447,394	$4.53
Granted	(372,500)	372,500	$5.20
Exercised	—	(116,300)	$4.00
Cancelled	241,024	(241,024)	$5.00

Balances as of July 31, 2008	816,473	14,462,570	$4.55

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Information regarding the stock options outstanding at July 31, 2008 is summarized as follows:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.25	1,987,139	4.51 years	$1.25	1,987,139	$1.25
$5.00	6,226,976	7.44 years	$5.00	1,968,506	$5.00
$5.09	997,500	8.44 years	$5.09	164,580	$5.09
$5.15	4,872,500	8.75 years	$5.15	290,986	$5.15
$5.20	372,500	9.65 years	$5.20	—	—
$8.40	5,955	4.85 years	$8.40	5,955	$8.40

	14,462,570	7.60 years	$4.55	4,417,895	$3.33

The aggregate intrinsic value of options outstanding and options exercisable as of July 31, 2008 was $17.8 million and $10.8 million, respectively.

Stock-based compensation expense for the three months and six months ended July 31, 2008 and 2007 is categorized as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2008	2007	2008	2007
Cost of maintenance	$18	$39	$44	$99
Cost of professional services	27	57	65	133

Stock-based compensation in cost of revenue	45	96	109	232

Sales and marketing	447	631	1,047	1,635
Research and development	90	326	439	773
General and administrative	513	1,299	2,038	2,338

Stock-based compensation in operating expense	1,050	2,256	3,524	4,746

Total stock-based compensation	$1,095	$2,352	$3,633	$4,978

(3)	Acquisition-Related and Restructuring Charges and Accruals

In aggregate, the Company did not accrue any costs associated with acquisition-related and restructuring activities during the six months ended July 31, 2008, and paid $0.1 million in acquisition-related and restructuring charges in the six months ended July 31, 2008. The nature of the acquisition-related and restructuring charges and the amounts paid and accrued as of July 31, 2008 are summarized as follows (in thousands):

	Facilities closures	Total acquisition- related and restructuring charges and accruals
Balances as of January 31, 2008	$271	$271
Accrued	—	—
Paid	(101)	(101)

Balances as of July 31, 2008	$170	$170

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Acquisition-related and restructuring accruals at January 31, and July 31, 2008 totaling $0.3 million and $0.2 million, respectively, are reflected in accrued expenses in the Company’s condensed consolidated balance sheets.

(4)	Goodwill and Other Intangible Assets

(a) Goodwill:

The Company accounts for goodwill and certain intangible assets after an acquisition is completed in accordance with SFAS No. 142. As such, goodwill is not amortized but instead periodically tested for impairment. The annual impairment test required by SFAS No. 142 is performed in the fourth fiscal quarter each year. The Company has concluded that there were no indicators of impairment of goodwill as of July 31, 2008.

The change in the carrying amount of goodwill for the six months ended July 31, 2008 is as follows (in thousands):

Balance as of January 31, 2008	$793,344
Activity during the six months ended July 31, 2008:
Purchase accounting adjustments to goodwill recorded in the Merger	(194)

Balance as of July 31, 2008	$793,150

(b) Other Intangible Assets:

Other intangible assets are comprised of the following (in thousands):

	As of July 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Acquired technology	$178,186	$(88,871)	$89,315
Customer relationships	278,900	(83,474)	195,426
Trademark/Trade name portfolio	14,300	(4,286)	10,014
Capitalized software	10,461	(4,051)	6,410

Total	$481,847	$(180,682)	$301,165

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	As of January 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Acquired technology	$178,186	$(71,375)	$106,811
Customer relationships	278,900	(65,966)	212,934
Trademark/Trade name portfolio	14,300	(3,388)	10,912
Capitalized software	7,104	(3,612)	3,492

Total	$478,490	$(144,341)	$334,149

Estimated amortization expense:
For remaining six months of year ending January 31, 2009			$36,884
For year ending January 31, 2010			73,767
For year ending January 31, 2011			72,473
For year ending January 31, 2012			41,430
For year ending January 31, 2013			36,408
Thereafter			40,203

Total			$301,165

As of July 31, 2008, the weighted average remaining amortization period for acquired technology is 30 months, for trademark/trade name portfolio and customer relationships is 67 months and for capitalized software is 18 months. The total weighted average remaining amortization period for all identifiable intangible assets is 53 months. The aggregate amortization expense of acquired technology and other intangible assets was $17.9 million and $18.0 million in the three months ended July 31, 2008 and 2007, respectively, and $35.9 million and $36.0 million in the six months ended July 31, 2008 and 2007, respectively. There were no impairment charges in the three month and six month periods ended July 31, 2008 and 2007.

Other intangibles, net include capitalized software, net. In the first six months of fiscal year 2009, the Company capitalized $3.2 million of software costs. These capitalized software costs will be amortized on a straight line basis over the expected useful life of the software, which is three years. See Notes 1(b) Reclassification and 1(d) Capitalized Software Costs of notes to our unaudited condensed consolidated financial statements for further information regarding capitalized software costs.

(5)	Comprehensive Loss

We report components of comprehensive loss in our annual consolidated statements of shareholders’ equity. Comprehensive loss consists of net loss and foreign currency translation adjustments. Total comprehensive loss for the three months and six months ended July 31, 2008 and 2007 is as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2008	2007	2008	2007
Comprehensive loss:
Net loss	$(3,021)	$(5,984)	$(11,525)	$(15,014)
Other comprehensive income (loss)—foreign currency translation adjustments	24	(63)	(278)	(329)

Total comprehensive loss	$(2,997)	$(6,047)	$(11,803)	$(15,343)

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(6)	Recent Accounting Pronouncements

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133.” This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for fiscal years and interim periods beginning after November 15, 2008. This Statement, when adopted, will have no effect on our consolidated results of operations and financial position.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”, (“SFAS 141(R)”), a revision of Statement of Financial Accounting Standards No. 141 (“SFAS 141”) and which replaces SFAS 141, “Business Combinations”. This Statement requires assets and liabilities acquired in a business combination, contingent consideration and certain acquired contingencies, to be measured at their fair value as of the date of acquisition. This Statement also requires that acquisition-related costs and restructuring costs be recognized separately from the business combination. This Statement is effective for fiscal years beginning after December 15, 2008 and will be effective for business combinations entered into after January 1, 2009. The Company will apply the guidance of SFAS 141(R) to business combinations completed on or after January 1, 2009. Its effects on future periods will depend on the nature and significance of any acquisitions subject to this Statement.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115,” which became effective February 1, 2008. SFAS No. 159 permits entities to measure eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other generally accepted accounting principles. The fair value measurement election is irrevocable and subsequent changes in fair value must be recorded in earnings. The Company adopted this Statement as of February 1, 2008 and the adoption of this Statement did not have a material effect on our consolidated results of operations or financial position.

In September 2006, the FASB finalized SFAS No. 157 which became effective February 1, 2008 except as amended by FSP FAS 157-1 and FSP FAS 157-2 as previously described. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements;

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

(7)	Debt

Debt as of July 31, 2008 and January 31, 2008 consisted of the following (in thousands):

	July 31, 2008	January 31, 2008
Senior secured term loan, due March 10, 2013, three-month LIBOR plus 2.00%	$320,000	$320,000
Senior subordinated notes, due March 15, 2016, 10.375%	188,590	200,000

Total long-term debt	508,590	520,000
Less current portion	(20,000)	—

Total long-term debt, less current portion	$488,590	$520,000

Senior Secured Credit Agreement

In connection with the consummation of the Merger on March 10, 2006, the Company entered into a senior secured credit agreement pursuant to a debt commitment that we obtained from affiliates of the initial purchasers of our senior subordinated notes (the “Credit Facility”).

General.    The borrower under the Credit Facility initially was Spyglass Merger Corp. and immediately following completion of the Merger became the Company. The Credit Facility provides for (1) a seven-year term loan in the amount of $400.0 million, which will amortize at a rate of 1.00% per year on a quarterly basis for the first six and three-quarters years after the closing date of the Merger, with the balance paid at maturity, and (2) a six-year revolving credit facility that permits loans in an aggregate amount of up to $75.0 million, which includes a letter of credit facility and a swing line facility. In addition, subject to certain terms and conditions, the Credit Facility provides for one or more uncommitted incremental term loan or revolving credit facilities in an aggregate amount not to exceed $150.0 million. Proceeds of the term loan on the initial borrowing date were used to partially finance the Merger, to refinance certain indebtedness of the Company and to pay fees and expenses incurred in connection with the Merger. Proceeds of the revolving Credit Facility and any incremental facilities will be used for working capital and general corporate purposes of the Company and its subsidiaries.

In the quarters ended July 31, 2006, April 30, 2007 and January 31, 2008, the Company made principal payments on the $400.0 million senior secured term loan totaling $25.0 million, $30.0 million and $25.0 million, respectively. Any principal amount that has been repaid or prepaid under the senior secured term loan may not be reborrowed under the senior secured credit agreement.

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Senior Subordinated Notes

As of July 31, 2008, we have outstanding $188.6 million principal amount of senior subordinated notes, which bear interest at a rate of 10.375%, payable semi-annually on March 15 and September 15, and which mature on March 15, 2016. Each of our domestic subsidiaries that guarantees the obligations under our senior secured credit agreement will jointly, severally and unconditionally guarantee the notes on an unsecured senior subordinated basis. We presently do not have any domestic subsidiaries and, accordingly, there are no guarantors. The notes are our unsecured, senior subordinated obligations, and the guarantees, if any, will be unsecured, senior subordinated obligations of the guarantors. The notes are subject to redemption at our option under terms and conditions specified in the indenture related to the notes, and may be redeemed at the option of the holders at 101% of their face amount, plus accrued and unpaid interest, upon certain change of control events.

In May 2008 and July 2008, the Company repurchased, in privately negotiated transactions, $9.4 million and $2.0 million, respectively, of principal amount of its original outstanding $200.0 million senior subordinated notes. The purchase prices paid for the notes was 94.5% of face value, representing a discount of 5.5%. The repurchases resulted in a gain of $0.6 million from the extinguishment of debt in the fiscal quarter ended July 31, 2008 which has been included in interest expense in the condensed consolidated statement of operations.

Debt Covenants

The senior subordinated notes and the Credit Facility contain various covenants including limitations on additional indebtedness, capital expenditures, restricted payments, the incurrence of liens, transactions with affiliates and sales of assets. In addition, the Credit Facility requires the Company to comply with certain financial covenants, including leverage and interest coverage ratios and capital expenditure limitations. The Company was in compliance with all of the covenants of the Credit Facility as of July 31, 2008.

Our senior secured credit agreement requires us to maintain a consolidated “Adjusted EBITDA” to consolidated interest expense ratio of a minimum of 1.75x by the end of the fiscal year ending January 31, 2009 and 2.00x by the end of the fiscal year ending January 31, 2010. For further information regarding a description and definition of Adjusted EBITDA, see the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2008 filed with the SEC on April 21, 2008, and specifically, Part II Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” Consolidated interest expense is defined in the senior secured credit agreement as consolidated cash interest expense less cash interest income and is further adjusted for certain non-cash interest expenses and other items. We are also required to maintain a consolidated total debt to consolidated Adjusted EBITDA ratio at a maximum of 6.00x by the end of the fiscal year ending January 31, 2009, 5.50x by the end of the fiscal year ending January 31, 2010 and 5.00x by the end of the fiscal year ending January 31, 2011. Consolidated total debt is defined in the senior secured credit agreement as total debt other than certain indebtedness and is reduced by the amount of cash and cash equivalents on our consolidated balance sheet in excess of $5.0 million. As of July 31, 2008, our consolidated total debt for purposes of computing compliance with the covenant was $466.7 million. Failure to satisfy these ratio requirements would constitute a default under the senior secured credit agreement. If our lenders failed to waive any such default, our repayment obligations under the senior secured credit agreement could be accelerated, which would also constitute a default under the indenture governing the senior subordinated notes.

Our ability to incur additional debt and make certain restricted payments under the indenture governing the senior subordinated notes, subject to specified exceptions, is tied to an Adjusted EBITDA to fixed charges ratio of at least 2.0x, except that we may incur certain debt and make certain restricted payments and certain permitted

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

The income tax benefit was $2.7 million and $8.5 million in the fiscal quarter and fiscal six months ended July 31, 2008, respectively, as compared to $3.6 million and $13.0 million in the same quarter and six months, respectively, a year ago. Our projected effective income tax benefit rate for the twelve months of fiscal year 2009 is 43%. Our effective income tax benefit rate for the twelve months of fiscal year 2008 was 46%. Our effective income tax benefit rate is greater than the statutory rate due to the impacts of permanently reinvested foreign earnings and the domestic production deduction.

At January 31, 2008, we had total federal, state and foreign unrecognized tax benefits of $11.7 million, including interest of $2.0 million. Of the total unrecognized tax benefits, $1.8 million, if recognized, would reduce our effective tax rate in the period of recognition. During the fiscal six months ended July 31, 2008, we accrued immaterial amounts in interest and penalties. With respect to these unrecognized tax benefits, we are currently unable to make a reasonably reliable estimate as to the period of cash settlement, if any, with the respective taxing authorities. The Company believes that it is reasonably possible that its unrecognized tax benefits will decrease by approximately $0.3 million in the next twelve months due to the anticipated settlement of certain state tax audits.

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

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

Items Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at July 31, 2008 consistent with the fair value hierarchy provisions of SFAS No. 157 (in thousands):

Description	Estimated Fair Value at July 31, 2008	Fair Value Measurement at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$28,047	$28,047	$—	$—

Total Assets	$28,047	$28,047	$—	$—

Liabilities:
Derivative instrument(1)	$5,667	$—	$5,667	$—

Total Liabilities	$5,667	$—	$5,667	$—

(1)	Included in long-term liabilities in the condensed consolidated balance sheet. See Management’s Discussion and Analysis of Financial Condition and Results of Operations—Other Income (Expense)—Change in Fair Value of Derivative Instrument, for further discussion regarding the derivative instrument.

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

At July 31, 2008, the Company did not have any assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

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

We derive our revenue from software licenses, maintenance and professional services. Our distributed systems products are licensed on a per user seat basis. Customers typically purchase mainframe products under million instructions per second, or MIPS-based, perpetual licenses. Mainframe software products and applications are generally priced based on hardware computing capacity—the higher a mainframe computer’s MIPS capacity, the higher the cost of the software license.

With the introduction of our software-as-a-service, or SaaS, business in the first quarter of fiscal 2009, we also derive revenue from subscription and support, which are comprised of subscription fees from customers accessing our on-demand application service. The revenue generated from our SaaS business was immaterial to our financial results for the fiscal quarter and fiscal six months ended July 31, 2008.

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

In the fiscal quarter ended July 31, 2008, when compared to the same quarter a year ago, total revenues increased 4%, as total revenues were $70.1 million in the current fiscal quarter versus $67.4 million in the same quarter a year ago. In the fiscal six months ended July 31, 2008, when compared to the same six months a year ago, total revenues increased 6%, as total revenues were $133.0 million in the current fiscal six months versus $125.7 million in the same six months a year ago. For both the current fiscal quarter and fiscal six months, when compared to the same quarter and six months a year ago, the increase in total revenue was the result of increases in maintenance revenue from consistent renewal rates and growth in our installed software licenses base, as new licenses generally include one year of maintenance, renewals of maintenance agreements with existing customers, and to a lesser extent, maintenance price increases, and improvements in software licensing activity related to our distributed systems and mainframe products, all partially offset by a decrease in software purchasing activity for our PVCS products.

In the current fiscal quarter and fiscal six months ended July 31, 2008, 56% and 64%, respectively, of our total software license revenue came from our distributed systems products, as compared to 62% and 66%, respectively, in the same quarter and six months a year ago. In the current fiscal quarter and fiscal six months ended July 31, 2008, 44% and 36%, respectively, of our total software license revenue came from our mainframe products, as compared to 38% and 34%, respectively, in the same quarter and six months a year ago.

Historically, our revenue has been generally attributable to sales in North America, Europe and to a lesser extent Asia Pacific. Revenue attributable to sales in North America accounted for approximately 62% of our total revenue in both the fiscal quarter and fiscal six months ended July 31, 2008, as compared to 63% and 65% in the same quarter and six months, respectively, a year ago.

Our international revenue is attributable principally to our European operations. International revenue accounted for approximately 38% of our total revenue in both the fiscal quarter and fiscal six months ended July 31, 2008, as compared to 37% and 35% in the same quarter and six months, respectively, a year ago.

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

In the second quarter of fiscal year 2009, there has been no change in the above critical accounting policies or the underlying assumptions and estimates used in their application.

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

	Three Months Ended July 31,		Six Months Ended July 31,
	2008	2007	2008	2007
Revenue:
Software licenses	28%	30%	26%	25%
Maintenance	60%	57%	61%	60%
Professional services	12%	13%	13%	15%

Total revenue	100%	100%	100%	100%

Cost of revenue:
Software licenses	1%	1%	1%	1%
Maintenance	6%	6%	6%	6%
Professional services	12%	12%	12%	13%
Amortization of acquired technology	12%	13%	13%	14%

Total cost of revenue	31%	32%	32%	34%

Gross profit	69%	68%	68%	66%

Operating expenses:
Sales and marketing	31%	28%	32%	29%
Research and development	13%	15%	13%	16%
General and administrative	8%	9%	8%	9%
Amortization of intangible assets	13%	13%	14%	14%
Restructuring, acquisition and other charges	—	1%	2%	1%

Total operating expenses	65%	66%	69%	69%

Operating income (loss)	4%	2%	(1)%	(3)%
Interest income	1%	1%	1%	—
Interest expense	(14)%	(18)%	(16)%	(19)%
Change in the fair value of derivative instrument	2%	1%	2%	—
Amortization and write-off of debt issuance costs	(1)%	(1)%	(1)%	—

Loss before income taxes	(8)%	(15)%	(15)%	(22)%
Income tax benefit	(4)%	(6)%	(6)%	(10)%

Net loss	(4)%	(9)%	(9)%	(12)%

Revenue

We derive revenue from software licenses, maintenance and professional services. Our total revenue increased $2.7 million, or 4%, to $70.1 million in the fiscal quarter ended July 31, 2008 from $67.4 million in the same quarter a year ago. For the fiscal six months ended July 31, 2008, total revenue increased $7.3 million, or 6%, to $133.0 million from $125.7 million in the same six months a year ago.

The following table summarizes software licenses, maintenance and professional services revenues for the periods indicated (in thousands, except percentages):

	Three Months Ended July 31,				Six Months Ended July 31,
			Increase (Decrease)				Increase (Decrease)
	2008	2007	In Dollars	In %	2008	2007	In Dollars	In %
Revenue:
Software licenses	$19,874	$19,915	$(41)	—	$34,414	$32,212	$2,202	7%
Maintenance	41,820	38,367	3,453	9%	81,690	75,087	6,603	9%
Professional services	8,388	9,116	(728)	(8)%	16,941	18,398	(1,457)	(8)%

Total revenue	$70,082	$67,398	$2,684	4%	$133,045	$125,697	$7,348	6%

Software Licenses.    Software licenses revenue as a percentage of total revenue was 28% and 26% in the current fiscal quarter and fiscal six months ended July 31, 2008, respectively, as compared to 30% and 25% in the same quarter and six months, respectively, a year ago. For the current fiscal quarter ended July 31, 2008, when compared to the same quarter a year ago, the decrease in software licenses revenue as a percentage of total revenue is predominantly due to decreases in software license sales derived from our Serena Business Mashups and PVCS products, offset in part by increases in software license sales from our Mariner and mainframe products. For the current fiscal six months ended July 31, 2008, when compared to the same six months a year ago, the increase in software licenses revenue, in both absolute dollars and as a percentage of total revenue, is predominantly due to increases in software license sales from Mariner, our mainframe products and Serena Business Mashups, offset in part by decreases in software license sales derived from our PVCS products. Distributed systems products accounted for $11.1 million or 56% and $22.2 million or 64% of total software licenses revenue in the current fiscal quarter and fiscal six months ended July 31, 2008, respectively, as compared to $12.3 million or 62% and $21.2 million or 66% in the same quarter and six months, respectively, a year ago. We expect that our Dimensions, ZMF and Serena Business Mashups products will continue to account for a substantial portion of our software license revenue in the future.

Maintenance.    Maintenance revenue as a percentage of total revenue was 60% and 61% in the current fiscal quarter and fiscal six months ended July 31, 2008, respectively, as compared to 57% and 60% in the same quarter and six months, respectively, a year ago. For both the current fiscal quarter and fiscal six months, when compared to the same quarter and six months a year ago, the increase in maintenance revenue, in both absolute dollars and as a percentage of total revenue, is due to the growth in installed software license base, as new licenses generally include one year of maintenance, maintenance price increases, and the impact of the maintenance revenue write-down to fair value recorded in connection with purchase accounting for the merger totaling $0.3 and $0.6 million in the current fiscal quarter and fiscal six months ended July 31, 2008, respectively, as compared to an impact of $0.6 million and $1.4 million in the same quarter and six months, respectively, a year ago. We expect maintenance revenue to grow in absolute dollars in the near term as maintenance contracts renew.

Professional Services.    Professional services revenue as a percentage of total revenue was 12% and 13% in the current fiscal quarter and fiscal six months ended July 31, 2008, respectively, as compared to 13% and 15% in the same quarter and six months, respectively, a year ago. For both the current fiscal quarter and fiscal six months, when compared to the same quarter and six months a year ago, the decrease in both absolute dollars and as a percentage of total revenue is predominantly due to a decline in the number of smaller consulting engagements, as the number of large engagements remained relatively unchanged. In general, professional services revenue is attributable to consulting opportunities resulting from our installed customer base and our expanded consulting service capabilities.

Cost of Revenue

Cost of revenue, which consists of cost of software licenses, cost of maintenance, cost of professional services and amortization of acquired technology, was 31% and 32% of total revenue in the current fiscal quarter and fiscal six months ended July 31, 2008, respectively, as compared to 32% and 34% in the same quarter and six months, respectively, a year ago.

The following table summarizes cost of revenue for the periods indicated (in thousands, except percentages):

	Three Months Ended July 31,				Six Months Ended July 31,
	2008	2007	Increase (Decrease)		2008	2007	Increase (Decrease)
			In Dollars	In %			In Dollars	In %
Cost of revenue:
Software licenses	$516	$554	$(38)	(7)%	$956	$1,123	$(167)	(15)%
Maintenance	4,259	3,802	457	12%	8,270	7,449	821	11%
Professional services	8,145	8,313	(168)	(2)%	16,420	16,727	(307)	(2)%
Amortization of acquired technology	8,704	8,804	(100)	(1)%	17,496	17,608	(112)	(1)%

Total cost of revenue	$21,624	$21,473	$151	1%	$43,142	$42,907	$235	1%

Percentage of total revenue	31%	32%			32%	34%

Software Licenses.    Cost of software licenses consists principally of fees associated with integrating third party technology into our PVCS and Dimensions distributed systems products and, to a lesser extent, salaries, bonuses and other costs associated with our product release organization. Cost of software licenses as a percentage of total software licenses revenue was 3% in both the current fiscal quarter and fiscal six months ended July 31, 2008, as well as in both the same quarter and six months a year ago. For both the current fiscal quarter and fiscal six months ended July 31, 2008, when compared to the same quarter and six months a year ago, the decrease in absolute dollars was primarily due to decreased sales of our distributed systems products with associated fees for integrated third party technology.

Maintenance.    Cost of maintenance consists primarily of salaries, bonuses and other costs associated with our customer support organization. Cost of maintenance as a percentage of total maintenance revenue was 10% in both the current fiscal quarter and fiscal six months ended July 31, 2008, as well as in both the same quarter and six months a year ago. For the current fiscal quarter and fiscal six months, when compared to the same quarter and six months a year ago, in absolute dollar terms, the increase in cost of maintenance was primarily attributable to increases in expenses associated with our customer support organization resulting from the growth in both our maintenance revenue and installed customer base, offset in part by decreases in stock-based compensation expenses.

Professional Services.    Cost of professional services consists of salaries, bonuses and other costs associated with supporting and growing our professional services organization. Cost of professional services as a percentage of total professional services revenue was 97% in both the current fiscal quarter and fiscal six months ended July 31, 2008, as compared to 91% in both the same quarter and six months a year ago. For both the current fiscal quarter and fiscal six months, when compared to the same quarter and six months a year ago, the decrease in the cost of professional services in absolute dollars was predominantly due to decreases in expenses to support lower professional services revenue. As a percentage of total professional services revenue, the increase in both the current fiscal quarter and fiscal six months ended July 31, 2008, when compared to the same quarter and six months a year ago, was the result of the rate of decline in costs associated with our professional services organizations being less than the rate of decline in professional services revenue.

Amortization of Acquired Technology.    In connection with our merger in March 2006, and to a lesser extent two small technology acquisitions in March 2006 and October 2006, we have recorded $178.2 million in acquired technology, reduced by accumulated amortization totaling $88.9 million as of July 31, 2008. For both the current fiscal quarter and fiscal six months ended July 31, 2008, when compared to the same quarter and six months a year ago, the decline in amortization expense was predominantly due to the decline in amortization expense coming from the acquired technology recorded in connection with a smaller technology acquisition in October 2006. Amortization expense is predominantly due to the acquired technology recorded in the merger and remained relatively unchanged for all periods presented. Assuming there are no impairments and no acquisitions, we expect to record $8.8 million in amortization expense in each of the remaining two quarters of fiscal year 2009 and quarterly thereafter for approximately the following two fiscal years.

Operating Expenses

The following table summarizes operating expenses for the periods indicated (in thousands, except percentages):

	Three Months Ended July 31,				Six Months Ended July 31,
	2008	2007	Increase (Decrease)		2008	2007	Increase (Decrease)
			In Dollars	In %			In Dollars	In %
Operating expenses:
Sales and marketing	$22,000	$18,648	$3,352	18%	$42,582	$36,380	$6,202	17%
Research and development	9,009	9,929	(920)	(9)%	17,779	19,745	(1,966)	(10)%
General and administrative	5,359	5,886	(527)	(9)%	10,805	11,403	(598)	(5)%
Amortization of intangible assets	9,203	9,203	—	—	18,406	18,406	—	—
Restructuring, acquisition & other charges	329	817	(488)	(60)%	2,268	1,248	1,020	82%

Total operating expenses	$45,900	$44,483	$1,417	3%	$91,840	$87,182	$4,658	5%

Percentage of total revenue	65%	66%			69%	69%

Sales and Marketing.    Sales and marketing expenses consist primarily of salaries, commissions and bonuses, payroll taxes and employee benefits as well as travel, entertainment and marketing expenses. Sales and marketing expenses as a percentage of total revenue were 31% and 32% in the current fiscal quarter and fiscal six months ended July 31, 2008, respectively, as compared to 28% and 29% in the same quarter and six months, respectively, a year ago. For both the current fiscal quarter and fiscal six months ended July 31, 2008, when compared to the same quarter and six months a year ago, in both absolute dollars and as a percentage of total revenue, the increase was the result of the expansion of our direct sales and marketing organizations to support license revenue growth and marketing activities related to our products and services, all partially offset by decreases in stock-based compensation expenses. In absolute dollar terms, we expect sales and marketing expenses to increase as we continue to hire additional sales and marketing personnel, market our distributed systems products and SaaS solutions and undertake additional marketing programs and activities.

Research and Development.    Research and development expenses consist primarily of salaries, bonuses, payroll taxes, employee benefits and costs attributable to research and development activities. Research and development expenses as a percentage of total revenue were 13% in both the current fiscal quarter and fiscal six months ended July 31, 2008, as compared to 15% and 16% in the same quarter and six months, respectively, a year ago. For both the current fiscal quarter and fiscal six months ended July 31, 2008, when compared to the same quarter and six months a year ago, the decrease in research and development expenses in both absolute dollars and as a percentage of total revenue is primarily attributable to our capitalizing $1.6 million and $3.2 million of costs in the fiscal quarter and fiscal six months ended July 31, 2008, respectively, in connection with certain software development costs related to our on-demand application service beginning in the first quarter of fiscal year 2009 and, to a lesser extent, decreases in stock-based compensation expenses, all partially offset by increased costs generally associated with the expansion of our research and development efforts to enhance existing products and to develop our distributed systems products and our SaaS solutions. We expect research and development expenses to increase, both in absolute dollar terms and as a percentage of total revenue, and to continue to capitalize certain software development costs, as we enhance our products and hire additional research and development personnel.

General and Administrative.    General and administrative expenses consist primarily of salaries, bonuses, payroll taxes, benefits and certain non-allocable administrative costs, including legal and accounting fees and bad debt. General and administrative expenses as a percentage of total revenue were 8% in both the current fiscal quarter and fiscal six months ended July 31, 2008, as compared to 9% in both the same quarter and six months a year ago. For both the current fiscal quarter and fiscal six months ended July 31, 2008, when compared to the same quarter and six months a year ago, the decrease in general and administrative expenses in both absolute dollars and as a percentage of total revenue is primarily attributable to decreases in stock-based compensation expenses, partially offset by general growth in our general and administrative infrastructure to support the expansion of our sales and marketing organizations and research and development efforts. We expect general and administrative expenses to increase in absolute dollar terms as we expand our infrastructure and operations in the future.

Amortization of Intangible Assets.    In connection with our merger in March 2006, and to a lesser extent two small technology acquisitions in March 2006 and October 2006, and in connection with our capitalizing certain software costs including more recently software development costs related to our on-demand applications beginning in the first quarter of fiscal year 2009, we have recorded $303.7 million in identifiable intangible assets, reduced by accumulated amortization totaling $91.8 million as of July 31, 2008. For both the current fiscal quarter and fiscal six months ended July 31, 2008 and the same quarter and six months a year ago, amortization expense was entirely due to the identifiable intangible assets recorded in connection with the merger and the smaller technology acquisition in October 2006. Assuming there are no impairments and no acquisitions, we expect to record $9.2 million in amortization expense in each of the remaining two quarters of fiscal year 2009 and quarterly thereafter for approximately the following two fiscal years.

Restructuring, Acquisition and Other Charges.    In connection with our merger in March 2006, we have incurred and expect to incur transaction, restructuring, acquisition and other charges related to the merger that are not part of ongoing operations. For both the current fiscal quarter and fiscal six months ended July 31, 2008 and the same quarter and six months a year ago, restructuring, acquisition and other charges include certain employee payroll, severance and other employee related costs associated with transitional activities that are not an expected part of ongoing operations, and travel and other direct costs associated with the merger.

Other Income (Expense)

The following table summarizes other income (expense) for the periods indicated (in thousands, except percentages):

	Three Months Ended July 31,				Six Months Ended July 31,
	2008	2007	Increase (Decrease)		2008	2007	Increase (Decrease)
			In Dollars	In %			In Dollars	In %
Other income (expense)
Interest income	$342	$476	$(134)	(28)%	$774	$842	$(68)	(8)%
Interest expense	(9,612)	(11,960)	2,348	(20)%	(20,867)	(23,629)	2,762	(12)%
Change in the fair value of derivative instrument	1,627	811	816	101%	2,866	(453)	3,319	( *)
Amortization and write-off of debt issuance costs	(655)	(354)	(301)	85%	(840)	(381)	(459)	120%

Total other income (expense)	$(8,298)	$(11,027)	$2,729	(25)%	$(18,067)	$(23,621)	$5,554	(24)%

Percentage of total revenue	(12)%	(17)%			(14)%	(19)%

(*)	Percentage is not meaningful.

Interest Income.    For both the current fiscal quarter and fiscal six months ended July 31, 2008, when compared to the same quarter and six months a year ago, the dollar decrease in interest income is predominantly due to decreases in cash balances resulting from paying down debt, and lower yields on interest-bearing accounts, partially offset by increases in cash balances resulting from the accumulation of operating free cash flows.

Interest Expense.    For both the current fiscal quarter and fiscal six months ended July 31, 2008, when compared to the same quarter and six months a year ago, the dollar decrease in interest expense is predominantly due to the Company paying down principal on the term loan totaling $30.0 million in the year ago fiscal first quarter ended April 30, 2007 and repurchasing senior subordinated notes totaling $11.4 million in the current fiscal quarter ended July 31, 2008, and to a lesser extent, lower variable rates on the senior secured term loan. In connection with the Company’s repurchase of its senior subordinated notes in the current fiscal quarter ended July 31, 2008, the Company recorded a gain of $0.6 million from the early extinguishment of debt as the Company paid $10.8 million to repurchase $11.4 million of principal. The gain was recorded in the current fiscal quarter ended July 31, 2008 as a reduction of interest expense. See Note 7 of notes to our unaudited condensed consolidated financial statements included elsewhere in this report for additional information related to our debt.

Change in the Fair Value of Derivative Instrument.    We use an interest rate swap as part of our interest rate risk management strategy. In the second fiscal quarter ended July 31, 2006, we entered into an interest rate swap transaction to effectively convert the variable interest rate on a portion of the $400.0 million senior secured term loan to a fixed rate. The swap, which expires on April 10, 2010, is recorded on the balance sheet at fair value in accordance with SFAS 133. The swap has not been designated as a hedge, and accordingly, changes in the fair value of the derivative are recognized in the consolidated statement of operations. The notional amount of the swap was $250.0 million initially which reduces over time to $126.0 million at the time the swap transaction expires on April 10, 2010. Under the terms of the swap, we will make interest payments based on a fixed rate equal to 5.38% and will receive interest payments based on the LIBOR setting rate, set in arrears. In the current fiscal quarter and fiscal six months ended July 31, 2008, we recorded $1.6 million and $2.9 million in income, respectively, related to the changes in the fair value of the derivative, as compared to $0.8 million in income and $0.5 million in expense in the same quarter and six months, respectively, a year ago, related to the changes in the fair value of the derivative.

Amortization and Write-Off of Debt Issuance Costs.    In connection with the merger, we recorded $16.1 million in debt issuance costs, reduced by accumulated amortization totaling $6.4 million as of July 31, 2008. In the current fiscal quarter and fiscal six months ended July 31, 2008, we recorded $0.7 million and $0.8 million, respectively, in amortization of debt issuance costs, as compared to $0.4 million in both the same quarter and six months a year ago. The increase in amortization expense in the current fiscal quarter and fiscal six months ended July 31, 2008, when compared to the same quarter and six months a year ago, is predominantly due to the write-off of unamortized debt issuance costs of approximately $0.2 million recorded in the current fiscal quarter and associated with the early extinguishment of the senior subordinated notes. We expect to record $0.4 million per quarter in amortization expense over each of the remaining two quarters of fiscal year 2009 and $0.4 to $0.5 million quarterly thereafter for approximately the following four fiscal years.

Income Tax Benefit

The following table summarizes income tax (benefit) expense for the periods indicated (in thousands, except percentages):

	Three Months Ended July 31,				Six Months Ended July 31,
	2008	2007	Increase (Decrease)		2008	2007	Increase (Decrease)
			In Dollars	In %			In Dollars	In %
Income tax benefit	$(2,719)	$(3,601)	$882	(24)%	$(8,479)	$(12,999)	$4,520	(35)%

Percentage of total revenue	(4)%	(6)%			(6)%	(10)%

Income Tax Benefit.    Income tax benefit was $2.7 million and $8.5 million in the current fiscal quarter and fiscal six months ended July 31, 2008, respectively, as compared to $3.6 million and $13.0 million in the same quarter and six months, respectively, a year ago. Our projected effective income tax benefit rate for the twelve months of fiscal year 2009 is 43%. Our effective income tax benefit rate for the twelve months of fiscal year 2008 was 46%. Our effective income tax benefit rate is greater than the statutory rate due to the impacts of permanently reinvested foreign earnings and the domestic production deduction. The Company believes that it is reasonably possible that its unrecognized tax benefits will decrease by approximately $0.3 million in the next twelve months due to the anticipated settlement of certain state tax audits. See Note 8 of notes to our unaudited condensed consolidated financial statements included elsewhere in this report for further information regarding income taxes and the impact of our adoption of FIN 48 on our results of operations and financial position.

Liquidity and Capital Resources

Cash and Cash Equivalents.    Since our inception, we have financed our operations and met our capital expenditure requirements primarily through cash flows from operations and, to a lesser extent, debt and equity financing. As of July 31, 2008, we had $46.9 million in cash and cash equivalents.

Net Cash Provided by Operating Activities.    Cash flows provided by operating activities were $17.1 million and $14.4 million in the current fiscal six months ended July 31, 2008 and the same six months a year ago, respectively. In the current fiscal six months ended July 31, 2008, our cash flows provided by operating activities exceeded net loss principally due to the inclusion of non-cash expenses in net loss, an increases in income taxes payable and a decrease in accounts receivable, all partially offset by interest payments made on the term credit facility and subordinated notes totaling $22.2 million, decreases in deferred income taxes payable, cash collections in advance of revenue recognition for maintenance contracts and an increase in prepaid expenses and other assets. In the fiscal six months ended July 31, 2007, our cash flows provided by operating activities exceeded net loss principally due to the inclusion of non-cash expenses in net loss and a decrease in accounts receivable, all partially offset by interest payments made on the term credit facility and subordinated notes totaling $23.7 million, a decrease in accrued expenses and cash collections in advance of revenue recognition for maintenance contracts.

Net Cash Used in Investing Activities.    Net cash used in investing activities was $7.1 million and $2.1 million in the current fiscal six months ended July 31, 2008 and the same six months a year ago, respectively. In the current fiscal six months ended July 31, 2008 and the same six months a year ago, net cash used in investing activities related to the purchase of computer equipment, office furniture and equipment and capitalized software totaling $6.9 million and $1.9 million, respectively, and acquisition-related costs paid in connection with an acquisition totaling $0.1 million and $0.3 million, respectively.

Net Cash Used in Financing Activities.    Net cash used in financing activities was $11.2 million and $30.2 million in the current fiscal six months ended July 31, 2008 and the same six months a year ago, respectively. In the current fiscal six months ended July 31, 2008, net cash used in financing activities related to principal payments made on the senior subordinated notes totaling $10.8 million and the repurchase of option rights under our employee stock option plan totaling $0.4 million. In the fiscal six months ended July 31, 2007, net cash used in financing activities principally related to principal payments made on the term credit facility totaling $30.0 million and the repurchase of option rights under our employee stock option plan totaling $0.2 million.

Contractual Obligations and Commitments

As a result of the merger, we became highly leveraged. As of July 31, 2008, we had outstanding $508.6 million in aggregate indebtedness, with an additional $75.0 million of borrowing capacity available under our revolving credit facility. Our liquidity obligations are significant, primarily due to debt service obligations. Our cash interest expense for the current fiscal quarter and fiscal six months ended July 31, 2008 was $9.6 million and $20.9 million, respectively, as compared to $12.0 million and $23.6 million in the same quarter and six months, respectively, a year ago.

We believe that current cash and cash equivalents, and cash flows from operations will satisfy our working capital and capital expenditure requirements through fiscal year ending January 31, 2009. At some point in the future, we may require additional funds for either operating or strategic purposes and may seek to raise the additional funds through the use of our existing revolving credit facility or through public or private debt or equity financing. If we are required to seek additional financing in the future through public or private debt or equity financing, there is no assurance that this additional financing will be available or, if available, will be on reasonable terms and not legally or structurally senior to or on parity with the notes.

The following is a summary of our various contractual commitments, including non-cancelable operating lease agreements for office space that expire between calendar years 2008 and 2013. All periods start from August 1, 2008.

	Payments Due by Period(2)
	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
	(in thousands)
Operating lease obligations	$12,322	$5,158	$6,537	$627	$—
Restructuring-related operating lease obligations	609	179	235	195	—
Senior secured term loan due March 10, 2013	320,000	—	—	320,000	—
Senior subordinated notes due March 15, 2016	188,590	—	—	—	188,590
Scheduled interest on debt(1)	221,064	34,917	69,835	64,951	51,361

	$742,585	$40,254	$76,607	$385,773	$239,951

(1)	Scheduled interest on debt is calculated through the instrument’s due date and assumes no principal paydowns or borrowings. Scheduled interest on debt includes interest on the seven year senior secured term loan due March 10, 2013 at an annual rate of 4.68%, which is the rate in effect as of July 31, 2008, the commitment fee for the undrawn six year term credit facility due March 10, 2012 at the stated annual rate of 0.5%, and interest on the ten year senior subordinated notes due March 15, 2016 at the stated annual rate of 10.375%.

(2)	This table excludes our unrecognized tax benefits and derivative instrument totaling $11.8 million and $5.7 million, respectively, as of July 31, 2008 since we have determined that the timing of payments with respect to these liabilities cannot be reasonably estimated.

Accounts Receivable and Deferred Revenue.    At July 31, 2008, we had accounts receivable, net of allowances, of $36.5 million and total deferred revenue of $82.9 million.

Off-Balance Sheet Arrangements.    As part of our ongoing operations, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of July 31, 2008, we were not involved in any unconsolidated SPE transactions.

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

Interest Rates and Fees.    The $400.0 million term loan, of which $320.0 million was outstanding as of July 31, 2008, bears interest at a rate equal to three-month LIBOR plus 2.00%. That rate was 4.68% as of July 31, 2008. Generally, the loans under the senior secured credit agreement bear interest, at the option of the borrower, at either:

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

Senior Subordinated Notes

As of July 31, 2008, we have outstanding $188.6 million principal amount of senior subordinated notes, which bear interest at a rate of 10.375%, payable semi-annually on March 15 and September 15, and which mature on March 15, 2016. Each of our domestic subsidiaries that guarantees the obligations under our senior secured credit agreement will jointly, severally and unconditionally guarantee the notes on an unsecured senior subordinated basis. As of the date of this report, we do not have any domestic subsidiaries and, accordingly, there are no guarantors on such date. The notes are our unsecured, senior subordinated obligations, and the guarantees, if any, will be unsecured, senior subordinated obligations of the guarantors. The notes are subject to redemption at our option under terms and conditions specified in the indenture related to the notes, and may be redeemed at the option of the holders at 101% of their face amount, plus accrued and unpaid interest, upon certain change of control events.

In May 2008 and July 2008, the Company repurchased, in privately negotiated transactions, $9.4 million and $2.0 million, respectively, of principal amount of its original outstanding $200.0 million senior subordinated notes. The purchase prices paid for the notes was 94.5% of face value, representing a discount of 5.5%. The repurchases have resulted in a gain of $0.6 million from the extinguishment of debt in the fiscal quarter ended July 31, 2008.

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

In addition, under our senior secured credit agreement, we are required to satisfy and maintain specified financial ratios and other financial condition tests, including a minimum interest coverage ratio and a maximum total leverage ratio. We were in compliance with all of the covenants under the secured credit agreement and indenture as of July 31, 2008. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet those ratios and tests in the future. A breach of any of these covenants would result in a default (which, if not cured, could mature into an event of default) and in certain cases an immediate event of default under our senior secured credit agreement. Upon the occurrence of an event of default under our senior secured credit agreement, all amounts outstanding under our senior secured credit agreement could be declared to be (or could automatically become) immediately due and payable and all commitments to extend further credit could be terminated.

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

	Three Months Ended July 31,		Six Months Ended July 31,
	2008	2007	2008	2007
Net loss(1)	$(3,021)	$(5,984)	$(11,525)	$(15,014)
Interest expense (income), net(2)	8,298	11,027	18,067	23,621
Income tax benefit	(2,719)	(3,601)	(8,479)	(12,999)
Depreciation and amortization expense(3)	19,979	21,112	41,359	42,555

EBITDA	22,537	22,554	39,422	38,163
Deferred maintenance writedown(1)	271	634	577	1,418
Restructuring, acquisition and other charges	329	817	2,268	1,248

Adjusted EBITDA(1)	$23,137	$24,005	$42,267	$40,829

(1)	Net loss for the periods presented includes the periodic effect of the deferred maintenance write down associated with both the merger in the first quarter of fiscal year 2007 and the Pacific Edge acquisition in the third quarter of fiscal year 2007. This maintenance revenue is added back in calculating Adjusted EBITDA for purposes of the indenture governing the senior subordinated notes and the senior secured credit agreement.

(2)	Interest expense (income), net includes interest income, interest expense, the change in the fair value of derivative instruments, amortization of debt issuance costs and gain on extinguishment of debt.
(3)	Depreciation and amortization expense includes depreciation of fixed assets, amortization of leasehold improvements, amortization of acquired technologies and other intangible assets, and amortization of stock-based compensation.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

We do not use derivative financial instruments in our investment portfolio and have no foreign exchange contracts. Our financial instruments consist of cash and cash equivalents, trade accounts receivable and accounts payable. We consider investments in highly liquid instruments purchased with an original maturity of 90 days or less to be cash equivalents. All of our cash equivalents principally consist of money market funds, and are classified as available-for-sale as of July 31, 2008. Our exposure to market risk for changes in interest rates relates primarily to our short-term investments and short-term obligations; thus, a hypothetical 10% fluctuation in interest rates would not have a material impact on the fair value of these securities.

Sales to customers located in foreign countries accounted for approximately 38% of total sales in both the current fiscal quarter and fiscal six months ended July 31, 2008. Because we invoice certain foreign sales in currencies other than the United States dollar, predominantly the British pound sterling and euro, and do not hedge these transactions, fluctuations in exchange rates could adversely affect the translated results of operations of our foreign subsidiaries. Therefore, foreign exchange fluctuations could create a risk of significant balance sheet gains or losses on our consolidated financial statements. However, given our foreign subsidiaries’ net book values as of July 31, 2008 and net cash flows for the most recent fiscal six months ended July 31, 2008, we do not believe that a hypothetical 10% fluctuation in foreign currency exchange rates would have a material impact on our financial position or results of operations.

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

Interest Rate Risk.    We use an interest rate swap as part of our interest rate risk management strategy. In the second fiscal quarter ended July 31, 2006, we entered into an interest rate swap transaction to effectively convert the variable interest rate on a portion of our $400.0 million senior secured term loan to a fixed rate. The swap, which expires on April 10, 2010, is accounted for at fair value under SFAS 133, and accordingly, the change in the fair value of the derivative is recognized in the statement of operations. The notional amount of the swap was $250.0 million initially and reduces over time to $126.0 million at the time the swap transaction expires on April 10, 2010. Under the terms of the swap, we will make interest payments based on a fixed rate equal to 5.38% and will receive interest payments based on the LIBOR setting rate, set in arrears.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.    Our Chief Executive Officer and Chief Financial Officer, with the assistance of senior management personnel, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of July 31, 2008. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual and quarterly reports filed under the Exchange Act. Based on this evaluation, and subject to the limitations described below, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of July 31, 2008.

Changes in Internal Control over Financial Reporting.    There were no changes in our internal control over financial reporting during the quarter ended July 31, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

ITEM 3.	Defaults Upon Senior Securities

Not Applicable

ITEM 4.	Submission of Matters to a Vote of Security Holders

Not applicable

ITEM 5.	Other Information

Not Applicable

ITEM 6.	Exhibits

(a) Exhibits

Exhibit No.	Exhibit Description
10.01*†	Form of Stock Option Buyout under the Amended and Restated 1997 Stock Option Plan

31.01†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01‡	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02‡	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or compensatory plan or arrangement.
†	Exhibit is filed herewith.
‡	Exhibit is furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERENA SOFTWARE, INC.

By:	/s/ ROBERT I. PENDER, JR.
Robert I. Pender, Jr.
Senior Vice President, Finance And Administration, Chief Financial Officer (Principal Financial And Accounting Officer)

Date: September 12, 2008

EXHIBIT INDEX

Exhibit No.	Exhibit Description
10.01*†	Form of Stock Option Buyout under the Amended and Restated 1997 Stock Option Plan

31.01†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01‡	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02‡	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or compensatory plan or arrangement.
†	Exhibit is filed herewith.
‡	Exhibit is furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.