Form 10-Q
period 2008-10-31
SERENA SOFTWARE INC
filed 2008-12-12
CIK 1073967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☒	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

As of November 30, 2008, 98,545,777 shares of the Registrant’s common stock, $0.01 par value per share, were outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SERENA SOFTWARE, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	October 31, 2008	January 31, 2008
ASSETS
Current assets
Cash and cash equivalents	$99,121	$48,304
Accounts receivable, net of allowance of $520 and $1,027 at October 31, 2008 and January 31, 2008, respectively	28,488	39,532
Deferred taxes, net	11,721	9,116
Prepaid expenses and other current assets	5,847	4,943

Total current assets	145,177	101,895
Property and equipment, net	5,654	3,947
Goodwill	785,511	793,344
Other intangible assets, net	287,724	334,149
Other assets	8,856	10,210

TOTAL ASSETS	$1,232,922	$1,243,545

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$20,000	$—
Accounts payable	3,643	1,990
Income taxes payable	10,635	9,650
Accrued expenses	21,236	23,808
Accrued interest on term loan and subordinated notes	4,860	10,429
Deferred revenue	62,881	73,056

Total current liabilities	123,255	118,933
Deferred revenue, net of current portion	7,846	10,942
Long-term liabilities	6,307	9,196
Deferred taxes	93,440	120,964
Term loan	300,000	320,000
Revolving term credit facility	65,000	—
Senior subordinated notes	188,590	200,000

Total liabilities	784,438	780,035

Commitments and contingencies:
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized and no shares issued and outstanding at October 31, 2008 and January 31, 2008	—	—
Series A Preferred stock, $0.01 par value; 1 share authorized, issued and outstanding at October 31, 2008 and January 31, 2008	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 98,545,777 and 98,549,945 shares issued and outstanding at October 31, 2008 and January 31, 2008, respectively	985	985
Additional paid-in capital	514,691	513,062
Accumulated other comprehensive loss	742	(931)
Accumulated deficit	(67,934)	(49,606)

Total stockholders’ equity	448,484	463,510

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,232,922	$1,243,545

See accompanying notes to condensed consolidated financial statements.

SERENA SOFTWARE, INC.

Condensed Consolidated Statements of Operations

For the Three Months and Nine Months Ended October 31, 2008 and 2007

(In thousands)

(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2008	2007	2008	2007
Revenue:
Software licenses	$13,019	$19,907	$47,433	$52,119
Maintenance	40,555	39,602	122,245	114,688
Professional services	8,266	8,948	25,207	27,347

Total revenue	61,840	68,457	194,885	194,154

Cost of revenue:
Software licenses	340	92	1,296	1,215
Maintenance	4,051	3,850	12,321	11,299
Professional services	7,918	8,333	24,338	25,059
Amortization of acquired technology	8,859	8,804	26,355	26,413

Total cost of revenue	21,168	21,079	64,310	63,986

Gross profit	40,672	47,378	130,575	130,168

Operating expenses:
Sales and marketing	19,094	19,830	61,676	56,210
Research and development	9,300	10,302	27,079	30,046
General and administrative	4,208	4,311	15,013	15,713
Amortization of intangible assets	9,203	9,203	27,609	27,610
Restructuring, acquisition and other charges	2,942	428	5,210	1,677

Total operating expenses	44,747	44,074	136,587	131,256

Operating (loss) income	(4,075)	3,304	(6,012)	(1,088)
Interest income	314	516	1,088	1,358
Interest expense	(10,133)	(12,114)	(31,000)	(35,744)
Change in the fair value of derivative instrument	(4)	(1,757)	2,862	(2,210)
Amortization and write-off of debt issuance costs	(410)	(361)	(1,250)	(742)

Loss before income taxes	(14,308)	(10,412)	(34,312)	(38,426)
Income tax benefit	(7,505)	(3,983)	(15,984)	(16,981)

Net loss	$(6,803)	$(6,429)	$(18,328)	$(21,445)

See accompanying notes to condensed consolidated financial statements.

SERENA SOFTWARE, INC.

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended October 31, 2008 and 2007

(In thousands)

(Unaudited)

	Nine Months Ended October 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(18,328)	$(21,445)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of acquired technology and other intangible assets	56,916	56,391
Deferred income taxes	(23,781)	(21,418)
Interest expense on term credit facility and subordinated notes, net of interest paid	(6,197)	(4,781)
Fair market value adjustment on the interest rate swap	(2,862)	2,210
Amortization and write-off of debt issuance costs	1,250	742
Stock-based compensation	3,242	5,765
Acquisition, restructure and other charges	(484)	(1,581)
Changes in operating assets and liabilities:
Accounts receivable	11,044	13,156
Prepaid expenses and other assets	(799)	(587)
Accounts payable	1,653	553
Income taxes payable	985	3,753
Accrued expenses	(2,374)	(8,367)
Deferred revenue	(13,270)	(9,122)

Net cash provided by operating activities	6,995	15,269

Cash flows used in investing activities:
Capital expenditures	(3,857)	(2,837)
Capital expenditures for internal use software	(4,652)	—
Cash paid in acquisitions, including direct transaction costs and net of cash received	(1,948)	(377)
Sales of short-term and long-term investments	—	12

Net cash used in investing activities	(10,457)	(3,202)

Cash flows provided by (used in) financing activities:
Repurchase of option rights under employee stock option plan	(1,519)	(1,042)
Exercise of stock options under employee stock option plan	19	90
Repurchase of common stock	(112)	(211)
Principal borrowings under the term credit facility	65,000	—
Principal payments under the term credit facility and senior subordinated notes, net of gains on early extinguishment of debt	(10,782)	(30,000)

Net cash provided by (used in) financing activities	52,606	(31,163)

Effect of exchange rate changes on cash	1,673	(1,023)

Net increase (decrease) in cash and cash equivalents	50,817	(20,119)
Cash and cash equivalents at beginning of period	48,304	68,455

Cash and cash equivalents at end of period	$99,121	$48,336

Supplemental disclosures of cash flow information:
Income taxes paid, net of refunds	$4,094	$1,007

Interest paid	$37,074	$40,510

Non-cash investing and financing activity:
Consideration payable to shareholders in acquisitions	$132	$263

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

(b) Reclassification

A reclassification of certain capitalized internal use software costs from property and equipment, net to other intangible assets, net has been made to prior year balances in order to conform to the October 31, 2008 presentation. Such reclassification had no impact on operating income in all periods reported.

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

Capitalized Software Costs—For website development costs and the development costs related to the Company’s on-demand application services, the Company follows the guidance of Emerging Issues Task Force (“EITF”) Issue No. 00-2, Accounting for Web Site Development Costs (“EITF 00-2”), and EITF No. 00-3, Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware (“EITF 00-3”). EITF 00-2 sets forth the accounting for website development costs based on the website development activity. EITF 00-3 sets forth the accounting for software in a hosting arrangement. As such, the Company follows the guidance set forth in The American Institute of Certified Public Accountants (“AICPA”) Statement of Position 98-1 (“SOP 98-1”) “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” for costs incurred for computer software developed or obtained for internal use. SOP 98-1 requires companies to capitalize qualifying computer software costs, which are incurred during the application development stage. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. The Company capitalized $1.4 million and $4.6 million of costs in the fiscal quarter and fiscal nine months ended October 31, 2008, respectively. These capitalized costs will be amortized on a straight line basis over the expected useful life of the software from the date the application becomes available for its intended use, which is three years.

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(2)	Stock-Based Compensation

Effective February 1, 2006, the Company adopted the provisions of, and accounted for stock-based compensation in accordance with, the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123—revised 2004 (“SFAS 123R”), “Share-Based Payment“ which replaced Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation“ and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is typically measured at the grant date based on the fair value of the award over the requisite service period, which is the vesting period. The Company elected the modified-prospective method of adoption, under which prior periods are not revised for comparative purposes. The Company has elected the graded-vesting attribution method for recognizing stock-based compensation expense over the requisite service period for each separately vesting tranche of awards as though the awards were, in substance, multiple awards. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date are being recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro forma disclosures.

Restricted Stock Purchase Agreement

In connection with the consummation of the merger (the “Merger”) of Spyglass Merger Corp. with and into the Company on March 10, 2006, the Company entered into a restricted stock agreement, dated as of March 10, 2006 with Robert Pender, the Company’s Chief Financial Officer. Pursuant to this agreement, Mr. Pender was issued 307,200 shares of the Company’s common stock. The award to Mr. Pender is unvested and subject to the executive’s continued employment with the Company through June 16, 2010. In addition, if the Company is subject to a “change in control” (as defined in the agreement) while Mr. Pender remains an employee of the Company, his remaining unvested shares will immediately vest in full.

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

As of October 31, 2008, a total of 13,515,536 shares of common stock were reserved for issuance upon the exercise of stock options and for the future grant of stock options or awards under the 2006 Plan.

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

As of October 31, 2008, total unrecognized compensation cost related to unvested stock options and the restricted stock award was $8.1 million. Unvested stock options are expected to be recognized over a period of 4 to 5 years and the restricted stock award is expected to be recognized over a period of 4 years.

The fair value of each stock option grant under the stock option plans is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the three months and nine months ended October 31, 2008 and 2007.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2008	2007	2008	2007
Expected life (in years)	4.0 to 5.0	4.0 to 5.0	4.0 to 5.0	4.0 to 5.0
Risk-free interest rate	2.9% to 3.1%	4.0% to 4.2%	2.5% to 3.1%	4.0% to 4.7%
Volatility	25% to 29%	29% to 41%	25% to 33%	29% to 48%

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions including the expected stock price volatility.

With respect to the amounts determined under SFAS No. 123R, as set forth above, the Company’s expected volatility is based on the combination of historical volatility of the Company’s common stock and the Company’s peer group’s common stock over the period commensurate with the expected life of the options and the mean historical implied volatility from traded options. To assist management in determining the estimated fair value of the Company’s common stock, the Company engaged a third-party valuation specialist to perform a valuation as of July 31, 2008. In estimating the fair value of the Company’s common stock as of July 31, 2008, the Company employed a two-step approach that first estimated the fair value of the Company as a whole, and then allocated the enterprise value to the Company’s common stock. The risk-free interest rates are derived from the average U.S. Treasury constant maturity rates during the period, which approximate the rate in effect at the time of grant for the respective expected term. The expected terms are based on the observed and expected time to post-vesting exercise or cancellation of options. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero. Under SFAS 123R, the Company estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses forecasted projections to estimate pre-vesting option forfeitures and records stock-based compensation expense only for those awards that are expected to vest.

General Stock Option Information

The following table sets forth the summary of option activity under our stock option programs for the nine months ended October 31, 2008:

	Options Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price
Balances as of January 31, 2008	947,949	14,447,394	$4.53
Granted	(657,500)	657,500	$5.45
Exercised	—	(378,040)	$2.48
Cancelled	1,503,710	(1,503,710)	$5.08

Balances as of October 31, 2008	1,794,159	13,223,144	$4.58

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Information regarding the stock options outstanding at October 31, 2008 is summarized as follows:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.25	1,764,580	4.57 years	$1.25	1,764,580	$1.25
$5.00	5,984,091	7.14 years	$5.00	2,090,065	$5.00
$5.09	316,956	4.92 years	$5.09	176,531	$5.09
$5.15	4,504,062	8.45 years	$5.15	513,432	$5.15
$5.20	362,500	9.39 years	$5.20	885	$5.20
$5.78	285,000	9.82 years	$5.78	—	—
$8.40	5,955	0.50 years	$8.40	5,955	$8.40

	13,223,144	7.31 years	$4.58	4,551,448	$3.57

The aggregate intrinsic value of options outstanding and options exercisable as of October 31, 2008 was $15.9 million and $10.1 million, respectively.

Stock-based compensation expense (benefit) for the three months and nine months ended October 31, 2008 and 2007 is categorized as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2008	2007	2008	2007
Cost of maintenance	$9	$1	$53	$99
Cost of professional services	(159)	5	(94)	137

Stock-based compensation expense (benefit) in cost of revenue	(150)	6	(41)	236

Sales and marketing	(612)	155	435	1,790
Research and development	68	117	507	891
General and administrative	303	510	2,341	2,848

Stock-based compensation expense (benefit) in operating expense	(241)	782	3,283	5,529

Total stock-based compensation expense (benefit)	$(391)	$788	$3,242	$5,765

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(3)	Accrued Expenses—Acquisition-Related Charges and Accruals and Restructuring Charges and Accruals

(a) Acquisition-Related Charges and Accruals:

In connection with the Company’s acquisition of Projity, Incorporated, a provider of a project management solution deployed on a SaaS basis, in the fiscal quarter and nine months ended October 31, 2008, the Company accrued $0.2 million in acquisition-related charges. In connection with this acquisition and prior small technology acquisitions, the Company paid $0.4 million in acquisition-related charges in the nine months ended October 31, 2008. The nature of the acquisition-related charges and the amounts paid and accrued as of October 31, 2008 are summarized as follows (in thousands):

	Legal and other miscellaneous	Relocation costs	Facilities closures	Total acquisition- related charges and accruals
Balances as of January 31, 2008	$—	$—	$271	$271
Accrued	158	5	—	163
Adjustments(1)	—	—	39	39
Paid	(102)	—	(310)	(412)

Balances as of October 31, 2008	$56	$5	$—	$61

(1)	Purchase accounting adjustments recorded in the fiscal quarter ended October 31, 2008 were the result of finalizing certain acquisition-related estimates associated with the Merant acquisition.

Acquisition-related accruals at January 31, 2008 and October 31, 2008 totaling $0.3 million and $0.1 million, respectively, are reflected in accrued expenses in the Company’s condensed consolidated balance sheets.

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(b) Restructuring Charges and Accruals:

On October 30, 2008, in response to the general weakening of the worldwide economy, an expected continued slowdown in IT spending and a decline in the Company’s license revenue for the current fiscal quarter, the Company announced and began to execute a plan to reduce its workforce by approximately 10%, or 92 positions, affecting all parts of the organization. The Company has realized and expects to continue to realize cost savings going forward as a result of this restructuring and other cost saving initiatives. This restructuring is substantially complete, and in connection with these actions, the Company recorded a restructuring charge in the fiscal quarter ended October 31, 2008 consisting principally of severance, payroll taxes and other employee benefits totaling $1.6 million and legal and other miscellaneous costs totaling $0.1 million. The nature of the restructuring charges and the amounts paid and accrued as of October 31, 2008 are summarized as follows (in thousands):

	Severance, payroll taxes and other employee benefits	Legal and other miscellaneous	Total restructuring charges and accruals
Balances as of January 31, 2008	$—	$—	$—
Accrued in the fiscal quarter ended October 31, 2008	1,613	57	1,670
Paid in the fiscal quarter ended October 31, 2008	(180)	(37)	(217)

Balances as of October 31, 2008	$1,433	$20	$1,453

Restructuring accruals at January 31, 2008 and October 31, 2008 totaling $0.0 million and $1.5 million, respectively, are reflected in accrued expenses in the Company’s condensed consolidated balance sheets.

(4)	Goodwill and Other Intangible Assets

(a) Goodwill:

The Company accounts for goodwill and certain intangible assets after an acquisition is completed in accordance with SFAS No. 142. As such, goodwill is not amortized but instead periodically tested for impairment. Under SFAS No. 142, goodwill is required to be tested for impairment at least annually and also on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred, such as an adverse change in legal factors, business climate, or regulatory environment. As a result of the general weakening of the worldwide economy, a continued slowdown in IT spending and a decline in the Company’s license revenue, the Company performed Step 1 of the goodwill impairment test required by SFAS No. 142 by comparing the fair value of the reporting unit, which is the Company, to its carrying value. Because the fair value exceeded the carrying value of the reporting unit, the Company was not required to proceed to Step 2 for the goodwill impairment calculation. The Company used a combination of the market approach based on comparable company revenue and EBITDA multiples and a discounted cash flow approach to calculate the fair value of the reporting unit. Factors that could lead to a subsequent recognition of impairment include a continued weakening of the worldwide economy, further deterioration in comparable company stock prices and their associated revenue and EBITDA multiples, reductions in IT spending by the Company’s customers and future declines in the Company’s license revenue. The Company will perform the goodwill impairment test again at the end of its fiscal year and, if there is a further deterioration in one or more of the foregoing factors, it is at least reasonably possible that the Company’s carrying value will exceed its fair value, which would result in the Company recording material goodwill impairment and a material impairment charge in the fiscal quarter ending January 31, 2009.

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Significant assumptions and estimates are made when determining if the Company’s goodwill has been impaired or if there are indicators of impairment. The Company bases its estimates on assumptions that it believes to be reasonable, but actual future results may differ from those estimates as the assumptions used by the Company are inherently unpredictable and uncertain. These estimates include estimates of future market growth and trends, forecasted revenue and costs, expected periods of asset utilization, appropriate discount rates and other variables.

The change in the carrying amount of goodwill for the nine months ended October 31, 2008 is as follows (in thousands):

Balance as of January 31, 2008	$793,344
Activity during the nine months ended October 31, 2008:
Purchase accounting adjustments to goodwill recorded in the Merger	(194)
Purchase accounting adjustments to goodwill for deferred balances that existed prior to the Merger	1,307
Purchase accounting adjustments to goodwill recorded in the Pacific Edge acquisition related to the release of tax reserves associated with utilization of net operating losses	(8,627)
Purchase accounting adjustments to goodwill related to reserve releases against acquisition transaction costs, net of valuation allowance adjustments	(319)

Balance as of October 31, 2008	$785,511

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(b) Other Intangible Assets:

Other intangible assets are comprised of the following (in thousands):

	As of October 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Acquired technology	$181,910	$(97,730)	$84,180
Customer relationships	278,900	(92,228)	186,672
Trademark/Trade name portfolio	14,300	(4,736)	9,564
Capitalized software	11,716	(4,408)	7,308

Total	$486,826	$(199,102)	$287,724

	As of January 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Acquired technology	$178,186	$(71,375)	$106,811
Customer relationships	278,900	(65,966)	212,934
Trademark/Trade name portfolio	14,300	(3,388)	10,912
Capitalized software	7,104	(3,612)	3,492

Total	$478,490	$(144,341)	$334,149

Estimated amortization expense:
For remaining three months of year ending January 31, 2009			$18,827
For year ending January 31, 2010			75,308
For year ending January 31, 2011			74,014
For year ending January 31, 2012			42,964
For year ending January 31, 2013			36,408
Thereafter			40,203

Total			$287,724

As of October 31, 2008, the weighted average remaining amortization period for acquired technology is 26 months, for trademark/trade name portfolio and customer relationships is 64 months and for capitalized software is 18 months. The total weighted average remaining amortization period for all identifiable intangible assets is 49 months. The aggregate amortization expense of acquired technology and other intangible assets was $18.1 million and $18.0 million in the three months ended October 31, 2008 and 2007, respectively, and $54.0 million in both the nine months ended October 31, 2008 and 2007. There were no impairment charges in the three month and nine month periods ended October 31, 2008 and 2007.

Other intangibles, net include capitalized software, net. In the first nine months of fiscal year 2009, the Company capitalized $4.6 million of software costs. These capitalized software costs will be amortized on a straight line basis over the expected useful life of the software, which is three years. See Notes 1(b) Reclassification and 1(d) Capitalized Software Costs of notes to our unaudited condensed consolidated financial statements for further information regarding capitalized software costs.

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(5)	Comprehensive Loss

We report components of comprehensive loss annually in our consolidated statements of stockholders’ equity (deficit). Comprehensive loss consists of net loss and foreign currency translation adjustments. Total comprehensive loss for the three months and nine months ended October 31, 2008 and 2007 is as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2008	2007	2008	2007
Comprehensive loss:
Net loss	$(6,803)	$(6,429)	$(18,328)	$(21,445)
Other comprehensive income (loss)—foreign currency translation adjustments	1,951	(694)	1,673	(1,023)

Total comprehensive loss	$(4,852)	$(7,123)	$(16,655)	$(22,468)

(6)	Recent Accounting Pronouncements

In October 2008, the Financial Accounting Standards Board (“FASB’) issued an additional FASB Staff Position that clarifies the application of SFAS No. 157 in a market that is not active. We have adopted the required provisions of SFAS No. 157 beginning in the first quarter of fiscal 2009. The adoption of the required provisions of SFAS No. 157 did not have a material impact on our financial position, results of operations or cash flows. See Note 9 of notes to our unaudited condensed consolidated financial statements for additional information regarding the adoption of this Statement. We have not determined whether the adoption of the deferred provisions of SFAS No. 157 will have a material effect on our consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP (the GAAP hierarchy). This Statement will not have a material effect on our consolidated results of operations or financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133.” This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for fiscal years and interim periods beginning after November 15, 2008. This Statement, when adopted, will have no effect on our consolidated results of operations and financial position. With the adoption of this Statement, the Company will provide the enhanced disclosures about derivative instruments and hedging activities as required.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations“, (“SFAS 141(R)”), a revision of Statement of Financial Accounting Standards No. 141 (“SFAS 141”). This Statement requires assets and liabilities acquired in a business combination, contingent consideration and certain acquired contingencies, to be measured at their fair value as of the date of acquisition. This Statement also requires that acquisition-related costs and restructuring costs be recognized separately from the business combination. This Statement is effective for fiscal years beginning after December 15, 2008 and will be effective for business combinations entered into on or after January 1, 2009. The Company will apply the guidance of SFAS 141(R) to business combinations completed on or after January 1, 2009. Its effects on future periods will depend on the nature and significance of any acquisitions subject to this Statement.

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

(7)	Debt

Debt as of October 31, 2008 and January 31, 2008 consisted of the following (in thousands):

	October 31, 2008	January 31, 2008
Credit Facility:
Senior secured term loan, due March 10, 2013, Prime plus 1.00%	$320,000	$320,000
Revolving term credit facility, due March 10, 2012, 5.75%	65,000	—
Senior subordinated notes, due March 15, 2016, 10.375%	188,590	200,000

Total long-term debt	573,590	520,000
Less current portion	(20,000)	—

Total long-term debt, less current portion	$553,590	$520,000

Senior Secured Credit Agreement

In connection with the consummation of the merger (“Merger”) of Spyglass Merger Corp. (“Spyglass”) with and into Serena on March 10, 2006, the Company entered into a senior secured credit agreement pursuant to a debt commitment that we obtained from affiliates of the initial purchasers of our senior subordinated notes (the “Credit Facility”).

General. The borrower under the Credit Facility initially was Spyglass and immediately following completion of the Merger became the Company. The Credit Facility provides for (1) a seven-year term loan in the amount of $400.0 million, which will amortize at a rate of 1.00% per year on a quarterly basis for the first six and three-quarters years after the closing date of the Merger, with the balance paid at maturity, and (2) a six-year revolving credit facility that permits loans in an aggregate amount of up to $75.0 million, which includes a letter

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

of credit facility and a swing line facility. In addition, subject to certain terms and conditions, the credit facility provides for one or more uncommitted incremental term loan or revolving credit facilities in an aggregate amount not to exceed $150.0 million. Proceeds of the term loan on the initial borrowing date were used to partially finance the Merger, to refinance certain indebtedness of the Company and to pay fees and expenses incurred in connection with the Merger. Proceeds of the revolving credit facility and any incremental facilities will be used for working capital and general corporate purposes of the Company and its subsidiaries.

In the quarters ended July 31, 2006, April 30, 2007 and January 31, 2008, the Company made principal payments on the $400.0 million senior secured term loan totaling $25.0 million, $30.0 million and $25.0 million, respectively. Any principal amount that has been repaid or prepaid under the senior secured term loan may not be reborrowed under the senior secured credit agreement.

In the quarter ended October 31, 2008, the Company borrowed $65.0 million under the six-year revolving credit facility. Proceeds from the revolving credit facility will be used for working capital and general corporate purposes of the Company and its subsidiaries. During the fiscal quarter ended October 31, 2008, we provided a notice of borrowing to Lehman Commercial Paper, Inc. (“LCPI”), as the administrative agent under our senior secured credit agreement, seeking to borrow $75 million under commitments to fund the revolving credit facility. Based on our notice of borrowing, participating lenders funded $65 million and LCPI failed to fund $10 million of the revolving credit facility. In September 2008, Lehman Brothers Holdings Inc., of which LCPI is a subsidiary, filed a petition under Chapter 11 of the U.S. Bankruptcy Code. We do not expect LCPI to fund, or another lender to assume LCPI’s commitment to fund its portion of the revolving credit facility and, as a result, consider the revolving credit facility as being fully drawn. The six-year revolving credit facility is due March 10, 2012 and currently incurs interest at 5.75% per annum, which is equal to the base rate of 4.5% plus a spread of 1.25%.

Senior Subordinated Notes

As of October 31, 2008, we have outstanding $188.6 million principal amount of senior subordinated notes, which bear interest at a rate of 10.375%, payable semi-annually on March 15 and September 15, and which mature on March 15, 2016. Each of our domestic subsidiaries that guarantees the obligations under our senior secured credit agreement will jointly, severally and unconditionally guarantee the notes on an unsecured senior subordinated basis. We presently do not have any domestic subsidiaries and, accordingly, there are no guarantors. The notes are our unsecured, senior subordinated obligations, and the guarantees, if any, will be unsecured, senior subordinated obligations of the guarantors. The notes are subject to redemption at our option under terms and conditions specified in the indenture related to the notes, and may be redeemed at the option of the holders at 101% of their face amount, plus accrued and unpaid interest, upon certain change of control events.

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

In November 2008 and December 2008, subsequent to the most recent fiscal quarter ended October 31, 2008, the Company repurchased, in four separate privately negotiated transactions, an aggregate of $14.2 million of principal amount of its senior subordinated notes. The repurchases will result in a gain of $5.1 million from the extinguishment of debt in the fiscal quarter ending January 31, 2009, which will be included in interest expense in the condensed consolidated statement of operations in the fiscal quarter ending January 31, 2009.

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Debt Covenants

The senior subordinated notes and the Credit Facility contain various covenants including limitations on additional indebtedness, capital expenditures, restricted payments, the incurrence of liens, transactions with affiliates and sales of assets. In addition, the Credit Facility requires the Company to comply with certain financial covenants, including leverage and interest coverage ratios and capital expenditure limitations. The Company was in compliance with all of the covenants of the Credit Facility as of October 31, 2008. The Company expects to be in compliance with these financial covenants as of January 31, 2009.

Our senior secured credit agreement requires us to maintain a consolidated “Adjusted EBITDA” to consolidated interest expense ratio of a minimum of 1.75x by the end of the fiscal year ending January 31, 2009 and 2.00x by the end of the fiscal year ending January 31, 2010. For further information regarding a description and definition of Adjusted EBITDA, see the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2008 filed with the SEC on April 21, 2008, and specifically, Part II Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” Consolidated interest expense is defined in the senior secured credit agreement as consolidated cash interest expense less cash interest income and is further adjusted for certain non-cash interest expenses and other items. We are also required to maintain a consolidated total debt to consolidated Adjusted EBITDA ratio at a maximum of 6.00x by the end of the fiscal year ending January 31, 2009, 5.50x by the end of the fiscal year ending January 31, 2010 and 5.00x by the end of the fiscal year ending January 31, 2011. Consolidated total debt is defined in the senior secured credit agreement as total debt other than certain indebtedness and is reduced by the amount of cash and cash equivalents on our consolidated balance sheet in excess of $5.0 million. As of October 31, 2008, our consolidated total debt for purposes of computing compliance with the covenant was $479.5 million. Failure to satisfy these ratio requirements would constitute a default under the senior secured credit agreement. If our lenders failed to waive any such default, our repayment obligations under the senior secured credit agreement could be accelerated, which would also constitute a default under the indenture governing the senior subordinated notes.

Our ability to incur additional debt and make certain restricted payments under the indenture governing the senior subordinated notes, subject to specified exceptions, is tied to an Adjusted EBITDA to fixed charges ratio of at least 2.0x, except that we may incur certain debt and make certain restricted payments and certain permitted investments without regard to the ratio, such as our ability to incur up to an aggregate principal amount of $545.0 million under our senior secured credit agreement (which amount represents the total amount of borrowings originally available under our senior secured credit agreement less $80.0 million of principal payments), to acquire persons engaged in a similar business that become restricted subsidiaries and to make other investments equal to the greater of $25.0 million or 2% of our consolidated assets. Fixed charges is defined in the indenture governing the senior subordinated notes as consolidated interest expense less interest income, adjusted for acquisitions, and further adjusted for non-cash interest expense.

(8)	Income Taxes

The income tax benefit was $7.5 million and $16.0 million in the fiscal quarter and fiscal nine months ended October 31, 2008, respectively, as compared to $4.0 million and $17.0 million in the same quarter and nine months, respectively, a year ago. Our projected effective income tax benefit rate for the twelve months of fiscal year 2009 is 44%. Our effective income tax benefit rate for the twelve months of fiscal year 2008 was 45%. Our effective income tax benefit rate is greater than the statutory rate due to the impacts of permanently reinvested foreign earnings and the domestic production deduction.

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

In connection with the preparation of its Quarterly Report on Form 10-Q for the quarter ended October 31, 2008, the Company determined that it had incorrectly under-reported a tax benefit of approximately $0.8 million in the fiscal year ended January 31, 2008 resulting from an error in which the Company failed to include in taxable income foreign income under Subpart F, Section 956, and Section 78 and the offsetting benefit from foreign tax credits. Because the effect of correcting this error in the current quarter’s financial statements is quantitatively material, the Company considered the guidance set forth in paragraph 29 of APB Opinion No. 28 in concluding that the correction of this error in the current quarter is in accordance with the guidance, which states that in determining materiality for the purpose of reporting the correction of an error, amounts should be related to the estimated income for the full fiscal year and also to the effect on the trend of earnings. This error was material with respect to an interim period but not material with respect to the estimated income for the full fiscal year or to the trend of earnings. Accordingly, the Company has corrected this error in the quarter ended October 31, 2008.

At January 31, 2008, we had total federal, state and foreign unrecognized tax benefits of $11.7 million, including interest of $2.0 million. Of the total unrecognized tax benefits, $1.8 million, if recognized, would reduce our effective tax rate in the period of recognition. During the fiscal nine months ended October 31, 2008, we accrued immaterial amounts in interest and penalties. With respect to these unrecognized tax benefits, we are currently unable to make a reasonably reliable estimate as to the period of cash settlement, if any, with the respective taxing authorities. The Company believes that it is reasonably possible that its unrecognized tax benefits will decrease by approximately $0.3 million in the next twelve months due to the anticipated settlement of certain state tax audits.

Our income tax returns are routinely audited by federal, state and foreign tax authorities. We are currently under examination by the Internal Revenue Service for the January 31, 2006 tax year and by various state, local and foreign tax jurisdictions. The statute of limitations on our federal tax return filings remains open for the years ended January 31, 2004 through January 31, 2008. The statute of limitations on U.K. income tax filings remain open for the years ended January 31, 1999 through January 31, 2007. There are differing interpretations of tax laws and regulations, and as a result, significant disputes may arise with these tax authorities involving issues of the timing and amount of deductions and allocations of income among various tax jurisdictions. While we believe our positions comply with applicable laws, we periodically evaluate our exposures associated with our tax filing positions.

We record liabilities related to uncertain tax positions in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes. We do not believe any such uncertain tax positions currently pending will have a material adverse effect on our condensed consolidated financial statements as a whole, although an adverse resolution of one or more of these uncertain tax positions in any period could have a material impact on the results of operations for that period.

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

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

Items Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at October 31, 2008 consistent with the fair value hierarchy provisions of SFAS No. 157 (in thousands):

Description	Estimated Fair Value at October 31, 2008	Fair Value Measurement at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$83,251	$83,251	$—	$—

Total Assets	$83,251	$83,251	$—	$—

Liabilities:
Derivative instrument(1)	$5,670	$—	$5,670	$—

Total Liabilities	$5,670	$—	$5,670	$—

(1)	Included in long-term liabilities in the condensed consolidated balance sheet.

At October 31, 2008, the Company did not have any assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

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

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to safe harbors under the Securities Act of 1933 and the Securities Exchange Act of 1934. These forward-looking statements include, but are not limited to, statements about financial projections, operational plans and objectives, future economic performance and other projections and estimates contained in this report. When used in this report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions identify forward-looking statements. Because these forward-looking statements involve risks and uncertainties, they are subject to important factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements, including those risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 31, 2008 and Part II, Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2008. We assume no obligation to update any forward-looking statements contained in this report. It is important that the discussion below be read together with the attached condensed consolidated financial statements and notes thereto and the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 31, 2008 and Part II, Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2008.

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

With the introduction of our software-as-a-service, or SaaS, business in the first quarter of fiscal 2009, we also derive revenue from subscription and support, which are comprised of subscription fees from customers accessing our on-demand application service. The revenue generated from our SaaS business was immaterial to our consolidated financial results for the fiscal quarter and fiscal nine months ended October 31, 2008.

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

In the fiscal quarter ended October 31, 2008, when compared to the same quarter a year ago, total revenues decreased 10%, as total revenues were $61.8 million in the current fiscal quarter versus $68.5 million in the same quarter a year ago. In the fiscal nine months ended October 31, 2008, when compared to the same nine months a year ago, total revenues increased by 1%, as total revenues were $194.9 million in the current fiscal nine months versus $194.2 million in the same nine months a year ago. The decrease in total revenues in the current fiscal quarter, when compared to the same quarter a year ago, was primarily the result of the general weakening of the worldwide economy that resulted in a decline in our sales of our products and services across all product lines and geographies, all partially offset by increases in maintenance revenue from consistent renewal rates and growth in our installed software licenses base and, to a lesser extent, maintenance price increases. Total revenues were relatively flat in the current fiscal nine months, when compared to the same nine months a year ago, due to the general weakening of the worldwide economy that took effect predominantly in the most recent fiscal quarter and resulted in a decline in sales of our products and services across all product lines and geographies.

Over the course of the past year, the global economic environment has deteriorated significantly. Negative developments include declining values in real estate, restricted availability of credit and capital, liquidity concerns over and the failure of major financial institutions, and recent significant declines and volatility in our global financial markets. The United States and other countries have also experienced declines in economic activity and increases in unemployment. The recent global financial crisis and the continuing decline and uncertainty in global economic conditions has negatively affected, and could continue to negatively affect, our business, results of operations and financial condition.

In response to the general weakening of the worldwide economy, an expected continued slowdown in IT spending and a decline in our license revenue for the current fiscal quarter, management implemented a plan to reduce its workforce by approximately 10%, or 92 positions, affecting all parts of the organization. We have realized and expect to continue to realize cost savings going forward as a result of this restructuring and other cost savings initiatives. The restructuring is substantially complete, and in connection with these actions, we recorded a restructuring charge in the fiscal quarter ended October 31, 2008 consisting principally of severance, payroll taxes and other employee benefits totaling $1.6 million and legal and other miscellaneous costs totaling $0.1 million.

In the fiscal quarter and fiscal nine months ended October 31, 2008, 60% and 63%, respectively, of our total software license revenue came from our distributed systems products, as compared to 59% and 63%, respectively, in the same quarter and nine months a year ago. In the fiscal quarter and fiscal nine months ended October 31, 2008, 40% and 37%, respectively, of our total software license revenue came from our mainframe products, as compared to 41% and 37%, respectively, in the same quarter and nine months a year ago.

Historically, our revenue has been generally attributable to sales in North America, Europe and to a lesser extent Asia Pacific. Revenue attributable to sales in North America accounted for approximately 72% and 65% of our total revenue in the fiscal quarter and fiscal nine months ended October 31, 2008, respectively, as compared to 69% and 67% in the same quarter and nine months, respectively, a year ago.

Our international revenue is attributable principally to our European operations. International revenue accounted for approximately 28% and 35% of our total revenue in the fiscal quarter and fiscal nine months ended October 31, 2008, respectively, as compared to 31% and 33% in the same quarter and nine months, respectively, a year ago.

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

We believe the following are critical accounting policies and estimates used in the preparation of our consolidated financial statements.

•	Revenue recognition,

•	Stock-based compensation,

•	Valuation of long-lived assets, including goodwill and other intangibles,

•	Accounting for derivative instruments, and

•	Accounting for income taxes

In the third quarter of fiscal year 2009, there has been no change in the above critical accounting policies or the underlying assumptions and estimates used in their application. See our Annual Report on Form 10-K for the fiscal year ended January 31, 2008 filed with the SEC on April 21, 2008 for further information regarding our critical accounting policies and estimates.

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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2008	2007	2008	2007
Revenue:
Software licenses	21%	29%	24%	27%
Maintenance	66%	58%	63%	59%
Professional services	13%	13%	13%	14%

Total revenue	100%	100%	100%	100%

Cost of revenue:
Software licenses	1%	—	1%	1%
Maintenance	6%	6%	6%	6%
Professional services	13%	12%	12%	13%
Amortization of acquired technology	14%	13%	14%	13%

Total cost of revenue	34%	31%	33%	33%

Gross profit	66%	69%	67%	67%

Operating expenses:
Sales and marketing	31%	29%	31%	29%
Research and development	15%	15%	14%	16%
General and administrative	7%	6%	8%	8%
Amortization of intangible assets	15%	13%	14%	14%
Restructuring, acquisition and other charges	4%	1%	3%	1%

Total operating expenses	72%	64%	70%	68%

Operating (loss) income	(7)%	5%	(3)%	(1)%
Interest income	1%	1%	1%	1%
Interest expense	(16)%	(18)%	(16)%	(19)%
Change in the fair value of derivative instrument	—	(2)%	1%	(1)%
Amortization and write-off of debt issuance costs	(1)%	(1)%	(1)%	—

Loss before income taxes	(23)%	(15)%	(18)%	(20)%
Income tax benefit	(12)%	(6)%	(9)%	(9)%

Net loss	(11)%	(9)%	(9)%	(11)%

Revenue

We derive revenue from software licenses, maintenance and professional services. Our total revenue decreased $6.6 million, or 10%, to $61.9 million in the fiscal quarter ended October 31, 2008 from $68.5 million in the same quarter a year ago. For the fiscal nine months ended October 31, 2008, total revenue increased $0.7 million, or less than 1%, to $194.9 million from $194.2 million in the same nine months a year ago.

The following table summarizes software licenses, maintenance and professional services revenues for the periods indicated (in thousands, except percentages):

	Three Months Ended October 31,				Nine Months Ended October 31,
			Increase (Decrease)				Increase (Decrease)
	2008	2007	In Dollars	In %	2008	2007	In Dollars	In %
Revenue:
Software licenses	$13,019	$19,907	$(6,888)	(35)%	$47,433	$52,119	$(4,686)	(9)%
Maintenance	40,555	39,602	953	2%	122,245	114,688	7,557	7%
Professional services	8,266	8,948	(682)	(8)%	25,207	27,347	(2,140)	(8)%

Total revenue	$61,840	$68,457	$(6,617)	(10)%	$194,885	$194,154	$731	—

Software Licenses.    Software licenses revenue as a percentage of total revenue was 21% and 24% in the fiscal quarter and fiscal nine months ended October 31, 2008, respectively, as compared to 29% and 27% in the same quarter and nine months, respectively, a year ago. For the fiscal quarter ended October 31, 2008, when compared to the same quarter a year ago, and to a lesser extent for the fiscal nine months ended October 31, 2008, when compared to the same nine months a year ago, the decrease in software licenses revenue both in absolute dollars and as a percentage of total revenue is due to the general weakening of the worldwide economy that accelerated in the current fiscal quarter which resulted in a decline in software license revenue across all product lines during the current fiscal quarter, offset in part by increases in software license sales over the nine months ended October 31, 2008 when compared to the same nine months a year ago, from our Mariner and Serena Business Mashups products. Distributed systems products accounted for $7.8 million or 60% and $30.0 million or 63% of total software licenses revenue in the fiscal quarter and fiscal nine months ended October 31, 2008, respectively, as compared to $11.7 million or 59% and $33.0 million or 63% in the same quarter and nine months, respectively, a year ago. We expect that our Dimensions, ZMF and Serena Business Mashups products will continue to account for a substantial portion of our software license revenue in the future. We expect our software license revenue for the quarter ending January 31, 2009 to increase over the current fiscal quarter due to our historically strong sales in our fiscal quarter ending January 31, but decline year over year as a result of the expected continuation of adverse worldwide economic conditions and reduced IT spending.

Maintenance.    Maintenance revenue as a percentage of total revenue was 66% and 63% in the fiscal quarter and fiscal nine months ended October 31, 2008, respectively, as compared to 58% and 59% in the same quarter and nine months, respectively, a year ago. For both the fiscal quarter and fiscal nine months, when compared to the same quarter and nine months a year ago, the increase in maintenance revenue, in both absolute dollars and as a percentage of total revenue, is due to the growth in our installed software license base, as new licenses generally include one year of maintenance, maintenance price increases, and the impact of the maintenance revenue write-down to fair value recorded in connection with purchase accounting for the March 2006 merger totaling $0.1 and $0.8 million in the current fiscal quarter and fiscal nine months ended October 31, 2008, respectively, as compared to an impact of $0.5 million and $1.9 million in the same quarter and nine months, respectively, a year ago. We expect maintenance revenue to grow in absolute dollars in the near term as maintenance contracts renew.

Professional Services.    Professional services revenue as a percentage of total revenue was 13% in both the fiscal quarter and fiscal nine months ended October 31, 2008, as compared to 13% and 14% in the same quarter and nine months, respectively, a year ago. For both the current fiscal quarter and fiscal nine months, when compared to the same quarter and nine months a year ago, the decrease in absolute dollars is predominantly due to a decline in the number of smaller consulting engagements primarily as a result of lower software license revenue and the general weakening of the worldwide economy. In general, professional services revenue is attributable to consulting opportunities resulting from our installed customer base and our consulting service capabilities.

Cost of Revenue

Cost of revenue, which consists of cost of software licenses, cost of maintenance, cost of professional services and amortization of acquired technology, was 34% and 33% of total revenue in the current fiscal quarter and fiscal nine months ended October 31, 2008, respectively, as compared to 31% and 33% in the same quarter and nine months, respectively, a year ago.

The following table summarizes cost of revenue for the periods indicated (in thousands, except percentages):

	Three Months Ended October 31,				Nine Months Ended October 31,
	2008	2007	Increase (Decrease)		2008	2007	Increase (Decrease)
			In Dollars	In %			In Dollars	In %
Cost of revenue:
Software licenses	$340	$92	$248	270%	$1,296	$1,215	$81	7%
Maintenance	4,051	3,850	201	5%	12,321	11,299	1,022	9%
Professional services	7,918	8,333	(415)	(5)%	24,338	25,059	(721)	(3)%
Amortization of acquired technology	8,859	8,804	55	1%	26,355	26,413	(58)	—

Total cost of revenue	$21,168	$21,079	$89	—	$64,310	$63,986	$324	1%

Percentage of total revenue	34%	31%			33%	33%

Software Licenses.    Cost of software licenses consists principally of fees associated with integrating third party technology into our PVCS and Dimensions distributed systems products and, to a lesser extent, salaries, bonuses and other costs associated with our product release organization. Cost of software licenses as a percentage of total software licenses revenue was 3% in both the fiscal quarter and fiscal nine months ended October 31, 2008, as compared to 0% and 2% in the same quarter and nine months, respectively, a year ago. For both the fiscal quarter and fiscal nine months ended October 31, 2008, when compared to the same quarter and nine months a year ago, the increase in absolute dollars was primarily due to certain OEM agreement adjustments reflected in the prior year’s fiscal quarter ended October 31, 2007, partially offset by a current year decrease in absolute dollars due to decreased sales of our distributed systems products with associated fees for integrated third party technology.

Maintenance.    Cost of maintenance consists primarily of salaries, bonuses and other costs associated with our customer support organization. Cost of maintenance as a percentage of total maintenance revenue was 10% in both the fiscal quarter and fiscal nine months ended October 31, 2008, as well as in both the same quarter and nine months a year ago. For the current fiscal quarter and fiscal nine months, when compared to the same quarter and nine months a year ago, in absolute dollar terms, the increase in cost of maintenance was primarily attributable to increases in expenses associated with our customer support organization resulting from the growth in both our maintenance revenue and installed customer base.

Professional Services.    Cost of professional services consists of salaries, bonuses and other costs associated with supporting and growing our professional services organization. Cost of professional services as a percentage of total professional services revenue was 96% and 97% in the fiscal quarter and fiscal nine months ended October 31, 2008, respectively, as compared to 93% and 92% in the same quarter and nine months, respectively, a year ago. For both the current fiscal quarter and fiscal nine months, when compared to the same quarter and nine months a year ago, the decrease in the cost of professional services in absolute dollars was predominantly due to a decline in the number of smaller professional services engagements. As a percentage of total professional services revenue, the increase in both the current fiscal quarter and fiscal nine months ended

October 31, 2008, when compared to the same quarter and nine months a year ago, was the result of the rate of decline in costs associated with our professional services organizations being less than the rate of decline in professional services revenue.

Amortization of Acquired Technology.    In connection with our merger in March 2006, and to a lesser extent small technology acquisitions in March 2006, October 2006 and September 2008, we have recorded $181.9 million in acquired technology, reduced by accumulated amortization totaling $97.7 million as of October 31, 2008. For the fiscal quarter ended October 31, 2008, when compared to the same quarter a year ago, the slight increase in amortization expense was predominantly due to the increase in amortization expense associated with the newly added acquired technology from the small technology acquisition in September 2008. For the fiscal nine months ended October 31, 2008, when compared to the same nine months a year ago, the slight decline in amortization expense was predominantly due to the decline in amortization expense coming from the acquired technology recorded in connection with a smaller technology acquisition in October 2006. Amortization expense is predominantly due to the acquired technology recorded in the merger and remained relatively unchanged for all periods presented. Assuming there are no impairments and no acquisitions, we expect to record $9.0 million in amortization expense in the remaining quarter of fiscal year 2009 and quarterly thereafter for approximately the following two fiscal years.

Operating Expenses

The following table summarizes operating expenses for the periods indicated (in thousands, except percentages):

	Three Months Ended October 31,				Nine Months Ended October 31,
	2008	2007	Increase (Decrease)		2008	2007	Increase (Decrease)
			In Dollars	In %			In Dollars	In %
Operating expenses:
Sales and marketing	$19,094	$19,830	$(736)	(4)%	$61,676	$56,210	$5,466	10%
Research and development	9,300	10,302	(1,002)	(10)%	27,079	30,046	(2,967)	(10)%
General and administrative	4,208	4,311	(103)	(2)%	15,013	15,713	(700)	(4)%
Amortization of intangible assets	9,203	9,203	—	—	27,609	27,610	(1)	—
Restructuring, acquisition & other charges	2,942	428	2,514	587%	5,210	1,677	3,533	211%

Total operating expenses	$44,747	$44,074	$673	2%	$136,587	$131,256	$5,331	4%

Percentage of total revenue	72%	64%			70%	68%

Sales and Marketing.    Sales and marketing expenses consist primarily of salaries, commissions and bonuses, payroll taxes and employee benefits as well as travel, entertainment and marketing expenses. Sales and marketing expenses as a percentage of total revenue were 31% in both the fiscal quarter and fiscal nine months ended October 31, 2008, as compared to 29% in both the same quarter and nine months a year ago. For the fiscal quarter ended October 31, 2008, when compared to the same quarter a year ago, the decrease in absolute dollars is the result of lower direct costs, such as travel and sales commissions, associated with lower software licenses revenue, and decreases in stock-based compensation expenses. For the fiscal nine months ended October 31, 2008, when compared to the same nine months a year ago, in both absolute dollars and as a percentage of total revenue, the increase was the result of the expansion of our direct sales and marketing organizations to support license revenue growth and marketing activities related to our products and services, all partially offset by lower direct costs associated with lower software licenses revenue and decreases in stock-based compensation expenses. In absolute dollar terms, we expect sales and marketing expenses to decrease as a result of the restructuring described below through the end of the current fiscal year.

Research and Development.    Research and development expenses consist primarily of salaries, bonuses, payroll taxes, employee benefits and costs attributable to research and development activities. Research and development expenses as a percentage of total revenue were 15% and 14% in the fiscal quarter and fiscal nine months ended October 31, 2008, respectively, as compared to 15% and 16% in the same quarter and nine months, respectively, a year ago. For both the fiscal quarter and fiscal nine months ended October 31, 2008, when compared to the same quarter and nine months a year ago, the decrease in research and development expenses in absolute dollars is primarily attributable to redeploying development resources to our on-demand application service projects where costs totalling $1.4 million and $4.6 million of costs in the fiscal quarter and fiscal nine months ended October 31, 2008, respectively, were capitalized in accordance with generally accepted accounting principles and, to a lesser extent, decreases in stock-based compensation expenses. We expect research and development expenses to decrease in absolute dollar terms as a result of the restructuring through the end of the current fiscal year, partially offset by reduced efforts on projects where costs may be capitalized in accordance with generally accepted accounting principles.

General and Administrative.    General and administrative expenses consist primarily of salaries, bonuses, payroll taxes, benefits and certain non-allocable administrative costs, including legal and accounting fees and bad debts. General and administrative expenses as a percentage of total revenue were 7% and 8% in the fiscal quarter and fiscal nine months ended October 31, 2008, respectively, as compared to 6% and 8% in the same quarter and nine months, respectively, a year ago. For both the fiscal quarter and fiscal nine months ended October 31, 2008, when compared to the same quarter and nine months a year ago, the decrease in general and administrative expenses in absolute dollars is primarily attributable to decreases in stock-based compensation expenses, partially offset by general growth in our general and administrative infrastructure to support the expansion of our sales and marketing organizations and research and development efforts. We expect general and administrative expenses to remain relatively flat in absolute dollar terms through the end of the current fiscal year.

Amortization of Intangible Assets.    In connection with our merger in March 2006, and to a lesser extent two small technology acquisitions in March 2006 and October 2006, and in connection with our capitalizing certain software costs including more recently software development costs related to our on-demand applications beginning in the first quarter of fiscal year 2009, we have recorded $304.9 million in identifiable intangible assets, reduced by accumulated amortization totaling $101.4 million as of October 31, 2008. For both the fiscal quarter and fiscal nine months ended October 31, 2008 and the same quarter and nine months a year ago, amortization expense was entirely due to the identifiable intangible assets recorded in connection with the March 2006 merger and the smaller technology acquisition in October 2006. Assuming there are no impairments and no acquisitions, we expect to record $9.2 million in amortization expense in the remaining quarter of the current fiscal year and quarterly thereafter for approximately the following two fiscal years.

Restructuring, Acquisition and Other Charges.    In connection with our merger in March 2006 and our restructuring plan that was implemented in the fiscal quarter ended October 31, 2008, we have incurred and expect to incur transaction, restructuring, acquisition and other charges related to the merger and the restructuring plan that are not part of ongoing operations. For both the fiscal quarter and fiscal nine months ended October 31, 2008 and the same quarter and nine months a year ago, restructuring, acquisition and other charges include certain employee payroll, severance and other employee related costs associated with transitional activities that are not expected to be part of our ongoing operations, and travel and other direct costs associated with the merger.

Other Income (Expense)

The following table summarizes other income (expense) for the periods indicated (in thousands, except percentages):

	Three Months Ended October 31,				Nine Months Ended October 31,
	2008	2007	Increase (Decrease)		2008	2007	Increase (Decrease)
			In Dollars	In %			In Dollars	In %
Other income (expense)
Interest income	$314	$516	$(202)	(39)%	$1,088	$1,358	$(270)	(20)%
Interest expense	(10,133)	(12,114)	1,981	(16)%	(31,000)	(35,744)	4,744	(13)%
Change in the fair value of derivative instrument	(4)	(1,757)	1,753	(100)%	2,862	(2,210)	5,072	(230)%
Amortization and write-off of debt issuance costs	(410)	(361)	(49)	14%	(1,250)	(742)	(508)	68%

Total other income (expense)	$(10,233)	$(13,716)	$3,483	(25)%	$(28,300)	$(37,338)	$9,038	(24)%

Percentage of total revenue	(17)%	(20)%			(15)%	(19)%

(*)	Percentage is not meaningful.

Interest Income.    For both the fiscal quarter and fiscal nine months ended October 31, 2008, when compared to the same quarter and nine months a year ago, the dollar decrease in interest income is predominantly due to decreases in cash balances resulting from paying down debt, and lower yields on interest-bearing accounts, partially offset by increases in cash balances resulting from the accumulation of free cash flows from operations and $65.0 million in borrowings under the revolving credit facility obtained late in the fiscal quarter ended October 31, 2008.

Interest Expense.    For both the fiscal quarter and fiscal nine months ended October 31, 2008, when compared to the same quarter and nine months a year ago, the dollar decrease in interest expense is predominantly due to our paying down principal on the term loan totaling $30.0 million in the fiscal first quarter ended April 30, 2007 and repurchasing senior subordinated notes totaling $11.4 million in the fiscal quarter ended July 31, 2008, and to a lesser extent, lower variable rates on the senior secured term loan, all partially offset by an increase in interest expense resulting from the $65.0 million borrowing under the revolving credit facility obtained late in the fiscal quarter ended October 31, 2008. In connection with our repurchase of our senior subordinated notes in the fiscal quarter ended July 31, 2008, we recorded a gain of $0.6 million from the early extinguishment of debt. The gain was recorded in the fiscal nine months ended October 31, 2008 as a reduction of interest expense. See Note 7 of notes to our unaudited condensed consolidated financial statements included elsewhere in this report for additional information related to our debt.

Change in the Fair Value of Derivative Instrument.    We use an interest rate swap as part of our interest rate risk management strategy. In the second fiscal quarter ended July 31, 2006, we entered into an interest rate swap transaction to effectively convert the variable interest rate on a portion of the $400.0 million senior secured term loan to a fixed rate. The swap, which expires on April 10, 2010, is recorded on the balance sheet at fair value in accordance with SFAS 133. The swap has not been designated as a hedge, and accordingly, changes in the fair value of the derivative are recognized in the consolidated statement of operations. The notional amount of the swap was $250.0 million initially which reduces over time to $126.0 million at the time the swap transaction expires on April 10, 2010. Under the terms of the swap, we will make interest payments based on a fixed rate equal to 5.38% and will receive interest payments based on the LIBOR setting rate, set in arrears. In the fiscal quarter and fiscal nine months ended October 31, 2008, we recorded $0.0 in expense and $2.9 million in income, respectively, related to the changes in the fair value of the derivative, as compared to $1.8 million and $2.2 million in expense in the same quarter and nine months, respectively, a year ago, related to the changes in the fair value of the derivative.

Amortization and Write-Off of Debt Issuance Costs.    In connection with the March 2006 merger, we recorded $16.1 million in debt issuance costs, reduced by accumulated amortization totaling $5.8 million as of October 31, 2008. In the fiscal quarter and fiscal nine months ended October 31, 2008, we recorded $0.4 million and $1.3 million, respectively, in amortization of debt issuance costs, as compared to $0.4 million and $0.7 million in the same quarter and nine months, respectively, a year ago. The increase in amortization expense in the fiscal nine months ended October 31, 2008, when compared to the same nine months a year ago, is predominantly due to the write-off of unamortized debt issuance costs of approximately $0.2 million recorded in the fiscal quarter ended July 31, 2008 and associated with the early extinguishment of the senior subordinated notes. Assuming we do not incur additional debt or early extinguish senior subordinated notes, we expect to record $0.4 million in amortization expense over the remaining quarter of fiscal year 2009 and $0.4 to $0.5 million quarterly thereafter for approximately the following four fiscal years.

Goodwill Impairment.    The carrying amount of our goodwill as of October 31, 2008 was $785.5 million. We account for goodwill and certain intangible assets after an acquisition is completed in accordance with SFAS No. 142. As such, goodwill is not amortized but instead periodically tested for impairment. Under SFAS No. 142, goodwill is required to be tested for impairment at least annually and also on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred, such as an adverse change in legal factors, business climate, or regulatory environment. As a result of the general weakening of the worldwide economy, a continued slowdown in IT spending and a decline in our license revenue, we performed Step 1 of the goodwill impairment test required by SFAS No. 142 by comparing the fair value of the reporting unit, which is the company, to its carrying value. Because the fair value exceeded the carrying value of the reporting unit, we were not required to proceed to Step 2 for the goodwill impairment calculation and, as a result, did not record goodwill impairment in the quarter ended October 31, 2008. In performing Step 1 of the goodwill impairment test, we used a combination of the market approach based on comparable company revenue and EBITDA multiples and a discounted cash flow approach to calculate the fair value of the reporting unit. Factors that could lead to a subsequent recognition of goodwill impairment include a continued weakening of the worldwide economy, further deterioration in comparable company stock prices and their associated revenue and EBITDA multiples, reductions in IT spending by the Company’s customers and future declines in our license revenue. We will perform the goodwill impairment test again at the end of the fiscal year ending January 31, 2009 and, if there is a further deterioration in one or more of the foregoing factors, the reporting unit’s carrying value could exceed its fair value, which would result in our recording material goodwill impairment and a material impairment charge in the fiscal quarter ending January 31, 2009. Such an impairment charge would materially adversely affect our results of operations for the fiscal quarter ending January 31, 2009.

Income Tax Benefit

The following table summarizes income tax (benefit) expense for the periods indicated (in thousands, except percentages):

	Three Months Ended October 31,				Nine Months Ended October 31,
	2008	2007	Increase (Decrease)		2008	2007	Increase (Decrease)
			In Dollars	In %			In Dollars	In %
Income tax benefit	$(7,505)	$(3,983)	$(3,522)	88%	$(15,984)	$(16,981)	$997	(6)%

Percentage of total revenue	(12)%	(6)%			(9)%	(9)%

Income Tax Benefit.    Income tax benefit was $7.5 million and $16.0 million in the fiscal quarter and fiscal nine months ended October 31, 2008, respectively, as compared to $4.0 million and $17.0 million in the same quarter and nine months, respectively, a year ago. Our projected effective income tax benefit rate for the twelve months of fiscal year 2009 is 44%. Our effective income tax benefit rate for the twelve months of fiscal year 2008 was 45%. Our effective income tax benefit rate is greater than the statutory rate due to the impacts of permanently reinvested foreign earnings and the domestic production deduction. We believe that it is reasonably possible that our unrecognized tax benefits will decrease by approximately $0.3 million in the next twelve months due to the anticipated settlement of certain state tax audits. See Note 8 of notes to our unaudited condensed consolidated financial statements included elsewhere in this report for further information regarding income taxes and the impact of our adoption of FIN 48 on our consolidated results of operations and financial position.

In connection with the preparation of its Quarterly Report on Form 10-Q for the quarter ended October 31, 2008, we determined that we had incorrectly under-reported a tax benefit of approximately $0.8 million in the fiscal year ended January 31, 2008 resulting from an error in which we failed to include in taxable income foreign income under Subpart F, Section 956, and Section 78 and the offsetting benefit from foreign tax credits. Because the effect of correcting this error in the current quarter’s financial statements is quantitatively material, we considered the guidance set forth in paragraph 29 of APB Opinion No. 28 in concluding that the correction of this error in the current quarter is in accordance with the guidance, which states that in determining materiality for the purpose of reporting the correction of an error, amounts should be related to the estimated income for the full fiscal year and also to the effect on the trend of earnings. This error was material with respect to an interim period but not material with respect to the estimated income for the full fiscal year or to the trend of earnings. Accordingly, we have corrected this error in the quarter ended October 31, 2008 as reflected in the above table.

Liquidity and Capital Resources

Cash and Cash Equivalents.    Since our inception, we have financed our operations and met our capital expenditure requirements primarily through cash flows from operations and, to a lesser extent, debt and equity financing. As of October 31, 2008, we had $99.1 million in cash and cash equivalents.

Net Cash Provided by Operating Activities.    Cash flows provided by operating activities were $7.0 million and $15.3 million in the fiscal nine months ended October 31, 2008 and the same nine months a year ago, respectively. In the fiscal nine months ended October 31, 2008, our cash flows provided by operating activities exceeded net loss principally due to the inclusion of non-cash expenses in net loss, a decrease in accounts receivable and an increase in accounts payable, all partially offset by interest payments made on the term credit facility and subordinated notes totaling $37.1 million, decreases in deferred income taxes payable, cash collections in advance of revenue recognition for maintenance contracts and a decrease in accrued expenses. In the fiscal nine months ended October 31, 2007, our cash flows provided by operating activities exceeded net loss principally due to the inclusion of non-cash expenses in net loss, a decrease in accounts receivable and an increase in income taxes payable, all partially offset by interest payments made on the term credit facility and subordinated notes totaling $40.5 million, cash collections in advance of revenue recognition for maintenance contracts and a decrease in accrued expenses.

Net Cash Used in Investing Activities.    Net cash used in investing activities was $10.5 million and $3.2 million in the fiscal nine months ended October 31, 2008 and the same nine months a year ago, respectively. In the fiscal nine months ended October 31, 2008, net cash used in investing activities related to the purchase of computer equipment and office furniture and equipment totaling $3.9 million, capitalized software totaling $4.7 million and acquisition-related costs paid in connection with acquisitions totaling $1.9 million. In the fiscal nine months ended October 31, 2007, net cash used in investing activities related to the purchase of computer equipment and office furniture and equipment totaling $2.8 million and acquisition-related costs paid in connection with acquisitions totaling $0.4 million.

Net Cash Provided by (Used in) Financing Activities.    Net cash provided by financing activities was $52.6 million in the fiscal nine months ended October 31, 2008 as compared to net cash used in financing activities totaling $31.2 million in the same nine months a year ago. In the fiscal nine months ended October 31, 2008, net cash provided by financing activities related principally to borrowings under the revolving credit facility totaling

$65.0 million, all partially offset by principal payments made on the senior subordinated notes totaling $10.8 million, the repurchase of option rights under our employee stock option plan totaling $1.5 million, and the repurchase of common stock totaling $0.1 million. In the fiscal nine months ended October 31, 2007, net cash used in financing activities principally related to principal payments made on the term credit facility totaling $30.0 million, repurchases of option rights under our employee stock option plan totaling $1.0 million, and the repurchase of common stock totaling $0.2 million.

Contractual Obligations and Commitments

As a result of the Merger, we became highly leveraged. As of October 31, 2008, we had outstanding $573.6 million in aggregate indebtedness. Our liquidity requirements are significant, primarily due to debt service obligations. Our interest expense for the fiscal quarter and fiscal nine months ended October 31, 2008 was $10.1 million and $31.0 million, respectively, as compared to $12.1 million and $35.7 million in the same quarter and nine months, respectively, a year ago.

We believe that current cash and cash equivalents, and cash flows from operations will satisfy our working capital and capital expenditure requirements through the fiscal year ending January 31, 2009. As discussed under the section entitled Senior Secured Credit Agreement below, we have fully drawn down all of the available commitments under our Senior Secured Credit Agreement and currently have no other committed source of credit available to us. At some point in the future, we may require additional funds for either operating or strategic purposes and may seek to raise additional funds through public or private debt or equity financing. If we are required to seek additional financing in the future through public or private debt or equity financing, there is no assurance that this additional financing will be available or, if available, will be upon reasonable terms and not legally or structurally senior to or on parity with our existing debt obligations.

The following is a summary of our various contractual commitments, including non-cancelable operating lease agreements for office space that expire between calendar years 2008 and 2012. All periods start from November 1, 2008.

	Payments Due by Period(2)
	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
	(in thousands)
Operating lease obligations	$11,085	$4,853	$5,814	$418	$—
Credit Facility:
Senior secured term loan due March 10, 2013	320,000	—	—	320,000	—
Revolving term credit facility due March 10, 2012	65,000	—	—	65,000	—
Senior subordinated notes due March 15, 2016	188,590	—	—	—	188,590
Scheduled interest on debt(1)	233,915	40,904	81,807	64,734	46,470

	$818,590	$45,757	$87,621	$450,152	$235,060

(1)	Scheduled interest on debt is calculated through the instrument’s due date and assumes no principal paydowns or borrowings. Scheduled interest on debt includes interest on the seven year senior secured term loan due March 10, 2013 at an annual rate of 5.5%, which is the rate in effect as of October 31, 2008, interest on the fully drawn six year revolving term credit facility due March 10, 2012 at an annual rate of 5.75%, which is the rate in effect as of October 31, 2008, and interest on the ten year senior subordinated notes due March 15, 2016 at the stated annual rate of 10.375%.
(2)	This table excludes our unrecognized tax benefits and derivative instrument totaling $11.1 million and $5.7 million, respectively, as of October 31, 2008 since we have determined that the timing of payments with respect to these liabilities cannot be reasonably estimated.

Accounts Receivable and Deferred Revenue.    At October 31, 2008, we had accounts receivable, net of allowances, of $28.5 million and total deferred revenue of $70.7 million.

Off-Balance Sheet Arrangements.    As part of our ongoing operations, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of October 31, 2008, we were not involved in any unconsolidated SPE transactions.

Senior Secured Credit Agreement

In connection with the consummation of the merger in March 2006, we entered into a senior secured credit agreement pursuant to a debt commitment that we obtained from affiliates of the initial purchasers of our senior subordinated notes.

General.    The borrower under the senior secured credit agreement initially was Spyglass Merger Corp. and immediately following completion of the merger became Serena. The senior secured credit agreement provides for (1) a seven-year term loan in the amount of $400.0 million, which will amortize at a rate of 1.00% per year on a quarterly basis for the first six and three-quarter years after the closing date of the acquisition transactions, with the balance paid at maturity, and (2) a six-year committed revolving credit facility that provides for loans in an aggregate amount of up to $75.0 million, which includes a letter of credit facility and a swing line facility. In addition, subject to certain terms and conditions, the senior secured credit agreement provides for one or more uncommitted incremental term loans and/or revolving credit facilities in an aggregate amount not to exceed $150.0 million. During the fiscal quarter ended October 31, 2008, we provided a notice of borrowing to Lehman Commercial Paper, Inc. (“LCPI”), as the administrative agent under our senior secured credit agreement, seeking to borrow $75 million under commitments to fund the revolving credit facility. Based on our notice of borrowing, participating lenders funded $65 million and LCPI failed to fund $10 million of the revolving credit facility. In September 2008, Lehman Brothers Holdings Inc., of which LCPI is a subsidiary, filed a petition under Chapter 11 of the U.S. Bankruptcy Code. We do not expect LCPI to fund, or another lender to assume LCPI’s commitment to fund, its portion of the revolving credit facility and, as a result, consider the revolving credit facility as being fully drawn. Proceeds of the term loan on the initial borrowing date were used to partially finance the merger, to refinance certain indebtedness of Serena and to pay fees and expenses incurred in connection with the merger. Proceeds of the revolving credit facility and any incremental facilities will be used for working capital and general corporate purposes of the borrower and its restricted subsidiaries.

Interest Rates and Fees.    The $400.0 million term loan, of which $320.0 million was outstanding as of October 31, 2008, bears interest at a rate equal to prime plus 1.00%. That rate was 5.50% as of October 31, 2008. The $75.0 million revolving credit facility, of which $65.0 million was outstanding as of October 31, 2008 and the remaining $10.0 million no longer available as a result of LCPI’s failure to fund its loan commitment, bears interest at a rate equal to a base rate plus 1.25%. That rate was 5.75% as of October 31, 2008. Generally, the loans under the senior secured credit agreement bear interest, at the option of the borrower, at either:

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

The revolving credit facility bears an annual commitment fee of 0.50% on the undrawn portion of that facility commencing on the date of execution and delivery of the senior secured credit agreement. As a result of our borrowing $65.0 million under the revolving credit facility in the fiscal quarter ended October 31, 2008 and LCPI becoming a defaulting lender due to its failure to fund its loan commitment, the annual commitment fee of 0.50% will not be payable pursuant to the terms of the senior secured credit agreement until all or a portion of the loans under the revolving credit facility are repaid.

The applicable margin and commitment fee under the secured credit agreement are determined pursuant to a grid based on our most recent “total leverage ratio,” which is a computation of the maximum ratio of total debt (as defined in the senior secured credit agreement) to the trailing four quarters of EBITDA (as defined in the senior secured credit agreement).

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

We made principal payments totaling $25.0 million, $30.0 million and $25.0 million in the fiscal quarters ended July 31, 2006, April 30, 2007 and January 31, 2008, respectively, on the senior secured term loan.

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

Security.    All of our obligations and the obligations of each guarantor (if any) under the senior secured credit agreement are secured by the following:

•

a perfected lien on and pledge of (1) the capital stock and intercompany notes of each of our existing and future direct and indirect domestic subsidiaries, (2) all of our intercompany notes and (3) 65% of the capital stock of each of our existing and future direct and indirect first-tier foreign subsidiaries, and

•	a perfected first priority lien, subject to agreed upon exceptions, on, and security interest in, substantially all of our and each guarantor’s tangible and intangible properties and assets.

Covenants, Representations and Warranties.    The senior secured credit agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on indebtedness, investments, capital expenditures, sales of assets, mergers and acquisitions, liens and dividends and other distributions. The financial covenants included in the senior secured credit agreement include a minimum interest coverage ratio and a maximum total leverage ratio as discussed below under “Covenant Compliance”.

Events of Default.    Events of default under the senior secured credit agreement include, among others, nonpayment of principal or interest, covenant defaults, a material inaccuracy of representations or warranties, bankruptcy and insolvency events, cross defaults and a change of control.

Senior Subordinated Notes

As of October 31, 2008, we have outstanding $188.6 million principal amount of senior subordinated notes, which bear interest at a rate of 10.375%, payable semi-annually on March 15 and September 15, and which mature on March 15, 2016. Each of our domestic subsidiaries that guarantees the obligations under our senior secured credit agreement will jointly, severally and unconditionally guarantee the notes on an unsecured senior subordinated basis. As of the date of this report, we do not have any domestic subsidiaries and, accordingly, there are no guarantors on such date. The notes are our unsecured, senior subordinated obligations, and the guarantees, if any, will be unsecured, senior subordinated obligations of the guarantors. The notes are subject to redemption at our option under terms and conditions specified in the indenture related to the notes, and may be redeemed at the option of the holders at 101% of their face amount, plus accrued and unpaid interest, upon certain change of control events.

In May 2008 and July 2008, we repurchased, in privately negotiated transactions, $9.4 million and $2.0 million, respectively, of principal amount of our original outstanding $200.0 million senior subordinated notes. The repurchases resulted in a gain of $0.6 million from the extinguishment of debt in the fiscal nine months ended October 31, 2008.

In November 2008 and December 2008, subsequent to the most recent fiscal quarter ended October 31, 2008, we repurchased, in four separate privately negotiated transactions, an aggregate of $14.2 million of principal amount of senior subordinated notes. The repurchases will result in a gain of $5.1 million from the extinguishment of debt in the fiscal quarter ending January 31, 2009 which will be included in interest expense in the condensed consolidated statement of operations in the fiscal quarter ending January 31, 2009.

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

In addition, under our senior secured credit agreement, we are required to satisfy and maintain specified financial ratios and other financial condition tests, including a minimum interest coverage ratio and a maximum total leverage ratio. We were in compliance with all of the covenants under the secured credit agreement and indenture as of October 31, 2008, and we expect to be in compliance with all of these covenants as of January 31,

2009. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet those ratios and tests in the future. A breach of any of these covenants would result in a default (which, if not cured, could mature into an event of default) and in certain cases an immediate event of default under our senior secured credit agreement. Upon the occurrence of an event of default under our senior secured credit agreement, all amounts outstanding under our senior secured credit agreement could be declared to be (or could automatically become) immediately due and payable.

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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2008	2007	2008	2007
Net loss(1)	$(6,803)	$(6,429)	$(18,328)	$(21,445)
Interest expense (income), net(2)	10,233	13,716	28,300	37,338
Income tax benefit	(7,505)	(3,983)	(15,984)	(16,981)
Depreciation and amortization expense(3)	18,798	19,600	60,158	62,156

EBITDA	14,723	22,904	54,146	61,068
Deferred maintenance writedown(1)	142	453	719	1,871
Restructuring, acquisition and other charges(4)	2,942	428	5,210	1,677

Adjusted EBITDA(1)	$17,807	$23,785	$60,075	$64,616

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

(2)	Interest expense (income), net includes interest income, interest expense, the change in the fair value of derivative instruments, amortization of debt issuance costs and gain on extinguishment of debt.
(3)	Depreciation and amortization expense includes depreciation of fixed assets, amortization of leasehold improvements, amortization of acquired technologies and other intangible assets, and amortization of stock-based compensation.
(4)	Restructuring, acquisition and other charges include employee payroll, severance and other employee related costs associated with transitional activities that are not expected to be part of our ongoing operations, and travel and other direct costs associated with our merger in March 2006. See Notes 3(a) and 3(b) of our unaudited condensed consolidated financial statements included elsewhere in this report for additional information related to acquisition-related and restructuring charges.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

We do not use derivative financial instruments in our investment portfolio and have no foreign exchange contracts. Our financial instruments consist of cash and cash equivalents, trade accounts receivable, accounts payable, term loan, secured indebtedness and our interest rate swap contract. We consider investments in highly liquid instruments purchased with an original maturity of 90 days or less to be cash equivalents. All of our cash equivalents principally consist of money market funds, and are classified as available-for-sale as of October 31, 2008. We are subject to interest rate risk on the variable interest rate of the unhedged portion of the secured term loan. We do not believe that a hypothetical 25% fluctuation in the variable interest rate would have a material impact on our consolidated financial position or results of operations. In addition, we are subject to the risk of default by the originator of the interest rate swap.

Sales to customers located in foreign countries accounted for approximately 28% and 35% of total sales in the fiscal quarter and fiscal nine months ended October 31, 2008, respectively. Because we invoice certain foreign sales in currencies other than the United States dollar, predominantly the British pound sterling and euro, and do not hedge these transactions, fluctuations in exchange rates could adversely affect the translated results of operations of our foreign subsidiaries. Therefore, foreign exchange fluctuations could create a risk of significant balance sheet gains or losses on our consolidated financial statements. In addition, over the past several quarters we have benefited from the weakness of the U.S. dollar against other currencies, which increased our net revenues derived from international operations. During the quarter ended October 31, 2008, the United States dollar appreciated more than 20% against these foreign currencies, which negatively affected our net revenues for the current fiscal quarter. If the U.S. dollar continues to strengthen against foreign currencies, our future net revenues could be adversely affected. However, given our foreign subsidiaries’ net book values as of October 31, 2008 and net cash flows for the most recent fiscal nine months ended October 31, 2008, we do not believe that a hypothetical 25% fluctuation in foreign currency exchange rates would have a material impact on our consolidated financial position or results of operations.

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

Interest Rate Risk.    We use an interest rate swap as part of our interest rate risk management strategy. In the second fiscal quarter ended July 31, 2006, we entered into an interest rate swap transaction to effectively convert the variable interest rate on a portion of our $400.0 million senior secured term loan to a fixed rate. The swap, which expires on April 10, 2010, is accounted for at fair value under SFAS 133, and accordingly, the change in the fair value of the derivative is recognized in the consolidated statement of operations. The notional amount of the swap was $250.0 million initially and reduces over time to $126.0 million at the time the swap transaction expires on April 10, 2010. Under the terms of the swap, we will make interest payments based on a fixed rate equal to 5.38% and will receive interest payments based on the LIBOR setting rate, set in arrears.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.    Our Chief Executive Officer and Chief Financial Officer, with the assistance of senior management personnel, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of October 31, 2008. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual and quarterly reports filed under the Exchange Act. Based on this evaluation, and subject to the limitations described below, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of October 31, 2008.

Changes in Internal Control over Financial Reporting.    There were no changes in our internal control over financial reporting during the quarter ended October 31, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes from the risk factors associated with our business, financial condition and results of operations as set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 31, 2008, except as set forth below.

The recent global financial crisis and the continuing decline and uncertainty in global economic conditions has negatively affected, and could continue to negatively affect, our business, results of operations and financial condition.

Economic conditions, both domestically and abroad, directly affect our operating results. Current and future economic conditions, including such factors as consumer demand, unemployment and inflation levels, the availability of credit, and our customers’ financial condition, operating results and growth prospects may adversely affect our business and the results of our operations. The recent global financial crisis and uncertainty in global economic conditions present a variety of risks and uncertainties that could negatively affect our business, results of operations and financial condition, including the following:

•

the demand for our products and services, and IT spending generally, may decline as businesses postpone, reduce or cancel IT and other spending in response to tighter credit, negative financial news, declines in income or asset values or economic uncertainty;

•	our customers, distributors and resellers may choose to defer payments or fail to pay amounts owed to us, even though they may have no contractual right to do so;

•

adverse economic conditions may promote consolidation in our customer’s industries as has occurred in the financial services industry in which many of our customers operate. Customer consolidation may lead to such adverse effects as reduced demand for our products and services by particular customers and within their industry more generally, greater pricing pressure and pressure to renegotiate existing contracts, replacement of our products in our installed base with competing products, and cancellations and reductions of previously planned customer purchases;

•	we may experience increased pricing competition for our products and services;

•	significant currency fluctuations could negatively affect our revenues, specifically those derived internationally;

•	the counterparty to the interest rate swap applicable to our senior secured term loan could fail to perform its obligations in accordance with the terms of our agreement; and

•

we may determine that the carrying value of our goodwill or amortizable intangible assets is not recoverable as a result of a decline in our future cash flows or slower growth rates in our industry, which could result in a significant impairment charge to reduce the carrying value of these assets.

In addition, although we do not anticipate needing additional capital in the near term due to our current financial position, financial market disruption may make it difficult for us to raise additional capital upon acceptable terms or at all. During the fiscal quarter ended October 31, 2008, we provided a notice of borrowing to Lehman Commercial Paper, Inc. (“LCPI”), as the administrative agent under our senior secured credit agreement, seeking to borrow $75 million under commitments to fund the revolving credit facility, which was the entire amount of our revolving credit facility. Based on our notice of borrowing, participating lenders funded $65 million and LCPI failed to fund $10 million of the revolving credit facility. Lehman Brothers Holdings Inc., of which LCPI is a subsidiary, has filed a petition under Chapter 11 of the U.S. Bankruptcy Code. We do not expect LCPI to fund, or another lender to assume LCPI’s commitment to fund, its portion of the revolving credit facility and, as a result, consider the revolving credit facility as being fully drawn. We have fully drawn all of the available commitments under our senior secured credit agreement, and currently have no other committed source of credit available to us.

If adverse global economic conditions persist, the foregoing risks could result in our failure to meet the financial covenants under our senior secured credit agreement. A breach of any of these financial covenants would result in a default under our senior secured credit agreement, in which event all outstanding amounts could be declared immediately due and payable. Any such acceleration would also result in a default under the indenture governing our senior subordinated notes. If repayment under our senior secured credit agreement is accelerated, we cannot assure you that we would have sufficient assets or access to credit to repay our indebtedness or, if credit were available, that it would be upon acceptable terms.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On October 29, 2008, one of our employees exercised a stock option to acquire 29,000 shares of our common stock for an aggregate exercise price of $36,250. The exercise of the stock option was effected through the net exercise of the stock option, with 6,272 shares applied to the payment of the aggregate exercise price, 7,466 shares applied to the payment of applicable taxes and withholdings and 15,262 shares issued to the employee. The shares were issued under an exemption from registration requirements pursuant to Rule 701 of the Securities Act of 1933, which provides an exemption for offers and sales of securities pursuant to certain compensatory benefit plans.

ITEM 3.	Defaults Upon Senior Securities

Not Applicable

ITEM 4.	Submission of Matters to a Vote of Security Holders

Pursuant to a written consent effective as of August 29, 2008, our stockholders elected Tim Davenport as a director to our board of directors. This matter is described in our Current Report on Form 8-K (File No. 000-25285) filed with the Securities and Exchange Commission on September 5, 2008 (Item 5.02 of which is incorporated herein by reference). The written consent was executed by stockholders representing 97,925,780 shares, or 99.4%, of our outstanding common stock.

ITEM 5.	Other Information

Not Applicable

ITEM 6.	Exhibits

(a) Exhibits

Exhibit No.	Exhibit Description
10.01*†	Form of Notice of Exercise (Net) under Amended and Restated 1997 Stock Option Plan

31.01†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01‡	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02‡	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or compensatory plan or arrangement.
†	Exhibit is filed herewith.
‡	Exhibit is furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERENA SOFTWARE, INC.

By:	/s/ ROBERT I. PENDER, JR.
Robert I. Pender, Jr.
Senior Vice President, Finance And Administration, Chief Financial Officer (Principal Financial And Accounting Officer)

Date: December 12, 2008

EXHIBIT INDEX

Exhibit No.	Exhibit Description
10.01*†	Form of Notice of Exercise (Net) under Amended and Restated 1997 Stock Option Plan

31.01†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01‡	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02‡	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or compensatory plan or arrangement.
†	Exhibit is filed herewith.
‡	Exhibit is furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.