Form 10-K
period 2009-01-31
SERENA SOFTWARE INC
filed 2009-05-01
CIK 1073967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2009

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☒        No  ☐

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐        No  ☒

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229,405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐        No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant was zero as of January 31, 2009, the last business day of the registrant’s most recently completed fiscal quarter. The registrant is a privately-held company and there is no public trading market for its common stock.

As of May 1, 2009, the number of shares of the registrant’s common stock outstanding was 98,475,613.

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

For the Fiscal Year Ended January 31, 2009

PART I

ITEM 1.	BUSINESS

Our fiscal year ends on January 31 and, except as otherwise provided, references in this Annual Report on Form 10-K mean the fiscal year ended on January 31 of such year. For example, fiscal year 2009 refers to the fiscal year ended January 31, 2009.

Our Company

We are the largest global independent software company in terms of revenue focused solely on managing change across information technology, or IT, environments. Our products and services primarily address the complexity of application lifecycle management, or ALM, and are used by our customers to manage the development of and control change in mission critical technology and business process applications within both mainframe and distributed systems environments. Our software configuration management, or SCM, requirements management, or RM, product portfolio management, or PPM, and business process management, or BPM, solutions enable our customers to improve process visibility and consistency, enhance software integrity, mitigate risks, support regulatory compliance and boost productivity. Our revenue is generated by software licenses, maintenance contracts and professional services. Our software products are typically embedded within customer IT environments and are generally accompanied by renewable annual maintenance contracts.

Our software and services are of critical importance to our customers, who make significant investments in developing applications and automating IT processes around our software solutions. We have a diversified, global customer base with over 15,000 installations of our products at customer sites worldwide. Our customers include 96 of the Fortune 100 companies and industry leaders in the finance, telecommunications, automotive and transportation, healthcare, energy and power, equipment and machinery and technology industries, with no single customer accounting for 10% or more of our total revenue for the fiscal year ended January 31, 2009. During the same period, we generated 65.7%, 29.6% and 4.7% of our total revenue in North America, Europe and the Asia Pacific region, respectively.

Revenue generated from software licenses, maintenance contracts and professional services accounted for 24.8%, 62.1% and 13.1%, respectively, of our total revenue for the fiscal year ended January 31, 2009. Software license revenue is generated by the sale of perpetual software licenses to existing and new customers, and includes both upfront licenses as well as follow-on license purchases as customers expand capacity, add additional applications or users and develop a need for additional products to satisfy a broader set of requirements. Software licenses are generally accompanied by annual maintenance contracts, which are typically priced between 17% and 21% of the software license price. The annual maintenance contracts provide customers the right to obtain available updates, bug fixes and telephone support for our applications. We typically collect maintenance fees at the time the maintenance contract is entered into and ratably recognize these fees over the term of the contract, generally one year. Professional services revenue is generated through services such as best practices implementations to facilitate the optimal installation and usage of our software, and technical consulting and education services.

Serena Software, Inc. was incorporated under the laws of California in 1980 and re-incorporated under the laws of Delaware in 1998.

Recent Developments

Projity Incorporated

On September 12, 2008, we acquired Projity Incorporated, or Projity, a privately-held provider of open source and Saas-based project management solutions. We expect to integrate the project management technology acquired as part of the acquisition into Mariner, our PPM product.

Pacific Edge Software, Inc.

On October 20, 2006, we acquired Pacific Edge Software, Inc., or Pacific Edge, a privately-held provider of PPM solutions. With the acquisition of Pacific Edge, we added Mariner, a PPM product, to our product portfolio. Mariner complements our existing strategy to provide solutions for ALM.

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

Our Industry

Companies increasingly depend on IT tools and applications for mission critical business processes. Many of the largest commercial businesses and government entities house essential information and applications in mainframe computers located in centralized datacenters or distributed systems networks. Organizations have also increasingly opened their IT systems to customers and suppliers through their Internet and extranet sites to enhance supplier and vendor transparency, decrease data inefficiencies and reduce time to market for their products and services.

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

Our products address a number of industry segments within the broader application lifecycle management, or ALM, market, including software change management, or SCM, requirements management, or RM, and project and portfolio management, or PPM, and the business process management, or BPM, markets. Our BPM product can be used to manage application development processes as well as general business processes.

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

Regulatory Compliance.    Organizations across a range of industries are increasingly required to comply with changing and new regulations, such as the Sarbanes-Oxley Act and many others, that effectively require organizations to audit, track and manage changes to their IT systems. We believe these regulatory changes and the overall regulatory environment are forcing many companies, for the first time, to audit their IT practices and confront change management issues with a high degree of attention directed at the potentially severe consequences of change management failures.

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

Our Strengths

We believe our strengths in addressing the above-mentioned industry opportunities include the following:

Global Software Vendor with Leading Market Position.    We are the largest global independent software company in terms of revenue focused solely on managing change across IT environments. Our products offer solutions for both distributed systems and mainframe platforms. According to Gartner’s 2009 research report on worldwide software change and configuration management vendor market shares, we were the number two ranked vendor in the software change and configuration management market. We attribute our leading position to the breadth and quality of our product offerings and to our established customer relationships.

Stable, Recurring Revenue Base with Significant Visibility.    The mission critical nature of our products combined with our large installed customer base have enabled us to develop a stable, recurring revenue base comprised of license, maintenance and professional services revenues. For the fiscal year ended January 31, 2009, maintenance revenue comprised 62.1% of our total revenue. Our maintenance revenue is highly recurring, which provides us with significant visibility into our future revenue and, to a lesser extent, profitability. For the fiscal year ended January 31, 2009, our maintenance contract renewal rate was at least 90%, which we believe is higher than the industry average. We have a resilient revenue model where customers continue to enter into and renew maintenance contracts, even during significant downturn periods for the software industry.

Margins and Strong Cash Flow Generation.    Due primarily to our broad portfolio of products, large installed customer base and leading market presence, our total revenue has increased at a compound annual growth rate of 19.8% for the period from fiscal year 2004 to fiscal year 2009 and our Adjusted EBITDA has increased at a compound annual growth rate of 16.5% for the same period. Additionally, our current business model generates positive working capital and requires minimal capital expenditure, providing us with significant free cash flow. For the fiscal year ended January 31, 2009, we had cash flows from operating activities of $36.5 million, an Adjusted EBITDA margin of 33.7% and $9.7 million in capital expenditures. A description of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to comparable GAAP financial measures is included under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Covenant Compliance.”

27 Year History with Diversified, Global Customer Base.    We have a diversified, global customer base with over 15,000 installations of our products at customer sites worldwide, including 96 of the Fortune 100 companies. We have minimal customer concentration, with no one customer accounting for 10% or more of our total revenue for the fiscal year ended January 31, 2009. We are also continuing to expand our revenue base internationally. For the fiscal year ended January 31, 2009, we derived 34.3% of our total revenue from international customers.

High Switching Costs.    Our software products help our customers define complex and ever-changing software environments. As such, our solutions generally become a key part of our customers’ application development infrastructure and are embedded deep within multiple parts of a customer’s mission-critical IT environment. In addition, it typically takes our customers six to twelve months to implement our products into their systems and requires a significant investment in effort and cost. This makes it difficult for other vendors to sell competing solutions to our customer base, as there are high switching costs in terms of time, effort and expense, and the process of switching products carries the potential for significant business disruption.

Experienced and Committed Management Team.    Our management team has an established track record of operational excellence and our senior management team has many years of software industry experience. We believe that our management team has been instrumental in growing our business, both internally and through strategic acquisitions.

Significant Equity Investments from our Founder and Silver Lake Partners.    In connection with the merger, a trust and a foundation affiliated with Douglas D. Troxel, our founder and one of our directors, exchanged equity interests in Serena, which were valued for purposes of the exchange at approximately $154.1 million, for equity interests in the surviving corporation. This significant equity investment by our founder, together with the investment of $335.5 million by investment funds affiliated with or designated by Silver Lake Partners, represented over 37% of our capitalization as of January 31, 2009.

Our Strategy

We are focused on continuing to be the leading provider of solutions that enable organizations to manage change throughout their IT environment. To pursue our objectives we have implemented the following strategies:

Cross-Sell and Increase Penetration into Our Large, Global Installed Customer Base.    We have a large, global installed base that primarily uses our SCM products for specific platforms. We have a significant opportunity to sell these existing customers SCM products on additional platforms, expand their use of our products outside of SCM (for example, for RM, BPM or PPM) and enable them to purchase and utilize our broader solution set for managing the entire application lifecycle. Moreover, we have the opportunity to sell additional licenses as customers expand capacity, add additional applications and users and develop a need for additional products to satisfy a broader set of requirements. Since we currently provide mission critical solutions to these customers, we believe we can generate these opportunities efficiently.

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

Increase Federal Government Exposure.    We work with federal government agencies and contractors to enable them to enforce standards and processes and improve software development. The federal government has recently announced that it will be increasing government spending during the current fiscal year, and we believe this market is under-penetrated by ALM software vendors. We plan to increase our focus on federal government initiatives to increase our penetration of this market, and to leverage our partner relationships as part of these initiatives.

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

Pursue Strategic Acquisition Opportunities.    We have completed a number of strategic transactions in our history, which have enabled us to broaden our product portfolio and expand into new geographies. To supplement our internal development efforts and capitalize on growth opportunities, we intend to continue to employ a disciplined and focused acquisition strategy. We seek to opportunistically acquire businesses, products and technologies in our existing or complementary vertical markets at attractive valuations. For example, in October 2006 and September 2008, we completed our acquisitions of Pacific Edge and Projity, respectively, both providers of PPM solutions.

Software-as-a-Service.    We introduced two Software-as-a-Service, or SaaS, solutions based on our existing Mariner and Serena Business Mashups products in fiscal year 2009, and expect to introduce an Agile ALM SaaS solution in the first half of fiscal year 2010. SaaS, which is an on-demand application service, enables businesses to subscribe to a wide variety of application services that are developed specifically for, and delivered over, the Internet with little or no implementation services and without the need to install and manage third-party software. We believe that, by deploying these products through a SaaS platform, we may enable customers to realize many of the benefits offered by our traditional on-premise software, such as a comprehensive set of features and functionality and the ability to customize and integrate with other applications, while at the same time reducing the risks and lowering the total cost of implementing and owning traditional on-premise software.

Our Products

We develop, market and support an integrated, cross-platform suite of software products for managing and controlling change across distributed systems, mainframe and SaaS platforms. A distributed system platform allows applications to share resources over a distributed network using operating systems such as UNIX, Linux and Windows. A mainframe platform uses a centralized system with high processing power to support high-volume applications. A SaaS platform allows applications to be delivered over the Internet without the need for customers to manage the software within their own IT environments. Our solutions improve process consistency and enhance the integrity of software our customers create or modify. This helps protect our customers’ valuable application assets and improve software developer productivity, operational efficiency, application availability and customers’ return on IT investments, all of which ultimately reduces the costs of managing their IT environment. Our products serve a variety of market and customer needs and are grouped as follows:

•

Dimensions®: End-to-end cross-platform, highly scalable solution for distributed development. Our Dimensions product family integrates application development across global sites, stakeholders, and platforms. Using Dimensions allows organizations to model and automatically enforce software development processes. Dimensions features tight integration between requirements management and change/configuration management through a common process model and a unified data store which enables IT organizations to trace, validate and implement change requests without disruption during development. The Dimensions product line includes Dimensions CM for managing the application development, change and configuration process. Customers can also purchase Dimensions RM for gathering, tracking and managing application requirements throughout a project’s lifecycle. Prototype Composer, which allows customers to graphically define and model application software requirements, is fully integrated with Dimensions. Models, prototypes and requirements definitions created in Prototype Composer can be deployed to Dimensions RM.

•

Serena Business Mashups: Enterprise process management solution to map, track, and enforce any business process, such as IT requests. Our Serena Business Mashups product line (formerly known as TeamTrack) allows customers to build and deploy integrated business processes that extend to all participants in a project, including departmental users, customers, suppliers and business partners. This Web-based, secure and highly configurable process and issue management solution creates repeatable, enforceable, auditable and predictable processes, giving our customers control, insight and predictability in their management of the application lifecycle and their business processes. The Serena Business Mashups product line includes Mashup Composer for graphically designing applications that include human workflow processes, orchestrated connections to other enterprise systems, and interactive web forms. Process-based applications created in Mashup Composer are then “published” within Serena Business Mashups and, once deployed, are available to users from any Web browser or internet-connected device to obtain status updates, enter information and approve and route work to other participants. We offer Serena Business Mashups for both distributed systems and SaaS platforms.

•

PVCS®: PVCS Professional is an integrated suite of issue, version and build management tools for team-based environments. PVCS Professional includes TeamTrack, the predecessor product to Serena Business Mashups, PVCS Version Manager, a version control product, and Builder, an automated build product.

•

Mariner™: Portfolio, project, resource, demand and financial management for complete project and portfolio management. Mariner’s project management capabilities allow for a flexible approach for project initiation, planning and tracking. With Mariner’s portfolio management capabilities, IT can examine investment tradeoffs and track performance, and use Mariner’s resource management features to analyze resource capacity and assess the impact of project changes. With Mariner’s demand management tools, IT can capture all sources of demand, channeling requests through appropriate approvals. Financial management functions provide assessment of key financial indicators and management of lifecycle costs and benefits. We offer Mariner for both distributed systems and SaaS platforms.

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

•

StarTool® and Comparex®: Application testing, data comparison, implementation and problem analysis for mainframe systems. These solutions improve mainframe application availability through file and data management, data comparison, fault analysis, application performance management, input/output optimization and application test debugging.

The following are our principal products:

Product Name	Brief Description
Dimensions CM	Process-driven change management for heterogenous systems.

Dimensions RM	Tracks and manages requirements through the application development lifecycle.

ChangeMan ZMF	Application change management and development for mainframe systems.

PVCS Version Manager	Version control across all platforms and standard IDEs.

PVCS Professional	An integrated suite of issue, version and build management tools for team-based environments.

Serena Business Mashups	Create and deploy process-centric applications that may include orchestrated connections to other enterprise systems. Maps, tracks and enforces business processes. Formerly known as TeamTrack.

Mashup Composer	Visual modeling tool for creating workflows, orchestrating connections to other enterprise systems, and design user interfaces.

Mariner	Tracks and manages portfolio, project, resource, demand and financial management.

Prototype Composer	Graphically define and model customer application software requirements.

Comparex	Performs data comparison for mainframe application testing and software quality.

StarTool FDM	Facilitates complex mainframe file and data management tasks.

StarTool DA	Automates mainframe dump and abend analysis and speeds application problem solving activities.

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

We plan to introduce Agile-On-Demand during the first half of fiscal year 2010. Agile-On-Demand is an Agile application development solution that will be offered on a SaaS-basis only. Agile application development is a group of software development methodologies focused on iterative processes that require self-organizing cross-functional teams to define software requirements and develop solutions through frequent inspection and adaptation.

We plan to continue to develop tight integrations between the various products within our product portfolio, and with third-party vendor solutions, to ensure that our customers have the ability to track and manage change in a closed loop environment—ensuring that traceability and auditability for any change is maintained.

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

Research and Development

We plan to continue making substantial investments in research and development to maintain our leadership position in the software configuration management market. We believe that our success will continue to depend on our ability to enhance our current products and to develop new products and services that meet the needs of our customers and the market. Our commitment to research and development is reflected in our investments in this area, which were $35.8 million, $40.4 million and $33.9 million for fiscal years 2007, 2008 and 2009, respectively, representing 14%, 15% and 13% of our total revenue in those years.

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

We introduced two new SaaS solutions based on our existing Mariner and Serena Business Mashups products in fiscal year 2009, and plan to introduce a third SaaS solution, Agile ALM, in the first half of fiscal year 2010. We believe that SaaS may enable customers to realize many of the benefits offered by traditional enterprise software, such as a comprehensive set of features and functionality and the ability to customize and integrate with other applications, while at the same time reducing the risks and lowering the total cost of owning traditional enterprise software.

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

Competition. We currently face competition from a number of sources, including:

•	Customers’ internal IT departments;

•	Providers of products that compete directly with the Serena ChangeMan ZMF and Comparex products, such as Computer Associates, IBM and smaller privately-held companies;

•	Providers of application development programmer productivity and system management products, such as Compuware, IBM and smaller privately-held companies;

•

Providers of mainframe application availability products that compete directly with Serena Comparex and the Serena StarTool product family, such as Compuware, IBM, Computer Associates and smaller privately-held companies; and

Competition in the Software Configuration Management (SCM) Distributed Systems Market.    We face significant competition as we develop, market and sell our distributed systems products, including Serena Professional, Dimensions, Mariner, Serena Business Mashups and Version Manager products. Competitors in the distributed systems market include IBM, Computer Associates, Microsoft and other smaller companies. We also face competition from smaller companies that provide SaaS-based PPM and BPM solutions. An increasing portion of the market also uses open source or freeware tools to address their basic needs for issue/defect tracking and source code control.

Future Competition.    We may face competition in the future from established companies who have not previously entered the SCM market and from emerging software companies. Barriers to entry in the distributed systems software market are relatively low.

Intellectual Property

Our continued success depends upon proprietary technology. We rely primarily on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary rights. Such laws, procedures and contracts provide only limited protection. The duration of our trademark registrations vary from country to country. In the United States, we generally are able to maintain our trademark rights and renew trademark registrations for as long as the trademarks are in use. The duration of our patents issued in the United States is typically 17 years from the date of issuance of the patent or 20 years from the date of filing of the patent application. While we believe that our ability to maintain and protect our intellectual property rights is important to our success, we also believe that our business as a whole is not materially dependent on any particular patent, trademark, license or other intellectual property right of our company.

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

Employees

As of January 31, 2009, we had 735 full-time employees, 200 of whom were engaged in research and development, 235 in sales and marketing, 189 in consulting, education and customer and document support, and 111 in finance, administration and operations. Our future performance depends in significant part upon the continued service of our key technical, sales and senior management personnel. The loss of the services of one or more of our key employees could materially adversely affect our business, operating results and financial condition. Our future success also depends on our continuing ability to attract, train and retain highly qualified technical, sales and managerial personnel. Competition for such personnel is intense, and we may not be able to retain our key personnel in the future. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

ITEM 1A.	RISK FACTORS

Risks Related to Our Indebtedness

Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations under the senior subordinated notes.

As of January 31, 2009, our total indebtedness was $552.4 million. We are highly leveraged and our debt service costs are significant. We have fully drawn all of the available commitments under our senior secured credit agreement, and currently have no other committed source of credit available to us.

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

Our senior secured credit agreement contains specified financial ratios and other financial condition tests that we must satisfy in order to avoid an event of default under our debt agreements.

Under our senior secured credit agreement, we are required to satisfy and maintain specified financial ratios and other financial condition tests. Our ability to meet those financial ratios and tests is dependent upon our financial performance, which can be affected by events beyond our control. We have experienced declines in license revenue over the past three years, which have been offset in part by increases in maintenance revenue. If our license revenue continues to decline, and we are unable to grow our maintenance revenue or reduce our operating expenses, we may be unable to satisfy these ratios and tests. This would force us to seek a waiver or amendment with the lenders under our senior secured credit agreement, and no assurance can be given that we will be able to obtain any necessary waivers or amendments on satisfactory terms, if at all. The lenders would likely condition any waiver or amendment, if given, on additional consideration from us, such as a consent fee, a higher interest rate, principal repayment and/or more restrictive covenants and limitations on our business.

A breach of any of these covenants, if not waived by the lenders, would result in a default under our senior secured credit agreement. Upon the occurrence of an event of default under our senior secured credit agreement, all amounts outstanding under our senior secured credit agreement could be declared to be (or could automatically become) immediately due and payable and all commitments to extend further credit could be terminated. In addition, a default under our senior secured credit agreement would result in a default under the indenture governing our senior subordinated notes, and all amounts outstanding under these notes could be declared immediately due and payable. If we were unable to repay those amounts, the lenders under our senior secured credit agreement could proceed against the collateral granted to them to secure that indebtedness. We have pledged a significant portion of our assets as collateral under our senior secured credit agreement. If the repayment of borrowings under our senior secured credit agreement is accelerated, we cannot assure you that we will have sufficient assets to repay our indebtedness under our senior secured credit agreement, as well as our unsecured indebtedness, including the senior subordinated notes.

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

Risks Related to Our Business

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

•	our customers, distributors and resellers may choose to defer payments or fail to pay amounts owed to us, even though they may have no contractual right to do so;

•	the global financial uncertainty has and may continue to, increase the pricing pressure on our maintenance contract renewal business and could negatively affect our maintenance revenue in the future;

•

adverse economic conditions may promote consolidation in our customers’ industries as has occurred in the financial services industry in which many of our customers operate. Customer consolidation may lead to such adverse effects as reduced demand for our products and services by particular customers and within their industry more generally, greater pricing pressure and pressure to renegotiate existing contracts, replacement of our products in our installed base with competing products, and cancellations and reductions of previously planned customer purchases;

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

If management is unable to effectively forecast revenues and budget operating expenses, our business could be harmed.

Management personnel identify, track and forecast future revenue and trends in our business. Our sales personnel monitor the status of all qualified opportunities and proposals, such as the estimated date when a transaction will close and the potential dollar amount of such sale. We aggregate these estimates in order to generate a sales pipeline and then evaluate the pipeline at various times to look for trends in our business. While this pipeline analysis provides visibility to our potential customers and the associated revenue for budgeting and planning purposes, these pipeline estimates may not correlate to revenue in a particular quarter or ever. A slowdown in the economy, domestically and internationally, has caused in the past and may cause in the future customer purchasing decisions to be delayed, reduced in amount or cancelled, all of which have reduced and could reduce the rate of conversion of the pipeline into contracts. A variation in the pipeline or in the conversion of the pipeline into contracts could cause us to plan or budget improperly and thereby could adversely affect our business, operating results and financial condition. In addition, primarily due to a substantial portion of our software licenses revenue contracts closing in the latter part of a quarter, management may not be able to adjust our cost structure in response to a variation in the conversion of the pipeline into contracts in a timely manner, and thereby adversely affect our business, operating results and financial condition.

Our future revenue is substantially dependent upon our installed customers renewing maintenance agreements for our products and licensing or upgrading additional Serena products; our future professional service and maintenance revenue is dependent on future sales of our software products.

We depend on our installed customer base for future revenue from maintenance renewal fees and licenses or upgrades of additional products. If our customers do not purchase additional products, do not upgrade existing products or cancel or fail to renew their maintenance agreements, this could materially adversely affect our business, operating results and financial condition. The terms of our standard license arrangements provide for a one-time license fee and a prepayment of one year of software maintenance and support fees. The maintenance agreements are renewable annually at the option of the customer and there are no minimum payment obligations or obligations to license additional software. In addition, recent economic uncertainty has increased the pressure our customers are placing on our maintenance renewal business. Therefore, our current customers may not necessarily generate significant maintenance revenue in future periods. In addition, our customers may not necessarily purchase additional products, upgrades or professional services. Our professional service and maintenance revenue are also dependent upon the continued use of these services by our installed customer base. Any downturn in our software license sales would have a negative impact on the growth of our professional service revenue and maintenance revenue in future periods.

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

In October of 2008, we reorganized our sales and marketing organizations to simplify the structure of our sales organization and eliminate or reduce certain marketing and lead generation programs. These reorganizations resulted in the departure of a number of sales and marketing employees who had knowledge and experience with our products, customers and markets, and there may be additional departures of employees within these organizations in the future. The loss of key sales or marketing employees could result in disruptions to our business and materially adversely affect our license revenue, operating results and financial condition. If we are required to hire new sales and marketing employees in the future, a substantial amount of time and training is generally required before these personnel become productive. The hiring, training and integration of additional and replacement personnel is time consuming, is expected to increase our operating expenses and may cause disruptions to our business, which could materially adversely affect our revenue, operating results and financial condition. If we fail to manage our sales and marketing organizations effectively, these organizations may fail to perform as we anticipate, which could materially adversely affect our license revenue and weaken our competitive position.

Any delays in our normally lengthy sales cycles could result in significant fluctuations in our operating results.

Our sales cycle typically takes three to eighteen months to complete and varies from product to product. Any delay in the sales cycle of a large license or a number of smaller licenses could result in significant fluctuations in our operating results. The length of the sales cycle may vary depending on a number of factors over which we may have little or no control, including the size and complexity of a potential transaction and the level of competition that we encounter in our selling activities. We have experienced an overall lengthening of sales cycles in the current economic environment as customers have more rigorously scrutinized potential IT purchases. Additionally, the emerging market for our products and services contributes to the lengthy sales process in that during the sales cycle we often have to educate potential customers on the use and the benefits of our products. In certain circumstances, we license our software to customers on a trial basis to assist customers in their evaluation of our products. Our sales cycle can also be further extended for product sales made through third party distributors.

Our license revenue from products for distributed systems may fluctuate.

Our license revenue from our distributed systems products was 62% and 66% of total license revenue in fiscal years ended January 31, 2009 and 2008, respectively, license revenue from our distributed products may fluctuate materially and could in fact decline. If we fail to successfully develop, market, sell and support our distributed systems products, our business, operating results and financial condition could be materially adversely affected. Prior to fiscal year 2005, the majority of our products had been designed for the mainframe platform, and the majority of our software license, maintenance and professional services revenue had been attributable to licenses for these mainframe products. Additionally, our distributed system products may be adversely impacted by pricing pressures resulting from the current economic uncertainty and increased competition. Our competitors may have substantially greater experience providing distributed systems compatible software products than we do, and many also may have significantly greater financial and organizational resources.

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

We are subject to intense competition in our target markets and we expect to face increased competition in the future.

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

Competition in the Software Configuration Management (SCM) Distributed Systems Market.    We face significant competition as we develop, market and sell our distributed systems products, including Professional, Dimensions, Mariner, Serena Business Mashups and Version Manager products. Competitors in the distributed systems market include IBM, Computer Associates, Microsoft, and other smaller companies. A growing portion of the market is also using free open source tools to address their basic needs for issue/defect tracking and source code control, which is resulting in an increased source of competition for our distributed system products, particularly PVCS Professional.

Mainframe Competition.    We currently face competition from a number of sources, including:

•	customers’ internal IT departments;

•	providers of products that compete directly with ChangeMan ZMF and Comparex, such as Computer Associates, IBM and smaller privately-held companies;

•	providers of application development programmer productivity and system management products, such as Compuware, IBM and smaller privately-held companies; and

•

providers of mainframe application availability products that compete directly with Serena Comparex and the Serena StarTool product family, such as Compuware, IBM, Computer Associates and smaller privately-held companies.

Future Competition.    We may face competition in the future from established companies who have not previously entered the mainframe, distributed systems or SaaS market or from emerging software or SaaS companies. Increased competition may materially adversely affect our business, operating results and financial condition due to price reductions, reduced gross margins and reduction in market share. Established companies may not only develop their own mainframe, distributed systems or SaaS solutions, but they may also acquire or establish cooperative relationships with our competitors, including cooperative relationships between large, established companies and smaller privately-held companies. Because larger companies have significant financial and organizational resources available, they may be able to quickly penetrate the mainframe, distributed systems or SaaS market through acquisitions or strategic relationships and may be able to leverage the technology and expertise of smaller companies and develop successful SCM products for the mainframe. We expect that the software industry in general, and providers of SCM solutions in particular, will continue to consolidate. It is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

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

We may encounter problems conducting our international operations, and factors associated with international operations could adversely affect our business.

International Operations.    We have sales subsidiaries in the United Kingdom, Germany, Sweden, France, Belgium, Spain, the Netherlands, Australia and Singapore. We have limited experience in marketing, selling and supporting our products in many countries, and may not be able to successfully market, sell, deliver and support our products internationally.

Risks of International Operations.    International sales were 34% of our total revenue in each of the last three fiscal years ended January 31, 2009, 2008 and 2007. Our international revenue is attributable principally to our European operations. Our international operations are subject to a variety of risks associated with conducting business internationally that could materially adversely affect our business, operating results and financial condition, including the following:

•	difficulties in staffing and managing international operations;

•	problems in collecting accounts receivable;

•	longer payment cycles;

•	fluctuations in currency exchange rates;

•	inability to control or predict the levels of revenue produced by our international distributors;

•	seasonal reductions in business activity during the summer months in Europe and certain other parts of the world;

•	limitations on repatriation of earnings;

•	difficulties in enforcing the terms of our agreements with customers, distributors and resellers;

•	reduced protection of intellectual property rights in some countries;

•	political and economic instability;

•	recessionary environments in foreign economies; or

•	increases in tariffs, duties, price controls or other restrictions on foreign currencies or trade barriers imposed by foreign countries.

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

Our goodwill became impaired in fiscal year 2009, and if our goodwill or amortizable intangible assets again becomes impaired in the future, we may be required to record a significant charge to earnings.

Under generally accepted accounting principles, we review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable include a decline in future cash flows and slower growth rates in our industry. We have recorded a significant impairment charge to earnings for the quarter ended January 31, 2009, and may be required to record significant charges in any future period for which impairment of our goodwill or amortizable intangible assets is determined.

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

Our success will depend to a significant extent on the continued service of our senior executives and certain other key employees, including certain sales, consulting, technical and marketing personnel. If we lost the services of one or more of our executives or key employees, including if one or more of our executives or key employees decided to join a competitor or otherwise compete directly or indirectly with us, this could materially adversely affect our business. Other than Jeremy Burton, our Chief Executive Officer, and Robert Pender, our Chief Financial Officer, none of our executive officers is party to an employment agreement with us. In addition, we do not maintain key man life insurance on our employees and have no plans to do so.

We recently developed and marketed software to customers through on-demand services, which caries a number of risks that could harm our business.

We introduced two Software-as-a-Service (SaaS) solutions based on our existing Mariner and Serena Business Mashups products in the fiscal year ended January 31, 2009, and plan to introduce an Agile ALM SaaS solution in the first half of our fiscal year ending January 31, 2010. We have sold and expect to sell these offerings to customers based on subscription service arrangements rather than perpetual licensing arrangements. This change in our business model caries a number of risks to our business, including the following:

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

The market for SaaS is at an early stage of development, we have limited experience in developing, marketing and selling SaaS solutions and it is uncertain whether our SaaS solutions will achieve and sustain high levels of demand and market acceptance. The success of our SaaS solutions will depend to a substantial extent on the willingness of companies to increase their use of SaaS in general and for our Mariner, Serena Business Mashups and Agile ALM solutions in particular. The willingness of companies to increase their use of any on demand application services is in part dependent on the actual and perceived reliability of hosted solutions. In addition, many companies have invested substantial personnel and financial resources to integrate traditional enterprise software into their businesses and may be reluctant or unwilling to migrate to SaaS solutions. To date, revenue derived from our SaaS solutions has been immaterial, and it is difficult to predict whether the sale of these solutions will achieve our internal forecasts and management’s expectations. Other factors that may affect the market acceptance of our SaaS solutions include:

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

We host our SaaS solutions and serve our SaaS customers from a single third-party data center facility located in Virginia. The occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems could result in lengthy interruptions in our SaaS solutions. Our third-party data center facility provider has no obligation to renew its agreement with us on commercially reasonable terms, or at all. If we are unable to renew our agreement with the facility provider on commercially reasonable terms, we may experience costs or downtime in connection with the transfer to a new data center facility. If we were to transfer to a new data center facility, our customers could experience errors, defects, disruptions or other performance problems with our SaaS solutions. Any significant disruption or downtime in the delivery of our SaaS solutions could damage our reputation and relationships with our customers and materially adversely affect our business, operating results and financial condition.

If the security of our customers’ confidential information stored on our hosting systems or transmitted over the Internet by our SaaS solutions is breached or otherwise subjected to unauthorized access, our hosting service or SaaS solutions may be perceived as not being secure and our customers may curtail or stop using our hosting service and SaaS solutions.

Our hosting systems and SaaS solutions will store and transmit proprietary information and critical data belonging to our customers. Any accidental or willful security breaches or other unauthorized access could expose our customers and us to the risks of data corruption and loss. If security measures are breached because of third-party action, employee error, malfeasance or otherwise, or if design flaws in our SaaS solutions are exposed and exploited and, as a result, a third party obtains unauthorized access to any of our customers’ data, our relationships with our customers and our reputation could be damaged, our customers could discontinue using our SaaS solutions or pursue claims against us and our business, operating results and financial condition could be materially adversely affected.

The interests of our controlling stockholder may differ from the interests of the holders of our securities.

Silver Lake and its affiliates own, in the aggregate, approximately 68.1% of our outstanding common stock as of January 31, 2009 and beneficially own the only authorized share of our series A preferred stock. In addition, Silver Lake and its affiliates, by virtue of their ownership of our common stock and their voting rights under a stockholders agreement, control the vote, in connection with substantially all matters subject to stockholder approval, of approximately 99.4% of our outstanding common stock. As a result of this ownership and the terms of a stockholders agreement, Silver Lake is entitled to elect directors with majority voting power in our Board of Directors, to appoint new management and to approve actions requiring the approval of the holders of our outstanding voting shares as a single class, including adopting most amendments to our certificate of incorporation and approving mergers or sales of all or substantially all of our assets.

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

Our principal administrative, sales, marketing, consulting, education, customer support and research and development facilities are located at our headquarters in Redwood City, California and in Hillsboro, Oregon. We currently occupy an aggregate of approximately 35,000 square feet of office space in the Redwood City facility, 64,000 square feet of office space in the Hillsboro facility, 29,000 square feet of office space in the Bellevue facility, 20,000 square feet of office space in the St. Albans facility in the United Kingdom, 8,000 square feet of office space in the Paris facility in France, 8,000 square feet of office space in the Colorado Springs facility, and 7,000 square feet of office space in the Woodland Hills facility under leases with terms running through July 2012, May 2011, January 2012, July 2010, March 2011, April 2011 and May 2012, respectively, and 6,000 square feet of office space in the Ismaning facility in Germany under an ongoing month-to-month lease. Management believes its current facilities will be adequate to meet our needs for at least the next twelve months. We believe that suitable additional facilities will be available in the future as needed on commercially reasonable terms.

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

	Predecessor		Aggregate (1)	Successor
	Fiscal Year Ended January 31,
	2005	2006	2007	2008	2009
	(in thousands)
Consolidated Statement of Operations Data (1):
Revenue:
Software licenses	$85,350	$90,554	$86,520	$78,405	$64,578
Maintenance	98,558	136,009	134,605	155,465	161,626
Professional services	24,197	29,209	34,166	36,325	34,033

Total revenue	208,105	255,772	255,291	270,195	260,237

Cost of revenue:
Software licenses	3,149	3,211	2,735	1,861	1,935
Maintenance	11,441	13,225	13,662	15,551	15,626
Professional services	21,489	26,628	31,758	33,083	31,824
Amortization of acquired technology	14,051	16,921	37,853	35,217	35,370

Total cost of revenue	50,130	59,985	86,008	85,712	84,755

Gross profit	157,975	195,787	169,283	184,483	175,482

Operating expenses:
Sales and marketing	64,729	74,196	72,396	78,318	76,651
Research and development	31,219	34,678	35,803	40,384	33,900
General and administrative	18,711	18,868	18,684	20,129	15,847
Amortization of intangible assets	9,608	10,516	33,639	36,813	36,812
Acquired in-process research and development	10,400	—	4,100	—	—
Restructuring, acquisition and other charges	2,351	6,462	33,729	2,789	6,077
Goodwill impairment	—	—	—	—	326,677

Total operating expenses	137,018	144,720	198,351	178,433	495,964

Operating income (loss)	20,957	51,067	(29,068)	6,050	(320,482)
Interest income	3,868	6,203	3,996	1,928	1,498
Gain on early extinguishment of debt	—	—	—	—	8,707
Interest expense	(3,300)	(3,300)	(45,417)	(47,535)	(41,222)
Change in fair value of derivative instrument	—	—	(1,154)	(7,378)	2,639
Amortization and write-off of debt issuance costs	(1,466)	(1,340)	(3,563)	(1,111)	(2,070)

Income (loss) before income taxes	20,059	52,630	(75,206)	(48,046)	(350,930)
Income tax expense (benefit)	10,573	17,363	(27,994)	(20,936)	(11,424)

Net income (loss)	$9,486	$35,267	$(47,212)	$(27,110)	$(339,506)

Consolidated Balance Sheet Data As of January 31 (1):
Cash, cash equivalents and short-term investments	$150,108	$209,238	$68,467	$48,304	$115,044
Working capital (deficit)	90,877	154,360	(20,902)	(17,038)	36,279
Total assets	695,119	668,634	1,347,447	1,243,545	901,532
Convertible subordinated debentures	220,000	220,000	5	5	—
Term loan	—	—	375,000	320,000	320,000
Revolving term credit facility	—	—	—	—	65,000
Senior subordinated notes	—	—	200,000	200,000	167,383
Total other long-term liabilities	56,753	40,537	169,915	141,102	105,475
Total stockholders’ equity	297,616	301,199	486,620	463,510	123,660

(1)	For purposes of the fiscal year ended January 31, 2007 noted above, we have aggregated the Predecessor period from February 1, 2006 through March 9, 2006 and the Successor period from March 10, 2006 through January 31, 2007, without further adjustment. Upon the closing of the merger on March 10, 2006, the surviving corporation borrowed $400.0 million under a new senior secured credit facility, and issued $200.0 million in principal amount of 10 3/8% senior subordinated notes due 2016. The merger has been accounted for as an acquisition, using the purchase method of accounting, from the date of completion, March 10, 2006. This change has created many differences between reporting for Serena post-merger, as successor, and Serena pre-merger, as predecessor. The predecessor financial statements for periods ended on or before March 10, 2006, generally will not be comparable to the successor financial statements for periods after that date. Under purchase accounting, Serena’s tangible assets and liabilities and intangible assets were recorded at fair value resulting in a new carrying basis for those assets and liabilities. The merger has resulted in Serena having an entirely new capital structure, and there are significant differences between the predecessor’s and the successor’s equity.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On September 12, 2008, we acquired Projity Incorporated, a provider of open source and on demand project management solutions. The total estimated purchase price was $2.0 million and consisted of cash consideration of $1.8 million and acquisition costs of $0.2 million. The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations of Projity are included in our consolidated financial statements from September 12, 2008.

In connection with our merger with Spyglass Merger Corp., an affiliate of Silver Lake, in March 2006, we entered into a senior secured credit agreement, issued senior subordinated notes, and entered into other related transactions, which we refer to collectively as the acquisition transactions. After consummation of the acquisition transactions, we are highly leveraged. As of January 31, 2009 we had outstanding $552.4 million in aggregate indebtedness, including $65.0 million of borrowing under our revolving term credit facility. Our liquidity requirements are significant, primarily due to debt service requirements.

We derive our revenue from software licenses, maintenance and professional services. Our distributed systems products are licensed on a per user seat basis. Customers typically purchase mainframe products under million instructions per second, or MIPS-based, perpetual licenses. Mainframe software products and applications are generally priced based on hardware computing capacity – the higher the mainframe computer’s MIPS capacity, the higher the cost of the software license.

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

Our total revenue was $255.3 million, $270.2 million and $260.2 million in the fiscal years ended January 31, 2007, 2008 and 2009, respectively, representing an increase of 6% from fiscal year 2007 to 2008 and a decrease of 4% from fiscal year 2008 to 2009. The increase in total revenue in the fiscal year ended January 31, 2008, when compared to the same period a year ago, was primarily the result of increases in maintenance revenue from consistent renewal rates and growth in our installed software licenses base, and to a lesser extent, maintenance price increases and improvements in our consulting business, all partially offset by slower software purchasing activity. The decrease in total revenues in the fiscal year ended January 31, 2009, when compared to the same period a year ago, was primarily the result of slower software purchasing activity that accelerated in the second half of fiscal 2009 resulting from the world-wide general economic crisis, and to a lesser extent, declines in our consulting business, fueled in part by the slower software purchasing activity, all partially offset by increases in maintenance revenue from contract renewals and growth in our installed software licenses base.

In the fiscal years ended January 31, 2007, 2008 and 2009, 66%, 66% and 62%, respectively, of our total software license revenue came from our distributed systems products and 34%, 34% and 38%, respectively, came from our mainframe products.

Historically, our revenue has been generally attributable to sales in North America, Europe and to a lesser extent Asia Pacific. Revenue attributable to sales in North America accounted for approximately 66% of our total revenue in each of the last three fiscal years ended January 31, 2007, 2008 and 2009. Our international revenue is attributable principally to our European operations. International revenue accounted for approximately 34% of our total revenue in each of the last three fiscal years ended January 31, 2007, 2008 and 2009, respectively.

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

Our common stock is privately held and therefore there is no public market for our common stock. To assist management in determining the estimated fair value of our common stock, we engaged an external valuation specialist to perform valuations as of July 31 and January 31 of each fiscal year. In estimating the fair value of our common stock as of January 31, 2009, the external valuation firm employed a two-step approach that first estimated the fair value of our company as a whole, and then allocated the enterprise value to our common stock. These estimates were also used to assist management in measuring our expected stock price volatility over time.

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

If factors change and we employ different assumptions for estimating stock-based compensation expense in future periods or if we decide to use a different valuation model, the future periods may differ significantly from what we have recorded in the current period and could materially affect our operating results.

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

Stock-based compensation expense related to employee stock options and restricted stock awards recognized under SFAS 123R was $18.7 million and $7.3 million for the Predecessor period from February 1, 2006 through March 9, 2006 and the Successor period from March 10, 2006 through January 31, 2007, respectively, and $5.9 million for the Successor fiscal year ended January 31, 2008. In the fiscal year ended January 31, 2009, we recorded a stock-based compensation benefit totaling $1.6 million. The benefit was the result of our reversal in the fourth quarter of fiscal 2009 of all previously recorded stock-based compensation expense totaling $5.1 million associated with certain performance-based options with performance conditions deemed to be improbable of achievement.

See Notes 1(q) and 6 of notes to our consolidated financial statements for further information regarding the SFAS 123R disclosures.

Capitalized Software Costs.    For website development costs and the development costs related to our on-demand application services, we follow the guidance of Emerging Issues Task Force (“EITF”) Issue No. 00-2, Accounting for Web Site Development Costs (“EITF 00-2”), and EITF No. 00-3, Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware (“EITF 00-3”). EITF 00-2 sets forth the accounting for website development costs based on the website development activity. EITF 00-3 sets forth the accounting for software in a hosting arrangement. As such, we follow the guidance set forth in The American Institute of Certified Public Accountants (“AICPA”) Statement of Position 98-1 (“SOP 98-1”) “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” for costs incurred for computer software developed or obtained for internal use. SOP 98-1 requires companies to capitalize qualifying computer software costs, which are incurred during the application development stage. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. We began capitalizing software development costs with the commencement of our fiscal year ended January 31, 2009 and capitalized $5.8 million of costs in the current fiscal year. These capitalized costs are being amortized on a straight line basis over the expected useful life of the software from the date the application becomes available for its intended use, which is three years.

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

Other than for goodwill as described in more detail below, to date, there has been no significant impairment of long-lived assets.

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

We completed this test during the fourth quarters of fiscal year 2007 and fiscal year 2008 and did not record an impairment loss on goodwill in either of those fiscal years.

In the fourth quarter of fiscal 2009, we performed our annual goodwill impairment testing on our single reporting unit. We used the two part test required by SFAS 142. First, to identify potential impairment, we compared the fair value of the reporting unit to its carrying value, including goodwill. To assist management in determining the estimated fair value of our reporting unit, we engaged an external valuation specialist to perform a valuation as of January 31, 2009. In estimating the fair value of our reporting unit as of January 31, 2009, the external valuation firm employed a two-step approach that used a combination of both income and market based approaches in order to determine fair value. The income approach utilized projected future cash flows of the Company while the market approach was based on company comparables and similar transactions. This analysis resulted in a conclusion that goodwill was impaired, which required us to proceed with the second step of testing.

In the second step of testing, the amount of the goodwill impairment was determined by using an estimate of what the purchase consideration for the Company might be in a theoretical sale of the Company. We used income and market based approaches in this step, which again involved engaging an external valuation firm in a discounted cash flow analysis and a valuation analysis of intangible assets. These analyses also required management to make assumptions and estimates and review relevant industry and market data. As a result of the testing, we recorded a non-cash goodwill impairment charge in the amount of $326.7 million as of January 31, 2009.

Prior to the annual goodwill impairment testing as of January 31, 2009, we also considered whether to test goodwill in the third quarter of fiscal 2009 as a result of the general weakening of the worldwide economy, a continued slowdown in IT spending and a decline in our license revenue which accelerated in the third quarter of fiscal 2009. In the quarter ended October 31, 2008, we performed Step 1 of the goodwill impairment test required by SFAS No. 142 by comparing the fair value of the reporting unit, which is the Company, to our carrying value. Because the fair value exceeded the carrying value of the reporting unit, we were not required to proceed to Step 2 for the goodwill impairment calculation. We used a combination of the market approach based on comparable company revenue and EBITDA multiples and a discounted cash flow approach to calculate the fair value of the reporting unit.

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

Derivative Instruments.    We account for derivative instruments in accordance with the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Certain Hedging Activities” (“SFAS 133”), as amended by Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS 133” (“SFAS 138”) and Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”) and Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (“SFAS 157”). See Notes 1(r), 1(u) and 10 of notes to our consolidated financial statements for additional information regarding our adoption of SFAS 157 and our fair value measurements of our derivative instrument. In accordance with these standards, all derivative instruments are recorded on the balance sheet at their respective fair values, and upon our adoption of SFAS 157 in fiscal year 2009, our estimate of fair value incorporates counterparty credit risk, including that of the Company’s.

In the second fiscal quarter ended July 31, 2006, we entered into an interest rate swap transaction to effectively convert the variable interest rate on a portion of our $400.0 million senior secured term loan to a fixed rate. The swap, which expires on April 10, 2010, is recorded on the balance sheet at fair value in accordance with SFAS 133. The swap has not been designated as an accounting hedge and accordingly, changes in the fair value of the derivative are recognized in the consolidated statement of operations. The notional amount of the swap was $250.0 million initially and amortizes down over time to $126.0 million at the time the swap transaction expires on April 10, 2010. Under the terms of the swap, we will make interest payments based on a fixed rate equal to 5.38% and will receive interest payments based on the LIBOR setting rate, set in arrears.

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

Recent Accounting Pronouncements

Refer to Note 1(u) of notes to our consolidated financial statements for a full description of recent accounting pronouncements including the expected dates of adoption and potential effects on our financial position, results of operations and cash flows.

Historical Results of Operations

The following table sets forth our historical results of operations expressed as a percentage of total revenue and is not necessarily indicative of the results for any future period. Historical results include the post-acquisition results of Pacific Edge Software, Inc., or Pacific Edge, from October 20, 2006, and Projity Incorporated, or Projity, from September 12, 2008.

For purposes of the fiscal year ended January 31, 2007 discussed herein, we have aggregated the Predecessor period from February 1, 2006 through March 9, 2006 and the Successor period from March 10, 2006 through January 31, 2007, without further adjustment. The supplemental aggregate disclosures and discussions are not in accordance with, or an alternative for, generally accepted accounting principles, and are provided solely for the purpose of providing additional supplemental information when comparing the Predecessor period from February 1, 2006 through March 9, 2006 plus the Successor period from March 10, 2006 through January 31, 2007 to the Successor fiscal years ended January 31, 2008 and 2009.

The following table sets forth our results of operations expressed as a percentage of total revenue. These operating results for the periods presented are not necessarily indicative of the results to be expected for any future period.

	Predecessor	Successor
	Fiscal Year Ended January 31, 2007		Fiscal Year Ended January 31, 2008	Fiscal Year Ended January 31, 2009
	For the Period From February 1, 2006 to March 9, 2006	For the Period From March 10, 2006 to January 31, 2007
Revenue:
Software licenses	14%	36%	29%	25%
Maintenance	71%	51%	58%	62%
Professional services	15%	13%	13%	13%

Total revenue	100%	100%	100%	100%

Cost of revenue:
Software licenses	1%	1%	1%	1%
Maintenance	7%	5%	6%	6%
Professional services	16%	12%	12%	12%
Amortization of acquired technology	9%	16%	13%	14%

Total cost of revenue	33%	34%	32%	33%

Gross profit	67%	66%	68%	67%

Operating expenses:
Sales and marketing	33%	28%	29%	29%
Research and development	18%	13%	15%	13%
General and administrative	9%	7%	7%	6%
Amortization of intangible assets	5%	14%	14%	14%
Acquired in-process research and development	—	2%	—	—
Restructuring, acquisition and other charges	162%	1%	1%	2%
Goodwill impairment	—	—	—	126%

Total operating expenses	227%	65%	66%	190%

Operating (loss) income	(160)%	1%	2%	(123)%
Interest income	5%	1%	1%	1%
Gain on early extinguishment of debt	—	—	—	3%
Interest expense	(2)%	(19)%	(18)%	(15)%
Change in the fair value of derivative instrument	—	—	(3)%	1%
Amortization of debt issuance costs	(10)%	(1)%	—	(1)%

Loss before income taxes	(167)%	(18)%	(18)%	(134)%
Income tax benefit	(42)%	(8)%	(8)%	(4)%

Net loss	(125)%	(10)%	(10)%	(130)%

Comparison of Fiscal Years Ended January 31, 2007, 2008 and 2009

Revenue

Our total revenue was $255.3 million, $270.2 million and $260.2 million in fiscal year 2007, 2008 and 2009, respectively, representing an increase of 6% from fiscal year 2007 to 2008 and a decrease of 4% from fiscal year 2008 to 2009.

The following table summarizes software licenses, maintenance and professional services revenues for the periods indicated:

	Aggregate (1)	Successor		Fiscal Year 2008 vs. 2007 Increase (Decrease)		Fiscal Year 2009 vs. 2008 Increase (Decrease)
	Fiscal Years Ended January 31,
	2007	2008	2009	In Dollars	In %	In Dollars	In %
	(dollars in thousands)
Revenue:
Software licenses	$86,520	$78,405	$64,578	$(8,115)	(9)%	$(13,827)	(18)%
Maintenance	134,605	155,465	161,626	20,860	15%	6,161	4%
Professional services	34,166	36,325	34,033	2,159	6%	(2,292)	(6)%

Total revenue	$255,291	$270,195	$260,237	$14,904	6%	$(9,958)	(4)%

(1)	For purposes of the fiscal year ended January 31, 2007 discussed herein, we have aggregated the Predecessor period from February 1, 2006 through March 9, 2006 and the Successor period from March 10, 2006 through January 31, 2007, without further adjustment.

Software Licenses.    Software licenses revenue was $86.5 million, $78.4 million and $64.6 million in fiscal year 2007, 2008 and 2009, respectively, representing 34%, 29% and 25% of total revenue, respectively. Software licenses revenue decreased $8.1 million, or 9%, from fiscal year 2007 to 2008 and $13.8 million, or 18%, from fiscal year 2008 to 2009. The decrease in fiscal year 2008, when compared to fiscal year 2007, in both absolute dollars and as a percentage of total revenue was primarily the result of slower IT purchasing activity across most of our distributed systems and mainframe product families, offset in part by increases in ChangeMan ZMF licenses and sales of our Mariner product from the Pacific Edge acquisition late in fiscal year 2007. The decrease in fiscal year 2009, when compared to fiscal year 2008, in both absolute dollars and as a percentage of total revenue was primarily due to the general weakening of the worldwide economy that accelerated in the second half of fiscal 2009 and which resulted in a decline in software license revenue across the product line. In particular, our core SCM products continue to make up a significant portion of our total software license revenue. Combined, our core SCM products accounted for $70.8 million, $71.3 million and $56.3 million in fiscal year 2007, 2008 and 2009, representing 82%, 91% and 87% of total software license revenue, respectively. Distributed systems products accounted for $40.1 million, or 62%, of total software licenses revenue in fiscal year 2009 as compared to $51.8 million, or 66%, and $57.0 million, or 66%, in fiscal year 2008 and 2007, respectively. We expect that our Dimensions, Professional and Serena Business Mashups family of products will continue to account for a substantial portion of software license revenue in the future. We expect software license revenue for the fiscal quarter ending April 30, 2009 to decline sequentially when compared to the fiscal quarter ending January 31, 2009 due to seasonally stronger sales in our fiscal quarter ending January 31 and the expected continuation of adverse worldwide economic conditions and reduced IT spending.

Maintenance.    Maintenance revenue was $134.6 million, $155.5 million and $161.6 million in fiscal year 2007, 2008 and 2009, respectively, representing 53%, 58% and 62% of total revenue, respectively. Maintenance revenue increased $20.9 million, or 15%, from fiscal year 2007 to 2008 and $6.1 million, or 4%, from fiscal year 2008 to 2009. In general, dollar increases in maintenance revenue reflect consistent renewal rates and growth in installed software licenses base, as new licenses generally include one year of maintenance, renewals of maintenance agreements by existing customers and, to a lesser extent, maintenance price increases, all partially offset by certain cancellations in mainframe tool maintenance contracts. The increases in fiscal year 2008, when compared to fiscal year 2007, and in fiscal year 2009, when compared to fiscal year 2008, were primarily due to the growth in installed software license base, as new licenses generally include one year of maintenance, maintenance price increases, and the reduced effect each fiscal year of the deferred maintenance revenue write-down to fair value recorded in connection with purchase accounting for the merger (totaling $0.8 million and $2.2 million in fiscal year 2009 and fiscal year 2008, respectively, as compared to a write-down of $12.5 million in fiscal year 2007), all partially offset by some maintenance cancellations. We expect maintenance revenue to remain generally flat in the near term as maintenance contracts continue to renew at consistent rates and we continue to sell software licenses, offset by pricing pressure caused by the current economic conditions.

Professional Services.    Professional services revenue was $34.2 million, $36.3 million and $34.0 million in fiscal year 2007, 2008 and 2009, respectively, representing 13% of total revenue in each of the three fiscal years. Professional services revenue increased $2.2 million, or 6%, from fiscal year 2007 to 2008 and decreased $2.3 million, or 6%, from fiscal year 2008 to fiscal year 2009. The increase in fiscal year 2008, when compared to fiscal year 2007, was primarily attributable to consulting opportunities resulting from our installed customer base and our expanded consulting service capabilities, all partially offset by price pressures on consulting rates, and the deferral of existing consulting projects. The decrease in fiscal year 2009, when compared to fiscal year 2008, was primarily due to a decline in the number of smaller consulting engagements primarily as a result of lower software license revenue and the general weakening of the worldwide economy that accelerated in the second half of fiscal 2009. We expect professional services revenue to remain generally flat in absolute dollars in the near term as a result of the expected continuation of adverse worldwide economic conditions and reduced IT spending.

Cost of Revenue

Cost of revenue, consisting of cost of software licenses, cost of maintenance, cost of professional services and amortization of acquired technology was $86.0 million, $85.7 million and $84.8 million in fiscal year 2007, 2008 and 2009, representing 34%, 32% and 33% of total revenue, respectively. Cost of revenue decreased $0.3 million, or 0%, from fiscal year 2007 to 2008 and $0.9 million, or 1%, from fiscal year 2008 to 2009. Cost of revenue decreased slightly from fiscal year 2007 to fiscal year 2008 primarily due to a decrease in amortization of acquired technologies, and to a lesser extent, decreases in costs associated with integrating third party technologies into our distributed systems products and a decrease in stock-based compensation costs, all partially offset by increases in costs associated with supporting our customer support and professional services organizations. Cost of revenue decreased slightly from fiscal year 2008 to fiscal year 2009 primarily due to a decrease in cost of professional services resulting from a decline in the number of smaller professional services engagements and, to a lesser extent, a decrease in stock-based compensation costs, all partially offset by an increase in amortization of acquired technologies and increases in costs associated with integrating third party technologies into our distributed systems products and supporting our customer support organization.

The following table summarizes cost of revenue for the periods indicated:

	Aggregate (1)	Successor		Fiscal Year 2008 vs. 2007 Increase (Decrease)		Fiscal Year 2009 vs. 2008 Increase (Decrease)
	Fiscal Years Ended January 31,
	2007	2008	2009	In Dollars	In %	In Dollars	In %
	(dollars in thousands)
Cost of revenue:
Software licenses	$2,735	$1,861	$1,935	$(874)	(32)%	$74	4%
Maintenance	13,662	15,551	15,626	1,889	14%	75	—%
Professional services	31,758	33,083	31,824	1,325	4%	(1,259)	(4)%
Amortization of acquired technology	37,853	35,217	35,370	(2,636)	(7)%	153	—%

Total cost of revenue	$86,008	$85,712	$84,755	$(296)	—%	$(957)	(1)%

Percentage of total revenue	34%	32%	33%

(1)	For purposes of the fiscal year ended January 31, 2007 discussed herein, we have aggregated the Predecessor period from February 1, 2006 through March 9, 2006 and the Successor period from March 10, 2006 through January 31, 2007, without further adjustment.

Software Licenses.    Cost of software licenses consists principally of fees associated with integrating third party technology into our PVCS and Dimensions distributed systems products and, to a lesser extent, salaries, bonuses and other costs associated with our product release organization. Cost of software licenses was $2.7 million, $1.9 million and $1.9 million in fiscal year 2007, 2008 and 2009, representing 3%, 2% and 3% of total software licenses revenue, respectively. Cost of software licenses decreased $0.9 million, or 32%, from fiscal year 2007 to 2008 and increased $0.1 million, or 4%, from fiscal year 2008 to fiscal year 2009. The decrease in fiscal year 2008, when compared to fiscal year 2007, was primarily due to decreased sales of our distributed systems licenses containing fees associated with integrating third party technology. The slight increase in fiscal year 2009, when compared to fiscal year 2008, was primarily due to certain OEM agreement adjustments reflected in the prior fiscal year, partially offset by a current year decrease in absolute dollars due to decreased sales of our distributed systems products with associated fees for integrated third party technology.

Maintenance.    Cost of maintenance consists primarily of salaries, bonuses and other costs associated with our customer support organizations. Cost of maintenance was $13.7 million, $15.6 million and $15.6 million in fiscal year 2007, 2008 and 2009, respectively, representing 10% of total maintenance revenue in each of the three fiscal years. Cost of maintenance increased $1.9 million, or 14%, from fiscal year 2007 to 2008 and $0.1 million, or 0%, from fiscal year 2008 to 2009. The absolute dollar increase in fiscal year 2007, when compared to fiscal year 2006, was primarily attributable to an increase in stock-based compensation costs as a result of adopting SFAS 123R at the beginning of fiscal year 2007 and increases associated with our customer support organization, as a result of growth in both our maintenance revenue and installed customer base with acquisitions. The absolute dollar increases in fiscal year 2008, when compared to fiscal year 2007, and in fiscal year 2009, when compared to fiscal year 2008, were primarily attributable to increases associated with our customer support organization, as a result of growth in both our maintenance revenue and installed customer base, all partially offset by decreases in stock-based compensation costs.

Professional Services.    Cost of professional services consists of salaries, bonuses and other costs associated with supporting our professional services organization. Cost of professional services was $31.8 million, $33.1 million and $31.8 million in fiscal year 2007, 2008 and 2009, respectively, representing 93%, 91% and 93% of total professional services revenue, respectively. Cost of professional services increased $1.3 million, or 4%, from fiscal year 2007 to 2008 and decreased $1.3 million, or 4%, from fiscal year 2008 to 2009. The absolute dollar increase in fiscal year 2008, when compared to fiscal year 2007, was due principally to an increase in salaries, benefits and other employee related expenses associated with our professional services organization to support higher professional services revenue offset in part by a decrease in stock-based compensation. The absolute dollar decrease in fiscal year 2009, when compared to fiscal year 2008, was due principally to a decline in the number of smaller professional services engagements, and to a lesser extent, a decrease in stock-based compensation.

Amortization of Acquired Technology in the Predecessor Company Through March 9, 2006.    In connection with various prior acquisitions, we recorded $93.8 million in acquired technologies, offset by amortization totaling $50.4 million as of March 9, 2006. Amortization of acquired technology was $1.8 million in the Predecessor period February 1, 2006 through March 9, 2006.

Amortization of Acquired Technology in the Successor Company for Periods After March 9, 2006.    In connection with our merger in March 2006, and to a lesser extent, three small technology acquisitions in March 2006, October 2006 and September 2008, we recorded $181.9 million in acquired technology, offset by amortization totaling $106.7 million as of January 31, 2009. Amortization of acquired technology was $36.1 million, $35.2 million and $35.4 million in the Successor period March 10, 2006 through January 31, 2007, fiscal year 2008 and fiscal year 2009, respectively. Assuming there are no impairments and no acquisitions, we expect to record $9.0 million in amortization expense each quarter over the next two fiscal years.

Operating Expenses

The following table summarizes operating expenses for the periods indicated:

	Aggregate (1)	Successor		Fiscal Year 2008 vs. 2007 Increase (Decrease)		Fiscal Year 2009 vs. 2007 Increase (Decrease)
	Fiscal Years Ended January 31,
	2007	2008	2009	In Dollars	In %	In Dollars	In %
	(dollars in thousands)
Operating expenses:
Sales & marketing	$72,396	$78,318	$76,651	$5,922	8%	$(1,667)	(2)%
Research & development	35,803	40,384	33,900	4,581	13%	(6,484)	(16)%
General & administrative	18,684	20,129	15,847	1,445	8%	(4,282)	(21)%
Amortization of intangible assets	33,639	36,813	36,812	3,174	9%	(1)	—
Acquired in-process research & development	4,100	—	—	(4,100)	(100)%	—	—
Restructuring, acquisition and other charges	33,729	2,789	6,077	(30,940)	(92)%	3,288	118%
Goodwill impairment	—	—	326,677	—	—	326,677	—

Total operating expenses	$198,351	$178,433	$495,964	$(19,918)	(10)%	$317,531	178%

Percentage of total revenue	78%	66%	190%

(1)	For purposes of the fiscal year ended January 31, 2007 discussed herein, we have aggregated the Predecessor period from February 1, 2006 through March 9, 2006 and the Successor period from March 10, 2006 through January 31, 2007, without further adjustment.

Sales and Marketing.    Sales and marketing expenses consist primarily of salaries, commissions and bonuses, payroll taxes and employee benefits as well as travel, entertainment and marketing expenses. Sales and marketing expenses were $72.4 million, $78.3 million and $76.7 million in fiscal year 2007, 2008 and 2009, respectively, representing 28%, 29% and 29% of total revenue, respectively. Sales and marketing expenses increased $5.9 million, or 8%, from fiscal year 2007 to 2008 and decreased $1.6 million, or 2%, from fiscal year

2008 to 2009. In both absolute dollars and as a percentage of total revenue, the increase in fiscal year 2008, when compared to fiscal year 2007, was primarily the result of the expansion of our direct sales and marketing organizations to support license revenue growth and marketing activities related to future products and services, all partially offset by a decrease in stock-based compensation costs. In absolute dollars, the decrease in fiscal year 2009, when compared to fiscal year 2008, was the result of lower direct costs, such as travel expenses and sales commissions, associated with lower software licenses revenue, and decreases in stock-based compensation expenses. In absolute dollar terms, we expect sales and marketing expenses to remain generally flat over the near term.

Research and Development.    Research and development expenses consist primarily of salaries, bonuses, payroll taxes and employee benefits and costs attributable to research and development activities. Research and development expenses were $35.8 million, $40.4 million and $33.9 million in fiscal year 2007, 2008 and 2009, respectively, representing 14%, 15% and 13% of total revenue, respectively. Research and development expenses increased $4.6 million, or 13%, from fiscal year 2007 to 2008 and decreased $6.5 million, or 16%, from fiscal year 2008 to 2009. In both absolute dollars and as a percentage of total revenue, the increase in fiscal year 2008, when compared to fiscal year 2007, was primarily attributable to increased costs generally associated with the expansion of our research and development efforts to enhance existing products and develop our distributed systems products and SaaS solutions based on our Mariner and Serena Business Mashups products, all partially offset by a decrease in stock-based compensation costs. In both absolute dollars and as a percentage of total revenue, the decrease in fiscal year 2009, when compared to fiscal year 2008, was primarily attributable to redeploying development resources to our on-demand application service projects where $5.8 million of costs in the current fiscal year ended January 31, 2009 were capitalized in accordance with generally accepted accounting principles and, to a lesser extent, decreases in stock-based compensation expenses. In absolute dollar terms, we expect research and development expenses to remain generally flat or slightly decrease in the near term as we move some of our research and development activities to lower cost offshore locations.

General and Administrative.    General and administrative expenses consist primarily of salaries, bonuses, payroll taxes and benefits and certain non-allocable administrative costs, including legal and accounting fees and bad debts. General and administrative expenses were $18.7 million, $20.1 million and $15.8 million in fiscal year 2007, 2008 and 2009, respectively, representing 7%, 7% and 6% of total revenue, respectively. General and administrative expenses increased $1.4 million, or 8%, from fiscal year 2007 to 2008 and decreased $4.3 million, or 21%, from fiscal year 2008 to 2009. In absolute dollars, the increase in general and administrative expenses in fiscal year 2008, when compared to fiscal year 2007, was primarily due to general growth in our general and administrative infrastructure to support the expansion of our sales and marketing organizations and research and development efforts, all partially offset by a decrease in stock-based compensation expense. In absolute dollars, the decrease in general and administrative expenses in fiscal year 2009, when compared to fiscal year 2008, was primarily attributable to decreases in stock-based compensation expenses, partially offset by general growth in our general and administrative infrastructure to support the expansion of our sales and marketing organizations and research and development efforts. We expect general and administrative expenses to remain generally flat in absolute dollar terms in the near term.

Amortization of Intangible Assets in the Predecessor Company Through March 9, 2006.    In connection with various prior acquisitions, we recorded $65.3 million in identifiable intangible assets, offset by amortization totaling $24.9 million as of March 9, 2006. Amortization of intangible assets was $1.1 million in the Predecessor period February 1, 2006 through March 9, 2006.

Amortization of Intangible Assets in the Successor Company for Periods After March 9, 2006.    In connection with our merger in March 2006, and to a lesser extent, a small technology acquisition in October 2006, we recorded $293.2 million in identifiable intangible assets, offset by amortization totaling $106.2 million as of January 31, 2009. Assuming there are no acquisitions or impairments, we expect to record $9.2 million per quarter in amortization expense over the next two fiscal years.

Acquired In-Process Research and Development.    In connection with the merger, we recognized a charge in the first quarter of fiscal year 2007 of $4.1 million for acquired in-process research and development. See Note 5 of notes to our consolidated financial statements for additional information related to the acquired in-process research and development charge.

Restructuring, Acquisition and Other Charges.    In connection with our merger in March 2006 and our restructuring plan that was implemented in the fiscal quarter ended October 31, 2008, we have incurred and expect to incur transaction, restructuring, acquisition and other charges related to the merger and the restructuring plan that are not part of ongoing operations. Such charges include certain employee payroll, severance and other employee related costs associated with transitional activities that are not part of ongoing operations, and travel and other direct costs associated with the merger. We incurred $33.7 million, $2.8 million and $6.1 million of these charges in fiscal year 2007, 2008 and 2009, respectively. See note 4(b) of notes to our consolidated financial statements for additional information related to the restructuring, acquisition and other charges.

Goodwill Impairment.    In the fourth quarter of fiscal 2009, we performed our annual goodwill impairment testing on our single reporting unit as described in further detail in Note 3(a) of notes to our consolidated financial statements. As a result of the testing, we recorded a non-cash goodwill impairment charge of $326.7 million in fiscal year 2009. We had also completed this test during the fourth quarters of fiscal year 2007 and fiscal year 2008, and the third quarter of fiscal 2009 and did not record an impairment loss on goodwill in any of those periods.

We also tested our other intangible assets for impairment in the fourth quarter of fiscal 2009. We determined that no impairment existed. Intangible assets are amortized on a straight line basis which approximates their estimated useful lives and assessed for impairment under SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 requires recognition of impairment of long-lived assets if the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets. If the carrying value of a long-lived asset is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset for assets to be held or used, or the amount by which the carrying value exceeds the fair market value less cost to dispose for assets to be disposed. Fair market value is determined using the anticipated cash flows discounted at a rate commensurate with the risk involved.

Other Income (Expense)

The following table summarizes total other income (expense) for the periods indicated:

	Aggregate (1)	Successor		Fiscal Year 2008 vs. 2007 Increase (Decrease)		Fiscal Year 2009 vs. 2008 Increase (Decrease)
	Fiscal Years Ended January 31,
	2007	2008	2009	In Dollars	In %	In Dollars	In %
	(dollars in thousands)
Other income (expense):
Interest income	$3,996	$1,928	$1,498	$(2,068)	(52)%	$(430)	(22)%
Gain on early extinguishment of debt	—	—	8,707	—	—	8,707	—
Interest expense	(45,417)	(47,535)	(41,222)	(2,118)	5%	6,313	(13)%
Change in fair value of derivative instrument	(1,154)	(7,378)	2,639	(6,224)	539%	10,017	(136)%
Amortization and write-off of debt issuance cost	(3,563)	(1,111)	(2,070)	2,452	(69)%	(959)	86%

Total other income (expense)	$(46,138)	$(54,096)	$(30,448)	$(7,958)	17%	$23,648	(44)%

Percentage of total revenue	(18)%	(20)%	(12)%

(1)	For purposes of the fiscal year ended January 31, 2007 discussed herein, we have aggregated the Predecessor period from February 1, 2006 through March 9, 2006 and the Successor period from March 10, 2006 through January 31, 2007, without further adjustment.

Interest Income.    Interest income was $4.0 million, $1.9 million and $1.5 million in fiscal year 2007, 2008 and 2009, respectively, representing a decrease of $2.1 million, or 52%, in fiscal year 2008, when compared to fiscal year 2007, and a decrease of $0.4 million, or 22%, in fiscal year 2009, when compared to fiscal year 2008. The decrease in fiscal year 2008, when compared to fiscal year 2007, was principally due to decreases in balances on interest-bearing accounts, such as cash and cash equivalents, resulting from servicing and paying down principal on our debt, all partially offset by increases in cash balances resulting from the accumulation of earnings. The decrease in fiscal year 2009, when compared to fiscal year 2008, was principally due to lower yields on interest-bearing accounts and decreases in cash balances resulting from paying down debt, partially offset by increases in cash balances resulting from the accumulation of free cash flows from operations and $65.0 million in borrowings under the revolving term credit facility obtained late in the fiscal quarter ended October 31, 2008.

Gain On Early Extinguishment of Debt.    In the fiscal year ended January 31, 2009, we recorded a gain on the early extinguishment of debt totaling $8.7 million following authorization of our Board of Directors to repurchase our senior subordinated notes. See Note 9 of notes to our consolidated financial statements for additional information related to our debt.

Interest Expense.    We recorded interest expense totaling $0.4 million in the Predecessor period from February 1, 2006 through March 9, 2006 in connection with our offering of our convertible subordinated notes in the fourth fiscal quarter of 2004, in which we raised $213.3 million in cash, net of costs. We recorded interest expense totaling $45.1 million and $47.5 million in the Successor period from March 10, 2006 through January 31, 2007 and fiscal year 2008, respectively, in connection with the merger in the first fiscal quarter of 2007 and our borrowings of $400.0 million in a senior secured term credit facility and an additional $200.0 million in senior subordinated notes, all partially offset by principal payments on the senior secured term credit facility of $25.0 million and $55.0 million, respectively. We recorded interest expense totaling $41.2 million in fiscal year 2009 in connection with the borrowings from the merger and an additional $65.0 million in borrowings under the revolving credit facility obtained late in the fiscal quarter ended October 31, 2008. See Note 9 of notes to our consolidated financial statements for additional information related to our debt.

Change in Fair Value of Derivative Instrument.    We use an interest rate swap as part of our interest rate risk management strategy. In the second fiscal quarter ended July 31, 2006, we entered into an interest rate swap transaction to effectively convert the variable interest rate on a portion of the $400.0 million senior secured term loan to a fixed rate. The swap, which expires on April 10, 2010, is recorded on the balance sheet at fair value in accordance with SFAS 133 and measured in accordance with SFAS 157 in fiscal 2009. The swap has not been designated as an accounting hedge, and accordingly, changes in the fair value of the derivative are recognized in the statement of operations. The notional amount of the swap was $250.0 million initially and amortizes down over time to $126.0 million at the time the swap transaction expires on April 10, 2010. Under the terms of the swap, we will make interest payments based on a fixed rate equal to 5.38% and will receive interest payments based on the LIBOR setting rate, set in arrears. In fiscal year 2007 and 2008 we recorded $1.2 million and $7.4 million, respectively, in expense related to the changes in the fair value of the derivative. In fiscal year 2009 we recorded $2.6 million in income related to the changes in the fair value of the derivative.

Amortization and Write-Off of Debt Issuance Costs.    We recorded amortization of debt issuance costs totaling $0.1 million in the Predecessor period from February 1, 2006 through March 9, 2006 in connection with our offering of our convertible subordinated notes in the fourth fiscal quarter of 2004, in which we capitalized $6.7 million in debt issuance costs. We recorded amortization of debt issuance costs totaling $1.8 million, $1.6 million, $1.1 million and $2.1 million in the Predecessor period from February 1, 2006 through March 9, 2006, the period from March 10, 2006 through January 31, 2007, the Successor fiscal year 2008, and fiscal year 2009 respectively, in connection with the merger in the first fiscal quarter of 2007 and our borrowings of $400.0 million in a senior secured term credit facility and an additional $200.0 million in senior subordinated notes. In fiscal year 2009, in connection with the repurchases of our senior subordinated notes, we recorded a write-off of debt issuance costs totaling $0.7 million on the early extinguishment of debt. The write-off was recorded in fiscal year 2009 as an addition to amortization of debt issuance costs. See Note 9 of notes to our consolidated financial statements for additional information related to our debt.

Income Tax Benefit

The following table summarizes total income tax benefit for the periods indicated:

	Aggregate (1)	Successor		Fiscal Year 2008 vs. 2007 Increase (Decrease)		Fiscal Year 2009 vs. 2008 Increase (Decrease)
	Fiscal Years Ended January 31,
	2007	2008	2009	In Dollars	In %	In Dollars	In %
	(dollars in thousands)
Income tax benefit:
Total income tax benefit	$(27,994)	$(20,936)	$(11,424)	$7,058	(25)%	$9,512	(45)%

Percentage of total revenue	(11)%	(8)%	(4)%

(1)	For purposes of the fiscal year ended January 31, 2007 discussed herein, we have aggregated the Predecessor period from February 1, 2006 through March 9, 2006 and the Successor period from March 10, 2006 through January 31, 2007, without further adjustment.

Income Taxes.    Income tax benefits of $28.0 million, $20.9 million and $11.4 million were recorded in fiscal year 2007, 2008 and 2009, respectively, representing effective income tax benefit rates of 37%, 43% and 3%, respectively. The effective income tax benefit rate increased to 43% in fiscal year 2008 from 37% in fiscal year 2007 primarily as a result of lower tax rates in non-U.S. jurisdictions, the release of a reserve for uncertain tax positions and higher than expected benefits from U.S. research and experimentation tax credits. The effective income tax benefit rate decreased to 3% in fiscal year 2009 from 43% in fiscal year 2008 primarily as a result of the goodwill impairment charge in fiscal 2009.

Liquidity and Capital Resources

Cash and, Cash Equivalents.    Since our inception, we have financed our operations and met our capital expenditure requirements through cash flows from operations. As of January 31, 2009, we had $115.0 million in cash and cash equivalents.

Net Cash Provided by Operating Activities.    Cash flows provided by operating activities were $55.0 million, $40.8 million and $36.5 million in fiscal year 2007, 2008 and 2009, respectively. In fiscal year 2007, our cash flows provided by operating activities exceeded net loss principally due to the inclusion of non-cash expenses in net loss and cash collections in advance of revenue recognition for maintenance contracts, all partially offset by interest payments on the term credit facility and senior subordinated notes totaling $35.2 million, acquisition, restructure and other charges paid related to acquisitions, the inclusion of a non-cash deferred tax benefit in net loss, a decrease in accounts receivable and increases in income taxes payable and accrued expenses. In fiscal year 2008, our cash flows provided by operating activities exceeded the net loss principally due to the inclusion of non-cash expenses in net loss, cash collections in advance of revenue recognition for maintenance contracts and a decrease in trade accounts receivable, all partially offset by interest payments on the term credit facility and senior subordinated notes totaling $47.0 million, decreases in accrued expenses and income taxes payable, and acquisition, restructure and other charges paid related to acquisitions. In fiscal year 2009, our cash flows provided by operating activities exceeded net loss principally due to the inclusion of non-cash expenses in net loss, a decrease in trade accounts receivable and an increase in income taxes payable, all partially offset by interest payments on the term credit facility and senior subordinated notes totaling $42.2 million, the inclusion of a non-cash deferred tax benefit in net loss and cash collections in advance of revenue recognition for maintenance contracts. Non-cash expenses and income included in net loss consisted of acquired in-process research and development in fiscal year 2007 only, interest expense on the fair market value adjustment on the interest rate swap, amortization of intangible assets, amortization of deferred stock-based compensation, net deferred income taxes and depreciation expense for all periods, and gain on early extinguishment of debt in fiscal year 2009 only.

Net Cash Provided by (Used in) Investing Activities.    Net cash used in investing activities was $766.1 million, $4.1 million and $11.7 million in fiscal year 2007, 2008 and 2009, respectively. In fiscal year 2007, cash used in investing activities related principally to cash paid in the merger totaling $836.4 million, direct transaction costs paid in the merger totaling $10.6 million, acquisition related costs paid in connection with the acquisitions of Pacific Edge Software, Inc., Data Scientific Corp., Merant plc., and Apptero Inc., totaling $15.8 million, $3.0 million, $0.7 million and $0.9 million, respectively, and the purchase of computer equipment and office furniture and equipment totaling $3.7 million, all partially offset by net sales of short and long-term investments totaling $101.7 million and sales of restricted investments totaling $3.3 million. In fiscal year 2008, cash used in investing activities related principally to the purchase of computer equipment and office furniture and equipment totaling $3.7 million and acquisition related costs paid in connection with the acquisition of Data Scientific Corp., totaling $0.4 million. In fiscal year 2009, cash used in investing activities related principally to capitalized software totaling $5.8 million, the purchase of computer equipment and office furniture and equipment totaling $3.9 million and acquisition related costs paid totaling $1.9 million primarily related to Projity.

Net Cash Provided by (Used In) Financing Activities.    Net cash provided by (used in) financing activities was $658.4 million, $(56.3) million and $39.6 million in fiscal year 2007, 2008 and 2009, respectively. In fiscal year 2007, net cash provided by financing activities related to our incurring debt in order to finance the merger in the form of a senior secured term loan and senior subordinated notes totaling $400.0 million and $200.0 million, respectively, equity contributions from Silver Lake investors and management totaling $335.8 million, and to a lesser extent, the exercise of stock options under our employee stock option plan totaling $1.1 million, all partially offset by the payment of convertible subordinated notes including the conversion premium totaling $237.9 million, the payment of principal on the senior secured term loan totaling $25.0 million and debt issuance costs paid totaling $15.6 million. In fiscal year 2008, net cash used in financing activities principally related to the payment of principal on the senior secured term loan totaling $55.0 million, and to a lesser extent, the repurchase of option rights under our employee stock option plan totaling $1.1 million and the repurchase of common stock under stock repurchase plans totaling $0.2 million. In fiscal year 2009, net cash provided by financing activities principally related to borrowings under our revolving term credit facility totaling $65.0 million, all partially offset by the repurchase of our senior subordinated notes totaling $23.9 million, and to a lesser extent, the repurchase of option rights under our employee stock option plan totaling $1.4 million and the repurchase of common stock under stock repurchase plans totaling $0.2 million.

Contractual Obligations and Commitments

After consummation of the acquisition transactions, we are highly leveraged. As of January 31, 2009, we had outstanding $552.4 million in aggregate indebtedness. Our liquidity requirements are significant, primarily due to debt service requirements. Our cash interest expense for the fiscal year ended January 31, 2009 was $41.2 million.

We believe that current cash and cash flows from operations will satisfy our working capital and capital expenditure requirements through fiscal year 2010. At some point in the future we may require additional funds for either operating or strategic purposes and may seek to raise the additional funds through public or private debt or equity financing. If we ever need to seek additional financing, there is no assurance that this additional financing will be available, or if available, will be on reasonable terms and not legally or structurally senior to or on parity with our senior subordinated notes.

The following is a summary of our various contractual commitments, including non-cancelable operating lease agreements for office space that expire between calendar years 2009 and 2012. All periods start from February 1, 2009.

	Successor
	Payments Due by Period (2)
	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
	(in thousands)
Operating lease obligations	$10,572	$4,666	$5,610	$296	$—
Credit Facility:
Senior secured term loan due March 10, 2013	320,000	—	—	320,000	—
Revolving term credit facility due March 10, 2012	65,000	—	—	65,000	—
Senior subordinated notes due March 15, 2016	167,383	—	—	—	167,383
Scheduled interest on debt (1)	169,334	29,478	57,048	45,905	36,903

	$732,289	$34,144	$62,658	$431,201	$204,286

(1)	Scheduled interest on debt is calculated through the instruments due date and assumes no principal paydowns or borrowings. Scheduled interest on debt includes the seven year senior secured term loan due March 10, 2013 at an annual rate of 3.10375%, which is the rate in effect as of January 31, 2009, the fully drawn six year term credit facility due March 10, 2012 at an annual rate of 3.35375%, which is the rate in effect as of January 31, 2009, and the ten year senior subordinated notes due March 15, 2016 at the stated annual rate of 10.375%.
(2)	This table excludes the company’s unrecognized tax benefits and derivative instrument totaling $10.7 million and $5.9 million, respectively, as of January 31, 2009 since the company has determined that the timing of payments with respect to these liabilities cannot be reasonably estimated.

Accounts Receivable and Deferred Revenue.    At January 31, 2009, we had accounts receivable, net of allowances, of $30.5 million and total deferred revenue of $82.0 million.

Acquisitions.    The aggregate amount of cash paid relating to acquisitions during the fiscal year ended January 31, 2007 was approximately $867.4 million and consisted of $847.0 million related to the merger in March 2006, including direct acquisition related costs paid, $15.8 million related to our acquisition of Pacific Edge Software, Inc. in October 2006, net of cash received, $3.0 million related to our acquisition of Data Scientific Corp. in March 2006, net of cash received, $0.7 million related to our acquisition of Merant plc. in April 2005, net of cash received, and $0.9 million related to our acquisition of Apptero, Inc. in 2005, net of cash received. The aggregate amount of cash paid relating to acquisitions during the fiscal year ended January 31, 2008 was approximately $0.4 million in connection with our acquisition of Data Scientific Corp. in March 2006, net of cash received. The aggregate amount of cash paid relating to acquisitions during the fiscal year ended January 31, 2009 was approximately $2.0 million and consisted of $1.8 million related to the our acquisition of Projity, Incorporated in September 2008, net of cash received, and $0.1 million related to our acquisition of Data Scientific Corp. in March 2006. See Notes 1(b) and 5 of notes to our consolidated financial statements for additional information related to acquisition related activities, which have affected our liquidity.

Off-Balance Sheet Arrangements.    As part of our ongoing operations, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of January 31, 2009, we are not involved in any unconsolidated SPE transactions.

Senior Secured Credit Agreement

In connection with the consummation of the merger, we entered into a senior secured credit agreement pursuant to a debt commitment we obtained from affiliates of the initial purchasers of our senior subordinated notes.

General.    The borrower under the senior secured credit agreement initially was Spyglass Merger Corp. and immediately following completion of the merger became Serena. The senior secured credit agreement provides for (1) a seven-year term loan in the amount of $400.0 million, which will amortize at a rate of 1.00% per year on a quarterly basis for the first six and three-quarter years after the closing date of the acquisition transactions, with the balance paid at maturity, and (2) a six-year revolving credit facility that permits loans in an aggregate amount of up to $75.0 million (see discussion below regarding default by a participating lender), which includes a letter of credit facility and a swing line facility. In addition, subject to certain terms and conditions, the senior secured credit agreement provides for one or more uncommitted incremental term loan or revolving credit facilities in an aggregate amount not to exceed $150.0 million. Proceeds of the term loan on the initial borrowing date were used to partially finance the merger, to refinance certain indebtedness of Serena and to pay fees and expenses incurred in connection with the merger. Proceeds of the revolving credit facility have been and any incremental facilities will be used for working capital and general corporate purposes of the borrower and its restricted subsidiaries.

Interest Rates and Fees.    The $400.0 million term loan, of which $320.0 million is currently outstanding as of January 31, 2009, bears interest at a rate equal to two-month LIBOR plus 2.00%. That rate was 3.10375% as of January 31, 2009. The fully drawn revolving term credit facility, of which $65.0 million is currently outstanding as of January 31, 2009, bears interest at a rate equal to two-month LIBOR plus 2.25%. That rate was 3.35375% as of January 31, 2009. More generally, the loans under the senior secured credit agreement bear interest, at the option of the borrower, at the following:

•	a rate equal to the London Interbank Offered Rate, or LIBOR, plus an applicable margin of (1) 2.00% with respect to the term loan and (2) 2.25% with respect to the revolving credit facility or

•

the alternate base rate, which is the higher of (1) the corporate base rate of interest announced by the administrative agent and (2) the Federal Funds rate plus 0.50%, plus, in each case, an applicable margin of (a) 1.25% with respect to the term loan and (b) 1.50% with respect to the revolving credit facility.

The revolving credit facility bears an annual commitment fee of 0.50% on the undrawn portion of that facility commencing on the date of execution and delivery of the senior secured credit agreement. As a result of our borrowing $65.0 million under the revolving credit facility in the fiscal quarter ended October 31, 2008 and Lehman Commercial Paper, Inc., or LCPI, becoming a defaulting lender due to its failure to fund its portion of the loan commitment, the annual commitment fee of 0.50% will not be payable pursuant to the terms of the senior secured credit agreement until all or a portion of the loans under the revolving credit facility are repaid.

We use an interest rate swap as part of our interest rate risk management strategy. In the second fiscal quarter ended July 31, 2006, we entered into an interest rate swap transaction to effectively convert the variable interest rate on a portion of the $400.0 million senior secured term loan to a fixed rate. The swap, which expires on April 10, 2010, is recorded on the consolidated balance sheet at fair value in accordance with SFAS 133. The swap has not been designated as an accounting hedge and accordingly, changes in the fair value of the derivative are recognized in the consolidated statement of operations. The notional amount of the swap is $250.0 million initially and amortizes down over time to $126.0 million at the time the swap transaction expires on April 10, 2010. Under the terms of the swap, we will make interest payments based on a fixed rate equal to 5.38% and will receive interest payments based on the LIBOR setting rate, set in arrears.

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

Senior Subordinated Notes

As of January 31, 2009, we have outstanding $167.4 million principal amount of senior subordinated notes, which bear interest at a rate of 10.375%, payable semi-annually on March 15 and September 15, and which mature on March 15, 2016. Each of our domestic subsidiaries that guarantees the obligations under our senior secured credit agreement will jointly, severally and unconditionally guarantee the notes on an unsecured senior subordinated basis. As of the date of this report, we do not have any domestic subsidiaries and, accordingly, there are no guarantors on such date. The notes are our unsecured, senior subordinated obligations, and the guarantees, if any, will be unsecured, senior subordinated obligations of the guarantors. The notes are subject to redemption at our option under terms and conditions specified in the indenture related to the notes, and may be redeemed at the option of the holders at 101% of their face amount, plus accrued and unpaid interest, upon certain change of control events.

In the fiscal quarters ended July 31, 2008 and January 31, 2009, we repurchased, in eight separate privately negotiated transactions, an aggregate of $32.6 million of principal amount of our original outstanding $200.0 million senior subordinated notes. The repurchases resulted in a gain of $8.7 million from the extinguishment of debt in the fiscal quarters ended July 31, 2008 and January 31, 2009.

In March 2009, subsequent to the most recent fiscal year ended January 31, 2009, we repurchased, in four separate privately negotiated transactions, an aggregate of $8.9 million of principal amount of senior subordinated notes. The repurchases will result in a gain of $3.6 million from the extinguishment of debt in the first fiscal quarter ending April 30, 2009.

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

In addition, under our senior secured credit agreement, we are required to satisfy and maintain specified financial ratios and other financial condition tests, including minimum interest coverage ratio and a maximum total leverage ratio. We were in compliance with all of the covenants under the secured credit agreement and indenture as of January 31, 2009. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet those ratios and tests in the future. A breach of any of these covenants would result in a default (which, if not cured, could mature into an event of default) and in certain cases an immediate event of default under our senior secured credit agreement. Upon the occurrence of an event of default under our senior secured credit agreement, all amounts outstanding under our senior secured credit agreement could be declared to be (or could automatically become) immediately due and payable and all commitments to extend further credit could be terminated.

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

The breach of financial covenants in our senior secured credit agreement (i.e., those that require the maintenance of ratios based on Adjusted EBITDA) would force us to seek a waiver or amendment with the lenders under our senior secured credit agreement, and no assurance can be given that we will be able to obtain any necessary waivers or amendments on satisfactory terms, if at all. The lenders would likely condition any waiver or amendment, if given, on additional consideration from us, such as a consent fee, a higher interest rate, principal repayment and/or more restrictive covenants and limitations on our business. Any such breach, if not waived by the lenders, would result in an event of default under that agreement, in which case the lenders could elect to declare all amounts borrowed due and payable. Any such acceleration would also result in a default under the indenture governing the senior subordinated notes. Additionally, under our debt agreements, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is also tied to ratios based on Adjusted EBITDA.

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

The following is a reconciliation of net loss, which is a GAAP measure of our operating results, to Adjusted EBITDA as defined in our debt agreements.

	Predecessor	Successor
	Fiscal Year Ended January 31, 2007		Fiscal Year Ended January 31, 2008	Fiscal Year Ended January 31, 2009
	For the Period From February 1, 2006 to March 9, 2006	For the Period From March 10, 2006 to January 31, 2007
Net loss (1)	$(24,716)	$(22,496)	$(27,110)	$(339,506)
Interest expense (income), net (2)	1,430	44,708	54,096	30,448
Income tax benefit	(8,335)	(19,659)	(20,936)	(11,424)
Depreciation and amortization expense (3)	3,457	78,583	81,119	74,740
Acquired in-process research and development	—	4,100	—	—
Goodwill impairment	—	—	—	326,677

EBITDA	(28,164)	85,236	87,169	80,935
Deferred maintenance writedown (1)	77	12,408	2,243	759
Restructuring, acquisition and other charges (4)	31,916	1,813	2,789	6,077

Adjusted EBITDA (1)	$3,829	$99,457	$92,201	$87,771

(1)	Net loss for the periods presented includes the deferred maintenance step-down associated with Serena’s acquisition of Merant in the first quarter of fiscal year 2005, the merger in the first quarter of fiscal year 2007, and the Pacific Edge acquisition in the third quarter of fiscal year 2007. This unrecognized maintenance revenue is added back in calculating Adjusted EBITDA for purposes of the indenture governing the senior subordinated notes and the senior secured credit agreement.
(2)	Interest expense (income), net includes interest income, interest expense, the change in the fair value of derivative instruments, amortization and write-off of debt issuance costs and gain on early extinguishment of debt.
(3)	Depreciation and amortization expense includes depreciation of fixed assets, amortization of leasehold improvements, amortization of acquired technologies and other intangible assets, and amortization of stock-based compensation.

(4)	Restructuring, acquisition and other charges include employee payroll, severance and other employee related costs associated with transitional activities that are not expected to be part of our ongoing operations, and travel and other direct costs associated with our merger in March 2006. See Notes 4(b) and 4(c) of notes to our consolidated financial statements for additional information related to acquisition-related and restructuring charges.

Our covenant requirements and ratios for the fiscal year ended January 31, 2008 are as follows:

	Covenant requirement	Serena ratio
Senior secured credit agreement (1)

Minimum Adjusted EBITDA to consolidated interest expense ratio	1.75x	2.21x

Maximum consolidated total debt to Adjusted EBITDA ratio	6.00x	5.04x
Senior subordinated notes (2)

Minimum Adjusted EBITDA to fixed charges ratio required to incur additional debt pursuant to ratio provisions	2.00x	2.39x

(1)	Our senior secured credit agreement requires us to maintain a consolidated Adjusted EBITDA to consolidated interest expense ratio of a minimum of 1.75x at the end of the fiscal year ending January 31, 2009 and 2.00x by the end of the fiscal year ending January 31, 2010. Consolidated interest expense is defined in the senior secured credit agreement as consolidated cash interest expense less cash interest income and is further adjusted for certain non-cash interest expenses and other items. We are also required to maintain a consolidated total debt to consolidated Adjusted EBITDA ratio of a maximum of 6.00x at the end of the fiscal year ending January 31, 2009, 5.50x by the end of the fiscal year ending January 31, 2010 and 5.00x by the end of the fiscal year ending January 31, 2011. Consolidated total debt is defined in the senior secured credit agreement as total debt other than certain indebtedness and is reduced by the amount of cash and cash equivalents on our consolidated balance sheet in excess of $5.0 million. As of January 31, 2009, our consolidated total debt as defined was $442.3 million, consisting of total debt other than certain indebtedness totaling $552.4 million, net of cash and cash equivalents in excess of $5.0 million totaling $110.1 million. Failure to satisfy these ratio requirements would constitute a default under the senior secured credit agreement. If our lenders failed to waive any such default, our repayment obligations under the senior secured credit agreement could be accelerated, which would also constitute a default under the indenture governing the senior subordinated notes.
(2)	Our ability to incur additional debt and make certain restricted payments under the indenture governing the senior subordinated notes, subject to specified exceptions, is tied to an Adjusted EBITDA to fixed charges ratio of at least 2.0x, except that we may incur certain debt and make certain restricted payments and certain permitted investments without regard to the ratio, such as our ability to incur up to an aggregate principal amount of $545.0 million under our senior secured credit agreement (which amount represents the total amount of borrowings originally committed or available under our senior secured credit agreement less $80.0 million of principal prepayments), to acquire persons engaged in a similar business that become restricted subsidiaries and to make other investments equal to the greater of $25.0 million or 2% of our consolidated assets. Fixed charges is defined in the indenture governing the senior subordinated notes as consolidated interest expense less interest income, adjusted for acquisitions, and further adjusted for non-cash interest expense.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We do not use derivative financial instruments in our investment portfolio and have no foreign exchange contracts. Our financial instruments consist of cash and cash equivalents, trade accounts receivable, accounts payable, term loan, secured indebtedness and our interest rate swap contract. We consider investments in highly liquid instruments purchased with an original maturity of 90 days or less to be cash equivalents. All of our cash equivalents principally consist of money market funds, and are classified as available-for-sale as of January 31, 2009. We are subject to interest rate risk on the variable interest rate of the unhedged portion of the secured term loan. We do not believe that a hypothetical 25% fluctuation in the variable interest rate would have a material impact on our consolidated financial position or results of operations. In addition, we are subject to the risk of default by the originator of the interest rate swap.

We account for derivative instruments in accordance with the provisions of SFAS 133, as amended by SFAS 138, SFAS 149 and SFAS 157. We utilize certain derivative instruments to enhance our ability to manage risk relating to interest rate exposure. Derivative instruments are entered into for periods consistent with the related underlying exposures and are not entered into for speculative purposes. We document all relationships between hedging instruments and hedged items, as well as our risk management objectives and strategies for undertaking various hedge transactions.

Interest Rate Risk.    Historically, our exposure to market risk for changes in interest rates relates primarily to our short and long-term investments and short and long-term debt obligations.

As of January 31, 2009, we had $320.0 million of debt under our senior secured credit agreement. A 1% increase in these floating rates would increase annual interest expense by $3.2 million. We have had limited exposure to interest rate fluctuations historically. As a result we have not used interest rate hedging strategies in the past. However, given our increased exposure to volatility in floating rates after the acquisition transactions, we expect to evaluate hedging opportunities and may enter into hedging transactions in the future.

Under our senior secured credit agreement, we were required, within 90 days after the closing date, to fix the interest rate of at least 50% of the aggregate principal amount of indebtedness under our term loan through swaps, caps, collars, future or option contracts or similar agreements. We are also required to maintain this interest rate protection for a minimum of two years.

Consequently, in the second fiscal quarter ended July 31, 2006, we entered into an interest rate swap transaction to effectively convert the variable interest rate on a portion of the $400.0 million senior secured term loan to a fixed rate. The swap, which expires on April 10, 2010, is recorded on the balance sheet at fair value in accordance with SFAS 133. The swap has not been designated as an accounting hedge and, accordingly, changes in the fair value of the derivative are recognized in the consolidated statement of operations. The notional amount of the swap was $250.0 million initially and amortizes down over time to $126.0 million at the time the swap transaction expires on April 10, 2010. Under the terms of the swap, we will make interest payments based on a fixed rate equal to 5.38% and will receive interest payments based on the LIBOR setting rate, set in arrears. In the fiscal years ended January 31, 2007, 2008 and 2009, we recorded (expense) income totaling $(1.2) million, $(7.4) million and $2.6 million, respectively, related to the changes in the fair value of the derivative.

Foreign Exchange Risk.    Sales to foreign countries accounted for approximately 34% of the total sales in each of the last three fiscal years ending January 31, 2007, 2008 and 2009. Because we invoice certain foreign sales in currencies other than the United States dollar, predominantly the British pound sterling and euro, and do not hedge these transactions, fluctuations in exchange rates could adversely affect the translated results of operations of our foreign subsidiaries. Therefore, foreign exchange fluctuations could create a risk of significant balance sheet gains or losses on our consolidated financial statements. In addition, in the past several years we have benefited from the weakness of the U.S. dollar against other currencies, which increased our net revenues derived from international operations. In more recent quarters, the United States dollar appreciated against these foreign currencies, which negatively affected our net revenues. If the U.S. dollar continues to strengthen against foreign currencies, our future net revenues could be adversely affected. However, given our foreign subsidiaries’ net book values as of January 31, 2009 and net cash flows for the most recent fiscal year ended January 31, 2009, we do not believe that a hypothetical 25% fluctuation in foreign currency exchange rates would have a material impact on our consolidated financial position or results of operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS

Our financial statements required by this item are submitted as a separate section of this Form 10-K. See Item 15(a)1 for a listing of financial statements provided in the section titled, “FINANCIAL STATEMENTS.”

SUPPLEMENTARY DATA

Selected Quarterly Financial Data

The following tables (presented in thousands) set forth quarterly unaudited supplementary data for each of the years in the two-year period ended January 31, 2009. Historical results include the post-acquisition results of the merger from March 10, 2006, and Pacific Edge from October 20, 2006. The tables should be read in conjunction with the Consolidated Financial Statements and Notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this annual report on Form 10-K.

	Successor - Fiscal 2009
	Quarter Ended				Year Ended Jan. 31, (1)
	Apr. 30,	Jul. 31,	Oct. 31,	Jan. 31, (1)
Revenue	$62,963	$70,082	$61,840	$65,352	$260,237
Cost of revenue	21,518	21,624	21,168	20,445	84,755
Gross profit	41,445	48,458	40,672	44,907	175,482
Operating expenses	45,940	45,900	44,747	359,377	495,964
Operating (loss) income	(4,495)	2,558	(4,075)	(314,470)	(320,482)
Loss before income taxes	(14,264)	(5,740)	(14,308)	(316,618)	(350,930)
Income tax (benefit) expense	(5,760)	(2,719)	(7,505)	4,560	(11,424)
Net loss	(8,504)	(3,021)	(6,803)	(321,178)	(339,506)

	Successor - Fiscal 2008
	Quarter Ended				Year Ended Jan. 31,
	Apr. 30,	Jul. 31,	Oct. 31,	Jan. 31,
Revenue	$58,299	$67,398	$68,457	$76,041	$270,195
Cost of revenue	21,434	21,473	21,079	21,726	85,712
Gross profit	36,865	45,925	47,378	54,315	184,483
Operating expenses	42,699	44,483	44,074	47,177	178,433
Operating (loss) income	(5,834)	1,442	3,304	7,138	6,050
Loss before income taxes	(18,428)	(9,585)	(10,412)	(9,621)	(48,046)
Income tax benefit	(9,397)	(3,601)	(3,983)	(3,955)	(20,936)
Net loss	(9,031)	(5,984)	(6,429)	(5,666)	(27,110)

(1)	Includes a goodwill impairment charge in the fourth fiscal quarter ended January 31, 2009 totaling $326.7 million.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, with the assistance of senior management personnel, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of January 31, 2009. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual and quarterly reports filed under the Exchange Act. Based on this evaluation, and subject to the limitations described below, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of January 31, 2009.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 15d-15(f) of the Exchange Act) for our company. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, and subject to the limitations described below, management has concluded that our internal control over financial reporting was effective as of January 31, 2009.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended January 31, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On April 30, 2009, in response to the continuing weakening of the worldwide economy, slowdown in IT spending and decline in our license revenue, we communicated and began to execute a plan to reduce our workforce by approximately 7%, or 50 positions, and implement additional cost saving initiatives. The reduction in our workforce is expected to affect all organizations within our company, with a majority of the positions eliminated within our product development and support organizations. We expect these actions to be substantially completed by May 30, 2009, resulting in restructuring charges during the quarter ending April 30, 2009 consisting principally of severance, payroll taxes and other employee benefits and legal and other miscellaneous costs of between $1.5 million to $2.0 million, and a reduction of operating expenses of between $9.0 million to $10.5 million over the remaining course of fiscal year 2010.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Our executive officers and directors are as follows:

Name	Age	Position	Director Since
Executive Officers:
Jeremy Burton	41	President, Chief Executive Officer and Director	2007
Robert I. Pender, Jr.	51	Senior Vice President, Finance and Administration, Chief Financial Officer
René Bonvanie	47	Senior Vice President, Marketing, Information Technology and Serena-On-Demand
Edward F. Malysz	49	Senior Vice President, General Counsel and Secretary
Carl Theobald	38	Senior Vice President, Products and Worldwide Customer Service

Non-Executive Directors:
David J. Roux	52	Chairman of the Board of Directors	2006
L. Dale Crandall	67	Director	2007
Timothy Davenport	53	Director	2008
Elizabeth Hackenson	48	Director	2006
John R. Joyce	55	Director	2006
Todd Morgenfeld	37	Director	2009
Douglas D. Troxel	64	Director	1980

Executive Officers

Jeremy Burton has served as our President, Chief Executive Officer since March 2007 and a director of our board of directors since April 2007. From May 2006 to March 2007, Mr. Burton served as the Group President, Enterprise Security and Data Management of Symantec Corporation. Prior to that, Mr. Burton was Senior Vice President, Enterprise Security and Data Management of Symantec from February 2006 to May 2006 and Senior Vice President, Data Management from July 2005 to February 2006. Mr. Burton joined Symantec through its acquisition of VERITAS Software Corporation. At VERITAS, Mr. Burton was Executive Vice President of the Data Management Group from September 2004 to July 2005 and Senior Vice President and Chief Marketing Officer from April 2002 to September 2004. From October 1995 to April 2002, Mr. Burton held senior management positions in marketing, product management and engineering at Oracle Corporation, a business and enterprise software company.

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

René Bonvanie has served as our Senior Vice President, Marketing, Information Technology, and Serena-On-Demand since June 2007. From January 2007 until June 2007, Mr. Bonvanie was Senior Vice President and General Manager of AppExchange, Platform and Developer Relations at Salesforce.com, Inc., an online customer relations management services provider. From March 2006 until January 2007, Mr. Bonvanie was Senior Vice President of Marketing for SAP AG, a business and database software company. From December 2004 until March 2006, Mr. Bonvanie was Chief Marketing Officer of Business Objects S.A., a business intelligence software company. From March 2003 through December 2004, Mr. Bonvanie held senior management positions in marketing at VERITAS Software Corporation, a storage software company, including Senior Vice President of Marketing. Prior to that, Mr. Bonvanie held management positions in marketing at Oracle Corporation, a business and enterprise software company, and Ingres Corporation, a relational database software company.

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

Carl Theobald serves as our Senior Vice President, Products and Worldwide Customer Service. Mr. Theobald joined us in August 2004 as our Senior Vice President, Research and Development. From May 2002 to May 2004, Mr. Theobald was Vice President, Engineering for RubiconSoft, Inc., a demand management software company. From 1992 to 1994 and from 1997 to May 2002, Mr. Theobald served in a variety of roles at Oracle Corporation, a business and enterprise software company, most recently as Vice President of CRM Product Development. From 1994 to 1997, Mr. Theobald served in a variety of roles, most recently as Senior Development Manager, at Novasoft Inc., a document management and workflow software company.

Non-Executive Directors

David J. Roux has served as our Chairman of the board of directors since March 2006. He is a Co-Chief Executive of Silver Lake, a private equity firm that he co-founded in 1999.

L. Dale Crandall is the founder and president of Piedmont Corporate Advisors, Inc., a private financial consulting firm. Mr. Crandall retired from Kaiser Health Plan and Hospitals in 2002 after serving as the President and Chief Operating Officer from 2000 to 2002 and Senior Vice President and Chief Financial Officer from 1998 to 2000, and served as a member of the board of directors from 1998 until his retirement in 2002. From 1995 to 1998, Mr. Crandall was employed by APL Limited, a global ocean transportation company, where he held the positions of Executive Vice President, Chief Financial Officer and Treasurer. From 1963 to 1995, Mr. Crandall was employed by PricewaterhouseCoopers, LLP, most recently as Southern California Group Managing Partner. Mr. Crandall is also a member of the boards of directors of Ansell Ltd., Bridgepoint Education, Coventry Health Care, Inc., Metavante Technologies, Inc. and UnionBanCal Corporation, and is a trustee for Dodge & Cox Mutual Funds.

Timothy Davenport served as president of Revolution Health Networks, an on-line provider of consumer-centric health care services, from August 2007 through October 2008. Prior to joining Revolution Health Networks, Mr. Davenport served as chief executive officer of Vastera Inc., a provider of international trade logistics software, from November 2003 to June 2005, and chief executive officer of Best Software Inc., a provider of corporate resource management software solutions, from June 1995 to February 2000.

Elizabeth Hackenson is the Senior Vice President and Chief Information Officer for AES Corporation, a global power company. Prior to joining AES in October 2008, Ms. Hackenson held the position of Senior Vice President and Chief Information Officer for Alcatel Lucent, a telecommunications company. Prior to joining Alcatel Lucent in December 2006, Ms. Hackenson served as Senior Vice President and Chief Information Officer for Lucent Technologies, a telecommunications company, since April 2006. From 2001 to 2006, Ms Hackenson served in various management positions at MCI, a telecommunications company, including Executive Vice President and Chief Information Officer. From 1997 to 2001, Ms. Hackenson served in various management positions with UUNET Technologies, an Internet service and technology provider. Prior to 1997, Ms. Hackenson served in various management positions with Concert Communications, EDS, Computech, TRW and Grumman & Sperry.

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

Todd Morgenfeld is a Director of Silver Lake, a private equity firm. Prior to joining Silver Lake in May 2004, Mr. Morgenfeld was an investment banker in the Technology, Media and Telecommunications Group at Goldman, Sachs & Co. From May 1994 to May 1999, Mr. Morgenfeld served as an armor officer in the U.S. Army.

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

Board Composition and Governance

The composition of our board of directors is established by the terms of a stockholders agreement entered into by Spyglass Merger Corp., Silver Lake Partners and certain investors affiliated with Silver Lake Partners, referred to as the Silver Lake investors, and Mr. Troxel and certain investors affiliated with Mr. Troxel, referred to as the Troxel investors. Among other things, this stockholders agreement provides that, prior to any change of control event or initial public offering, our board of directors will be composed of the following persons:

•	our Chief Executive Officer,

•	Douglas D. Troxel and one other board member designated by the Troxel investors, who is currently Ms. Hackenson, and

•	the remaining board members designated by affiliates of Silver Lake Partners, who are currently Messrs. Roux, Joyce, Crandall, Davenport and Morgenfeld.

Messrs. Roux and Joyce joined our board of directors as independent designees of Silver Lake Partners II L.P. at the time of our merger with Spyglass Merger Corp. in March 2006. The Troxel investors designated Ms. Hackenson to join our board of directors as an independent designee of the Troxel investors in August 2006. Silver Lake Partners II L. P. designated Messrs. Crandall, Davenport and Morgenfeld to join our board of directors as independent designees of Silver Lake Partners II L.P. in November 2007, August 2008 and February 2009, respectively.

The committees of our board of directors currently consist of an audit committee, a compensation committee and a nominating committee. The audit committee is comprised of Messrs. Joyce (chairperson), Crandall and Morgenfeld. Our compensation committee is comprised of Messrs. Roux (chairperson), Morgenfeld and Troxel. Our nominating committee is comprised of Messrs. Troxel (chairperson) and Roux and Ms. Hackenson.

Our board of directors has determined that Ms. Hackenson and Messrs. Crandall and Davenport qualify as independent directors within the meaning of Nasdaq Marketplace Rule 4200-1(a)(15).

Our board of directors has determined that Messrs. Joyce and Crandall qualify as audit committee financial experts within the meaning of Item 407(d)(5) of Regulation S-K. For information regarding the relevant experience of Messrs. Joyce and Crandall, see the section entitled “Non-Executive Directors.” Our board of directors has also determined that Mr. Crandall qualifies as an independent audit committee member within the meaning of Rule 10A-3 of the Securities Exchange Act of 1934 and Nasdaq Marketplace Rule 4350(d). Messrs. Joyce and Morgenfeld are not independent audit committee members because of their affiliation with Silver Lake, which holds a 67.1% equity interest in our company.

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

•

Report any known violations of this policy to the General Counsel or the Chairman of the audit committee as promptly as practicable under the circumstances. Individuals may choose to report violations by contacting the General Counsel, sending an e-mail to the chairperson of the audit committee or anonymously sending a communication to Serena Software, Inc., Attn: Audit Committee, c/o Corporate Secretary, 1900 Seaport Boulevard, Redwood City CA 94063.

We have filed a copy of our Financial Code of Ethics as Exhibit 14.1 to this Annual Report on Form 10-K. A free copy of our Financial Code of Ethics may be obtained from our Investor Relations website located at www.serena.com or by directing a written request to Serena Software, Inc., 1900 Seaport Boulevard, Redwood City CA 94063 Attn: General Counsel and Secretary.

Director Compensation

In November 2008, our board of directors approved an amended cash and equity compensation program for directors who qualify as independent directors within the meaning of Nasdaq Marketplace Rule 4200-1(a)(15). The cash compensation component of the program consists of an annual retainer of $40,000, annual retainers of $10,000 for the chairperson of the audit committee and $5,000 for each chairperson of the other committees of the board of directors, and annual retainers of $5,000 for each other member of the audit committee and $2,500 for each other member of the other committees of the board of directors, payable in equal installments on a quarterly basis. The equity compensation component of the program consists of an initial stock option grant to acquire 40,000 shares of our common stock under our 2006 Stock Incentive Plan, to be granted as of the date of election to our board of directors, with an exercise price equal to the fair market value of the common stock on the date of grant and vesting over a four year period, and an annual stock option grant to acquire 15,000 shares of common stock under the 2006 Stock Incentive Plan, granted on or about each anniversary of the date of election to our board of directors, with an exercise price equal to the fair market value of the common stock on the date of grant, vesting on the first anniversary of the date of grant. Prior to November 2008, our cash and equity compensation program for independent directors provided for an annual retainer of $35,000 and annual retainers of $10,000 for the chairperson of the audit committee and $5,000 for each chairperson of the other committees of the board of directors, payable in equal installments on a quarterly basis, an initial stock option grant to acquire 40,000 shares of our common stock under our 2006 Stock Incentive Plan, and an annual stock option grant to acquire 15,000 shares of common stock under the 2006 Stock Incentive Plan, granted on or about each anniversary of the date of nomination to our board of directors.

In addition, we compensate Mr. Troxel for technical services that he occasionally provides to us in connection with the support of our mainframe software products. Mr. Troxel is paid $25,000 per year for these services. Mr. Troxel also receives certain employee benefits, such as health care coverage, participation in our 401(k) plan and a matching 401(k) plan contribution, and reimbursement of premiums associated with a separate life insurance policy.

The compensation for our directors for fiscal year 2009 is shown in the table in Item 11, “Executive Compensation—Director Compensation.”

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This section discusses the principles underlying our executive compensation policies and decisions. It provides qualitative information regarding the manner in which compensation is earned by our executive officers and places in context the data presented in the tables below. In addition, we discuss the compensation paid or awarded during fiscal year 2009 to our chief executive officer (principal executive officer), our chief financial officer (principal financial officer) and three other executive officers who were our most highly compensated executive officers in fiscal year 2009. We refer to these five executive officers as our “Named Executive Officers.”

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

For fiscal year 2009, the principal elements of compensation for our executive officers included:

•	annual cash compensation consisting of base salary and performance-based incentive bonuses

•	long-term equity incentive compensation

•	health and welfare benefits

•	severance and/or change of control benefits

Annual Cash Compensation

For fiscal year 2009, our General Counsel developed recommendations regarding executive compensation based on the compensation survey data and proxy analysis described below and then reviewed the recommendations with our Chief Executive Officer. Our Chief Executive Officer, Chief Financial Officer and General Counsel then presented and discussed the recommendations with our compensation committee. Our compensation committee met in executive session to discuss the recommendations outside of the presence of management, and communicated its recommendations to our non-executive directors for their review, discussion and approval.

In assessing compensation for our executive officers, we used compensation survey data for a broad set of companies having a comparable business, size and complexity, and then compared the survey data to publicly available compensation data for a group of companies that we consider to be our peer group. We believe that the compensation practices of these companies provides us with appropriate benchmarks because these companies provide technology products and services and compete with us for executives and other employees. The survey data was derived from the Radford Executive Benchmark Survey, and included data relative to the overall software industry and certain industry segments defined by the survey company, including software companies with revenue less than $250 million, software companies with revenue from $250 million to $1 billion, and software companies comprising our peer group. The peer group was initially selected by management based on companies that compete with us in the same markets in which we sell our products, are within the software industry and of comparable size and complexity, or compete with us in recruiting executives and employees. Our compensation committee reviewed and provided input to management regarding the companies comprising the peer group. The proxy analysis was based on companies comprising our peer group, excluding those companies for which public information is not available. Because the proxy analysis was limited to publicly available information and did not provide precise comparisons by position as offered by the more comprehensive survey data from Radford, we used the proxy analysis as a general benchmark to validate the results of the survey data. We then compared base salary and total cash compensation to survey data relative to the overall software industry and our peer group.

The following companies comprised our peer group for fiscal year 2009:

Actuate	Informatica	Quest Software
Advent Software	Interwoven	Red Hat
Ariba	Kana Software	SPSS
Aspect Software	Keynote Systems	Success Factors
Blue Coat Systems	Kronos	Sumtotal Systems
BMC Software	Macrovision	Symantec
Borland Software	MSC Software	Tibco Software
CA (Computer Associates)	Network General	Trend Micro
Cognos	Openwave	Vignette
Compuware	Oracle	VMware
Digital River	Postini	Webex
Epicor Software	Progress Software	Websense
Equinix	QAD	Wind River Systems

Our annual cash compensation for executive officers includes base salary and performance-based cash compensation. For fiscal year 2009, we generally established base salaries at approximately the 50th percentile of market compensation based on survey data for the overall software industry and our peer group, and target total cash compensation (assuming 100% of the target performance-based incentive bonus is earned) at approximately the 60th percentile of market compensation based on this survey data. In order to attract our President and Chief Executive Officer to join our company in March 2007, we agreed to pay Mr. Burton base compensation and target total cash compensation that were in excess of the 50th percentile and 60th percentile, respectively, of market compensation for chief executive officers within our peer group. For fiscal year 2009, we determined to continue our original compensation arrangement with Mr. Burton, which resulted in base compensation that was approximately 8% above the 50th percentile, and target total cash compensation that was approximately 5% above the 60th percentile, of market compensation for chief executive officers within our peer group. At the time of the merger, we entered into an employment agreement with our Senior Vice President, Chief Financial Officer that established the amount of his base salary and total cash compensation, and for fiscal year 2009 his base compensation was approximately 6% below the 50th percentile and his total target compensation was approximately 17% above the 60 th percentile of market compensation for chief financial officers within our peer group. In order to attract our Senior Vice President, Worldwide Marketing, Information Technology and Serena-On-Demand, to join our company in June 2007, and because his responsibilities extended beyond those of a typical chief marketing officer, we agreed to pay him base compensation and target total cash compensation that were in excess of market compensation for chief marketing officers within our peer group. For fiscal year 2009, we determined to continue his original compensation arrangement, which resulted in base compensation that was approximately 20% above the 50th percentile and target total cash compensation that was approximately 12% above the 60th percentile of market compensation for chief marketing officers within our peer group. The base compensation and target total cash compensation for our other executive officers were at or near the 50th percentile for base compensation and the 60th percentile for total cash compensation for similar executive roles within our peer group. In August 2008, we reviewed the annual compensation for our Senior Vice President, Products and Worldwide Customer Service, and determined to increase his base compensation by $15,000 to better align his annual compensation with our compensation philosophy. In establishing the base salary and target total cash compensation for each individual, we also considered the individual’s performance, achievement of management objectives and contributions to our overall business. From a market compensation perspective, we weight cash compensation more heavily toward performance-based compensation and less toward base compensation because we wish to pay for performance.

Our FY 2009 Executive Annual Incentive Plan was designed to reward our executives for the achievement of annual financial targets and management objectives. For fiscal year 2009, the executive officers were eligible to receive performance-based incentive bonuses with target bonuses ranging from 50% to 100% of a participant’s annual base salary. The actual bonus amounts were subject to achievement of the following performance metrics: (a) with regard to our President and Chief Executive Officer and our Senior Vice President, Chief Financial Officer,

achievement of annual license revenue and EBITA targets in our fiscal year 2009 operating plan, weighted at 60% and 40%, respectively; (b) with regard to our Senior Vice President, Worldwide Marketing, Information Technology and Serena-On-Demand and our Senior Vice President, Products and Worldwide Customer Service, achievement of annual license revenue and EBITA targets in our fiscal year 2009 operating plan and management objectives, weighted at 40%, 26.7% and 33.3%, respectively, and (c) with regard to our Senior Vice President, General Counsel and Secretary, achievement of annual license revenue and EBITA targets in our fiscal year 2009 operating plan and management objectives, weighted at 30%, 20% and 50%, respectively. The above metrics were used to align the performance of each executive officer with objectives related to the company and their respective functional areas.

The financial metrics under each of the individual annual incentive plans included license revenue and EBITA. License revenue and EBITA were selected as the most appropriate measures upon which to base the annual incentive because they were important metrics that our board of directors, management, investors and lenders use to evaluate the performance and value of our company. For bonus amounts based on the achievement of financial metrics, achievement of less than 85% of the applicable financial metric would result in no payout of the applicable target bonus, achievement of 100% of the applicable financial metric would result in a 100% payout of the applicable target bonus and achievement of 115% of the applicable financial metric would result in a 200% payout of the applicable target bonus. Payouts based on the achievement of financial metrics were capped at 200%. The incentive bonuses were paid on an annual basis for our President and Chief Executive Officer and Senior Vice President, Chief Financial Officer and on a semi-annual basis for our other executive officers.

For fiscal year 2009, we paid our President and Chief Executive Officer; Senior Vice President, Chief Financial Officer; Senior Vice President, Worldwide Marketing, Information Technology and Serena-On-Demand; Senior Vice President, General Counsel; and Senior Vice President, Products and Worldwide Customer Service incentive bonuses equal to 21.0%, 21.0%, 66.7%, 75.0% and 66.7%, respectively, of their target bonuses based on the achievement of financial metrics and applicable management objectives during the fiscal year. For our President and Chief Executive Officer and our Senior Vice President, Chief Financial Officer, we paid additional discretionary bonuses to increase their bonus payouts to 50% of their target bonuses under the annual incentive plans to reflect their contributions to the business during the fiscal year, including the financial performance of the company during the first half of the fiscal year and the successful implementation of a reduction-in-force in October 2008 and other measures to aggressively manage expenses during the second half of the fiscal year in response to general weakening of the worldwide economy and slowdown in IT spending.

Base salaries and performance-based incentive bonuses for the Named Executive Officers for fiscal years 2009, 2008 and 2007 are shown in the Summary Compensation Table below.

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

For executive officers who joined the company after the merger, we granted stock options to them shortly after the commencement of their employment with the company. The type and amount of these options were approved by the compensation committee or, in the case of our President and Chief Executive Officer, jointly by the compensation committee and non-executive directors. The total number of shares under these options were determined based on a number of factors, including the existing equity compensation arrangements of the executive officer with his then current employer, the amount of stock options previously granted to other executive officers of the company, the compensation practices within the industry based on recommendations of professional recruiters, the knowledge and experiences of the members of our compensation committee and non-executive directors, and our negotiations with the executive officer. We do not generally grant stock options to executive officers on an annual basis, and no new equity awards were granted to the Named Executive Officers during fiscal year 2009.

In April 2008, we decreased the minimum and maximum EBITA targets for fiscal year 2009 under all performance-based options that were previously granted to executive officers and other management personnel pursuant to our 2006 Stock Incentive Plan for purposes of aligning the targets with our fiscal year 2009 operating plan. No portion of the performance-based options vested during the fiscal year because we did not achieve the minimum EBITA target for fiscal year 2009.

Additional information regarding grants of equity awards to the Named Executive Officers is included in the tables below.

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

Employment Agreements and Severance and Change of Control Benefits

Employment Agreement with our Chief Executive Officer

We entered into an employment agreement with Mr. Burton dated February 11, 2007 for Mr. Burton to serve as our President and Chief Executive Officer. The employment agreement is for an indefinite term, and either Mr. Burton or the company may terminate his employment for any reason and at any time with or without cause or notice. The employment agreement provides for an annual base salary of $525,000. Mr. Burton was eligible to receive an annual cash incentive bonus pursuant to our FY08 Executive Annual Incentive Plan, which was guaranteed at 100% for fiscal year 2008, subject to proration based on his term of service during the fiscal year. Mr. Burton was also paid a signing bonus of $200,000 within two weeks of the commencement of his employment pursuant to the terms of his employment agreement with us. The employment agreement also provided for certain severance benefits if Mr. Burton’s employment was terminated by us without cause or by Mr. Burton for good reason within the first twenty-four months of his employment with the company. Because Mr. Burton has been employed by us throughout this twenty-four month period, we are no longer contractually obligated to provide Mr. Burton with severance benefits except as provided in a separate change of control agreement with us dated as of April 10, 2007, the terms of which are discussed under “Change of Control Agreements” below.

Pursuant to the terms of our employment agreement with Mr. Burton, Mr. Burton was granted a stock option under our 2006 Stock Incentive Plan to purchase 2,500,000 shares of common stock of the company. The option consists of a time-based option covering 875,000 shares and a performance-based option covering 1,625,000 shares. For a discussion regarding the 2006 Stock Incentive Plan and the type of options granted under the plan, see the section entitled “2006 Stock Incentive Plan.”

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

If Mr. Pender is involuntarily terminated without cause or if he resigns for good reason, Mr. Pender will be entitled to the following severance benefits: (1) continuation of his base salary for a period of twenty-four months following termination of employment, payable over such period in accordance with the company’s normal payroll practices; (2) continued health care coverage for a period of twenty-four months following termination of employment; and (3) six months of additional vesting of his time-based options. These severance benefits are contingent on Mr. Pender’s execution of a release of claims and compliance with certain restrictive covenants, including non-competition and non-solicitation arrangements, covering the duration of his salary continuation period.

For a discussion regarding the terms of our change of control arrangement with Mr. Pender, see “Change of Control Agreements” below.

Pursuant to the terms of our employment agreement with Mr. Pender, Mr. Pender was granted a stock option under our 2006 Stock Incentive Plan to purchase 1,700,000 shares of common stock of the company. The option consists of a time-based option covering 595,000 shares and a performance-based option covering 1,105,000 shares. For a discussion regarding the 2006 Stock Incentive Plan and the type of options granted under the plan, see the section entitled “2006 Stock Incentive Plan.”

Employment Agreements with our other Executive Officers

Messrs. Malysz and Theobald each entered into a change of control agreement with us effective April 10, 2007, and Mr. Bonvanie entered into a change of control agreement with us effective as of June 11, 2007, the terms of which are discussed under the section entitled “Change of Control Agreements” below.

Agreements with our Former Senior Vice President, Worldwide Field Operations

We entered into an employment agreement with Mr. Steinharter dated December 11, 2006 for Mr. Steinharter to serve as our Senior Vice President, Worldwide Field Operations. The employment agreement was for an indefinite term, and either Mr. Steinharter or the company could terminate his employment for any reason and at any time with or without cause or notice. If Mr. Steinharter’s employment were terminated by us without cause or by Mr. Steinharter for good reason within the first thirty-six months of his employment with us, Mr. Steinharter would be entitled to receive as severance benefits the continuation of his base salary for a period of eighteen months following the termination of his employment, payable over such period in accordance with the company’s normal payroll practices. These severance benefits were contingent upon Mr. Steinharter’s execution of a release of claims and compliance with certain restrictive covenants, including non-competition and non-solicitation arrangements covering the duration of his salary continuation period.

Pursuant to the terms of an agreement and release between the company and Mr. Steinharter dated as of September 9, 2008, Mr. Steinharter’s employment with us terminated effective as of September 5, 2008. Mr. Steinharter executed a full release of claims against us and our affiliates and agreed to comply with certain confidentiality, non-solicitation, non-disparagement and non-competition covenants. The confidentiality and non-disparagement covenants are not limited in duration, the non-solicitation covenant is limited to a period of one year following termination of employment, and the non-competition covenant is limited to the duration of the salary continuation period. We agreed to exercise our call right under the management stockholders agreement dated March 7, 2006 to repurchase shares of common stock and vested stock options to acquire the company’s common stock that were held by Mr. Steinharter as of his termination date, with payment to be made six months and a day following his termination date based on the fair market value of our common stock on such date. On March 6, 2009, we paid Mr. Steinharter $172,500 in consideration of the repurchase of the shares of common stock, and canceled the vested stock options without the payment of additional consideration because the fair market value of our common stock was less than the exercise price under the stock options.

Restricted Stock Purchase Agreement

In connection with the closing of the merger, we entered into a restricted stock agreement with Mr. Pender dated as of March 10, 2006. Pursuant to this agreement, Mr. Pender was issued 307,200 shares of our common stock. The award will vest in full on June 16, 2010, subject to Mr. Pender’s continued employment with us through that date. In addition, if the company is subject to a change of control while Mr. Pender is an employee of the company, the remaining unvested shares will immediately vest.

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

Rollover Options

In connection with the merger, various management participants were permitted to elect to continue some or all of their stock options that were held immediately prior to the merger and had an exercise price of less than $24.00 per share. The number of shares subject to these “rollover” options was adjusted to be the number of shares equal to the product of (1) the difference between $24.00 and the exercise price of the option and (2) the quotient of the total number of shares of the company’s common stock subject to such option, divided by $3.75. The exercise price of these rollover options was adjusted to $1.25 per share. The rollover options are subject to the terms of the original option agreements with the company, except that in the event of a change of control of the company, the treatment of the rollover options upon such transaction will be determined in accordance with the terms of the 2006 Stock Incentive Plan.

Change of Control Agreements

We have entered into change of control arrangements with our executive officers to provide them with economic protection in order to allow them to remain focused on our business without undue personal concern in the event that an executive officer’s position is eliminated or significantly altered following a change of control.

Messrs. Burton, Malysz and Theobald each entered into a change of control agreement with us effective April 10, 2007, and Mr. Bonvanie entered into a change of control agreement with us effective as of June 11, 2007. Under the terms of these agreements, in the event of a change of control of the company, and the executive officer’s employment is involuntarily terminated without cause or if the executive officer resigns for good reason within twelve months after consummation of a change of control of the company, the executive officer will be entitled to receive the following severance benefits: (1) continuation of base salary for the severance period applicable to the executive officer as described below, payable over the severance period in accordance with the company’s normal payroll practices; (2) 100% of the executive officer’s target bonus for the applicable severance period, payable within forty-five days following the applicable fiscal year(s); (3) a pro-rated amount of the executive officer’s target bonus based upon the number of days that have elapsed in the fiscal year as of the termination date, payable within thirty days following the executive officer’s termination date; and (4) payment of health coverage premiums for the applicable severance period. The applicable severance periods are two years for our President and Chief Executive Officer and one year for our other executive officers, other than our Senior Vice President, Chief Financial Officer, from the date of termination. In order to receive these change of control benefits, the executive must execute a general release of claims in favor of the surviving company and its affiliates and comply with various restrictive covenants during the applicable severance period, including non-disparagement, non-compete and non-solicitation covenants. The non-competition, non-solicitation and non-disparagement covenants continue for the duration of the applicable salary continuation periods. The confidentiality covenant is not limited in duration.

Pursuant to the terms of Mr. Pender’s employment agreement with us, in the event that Mr. Pender is involuntarily terminated without cause or if he resigns for good reason in the one-month period prior to, or the thirteen-month period following, a change of control of the company, Mr. Pender will be entitled to receive the following benefits: (1) continuation of his base salary for a period of twenty-four months following his termination date, payable over the salary continuation period in accordance with the company’s normal payroll practices; (2) continuation of his quarterly or annual target bonus, as the case may be, for a period of twenty-four months following his termination date, payable in accordance with the company’s normal payroll practices; (3) a pro-rated amount of his target bonus that he would have been entitled to receive for the quarter or year, as the case may be, in which such termination of employment occurs, payable at the time that the company would ordinarily have made such bonus payment; and (4) continued health care coverage for a period of twenty-four months following termination of employment. In order to receive these change of control benefits, Mr. Pender must execute a general release of claims in favor of the surviving company and its affiliates and comply with various restrictive covenants during the applicable severance period, including non-compete and non-solicitation covenants. The duration of the non-competition and non-solicitation covenants is twenty-four months following termination of his employment. The confidentiality covenant is not limited in duration.

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

David J. Roux, Chairperson
Todd Morgenfeld*
Douglas D. Troxel

*	Mr. Morgenfeld became a member of the Compensation Committee on February 28, 2009.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus (1) ($)	Stock Awards (2) ($)	Option Awards (3) ($)	Non-Equity Incentive Plan Compen- sation (4) ($)	All Other Compen- sation (5) ($)		Total ($)
Executive Officers:
Jeremy Burton (6)	2009	$525,000	$152,250	—	$614,371	$110,250	$405		$1,402,276
President and Chief Executive Officer	2008	$477,547	$200,000	—	$1,208,093	$478,928	$450		$2,365,018
	2007	—	—	—	—	—	—
Robert I. Pender	2009	$290,000	$84,100	$361,412	$206,974	$60,900	$7,186		$1,010,572
Senior Vice President, Finance and Administration, Chief Financial Officer	2008	$290,000	$43,500	$361,412	$596,082	$101,500	$8,770		$1,401,264
	2007	$290,000	—	$316,235	$1,662,589	$207,930	$7,410		$2,484,164

René Bonvanie (7)	2009	$300,000	—	—	$175,486	$99,876	$5,284		$580,646
Senior Vice President, Worldwide Marketing, Information Technology and Serena-On-Demand	2008	$183,077	—	—	$91,170	$92,215	$6,432		$372,894
	2007	—	—	—	—	—	—		—

Edward Malysz (8)	2009	$260,000	—	—	$103,160	$97,435	$6,743		$467,338
Senior Vice President, General Counsel and Secretary	2008	$260,000	—	—	$148,238	$87,750	$8,250		$504,238
	2007	$210,833	—	—	$221,226	$81,196	$5,855		$519,110
Carl Theobald (9)	2009	$291,250	—	—	$91,312	$95,923	$2,868		$481,353
Senior Vice President, Products and Worldwide Customer Service	2008	$285,000	$15,500	—	$262,978	$80,750	$7,236		$651,464
	2007	$262,500	—	—	$733,495	$130,600	$7,071		$1,133,666

Former Executive Officer:
Michael Steinharter (10)	2009	$165,705	—	—	$28,477	—	$108,910	(11)	$303,092
Former Senior Vice President, Worldwide Field Operations	2008	$275,000	—	—	$561,849	$275,000	$8,248		$1,120,097
	2007	$22,917	—	—	$27,933	$22,917	$67		$73,834

(1)	Amounts include discretionary bonuses paid to Messrs. Burton and Pender based on their contributions to the company during fiscal year 2009, a sign-on bonus of $200,000 paid to Mr. Burton based on the terms of his employment agreement in fiscal year 2008, and discretionary bonuses paid to Messrs. Pender and Theobald based on their contributions to the company during fiscal year 2008.
(2)	Amounts reflect the dollar amount of expense recognized for financial statement reporting purposes in fiscal years 2009, 2008 and 2007 with respect to restricted stock awards made in fiscal years 2009, 2008 and 2007 as well as prior years in accordance with FAS 123R. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. Assumptions used in the calculation of these amounts are included in Note 6 to the company’s Consolidated Financial Statements for the year ended January 31, 2009.
(3)	Amounts reflect the dollar amount of expense recognized for financial statement reporting purposes in fiscal years 2009, 2008 and 2007 with respect to all stock options granted in fiscal years 2009, 2008 and 2007 as well as prior years in accordance with FAS 123R. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. Assumptions used in the calculation of these amounts are included in Note 6 to the company’s Consolidated Financial Statements for the year ended January 31, 2009.
(4)	Amounts reflect cash awards earned under the annual executive incentive plans for fiscal years 2009, 2008 and 2007. The annual incentive bonus for Messrs. Burton and Steinharter were paid out at 100% of their respective annual target bonuses for fiscal year 2008 pursuant to the terms of their employment agreements. The portion of the annual incentive bonus for Mr. Bonvanie that was based on the achievement of EBITA was paid out at 100% of the applicable target bonus amount for fiscal year 2008 pursuant to the terms of his employment offer.
(5)	Amounts include supplemental life insurance premiums for each executive officer and matching 401(k) plan contributions for each executive officer other than Mr. Burton.
(6)	Mr. Burton commenced his employment with the company on March 5, 2007.
(7)	Mr. Bonvanie commenced his employment with the company on June 21, 2007.
(8)	Mr. Malysz commenced his employment with the company on April 10, 2006.
(9)	Effective as of September 1, 2008, Mr. Theobald’s annual base salary was increased to $300,000 per year.
(10)	Mr. Steinharter’s employment with the company commenced on January 1, 2007 and ended as of September 5, 2008.
(11)	Amount includes, in addition to supplemental life insurance premiums and matching 401(k) plan contributions, severance of $103,125 paid through January 31, 2009. Mr. Steinharter is entitled to receive severance in the aggregate amount of $412,500, payable in installments on customary payroll dates over an eighteen month period following termination of employment. For additional information regarding the company’s severance and release agreement with Mr. Steinharter, see “Employment Agreements and Severance and Change of Control Benefits — Agreements with our Former Senior Vice President, Worldwide Field Operations.”

Grants of Plan-Based Awards in Fiscal Year 2009

Name	Grant Date	Potential Future Payouts Under Non-Equity Incentive Plan Awards (1)			Potential Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Executive Officers:
Jeremy Burton	2/20/08	$131,250	$525,000	$1,050,000	—	—	—	—	—	—	—
Robert Pender	2/20/08	$72,500	$290,000	$580,000	—	—	—	—	—	—	—
René Bonvanie	2/20/08	$59,978	$150,000	$250,050
Edward Malysz	2/20/08	$61,750	$130,000	$195,000	—	—	—	—	—	—	—
Carl Theobald (2)	2/20/08	$58,122	$145,625	$242,757	—	—	—	—	—	—	—

Former Executive Officer:
Michael Steinharter	2/20/08	$68,750	$275,000	$550,000	—	—	—	—	—	—	—

(1)	The amounts in these columns represent potential future payouts under the FY2009 Executive Annual Incentive Plan. The Threshold column assumes 85% achievement of all performance metrics, the Target column assumes 100% achievement of all performance metrics and the Maximum column assumes 115% achievement of financial performance metrics and 100% achievement of management objectives. For a discussion of the FY2009 Executive Annual Incentive Plan, see the section entitled “Elements of Our Executive Compensation Program—Annual Cash Compensation.”
(2)	The annual base salary for Mr. Theobald was increased to $300,000 per year effective as of September 1, 2008. Amounts under the column for Potential Future Payouts Under Non-Equity Incentive Plan Awards have been prorated to reflect the resulting increase in his annual target bonus, which is equal to 50% of his annual base salary.

Outstanding Equity Awards at 2009 Fiscal Year-End

	Option Awards						Stock Awards
Name	Grant Date		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Executive Officers:
Jeremy Burton	4/10/2007	(1)	—	1,625,000	$5.15	4/10/2017	—	—	—	—
	4/10/2007	(2)	382,812	492,188	$5.15	4/10/2017	—	—	—	—
Robert Pender	3/1/2002	(3)	233,742	—	$1.25	3/1/2012	—	—	—	—
	8/14/2002	(3)	155,531	—	$1.25	8/14/2012	—	—	—	—
	2/19/2003	(3)	97,278	—	$1.25	2/19/2013	—	—	—	—
	2/24/2004	(3)	42,140	—	$1.25	2/24/2014	—	—	—	—
	5/19/2004	(3)	147,600	—	$1.25	5/19/2014	—	—	—	—
	2/24/2005	(3)	39,466	—	$1.25	2/24/2015	—	—	—	—
	3/10/2006	(4)	—	—	—	—	307,200	$1,059,840	—	—
	3/27/2006	(1)	110,500	994,500	$5.00	3/27/2016	—	—	—	—
	3/27/2006	(2)	421,458	173,542	$5.00	3/27/2016	—	—	—	—
René Bonvanie	8/14/2007	(1)	—	390,000	$5.15	8/14/2017	—	—	—	—
	8/14/2007	(2)	74,375	135,625	$5.15	8/14/2017	—	—	—	—
Edward Malysz	5/17/2006	(1)	10,000	90,000	$5.00	5/17/2016	—	—	—	—
	5/17/2006	(2)	100,000	50,000	$5.00	5/17/2016	—	—	—	—
	10/4/2007	(1)	—	50,000	$5.15	10/4/2017	—	—	—	—
	10/4/2007	(2)	15,625	34,375	$5.15	10/4/2017	—	—	—	—
Carl Theobald	8/18/2004	(3)	246,053	—	$1.25	8/18/2014	—	—	—	—
	2/24/2005	(3)	3,947	—	$1.25	2/24/2015	—	—	—	—
	3/27/2006	(1)	48,750	438,750	$5.00	3/27/2016	—	—	—	—
	3/27/2006	(2)	185,937	76,563	$5.00	3/27/2016	—	—	—	—
Former Executive Officer:
Michael Steinharter	1/18/2007	(2)(5)	118,750	—	$5.09	1/18/2017	—	—	—	—
	1/18/2007	(2)(5)	7,916	—	$5.09	1/18/2017	—	—	—	—

(1)	Performance-based options vest upon the attainment of certain annual or cumulative earnings targets of the company during a five-year fiscal period. For a further discussion regarding performance-based options, see the section entitled “Employment Agreements and Severance and Change of Control Benefits—2006 Stock Incentive Plan.”
(2)

Time-based options vest over four years with 25% vesting on the first anniversary of date of grant and 1/48th vesting each month thereafter. For a further discussion regarding time-based options, see the section entitled “Employment Agreements and Severance and Change of Control Benefits—2006 Stock Incentive Plan.”

(3)	Rollover options were fully vested as of March 10, 2006 in connection with the merger. Rollover options represent stock options of the company existing immediately prior to the merger which were converted into stock options to acquire common stock of the company immediately following the merger. For a further discussion regarding rollover options, see the section entitled “Employment Agreements and Severance and Change of Control Benefits—Rollover Options.”
(4)	Restricted stock fully vests on June 16, 2010, subject to continued employment with the company. For a further discussion regarding restricted stock, see the section entitled “Employment Agreements and Severance and Change of Control Benefits—Restricted Stock Purchase Agreements.” The market value of shares of restricted stock is based on the fair market value of the company’s common stock of $3.45 per share as of January 31, 2009.
(5)	Stock options were cancelled on March 26, 2009 in connection with the termination of Mr. Steinharter’s employment on September 5, 2008.

Option Exercises and Stock Vested

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
Executive Officers:
Jeremy Burton	—	—	—	—
Robert I. Pender (1)	165,570	$750,032	—	—
René Bonvanie	—	—	—	—
Edward Malysz	—	—	—	—
Carl Theobald	—	—	—	—
Former Executive Officer:
Michael Steinharter (2)	—	—	—	—

(1)	On September 2, 2008, the company repurchased vested stock options held by Mr. Pender to acquire 165,570 shares of the company’s common stock pursuant to the terms of the company’s Amended and Restated 1997 Stock Option and Incentive Plan. The company repurchased the vested stock options for a total purchase price of $750,032 based on the fair market value of the company’s common stock of $5.78 per share as of July 31, 2008. As a result of the repurchase of these options, Mr. Pender was paid net proceeds, after deducting the exercise price and applicable taxes, of $481,895.
(2)	Pursuant to the terms of an agreement and release between the company and Mr. Steinharter dated as of September 9, 2008, the company agreed to exercise its call right under the management stockholders agreement dated March 7, 2006 to repurchase 50,000 shares of common stock and vested stock options to acquire 126,666 shares of the company’s common stock that were held by Mr. Steinharter as of his termination date, with payment to be made six months and a day following his termination date based on the fair market value of the company’s common stock on such date. On March 6, 2009, the company repurchased the shares of common stock held by Mr. Steinharter for a purchase price of $172,500 based on the fair market value of the company’s common stock of $3.45 per share as of January 31, 2009. Because the fair market value of the company’s common stock on the date of repurchase was less than the exercise price under the vested stock options held by Mr. Steinharter, no purchase price was paid to Mr. Steinharter for the vested stock options and the options were cancelled effective as of March 6, 2009.

Potential Payments Upon Termination or Change of Control

The tables below reflect the amount of potential payments to each of the Named Executive Officers in the event of termination of employment of the Named Executive Officer. The amounts shown below assume that the termination was effective as of January 31, 2009, and include estimates of the amounts which would be paid to each executive officer upon his termination. The amounts below exclude amounts related to stock options that have vested as of January 31, 2009. The actual amount of any severance or change of control benefits to be paid out to a Named Executive Officer can only be determined at the time of the termination of employment of the Named Executive Officer. For a discussion regarding these severance and change of control benefits, see the sections entitled “Employment Agreements and Severance and Change of Control Benefits—Employment Agreement with our Chief Executive Officer,” “—Employment Agreement with our Chief Financial Officer,” “—Employment Agreements with our Other Executive Officers” and “—Change of Control Agreements.”

Jeremy Burton

Executive Benefits and Payments Upon Termination	Termination Without Cause or Resignation For Good Reason	Termination For Cause or Resignation Without Good Reason	Change of Control or Sale of Business
Compensation:
Base Salary (1)(2)	$1,050,000	$—	$1,050,000
Target Incentive Bonus (3)	1,050,000	—	1,050,000
Stock Options (4)	—	—	—
Benefits:
Health Benefits (2)(5)	48,585	—	48,585
Accrued Vacation Pay (6)	37,860	37,860	37,860

Total:	$2,186,445	$37,860	$2,186,445

(1)	Represents the executive officer’s base salary for a period of 24 months.
(2)	Pursuant to Mr. Burton’s employment agreement with the company, the company’s agreement to provide severance benefits (including base salary, target bonus and health insurance) upon termination without cause or resignation for good reason expired on March 5, 2009.
(3)	Represents the executive officer’s target bonus for a period of 24 months and assumes the change of control occurred on the first day of a fiscal year.
(4)	Represents the excess, if any, of the fair market value of the company’s common stock of $3.45 per share as of January 31, 2009 over the exercise price of unvested stock options existing as of January 31, 2009. For additional information regarding partial and full acceleration of vesting of stock options upon a change of control, see the section entitled “Employment Agreements and Severance and Change of Control Benefits — Change of Control Agreements.”
(5)	Represents the estimated cost of COBRA coverage for the executive officer’s current health coverage benefits for a period of 24 months.
(6)	Represents accrued vacation existing as of January 31, 2009.

Robert Pender

Executive Benefits and Payments Upon Termination	Termination Without Cause or Resignation For Good Reason	Termination For Cause or Resignation Without Good Reason	Change of Control or Sale of Business
Compensation:
Base Salary (1)	$650,000	$—	$650,000
Target Incentive Bonus (2)	—	—	487,500
Stock Options (3)	—	—	1,059,840
Benefits:
Health Benefits (4)	44,213	—	44,213
Accrued Vacation Pay (5)	14,063	14,063	14,063

Total:	$708,276	$14,063	$2,255,616

(1)	Represents the executive officer’s base salary for a period of 24 months. Effective February 1, 2009, Mr. Pender’s base salary was increased to $325,000 per year.
(2)	Represents the executive officer’s target bonus for a period of 24 months and assumes the change of control occurred on the first day of the applicable fiscal period. Effective as of February 1, 2009, Mr. Pender’s annual target bonus was decreased to $243,750.
(3)	For a termination without cause or for good reason, represents the excess, if any, of the fair market value of the company’s common stock of $3.45 per share as of January 31, 2009 over the exercise price of time-based stock options and six months’ of accelerated vesting of unvested time-based stock options existing as of January 31, 2009. For a termination related to a change of control, represents (i) for stock options, the excess, if any, of the fair market value of the company’s common stock of $3.45 per share as of January 31, 2009 over the exercise price of unvested stock options existing as of January 31, 2009, and (ii) for restricted stock, the fair market value of the company’s common stock of $3.45 per share as of January 31, 2009. For additional information regarding partial and full acceleration of vesting of stock options and restricted stock upon a change of control, see the section entitled “Employment Agreements and Severance and Change of Control Benefits — Restricted Stock Purchase Agreement” and “— Change of Control Agreements.”
(4)	Represents the estimated cost of COBRA coverage for the executive officer’s current health coverage benefits for a period of 24 months.
(5)	Represents accrued vacation existing as of January 31, 2009.

René Bonvanie

Executive Benefits and Payments Upon Termination	Termination Without Cause or Resignation For Good Reason	Termination For Cause or Resignation Without Good Reason	Change of Control or Sale of Business
Compensation:
Base Salary (1)	$—	$—	$300,000
Target Incentive Bonus (2)	—	—	150,000
Stock Options (3)	—	—	—
Benefits:
Health Benefits (4)	—	—	22,830
Accrued Vacation Pay (5)	2,885	2,885	2,885

Total:	$2,885	$2,885	$475,715

(1)	Represents the executive officer’s base salary for a period of 12 months.
(2)	Represents the executive officer’s target bonus for a period of 12 months and assumes the change of control occurred on the first day of a fiscal year.
(3)	Represents the excess, if any, of the fair market value of the company’s common stock of $3.45 per share as of January 31, 2009 over the exercise price of unvested stock options existing as of January 31, 2009. For additional information regarding partial and full acceleration of vesting of stock options upon a change of control, see the section entitled “Employment Agreements and Severance and Change of Control Benefits — Change of Control Agreements.”
(4)	Represents the estimated cost of COBRA coverage for the executive officer’s current health coverage benefits for a period of 12 months.
(5)	Represents accrued vacation existing as of January 31, 2009.

Edward Malysz

Executive Benefits and Payments Upon Termination	Termination Without Cause or Resignation For Good Reason	Termination For Cause or Resignation Without Good Reason	Change of Control or Sale of Business
Compensation:
Base Salary (1)	$—	$—	$260,000
Target Incentive Bonus (2)	—	—	130,000
Stock Options (3)	—	—	—
Benefits:
Health Benefits (4)	—	—	22,830
Accrued Vacation Pay (5)	18,750	18,750	18,750

Total:	$18,750	$18,750	$431,580

(1)	Represents the executive officer’s base salary for a period of 12 months.
(2)	Represents the executive officer’s target bonus for a period of 12 months and assumes the change of control occurred on the first day of a fiscal year.
(3)	Represents the excess, if any, of the fair market value of the company’s common stock of $3.45 per share as of January 31, 2009 over the exercise price of unvested stock options existing as of January 31, 2009. For additional information regarding partial and full acceleration of vesting of stock options upon a change of control, see the section entitled “Employment Agreements and Severance and Change of Control Benefits — Change of Control Agreements.”
(4)	Represents the estimated cost of COBRA coverage for the executive officer’s current health coverage benefits for a period of 12 months.
(5)	Represents accrued vacation existing as of January 31, 2009.

Carl Theobald

Executive Benefits and Payments Upon Termination	Termination Without Cause or Resignation For Good Reason	Termination For Cause or Resignation Without Good Reason	Change of Control or Sale of Business
Compensation:
Base Salary (1)	$—	$—	$300,000
Target Incentive Bonus (2)	—	—	150,000
Stock Options (3)	—	—	—
Benefits:
Health Benefits (4)	—	—	22,830
Accrued Vacation Pay (5)	21,635	21,635	21,635

Total:	$21,635	$21,635	$494,465

(1)	Represents the executive officer’s base salary for a period of 12 months.
(2)	Represents the executive officer’s target bonus for a period of 12 months and assumes the change of control occurred on the first day of a fiscal year.
(3)	Represents the excess, if any, of the fair market value of the company’s common stock of $3.45 per share as of January 31, 2009 over the exercise price of unvested stock options existing as of January 31, 2009. For additional information regarding partial and full acceleration of vesting upon a change of control, see the section entitled “Employment Agreements and Severance and Change of Control Benefits — Change of Control Agreements.”

(4)	Represents the estimated cost of COBRA coverage for the executive officer’s current health coverage benefits for a period of 12 months.
(5)	Represents accrued vacation existing as of January 31, 2009.

Michael Steinharter

Executive Benefits and Payments Upon Termination
Severance (1)	$412,500
Stock Options and Common Stock (2)	—
Accrued Vacation Pay	—
Health Benefits	—

Total:	$412,500

(1)	Represents the gross amount of severance payable to Mr. Steinharter over an eighteen month period following the termination of his employment pursuant to the terms of his original employment agreement with the company. The severance benefits were conditioned upon Mr. Steinharter providing a full release of claims in favor of the company and its affiliates and continued compliance with certain restrictive covenants, including non-competition and non-solicitation covenants, during the salary continuation period.
(2)	Pursuant to the terms of an agreement and release between the company and Mr. Steinharter dated as of September 9, 2008, the company agreed to exercise its call right under the management stockholders agreement dated March 7, 2006 to repurchase 50,000 shares of common stock and vested stock options to acquire 126,666 shares of the company’s common stock that were held by Mr. Steinharter as of his termination date, with payment to be made six months and a day following his termination date based on the fair market value of the company’s common stock on such date. On March 6, 2009, the company repurchased the shares of common stock held by Mr. Steinharter for a purchase price of $172,500 based on the fair market value of the company’s common stock of $3.45 per share as of January 31, 2009. Because the fair market value of the company’s common stock on the date of repurchase was less than the exercise price of the vested stock options held by Mr. Steinharter, no purchase price was paid to Mr. Steinharter for the vested stock options and the options were cancelled effective as of March 6, 2009.

Director Compensation

During fiscal year 2009, none of our directors other than Ms. Hackenson and Messrs. Crandall and Davenport received any compensation for services as a director. Mr. Troxel received compensation as an employee for occasionally providing technical services related to the support of our mainframe software products. The following table contains compensation earned by these directors during the fiscal year ended January 31, 2009. For a discussion regarding director compensation, see Item 10, “Director Compensation” above.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards (1) ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Directors:
L. Dale Crandall (2)	$37,500	—	$32,620	—	—	—	$70,120
Timothy Davenport (3)	$18,750	—	$14,777	—	—	—	$33,527
Elizabeth Hackenson (4)	$36,875	—	$35,131	—	—	—	$72,006
Douglas Troxel (5)	$25,000	—	—	—	—	$23,695	$48,695

(1)	Amounts reflect the dollar amount of expense recognized for financial statement reporting purposes in fiscal year 2009 with respect to time-based options awarded in fiscal year 2009 as well as prior years in accordance with FAS 123R. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. Assumptions used in the calculation of these amounts are included in Note 6 to the company’s Consolidated Financial Statements for the year ended January 31, 2009.
(2)	On February 24, 2009, Mr. Crandall was granted a time-based option for 15,000 shares at an exercise price of $3.45 per share as his annual stock option grant under our compensation program for independent directors. The vesting commencement date of the option is November 15, 2008. The option expires ten years from the date of grant and vests fully on the first anniversary of the vesting commencement date. No expense was recognized for financial statement reporting purposes in fiscal year 2009 for this option because the grant date occurred after the end of fiscal year 2009.
(3)

Mr. Davenport was elected as a director of our board of directors on August 29, 2008. Fees earned or paid have been prorated based on Mr. Davenport’s term of service as a director during fiscal year 2009. On August 29, 2008, Mr. Davenport was granted a time-based option for 40,000 shares at an exercise price of $5.78 per share as his initial stock option grant under our compensation program for independent directors. The option expires ten years from the date of grant and vests over four years, as follows: 25% will vest on the first anniversary of the date of grant and 1/48th each month thereafter.

(4)	On August 26, 2008, Ms. Hackenson was granted a time-based option for 15,000 shares at an exercise price of $5.78 per share as her annual stock option grant under our compensation program for independent directors. The option expires ten years from the date of grant and vests fully on the first anniversary of the date of grant.
(5)	Mr. Troxel received a base salary of $25,000, health coverage benefits and a matching 401(k) savings plan contribution, and reimbursement of life insurance premiums in the amount of $20,520. Mr. Troxel did not receive compensation for his services as a director.

Compensation Committee Interlocks and Insider Participation

Our compensation committee is comprised of Messrs. Roux, Morgenfeld and Troxel. Messrs. Roux and Troxel were appointed to the compensation committee in May 2006, and Mr. Morgenfeld was appointed to the compensation committee in February 2009. Mr. Troxel served as our Chief Technology Officer until the completion of the merger in March 2006, and continues to provide technical services related to the support of our mainframe software products. No interlocking relationship exists between any member of our compensation committee and any member of any other company’s board of directors or compensation committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table contains information as of January 31, 2009 with respect to equity compensation plans under which shares of the company’s common stock are authorized for issuance.

	(A)	(B)	(C)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Securities Reflected in Column (A))
Equity compensation plans approved by security holders	12,777,404	$4.58	2,106,014
Equity compensation plans not approved by security holders	—	—	—
Total	12,777,404		2,106,014

(1)	At the time of the merger, certain management participants elected to rollover options to acquire 3,946,529 shares under equity compensation plans that were in effect immediately prior to the merger. The company will not make future grants or awards under these earlier plans. The number of shares to be issued upon the exercise of rollover options outstanding as of January 31, 2009 and the weighted average exercise price of these rollover options are included in Columns A and B. For additional information regarding rollover options, see Item 11, “Employment Agreements and Severance and Change of Control Benefits—Rollover Options.”

Beneficial Ownership

The table below sets forth information regarding the estimated beneficial ownership of the shares of common stock of Serena Software, Inc. as of April 15, 2009. The table sets forth the number of shares beneficially owned, and the percentage ownership, for:

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

Beneficial ownership is determined in accordance with the rules that generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares subject to options held by that person that were exercisable as of April 15, 2009 or will become exercisable within 60 days after such date are deemed outstanding, although the shares are not deemed outstanding for purposes of computing percentage ownership of any other person.

	Shares of Common Stock Beneficially Owned (1)
Name of Beneficial Owner	Number	Percent
Silver Lake funds (2)	66,100,000	67.1%
Douglas D. Troxel (3) (director and former executive officer)	30,825,780	31.3%
L. Dale Crandall (4) (director)	15,000	*
Timothy Davenport (director)	—	*
Elizabeth Hackenson (5) (director)	37,500	*
John R. Joyce (6) (director)	66,100,000	67.1%
Todd Morgenfeld (7) (director)	66,100,000	67.1%
David J. Roux (8) (director)	66,100,000	67.1%
Jeremy Burton (9) (director and executive officer)	473,958	*
René Bonvanie (10) (executive officer)	96,250	*
Edward Malysz (11) (executive officer)	143,333	*
Robert I. Pender, Jr. (12) (executive officer)	1,616,894	1.6%
Carl Theobald (13) (executive officer)	512,031	*
Michael Steinharter (former executive officer)	—	—
All directors and executive officers as a group (thirteen persons)	99,820,746	98.8%

*	less than 1.0%

(1)	Percentage ownership is based on 98,475,613 shares of common stock outstanding as of April 15, 2009, including 307,200 shares of restricted stock.
(2)	Includes (i) 52,441,064 shares of common stock owned by Silver Lake Partners II, L.P. (“SLP II”), (ii) 158,936 shares of common stock held by Silver Lake Technology Investors II, L.P. (“SLTI II”) and (iii) 13,500,000 shares of common stock held by Serena Co-Invest Partners, L.P. (“Serena Co-Invest” and, together with SLP II and SLTI II, the “Silver Lake funds”). SLP II is also the holder of the sole outstanding share of series A preferred stock, which has preferential voting and liquidation rights, as discussed above. Silver Lake Technology Associates II, L.L.C. (“SLTA II”) is the general partner of each of the Silver Lake funds. The address for each of the entities listed in this footnote is c/o Silver Lake Partners, 2775 Sand Hill Road, Suite 100, Menlo Park, California 94025.
(3)	Includes (i) 30,005,780 shares of common stock held by Mr. Troxel as trustee of the Douglas D. Troxel Living Trust and (ii) 820,000 shares of common stock held by Mr. Troxel as trustee of the Change Happens Foundation. Mr. Troxel has the power to vote and dispose of the Change Happens Foundation shares. The address for each of the entities listed in this footnote is c/o Serena Software, Inc., 1900 Seaport Boulevard, Redwood City, California 94063-5587.
(4)	Includes 15,000 shares of common stock issuable pursuant to options that are exercisable or that will become exercisable within 60 days after April 15, 2009.
(5)	Includes 37,500 shares of common stock issuable pursuant to options that are exercisable or that will become exercisable within 60 days after April 15, 2009.
(6)	Mr. Joyce is a managing director of SLTA II. Amounts disclosed for Mr. Joyce are also included above in the amounts disclosed in the table next to “Silver Lake funds.” Mr. Joyce disclaims beneficial ownership in any shares owned directly or indirectly by the Silver Lake funds, except to the extent of any indirect pecuniary interest therein.
(7)	Mr. Morgenfeld is an officer of SLTA II. Amounts disclosed for Mr. Morgenfeld are also included above in the amounts disclosed in the table next to “Silver Lake funds.” Mr. Morgenfeld disclaims beneficial ownership in any shares owned directly or indirectly by the Silver Lake funds, except to the extent of any indirect pecuniary interest therein.
(8)	Mr. Roux is a managing director of SLTA II. Amounts disclosed for Mr. Roux are also included above in the amounts disclosed in the table next to “Silver Lake funds.” Mr. Roux disclaims beneficial ownership in any shares owned directly or indirectly by the Silver Lake funds, except to the extent of any indirect pecuniary interest therein.
(9)	Includes 473,958 shares of common stock issuable pursuant to options that are exercisable or that will become exercisable within 60 days after April 15, 2009.
(10)	Includes 96,250 shares of common stock issuable pursuant to options that are exercisable or that will become exercisable within 60 days after April 15, 2009.
(11)	Includes 143,333 shares of common stock issuable pursuant to options that are exercisable or that will become exercisable within 60 days after April 15, 2009.
(12)	Includes 1,309,694 shares of common stock issuable pursuant to options that are exercisable or that will become exercisable within 60 days after April 15, 2009, and 307,200 shares of restricted stock.
(13)	Includes 512,031 shares of common stock issuable pursuant to options that are exercisable or that will become exercisable within 60 days after April 15, 2009.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Policies and Procedures for Review and Approval of Related Party Transactions

Our board of directors has adopted a written policy and related procedures for the review, approval and ratification of transactions with related persons. The policy requires our audit committee to review and approve or ratify any transaction with a related person, as such term is defined in the instructions to Regulation S-K, Item 404(a), where the company is a party or participant, the amount involved is greater than $120,000, and a related person has a direct or indirect material interest. Management is responsible for maintaining and communicating a list of related persons to key employees with responsibility over transactions, and these employees are required to report potential related party transactions to our General Counsel for preliminary review. If our General Counsel determines that the transaction is a related party transaction requiring review by our audit committee, the General Counsel will report the details of the transaction to our audit committee for review and approval. Our audit committee will also review at each regularly scheduled meeting a report prepared by management which identifies all transactions with related persons during the most recent fiscal quarter.

Certain Relationships and Related Transactions

Since February 1, 2009, there has not been, nor is there currently planned, any transaction or series of similar transactions to which we were or are a party in which the amount involved exceeds $120,000 and in which any director, executive officer or holder of more than 5% of our capital stock or any member of such persons’ immediate families had or will have a direct or indirect material interest, other than agreements and transactions described under Item 10, “Compensation Discussion and Analysis—Employment Agreements and Severance and Change of Control Benefits” and the agreement described under “Silver Lake Management Agreement” below.

Silver Lake Management Agreement

In connection with the signing of the merger agreement with Spyglass Merger Corp., Spyglass Merger Corp. and Silver Lake Management Company, LLC, or the manager, entered into a management agreement pursuant to which the manager will provide consulting and management advisory services to us. Silver Lake Management Company, LLC is an affiliate of the Silver Lake investors. Pursuant to this agreement, the manager received a transaction fee in the amount of $10.0 million payable at completion of the acquisition transaction and will receive an annual fee thereafter of $1.0 million, payable quarterly in advance, and fees as mutually agreed between the manager and the company in connection with future financing, acquisition, disposition and change of control transactions involving the company or its subsidiaries. The manager or its affiliates also received reimbursement for their out-of-pocket expenses incurred by them in connection with the acquisition transaction prior to the completion of the acquisition transaction and will receive reimbursements for their out-of-pocket expenses in connection with the provision of services pursuant to the management agreement. The management agreement also contains customary exculpation and indemnification provisions in favor of the manager and its affiliates. This agreement has a term of seven years, but may be terminated by either party earlier upon certain events, including an initial public offering of our common stock. In connection with any such early termination, we are required to pay certain fees to the manager.

Director Independence

Our board of directors has determined that Ms. Hackenson and Messrs. Crandall and Davenport qualify as independent directors within the meaning of Nasdaq Marketplace Rule 4200-1(a)(15), which is the definition used by the board of directors for determining the independence of its directors. Ms. Hackenson and Messrs. Crandall and Davenport are our only independent directors. Messrs. Joyce and Morgenfeld, who are members of our audit committee, are not independent, none of the members of our compensation committee are independent, and Messrs. Roux and Troxel, who are members of our nominating committee, are not independent. Our board of directors is not comprised of a majority of independent directors, and its committees are not comprised solely of independent directors, because we are a privately held company and not subject to applicable listing standards, the terms of the stockholders agreement require that certain members of our board of directors be comprised of persons affiliated with our company, the Silver Lake investors and the Troxel investors, and the one share of series A preferred stock held by Silver Lake Partners II, L.P. entitles the holder to designate one director with the power to cast one more vote than all votes entitled to be cast by all other directors. For a description of the terms of the stockholders agreement, see Item 10, “Directors, Executive Officers and Corporate Governance—Board Composition.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Auditors’ Fees

The following table shows the fees for professional audit services rendered by KPMG LLP for the audit of our annual financial statements and review of our interim financial statements for fiscal years 2008 and 2009 (in thousands).

Fees	2008	2009
Audit Fees (1)	$1,182	$1,209

(1)	In fiscal year 2008, consists of services rendered in connection with the audit of our annual financial statements ($975,000) and statutory audits ($207,000). In fiscal year 2009, consists of services rendered in connection with the audit of our annual financial statements ($1,000,000) and statutory audits ($209,000).

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

3. Index of Exhibits:

Exhibit No.	Exhibit Description
2.1	Agreement and Plan of Merger between Spyglass Merger Corp. and Serena Software, Inc. dated as of November 11, 2005 (incorporated by reference to Exhibit 2.1 to the registrant’s current report on Form 8-K (file no. 000-25285), filed with the SEC on November 14, 2005)

3.1	Restated Certificate of Incorporation of Serena Software, Inc. (incorporated by reference to Exhibit 3.01 to the registrant’s current report on Form 8-K (file no. 000-25285), filed with the SEC on August 21, 2006)

3.2	Bylaws of Serena Software, Inc. (incorporated by reference to Exhibit 3.02 to the registrant’s current report on Form 8-K (file no. 000-25285), filed with the SEC on August 21, 2006)

4.1	Indenture between Serena Software, Inc., Spyglass Merger Corp. and The Bank of New York, as Trustee dated March 10, 2006 (incorporated by reference to Exhibit 99.B(2) to the registrant’s amended Schedule 13E-3 (file no. 005-58055), filed with the SEC on March 15, 2006)

4.2	Registration Rights Agreement among Serena Software, Inc., Spyglass Merger Corp., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Lehman Brothers Inc. dated March 10, 2006 (incorporated by reference to Exhibit 18 to the amended Schedule 13D (file no. 005-58055), filed by Silver Lake Partners II, L.P. with the SEC on March 16, 2006)

4.3	Form of 10 3/8% Senior Subordinated Note due 2016 (included in Exhibit 4.1)

10.1	Sublease dated December 5, 2007 between Nuance Communications, Inc. and Serena Software, Inc. (for new headquarter facilities located in Redwood City, California (incorporated by reference to Exhibit 10.3 to the registrant’s annual report on Form 10-K (file no. 000-25285), filed with the SEC on April 21, 2008)

10.2	Consent to Sublease dated December 14, 2007 among VII Pac Shores Investors, LLC, Nuance Communications, Inc. and Serena Software, Inc. (for new headquarter facilities located in Redwood City, California) (incorporated by reference to Exhibit 10.4 to the registrant’s annual report on Form 10-K (file no. 000-25285), filed with the SEC on April 21, 2008)

Exhibit No.	Exhibit Description
10.3	Credit Agreement among Spyglass Merger Corp., Serena Software, Inc., Lehman Brothers Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and UBS Securities LLC, as Joint Lead Arrangers and Joint Lead Bookrunners and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Syndication Agent, UBS Securities LLC, as Documentation Agent and the Administrative Agent dated as of March 10, 2006 (incorporated by reference to Exhibit 99.B(3) to the registrant’s amended Schedule 13E-3 (file no. 005-58055), filed with the SEC on March 15, 2006)

10.4	Security Agreement among Spyglass Merger Corp., Serena Software, Inc. and Lehman Commercial Paper Inc., as Collateral Agent dated as of March 10, 2006 (incorporated by reference to Exhibit 10.28 to the registrant’s registration statement on Form S-4 (file no. 333-133641), filed by the registrant with the SEC on April 28, 2006)

10.5	Pledge Agreement among Spyglass Merger Corp., Serena Software, Inc. and Lehman Commercial Paper Inc., as Collateral Agent dated as of March 10, 2006 (incorporated by reference to Exhibit 10.29 to the registrant’s registration statement on Form S-4 (file no. 333-133641), filed by the registrant with the SEC on April 28, 2006)

10.6	Stockholders Agreement among Spyglass Merger Corp., Silver Lake Partners II, L.P., Silver Lake Technology Investors II, L.P., Serena Co-Invest Partners, L.P., Integral Capital Partners VII, L.P., Douglas D. Troxel Living Trust, Change Happens Foundation and Douglas D. Troxel dated as of March 10, 2006 (incorporated by reference to Exhibit 22 to the amended Schedule 13D (file no. 005-58055), filed by Silver Lake Partners II, L.P. with the SEC on March 16, 2006)

10.7	Management Stockholders Agreement, dated as of March 7, 2006, among Spyglass Merger Corp., Silver Lake Partners II, L.P., Silver Lake Technology Investors II, L.P. and the Initial Management Investors named therein (incorporated by reference to Exhibit 23 to the amended Schedule 13D (file no. 005-58055), filed by Silver Lake Partners II, L.P. with the SEC on March 16, 2006)

10.8	Management Agreement between Spyglass Merger Corp. and Silver Lake Technology Management, L.L.C. dated as of November 11, 2005 (incorporated by reference to Exhibit 10.19 to the registrant’s registration statement on Form S-4 (file no. 333-133641), filed by the registrant with the SEC on April 28, 2006)

10.9*	Amended and Restated 1997 Stock Option Plan (incorporated by reference to Exhibit 10.2A to the registrant’s registration statement on Form S-1 (Registration No. 333-67761), filed with the SEC on February 11, 1999)

10.10*	Form of Option Agreement under the Amended and Restated 1997 Stock Option Plan (incorporated by reference to Exhibit 10.2B to the registrant’s registration statement on Form S-1 (Registration No. 333-67761), filed with the SEC on February 11, 1999)

10.11*	Form of Stock Option Buyout under the Amended and Restated 1997 Stock Option Plan (incorporated by reference to Exhibit 10.01 to the registrant’s quarterly report on Form 10-Q (file no. 000-25285), filed by the registrant with the SEC on September 12, 2008)

10.12*	Form of Notice of Exercise under the Amended and Restated 1997 Stock Option Plan (incorporated by reference to Exhibit 10.01 to the registrant’s quarterly report on Form 10-Q (file no. 000-25285), filed by the registrant with the SEC on December 12, 2008)

10.13*	Serena Software, Inc. 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.24 to the registrant’s amended registration statement on Form S-4/A (file no. 333-133641), filed by the registrant with the SEC on July 28, 2006)

10.14*	Form of 2006 Stock Option Grant—Time Options (incorporated by reference to Exhibit 10.25 to the registrant’s registration statement on Form S-4 (file no. 333-133641), filed by the registrant with the SEC on April 28, 2006)

Exhibit No.	Exhibit Description
10.15*	Form of 2006 Stock Option Grant—Time/Performance Options (incorporated by reference to Exhibit 10.26 to the registrant’s registration statement on Form S-4 (file no. 333-133641), filed by the registrant with the SEC on April 28, 2006)

10.16*	Restricted Stock Agreement between Spyglass Merger Corp. and Robert I. Pender, Jr. dated as of March 10, 2006 (incorporated by reference to Exhibit 25 to the amended Schedule 13D (file no. 005-58055), filed by Silver Lake Partners II, L.P. with the SEC on March 16, 2006)

10.17*	Share Subscription Agreement between Serena Software, Inc. and Michael Steinharter dated January 27, 2007 (incorporated by reference to Exhibit 10.24 to the registrant’s annual report on Form 10-K (file no. 000-25285), filed by the registrant with the SEC on April 30, 2007)

10.18*	Employment Agreement between Serena Software, Inc. and Jeremy Burton dated February 11, 2007 (incorporated by reference to Exhibit 10.19 to the registrant’s annual report on Form 10-K (file no. 000-25285), filed by the registrant with the SEC on April 30, 2007)

10.19*	Employment Agreement between Serena Software, Inc. and Robert I. Pender, Jr. dated as of March 10, 2006 (incorporated by reference to Exhibit 10.21 to the registrant’s registration statement on Form S-4 (file no. 333-133641), filed by the registrant with the SEC on April 28, 2006)

10.20*†	Amendment No. 1 to Employment Agreement between Serena Software, Inc. and Robert I. Pender, Jr. dated as of December 31, 2008

10.21*	Employment Agreement between Serena Software, Inc. and Michael Steinharter dated December 11, 2006 (incorporated by reference to Exhibit 10.18 to the registrant’s annual report on Form 10-K (file no. 000-25285), filed by the registrant with the SEC on April 30, 2007)

10.22*	Form of Change in Control Agreement (incorporated by reference to Exhibit 10.18 to the registrant’s annual report on Form 10-K (file no. 000-25285), filed by the registrant with the SEC on April 30, 2007)

10.23*†	Form of Amendment No. 1 to Change in Control Agreement dated as of December 31, 2008

10.24*†	Agreement and Release between Serena Software, Inc. and Michael Steinharter dated September 9, 2008

10.25*	FY 2009 Executive Annual Incentive Plan (incorporated by reference to Exhibit 10.25 to the registrant’s annual report on Form 10-K (file no. 000-25285), filed by the registrant with the SEC on April 21, 2008)

10.26*†	FY 2010 Executive Annual Incentive Plan

12.1†	Statement of Computation of Ratio of Earnings to Fixed Charges

14.1	Financial Code of Ethics (incorporated by reference to Exhibit 14.1 to the registrant’s annual report on Form 10-K (file no. 000-25285), filed by the registrant with the SEC on April 30, 2007)

21.1†	List of Subsidiaries of Serena Software, Inc.

24.1†	Powers of Attorney (included on signature page)

31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1††	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Exhibit Description
32.2††	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or compensatory plan or arrangement.
†	Exhibit is filed herewith.
††	Exhibit is furnished rather than filed, and will not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 1, 2009.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of May 1, 2009.

Signature	Title

/s/ JEREMY BURTON (Jeremy Burton)	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ ROBERT I. PENDER, JR. (Robert I. Pender, Jr.)	Senior Vice President, Finance and Administration, Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ DAVID J. ROUX (David J. Roux)	Director and Chairman of the Board

/s/ L. DALE CRANDALL (L. Dale Crandall)	Director

/s/ ELIZABETH HACKENSON (Elizabeth Hackenson)	Director

/s/ JOHN R. JOYCE (John R. Joyce)	Director

/s/ Todd Morgenfeld (Todd Morgenfeld)	Director

/s/ Timothy Davenport (Timothy Davenport)	Director

/s/ DOUGLAS D. TROXEL (Douglas D. Troxel)	Director

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

SERENA Software, Inc.:

We have audited the accompanying consolidated balance sheets of Serena Software, Inc. and subsidiaries (“the Company”) as of January 31, 2008 and 2009 (Successor), and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for the period from February 1, 2006 to March 9, 2006 (Predecessor), for the period from March 10, 2006 to January 31, 2007 (Successor) and for each of the years in the two-year period ended 2009 (Successor). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Serena Software, Inc. and subsidiaries as of January 31, 2008 and 2009 (Successor), and the results of their operations and their cash flows for the period from February 1, 2006 to March 9, 2006 (Predecessor), for the period March 10, 2006 to January 31, 2007 (Successor) and for each of the years in the two-year period ended 2009 (Successor) in conformity with U.S. generally accepted accounting principles.

As discussed in note 1 to the consolidated financial statements, on March 10, 2006, the Company was acquired by an investment group that included members of management in a merger accounted for as a purchase.

/s/    KPMG LLP

Mountain View, California

May 1, 2009

SERENA SOFTWARE, INC.

SUCCESSOR (SEE NOTE 1 (b))

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	Successor January 31, 2008	Successor January 31, 2009
ASSETS
Current assets
Cash and cash equivalents	$48,304	$115,044
Accounts receivable, net of allowance of $1,027 and $649 at January 31, 2008 and 2009, respectively	39,532	30,461
Deferred taxes, net	9,116	5,301
Prepaid expenses and other current assets	4,943	5,487

Total current assets	101,895	156,293
Property and equipment, net	3,947	5,084
Goodwill	793,344	462,042
Other intangible assets, net	334,149	270,044
Other assets	10,210	8,069

Total assets	$1,243,545	$901,532

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,990	$2,254
Income taxes payable	9,650	12,173
Accrued expenses	23,808	21,812
Accrued interest on term loan and subordinated notes	10,429	9,276
Deferred revenue	73,056	74,499

Total current liabilities	118,933	120,014
Deferred revenue, net of current portion	10,942	7,526
Long-term liabilities	9,196	12,756
Deferred taxes	120,964	85,193
Term loan	320,000	320,000
Revolving term credit facility	—	65,000
Senior subordinated notes	200,000	167,383

Total liabilities	780,035	777,872

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized and no shares issued and outstanding at January 31, 2008 and 2009	—	—
Series A Preferred stock, $0.01 par value; 1 share authorized, issued and outstanding at January 31, 2008 and 2009	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 98,549,945 and 98,537,147 shares issued and outstanding at January 31, 2008 and 2009, respectively	985	985
Additional paid-in capital	513,062	510,379
Accumulated other comprehensive (loss) income	(931)	1,408
Accumulated deficit	(49,606)	(389,112)

Total stockholders’ equity	463,510	123,660

Total liabilities and stockholders’ equity	$1,243,545	$901,532

See accompanying notes to consolidated financial statements.

SERENA SOFTWARE, INC.

PREDECESSOR / SUCCESSOR (SEE NOTE 1 (b))

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	Predecessor	Successor
	Period From February 1, 2006 to March 9, 2006	Period From March 10, 2006 to January 31, 2007	Fiscal Year Ended January 31, 2008	Fiscal Year Ended January 31, 2009
Revenue:
Software licenses	$2,847	$83,673	$78,405	$64,578
Maintenance	13,989	120,616	155,465	161,626
Professional services	2,872	31,294	36,325	34,033

Total revenue	19,708	235,583	270,195	260,237

Cost of revenue:
Software licenses	238	2,497	1,861	1,935
Maintenance	1,375	12,287	15,551	15,626
Professional services	3,035	28,723	33,083	31,824
Amortization of acquired technology	1,786	36,067	35,217	35,370

Total cost of revenue	6,434	79,574	85,712	84,755

Gross profit	13,274	156,009	184,483	175,482

Operating expenses:
Sales and marketing	6,520	65,876	78,318	76,651
Research and development	3,555	32,248	40,384	33,900
General and administrative	1,806	16,878	20,129	15,847
Amortization of intangible assets	1,098	32,541	36,813	36,812
Acquired in-process research and development	—	4,100	—	—
Restructuring, acquisition and other charges	31,916	1,813	2,789	6,077
Goodwill impairment	—	—	—	326,677

Total operating expenses	44,895	153,456	178,433	495,964

Operating (loss) income	(31,621)	2,553	6,050	(320,482)
Interest income	856	3,140	1,928	1,498
Gain on early extinguishment of debt	—	—	—	8,707
Interest expense	(355)	(45,062)	(47,535)	(41,222)
Change in fair value of derivative instrument	—	(1,154)	(7,378)	2,639
Amortization of debt issuance costs	(1,931)	(1,632)	(1,111)	(2,070)

Loss before income taxes	(33,051)	(42,155)	(48,046)	(350,930)
Income tax benefit	(8,335)	(19,659)	(20,936)	(11,424)

Net loss	$(24,716)	$(22,496)	$(27,110)	$(339,506)

See accompanying notes to consolidated financial statements.

SERENA SOFTWARE, INC.

PREDECESSOR / SUCCESSOR (SEE NOTE 1 (b))

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE LOSS

(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Deferred Stock-based Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Stockholders’ Equity
	Shares	Amount
Predecessor company balance as of January 31, 2006	41,380,171	$41	$153,411	$(8,744)	$(4,338)	$160,829	$301,199

Components of comprehensive income:
Net income	—	—	—	—	—	(24,716)	(24,716)
Change in foreign currency translation	—	—	—	—	132	—	132

Total comprehensive (loss)	—	—	—	—	—	—	(24,584)
Common stock options exercised	71,461	—	1,067	—	—	—	1,067
Amortization of stock-based compensation	—	—	—	254	—	—	254
Acceleration of options in the Merger	—	—	17,807	—	—	—	17,807
Fair value in excess of $24.00 per share for options assumed in the Merger	—	—	651	—	—	—	651

Predecessor company balance as of March 9, 2006	41,451,632	$41	$172,936	$(8,490)	$(4,206)	$136,113	$296,394

SERENA SOFTWARE, INC.

PREDECESSOR / SUCCESSOR (SEE NOTE 1 (b))

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE LOSS—(Continued)

(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Deferred Stock-based Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Stockholders’ Equity
	Shares	Amount
Successor company:
Initial investment by Silverlake Partners and management including shares and options assumed	99,113,930	$991	$507,166	$—	$—	$—	$508,157

Components of comprehensive (loss):
Net (loss)	—	—	—	—	—	(22,496)	(22,496)
Change in foreign currency translation	—	—	—	—	(283)	—	(283)

Total comprehensive (loss)	—	—	—	—	—	—	(22,779)
Issuance of common stock	50,000	—	255	—	—	—	255
Repurchase of common stock	(40,000)	—	(204)	—	—	—	(204)
Common stock cancelled	(604,800)	(6)	(498)	—	—	—	(504)
Repurchases of common stock options	—	—	(6,137)	—	—	—	(6,137)
Amortization of stock-based compensation	—	—	7,798	—	—	—	7,798
Tax benefit from employee stock plans	—	—	34	—	—	—	34

Successor company balance as of January 31, 2007	98,519,130	985	508,414	—	(283)	(22,496)	486,620

Components of comprehensive (loss):
Net (loss)	—	—	—	—	—	(27,110)	(27,110)
Change in foreign currency translation	—	—	—	—	(648)	—	(648)

Total comprehensive (loss)	—	—	—	—	—	—	(27,758)
Common stock options exercised	71,707	1	89	—	—	—	90
Repurchase of common stock	(40,892)	(1)	(210)	—	—	—	(211)
Repurchases of common stock options	—	—	(1,136)	—	—	—	(1,136)
Amortization of stock-based compensation	—	—	5,905	—	—	—	5,905

Successor company balance as of January 31, 2008	98,549,945	985	513,062	—	(931)	(49,606)	463,510
Components of comprehensive (loss):
Net (loss)	—	—	—	—	—	(339,506)	(339,506)
Change in foreign currency translation	—	—	—	—	2,339	—	2,339

Total comprehensive (loss)	—	—	—	—	—	—	(337,167)
Common stock options exercised	17,720	—	31	—	—	—	31
Repurchase of common stock	(30,518)	—	(159)	—	—	—	(159)
Repurchases of common stock options	—	—	(1,289)	—	—	—	(1,289)
Amortization of stock-based compensation	—	—	(1,618)	—	—	—	(1,618)
Tax benefit from employee stock plans	—	—	352	—	—	—	352

Successor company balance as of January 31, 2009	98,537,147	$985	$510,379	$—	$1,408	$(389,112)	$123,660

See accompanying notes to consolidated financial statements

SERENA SOFTWARE, INC.

PREDECESSOR / SUCCESSOR (SEE NOTE 1 (b))

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Predecessor	Successor
	Period From February 1, 2006 to March 9, 2006	Period From March 10, 2006 to January 31, 2007	Fiscal Year Ended January 31, 2008	Fiscal Year Ended January 31, 2009
Cash flows from operating activities:
Net loss	$(24,716)	$(22,496)	$(27,110)	$(339,506)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of acquired technology and other intangibles	3,203	71,288	75,214	76,358
Deferred income taxes	(8,962)	(21,139)	(22,274)	(23,612)
Tax benefit from employee stock plans	—	34	—	352
Gain on early extinguishment of debt	—	—	—	(8,707)
Interest expense on term credit facility and subordinated notes, net of interest paid	355	9,681	519	(1,154)
Fair market value adjustment on the interest rate swap	—	1,154	7,378	(2,639)
Amortization and write-off of debt issuance costs	1,931	1,632	1,111	2,070
Stock-based compensation	18,712	7,295	5,905	(1,618)
Acquired in-process research and development	—	4,100	—	—
Acquisition, restructure and other charges	(1,059)	(14,097)	(1,685)	(500)
Goodwill impairment	—	—	—	326,677
Changes in operating assets and liabilities:
Accounts receivable	2,328	(5,924)	1,362	9,071
Prepaid expenses and other assets	116	(200)	(160)	(473)
Accounts payable	(431)	148	(278)	264
Income taxes payable	627	1,494	(2,178)	3,424
Accrued expenses	12,236	13	(2,562)	(1,578)
Deferred revenue	1,736	15,935	5,597	(1,973)

Net cash provided by operating activities	6,076	48,918	40,839	36,456

Cash flows provided by (used in) investing activities:
Capital expenditures	(221)	(3,440)	(3,719)	(3,922)
Capital expenditures for internal use software	—	—	—	(5,783)
Sales of short-term and long-term investments	59,163	42,541	12	—
Cash paid in acquisitions, net of cash received	(171)	(20,178)	(377)	(1,948)
Cash paid in the Silver Lake Partners transaction, including direct transaction costs	—	(847,035)	—	—
Sale of restricted investments	—	3,260	—	—

Net cash provided by (used in) investing activities	58,771	(824,852)	(4,084)	(11,653)

Cash flows provided by (used in) financing activities:
Common stock repurchased under stock repurchase plans	—	(204)	(211)	(159)
Repurchase of option rights under employee stock option plan	—	—	(1,138)	(1,364)

SERENA SOFTWARE, INC.

PREDECESSOR / SUCCESSOR (SEE NOTE 1 (b))

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(In thousands)

	Predecessor	Successor
	Period From February 1, 2006 to March 9, 2006	Period From March 10, 2006 to January 31, 2007	Fiscal Year Ended January 31, 2008	Fiscal Year Ended January 31, 2009
Proceeds from the sale of common stock under employee stock purchase plan and other plans	—	255	—	—
Exercise of stock options under employee stock option plan	1,067	—	90	31
Equity contributions from Silver Lake Partners and management	—	335,816	—	—
Debt issue costs paid	—	(15,648)	—	—
Principal borrowings under the term credit facility and senior subordinated notes	—	600,000	—	65,000
Principal payments under the term credit facility and senior subordinated notes, net of gains on early extinguishment of debt	—	(25,000)	(55,000)	(23,910)
Payments on convertible subordinated notes, including conversion premium	—	(237,899)	—	—

Net cash provided by (used in) financing activities	1,067	657,320	(56,259)	39,598

Effect of exchange rate changes on cash	132	(283)	(647)	2,339

Net increase (decrease) in cash and cash equivalents	66,046	(118,897)	(20,151)	66,740
Cash and cash equivalents at beginning of period	121,306	187,352	68,455	48,304

Cash and cash equivalents at end of period	$187,352	$68,455	$48,304	$115,044

Supplemental disclosures of cash flow information:
Income taxes paid, net of refunds	$—	$(48)	$1,494	$5,031

Interest expense paid	$—	$35,188	$46,998	$42,245

Non-cash investing and financing activity:
Non-cash consideration payable to shareholders in acquisitions	$—	$779	$263	$132

Fair value of common stock issued in the Silver Lake Partners transaction, including estimated fair value of options assumed and fair value in excess of cash paid on the acceleration of options	$—	$508,157	$—	$—

See accompanying notes to condensed consolidated financial statements

SERENA SOFTWARE, INC.

PREDECESSOR / SUCCESSOR (SEE NOTE 1 (b))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended January 31, 2007, 2008 and 2009

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

(b)    Merger and Change in Basis of Accounting

On November 11, 2005, Spyglass Merger Corp. (“Spyglass”) and Serena entered into an Agreement and Plan of Merger (the “Agreement and Plan of Merger”), pursuant to which, among other things, Spyglass merged with and into Serena (the “Merger”), and Serena was the surviving corporation. The Merger was completed on March 10, 2006. Upon completion of the Merger, each share of Serena Common Stock issued and outstanding immediately prior to the effective time of the Merger (other than shares held in the treasury of Serena, owned by Spyglass or any direct or indirect wholly owned subsidiary of Spyglass or Serena that was not an employee benefit trust or held by stockholders who were entitled to and who properly exercised appraisal rights under Delaware law) was converted into the right to receive $24.00 in cash, without interest. In addition, in connection with the Merger, a certain stockholder, who is one of our directors and who prior to the Merger was also an executive officer of Serena, exchanged equity interests in Serena, which were valued for purposes of such exchange at approximately $154.1 million, for equity investments in the surviving corporation. Also in connection with the Merger, certain members of Serena’s management team made equity investments in the surviving corporation through retention of their stock options and restricted stock or the acquisition of common stock in the surviving corporation. None of Serena’s existing $220 million of Notes converted to Serena common stock prior to completion of the transaction. In accordance with the indenture provisions and upon proper notice of conversion, all of Serena’s pre-existing $220 million of Notes have been exchanged for cash in an amount of $24.00 for each share of Serena common stock into which the Notes were convertible prior to the consummation of the Merger.

Also on the closing date of the Merger, the surviving corporation borrowed $400.0 million under a new senior secured credit facility, and issued $200.0 million in principal amount of 10.375% senior subordinated notes due 2016.

(c)    Reclassification

A reclassification of certain capitalized internal use software costs from property and equipment, net to other intangible assets, net has been made to prior year balances in order to conform to the January 31, 2009 presentation. Such reclassification had no impact on operating income in any period reported.

SERENA SOFTWARE, INC.

PREDECESSOR / SUCCESSOR (SEE NOTE 1 (b))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2007, 2008 and 2009

(1)    Description of Business and Summary of Significant Accounting Policies—(Continued)

(d)    Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Serena has prepared the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America.

(e)    Foreign Currency Translation

The functional currencies of the Company’s foreign subsidiaries are for the most part the British Pound in the UK and the Euro in Europe, and to a lesser extent, other currencies including the Swiss Franc, Swedish Krona and Danish Krone in Europe, and the Singapore Dollar, Australian Dollar, Japanese Yen, Indian Rupee and South-Korean Won in Asia and the Pacific Rim. These foreign subsidiaries’ financial statements are translated using current exchange rates for balance sheet accounts and average rates during the period for income statement accounts. Translation adjustments are recorded as components of comprehensive income or loss in the consolidated statements of stockholders’ equity. Foreign currency transaction gains and losses are included in operating expenses, and have not been material to date.

(f)    Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. As of January 31, 2008 and 2009, cash equivalents consisted of commercial paper and money market funds.

The Company has classified its investments as “available-for-sale.” These investments are carried at fair value, based on quoted market prices, and unrealized gains and losses are recorded as components of comprehensive income or loss in the consolidated statements of stockholders’ equity. Investments deemed to be other-than-temporarily impaired would be recorded as other losses in the consolidated statements of operations. Historically, unrealized losses have been insignificant and the Company has not characterized any of its investments as other-than-temporarily impaired. Realized gains and losses upon sale or maturity of these investments are determined using the specific identification method and are recorded as other income or loss in the consolidated statements of operations.

Interest income consists principally of earnings generated from interest-bearing accounts held by the Company.

Cash equivalents consist of securities with original maturities of three months or less.

SERENA SOFTWARE, INC.

PREDECESSOR / SUCCESSOR (SEE NOTE 1 (b))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2007, 2008 and 2009

(1)    Description of Business and Summary of Significant Accounting Policies—(Continued)

Cash and cash equivalents consisted of the following as of January 31, 2008 and 2009 (in thousands):

	Successor			Successor
	As of January 31, 2008			As of January 31, 2009
	Cost	Unrealized Losses	Cost	Cost	Unrealized Losses	Market
Cash and Cash Equivalents:
Cash	$25,484	$—	$25,484	$26,039	$—	$26,039
Money Market Funds	22,820	—	22,820	89,005	—	89,005

	$48,304	$—	$48,304	$115,044	$—	$115,044

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

	Balance at Beginning of Period	Additions- Charges to Expenses	(a) Deductions & Write- offs	Balance at End of Period
Predecessor
Period from February 1, 2006 through March 9, 2006:
Allowance for doubtful accounts	$1,151	$—	$—	$1,151
Successor
Period from March 10, 2006 through January 31, 2007:
Allowance for doubtful accounts	$1,151	$175	$(479)	$847
Year Ended January 31, 2008:
Allowance for doubtful accounts	$847	$297	$(117)	$1,027
Year Ended January 31, 2009:
Allowance for doubtful accounts	$1,027	$134	$(512)	$649

(a)	Deductions related to the allowance for doubtful accounts represent amounts written off against the allowance.

(h)    Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, generally three to five years.

(i)    Goodwill and Other Intangible Assets

Goodwill represents the excess of cost over the fair value of net assets of businesses acquired. The Company accounts for goodwill and certain intangible assets after an acquisition is completed in accordance with FASB Statement No. 142, “Goodwill and Other Intangible Assets.” Pursuant to SFAS No. 142, goodwill and intangible

SERENA SOFTWARE, INC.

PREDECESSOR / SUCCESSOR (SEE NOTE 1 (b))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2007, 2008 and 2009

(1)    Description of Business and Summary of Significant Accounting Policies—(Continued)

assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with FASB Statement No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”

Acquired technologies are being amortized over periods ranging from 1.5 years to 5 years and the amortization expense associated with acquired technologies is reflected in cost of revenue in the consolidated statements of operations.

Other intangible assets are being amortized over periods ranging from 3 years to 8 years and the amortization expense associated with other intangible assets is reflected in operating expenses in the consolidated statements of operations. Other intangible assets also include certain capitalized internal use software costs.

Capitalized Software Costs—For website development costs and the development costs related to the Company’s on-demand application services, the Company follows the guidance of Emerging Issues Task Force (“EITF”) Issue No. 00-2, Accounting for Web Site Development Costs (“EITF 00-2”), and EITF No. 00-3, Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware (“EITF 00-3”). EITF 00-2 sets forth the accounting for website development costs based on the website development activity. EITF 00-3 sets forth the accounting for software in a hosting arrangement. As such, the Company follows the guidance set forth in The American Institute of Certified Public Accountants (“AICPA”) Statement of Position 98-1 (“SOP 98-1”) “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” for costs incurred for computer software developed or obtained for internal use. SOP 98-1 requires companies to capitalize qualifying computer software costs, which are incurred during the application development stage. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. The Company capitalized $5.8 million of costs in the fiscal year ended January 31, 2009. The Company has also capitalized certain other costs totaling $1.7 million and $0.0 million in fiscal 2008 and 2009, respectively, associated with computer software it has acquired for internal use. These capitalized costs will be amortized on a straight line basis over the expected useful life of the software, ranging from three to five years, beginning on the date the application becomes available for its intended use.

(j)    Impairment or Disposal of Long-lived Assets

In accordance with SFAS No. 144, long-lived assets, such as property, plant and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet.

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

SERENA SOFTWARE, INC.

PREDECESSOR / SUCCESSOR (SEE NOTE 1 (b))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2007, 2008 and 2009

(1)    Description of Business and Summary of Significant Accounting Policies—(Continued)

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

(n)    Fair Value of Financial Instruments

The fair value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, senior secured term loan and revolving term credit facility approximate their respective carrying amounts.

The estimated fair values of certain of our long-term debt obligations, based on quoted market prices, as of January 31, 2008 and 2009 are as follows:

	Carrying Amount	Fair Value
	(In thousands)
As of January 31, 2008:
10.375% Senior Subordinated Notes due 2016	$200,000	$191,500
As of January 31, 2009:
10.375% Senior Subordinated Notes due 2016	$167,383	$97,082

SERENA SOFTWARE, INC.

PREDECESSOR / SUCCESSOR (SEE NOTE 1 (b))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2007, 2008 and 2009

(1)    Description of Business and Summary of Significant Accounting Policies—(Continued)

Financial instruments that potentially subject us to credit risk consist of cash and cash equivalents, and trade accounts receivable. We maintain the majority of our cash and cash equivalents balances with recognized financial institutions which follow our investment policy. We have not experienced any significant losses on these investments to date. One of the most significant credit risks is the ultimate realization of accounts receivable. This risk is mitigated by (i) ongoing credit evaluation of our customers, and (ii) frequent contact with our customers, especially our most significant customers, thus enabling us to monitor current changes in business operations and to respond accordingly. We generally do not require collateral for sales on credit. We consider these concentrations of credit risks in establishing our allowance for doubtful accounts.

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

(p)    Revenue Recognition

The Company recognizes revenue in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions,” and recognizes revenue when all of the following criteria are met as set forth in paragraph 8 of SOP 97-2: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the fee is fixed or determinable and (4) collectibility is probable. Serena defines each of these four criteria as follows:

Persuasive evidence of an arrangement exists. It is Serena’s customary practice to have a written contract, which is signed by both the customer and Serena, or a purchase order or purchase authorization from those customers whose standard practice is to employ such instruments.

Delivery has occurred. Serena’s software is physically or electronically delivered to the customer. If an arrangement includes undelivered products or services that are essential to the functionality of the delivered product, delivery is not considered to have occurred until these essential products or services are delivered.

The fee is fixed or determinable. Serena’s policy is to not provide customers the right to a refund of any portion of their license fees paid. The Company’s customary payment terms require customers to pay at least 80% of the license fee within one year or less. With respect to these arrangements where 20% or less of the arrangement fee is due beyond one year, the Company considers these arrangements to be fixed and determinable since such arrangements are standard business practice and the Company has a history of successful collections without making concessions. Arrangements with payment terms extending beyond these customary payment terms are considered not to be fixed or determinable, and revenues from such arrangements are recognized as payments become due and payable.

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

SERENA SOFTWARE, INC.

PREDECESSOR / SUCCESSOR (SEE NOTE 1 (b))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2007, 2008 and 2009

(1)    Description of Business and Summary of Significant Accounting Policies—(Continued)

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

(q)    Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123 — revised 2004 (“SFAS

SERENA SOFTWARE, INC.

PREDECESSOR / SUCCESSOR (SEE NOTE 1 (b))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2007, 2008 and 2009

(1)    Description of Business and Summary of Significant Accounting Policies—(Continued)

123R”), “Share-Based Payment.” Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the fair value of the award over the requisite service period, which is the vesting period. The Company has elected the graded-vesting attribution method for recognizing stock-based compensation expense over the requisite service period for each separately vesting tranche of awards as though the awards were, in substance, multiple awards. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro forma disclosures.

(r)    Derivative Instruments

The Company accounts for derivative instruments in accordance with the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Certain Hedging Activities” (“SFAS 133”), as amended by Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS 133” (“SFAS 138”), Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”) and Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (“SFAS 157”). See Note 10 of notes to our consolidated financial statements for additional information regarding the adoption of SFAS 157 and the Company’s fair value measurement of its derivative instrument. The Company utilizes certain derivative instruments to enhance its ability to manage risk relating to interest rate exposure. Derivative instruments are entered into for periods consistent with the related underlying exposures and are not entered into for speculative purposes. The Company documents all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking various hedge transactions. In the second fiscal quarter ended July 31, 2006, the Company entered into an interest rate swap transaction to effectively convert the variable interest rate on a portion of its $400.0 million senior secured term loan to a fixed rate. The swap, which expires on April 10, 2010, is recorded on the balance sheet at fair value in accordance with SFAS 133 and SFAS 157. The swap has not been designated as an accounting hedge and accordingly, changes in the fair value of the derivative are recognized in the statement of operations. The notional amount of the swap was $250.0 million initially and amortizes down over time to $126.0 million at the time the swap transaction expires on April 10, 2010. Under the terms of the swap, the company will make interest payments based on a fixed rate equal to 5.38% and will receive interest payments based on the LIBOR setting rate, set in arrears.

(s)    Segment Reporting

Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information” establishes standards for the manner in which public companies report information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The method for determining what information to report is based on the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance. The Company’s chief operating decision-maker is considered to be the Company’s chief executive officer (“CEO”). The CEO reviews financial information presented on an entity level basis accompanied by disaggregated information about revenues by product type and certain information about geographic regions for purposes of making operating

SERENA SOFTWARE, INC.

PREDECESSOR / SUCCESSOR (SEE NOTE 1 (b))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2007, 2008 and 2009

(1)    Description of Business and Summary of Significant Accounting Policies—(Continued)

decisions and assessing financial performance. The entity level financial information is identical to the information presented in the accompanying consolidated statements of operations. All of the Company’s products perform similar functions, and therefore the Company only has one group of similar products and services. Therefore, the Company has determined that it operates in a single operating and reportable segment: enterprise change management software.

Geographic information

	Predecessor	Successor
	Period From February 1, 2006 to March 9, 2006	Period From March 10, 2006 to January 31, 2007	Fiscal Year Ended January 31, 2008	Fiscal Year Ended January 31, 2009
Revenues:
United States of America:
Software licenses	$1,804	$53,641	$48,600	$37,646
Maintenance and professional services	11,312	101,915	129,868	133,252

Total United States of America	13,116	155,556	178,468	170,898

Europe and Asia:
Software licenses	1,043	30,032	29,805	26,932
Maintenance and professional services	5,549	49,995	61,922	62,407

Total Europe and Asia	6,592	80,027	91,727	89,339

Total	$19,708	$235,583	$270,195	$260,237

The Company operates in the United States of America, Europe and the Asia Pacific region. In general, revenues are attributed to the country in which the contract originates.

	Successor As of January 31,
	2008	2009
	(In thousands)
Property and equipment:
United States of America	$2,831	$4,302
Europe	1,116	782

Total	$3,947	$5,084

Major customers

No customer accounted for 10% or more of consolidated revenues in fiscal 2007, 2008 or 2009.

(t)    Advertising

Advertising costs are expensed as incurred. Advertising expense is included in sales and marketing expense and amounted to $0.5 million, $6.0 million, $6.1 million and $6.1 million in the predecessor period from February 1, 2006 to March 9, 2006, the successor period from March 10, 2006 to January 31, 2007, and fiscal 2008 and fiscal 2009, respectively.

SERENA SOFTWARE, INC.

PREDECESSOR / SUCCESSOR (SEE NOTE 1 (b))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2007, 2008 and 2009

(1)    Description of Business and Summary of Significant Accounting Policies—(Continued)

(u)    Recently Issued Accounting Standards

In October 2008, the Financial Accounting Standards Board (“FASB’) issued an additional FASB Staff Position that clarifies the application of SFAS No. 157 in a market that is not active. The Company has adopted the required provisions of SFAS No. 157 beginning in the first quarter of fiscal 2009. The adoption of the required provisions of SFAS No. 157 did not have a material impact on the Company’s financial position, results of operations or cash flows. See Note 10 of notes to our consolidated financial statements for additional information regarding the adoption of this Statement. The adoption of the deferred provisions of SFAS No. 157 will have an effect on the Company’s consolidated financial position and results of operations in the event the Company is required to measure any of its nonfinancial assets or liabilities at fair value.

In February 2008, the FASB issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions,” and FSP FAS 157-2, “Effective Date of FASB Statement No. 157.” FSP FAS 157-1 removes leasing from the scope of SFAS No. 157, “Fair Value Measurements.” FSP FAS 157-2 delays the effective date of SFAS No. 157 from 2008 to 2009 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). See Note 10 of notes to our consolidated financial statements for further discussion regarding SFAS No. 157 and fair value measurements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP (the GAAP hierarchy). This Statement will not have a material effect on the Company’s consolidated results of operations or financial position.

In April 2008, the FASB issued Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets.” FSP No. 142-3 amends the guidance in FASB Statement No. 142, “Goodwill and Other Intangible Assets (as amended),” for estimating useful lives of recognized intangible assets and requires additional disclosures related to renewing or extending the terms of a recognized intangible asset. In estimating the useful life of a recognized intangible asset, FSP No. 142-3 requires companies to consider their historical experience in renewing or extending similar arrangements together with the asset’s intended use, regardless of whether the arrangements have explicit renewal or extension provisions. FSP No. 142-3 is effective for fiscal years beginning after December 15, 2008, and is to be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements are to be applied prospectively to all intangible assets acquired subsequent to January 31, 2009.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133.” This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for fiscal years and interim periods beginning after November 15, 2008. This Statement, when adopted, will have no effect on the Company’s consolidated results of operations and financial position. With the adoption of this Statement, the Company will provide the enhanced disclosures about derivative instruments and hedging activities as required.

SERENA SOFTWARE, INC.

PREDECESSOR / SUCCESSOR (SEE NOTE 1 (b))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2007, 2008 and 2009

(1)    Description of Business and Summary of Significant Accounting Policies—(Continued)

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

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted this Interpretation effective February 1, 2007. See Note 7 of notes to our consolidated financial statements for further information regarding this standard and the impact of its adoption on the Company’s consolidated results of operations or financial position.

(2)    Property and Equipment

Property and equipment, with economic useful lives ranging from three years to seven years, consisted of the following (in thousands):

	Successor
	As of January 31,
	2008	2009
Computers and equipment	$13,155	$13,214
Furniture and fixtures	2,169	3,356

	15,324	16,570
Less: accumulated depreciation	11,377	11,486

	$3,947	$5,084

(3)    Goodwill and Other Intangible Assets

(a)    Goodwill:

The Company accounts for goodwill and certain intangible assets after an acquisition is completed in accordance with SFAS No. 142. As such, goodwill and other indefinite life intangible assets are not amortized but instead are periodically tested for impairment. The annual impairment test required by SFAS No. 142 is performed in the fourth fiscal quarter each year and has been performed in each of the fourth quarters of fiscal years 2007, 2008 and 2009. Goodwill and other indefinite life intangible assets are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. Factors the Company considers important that could trigger an impairment review include, but are not limited to, significant under-performance

SERENA SOFTWARE, INC.

PREDECESSOR / SUCCESSOR (SEE NOTE 1 (b))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2007, 2008 and 2009

(3)    Goodwill and Other Intangible Assets—(Continued)

relative to expected, historical or projected future operating results, significant changes in the manner of the Company’s use of acquired assets or the strategy for the Company’s overall business, or significant negative economic trends. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. This determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting unit and compares it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill.

The Company completed this test during the fourth quarters of fiscal year 2007 and 2008 and did not record an impairment loss on goodwill in either of those fiscal years.

In the fourth quarter of fiscal 2009, the Company performed its annual goodwill impairment testing on its single reporting unit. The Company used the two part test required by SFAS 142. First, to identify potential impairment, the Company compared the fair value of the reporting unit to its carrying value, including goodwill. To assist management in determining the estimated fair value of the Company’s reporting unit, the Company engaged an external valuation specialist to perform a valuation as of January 31, 2009. In estimating the fair value of the Company’s reporting unit as of January 31, 2009, the external valuation firm employed a two-step approach that used a combination of both income and market based approaches in order to determine fair value. The income approach utilized projected future cash flows of the Company while the market approach was based on company comparables and similar transactions. This analysis resulted in management concluding that goodwill was impaired, which required the Company to proceed with the second step of testing.

In the second step of testing, the amount of the goodwill impairment was determined by using an estimate of what the purchase consideration for the Company might be in a theoretical sale of the Company. The Company used income and market based approaches in this step, which again involved engaging an independent valuation firm in a discounted cash flow analysis and a valuation analysis of intangible and tangible assets. These analyses also required management to make assumptions and estimates and review relevant industry and market data. As a result of the testing, the Company recorded a non-cash goodwill impairment charge in the amount of $326.7 million as of January 31, 2009.

Prior to the annual goodwill impairment testing as of January 31, 2009, the Company also considered whether to test goodwill for impairment in the third quarter of fiscal 2009 as a result of the general weakening of the worldwide economy, a continued slowdown in IT spending and a decline in the Company’s license revenue which all accelerated in the third quarter of fiscal 2009. In the quarter ended October 31, 2008, the Company performed Step 1 of the goodwill impairment test required by SFAS No. 142 by comparing the fair value of the reporting unit, which is the Company, to its carrying value. Because the fair value exceeded the carrying value of the reporting unit, the Company was not required to proceed to Step 2 for the goodwill impairment calculation. The Company used a combination of the market approach based on comparable company revenue and EBITDA multiples and a discounted cash flow approach to calculate the fair value of the reporting unit.

Significant assumptions and estimates are made when determining if the Company’s goodwill has been impaired or if there are indicators of impairment. The Company bases its estimates on assumptions that it believes to be reasonable, but actual future results may differ from those estimates as the assumptions used by the Company are inherently unpredictable and uncertain. These estimates include estimates of future market growth and trends, forecasted revenue and costs, expected periods of asset utilization, appropriate discount rates and

SERENA SOFTWARE, INC.

PREDECESSOR / SUCCESSOR (SEE NOTE 1 (b))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2007, 2008 and 2009

(3)    Goodwill and Other Intangible Assets—(Continued)

other variables. If industry and economic conditions continue to deteriorate, the Company may be required to assess goodwill impairment before the fourth quarter of fiscal 2010, which could result in additional impairment charges.

The change in the carrying amount of goodwill for the fiscal years ended January 31, 2008 and 2009 is as follows (in thousands):

Successor company balance as of January 31, 2007	$801,770
Purchase accounting adjustment with respect to the release of certain tax reserves related to Merant	(1,516)
Purchase accounting adjustments to goodwill associated with the Merger and other acquisitions	(6,910)

Successor company balance as of January 31, 2008	793,344
Purchase accounting adjustment with respect to the release of certain pre-acquisition tax reserves and valuation allowances	(4,625)
Impairment of enterprise goodwill	(326,677)

Successor company balance as of January 31, 2009	$462,042

(b)    Other Intangible Assets:

Other intangible assets are comprised of the following (in thousands):

	Successor As of January 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Acquired technology	$178,186	$(71,375)	$106,811
Customer relationships	278,900	(65,966)	212,934
Trademark / Trade name portfolio	14,300	(3,388)	10,912
Capitalized software	7,104	(3,612)	3,492

Total	$478,490	$(144,341)	$334,149

SERENA SOFTWARE, INC.

PREDECESSOR / SUCCESSOR (SEE NOTE 1 (b))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2007, 2008 and 2009

(3)    Goodwill and Other Intangible Assets—(Continued)

	Successor As of January 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Acquired technology	$181,910	$(106,745)	$75,165
Customer relationships	278,900	(100,981)	177,919
Trademark / Trade name portfolio	14,300	(5,185)	9,115
Capitalized software	12,818	(4,973)	7,845

Total	$487,928	$(217,884)	$270,044

Estimated amortization expense:
For year ended January 31, 2010	$75,487
For year ended January 31, 2011	74,194
For year ended January 31, 2012	43,752
For year ended January 31, 2013	36,408
For year ended January 31, 2014	36,300
Thereafter	3,903

Total	$270,044

As of January 31, 2009, the weighted average remaining amortization period for acquired technology is 23 months; trademark/trade name portfolio is 61 months; customer relationships is 61 months and capitalized software is 18 months. The total weighted average remaining amortization period for all identifiable intangible assets is 46 months. For the Predecessor company, the aggregate amortization expense of acquired technology was $1.8 million in the period from February 1, 2006 through March 9, 2006. For the Predecessor company, the aggregate amortization expense of other intangible assets was $1.1 million in the period from February 1, 2006 through March 9, 2006. For the Successor company, the aggregate amortization expense of acquired technology was $36.1 million, $35.2 million and $35.4 million in the Successor period from March 10, 2006 through January 31, 2007 and the fiscal years ended January 31, 2008 and 2009, respectively. For the Successor company, the aggregate amortization expense of other intangible assets was $32.5 million, $36.8 million and $36.8 million in the Successor period from March 10, 2006 through January 31, 2007 and fiscal years ended January 31, 2008 and 2009, respectively. There were no impairment charges in fiscal year 2007, 2008 or 2009.

SERENA SOFTWARE, INC.

PREDECESSOR / SUCCESSOR (SEE NOTE 1 (b))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2007, 2008 and 2009

(4)    Accrued Expenses

(a)    Total Accrued Expenses

Total accrued expenses consisted of the following (in thousands):

	Successor
	As of January 31,
	2008	2009
Management incentive bonuses and commissions	$6,346	$5,683
Payroll-related items	5,129	5,258
Royalties	1,519	144
Acquisition consideration payable	263	132
Acquisition-related and restructuring charges and accruals	271	46
Other	10,280	10,549

	$23,808	$21,812

(b)    Acquisition-Related Charges and Accruals

The Successor company’s total acquisition-related and restructuring accrual is predominantly associated with the Merger in March 2006 and the Predecessor company’s acquisition of Merant in April 2004, and to a lesser extent, four smaller technology acquisitions in March 2005, March 2006, October 2006 and September 2008.

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

With respect to the Predecessor company’s smaller technology acquisition in March 2005 and the Successor company’s smaller technology acquisitions in March 2006, October 2006 and September 2008, the Company recorded $0.1 million, $0.1 million, $0.5 million and $0.2 million in legal and other acquisition-related costs, respectively.

SERENA SOFTWARE, INC.

PREDECESSOR / SUCCESSOR (SEE NOTE 1 (b))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2007, 2008 and 2009

(4)    Accrued Expenses—(Continued)

In aggregate, the Successor Company accrued $0.0 million and $0.2 million in costs associated with acquisition-related and restructuring activities during the fiscal years ended January 31, 2008 and 2009, respectively, and paid $1.4 million and $0.4 million in acquisition-related and restructuring charges, respectively. The nature of the acquisition-related and restructuring charges and the amounts paid and accrued as of January 31, 2007, 2008 and 2009, which are included in accrued expenses, are summarized as follows (in thousands):

	Severance, payroll taxes and other employee benefits	Facilities closures	Legal and other acquisition- related costs	Total acquisition- related and restructuring charges and accruals
Predecessor company balances as of January 31, 2006	$500	$155	$2,739	$3,394
Activity during the Predecessor period from February 1, 2006 through March 9, 2006:
Accrued	553	—	13,006	13,559
Paid	(172)	(2)	(885)	(1,059)

Predecessor company balances as of March 9, 2006	881	153	14,860	15,894
Activity during the Successor period from March 10, 2006 through January 31, 2007 after assuming the Predecessor’s March 9, 2006 balances:
Accrued	10	201	366	577
Paid	(727)	(40)	(13,330)	(14,097)
Adjustments (1)	—	—	(289)	(289)

Successor company balances as of January 31, 2007	164	314	1,607	2,085
Activity during the Successor fiscal year ended January 31, 2008
Accrued	—	—	—	—
Paid	(118)	(384)	(906)	(1,408)
Adjustments (2)	(46)	341	(701)	(406)

Successor company balances as of January 31, 2008	—	271	—	271
Activity during the Successor fiscal year ended January 31, 2009
Accrued	—	—	163	163
Paid	—	(310)	(117)	(427)
Adjustments	—	39	—	39

Successor company balances as of January 31, 2009	$—	$—	$46	$46

(1)	Purchase accounting adjustments recorded in the third fiscal quarter ended October 31, 2006 totaled $0.2 million and were the result of finalizing certain acquisition-related estimates associated with the Merger. Purchase accounting adjustments recorded in the fourth fiscal quarter ended January 31, 2007 totaled $0.1 million and were the result of finalizing certain acquisition-related estimates associated with a smaller technology acquisition in March 2006.
(2)

Purchase accounting adjustments recorded in the fiscal year ended January 31, 2008 totaled $0.4 million and were the result of finalizing certain acquisition-related estimates associated with the Merger, and to a lesser

SERENA SOFTWARE, INC.

PREDECESSOR / SUCCESSOR (SEE NOTE 1 (b))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2007, 2008 and 2009

(4)    Accrued Expenses—(Continued)

extent, finalizing certain acquisition-related estimates associated with the Pacific Edge, Merant and Apptero acquisitions.

Acquisition-related and restructuring accruals at January 31, 2008 and 2009 totaling $0.3 million and $46 thousand, respectively, are reflected in accrued expenses in the Company’s consolidated balance sheets.

(c)    Restructuring Charges and Accruals:

On October 30, 2008, in response to the general weakening of the worldwide economy, an expected continued slowdown in IT spending and a decline in the Company’s license revenue, the Company announced and began to execute a plan to reduce its workforce by approximately 10%, or 92 positions, affecting all parts of the organization. The Company has realized and expects to continue to realize cost savings going forward as a result of this restructuring and other cost saving initiatives. This restructuring is substantially complete, and in connection with these actions, the Company recorded restructuring charges in the second half of the fiscal year ended January 31, 2009 consisting principally of severance, payroll taxes and other employee benefits totaling $2.1 million and legal and other miscellaneous costs totaling $0.1 million. The nature of the restructuring charges and the amounts paid and accrued as of January 31, 2009 are summarized as follows (in thousands):

	Severance, payroll taxes and other employee benefits	Legal and other miscellaneous	Total restructuring charges and accruals
Balances as of January 31, 2008	$—	$—	$—
Accrued in the second half of the fiscal year ended January 31, 2009	2,081	134	2,215
Paid in the second half of the fiscal year ended January 31, 2009	(1,802)	(134)	(1,936)

Balances as of January 31, 2009	$279	$—	$279

Restructuring accruals at January 31, 2008 and 2009 totaling $0.0 million and $0.3 million, respectively, are reflected in accrued expenses in the Company’s consolidated balance sheets.

(5) Mergers	and Acquisitions

Spyglass Merger Corp.

In connection with the signing of the merger agreement, Spyglass and Silver Lake Management Company, L.L.C., or the manager, entered into a management agreement pursuant to which the manager will provide consulting and management advisory services to the Company. Silver Lake Management Company, L.L.C. is an affiliate of the Silver Lake investors. Pursuant to this agreement, the manager received a transaction fee in the amount of $10.0 million payable at completion of the acquisition transactions. The transaction fee was treated as an acquisition cost. Also pursuant to this agreement, the manager receives an annual fee thereafter of $1.0 million, payable quarterly in advance, and fees as mutually agreed between the manager and the Company

SERENA SOFTWARE, INC.

PREDECESSOR / SUCCESSOR (SEE NOTE 1 (b))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2007, 2008 and 2009

(5) Mergers	and Acquisitions—(Continued)

in connection with future financing, acquisition, disposition and change of control transactions involving the Company or its subsidiaries. The management agreement also contains customary exculpation and indemnification provisions in favor of the manager and its affiliates. This agreement has a term of seven years, but may be terminated by either party earlier upon certain events, including an initial public offering of the Company’s common stock. In connection with any such early termination, the Company is required to pay certain fees to the manager.

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

In connection with the Merger, the Successor company recorded $795.0 million in goodwill. The goodwill is not expected to be deductible for tax purposes. The primary factor that contributed to a purchase price that resulted in recognition of a significant amount of goodwill was the cash premium paid to public shareholders as a result of the large installed base that generates a profitable and steady maintenance stream and thereby allowed the company to leverage the new equity investment. The primary reason for the Merger was to allow management to have a longer term outlook for business by taking the Company private.

The total purchase price was $1,019.2 million and consisted of a combination of cash and stock as follows (in thousands):

Cash paid	$826,396
Shares assumed based on the common stock fair value on the closing date	155,510
Fair value of options assumed	16,497
Direct transaction costs	20,750

Total purchase price of acquisition	$1,019,153

The initial allocation of the purchase price was as follows (in thousands):

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

SERENA SOFTWARE, INC.

PREDECESSOR / SUCCESSOR (SEE NOTE 1 (b))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2007, 2008 and 2009

(5) Mergers	and Acquisitions—(Continued)

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

The unaudited financial information in the table below summarizes the results of operations of the Predecessor and Successor companies, on a pro forma basis, as though the Merger had occurred as of February 1, 2005. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the Merger had taken place on February 1, 2005 or of results that may occur in the future. The pro forma financial information for the fiscal year ended January 31, 2007 includes amortization of acquired technologies, amortization of other intangible assets and amortization of stock-based compensation related to the Merger of $39.8 million, $36.4 million, and $7.5 million, respectively. Restructuring costs and acquired in-process research and development costs associated with the Merger have been excluded as they would not have been part of the results of operations for the fiscal year ended January 31, 2007 that would have been achieved if the Merger had taken place on February 1, 2005.

SERENA SOFTWARE, INC.

PREDECESSOR / SUCCESSOR (SEE NOTE 1 (b))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2007, 2008 and 2009

(5) Mergers	and Acquisitions—(Continued)

The unaudited pro forma financial information for the fiscal year ended January 31, 2007 is as follows (in thousands):

Fiscal Year Ended January 31, 2007
Total revenue	$255,291
Operating income	$2,834
Net loss	$(30,390)

Projity Incorporated

On September 12, 2008, the Company acquired Projity Incorporated, a Nevada corporation and provider of open source and on demand project management solutions. The acquisition was accounted for using the purchase method of accounting, and accordingly, the results of operations of Projity are included in the Company’s consolidated financial statements from September 12, 2008.

With the acquisition of Projity, the Company added OpenProj, an open source desktop project management software and Project-ON-Demand, a SaaS-based project management software, to its product portfolio. OpenProj and Project-ON-Demand complement the Company’s existing strategy to provide solutions for project and portfolio management, or PPM.

The Company acquired 100% of Projity’s outstanding common stock. The total estimated purchase price was $2.0 million and consisted of cash consideration of $1.8 million and acquisition costs of $0.2 million. The total allocation of the estimated purchase price to the fair value of tangible net liabilities assumed and intangible assets was $0.2 million and $3.7 million, respectively, all net of $1.5 million allocated to deferred tax liability. The purchase price allocation is preliminary and subject to the Company finalizing its valuation of the acquired intangibles. The Company’s operating results on a pro forma basis giving effect to the Projity acquisition would not have differed materially from its historical operating results.

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

With the acquisition of Pacific Edge, the Company added Mariner, a PPM product, to its existing solution set. Mariner complements Serena’s existing strategy, which provides for Application Lifecycle Management (“ALM”).

The Company acquired 100% of Pacific Edge’s outstanding common stock in acquiring all of its assets and assuming all of its liabilities. The total estimated purchase price was $16.5 million and consisted of cash consideration of $16.0 million and acquisition costs of $0.5 million. The initial allocation of purchase price to the fair value of tangible net assets assumed, intangible assets and goodwill was $1.2 million, $9.2 million and $9.7

SERENA SOFTWARE, INC.

PREDECESSOR / SUCCESSOR (SEE NOTE 1 (b))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2007, 2008 and 2009

(5) Mergers	and Acquisitions—(Continued)

million, respectively, all net of $3.6 million allocated to deferred tax liability. The Company’s operating results on a pro forma basis giving effect to the Pacific Edge acquisition would not have differed materially from its historical operating results.

(6) Stock-Based	Compensation

Effective February 1, 2006, the Company adopted the provisions of SFAS 123R. See Note 1(q) of notes to our consolidated financial statements for a description of Serena’s adoption of SFAS 123R.

Restricted Stock Purchase Agreements

In connection with the consummation of the Merger, the Company entered into a restricted stock agreement, dated as of March 10, 2006, with Mr. Pender, the Company’s Chief Financial Officer. Pursuant to this agreement, Mr. Pender was issued 307,200 shares of the Company’s common stock. The award is unvested and subject to the executive’s continued employment with Serena through June 16, 2010. In addition, if Serena is subject to a “change in control” (as defined in the agreements) while the executive remains an employee of Serena, the remaining unvested shares will immediately vest in full.

2006 Stock Incentive Plan

Following the completion of the Merger, Serena established a new stock incentive plan, the 2006 Stock Incentive Plan (the “2006 Plan”), which governs, among other things, the grant of options, restricted stock bonuses, and other forms of share-based payments covering shares of Serena’s common stock to its employees (including officers), directors and consultants. Shares of Serena common stock representing 12% of outstanding common stock on a fully diluted basis as of the date of the Merger is reserved for issuance under the 2006 Plan. Each award under the 2006 Plan will specify the applicable exercise or vesting period, the applicable exercise or purchase price, and such other terms and conditions as deemed appropriate. Stock options granted under the 2006 Plan are either “time options” that will vest and become exercisable over a four-year period or “time and performance options” that will vest based on the achievement of certain performance targets over a five-year period following the date of grant. All options granted under the 2006 Plan will expire not later than ten years from the date of grant, but generally will terminate earlier upon termination of employment. In the event of a sale of substantially all of the assets of Serena, or a merger or acquisition of Serena, the board of directors may provide that awards granted under the 2006 Plan will be cashed out, continued, replaced with new awards that substantially preserve the terms of the original awards, or terminated, with acceleration of vesting of the original awards determined at the discretion of the board of directors.

As of January 31, 2009, a total of 13,515,536 shares of common stock were reserved for issuance upon the exercise of stock options and for the future grant of stock options or awards under the 2006 Plan.

SERENA SOFTWARE, INC.

PREDECESSOR / SUCCESSOR (SEE NOTE 1 (b))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2007, 2008 and 2009

(6) Stock-Based	Compensation—(Continued)

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

As of January 31, 2009, total unrecognized compensation costs related to unvested stock options and restricted stock awards was $10.9 million. Unvested stock options are expected to be recognized over a period of 4 to 5 years and restricted stock awards are expected to be recognized over a period of 4 years.

The fair value of each stock option grant under the stock option plans is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the fiscal years ended January 31, 2008 and 2009.

Stock Option Plans
Fiscal Year Ended January 31,
	2008	2009
Expected life (in years)	4.0 to 5.0	4.0 to 5.0
Risk-free interest rate	3.1% to 4.7%	2.5% to 3.1%
Volatility	29% to 48%	25% to 33%

With respect to the amounts determined under SFAS No. 123R, as set forth above, Serena’s expected volatility is based on the combination of historical volatility of the Company’s common stock and the Company’s peer group’s common stock over the period commensurate with the expected life of the options. To assist

SERENA SOFTWARE, INC.

PREDECESSOR / SUCCESSOR (SEE NOTE 1 (b))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2007, 2008 and 2009

(6)    Stock-Based Compensation—(Continued)

management in determining the estimated fair value of the Company’s common stock, the Company engaged an external valuation specialist to perform a valuation as of January 31, 2009. In estimating the fair value of the Company’s common stock as of January 31, 2009, the external valuation firm employed a two-step approach that first estimated the fair value of the Company as a whole, and then allocated the enterprise value to the Company’s common stock. The risk-free interest rates are derived from the average U.S. Treasury constant maturity rates during the period, which approximate the rate in effect at the time of grant for the respective expected term. The expected terms are based on the observed and expected time to post-vesting exercise or cancellation of options. Serena does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero. Under SFAS 123R, Serena estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses forecasted projections to estimate pre-vesting option forfeitures and records stock-based compensation expense only for those awards that are expected to vest.

General Stock Option Information

The following table sets forth the summary of option activity under our stock option programs for the Successor fiscal years ended January 31, 2008 and 2009:

	Options Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price
Balances as of January 31, 2007	4,958,036	10,905,267	$4.21
Granted	(4,895,000)	4,895,000	$5.15
Exercised	—	(467,960)	$2.41
Cancelled	884,913	(884,913)	$5.01

Balances as of January 31, 2008	947,949	14,447,394	$4.53
Granted	(657,500)	657,500	$5.45
Exercised	—	(505,970)	$2.61
Expired	—	(5,955)	$8.40
Cancelled	1,815,565	(1,815,565)	$5.07

Balances as of January 31, 2009	2,106,014	12,777,404	$4.58

Information regarding the stock options outstanding at January 31, 2009 is summarized as follows:

Range of Exercise Price	Number Outstanding (1)	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable (1)	Weighted Average Exercise Price
$1.25	1,696,445	4.30 years	$1.25	1,696,445	$1.25
$5.00	5,659,495	6.86 years	$5.00	2,184,280	$5.00
$5.09	316,956	4.66 years	$5.09	181,611	$5.09
$5.15	4,462,008	8.26 years	$5.15	699,202	$5.15
$5.20	357,500	9.14 years	$5.20	1,041	$5.20
$5.78	285,000	9.57 years	$5.78	—	$—

	12,777,404	7.08 years	$4.58	4,762,579	$3.69

(1)	The table shows options without consideration of expected forfeitures. The Company estimates its forfeiture rate to be approximately 2%.

SERENA SOFTWARE, INC.

PREDECESSOR / SUCCESSOR (SEE NOTE 1 (b))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2007, 2008 and 2009

(6) Stock-Based	Compensation—(Continued)

The aggregate intrinsic value of options outstanding and options exercisable as of January 31, 2009 was $3.7 million and $3.7 million, respectively.

General Restricted Stock Information

	Non-Vested Shares	Weighted Average Grant Date Fair Value
Balances as of January 31, 2007	307,200	$5.00

Balances as of January 31, 2008	307,200	$5.00

Balances as of January 31, 2009	307,200	$5.00

Stock-based compensation expense for the fiscal years ended January 31, 2007, 2008 and 2009 is as follows (in thousands):

	Predecessor		Successor
	Period From February 1, 2006 to March 9, 2006	Period From March 10, 2006 to January 31, 2007	Fiscal Year Ended January 31, 2008	Fiscal Year Ended January 31, 2009 (2)
Cost of maintenance	$1	$192	$114	$(48)
Cost of professional services	2	252	152	(119)

Stock-based compensation in cost of revenue	3	444	266	(167)

Sales and marketing	27	2,671	2,098	(1,046)
Research and development	12	1,451	884	(399)
General and administrative	212	2,729	2,657	(6)
Restructuring, acquisition and other charges (1)	18,457	—	—	—

Stock-based compensation in operating expenses	18,708	6,851	5,639	(1,451)

Total stock-based compensation	$18,711	$7,295	$5,905	$(1,618)

(1)	Represents stock-based compensation expense from the acceleration of unvested stock options and unvested restricted stock resulting from the merger.
(2)	In the fourth quarter of fiscal 2009, the Company determined that the performance condition on certain performance-based options were improbable of achievement. This resulted in the reversal of all previously recorded stock-based compensation expense on such options totaling $5.1 million.

SERENA SOFTWARE, INC.

PREDECESSOR / SUCCESSOR (SEE NOTE 1 (b))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2007, 2008 and 2009

(7)    Income Taxes

Income from continuing operations before income taxes related to foreign operations was $13.6 million, $10.7 million and $15.6 million in fiscal 2007, 2008 and 2009, respectively. The expense (benefit) for income taxes consisted of the following (in thousands):

	Predecessor		Successor
	Period From February 1, 2006 to March 9, 2006	Period From March 10, 2006 to January 31, 2007	Fiscal Year Ended January 31, 2008	Fiscal Year Ended January 31, 2009
Current:
Federal	$(82)	$(195)	$97	$6,354
State	17	40	36	1,420
Foreign	692	1,635	1,205	4,414

	627	1,480	1,338	12,188

Deferred:
Federal	(7,114)	(16,780)	(19,303)	(20,096)
State	(1,848)	(4,359)	(4,747)	(3,964)
Foreign	—	—	1,776	448

	(8,962)	(21,139)	(22,274)	(23,612)

Total income tax benefit	$(8,335)	$(19,659)	$(20,936)	$(11,424)

The Company’s effective tax rate differs from the statutory federal income tax rate of 35% for fiscal 2007, 2008 and 2009 primarily due to the following (in thousands):

	Predecessor		Successor
	Period From February 1, 2006 to March 9, 2006	Period From March 10, 2006 to January 31, 2007	Fiscal Year Ended January 31, 2008	Fiscal Year Ended January 31, 2009
Tax expense (benefit) at federal statutory rate	$(15,068)	$(14,753)	$(16,879)	$(122,826)
Research and experimentation credit	—	(351)	(733)	(840)
State tax, net of federal effect	—	(4,011)	(2,830)	(1,761)
Foreign export sales benefit	—	(123)	—	—
Foreign rate differential	—	(2,437)	(1,130)	8
Change in reserves	—	—	380	349
In-process research and development	—	1,435	—	—
Acquisition expense	6,344	—	—	—
Impairment of goodwill	—	—	—	114,337
Other	389	581	256	(691)

Total income tax benefit	$(8,335)	$(19,659)	$(20,936)	$(11,424)

SERENA SOFTWARE, INC.

PREDECESSOR / SUCCESSOR (SEE NOTE 1 (b))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2007, 2008 and 2009

(7)    Income Taxes—(Continued)

The cumulative amount of unremitted foreign earnings that are considered to be permanently invested outside the United States and on which no U.S. taxes have been provided were approximately $13.6 million, $27.3 million and $37.8 million in fiscal 2007, 2008 and 2009, respectively. If the Company was to remit these earnings, foreign tax credits may become available under current law to reduce the resulting U.S. income tax liability. However, determination of the U.S. income tax liability if such amounts were remitted is not practicable.

The Company’s net deferred tax assets (liabilities) are summarized as follows (in thousands):

	Successor As of January 31,
	2008	2009
Deferred tax assets:
Allowance for doubtful accounts	$190	$131
Accrued expenses	518	550
Deferred revenue	3,364	4,397
State taxes	4,868	4,297
Long lived assets acquired in a business combination, net	1,471	939
NOL and tax credits carryforward	17,842	14,134
Other	2,525	4,321

Gross deferred tax assets	30,778	28,769
Valuation allowance	(7,791)	(767)

Net deferred tax assets	22,987	28,002

Deferred tax liabilities:
Long lived assets acquired in a business combination, net	(130,471)	(102,910)
Property and equipment, net	(533)	(1,122)
Other	(3,831)	(3,862)

Total deferred tax liabilities	(134,835)	(107,894)

Net deferred tax liabilities	$(111,848)	$(79,892)

The Company recorded a valuation allowance of $7.8 million and $0.8 million at January 31, 2008 and January 31, 2009, respectively. The valuation allowance increased $3.9 million and $0.1 million for the years ended January 31, 2007 and 2008, respectively, and decreased $7.0 million for the year ended January 31, 2009. The Company has concluded that it is more likely than not that the Company will not realize the benefit from the deferred tax assets related to certain acquired federal and state net operating loss carryforwards. If released, $0.8 million of the valuation allowance at January 31, 2009 would be credited to goodwill.

At January 31, 2009, the Company had U.S. federal and state net operating loss carryforwards of approximately $17.0 million and $7.1 million, respectively. The U.S. federal and state losses will begin expiring in 2020 and 2017, respectively, if not utilized. The Company’s net operating losses are limited by the annual limitations described in Section 382 of the Internal Revenue Code. At January 31, 2009, the Company had no U.S. federal tax credit carryforwards and it had state tax credit carryforwards of approximately $1.6 million. The state research and development credit carryforwards will carryforward indefinitely. At January 31, 2009, the Company also had foreign tax credits of $2.7 million, which will begin expiring in 2016

SERENA SOFTWARE, INC.

PREDECESSOR / SUCCESSOR (SEE NOTE 1 (b))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2007, 2008 and 2009

(7)    Income Taxes—(Continued)

The adoption of FIN 48 did not have an effect on the Company’s financial position and the Company’s historical policy of classifying interest and penalties related to unrecognized tax benefits as part of the Company’s income tax provision in its consolidated statement of operations remained unchanged. The Company had total federal, state and foreign unrecognized tax benefits of $11.7 million and $10.7 million, including interest of $2.0 million and $2.1 million at January 31, 2008 and January 31, 2009, respectively. Of the total unrecognized tax benefits, $1.8 million and $2.4 million, if recognized, would reduce the Company’s effective tax rate in the period of recognition for the respective years.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

	Total Gross Unrecognized Tax Benefits, Excluding Interest
	Fiscal 2008	Fiscal 2009
Balance at beginning of year	$8,750	$9,781
Increases related to current year tax positions	976	374
Increases related to prior year tax positions	1,056	11
Decreases related to prior year tax positions	(112)	(16)
Decreases related to lapsing of statute of limitations	(889)	(1,261)
Decreases related to settlements with taxing authorities	—	(314)

Balance at end of year	$9,781	$8,575

The Company files tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The statute of limitations on our federal and major state tax return filings remains open for the years ended January 31, 2006 through January 31, 2008. The statute of limitations on U.K. income tax filings remains open for the years ended January 31, 1999 through January 31, 2008. Over the next twelve months, the Company expects a decrease of $3.2 million in its unrecognized tax benefits as a result of expiring statutes and audit settlements.

SERENA SOFTWARE, INC.

PREDECESSOR / SUCCESSOR (SEE NOTE 1 (b))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2007, 2008 and 2009

(8)    Commitments and Contingencies

(a)    Leases and debt

The Company has non-cancelable operating lease agreements for office space that expire between calendar 2009 and 2012. Minimum payments including operating leases and debt for the five succeeding years as of January 31, 2009, are as follows (in thousands):

	Successor
	Payment Due by Period (2)
	Total	Fiscal year ended January 31,					Thereafter
		2010	2011	2012	2013	2014
Operating lease obligations	$10,572	$4,666	$3,751	$1,859	$296	$—	$—
Credit Facility:
Senior secured term loan due March 10, 2013	320,000	—	—	—	—	320,000	—
Revolving term credit facility due March 10, 2012	65,000	—	—	—	65,000	—	—
Senior subordinated notes due March 15, 2016	167,383	—	—	—	—	—	167,383
Scheduled interest on debt (1)	169,334	29,478	29,478	27,570	27,298	18,607	38,903

	$732,289	$34,144	$33,229	$29,429	$92,594	$338,607	$204,286

(1)	Scheduled interest on debt is calculated through the instruments due date and assumes no principal paydowns or borrowings. Scheduled interest on debt includes the seven year senior secured term loan due March 10, 2013 at an annual rate of 3.10375%, which is the rate in effect as of January 31, 2009, the fully drawn six year term credit facility due March 10, 2012 at an annual rate of 3.35375%, which is the rate in effect as of January 31, 2009, and the ten year senior subordinated notes due March 15, 2016 at the stated annual rate of 10.375%.
(2)	This table excludes the Company’s unrecognized tax benefits and derivative instrument totaling $10.7 million and $5.9 million, respectively, as of January 31, 2009 since the Company has determined that the timing of payments with respect to these liabilities cannot be reasonably estimated.

SERENA SOFTWARE, INC.

PREDECESSOR / SUCCESSOR (SEE NOTE 1 (b))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2007, 2008 and 2009

(8)    Commitments and Contingencies—(Continued)

Rent expense was $0.5 million, $5.1 million, $6.4 million and $6.6 million for the predecessor period February 1, 2006 to March 9, 2006, the successor period March 10, 2006 to January 31, 2007, and the fiscal years ended January 31, 2008 and 2009, respectively.

(b)    Licensing and Other Agreements

The Company has commitments under licensing agreements that provide for payments based on revenues of certain products. For the predecessor period from February 1, 2006 to March 9, 2006, successor period from March 10, 2006 to January 31, 2007, and fiscal years ended January 31, 2008 and 2009, the Company’s fees paid or accrued under these license agreements were $0.2 million, $2.0 million, $1.4 million and $0.9 million, respectively.

(c)    Customer Indemnification

From time to time, the Company agrees to indemnify its customers against liability if the Company’s products infringe a third party’s intellectual property rights. As of January 31, 2009, the Company was not subject to any pending litigation alleging that the Company’s products infringe the intellectual property rights of any third parties.

(9)    Debt

Debt as of January 31, 2008 and 2009 consists of the following (in thousands):

	Successor As of January 31,
	2008	2009
Senior secured term loan, due March 10, 2013, two-month LIBOR plus 2.00%	$320,000	$320,000
Revolving term credit facility, due March 10, 2012, two-month LIBOR plus 2.25%	—	65,000
Senior subordinated notes, due March 15, 2016, 10.375%	200,000	167,383

Total long-term debt	520,000	552,383
Less current portion	—	—

Total long-term debt, less current portion	$520,000	$552,383

Senior Secured Credit Agreement

In connection with the consummation of the Merger, the Successor Company entered into a senior secured credit agreement pursuant to a debt commitment we obtained from affiliates of the initial purchasers of our senior subordinated notes (“the Credit Facility”).

General.    The borrower under the Credit Facility initially was Spyglass Merger Corp. and immediately following completion of the Merger became Serena. The Credit Facility provides for (1) a seven-year term loan in the amount of $400.0 million, which will amortize at a rate of 1.00% per year on a quarterly basis for the first six and three-quarters years after the closing date of the Merger, with the balance paid at maturity, and (2) a six-year revolving Credit Facility that permits loans in an aggregate amount of up to $75.0 million, which includes a letter of Credit Facility and a swing line facility. In addition, subject to certain terms and conditions, the Credit Facility provides for one or more uncommitted incremental term loan or revolving credit facilities in

SERENA SOFTWARE, INC.

PREDECESSOR / SUCCESSOR (SEE NOTE 1 (b))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2007, 2008 and 2009

(9)    Debt—(Continued)

an aggregate amount not to exceed $150.0 million. Proceeds of the term loan on the initial borrowing date were used to partially finance the Merger, to refinance certain indebtedness of Serena and to pay fees and expenses incurred in connection with the Merger. Proceeds of the revolving Credit Facility have been and any incremental facilities will be used for working capital and general corporate purposes of the Company and its restricted subsidiaries.

In the quarters ended July 31, 2006, April 30, 2007 and January 31, 2008, the Company made discretionary principal payments on the $400 million senior secured term loan totaling $25 million, $30 million and $25 million, respectively.

The revolving term credit facility bears an annual commitment fee of 0.50% on the undrawn portion of that facility commencing on the date of execution and delivery of the senior secured credit agreement. As a result of the Company borrowing $65.0 million under the revolving term Credit Facility in the fiscal quarter ended October 31, 2008 and LCPI becoming a defaulting lender due to its failure to fund its loan commitment, the annual commitment fee of 0.50% will not be payable pursuant to the terms of the senior secured credit agreement until all or a portion of the loans under the revolving Credit Facility are repaid.

Senior Subordinated Notes

The Company has outstanding $167.4 million principal amount of senior subordinated notes, which bear interest at a rate of 10.375%, payable semi-annually on March 15 and September 15, and which mature on March 15, 2016. Each of our domestic subsidiaries that guarantees the obligations under the Company’s senior secured credit agreement will jointly, severally and unconditionally guarantee the notes on an unsecured senior subordinated basis. The Company does not have any domestic subsidiaries and, accordingly, there are no guarantors. The notes are the Company’s unsecured, senior subordinated obligations, and the guarantees, if any, will be unsecured, senior subordinated obligations of the guarantors. The notes are subject to redemption at the Company’s option under terms and conditions specified in the indenture related to the notes, and may be redeemed at the option of the holders at 101% of their face amount, plus accrued and unpaid interest, upon certain change of control events.

In the fiscal quarters ended July 31, 2008 and January 31, 2009, the Company repurchased, in eight separate privately negotiated transactions, an aggregate of $32.6 million of principal amount of its original outstanding $200.0 million senior subordinated notes. The repurchases resulted in a gain of $8.7 million from the extinguishment of debt in the fiscal quarters ended July 31, 2008 and January 31, 2009.

In March 2009, subsequent to the most recent fiscal year ended January 31, 2009, the Company repurchased, in four separate privately negotiated transactions, an aggregate of $8.9 million of principal amount of its original outstanding $200.0 million senior subordinated notes. The repurchases will result in a gain of $3.6 million from the extinguishment of debt in the first fiscal quarter ending April 30, 2009.

Subordinated Convertible Notes

On December 15, 2003, the Company issued an aggregate principal amount of $220.0 million of its 1.5% Convertible Subordinated Securities due 2023, or the convertible subordinated notes, in a private placement. The Company pays interest on June 15 and December 15 of each year. The first interest payment was made on June 15, 2004. Prior to the consummation of the Merger, the convertible subordinated notes were convertible under certain conditions into shares of Serena common stock at an initial conversion rate of 45.0577 shares per

SERENA SOFTWARE, INC.

PREDECESSOR / SUCCESSOR (SEE NOTE 1 (b))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2007, 2008 and 2009

(9)    Debt—(Continued)

$1,000 principal (representing an initial conversion price of approximately $22.194 per share), subject to certain adjustments. Upon the consummation of the Merger, the convertible subordinated notes became convertible into $24.00 per share of Serena common stock into which such notes were convertible prior to the Merger. As of January 31, 2009, none of the convertible subordinated notes were outstanding.

Debt Covenants

The subordinated notes and the Credit Facility contain various covenants including limitations on additional indebtedness, capital expenditures, restricted payments, the incurrence of liens, transactions with affiliates and sales of assets. In addition, the Credit Facility requires the Company to comply with certain financial covenants, including leverage and interest coverage ratios and capital expenditure limitations. The Company was in compliance with all of the covenants of the Credit Facility as of January 31, 2009.

The Company’s senior secured credit agreement requires the Company to maintain a consolidated Adjusted EBITDA to consolidated interest expense ratio of a minimum of 1.75x at the end of the fiscal year ending January 31, 2009 and 2.00x by the end of the fiscal year ending January 31, 2010. Consolidated interest expense is defined in the senior secured credit agreement as consolidated cash interest expense less cash interest income and is further adjusted for certain non-cash interest expenses and other items. The Company is also required to maintain a consolidated total debt to consolidated Adjusted EBITDA ratio of a maximum of 6.00x at the end of the fiscal year ending January 31, 2009, 5.50x by the end of the fiscal year ending January 31, 2010 and 5.00x by the end of the fiscal year ending January 31, 2011. Consolidated total debt is defined in the senior secured credit agreement as total debt other than certain indebtedness and is reduced by the amount of cash and cash equivalents on our consolidated balance sheet in excess of $5.0 million. As of January 31, 2009, our consolidated total debt was $442.3 million, consisting of total debt other than certain indebtedness totaling $552.4 million, net of cash and cash equivalents in excess of $5.0 million totaling $110.1 million. Failure to satisfy these ratio requirements would constitute a default under the senior secured credit agreement. If the Company’s lenders failed to waive any such default, our repayment obligations under the senior secured credit agreement could be accelerated, which would also constitute a default under the indenture governing the senior subordinated notes.

The Company’s ability to incur additional debt and make certain restricted payments under the indenture governing the senior subordinated notes, subject to specified exceptions, is tied to an Adjusted EBITDA to fixed charges ratio of at least 2.0x, except that we may incur certain debt and make certain restricted payments and certain permitted investments without regard to the ratio, such as the Company’s ability to incur up to an aggregate principal amount of $625.0 million under our senior secured credit agreement (inclusive of amounts outstanding under our senior secured credit agreement from time to time; as of January 31, 2009, we had $320.0 million outstanding under our term loan and $65.0 million under our revolving credit facility), to acquire persons engaged in a similar business that become restricted subsidiaries and to make other investments equal to the greater of $25.0 million or 2% of our consolidated assets. Fixed charges is defined in the indenture governing the senior subordinated notes as consolidated interest expense less interest income, adjusted for acquisitions, and further adjusted for non-cash interest expense.

(10)    Fair Value Measurement

As described in Notes 1(r) and 1(u) of notes to our consolidated financial statements, the Company adopted the provisions of SFAS No. 157 as amended by FSP FAS 157-1 and FSP FAS 157-2 on February 1, 2008. Pursuant to the provisions of FSP FAS 157-2, the Company will not apply the provisions of SFAS No. 157 until

SERENA SOFTWARE, INC.

PREDECESSOR / SUCCESSOR (SEE NOTE 1 (b))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2007, 2008 and 2009

(10)    Fair Value Measurement—(Continued)

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

SFAS No. 157 requires the use of observable market data if such data is available without undue cost and effort. Items Measured at Fair Value on a Recurring Basis

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis at January 31, 2009 consistent with the fair value hierarchy provisions of SFAS No. 157 (in thousands):

Description	Estimated Fair Value at January 31, 2009	Fair Value Measurement at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$89,005	$89,005	$—	$—

Total Assets	$89,005	$89,005	$—	$—

Liabilities:
Derivative instrument (1)	$5,893	$—	$5,893	$—

Total Liabilities	$5,893	$—	$5,893	$—

(1)	Included in long-term liabilities in the consolidated balance sheet.

At January 31, 2009, the Company did not have any assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

SERENA SOFTWARE, INC.

PREDECESSOR / SUCCESSOR (SEE NOTE 1 (b))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2007, 2008 and 2009

(11)    Litigation

The Company is involved in various legal proceedings that have arisen during the ordinary course of its business. The final resolution of these matters, individually or in aggregate, is not expected to have a material adverse effect on the Company’s consolidated financial condition or results of operations.

LIST OF EXHIBITS

Exhibit No.	Exhibit Description
2.1	Agreement and Plan of Merger between Spyglass Merger Corp. and Serena Software, Inc. dated as of November 11, 2005 (incorporated by reference to Exhibit 2.1 to the registrant’s current report on Form 8-K (file no. 000-25285), filed with the SEC on November 14, 2005)

3.1	Restated Certificate of Incorporation of Serena Software, Inc. (incorporated by reference to Exhibit 3.01 to the registrant’s current report on Form 8-K (file no. 000-25285), filed with the SEC on August 21, 2006)

3.2	Bylaws of Serena Software, Inc. (incorporated by reference to Exhibit 3.02 to the registrant’s current report on Form 8-K (file no. 000-25285), filed with the SEC on August 21, 2006)

4.1	Indenture between Serena Software, Inc., Spyglass Merger Corp. and The Bank of New York, as Trustee dated March 10, 2006 (incorporated by reference to Exhibit 99.B(2) to the registrant’s amended Schedule 13E-3 (file no. 005-58055), filed with the SEC on March 15, 2006)

4.2	Registration Rights Agreement among Serena Software, Inc., Spyglass Merger Corp., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Lehman Brothers Inc. dated March 10, 2006 (incorporated by reference to Exhibit 18 to the amended Schedule 13D (file no. 005-58055), filed by Silver Lake Partners II, L.P. with the SEC on March 16, 2006)

4.3	Form of 10 3/8% Senior Subordinated Note due 2016 (included in Exhibit 4.1)

10.1	Sublease dated December 5, 2007 between Nuance Communications, Inc. and Serena Software, Inc. (for new headquarter facilities located in Redwood City, California (incorporated by reference to Exhibit 10.3 to the registrant’s annual report on Form 10-K (file no. 000-25285), filed with the SEC on April 21, 2008)

10.2	Consent to Sublease dated December 14, 2007 among VII Pac Shores Investors, LLC, Nuance Communications, Inc. and Serena Software, Inc. (for new headquarter facilities located in Redwood City, California) (incorporated by reference to Exhibit 10.4 to the registrant’s annual report on Form 10-K (file no. 000-25285), filed with the SEC on April 21, 2008)

10.3	Credit Agreement among Spyglass Merger Corp., Serena Software, Inc., Lehman Brothers Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and UBS Securities LLC, as Joint Lead Arrangers and Joint Lead Bookrunners and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Syndication Agent, UBS Securities LLC, as Documentation Agent and the Administrative Agent dated as of March 10, 2006 (incorporated by reference to Exhibit 99.B(3) to the registrant’s amended Schedule 13E-3 (file no. 005-58055), filed with the SEC on March 15, 2006)

10.4	Security Agreement among Spyglass Merger Corp., Serena Software, Inc. and Lehman Commercial Paper Inc., as Collateral Agent dated as of March 10, 2006 (incorporated by reference to Exhibit 10.28 to the registrant’s registration statement on Form S-4 (file no. 333-133641), filed by the registrant with the SEC on April 28, 2006)

10.5	Pledge Agreement among Spyglass Merger Corp., Serena Software, Inc. and Lehman Commercial Paper Inc., as Collateral Agent dated as of March 10, 2006 (incorporated by reference to Exhibit 10.29 to the registrant’s registration statement on Form S-4 (file no. 333-133641), filed by the registrant with the SEC on April 28, 2006)

10.6	Stockholders Agreement among Spyglass Merger Corp., Silver Lake Partners II, L.P., Silver Lake Technology Investors II, L.P., Serena Co-Invest Partners, L.P., Integral Capital Partners VII, L.P., Douglas D. Troxel Living Trust, Change Happens Foundation and Douglas D. Troxel dated as of March 10, 2006 (incorporated by reference to Exhibit 22 to the amended Schedule 13D (file no. 005-58055), filed by Silver Lake Partners II, L.P. with the SEC on March 16, 2006)

Exhibit No.	Exhibit Description
10.7	Management Stockholders Agreement, dated as of March 7, 2006, among Spyglass Merger Corp., Silver Lake Partners II, L.P., Silver Lake Technology Investors II, L.P. and the Initial Management Investors named therein (incorporated by reference to Exhibit 23 to the amended Schedule 13D (file no. 005-58055), filed by Silver Lake Partners II, L.P. with the SEC on March 16, 2006)

10.8	Management Agreement between Spyglass Merger Corp. and Silver Lake Technology Management, L.L.C. dated as of November 11, 2005 (incorporated by reference to Exhibit 10.19 to the registrant’s registration statement on Form S-4 (file no. 333-133641), filed by the registrant with the SEC on April 28, 2006)

10.9*	Amended and Restated 1997 Stock Option Plan (incorporated by reference to Exhibit 10.2A to the registrant’s registration statement on Form S-1 (Registration No. 333-67761), filed with the SEC on February 11, 1999)

10.10*	Form of Option Agreement under the Amended and Restated 1997 Stock Option Plan (incorporated by reference to Exhibit 10.2B to the registrant’s registration statement on Form S-1 (Registration No. 333-67761), filed with the SEC on February 11, 1999)

10.11*	Form of Stock Option Buyout under the Amended and Restated 1997 Stock Option Plan (incorporated by reference to Exhibit 10.01 to the registrant’s quarterly report on Form 10-Q (file no. 000-25285), filed by the registrant with the SEC on September 12, 2008)

10.12*	Form of Notice of Exercise under the Amended and Restated 1997 Stock Option Plan (incorporated by reference to Exhibit 10.01 to the registrant’s quarterly report on Form 10-Q (file no. 000-25285), filed by the registrant with the SEC on December 12, 2008)

10.13*	Serena Software, Inc. 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.24 to the registrant’s amended registration statement on Form S-4/A (file no. 333-133641), filed by the registrant with the SEC on July 28, 2006)

10.14*	Form of 2006 Stock Option Grant — Time Options (incorporated by reference to Exhibit 10.25 to the registrant’s registration statement on Form S-4 (file no. 333-133641), filed by the registrant with the SEC on April 28, 2006)

10.15*	Form of 2006 Stock Option Grant — Time/Performance Options (incorporated by reference to Exhibit 10.26 to the registrant’s registration statement on Form S-4 (file no. 333-133641), filed by the registrant with the SEC on April 28, 2006)

10.16*	Restricted Stock Agreement between Spyglass Merger Corp. and Robert I. Pender, Jr. dated as of March 10, 2006 (incorporated by reference to Exhibit 25 to the amended Schedule 13D (file no. 005-58055), filed by Silver Lake Partners II, L.P. with the SEC on March 16, 2006)

10.17*	Share Subscription Agreement between Serena Software, Inc. and Michael Steinharter dated January 27, 2007 (incorporated by reference to Exhibit 10.24 to the registrant’s annual report on Form 10-K (file no. 000-25285), filed by the registrant with the SEC on April 30, 2007)

10.18*	Employment Agreement between Serena Software, Inc. and Jeremy Burton dated February 11, 2007 (incorporated by reference to Exhibit 10.19 to the registrant’s annual report on Form 10-K (file no. 000-25285), filed by the registrant with the SEC on April 30, 2007)

10.19*	Employment Agreement between Serena Software, Inc. and Robert I. Pender, Jr. dated as of March 10, 2006 (incorporated by reference to Exhibit 10.21 to the registrant’s registration statement on Form S-4 (file no. 333-133641), filed by the registrant with the SEC on April 28, 2006)

10.20*†	Amendment No. 1 to Employment Agreement between Serena Software, Inc. and Robert I. Pender, Jr. dated as of December 31, 2008

Exhibit No.	Exhibit Description
10.21*	Employment Agreement between Serena Software, Inc. and Michael Steinharter dated December 11, 2006 (incorporated by reference to Exhibit 10.18 to the registrant’s annual report on Form 10-K (file no. 000-25285), filed by the registrant with the SEC on April 30, 2007)

10.22*	Form of Change in Control Agreement (incorporated by reference to Exhibit 10.18 to the registrant’s annual report on Form 10-K (file no. 000-25285), filed by the registrant with the SEC on April 30, 2007)

10.23*†	Form of Amendment No. 1 to Change in Control Agreement dated as of December 31, 2008

10.24*†	Agreement and Release between Serena Software, Inc. and Michael Steinharter dated September 9, 2008

10.25*	FY 2009 Executive Annual Incentive Plan (incorporated by reference to Exhibit 10.25 to the registrant’s annual report on Form 10-K (file no. 000-25285), filed by the registrant with the SEC on April 21, 2008)

10.26*†	FY 2010 Executive Annual Incentive Plan

12.1†	Statement of Computation of Ratio of Earnings to Fixed Charges

14.1	Financial Code of Ethics (incorporated by reference to Exhibit 14.1 to the registrant’s annual report on Form 10-K (file no. 000-25285), filed by the registrant with the SEC on April 30, 2007)

21.1†	List of Subsidiaries of Serena Software, Inc.

24.1†	Powers of Attorney (included on signature page)

31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1††	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2††	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or compensatory plan or arrangement.
†	Exhibit is filed herewith.
††	Exhibit is furnished rather than filed, and will not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.