Form 10-Q
period 2009-04-30
SERENA SOFTWARE INC
filed 2009-06-12
CIK 1073967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐

Non-accelerated filer ☒	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 31, 2009, 98,475,613 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SERENA SOFTWARE, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	April 30, 2009	January 31, 2009
ASSETS
Current assets
Cash and cash equivalents	$107,349	$115,044
Accounts receivable, net of allowance of $1,056 and $649 at April 30, 2009 and January 31, 2009, respectively	22,500	30,461
Deferred taxes, net	5,291	5,301
Prepaid expenses and other current assets	5,337	5,487

Total current assets	140,477	156,293
Property and equipment, net	4,723	5,084
Goodwill	464,173	462,042
Other intangible assets, net	249,859	270,044
Other assets	7,418	8,069

TOTAL ASSETS	$866,650	$901,532

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,702	$2,254
Income taxes payable	8,200	12,173
Accrued expenses	25,262	21,812
Accrued interest on term loan and subordinated notes	4,540	9,276
Deferred revenue	75,703	74,499

Total current liabilities	115,407	120,014
Deferred revenue, net of current portion	7,662	7,526
Long-term liabilities	6,799	12,756
Deferred taxes	77,033	85,193
Term loan	318,000	320,000
Revolving term credit facility	65,000	65,000
Senior subordinated notes	158,528	167,383

Total liabilities	748,429	777,872

Commitments and contingencies:
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized and no shares issued and outstanding at April 30, 2009 and January 31, 2009	—	—
Series A Preferred stock, $0.01 par value; 1 share authorized, issued and outstanding at April 30, 2009 and January 31, 2009	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 98,475,613 and 98,537,147 shares issued and outstanding at April 30, 2009 and January 31, 2009, respectively	985	985
Additional paid-in capital	510,175	510,379
Accumulated other comprehensive loss	988	1,408
Accumulated deficit	(393,927)	(389,112)

Total stockholders’ equity	118,221	123,660

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$866,650	$901,532

See accompanying notes to condensed consolidated financial statements.

SERENA SOFTWARE, INC.

Condensed Consolidated Statements of Operations

For the Three Months Ended April 30, 2009 and 2008

(In thousands)

(Unaudited)

	Three Months Ended April 30,
	2009	2008
Revenue:
Software licenses	$9,467	$14,540
Maintenance	36,729	39,870
Professional services	6,588	8,553

Total revenue	52,784	62,963

Cost of revenue:
Software licenses	630	440
Maintenance	3,216	4,011
Professional services	6,142	8,275
Amortization of acquired technology	8,346	8,792

Total cost of revenue	18,334	21,518

Gross profit	34,450	41,445

Operating expenses:
Sales and marketing	14,976	20,582
Research and development	8,360	8,770
General and administrative	4,085	5,446
Amortization of intangible assets	9,203	9,203
Restructuring, acquisition and other charges	1,851	1,939

Total operating expenses	38,475	45,940

Operating loss	(4,025)	(4,495)
Interest income	213	432
Gain on early extinguishment of debt	3,564	—
Interest expense	(8,666)	(11,255)
Change in the fair value of derivative instrument	414	1,239
Amortization and write off of debt issuance costs	(632)	(185)

Loss before income taxes	(9,132)	(14,264)
Income tax benefit	(4,317)	(5,760)

Net loss	$(4,815)	$(8,504)

See accompanying notes to condensed consolidated financial statements.

SERENA SOFTWARE, INC.

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended April 30, 2009 and 2008

(In thousands)

(Unaudited)

	Three Months Ended April 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(4,815)	$(8,504)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of acquired technology and other intangible assets	18,784	18,842
Deferred income taxes	(6,870)	(7,015)
Gain on early extinguishment of debt	(3,564)	—
Interest expense on term credit facility and subordinated notes, net of interest paid	(4,735)	(5,536)
Fair market value adjustment on the interest rate swap	(414)	(1,239)
Amortization and write off of debt issuance costs	632	185
Stock-based compensation	(1)	2,538
Acquisition, restructuring and other charges	—	(21)
Changes in operating assets and liabilities:
Accounts receivable	7,961	10,185
Prepaid expenses and other assets	169	(425)
Accounts payable	(552)	1,742
Income taxes payable	(4,006)	74
Accrued expenses	(2,029)	(3,101)
Deferred revenue	1,340	6,463

Net cash provided by operating activities	1,900	14,188

Cash flows used in investing activities:
Capital expenditures	(241)	(2,371)
Capital expenditures for internal use software	(1,208)	(1,596)
Cash paid in acquisitions, including direct transaction costs and net of cash received	(200)	(131)

Net cash used in investing activities	(1,649)	(4,098)

Cash flows used in financing activities:
Common stock repurchased under stock repurchase plans	(212)	—
Repurchase of option rights under employee stock option plan	(23)	(124)
Principal payments and early extinguishments under the term credit facility and senior subordinated notes, net of gains on early extinguishment of debt	(7,291)	—

Net cash used in financing activities	(7,526)	(124)

Effect of exchange rate changes on cash	(420)	(302)

Net (decrease) increase in cash and cash equivalents	(7,695)	9,664
Cash and cash equivalents at beginning of period	115,044	48,304

Cash and cash equivalents at end of period	$107,349	$57,968

Supplemental disclosures of cash flow information:
Income taxes paid, net of refunds	$6,618	$1,025

Interest expense paid	$13,376	$16,786

Non-cash investing and financing activity:
Consideration payable to shareholders in acquisitions	$132	$132

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

(b) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company has prepared the accompanying unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America.

(c) Significant Accounting Policies

The Company’s significant accounting policies are described in the notes to the Company’s consolidated financial statements, included in the Company’s annual report on Form 10-K filed on May 1, 2009. There have been no changes to the Company’s significant accounting policies.

(2)	Stock-Based Compensation

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

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

As of April 30, 2009, a total of 13,515,536 shares of common stock were reserved for issuance upon the exercise of stock options and for the future grant of stock options or awards under the 2006 Plan.

The 2006 Plan does not include an evergreen provision to provide for automatic increases in the number of shares available for grant. Any increase in the number of shares available for grant under the 2006 Plan would require approval from the Company’s Board of Directors.

As of April 30, 2009, total unrecognized compensation costs related to unvested stock options and the restricted stock award was $10.5 million. Unvested stock options are expected to be recognized over a period of 4 to 5 years and the restricted stock award is expected to be recognized over a period of 4 years from grant date.

The fair value of each stock option grant under the stock option plans is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the three months ended April 30, 2009 and 2008.

	Three Months Ended April 30, 2009	Three Months Ended April 30, 2008
Expected life (in years)	4.0 to 5.0	4.0 to 5.0
Risk-free interest rate	1.6% to 1.9%	2.5% to 2.8%
Volatility	31% to 32%	27% to 33%

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions including the expected stock price volatility.

With respect to the amounts set forth above, the Company’s expected volatility is based on the combination of historical volatility of the Company’s common stock and the Company’s peer group’s common stock over the period commensurate with the expected life of the options and the mean historical implied volatility from traded options. To assist management in determining the estimated fair value of the Company’s common stock, the Company engaged a third-party valuation specialist to perform a valuation as of January 31, 2009. The valuation is generally performed on a semi-annual basis as of January 31 and July 31. In estimating the fair value of the Company’s common stock as of January 31, 2009, the independent valuation firm employed a two-step approach that first estimated the fair value of the Company as a whole, and then allocated the enterprise value to the Company’s common stock. The risk-free interest rates are derived from the average U.S. Treasury constant

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

maturity rates during the period, which approximate the rate in effect at the time of grant for the respective expected term. The expected terms are based on the observed and expected time to post-vesting exercise or cancellation of options. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero. The Company estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses forecasted projections to estimate pre-vesting option forfeitures and records stock-based compensation expense only for those awards that are expected to vest.

General Stock Option Information

The following table sets forth the summary of option activity under our stock option programs for the three months ended April 30, 2009:

	Options Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price
Balances as of January 31, 2009	2,106,014	12,777,404	$4.58
Granted	(185,000)	185,000	$3.45
Exercised	—	(213,079)	$4.87
Cancelled	325,098	(325,098)	$4.74

Balances as of April 30, 2009	2,246,112	12,424,227	$4.55

Information regarding the stock options outstanding at April 30, 2009 is summarized as follows:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.25	1,685,779	4.01 years	$1.25	1,685,779	$1.25
$3.45	105,000	9.82 years	$3.45	—	—
$5.00	5,556,017	6.67 years	$5.00	2,257,229	$5.00
$5.09	188,947	7.52 years	$5.09	58,679	$5.09
$5.15	4,286,901	8.01 years	$5.15	801,632	$5.15
$5.20	326,583	8.81 years	$5.20	33,715	$5.20
$5.78	275,000	9.32 years	$5.78	—	—

	12,424,227	6.93 years	$4.55	4,837,034	$3.72

The aggregate intrinsic value for options both outstanding and options exercisable as of April 30, 2009 was $3.7 million.

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Stock-based compensation expense for the three months ended April 30, 2009 and 2008 is categorized as follows (in thousands):

	Three Months Ended April 30,
	2009	2008
Cost of maintenance	$7	$26
Cost of professional services	1	38

Stock-based compensation in cost of revenue	8	64

Sales and marketing	(80)	600
Research and development	(1)	349
General and administrative	72	1,525

Stock-based compensation in operating expenses	(9)	2,474

Total stock-based compensation	$(1)	$2,538

(3)	Accrued Expenses—Acquisition-Related Charges and Accruals and Restructuring Charges and Accruals

(a) Acquisition-Related Charges and Accruals:

The Company did not accrue any costs or make any payments associated with acquisition-related activities during the three months ended April 30, 2009. The nature of the acquisition-related charges and the amounts paid and accrued as of April 30, 2009 are summarized as follows (in thousands):

	Severance, payroll taxes and other employee benefits	Facilities closures	Legal and other acquisition- related costs	Total acquisition- related and restructuring charges and accruals
Balances as of January 31, 2009	$—	$—	$46	$46
Activity during the three months ended April 30, 2009
Accrued	—	—	—	—
Paid	—	—	—	—

Balances as of April 30, 2009	$—	$—	$46	$46

Acquisition-related accruals are reflected in accrued expenses in the Company’s unaudited condensed consolidated balance sheets.

(b) Restructuring Charges and Accruals:

On April 30, 2009, in response to the general weakening of the worldwide economy, an expected continued slowdown in IT spending and a decline in the Company’s license revenue, the Company announced and began to execute a plan to reduce its workforce by approximately 7%, or 50 positions, affecting all parts of the organization. The Company has realized and expects to continue to realize cost savings going forward as a result of this restructuring and other cost saving initiatives. This restructuring is substantially complete, and in connection with these actions, the Company recorded restructuring charges in the first quarter of the fiscal year

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

ended January 31, 2010 consisting principally of severance, payroll taxes and other employee benefits totaling $1.6 million. The nature of the restructuring charges and the amounts paid and accrued as of April 30, 2009 are summarized as follows (in thousands):

	Severance, payroll taxes and other employee benefits	Legal and other miscellaneous	Total restructuring charges and accruals
Balances as of January 31, 2009	$279	$—	$279
Activity during the three months ended April 30, 2009:
Accrued	1,564	—	1,564
Paid	(395)	—	(395)

Balances as of April 30, 2009	$1,448	$—	$1,448

Restructuring accruals are reflected in accrued expenses in the Company’s unaudited condensed consolidated balance sheets.

(4)	Goodwill and Other Intangible Assets

(a) Goodwill:

The Company accounts for goodwill and certain intangible assets after an acquisition is completed in accordance with SFAS No. 142. As such, goodwill and other indefinite life intangible assets are not amortized but instead are periodically tested for impairment. The annual impairment test required by SFAS No. 142 is performed in the fourth fiscal quarter each year. The Company has concluded that there were no indicators of impairment of goodwill as of April 30, 2009.

The change in the carrying amount of goodwill for the three months ended April 30, 2009 is as follows (in thousands):

Balance as of January 31, 2009	$462,042
Finalization of purchase accounting allocation with respect to the Projity acquisition	2,131

Balance as of April 30, 2009	$464,173

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(b) Other Intangible Assets:

Other intangible assets are comprised of the following (in thousands):

	As of April 30, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Acquired technology	$178,699	$(115,092)	$63,607
Customer relationships	278,900	(109,736)	169,164
Trademark/Trade name portfolio	14,300	(5,634)	8,666
Capitalized software	14,027	(5,605)	8,422

Total	$485,926	$(236,067)	$249,859

	As of January 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Acquired technology	$181,910	$(106,745)	$75,165
Customer relationships	278,900	(100,981)	177,919
Trademark/Trade name portfolio	14,300	(5,185)	9,115
Capitalized software	12,818	(4,973)	7,845

Total	$487,928	$(217,884)	$270,044

Estimated amortization expense:
For remaining nine months of year ending January 31, 2010			$55,956
For year ending January 31, 2011			73,315
For year ending January 31, 2012			43,275
For year ending January 31, 2013			37,110
For year ending January 31, 2014			36,300
Thereafter			3,903

Total			$249,859

As of April 30, 2009, the weighted average remaining amortization periods for acquired technology, trademark/trade name portfolio and customer relationships, and capitalized software are 21 months, 58 months and 18 months, respectively. The total weighted average remaining amortization period for all identifiable intangible assets is 43 months. The aggregate amortization expense of acquired technology and other intangible assets was $17.5 million and $18.0 million in the three months ended April 30, 2009 and 2008, respectively. There were no impairment charges in the three month periods ended April 30, 2009 and 2008.

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(5)	Comprehensive Loss

We report components of comprehensive loss in our annual consolidated statements of shareholders’ equity. Comprehensive loss consists of net loss and foreign currency translation adjustments. Total comprehensive loss for the three months ended April 30, 2009 and 2008 is as follows (in thousands):

	Three Months Ended April 30,
	2009	2008
Comprehensive loss:
Net loss	$(4,815)	$(8,504)
Other comprehensive loss:
Foreign currency translation adjustments	(420)	(302)

Other comprehensive loss	(420)	(302)

Total comprehensive loss	$(5,235)	$(8,806)

(6)	Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Financial Accounting Standard (“FAS”) 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 amends SFAS 157 and provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. This FSP shall be applied prospectively with retrospective application not permitted. This FSP shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting this FSP must also early adopt FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2” and “FAS 124-2”). Additionally, if an entity elects to early adopt either FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1” and “APB 28-1”) or FSP FAS 115-2 and FAS 124-2, it must also elect to early adopt this FSP. We are currently evaluating this new FSP but do not believe that it will have a significant impact on the determination or reporting of our financial results.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2. This FSP amends SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities”, SFAS 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations”, and EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets”, to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This FSP will replace the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. This FSP provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Although this FSP does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. This FSP shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4. Also, if an entity elects to early adopt either FSP FAS 157-4 or FSP FAS 107-1 and APB 28-1, the entity also is required to early adopt this FSP. We are currently evaluating this new FSP but do not believe that it will have a significant impact on the determination or reporting of our financial results.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1. This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this FSP, fair values for these assets and liabilities were only disclosed annually. This FSP applies to all financial instruments within the scope of SFAS 107 and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. This FSP shall be effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. We are currently evaluating the disclosure requirements of this new FSP.

In October 2008, the FASB issued an additional FSP that clarifies the application of SFAS No. 157 in a market that is not active. The Company has adopted the required provisions of SFAS No. 157 beginning in the first quarter of fiscal 2009. The adoption of the required provisions of SFAS No. 157 did not have a material impact on the Company’s financial position, results of operations or cash flows. See Note 9 of notes to our unaudited condensed consolidated financial statements for additional information regarding the adoption of this Statement.

In February 2008, the FASB issued FSP FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions,” and FSP FAS 157-2, “Effective Date of FASB Statement No. 157.” FSP FAS 157-1 removes leasing from the scope of SFAS No. 157, “Fair Value Measurements.” FSP FAS 157-2 delays the effective date of SFAS No. 157 from 2008 to 2009 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company has adopted the required provisions of SFAS No. 157-2 as of February 1, 2009. The adoption of the required provisions of SFAS No. 157-2 did not have a material impact on the Company’s financial position, results of operations or cash flows. See Note 9 of notes to our unaudited condensed consolidated financial statements for further discussion regarding the adoption of SFAS No. 157-2 and fair value measurements.

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

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets.” FSP No. 142-3 amends the guidance in FASB Statement No. 142, “Goodwill and Other Intangible Assets (as amended),” for estimating useful lives of recognized intangible assets and requires additional disclosures related

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

to renewing or extending the terms of a recognized intangible asset. In estimating the useful life of a recognized intangible asset, FSP No. 142-3 requires companies to consider their historical experience in renewing or extending similar arrangements together with the asset’s intended use, regardless of whether the arrangements have explicit renewal or extension provisions. FSP No. 142-3 is effective for fiscal years beginning after December 15, 2008, and is to be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements are to be applied prospectively to all intangible assets acquired subsequent to January 31, 2009. The Company adopted this Statement as of February 1, 2009 and the adoption of this Statement did not have a material effect on our unaudited condensed consolidated results of operations or financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133.” This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for fiscal years and interim periods beginning after November 15, 2008. The Company adopted this Statement as of February 1, 2009, and its adoption had no effect on the Company’s unaudited condensed consolidated results of operations and financial position.

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

(7)	Debt

Debt as of April 30, 2009 and January 31, 2009 consisted of the following (in thousands):

	April 30, 2009	January 31, 2009
Senior secured term loan, due March 10, 2013, two-month LIBOR plus 2.00%	$318,000	$320,000
Revolving term credit facility, due March 10, 2012, two-month LIBOR plus 2.25%	65,000	65,000
Senior subordinated notes, due March 15, 2016, 10.375%	158,528	167,383

Total long-term debt	541,528	552,383
Less current portion	—	—

Total long-term debt, less current portion	$541,528	$552,383

Senior Secured Credit Agreement

In connection with the consummation of the Merger, the Company entered into a senior secured credit agreement pursuant to a debt commitment we obtained from affiliates of the initial purchasers of our senior subordinated notes (“the Credit Facility”).

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

In the quarter ended April 30, 2009, the Company made a principal payment on the $400 million senior secured term loan totaling $2 million.

The revolving term credit facility bears an annual commitment fee of 0.50% on the undrawn portion of that facility commencing on the date of execution and delivery of the senior secured credit agreement. As a result of the Company borrowing $65.0 million under the revolving term Credit Facility in the fiscal quarter ended October 31, 2008 and Lehman Commercial Paper, Inc., or LCPI, becoming a defaulting lender due to its failure to fund its loan commitment, the annual commitment fee of 0.50% will not be payable pursuant to the terms of the senior secured credit agreement until all or a portion of the loans under the revolving Credit Facility are repaid.

Senior Subordinated Notes

As of April 30, 2009, the Company has outstanding $158.5 million principal amount of senior subordinated notes, which bear interest at a rate of 10.375%, payable semi-annually on March 15 and September 15, maturing on March 15, 2016. Each of our domestic subsidiaries that guarantees the obligations under the Company’s senior secured credit agreement will jointly, severally and unconditionally guarantee the notes on an unsecured senior subordinated basis. The Company does not have any domestic subsidiaries and, accordingly, there are no guarantors. The notes are the Company’s unsecured, senior subordinated obligations, and the guarantees, if any, will be unsecured, senior subordinated obligations of the guarantors. The notes are subject to redemption at the Company’s option under terms and conditions specified in the indenture related to the notes, and may be redeemed at the option of the holders at 101% of their face amount, plus accrued and unpaid interest, upon certain change of control events.

In the fiscal year ended January 31, 2009, the Company repurchased, in eight separate privately negotiated transactions, an aggregate of $32.6 million of principal amount of its original outstanding $200.0 million senior subordinated notes. The repurchases resulted in a gain of $8.7 million from the extinguishment of debt in the fiscal year ended January 31, 2009.

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

In the fiscal quarter ended April 30, 2009, the Company repurchased, in four separate privately negotiated transactions, an aggregate of $8.9 million of principal amount of its original outstanding $200.0 million senior subordinated notes. The repurchases resulted in a gain of $3.6 million from the extinguishment of debt in the first fiscal quarter ended April 30, 2009.

Debt Covenants

The senior subordinated notes and the Credit Facility contain various covenants including limitations on additional indebtedness, capital expenditures, restricted payments, the incurrence of liens, transactions with affiliates and sales of assets. In addition, the Credit Facility requires the Company to comply with certain financial covenants, including leverage and interest coverage ratios and capital expenditure limitations. The Company was in compliance with all of the covenants of the Credit Facility as of April 30, 2009.

The Company’s senior secured credit agreement requires the Company to maintain a consolidated Adjusted EBITDA to consolidated Interest Expense ratio of a minimum of 1.75x at the end of the fiscal year ending January 31, 2009 and 2.00x by the end of the fiscal year ending January 31, 2010. Consolidated Interest Expense is defined in the senior secured credit agreement as consolidated cash interest expense less cash interest income and is further adjusted for certain non-cash interest expenses and other items. The Company is also required to maintain a consolidated Total Debt to consolidated Adjusted EBITDA ratio of a maximum of 6.00x at the end of the fiscal year ending January 31, 2009, 5.50x by the end of the fiscal year ending January 31, 2010 and 5.00x by the end of the fiscal year ending January 31, 2011. Consolidated Total Debt is defined in the senior secured credit agreement as total debt other than certain indebtedness and is reduced by the amount of cash and cash equivalents on our consolidated balance sheet in excess of $5.0 million. As of April 30, 2009, our consolidated Total Debt was $439.2 million, consisting of total debt other than certain indebtedness totaling $541.5 million, net of cash and cash equivalents in excess of $5.0 million totaling $102.3 million. Failure to satisfy these ratio requirements would constitute a default under the senior secured credit agreement. If the Company’s lenders failed to waive any such default, our repayment obligations under the senior secured credit agreement could be accelerated, which would also constitute a default under the indenture governing the senior subordinated notes.

The Company’s ability to incur additional debt and make certain restricted payments under the indenture governing the senior subordinated notes, subject to specified exceptions, is tied to an Adjusted EBITDA to Fixed Charges ratio of at least 2.0x, except that we may incur certain debt and make certain restricted payments and certain permitted investments without regard to the ratio, such as the Company’s ability to incur up to an aggregate principal amount of $625.0 million under our senior secured credit agreement (inclusive of amounts outstanding under our senior secured credit agreement from time to time; as of April 30, 2009, we had $318.0 million outstanding under our term loan and $65.0 million under our revolving credit facility), to acquire persons engaged in a similar business that become restricted subsidiaries and to make other investments equal to the greater of $25.0 million or 2% of our consolidated assets. Fixed Charges are defined in the indenture governing the senior subordinated notes as consolidated Interest Expense less interest income, adjusted for acquisitions, and further adjusted for non-cash interest expense.

(8)	Income Taxes

The income tax benefit was $4.3 million in the fiscal quarter ended April 30, 2009, as compared to $5.8 million in the same quarter a year ago. Our projected effective income tax benefit rate for fiscal year 2010 is 49%. Our effective income tax benefit rate for fiscal year 2009 was 3%. The effective income tax benefit rate projected for fiscal 2010 is significantly greater than the effective income tax benefit rate for fiscal 2009

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

predominantly due to the goodwill impairment charge in the fourth quarter of fiscal 2009 totaling $326.7 million. Our effective income tax benefit rate is greater than the statutory rate due to the impacts of permanently reinvested foreign earnings, the domestic production deduction, and the United States research and experimentation tax credit.

At January 31, 2009, the Company had total federal, state and foreign unrecognized tax benefits of $10.7 million, including interest of $2.1 million. During the three months ended April 30, 2009 the total unrecognized tax benefit decreased by $1.2 million due to audit settlements. As a result of the Company’s adoption of SFAS No. 141R “Business Combinations,” on February 1, 2009, during the three months ended April 30, 2009 the amount of unrecognized tax benefits that , if recognized, would reduce our effective tax rate, increased by $8.3 million. Prior to the Company’s adoption of SFAS No. 141R, these unrecognized tax benefits, if recognized, were accounted for as an adjustment to goodwill. During the three months ended April 30, 2009 the Company accrued immaterial amounts in interest and penalties.

In the three months ended April 30, 2009, the Company recorded income tax expense totaling $0.6 million that arose from revisions to the deferred tax amounts recognized in purchase accounting. These adjustments should have been recognized in the fiscal year ended January 31, 2009. Had these adjustments been recorded in the fourth quarter of fiscal 2009, prior to the Company’s adoption of SFAS No. 141R, these adjustments would have increased the goodwill impairment charge in fiscal 2009 by $0.6 million. The anticipated effective income tax benefit rate for fiscal 2010 is 49% excluding the impact of this correction and other discrete items.

The Company files tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The statute of limitations on our federal and major state tax return filings remains open for the years ended January 31, 2006 through January 31, 2009. The statute of limitations on U.K. income tax filings remains open for the years ended January 31, 1999 through January 31, 2009. Over the next twelve months, we expect a decrease of $1.2 million in our unrecognized tax benefits as a result of expiring statutes and the anticipated settlements of certain tax audits.

(9)	Fair Value Measurement

As described in Note 6 of notes to our unaudited condensed consolidated financial statements, the Company adopted the provisions of SFAS No. 157 as amended by FSP FAS 157-1 and FSP FAS 157-2 on February 1, 2008. FSP 157-2 “Partial Deferral of the Effective Date of Statement 157” deferred the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008 and the Company adopted FSP 157-2 on February 1, 2009. The adoption of SFAS 157 and SFAS 157-2 did not have a material impact on our unaudited condensed consolidated financial statements. The Company recorded no change to its opening balance of retained earnings as of February 1, 2008 as it did not have any financial instruments requiring retrospective application under the provisions of SFAS No. 157.

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

Items Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at April 30, 2009 consistent with the fair value hierarchy provisions of SFAS No. 157 (in thousands):

	Estimated Fair Value at April 30, 2009	Fair Value Measurement at Reporting Date Using
Description		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$86,087	$86,087	$—	$—

Total Assets	$86,087	$86,087	$—	$—

Liabilities:
Derivative instrument(1)	$5,479	$—	$5,479	$—

Total Liabilities	$5,479	$—	$5,479	$—

(1)	Included in accrued expenses in the unaudited condensed consolidated balance sheet. See Management’s Discussion and Analysis of Financial Condition and Results of Operations—Other Income (Expense)—Change in Fair Value of Derivative Instrument, for further discussion regarding the derivative instrument.

At April 30, 2009, the Company did not have any assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

(10)	Litigation

The Company is involved in various legal proceedings that have arisen during the ordinary course of its business. The final resolution of these matters, individually or in the aggregate, is not expected to have a material adverse effect on the Company’s consolidated financial position or results of operations.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to safe harbors under the Securities Act of 1933 and the Securities Exchange Act of 1934. These forward-looking statements include, but are not limited to, statements about financial projections, operational plans and objectives, future economic performance and other projections and estimates contained in this report. When used in this report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions identify forward-looking statements. Because these forward-looking statements involve risks and uncertainties, they are subject to important factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements, including those risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 31, 2009 and Part II, Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2009. We assume no obligation to update any forward-looking statements contained in this report. It is important that the discussion below be read together with the attached unaudited condensed consolidated financial statements and notes thereto and the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 31, 2009 and Part II, Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2009.

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

In connection with our merger with Spyglass Merger Corp., an affiliate of Silver Lake, in March 2006, we entered into a senior secured credit agreement, issued senior subordinated notes, and entered into other related transactions, which we refer to collectively as the acquisition transactions. As a result of the acquisition transactions, we became, and continue to be, highly leveraged. As of April 30, 2009 we had outstanding $541.5 million in aggregate indebtedness, including $65.0 million of borrowing under our revolving term credit facility. Our liquidity requirements are significant, primarily due to debt service requirements.

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

We also provide ongoing maintenance, including technical support, version upgrades and enhancements, for an annual fee of approximately 21% of the discounted list price of the licensed product for our distributed systems products and approximately 17% to 18% of the discounted list price of the licensed product for our mainframe products. We recognize maintenance revenue over the term of the maintenance contract on a straight-line basis.

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

In the fiscal quarter ended April 30, 2009, when compared to the same quarter a year ago, total revenues decreased 16%, as total revenues were $52.8 million in the current fiscal quarter versus $63.0 million in the same quarter a year ago. For the current fiscal quarter, when compared to the same quarter a year ago, the decrease in total revenue was primarily the result of slower software purchasing activity across all product lines that accelerated in the second half of fiscal 2009 resulting from the world-wide general economic crisis, and to a lesser extent, declines in our consulting business.

In the current fiscal quarter ended April 30, 2009 and the same quarter a year ago, 55% and 76%, respectively, of our total software license revenue came from our distributed systems products and 45% and 24%, respectively, came from our mainframe products.

Historically, our revenue has been generally attributable to sales in North America, Europe and to a lesser extent Asia Pacific. Revenue attributable to sales in North America accounted for approximately 69% of our total revenue in the fiscal quarter ended April 30, 2009, as compared to 61% in the same quarter a year ago.

Our international revenue is attributable principally to our European operations. International revenue accounted for approximately 31% of our total revenue in the fiscal quarter ended April 30, 2009, as compared to 39% in the same quarter a year ago.

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

In the first quarter of fiscal year 2010, there has been no change in the above critical accounting policies or the underlying assumptions and estimates used in their application. See our Annual Report on Form 10-K for the fiscal year ended January 31, 2009 filed with the SEC on May 1, 2009 for further information regarding our critical accounting policies and estimates.

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

	Three Months Ended April 30,
	2009	2008
Revenue:
Software licenses	18%	23%
Maintenance	70%	63%
Professional services	12%	14%

Total revenue	100%	100%

Cost of revenue:
Software licenses	1%	1%
Maintenance	6%	6%
Professional services	12%	13%
Amortization of acquired technology	16%	14%

Total cost of revenue	35%	34%

Gross profit	65%	66%

Operating expenses:
Sales and marketing	28%	33%
Research and development	16%	14%
General and administrative	8%	9%
Amortization of intangible assets	17%	14%
Restructuring, acquisition and other charges	4%	3%

Total operating expenses	73%	73%

Operating loss	(8)%	(7)%
Interest income	—	1%
Gain on early extinguishment of debt	7%	—
Interest expense	(16)%	(18)%
Change in fair value of derivative instrument	1%	2%
Amortization of debt issuance costs	(1)%	(1)%

Loss before income taxes	(17)%	(23)%
Income tax benefit	(8)%	(9)%

Net loss	(9)%	(14)%

Revenue

We derive revenue from software licenses, maintenance and professional services. Our total revenue decreased $10.2 million, or 16%, to $52.8 million in the fiscal quarter ended April 30, 2009 from $63.0 million in the same quarter a year ago.

The following table summarizes software licenses, maintenance and professional services revenues for the periods indicated (in thousands, except percentages):

	Three Months Ended April 30, 2009	Three Months Ended April 30, 2008	Increase (Decrease)
			In Dollars	In %
Revenue:
Software licenses	$9,467	$14,540	$(5,073)	(35)%
Maintenance	36,729	39,870	(3,141)	(8)%
Professional services	6,588	8,553	(1,965)	(23)%

Total revenue	$52,784	$62,963	$(10,179)	(16)%

Software Licenses.    Software licenses revenue as a percentage of total revenue was 18% in the quarter ended April 30, 2009, as compared to 23% in the same quarter a year ago. For the current fiscal quarter, when compared to the same quarter a year ago, the decrease in software licenses revenue, in both absolute dollars and as a percentage of total revenue, is predominantly due to the result of slower software purchasing activity that accelerated in the second half of fiscal 2009 resulting from the world-wide general economic crisis. Our core SCM products continue to make up a significant portion of our total software license revenue. Combined, our core SCM products accounted for $9.0 million, or 95%, and $13.7 million, or 94%, of total software licenses revenue in the quarter ended April 30, 2009 and the same quarter a year ago, respectively. Distributed systems products accounted for $5.2 million, or 55%, of total software licenses revenue in the quarter ended April 30, 2009 as compared to $11.0 million, or 76%, in the same quarter a year ago. We expect that our Dimensions, Professional and Serena Business Mashups family of products will continue to account for a substantial portion of software license revenue in the future. We expect our software license revenue for the fiscal quarter ending July 31, 2009 to decline year over year due to the continuation of adverse worldwide economic conditions and reduced IT spending.

Maintenance.    Maintenance revenue as a percentage of total revenue was 70% in the quarter ended April 30, 2009, as compared to 63% in the same quarter a year ago. For the current fiscal quarter, when compared to the same quarter a year ago, the increase in maintenance revenue as a percentage of total revenue is primarily due to the impact from lower software license revenue and professional services revenue resulting from the general weakening of the worldwide economy and continued slowdown in IT spending. For the current fiscal quarter, when compared to the same quarter a year ago, the decrease in maintenance revenue in absolute dollars is primarily due to the strengthening of the United States dollar against foreign currencies, predominantly the British pound sterling and euro, all partially offset by growth in the installed software license base, as new licenses generally include one year of maintenance, and maintenance price increases. We expect maintenance revenue to decline slightly in the near term as a result of the recent decline in our software license revenue and pricing pressure caused by the continuation of adverse worldwide economic conditions and reduced IT spending.

Professional Services.    Professional services revenue as a percentage of total revenue was 12% in the quarter ended April 30, 2009, as compared to 14% in the same quarter a year ago. For the current fiscal quarter, when compared to the same quarter a year ago, the decrease in both absolute dollars and as a percentage of total revenue is predominantly due to a decline in the number of smaller consulting engagements primarily as a result of lower software license revenue and the general weakening of the worldwide economy that accelerated in the second half of fiscal 2009. In general, professional services revenue is attributable to consulting opportunities resulting from our installed customer base and our expanded consulting service capabilities. We expect professional services revenue to decline slightly in the near term as a result of the expected continuation of adverse worldwide economic conditions and reduced IT spending.

Cost of Revenue

Cost of revenue, consisting of cost of software licenses, cost of maintenance, cost of professional services and amortization of acquired technology, was 35% of total revenue in the quarter ended April 30, 2009, as compared to 34% in the same quarter a year ago.

The following table summarizes cost of revenue for the periods indicated (in thousands, except percentages):

	Three Months Ended April 30, 2009	Three Months Ended April 30, 2008	Increase (Decrease)
			In Dollars	In %
Cost of revenue:
Software licenses	$630	$440	$190	43%
Maintenance	3,216	4,011	(795)	(20)%
Professional services	6,142	8,275	(2,133)	(26)%
Amortization of acquired technology	8,346	8,792	(446)	(5)%

Total cost of revenue	$18,334	$21,518	$(3,184)	(15)%

Percentage of total revenue	35%	34%

Software Licenses.    Cost of software licenses consists principally of fees associated with integrating third party technology into our PVCS and Dimensions distributed systems products and, to a lesser extent, salaries, bonuses and other costs associated with our product release organization. Cost of software licenses as a percentage of total software licenses revenue was 7% in the quarter ended April 30, 2009, as compared to 3% in the same quarter a year ago. The increase in both absolute dollars and as a percentage of total software licenses revenue in the quarter ended April 30, 2009, when compared to the same quarter a year ago, was primarily due to increased sales of our distributed systems licenses containing fees associated with integrating third party technology.

Maintenance.    Cost of maintenance consists primarily of salaries, bonuses and other costs associated with our customer support organization. Cost of maintenance as a percentage of total maintenance revenue was 9% in the quarter ended April 30, 2009, as compared to 10% in the same quarter a year ago. For the current fiscal quarter, when compared to the same quarter a year ago, in both absolute dollars and as a percentage of total maintenance revenue, the decrease in cost of maintenance was primarily attributable to decreases in expenses associated with our customer support organization resulting from restructuring and other cost cutting initiatives put in place at the end of the third quarter of fiscal 2009, partially offset by increases in costs associated with our customer support organization as a result of growth in our installed customer base.

Professional Services.    Cost of professional services consists of salaries, bonuses and other costs associated with supporting and growing our professional services organization. Cost of professional services as a percentage of total professional services revenue was 93% in the quarter ended April 30, 2009, as compared to 97% in the same quarter a year ago. For the current fiscal quarter, when compared to the same quarter a year ago, the decrease in the cost of professional services in both absolute dollars and as a percentage of total professional services revenue was predominantly due to decreases in expenses to support lower professional services revenue and, to a lesser extent, restructuring and other cost cutting initiatives put in place at the end of the third quarter of fiscal 2009.

Amortization of Acquired Technology.    In connection with our merger in March 2006, and to a lesser extent small technology acquisitions in March 2006, October 2006 and September 2008, we have recorded $178.7 million in acquired technology, reduced by amortization totaling $115.1 million as of April 30, 2009. For the current fiscal quarter ended April 30, 2009, when compared to the same quarter a year ago, amortization expense was predominantly due to the acquired technology recorded in connection with the merger. Assuming there are no impairments and no acquisitions, we expect to record $8.7 million in amortization expense in each of the next four fiscal quarters, $8.3 million in amortization expense in each of the three fiscal quarters following thereafter and finally, $3.6 million in amortization expense in the first quarter of fiscal 2012.

Operating Expenses

The following table summarizes operating expenses for the periods indicated (in thousands, except percentages):

	Three Months Ended April 30, 2009	Three Months Ended April 30, 2008	Increase (Decrease)
			In Dollars	In %
Operating expenses:
Sales and marketing	$14,976	$20,582	$(5,606)	(27)%
Research and development	8,360	8,770	(410)	(5)%
General and administrative	4,085	5,446	(1,361)	(25)%
Amortization of intangible assets	9,203	9,203	—	—
Restructuring, acquisition and other charges	1,851	1,939	(88)	(5)%

Total operating expenses	$38,475	$45,940	$(7,465)	(16)%

Percentage of total revenue	73%	73%

Sales and Marketing.    Sales and marketing expenses consist primarily of salaries, commissions and bonuses, payroll taxes and employee benefits as well as travel, entertainment and marketing expenses. Sales and marketing expenses as a percentage of total revenue were 28% in the quarter ended April 30, 2009, as compared to 33% in the same quarter a year ago. For the quarter ended April 30, 2009, when compared to the same quarter a year ago, in both absolute dollars and as a percentage of total revenue, the decrease was the result of lower direct costs, such as travel and sales commissions, associated with lower software licenses revenue, decreases in stock-based compensation expenses and restructuring and other cost cutting initiatives put in place at the end of the third quarter of fiscal 2009. In absolute dollar terms, we expect sales and marketing expenses to remain generally flat over the near term.

Research and Development.    Research and development expenses consist primarily of salaries, bonuses, payroll taxes, employee benefits and costs attributable to research and development activities. Research and development expenses as a percentage of total revenue were 16% in the quarter ended April 30, 2009, as compared to 14% in the same quarter a year ago. For the quarter ended April 30, 2009, when compared to the same quarter a year ago, the decrease in research and development expenses in absolute dollars is primarily attributable to decreases in stock-based compensation expenses and restructuring and other cost cutting initiatives put in place at the end of the third quarter of fiscal 2009. In absolute dollar terms, we expect research and development expenses to remain generally flat or slightly decrease in the near term as we move some of our research and development activities to lower cost offshore locations.

General and Administrative.    General and administrative expenses consist primarily of salaries, bonuses, payroll taxes, benefits and certain non-allocable administrative costs, including legal and accounting fees and bad debt. General and administrative expenses as a percentage of total revenue were 8% in the quarter ended April 30, 2009, as compared to 9% in the same quarter a year ago. For the quarter ended April 30, 2009, when compared to the same quarter a year ago, the decrease in general and administrative expenses in both absolute dollars and as a percentage of total revenue is primarily attributable to decreases in stock-based compensation expenses and restructuring and other cost cutting initiatives put in place at the end of the third quarter of fiscal 2009. We expect general and administrative expenses to remain generally flat in absolute dollar terms in the near term.

Amortization of Intangible Assets.    In connection with our merger in March 2006, and to a lesser extent a small technology acquisitions in October 2006, and in connection with our capitalizing certain software costs including more recently software development costs related to our on-demand applications beginning in the first quarter of fiscal year 2009, we have recorded $307.2 million in identifiable intangible assets, reduced by amortization totaling $121.0 million as of April 30, 2009. For the current fiscal quarter ended April 30, 2009 and the same quarter a year ago, amortization expense was predominantly due to the identifiable intangible assets recorded in connection with the merger. Assuming there are no impairments and no acquisitions, we expect to record $9.2 million in amortization expense in each of the next twelve fiscal quarters, $9.1 million in amortization expense in each of the seven fiscal quarters following thereafter and finally, $3.9 million in amortization expense in the first quarter of fiscal 2015.

Restructuring, Acquisition and Other Charges.    In connection with our restructuring put in place on April 30, 2009, and to a lesser extent, sponsor fees and other charges not part of ongoing operations, we recorded $1.9 million in restructuring, acquisition and other charges in the fiscal quarter ended April 30, 2009. See Note 3(b) of notes to our unaudited condensed consolidated financial statements included elsewhere in this report for additional information related to the restructuring plan. In the same quarter a year ago, we recorded $1.9 million in restructuring, acquisition and other charges predominantly related to severance and other employee related costs, and to a lesser extent, sponsor fees and other charges not part of ongoing operations.

Other Income (Expense)

The following table summarizes other income (expense) for the periods indicated (in thousands, except percentages):

	Three Months Ended April 30, 2009	Three Months Ended April 30, 2008	Increase (Decrease)
			In Dollars	In %
Other income (expense):
Interest income	$213	$432	$(219)	(51)%
Gain on early extinguishment of debt	3,564	—	3,564	—
Interest expense	(8,666)	(11,255)	2,589	(23)%
Change in the fair value of derivative instrument	414	1,239	(825)	(67)%
Amortization and write-off of debt issuance costs	(632)	(185)	(447)	242%

Total other income (expense)	$(5,107)	$(9,769)	$4,662	(48)%

Percentage of total revenue	(10)%	(16)%

Interest Income.    For the current fiscal quarter ended April 30, 2009, when compared to the same quarter a year ago, the dollar decrease in interest income is predominantly due to decreases in balances in interest bearing accounts, such as cash and cash equivalents, resulting from servicing and paying down principal on our debt and, to a lesser extent, lower yields, all partially offset by increases in cash balances from cash from operating cash flows.

Gain on Early Extinguishment of Debt.    In the quarter ended April 30, 2009, we recorded a gain on the early extinguishment of debt totaling $3.6 million following authorization of our Board of Directors to repurchase our senior subordinated notes. See Note 7 of notes to our unaudited condensed consolidated financial statements included elsewhere in this report for additional information related to our debt.

Interest Expense.    For the quarter ended April 30, 2009, when compared to the same quarter a year ago, the dollar decrease in interest expense is predominantly due to our paying down principal on our senior subordinated notes totaling $11.4 million, $21.2 million and $8.9 million in the fiscal quarters ended July 31, 2008, January 31,

2009 and April 30, 2009, respectively, and to a lesser extent, lower variable rates on the senior secured term loan. See Note 7 of notes to our unaudited condensed consolidated financial statements included elsewhere in this report for additional information related to our debt.

Change in the Fair Value of Derivative Instrument.    We use an interest rate swap as part of our interest rate risk management strategy. In the second fiscal quarter ended July 31, 2006, we entered into an interest rate swap transaction to effectively convert the variable interest rate on a portion of the $400.0 million senior secured term loan to a fixed rate. The swap, which expires on April 10, 2010, is recorded on the consolidated balance sheet at fair value in accordance with SFAS 133. The swap has not been designated as a hedge, and accordingly, changes in the fair value of the derivative are recognized in the consolidated statement of operations. The notional amount of the swap was $250.0 million initially which reduces over time to $126.0 million at the time the swap transaction expires on April 10, 2010. Under the terms of the swap, we will make interest payments based on a fixed rate equal to 5.38% and will receive interest payments based on the LIBOR setting rate, set in arrears. In the current fiscal quarter ended April 30, 2009 and the same quarter a year ago, we recorded income of $0.4 million and $1.2 million, respectively, related to the changes in the fair value of the derivative.

Amortization and Write-Off of Debt Issuance Costs.    In connection with the merger, we recorded $16.1 million in debt issuance costs, reduced by accumulated amortization totaling $7.3 million as of April 30, 2009. In the current fiscal quarter ended April 30, 2009, we recorded $0.6 million in amortization of debt issuance costs, as compared to $0.2 million in the same quarter a year ago. The increase in amortization expense in the current fiscal quarter ended April 30, 2009, when compared to the same quarter a year ago, is predominantly due to the write-off of unamortized debt issuance costs of approximately $0.2 million recorded in the fiscal quarter ended April 30, 2009 associated with the early extinguishment of the senior subordinated notes. Assuming we do not incur additional debt or extinguish senior subordinated notes before maturity, we expect to record $0.4 million to $0.5 million per quarter in amortization expense over the next fifteen fiscal quarters through the end of fiscal 2013 and $0.1 million to $0.2 million per quarter in amortization expense over the twelve fiscal quarters following thereafter through the end of fiscal 2016.

Income Tax Benefit

The following table summarizes income tax (benefit) expense for the periods indicated (in thousands, except percentages):

	Three Months Ended April 30, 2009	Three Months Ended April 30, 2008	Increase (Decrease)
			In Dollars	In %
Income tax (benefit) expense	$(4,317)	$(5,760)	$1,443	(25)%

Percentage of total revenue	(8)%	(9)%

Income Tax Benefit.    Income tax benefit was $4.3 million in the current fiscal quarter ended April 30, 2009, as compared to $5.8 million in the same quarter a year ago. Our projected effective income tax benefit rate for the twelve months of fiscal year 2010 is 49%. Our effective income tax benefit rate for the twelve months of fiscal year 2009 was 3%. The effective income tax benefit rate projected for fiscal 2010 is significantly greater than the effective income tax benefit rate for fiscal 2009 predominantly due to the goodwill impairment charge in the fourth quarter of fiscal 2009 totaling $326.7 million. Our effective income tax benefit rate is greater than the statutory rate due to the impacts of permanently reinvested foreign earnings, the domestic production deduction, and the United States research and experimentation tax credit. See Note 8 of notes to our unaudited condensed consolidated financial statements included elsewhere in this report for further information regarding income taxes and the impact of FIN 48 on our results of operations and financial position.

Liquidity and Capital Resources

Cash and Cash Equivalents.    Since our inception, we have financed our operations and met our capital expenditure requirements through cash flows from operations. As of April 30, 2009, we had $107.3 million in cash and cash equivalents.

Net Cash Provided by Operating Activities.    Cash flows provided by operating activities were $1.9 million and $14.2 million in the current fiscal quarter ended April 30, 2009 and the same quarter a year ago, respectively. In the current fiscal quarter ended April 30, 2009, our cash flows provided by operating activities exceeded net loss principally due to the inclusion of non-cash expenses in net loss, a decrease in accounts receivable and cash collections in advance of revenue recognition for maintenance contracts, all partially offset by interest payments made on the term credit facility and subordinated notes totaling $13.4 million and decreases in deferred income taxes payable, income taxes payable and accrued expenses. In the fiscal quarter ended April 30, 2008, our cash flows provided by operating activities exceeded net loss principally due to the inclusion of non-cash expenses in net loss, a decrease in accounts receivable, cash collections in advance of revenue recognition for maintenance contracts and an increase in accounts payable, all partially offset by interest payments made on the term credit facility and subordinated notes totaling $16.8 million and decreases in deferred income taxes payable and accrued expenses.

Net Cash Used in Investing Activities.    Net cash used in investing activities was $1.6 million and $4.1 million in the current fiscal quarter ended April 30, 2009 and the same quarter a year ago, respectively. In the current fiscal quarter ended April 30, 2009 and the same quarter a year ago, net cash used in investing activities related to capitalized software totaling $1.2 million and $1.6 million, respectively, the purchase of computer equipment and office furniture and equipment totaling $0.2 million and $2.4 million, respectively, and acquisition related costs paid in connection with acquisitions totaling $0.2 million and $0.1 million, respectively.

Net Cash Used in Financing Activities.    Net cash used in financing activities was $7.5 million and $0.1 million in the current fiscal quarter ended April 30, 2009 and the same quarter a year ago, respectively. In the current fiscal quarter ended April 30, 2009, net cash used in financing activities principally related to principal payments made on the senior subordinated notes and the term credit facility totaling $5.3 million and $2.0 million, respectively, and the repurchases of common stock totaling $0.2 million. In the fiscal quarter ended April 30, 2008, net cash used in financing activities related entirely to the repurchase of option rights under our employee stock option plan totaling $0.1 million.

Contractual Obligations and Commitments

As a result of the acquisition transactions related to our merger in March 2006, we became highly leveraged. As of April 30, 2009, we had outstanding $541.5 million in aggregate indebtedness. Our liquidity obligations are significant, primarily due to debt service obligations. Our interest expense for the current fiscal quarter ended April 30, 2009 and the same quarter a year ago was $8.7 million and $11.3 million, respectively.

We believe that current cash and cash equivalents, and cash flows from operations will satisfy our working capital and capital expenditure requirements through the fiscal year ending January 31, 2010. As discussed under the section entitled Senior Secured Credit Agreement below, we have fully drawn down all of the available commitments under our Senior Secured Credit Agreement and currently have no other committed source of credit available to us. At some point in the future, we may require additional funds for either operating or strategic purposes and may seek to raise additional funds through public or private debt or equity financing. If we are required to seek additional financing in the future through public or private debt or equity financing, there is no assurance that this additional financing will be available or, if available, will be upon reasonable terms and not legally or structurally senior to or on parity with our existing debt obligations.

The following is a summary of our various contractual commitments, including non-cancelable operating lease agreements for office space that expire between calendar years 2009 and 2012. All periods start from May 1, 2009.

	Payments Due by Period(2)
	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
	(in thousands)
Operating lease obligations	$9,467	$4,365	$4,970	$132	$—
Credit Facility:
Senior secured term loan due March 10, 2013	318,000	—	—	318,000	—
Revolving term credit facility due March 10, 2012	65,000	—	65,000	—	—
Senior subordinated notes due March 15, 2016	158,528	—	—	—	158,528
Scheduled interest on debt(1)	154,910	27,774	55,291	41,006	30,839

	$705,905	$32,139	$125,261	$359,138	$189,367

(1)	Scheduled interest on debt is calculated through the instrument’s due date and assumes no principal paydowns or borrowings. Scheduled interest on debt includes the seven year senior secured term loan due March 10, 2013 at an annual rate of 2.915%, which is the rate in effect as of April 30, 2009, the fully drawn six year term credit facility due March 10, 2012 at an annual rate of 3.165%, which is the rate in effect as of April 30, 2009, and the ten year senior subordinated notes due March 15, 2016 at the stated annual rate of 10.375%.
(2)	This table excludes our unrecognized tax benefits and derivative instrument totaling $9.8 million and $5.5 million, respectively, as of April 30, 2009 since we have determined that the timing of payments with respect to these liabilities cannot be reasonably estimated.

Accounts Receivable and Deferred Revenue.    At April 30, 2009, we had accounts receivable, net of allowances, of $22.5 million and total deferred revenue of $83.4 million.

Off-Balance Sheet Arrangements.    As part of our ongoing operations, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of April 30, 2009, we were not involved in any unconsolidated SPE transactions.

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

Interest Rates and Fees.    The $400.0 million term loan, of which $318.0 million is currently outstanding as of April 30, 2009, bears interest at a rate equal to two-month LIBOR plus 2.00%. That rate was 2.915% as of April 30, 2009. The fully drawn revolving term credit facility, of which $65.0 million is currently outstanding as of April 30, 2009, bears interest at a rate equal to two-month LIBOR plus 2.25%. That rate was 3.165% as of April 30, 2009. More generally, the loans under the senior secured credit agreement bear interest, at the option of the borrower, at the following:

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

The revolving credit facility bears an annual commitment fee of 0.50% on the undrawn portion of that facility commencing on the date of execution and delivery of the senior secured credit agreement. As a result of our borrowing $65.0 million under the revolving credit facility in the fiscal quarter ended October 31, 2008 and LCPI becoming a defaulting lender due to its failure to fund its portion of the loan commitment, the annual commitment fee of 0.50% will not be payable pursuant to the terms of the senior secured credit agreement until all or a portion of the loans under the revolving credit facility are repaid.

We use an interest rate swap as part of our interest rate risk management strategy. In the second fiscal quarter ended July 31, 2006, we entered into an interest rate swap transaction to effectively convert the variable interest rate on a portion of the $400.0 million senior secured term loan to a fixed rate. The swap, which expires on April 10, 2010, is recorded on the consolidated balance sheet at fair value in accordance with SFAS 133, as amended by SFAS 138, SFAS 149 and SFAS 157. The swap has not been designated as an accounting hedge and accordingly, changes in the fair value of the derivative are recognized in the consolidated statement of operations. The notional amount of the swap is $250.0 million initially and amortizes down over time to $126.0 million at the time the swap transaction expires on April 10, 2010. Under the terms of the swap, we will make interest payments based on a fixed rate equal to 5.38% and will receive interest payments based on the LIBOR setting rate, set in arrears.

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

We have made principal payments totaling $25 million, $55 million, and $2 million in each of the fiscal years ended January 31, 2007, January 31, 2008 and January 31, 2009, respectively, on the $400 million senior secured term loan.

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

Senior Subordinated Notes

As of April 30, 2009, we have outstanding $158.6 million principal amount of senior subordinated notes, which bear interest at a rate of 10.375%, payable semi-annually on March 15 and September 15, and which mature on March 15, 2016. Each of our domestic subsidiaries that guarantees the obligations under our senior secured credit agreement will jointly, severally and unconditionally guarantee the notes on an unsecured senior subordinated basis. As of the date of this report, we do not have any domestic subsidiaries and, accordingly, there are no guarantors on such date. The notes are our unsecured, senior subordinated obligations, and the guarantees, if any, will be unsecured, senior subordinated obligations of the guarantors. The notes are subject to redemption at our option under terms and conditions specified in the indenture related to the notes, and may be redeemed at the option of the holders at 101% of their face amount, plus accrued and unpaid interest, upon certain change of control events.

In the fiscal year ended January 31, 2009, we repurchased, in eight separate privately negotiated transactions, an aggregate of $32.6 million of principal amount of our original outstanding $200.0 million senior subordinated notes. The repurchases resulted in a gain of $8.7 million from the extinguishment of debt in the fiscal year ended January 31, 2009.

In the quarter ended April 30, 2009, we repurchased, in four separate privately negotiated transactions, an aggregate of $8.9 million of principal amount of senior subordinated notes. The repurchases resulted in a gain of $3.6 million from the extinguishment of debt in the quarter ended April 30, 2009.

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

In addition, under our senior secured credit agreement, we are required to satisfy and maintain specified financial ratios and other financial condition tests, including minimum interest coverage ratio and a maximum total leverage ratio. We were in compliance with all of the covenants under the secured credit agreement and indenture as of April 30, 2009. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet those ratios and tests in the future. A breach of any of these covenants would result in a default (which, if not cured, could mature into an event of default) and in certain cases an immediate event of default under our senior secured credit agreement. Upon the occurrence of an event of default under our senior secured credit agreement, all amounts outstanding under our senior secured credit agreement could be declared to be (or could automatically become) immediately due and payable and all commitments to extend further credit could be terminated.

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

The breach of financial covenants in our senior secured credit agreement (i.e., those that require the maintenance of ratios based on Adjusted EBITDA) would force us to seek a waiver or amendment with the lenders under our senior secured credit agreement, and no assurance can be given that in those circumstances we would be able to obtain any necessary waivers or amendments on satisfactory terms, if at all. The lenders would likely condition any waiver or amendment, if given, on additional consideration from us, such as a consent fee, a higher interest rate, principal repayment and/or more restrictive covenants and limitations on our business. Any such breach, if not waived by the lenders, would result in an event of default under that agreement, in which case the lenders could elect to declare all amounts borrowed due and payable. Any such acceleration would also result in a default under the indenture governing the senior subordinated notes. Additionally, under our debt agreements, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is also tied to ratios based on Adjusted EBITDA.

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

	Three Months Ended April 30,
	2009	2008
Net loss(1)	$(4,815)	$(8,504)
Interest expense (income), net(2)	5,107	9,769
Income tax benefit	(4,317)	(5,760)
Depreciation and amortization expense(3)	18,783	21,380

EBITDA	14,758	16,885
Deferred maintenance writedown(1)	35	306
Restructuring, acquisition and other charges	1,851	1,939

Adjusted EBITDA(1)	$16,644	$19,130

(1)	Net loss for the periods presented includes the periodic effect of the deferred maintenance step-down associated with both the merger in the first quarter of fiscal year 2007 and the Pacific Edge acquisition in the third quarter of fiscal year 2007. This maintenance revenue is added back in calculating Adjusted EBITDA for purposes of the indenture governing the senior subordinated notes and the senior secured credit agreement.
(2)	Interest expense (income), net includes interest income, interest expense, the change in the fair value of derivative instruments, amortization and write-off of debt issuance costs and gain on early extinguishment of debt.
(3)	Depreciation and amortization expense includes depreciation of fixed assets, amortization of leasehold improvements, amortization of acquired technologies and other intangible assets, and amortization of stock-based compensation.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

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

We account for derivative instruments in accordance with the provisions of SFAS 133, as amended by SFAS 138, SFAS 149 and SFAS 157. We utilize a derivative instrument to enhance our ability to manage risk relating to interest rate exposure. Derivative instruments are entered into for periods consistent with the related underlying exposures and are not entered into for speculative purposes. We document all relationships between hedging instruments and hedged items, as well as our risk management objectives and strategies for undertaking various hedge transactions.

Interest Rate Risk.    Historically, our exposure to market risk for changes in interest rates relates primarily to our short and long-term investments and short and long-term debt obligations.

As of April 30, 2009, we had $318.0 million of debt under our senior secured credit agreement. A 1% increase in these floating rates would increase annual interest expense by $3.2 million. We have had limited exposure to interest rate fluctuations historically. As a result we have not used interest rate hedging strategies in the past. However, given our increased exposure to volatility in floating rates after the acquisition transactions, we continue to evaluate hedging opportunities and may enter into hedging transactions in the future.

Under our senior secured credit agreement, we were required, within 90 days after the closing date, to fix the interest rate of at least 50% of the aggregate principal amount of indebtedness under our term loan through swaps, caps, collars, future or option contracts or similar agreements. We are also required to maintain this interest rate protection for a minimum of two years.

Consequently, in the second fiscal quarter ended July 31, 2006, we entered into an interest rate swap transaction to effectively convert the variable interest rate on a portion of the $400.0 million senior secured term loan to a fixed rate. The swap, which expires on April 10, 2010, is recorded on the consolidated balance sheet at fair value in accordance with SFAS 133, as amended by SFAS 138, SFAS 149 and SFAS 157. The swap has not been designated as an accounting hedge and, accordingly, changes in the fair value of the derivative are recognized in the consolidated statement of operations. The notional amount of the swap was $250.0 million initially and amortizes down over time to $126.0 million at the time the swap transaction expires on April 10, 2010. Under the terms of the swap, we will make interest payments based on a fixed rate equal to 5.38% and will receive interest payments based on the LIBOR setting rate, set in arrears. In the quarter ended April 30, 2009 and the same quarter a year ago, we recorded income totaling $0.4 million and $1.2 million, respectively, related to the changes in the fair value of the derivative.

Foreign Exchange Risk.    Sales to foreign countries accounted for approximately 31% and 39% of the total sales in the quarter ended April 30, 2009 and the same quarter a year ago, respectively. Because we invoice certain foreign sales in currencies other than the United States dollar, predominantly the British pound sterling and euro, and do not hedge these transactions, fluctuations in exchange rates could adversely affect the translated results of operations of our foreign subsidiaries. Therefore, foreign exchange fluctuations could create a risk of significant balance sheet gains or losses in our consolidated financial statements. In addition, in the past several years we have benefited from the weakness of the U.S. dollar against other currencies, which increased our net revenues derived from international operations. In more recent quarters, the United States dollar appreciated against these foreign currencies, which negatively affected our net revenues. If the U.S. dollar continues to strengthen against foreign currencies, our future net revenues could be adversely affected. However, given our foreign subsidiaries’ net book values as of April 30, 2009 and net cash flows for the most recent fiscal quarter ended April 30, 2009, we do not believe that a hypothetical 25% fluctuation in foreign currency exchange rates would have a material impact on our consolidated financial position or results of operations.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.    Our Chief Executive Officer and Chief Financial Officer, with the assistance of senior management personnel, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of April 30, 2009. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual and quarterly reports filed under the Exchange Act. Based on this evaluation, and subject to the limitations described below, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of April 30, 2009.

Changes in Internal Control over Financial Reporting.    There were no changes in our internal control over financial reporting during the quarter ended April 30, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes from the risk factors associated with our business, financial condition and results of operations as set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 31, 2009.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

ITEM 3.	Defaults Upon Senior Securities

Not Applicable

ITEM 4.	Submission of Matters to a Vote of Security Holders

Pursuant to a written consent of our stockholders effective as of February 26, 2009, Todd Morgenfeld was elected as a director to our board of directors. Mr. Morgenfeld was nominated as a director and designated as a member of the audit committee and compensation committee by our board of directors on February 25, 2009. This matter is described in our Current Report on Form 8-K (File No. 000-25285) filed with the Securities and Exchange Commission on March 3, 2009 (Item 5.02(d), which is incorporated herein by reference). The written consent was executed by stockholders representing 97,925,780 shares, or 99.4%, of our outstanding common stock.

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

Date: June 12, 2009

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