Form 10-Q
period 2009-07-31
SERENA SOFTWARE INC
filed 2009-09-11
CIK 1073967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2009

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

As of August 31, 2009, 98,481,641 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SERENA SOFTWARE, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	July 31, 2009	January 31, 2009
ASSETS
Current assets
Cash and cash equivalents	$97,952	$115,044
Accounts receivable, net of allowance of $1,043 and $649 at July 31, 2009 and January 31, 2009, respectively	19,334	30,461
Deferred taxes, net	5,192	5,301
Prepaid expenses and other current assets	6,172	5,487

Total current assets	128,650	156,293
Property and equipment, net	4,268	5,084
Goodwill	464,173	462,042
Other intangible assets, net	232,400	270,044
Other assets	6,732	8,069

TOTAL ASSETS	$836,223	$901,532

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,857	$2,254
Income taxes payable	7,655	12,173
Accrued expenses	23,328	21,812
Accrued interest on term loan and subordinated notes	8,890	9,276
Deferred revenue	67,676	74,499

Total current liabilities	109,406	120,014
Deferred revenue, net of current portion	7,871	7,526
Long-term liabilities	6,779	12,756
Deferred taxes	70,286	85,193
Term loan	318,000	320,000
Revolving term credit facility	65,000	65,000
Senior subordinated notes	142,952	167,383

Total liabilities	720,294	777,872

Commitments and contingencies:
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized and no shares issued and outstanding at July 31, 2009 and January 31, 2009	—	—
Series A Preferred stock, $0.01 par value; 1 share authorized, issued and outstanding at July 31, 2009 and January 31, 2009	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 98,481,641 and 98,537,147 shares issued and outstanding at July 31, 2009 and January 31, 2009, respectively	985	985
Additional paid-in capital	510,448	510,379
Accumulated other comprehensive loss	(82)	1,408
Accumulated deficit	(395,422)	(389,112)

Total stockholders’ equity	115,929	123,660

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$836,223	$901,532

See accompanying notes to condensed consolidated financial statements.

SERENA SOFTWARE, INC.

Condensed Consolidated Statements of Operations

For the Three Months and Six Months Ended July 31, 2009 and 2008

(In thousands)

(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2009	2008	2009	2008
Revenue:
Software licenses	$11,017	$19,874	$20,484	$34,414
Maintenance	38,531	41,820	75,260	81,690
Professional services	5,633	8,388	12,221	16,941

Total revenue	55,181	70,082	107,965	133,045

Cost of revenue:
Software licenses	808	516	1,438	956
Maintenance	3,220	4,259	6,436	8,270
Professional services	5,441	8,145	11,583	16,420
Amortization of acquired technology	8,747	8,704	17,093	17,496

Total cost of revenue	18,216	21,624	36,550	43,142

Gross profit	36,965	48,458	71,415	89,903

Operating expenses:
Sales and marketing	14,367	22,000	29,343	42,582
Research and development	7,961	9,009	16,321	17,779
General and administrative	4,586	5,359	8,671	10,805
Amortization of intangible assets	9,203	9,203	18,406	18,406
Restructuring, acquisition and other charges	364	329	2,215	2,268

Total operating expenses	36,481	45,900	74,956	91,840

Operating income (loss)	484	2,558	(3,541)	(1,937)
Interest income	134	342	347	774
Gain on early extinguishment of debt	1,038	628	4,602	628
Interest expense	(8,591)	(10,240)	(17,257)	(21,495)
Change in the fair value of derivative instrument	1,033	1,627	1,447	2,866
Amortization and write-off of debt issuance costs	(674)	(655)	(1,306)	(840)

Loss before income taxes	(6,576)	(5,740)	(15,708)	(20,004)
Income tax benefit	(5,081)	(2,719)	(9,398)	(8,479)

Net loss	$(1,495)	$(3,021)	$(6,310)	$(11,525)

See accompanying notes to condensed consolidated financial statements.

SERENA SOFTWARE, INC.

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended July 31, 2009 and 2008

(In thousands)

(Unaudited)

	Six Months Ended July 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(6,310)	$(11,525)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of acquired technology and other intangible assets	38,109	37,726
Deferred income taxes	(13,518)	(14,270)
Gain on early extinguishment of debt	(4,602)	(628)
Interest expense on term credit facility and subordinated notes, net of interest paid	(386)	(737)
Fair market value adjustment on the interest rate swap	(1,447)	(2,866)
Amortization and write off of debt issuance costs	1,306	840
Stock-based compensation	341	3,633
Acquisition, restructuring and other charges	—	(174)
Changes in operating assets and liabilities:
Accounts receivable	11,127	3,076
Prepaid expenses and other assets	(652)	(1,917)
Accounts payable	(397)	1,130
Income taxes payable	(4,505)	3,784
Accrued expenses	(3,023)	121
Deferred revenue	(6,478)	(1,134)

Net cash provided by operating activities	9,565	17,059

Cash flows used in investing activities:
Capital expenditures	(486)	(3,716)
Capital expenditures for internal use software	(2,379)	(3,215)
Cash paid in acquisitions, including direct transaction costs and net of cash received	(200)	(131)

Net cash used in investing activities	(3,065)	(7,062)

Cash flows used in financing activities:
Common stock repurchased under stock repurchase plans	(212)	—
Repurchase of option rights under employee stock option plan	(82)	(382)
Exercise of stock options under employee stock option plan	21	—
Principal payments and early extinguishments under the term credit facility and senior subordinated notes, net of gains on early extinguishment of debt	(21,829)	(10,782)

Net cash used in financing activities	(22,102)	(11,164)

Effect of exchange rate changes on cash	(1,490)	(278)

Net (decrease) in cash and cash equivalents	(17,092)	(1,445)
Cash and cash equivalents at beginning of period	115,044	48,304

Cash and cash equivalents at end of period	$97,952	$46,859

Supplemental disclosures of cash flow information:
Income taxes paid, net of refunds	$8,885	$1,690

Interest expense paid	$17,596	$22,156

Non-cash investing and financing activity:
Consideration payable to shareholders in acquisitions	$132	$132

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

As of July 31, 2009, a total of 13,515,536 shares of common stock were reserved for issuance upon the exercise of stock options and for the future grant of stock options or awards under the 2006 Plan.

The 2006 Plan does not include an evergreen provision to provide for automatic increases in the number of shares available for grant. Any increase in the number of shares available for grant under the 2006 Plan would require approval from the Company’s Board of Directors.

As of July 31, 2009, total unrecognized compensation costs related to unvested stock options and the restricted stock award was $9.2 million. Unvested stock options are expected to be recognized over a period of 4 to 5 years and the restricted stock award is expected to be recognized over a period of 4 years from grant date.

The fair value of each stock option grant under the stock option plans is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the three months and six months ended July 31, 2009 and 2008.

	Three Months Ended July 31,		Six Months Ended July 31,
	2009	2008	2009	2008
Expected life (in years)	4.0 to 5.0	4.0 to 5.0	4.0 to 5.0	4.0 to 5.0
Risk-free interest rate	2.0% to 2.4%	2.8% to 3.0%	1.6% to 2.4%	2.5% to 3.0%
Volatility	31% to 32%	26% to 31%	31% to 32%	26% to 33%

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions including the expected stock price volatility.

With respect to the amounts set forth above, the Company’s expected volatility is based on the combination of historical volatility of the Company’s common stock and the Company’s peer group’s common stock over the period commensurate with the expected life of the options and the mean historical implied volatility from traded options. To assist management in determining the estimated fair value of the Company’s common stock, the Company engaged a third-party valuation specialist to perform a valuation as of July 31, 2009. The valuation is generally performed on a semi-annual basis as of January 31 and July 31. In estimating the fair value of the Company’s common stock as of July 31, 2009, the independent valuation firm employed a two-step approach that first estimated the fair value of the Company as a whole, and then allocated the enterprise value to the

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Company’s common stock. The risk-free interest rates are derived from the average U.S. Treasury constant maturity rates during the period, which approximate the rate in effect at the time of grant for the respective expected term. The expected terms are based on the observed and expected time to post-vesting exercise or cancellation of options. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero. The Company estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses forecasted projections to estimate pre-vesting option forfeitures and records stock-based compensation expense only for those awards that are expected to vest.

General Stock Option Information

The following table sets forth the summary of option activity under our stock option programs for the six months ended July 31, 2009:

	Options Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price
Balances as of January 31, 2009	2,106,014	12,777,404	$4.58
Granted	(195,000)	195,000	$3.45
Exercised	—	(504,752)	$4.31
Cancelled	521,066	(521,066)	$4.80

Balances as of July 31, 2009	2,432,080	11,946,586	$4.56

Information regarding the stock options outstanding at July 31, 2009 is summarized as follows:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.25	1,599,809	3.94 years	$1.25	1,599,809	$1.25
$3.45	85,000	9.70 years	$3.45	—	—
$5.00	5,355,539	6.61 years	$5.00	2,219,223	$5.00
$5.09	187,500	7.32 years	$5.09	62,311	$5.09
$5.15	4,159,239	7.73 years	$5.15	875,735	$5.15
$5.20	284,499	8.32 years	$5.20	58,335	$5.20
$5.78	275,000	9.07 years	$5.78	—	—

	11,946,586	6.77 years	$4.56	4,815,413	$3.79

The aggregate intrinsic value for options both outstanding and options exercisable as of July 31, 2009 was $2.8 million.

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Stock-based compensation expense for the three months and six months ended July 31, 2009 and 2008 is categorized as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2009	2008	2009	2008
Cost of maintenance	$1	$18	$8	$44
Cost of professional services	(14)	27	(13)	65

Stock-based compensation (benefit) expense in cost of revenue	(13)	45	(5)	109

Sales and marketing	54	447	(26)	1,047
Research and development	81	90	80	439
General and administrative	220	513	292	2,038

Stock-based compensation expense in operating expense	355	1,050	346	3,524

Total stock-based compensation expense	$342	$1,095	$341	$3,633

On September 4, 2009, Serena announced its intention to launch a tender offer to permit all eligible employees and its independent directors to exchange, on a one-for-one basis, stock options granted under Serena’s 2006 Stock Incentive Plan for new stock options having a lower exercise price and different vesting terms. See Note 11 of notes to our unaudited condensed consolidated financial statements for further discussion regarding the tender offer.

(3)	Restructuring Charges and Accruals

On April 30, 2009, in response to the general weakening of the worldwide economy, an expected continued slowdown in IT spending and a decline in the Company’s license revenue, the Company announced and began to execute a plan to reduce its workforce by approximately 7%, or 50 positions, affecting all parts of the organization. The Company has realized and expects to continue to realize cost savings going forward as a result of this restructuring and other cost saving initiatives. This restructuring is substantially complete, and in connection with these actions, the Company recorded restructuring charges in the first half of the fiscal year ending January 31, 2010 consisting principally of severance, payroll taxes and other employee benefits totaling $1.4 million. The nature of all restructuring charges and the amounts paid and accrued as of July 31, 2009 are summarized as follows (in thousands):

	Severance, payroll taxes and other employee benefits	Legal and other miscellaneous	Total restructuring charges and accruals
Balances as of January 31, 2009	$279	$—	$279
Activity during the six months ended July 31, 2009:
Accrued	1,384	—	1,384
Paid	(1,370)	—	(1,370)

Balances as of July 31, 2009	$293	$—	$293

Restructuring accruals are reflected in accrued expenses in the Company’s unaudited condensed consolidated balance sheets.

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

On September 3, 2009, subsequent to the close of the fiscal quarter ended July 31, 2009, the Company communicated and began to execute on another workforce reduction and other cost cutting plan. See Note 11 of notes to our unaudited condensed consolidated financial statements for further discussion regarding this workforce reduction and other cost cutting plan.

(4)	Goodwill and Other Intangible Assets

(a) Goodwill:

The Company accounts for goodwill and certain intangible assets after an acquisition is completed in accordance with SFAS No. 142. As such, goodwill and other indefinite life intangible assets are not amortized but instead are periodically tested for impairment. The annual impairment test required by SFAS No. 142 is performed in the fourth fiscal quarter each year. The Company has concluded that there were no indicators of impairment of goodwill as of July 31, 2009.

The change in the carrying amount of goodwill for the six months ended July 31, 2009 is as follows (in thousands):

Balance as of January 31, 2009	$462,042
Finalization of purchase accounting allocation with respect to the Projity acquisition	2,131

Balance as of July 31, 2009	$464,173

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(b) Other Intangible Assets:

Other intangible assets are comprised of the following (in thousands):

	As of July 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Acquired technology	$178,699	$(123,839)	$54,860
Customer relationships	278,900	(118,490)	160,410
Trademark/Trade name portfolio	14,300	(6,083)	8,217
Capitalized software	15,197	(6,284)	8,913

Total	$487,096	$(254,696)	$232,400

	As of January 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Acquired technology	$181,910	$(106,745)	$75,165
Customer relationships	278,900	(100,981)	177,919
Trademark/Trade name portfolio	14,300	(5,185)	9,115
Capitalized software	12,818	(4,973)	7,845

Total	$487,928	$(217,884)	$270,044

	As of July 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Estimated amortization expense:
For remaining six months of year ending January 31, 2010			$37,386
For year ending January 31, 2011			73,479
For year ending January 31, 2012			43,439
For year ending January 31, 2013			37,893
For year ending January 31, 2014			36,300
Thereafter			3,903

Total			$232,400

As of July 31, 2009, the weighted average remaining amortization periods for acquired technology, trademark/trade name portfolio and customer relationships, and capitalized software are 18 months, 55 months and 18 months, respectively. The total weighted average remaining amortization period for all identifiable intangible assets is 40 months. The aggregate amortization expense of acquired technology and other intangible assets was $18.0 million and $17.9 million in the three months ended July 31, 2009 and 2008, respectively, and $35.5 million and $35.9 million in the six months ended July 31, 2009 and 2008, respectively. There were no impairment charges in the three month and six month periods ended July 31, 2009 and 2008.

Capitalized Software Costs and Impairment. The carrying amount of the Company’s capitalized software costs related to its on-demand application services as of July 31, 2009 was $6.7 million. In accordance with

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets (as amended)”, the Company tests its long-lived assets for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. A long-lived asset is not recoverable, and therefore subject to an impairment charge, if its carrying amount exceeds the undiscounted cash flows associated with it. As a result of the general weakening of the worldwide economy, a continued slowdown in IT spending and a decline in the Company’s license revenue, the Company tested its capitalized software costs related to its on-demand application services for impairment and concluded that no impairment existed as of July 31, 2009 since the estimated undiscounted cash flows expected to result from the capitalized software related to the Company’s on-demand application services exceeded its carrying amount. Factors that could lead to a subsequent recognition of impairment of capitalized software costs include a continued weakening of the worldwide economy, deterioration in sales forecasts from the Company’s on-demand application services, reductions in IT spending by the Company’s customers and future declines in the Company’s license revenue. It is reasonably possible in the near-term that such factors could arise and the resulting impairment charge could materially adversely affect the Company’s results of operations in the quarter where such determination is reached.

(5)	Comprehensive Loss

The Company reports components of comprehensive loss in our annual consolidated statements of shareholders’ equity. Comprehensive loss consists of net loss and foreign currency translation adjustments. Total comprehensive loss for the three months and six months ended July 31, 2009 and 2008 is as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2009	2008	2009	2008
Comprehensive loss:
Net loss	$(1,495)	$(3,021)	$(6,310)	$(11,525)
Other comprehensive income (loss)—foreign currency translation adjustments	(1,070)	24	(1,490)	(278)

Total comprehensive loss	$(2,565)	$(2,997)	$(7,800)	$(11,803)

(6)	Recent Accounting Pronouncements

In July 2009, the Financial Accounting Standards Board (“FASB”) released the final version of its new “Accounting Standards Codification” (Codification) as the single authoritative source for U.S. generally accepted accounting principles (GAAP). The Codification supercedes all previous GAAP accounting standards as described in Statement of Financial Accounting Standard No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (SFAS No. 168). While not intended to change GAAP, the Codification significantly changes the way in which the accounting literature is organized. This SFAS becomes effective for interim and annual periods ending after September 15, 2009. We will apply the Codification to the third quarter fiscal 2010 interim financial statements. The Company does not believe that the adoption of the Codification will have an effect on the Company’s financial position, results of operations or cash flows.

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” which established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

issued or are available to be issued. In particular, this Statement sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This statement is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009. The Company has adopted the required provisions of SFAS No. 165 as of May 1, 2009. The adoption of the required provisions of SFAS No. 165 did not have a material impact on the Company’s financial position, results of operations or cash flows. See Note 11 of notes to our unaudited condensed consolidated financial statements for further discussion regarding SFAS No. 165 and subsequent events.

In April 2009, the FASB issued FASB Staff Position (“FSP”) Financial Accounting Standard (“FAS”) 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 amends SFAS 157 and provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. This FSP is to be applied prospectively with retrospective application not permitted. The Company has adopted the required provisions of SFAS No. 157-4 as of May 1, 2009. The adoption of the required provisions of SFAS No. 157-4 did not have a material impact on the Company’s financial position, results of operations or cash flows. See Note 9 of notes to our unaudited condensed consolidated financial statements for further discussion regarding the adoption of SFAS No. 157-4 and fair value measurements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2. This FSP amends SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities”, SFAS 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations”, and EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets”, to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This FSP will replace the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. This FSP provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Although this FSP does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. This FSP is effective for interim and annual periods ending after June 15, 2009. The Company has adopted the required provisions of this FSP as of May 1, 2009. The adoption of the required provisions of this FSP did not have a material impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1. This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this FSP, fair values for these assets and liabilities were only disclosed annually. This FSP applies to all financial instruments within the scope of SFAS 107 and requires all entities to disclose

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

the method(s) and significant assumptions used to estimate the fair value of financial instruments. This FSP is effective for interim periods ending after June 15, 2009. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The Company has adopted the required provisions of this FSP as of May 1, 2009. The adoption of the required provisions of this FSP did not have a material impact on the Company’s financial position, results of operations or cash flows. See Note 9 of notes to our unaudited condensed consolidated financial statements for further discussion regarding the adoption of FSP FAS No. 107-1 and fair value of financial instruments.

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

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets.” FSP No. 142-3 amends the guidance in FASB Statement No. 142, “Goodwill and Other Intangible Assets (as amended),” for estimating useful lives of recognized intangible assets and requires additional disclosures related to renewing or extending the terms of a recognized intangible asset. In estimating the useful life of a recognized intangible asset, FSP No. 142-3 requires companies to consider their historical experience in renewing or extending similar arrangements together with the asset’s intended use, regardless of whether the arrangements have explicit renewal or extension provisions. FSP No. 142-3 is effective for fiscal years beginning after December 15, 2008, and is to be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements are to be applied prospectively to all intangible assets acquired subsequent to January 31, 2009. The Company adopted this Statement as of February 1, 2009 and the adoption of this Statement did not have a material effect on the Company’s financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133.” This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for fiscal years and interim periods beginning after November 15, 2008. The Company adopted this Statement as of February 1, 2009, and its adoption had no effect on the Company’s financial position, results of operations or cash flows.

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations“, (“SFAS 141(R)”), a revision of Statement of Financial Accounting Standards No. 141 (“SFAS 141”). This Statement requires assets and liabilities acquired in a business combination, contingent consideration and certain acquired contingencies, to be measured at their fair value as of the date of acquisition. This Statement also requires that acquisition-related costs and restructuring costs be recognized separately from the business combination. This Statement is effective for fiscal years beginning after December 15, 2008 and is effective for business combinations entered into on or after January 1, 2009. The Company will apply the guidance of SFAS 141(R) to business combinations completed on or after January 1, 2009. Its effects on future periods will depend on the nature and significance of any acquisitions subject to this Statement.

(7)	Debt

Debt as of July 31, 2009 and January 31, 2009 consisted of the following (in thousands):

	July 31, 2009	January 31, 2009
Senior secured term loan, due March 10, 2013, three-month LIBOR plus 2.00%	$318,000	$320,000
Revolving term credit facility, due March 10, 2012, three-month LIBOR plus 2.25%	65,000	65,000
Senior subordinated notes, due March 15, 2016, 10.375%	142,952	167,383

Total long-term debt	525,952	552,383
Less current portion	—	—

Total long-term debt, less current portion	$525,952	$552,383

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

In the quarters ended July 31, 2006, April 30, 2007, January 31, 2008 and April 30, 2009, the Company made principal payments on the $400 million senior secured term loan totaling $25 million, $30 million, $25 million and $2 million, respectively.

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The revolving term credit facility bears an annual commitment fee of 0.50% on the undrawn portion of that facility commencing on the date of execution and delivery of the senior secured credit agreement. As a result of the Company borrowing $65.0 million under the revolving term Credit Facility in the quarter ended October 31, 2008 and Lehman Commercial Paper, Inc., or LCPI, becoming a defaulting lender due to its failure to fund its loan commitment, the annual commitment fee of 0.50% will not be payable pursuant to the terms of the senior secured credit agreement until all or a portion of the loans under the revolving Credit Facility are repaid.

Senior Subordinated Notes

As of July 31, 2009, the Company has outstanding $143.0 million principal amount of senior subordinated notes, which bear interest at a rate of 10.375%, payable semi-annually on March 15 and September 15, maturing on March 15, 2016. Each of our domestic subsidiaries that guarantees the obligations under the Company’s senior secured credit agreement will jointly, severally and unconditionally guarantee the notes on an unsecured senior subordinated basis. The Company does not have any domestic subsidiaries and, accordingly, there are no guarantors. The notes are the Company’s unsecured, senior subordinated obligations, and the guarantees, if any, will be unsecured, senior subordinated obligations of the guarantors. The notes are subject to redemption at the Company’s option under terms and conditions specified in the indenture related to the notes, and may be redeemed at the option of the holders at 101% of their face amount, plus accrued and unpaid interest, upon certain change of control events.

In the fiscal year ended January 31, 2009, the Company repurchased, in eight separate privately negotiated transactions, an aggregate of $32.6 million of principal amount of its original outstanding $200.0 million senior subordinated notes. The repurchases resulted in a gain of $8.7 million from the extinguishment of debt in the fiscal year ended January 31, 2009.

In the six months ended July 31, 2009, the Company repurchased, in six separate privately negotiated transactions, an aggregate of $24.4 million of principal amount of its senior subordinated notes. The repurchases resulted in a gain of $4.6 million from the extinguishment of debt in the fiscal six months ended July 31, 2009.

The Company may from time to time repurchase its senior subordinated notes in open market or privately negotiated purchases or otherwise.

Debt Covenants

The senior subordinated notes and the Credit Facility contain various covenants including limitations on additional indebtedness, capital expenditures, restricted payments, the incurrence of liens, transactions with affiliates and sales of assets. In addition, the Credit Facility requires the Company to comply with certain financial covenants, including leverage and interest coverage ratios and capital expenditure limitations. The Company was in compliance with all of the covenants of the Credit Facility as of July 31, 2009, and believes it will be in compliance as of January 31, 2010.

The Company’s senior secured credit agreement requires the Company to maintain a rolling twelve-month consolidated Adjusted EBITDA to consolidated Interest Expense ratio of a minimum of 1.75x at the end of each quarter beginning with the fiscal year ending January 31, 2009 until it increases to 2.00x at the end of the fiscal year ending January 31, 2010. Consolidated Interest Expense is defined in the senior secured credit agreement as consolidated cash interest expense less cash interest income and is further adjusted for certain non-cash interest expenses and other items. The Company is also required to maintain a consolidated Total Debt to consolidated Adjusted EBITDA ratio of a maximum of 6.00x at the end of each quarter beginning with the fiscal year ending January 31, 2009 until it decreases to 5.50x by the end of the fiscal year ending January 31, 2010 and until it

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

decreases to 5.00x by the end of the fiscal year ending January 31, 2011. Consolidated Total Debt is defined in the senior secured credit agreement as total debt other than certain indebtedness and is reduced by the amount of cash and cash equivalents on our consolidated balance sheet in excess of $5.0 million. As of July 31, 2009, our consolidated Total Debt was $433.0 million, consisting of total debt other than certain indebtedness totaling $526.0 million, net of cash and cash equivalents in excess of $5.0 million totaling $93.0 million. Failure to satisfy these ratio requirements would constitute a default under the senior secured credit agreement. If the Company’s lenders failed to waive any such default, our repayment obligations under the senior secured credit agreement could be accelerated, which would also constitute a default under the indenture governing the senior subordinated notes.

The Company’s ability to incur additional debt and make certain restricted payments under the indenture governing the senior subordinated notes, subject to specified exceptions, is tied to an Adjusted EBITDA to Fixed Charges ratio of at least 2.0x, except that we may incur certain debt and make certain restricted payments and certain permitted investments without regard to the ratio, such as the Company’s ability to incur up to an aggregate principal amount of $625.0 million under our senior secured credit agreement (inclusive of amounts outstanding under our senior secured credit agreement from time to time; as of July 31, 2009, we had $318.0 million outstanding under our term loan and $65.0 million under our revolving credit facility), to acquire persons engaged in a similar business that become restricted subsidiaries and to make other investments equal to the greater of $25.0 million or 2% of our consolidated assets. Fixed Charges are defined in the indenture governing the senior subordinated notes as consolidated Interest Expense less interest income, adjusted for acquisitions, and further adjusted for non-cash interest expense.

(8)	Income Taxes

The income tax benefit was $5.1 million and $9.4 million in the quarter and six months ended July 31, 2009, respectively, as compared to $2.7 million and $8.5 million in the same quarter and six months, respectively, a year ago. The Company’s projected effective income tax benefit rate for fiscal year 2010 is 55%, excluding $0.7 million of discrete items recorded as a tax benefit in the six months ended July 31, 2009. The Company’s effective income tax benefit rate for fiscal year 2009 was 3%. The effective income tax benefit rate projected for fiscal 2010 is significantly greater than the effective income tax benefit rate for fiscal 2009 predominantly due to the goodwill impairment charge in the fourth quarter of fiscal 2009 totaling $326.7 million. The Company’s effective income tax benefit rate is greater than the statutory rate due to the impacts of permanently reinvested foreign earnings, the domestic production deduction, and the United States research and experimentation tax credit.

At January 31, 2009, the Company had total federal, state and foreign unrecognized tax benefits of $10.7 million, including interest of $2.1 million. During the six months ended July 31, 2009 the total unrecognized tax benefit decreased and income tax benefit was favorably affected by $2.6 million due to audit settlements. During the six months ended July 31, 2009 the Company accrued immaterial amounts in interest and penalties.

The Company files tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The statute of limitations on our federal and major state tax return filings remains open for the years ended January 31, 2006 through January 31, 2009. The statute of limitations on U.K. income tax filings remains open for the years ended January 31, 1999 through January 31, 2009. Over the next twelve months, we expect a decrease of $1.1 million in our unrecognized tax benefits as a result of expiring statutes.

(9)	Fair Value Measurement

As described in Note 6 of notes to our unaudited condensed consolidated financial statements, the Company adopted the provisions of SFAS No. 157 as amended by FSP FAS 157-1 and FSP FAS 157-2 on February 1,

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

Items Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at July 31, 2009 consistent with the fair value hierarchy provisions of SFAS No. 157 (in thousands):

	Estimated Fair Value at July 31, 2009	Fair Value Measurement at Reporting Date Using
Description		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$73,198	$73,198	$—	$—

Total Assets	$73,198	$73,198	$—	$—

Liabilities:
Derivative instrument(1)	$4,446	$—	$4,446	$—

Total Liabilities	$4,446	$—	$4,446	$—

(1)	Included in accrued expenses in the unaudited condensed consolidated balance sheet. See Management’s Discussion and Analysis of Financial Condition and Results of Operations—Other Income (Expense)—Change in Fair Value of Derivative Instrument, for further discussion regarding the derivative instrument.

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

At July 31, 2009, the Company did not have any assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

Fair Value of Financial Instruments

The carrying amount of the Company’s financial instruments including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their respective fair values because of the relatively short period of time between origination of the instruments and their expected realization. The fair value of the Company’s senior secured term loan and revolving term credit facility approximate their respective carrying amounts.

The estimated fair values of certain of the Company’s long-term debt obligations, based on quoted market prices, as of July 31, 2009 and January 31, 2009 are as follows:

	Carrying Amount	Fair Value
	(In thousands)
As of July 31, 2009:
10.375% Senior Subordinated Notes due 2016	$142,952	$133,303
As of January 31, 2009:
10.375% Senior Subordinated Notes due 2016	$167,383	$97,082

Financial instruments that potentially subject us to credit risk consist of cash and cash equivalents, and trade accounts receivable. The Company maintains the majority of its cash and cash equivalents balances with recognized financial institutions which follow the Company’s investment policy. The Company has not experienced any significant losses on these investments to date. One of the most significant credit risks is the ultimate realization of accounts receivable. This risk is mitigated by (i) ongoing credit evaluation of our customers, and (ii) frequent contact with our customers, especially our most significant customers, thus enabling the Company to monitor current changes in business operations and to respond accordingly. The Company generally does not require collateral for sales on credit. The Company considers these concentrations of credit risks in establishing our allowance for doubtful accounts.

(10)	Litigation

The Company is involved in various legal proceedings that have arisen during the ordinary course of its business. The final resolution of these matters, individually or in the aggregate, is not expected to have a material adverse effect on the Company’s consolidated financial position or results of operations.

(11)	Subsequent Events

The Company accounts for its subsequent events in accordance with the provisions of SFAS No. 165 “Subsequent Events”, (“SFAS 165”). Under SFAS 165, an entity must disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. The Company evaluated subsequent events through September 11, 2009, which was commensurate with the date the financial statements were issued.

On September 3, 2009, in response to the continuing weakening of the worldwide economy, slowdown in IT spending and decline in the Company’s license revenue, the Company communicated and began to execute a

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

plan to reduce its workforce by approximately 7%, or 49 positions, and implement additional cost saving initiatives. The reduction in its workforce is expected to affect all organizations within the Company, with a majority of the positions eliminated within the Company’s general and administrative and research and development organizations. The Company expects these actions to be substantially completed by October 31, 2009, resulting in restructuring charges during the quarter ending October 31, 2009 consisting principally of severance, payroll taxes and other employee benefits, facilities closures and legal and other miscellaneous costs of between $4.0 million and $5.0 million, and a reduction of operating expenses of between $3.0 million and $4.0 million over the remaining course of fiscal year 2010.

On September 4, 2009, Serena announced its intention to launch a tender offer to permit all eligible employees and its independent directors to exchange, on a one-for-one basis, stock options granted under Serena’s 2006 Stock Incentive Plan for new stock options having a lower exercise price and different vesting terms. Eligible optionholders would have the opportunity to exchange part or all of their time-based options for new time-based options having a vesting period of three years and an exercise price equal to the fair market value of Serena’s common stock after the closing of the tender offer. Eligible employees who are not executive officers or officers of Serena would have the opportunity to exchange part or all of their performance-based options for new time-based options having a vesting period of three years and an exercise price equal to the fair market value of Serena’s common stock after the closing of the tender offer. Executive officers and officers of Serena would have the opportunity to exchange part or all of their performance-based options for new performance-based options having a vesting period of three years and six months, with vesting based on the achievement of EBITA targets established by Serena’s board of directors, and an exercise price equal to the fair market value of Serena’s common stock after the closing of the tender offer. Eligible employees holding stock options to acquire fewer than 25,000 shares of Serena common stock would also have the opportunity to sell their stock options to Serena based on a purchase price of $1.25 per share into which the options are exercisable. The stock options that potentially could be exchanged through the proposed tender offer represent approximately 9.0 million shares of Serena common stock, and the stock options that potentially could be purchased by Serena through the proposed tender offer represent approximately 0.6 million shares of Serena common stock. Management is currently assessing the potential financial impact of the proposed option tender offer based on a number of factors, including the expected level of participation, potential exercise price of the new stock options, achievement of vesting targets under performance-based options and the potential closing date of the tender offer.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to safe harbors under the Securities Act of 1933 and the Securities Exchange Act of 1934. These forward-looking statements include, but are not limited to, statements about financial projections, operational plans and objectives, future economic performance and other projections and estimates contained in this report. When used in this report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions identify forward-looking statements. Because these forward-looking statements involve risks and uncertainties, they are subject to important factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements, including those risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 31, 2009 and Part II, Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2009. We assume no obligation to update any forward-looking statements contained in this report. It is important that the discussion below be read together with the attached unaudited condensed consolidated financial statements and notes thereto and the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 31, 2009 and Part II, Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2009.

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

In connection with our merger with Spyglass Merger Corp., an affiliate of Silver Lake Partners, in March 2006, we entered into a senior secured credit agreement, issued senior subordinated notes, and entered into other related transactions, which we refer to collectively as the acquisition transactions. As a result of the acquisition transactions, we became, and continue to be, highly leveraged. As of July 31, 2009 we had outstanding $526.0 million in aggregate indebtedness, including $65.0 million of borrowing under our revolving term credit facility. Our liquidity requirements are significant, primarily due to debt service requirements.

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

In the quarter ended July 31, 2009, when compared to the same quarter a year ago, total revenues decreased 21%, as total revenues were $55.2 million in the current quarter versus $70.1 million in the same quarter a year ago. In the six months ended July 31, 2009, when compared to the same six months a year ago, total revenues decreased 19%, as total revenues were $108.0 million in the current six months versus $133.0 million in the same six months a year ago. For both the current quarter and six months, when compared to the same quarter and six months a year ago, the decrease in total revenue was primarily due to slower software purchasing activity across all product lines resulting from adverse world-wide general economic conditions, and to a lesser extent, declines in our consulting business.

In the quarter and six months ended July 31, 2009, 73% and 65%, respectively, of our total software license revenue came from our distributed systems products, as compared to 56% and 64%, respectively, in the same quarter and six months a year ago. In the quarter and six months ended July 31, 2009, 27% and 35%, respectively, of our total software license revenue came from our mainframe products, as compared to 44% and 36%, respectively, in the same quarter and six months a year ago.

Historically, our revenue has been generally attributable to sales in North America, Europe and to a lesser extent Asia Pacific. Revenue attributable to sales in North America accounted for approximately 68% of our total revenue in both the quarter and six months ended July 31, 2009, as compared to 62% in both the same quarter and six months a year ago.

Our international revenue is attributable principally to our European operations. International revenue accounted for approximately 32% of our total revenue in both the quarter and six months ended July 31, 2009, as compared to 38% in both the same quarter and six months a year ago.

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

In the second quarter of fiscal year 2010, there has been no change in the above critical accounting policies or the underlying assumptions and estimates used in their application. See our Annual Report on Form 10-K for the fiscal year ended January 31, 2009 filed with the SEC on May 1, 2009 for further information regarding our critical accounting policies and estimates.

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

	Three Months Ended July 31,		Six Months Ended July 31,
	2009	2008	2009	2008
Revenue:
Software licenses	20%	28%	19%	26%
Maintenance	70%	60%	70%	61%
Professional services	10%	12%	11%	13%

Total revenue	100%	100%	100%	100%

Cost of revenue:
Software licenses	1%	1%	1%	1%
Maintenance	6%	6%	6%	6%
Professional services	10%	12%	11%	12%
Amortization of acquired technology	16%	12%	16%	13%

Total cost of revenue	33%	31%	34%	32%

Gross profit	67%	69%	66%	68%

Operating expenses:
Sales and marketing	26%	31%	27%	32%
Research and development	14%	13%	15%	13%
General and administrative	8%	8%	8%	8%
Amortization of intangible assets	17%	13%	17%	14%
Restructuring, acquisition and other charges	1%	—	2%	2%

Total operating expenses	66%	65%	69%	69%

Operating income (loss)	1%	4%	(3)%	(1)%
Interest income	—	1%	—	1%
Gain on early extinguishment of debt	2%	1%	4%	—
Interest expense	(16)%	(15)%	(16)%	(16)%
Change in the fair value of derivative instrument	2%	2%	1%	2%
Amortization and write-off of debt issuance costs	(1)%	(1)%	(1)%	(1)%

Loss before income taxes	(12)%	(8)%	(15)%	(15)%
Income tax benefit	(9)%	(4)%	(9)%	(6)%

Net loss	(3)%	(4)%	(6)%	(9)%

Revenue

We derive revenue from software licenses, maintenance and professional services. Our total revenue decreased $14.9 million, or 21%, to $55.2 million in the quarter ended July 31, 2009 from $70.1 million in the same quarter a year ago. For the six months ended July 31, 2009, total revenue decreased $25.0 million, or 19%, to $108.0 million from $133.0 million in the same six months a year ago.

The following table summarizes software licenses, maintenance and professional services revenues for the periods indicated (in thousands, except percentages):

	Three Months Ended July 31,				Six Months Ended July 31,
	2009	2008	Increase (Decrease)		2009	2008	Increase (Decrease)
			In Dollars	In %			In Dollars	In %
Revenue:
Software licenses	$11,017	$19,874	$(8,857)	(45)%	$20,484	$34,414	$(13,930)	(40)%
Maintenance	38,531	41,820	(3,289)	(8)%	75,260	81,690	(6,430)	(8)%
Professional services	5,633	8,388	(2,755)	(33)%	12,221	16,941	(4,720)	(28)%

Total revenue	$55,181	$70,082	$(14,901)	(21)%	$107,965	$133,045	$(25,080)	(19)%

Software Licenses.    Software licenses revenue as a percentage of total revenue was 20% and 19% in the quarter and six months ended July 31, 2009, respectively, as compared to 28% and 26% in the same quarter and six months, respectively, a year ago. For both the current quarter and six months, when compared to the same quarter and six months a year ago, the decrease in software licenses revenue, in both absolute dollars and as a percentage of total revenue, is predominantly the result of slower software purchasing activity resulting from world-wide general economic weakness. Our core software configuration management, or SCM, products continue to make up a significant portion of our total software license revenue. Combined, our core SCM products accounted for $10.5 million, or 96%, and $19.6 million, or 95%, of total software licenses revenue in the quarter and six months ended July 31, 2009, respectively, as compared to $16.2 million, or 82%, and $29.9 million, or 87%, in the same quarter and six months, respectively, a year ago. Distributed systems products accounted for $8.1 million, or 73%, and $13.3 million, or 65% of total software licenses revenue in the quarter and six months ended July 31, 2009, respectively, as compared to $11.1 million, or 56%, and $22.2 million, or 64%, in the same quarter and six months, respectively, a year ago. We expect that our Dimensions, ZMF and Serena Business Mashups products will continue to account for a substantial portion of software license revenue in the future. We expect our software license revenue for the quarter ending October 31, 2009 to increase slightly sequentially notwithstanding the anticipated continuation of adverse worldwide economic conditions and reduced IT spending.

Maintenance.    Maintenance revenue as a percentage of total revenue was 70% in both the quarter and six months ended July 31, 2009, as compared to 60% and 61% in the same quarter and six months, respectively, a year ago. For both the current quarter and six months, when compared to the same quarter and six months a year ago, the increase in maintenance revenue as a percentage of total revenue is primarily due to the impact from lower software license revenue and professional services revenue resulting from the general weakening of the worldwide economy and continued slowdown in IT spending. For both the current quarter and six months, when compared to the same quarter and six months a year ago, the decrease in maintenance revenue in absolute dollars is primarily due to the strengthening of the United States dollar against foreign currencies, predominantly the British pound sterling and euro, all partially offset by growth in the installed software license base, as new licenses generally include one year of maintenance, and maintenance price increases. We expect maintenance revenue for the quarter ending October 31, 2009 to increase slightly sequentially and remain relatively flat or decline slightly year over year as a result of the recent decline in our software license revenue and pricing pressure caused by the expected continuation of adverse worldwide economic conditions and reduced IT spending.

Professional Services.    Professional services revenue as a percentage of total revenue was 10% and 11% in the quarter and six months ended July 31, 2009, respectively, as compared to 12% and 13% in the same quarter and six months, respectively, a year ago. For both the current quarter and six months, when compared to the same quarter and six months a year ago, the decrease in both absolute dollars and as a percentage of total revenue is predominantly due to a decline in the number of smaller consulting engagements primarily as a result of lower software license revenue and the general weakening of the worldwide economy. In general, professional services revenue is attributable to consulting opportunities in our installed customer base and expanding our consulting service capabilities. We expect professional services revenue for the quarter ending October 31, 2009 to increase slightly sequentially as a result of the expected continuation of adverse worldwide economic conditions and reduced IT spending.

Cost of Revenue

Cost of revenue, consisting of cost of software licenses, cost of maintenance, cost of professional services and amortization of acquired technology, was 33% and 34% of total revenue in the quarter and six months ended July 31, 2009, respectively, as compared to 31% and 32% in the same quarter and six months, respectively, a year ago.

The following table summarizes cost of revenue for the periods indicated (in thousands, except percentages):

	Three Months Ended July 31,				Six Months Ended July 31,
	2009	2008	Increase (Decrease)		2009	2008	Increase (Decrease)
			In Dollars	In %			In Dollars	In %
Cost of revenue:
Software licenses	$808	$516	$292	57%	$1,438	$956	$482	50%
Maintenance	3,220	4,259	(1,039)	(24)%	6,436	8,270	(1,834)	(22)%
Professional services	5,441	8,145	(2,704)	(33)%	11,583	16,420	(4,837)	(29)%
Amortization of acquired technology	8,747	8,704	43	—	17,093	17,496	(403)	(2)%

Total cost of revenue	$18,216	$21,624	$(3,408)	(16)%	$36,550	$43,142	$(6,592)	(15)%

Percentage of total revenue	33%	31%			34%	32%

Software Licenses.    Cost of software licenses consists principally of fees associated with integrating third party technology into our PVCS and Dimensions distributed systems products, amortization of certain capitalized software costs and, to a lesser extent, salaries, bonuses and other costs associated with our product release organization. Cost of software licenses as a percentage of total software licenses revenue was 7% in both the quarter and six months ended July 31, 2009, respectively, as compared to 3% in both the same quarter and six months a year ago. The increase in both absolute dollars and as a percentage of total software licenses revenue in both the quarter and six months ended July 31, 2009, when compared to the same quarter and six months a year ago, was primarily due to increased amortization of certain capitalized software costs and decreased sales of our distributed systems licenses.

Maintenance.    Cost of maintenance consists primarily of salaries, bonuses and other costs associated with our customer support organization. Cost of maintenance as a percentage of total maintenance revenue was 8% and 9% in the quarter and six months ended July 31, 2009, respectively, as compared to 10% in both the same quarter and six months a year ago. For both the current quarter and six months, when compared to the same quarter and six months a year ago, in both absolute dollars and as a percentage of total maintenance revenue, the decrease in cost of maintenance was primarily attributable to decreases in expenses associated with our customer support organization resulting from restructuring and other cost cutting initiatives.

Professional Services.    Cost of professional services consists of salaries, bonuses and other costs associated with supporting and growing our professional services organization. Cost of professional services as a percentage of total professional services revenue was 97% and 95% in the quarter and six months ended July 31, 2009, respectively, as compared to 97% in both the same quarter and six months a year ago. For both the current quarter and six months, when compared to the same quarter and six months a year ago, the decrease in the cost of professional services in absolute dollars was predominantly due to decreases in expenses to support lower professional services revenue and, to a lesser extent, restructuring and other cost cutting initiatives.

Amortization of Acquired Technology.    In connection with our merger in March 2006, and to a lesser extent small technology acquisitions in March 2006, October 2006 and September 2008, we have recorded $178.7 million in acquired technology, reduced by amortization totaling $123.8 million as of July 31, 2009. For both the quarter and six months ended July 31, 2009, when compared to the same quarter and six months a year ago, amortization expense was predominantly due to the acquired technology recorded in connection with the merger. Assuming there are no impairments and no acquisitions, we expect to record $8.7 million in amortization expense in each of the next three fiscal quarters, $8.3 million in amortization expense in each of the three fiscal quarters following thereafter and finally, $3.6 million in amortization expense in the first quarter of fiscal 2012.

Operating Expenses

The following table summarizes operating expenses for the periods indicated (in thousands, except percentages):

	Three Months Ended July 31,				Six Months Ended July 31,
	2009	2008	Increase (Decrease)		2009	2008	Increase (Decrease)
			In Dollars	In %			In Dollars	In %
Operating expenses:
Sales and marketing	$14,367	$22,000	$(7,633)	(35)%	$29,343	$42,582	$(13,239)	(31)%
Research and development	7,961	9,009	(1,048)	(12)%	16,321	17,779	(1,458)	(8)%
General and administrative	4,586	5,359	(773)	(14)%	8,671	10,805	(2,134)	(20)%
Amortization of intangible assets	9,203	9,203	—	—	18,406	18,406	—	—
Restructuring, acquisition & other charges	364	329	35	11%	2,215	2,268	(53)	(2)%

Total operating expenses	$36,481	$45,900	$(9,419)	(21)%	$74,956	$91,840	$(16,884)	(18)%

Percentage of total revenue	66%	65%			69%	69%

Sales and Marketing.    Sales and marketing expenses consist primarily of salaries, commissions and bonuses, payroll taxes and employee benefits as well as travel, entertainment and marketing expenses. Sales and marketing expenses as a percentage of total revenue were 26% and 27% in the quarter and six months ended July 31, 2009, respectively, as compared to 31% and 32% in the same quarter and six months, respectively, a year ago. For both the quarter and six months ended July 31, 2009, when compared to the same quarter and six months a year ago, in both absolute dollars and as a percentage of total revenue, the decrease was the result of lower direct costs, such as travel and sales commissions, associated with lower software licenses revenue, decreases in stock-based compensation expenses and restructuring and other cost cutting initiatives put in place in the first quarter of fiscal 2010. In absolute dollar terms, we expect sales and marketing expenses to decrease slightly over the near term.

Research and Development.    Research and development expenses consist primarily of salaries, bonuses, payroll taxes, employee benefits and costs attributable to research and development activities. Research and development expenses as a percentage of total revenue were 14% and 15% in the quarter and six months ended July 31, 2009, respectively, as compared to 13% in both the same quarter and six months a year ago. For both the quarter and six months ended July 31, 2009, when compared to the same quarter and six months a year ago, the decrease in research and development expenses in absolute dollars is primarily attributable to decreases in stock-based compensation expenses and restructuring and other cost cutting initiatives. In absolute dollar terms, we expect research and development expenses to decrease slightly in the near term.

General and Administrative.    General and administrative expenses consist primarily of salaries, bonuses, payroll taxes, benefits and certain non-allocable administrative costs, including legal and accounting fees and bad debt. General and administrative expenses as a percentage of total revenue were 8% in both the quarter and six months ended July 31, 2009 as well as the same quarter and six months a year ago. For both the quarter and six months ended July 31, 2009, when compared to the same quarter and six months a year ago, the decrease in general and administrative expenses in absolute dollars is primarily attributable to decreases in stock-based compensation expenses and restructuring and other cost cutting initiatives. In absolute dollar terms, we expect general and administrative expenses to decrease slightly in the near term.

Amortization of Intangible Assets.    In connection with our merger in March 2006, and to a lesser extent a small technology acquisitions in October 2006, and in connection with our capitalizing certain software costs including more recently software development costs related to our on-demand applications beginning in the first quarter of fiscal year 2009, we have recorded $308.4 million in identifiable intangible assets, reduced by amortization totaling $130.9 million as of July 31, 2009. For the quarter and six months ended July 31, 2009 and the same quarter and six months a year ago, amortization expense was predominantly due to the identifiable intangible assets recorded in connection with the merger. Assuming there are no impairments and no acquisitions, we expect to record $9.2 million in amortization expense in each of the next eleven fiscal quarters, $9.1 million in amortization expense in each of the seven fiscal quarters following thereafter and finally, $3.9 million in amortization expense in the first quarter of fiscal 2015.

Restructuring, Acquisition and Other Charges.    In connection with our restructuring put in place on April 30, 2009, and to a lesser extent, sponsor fees and other charges which are not part of ongoing operations, we recorded $0.4 and $2.2 million in restructuring, acquisition and other charges in the quarter and six months ended July 31, 2009, respectively. See Note 3 of notes to our unaudited condensed consolidated financial statements included elsewhere in this report for additional information related to the restructuring plan. In the same quarter and six months a year ago, we recorded $0.3 million and $2.3 million in restructuring, acquisition and other charges, respectively, predominantly related to severance and other employee related costs, and to a lesser extent, sponsor fees and other charges which are not part of ongoing operations.

Other Income (Expense)

The following table summarizes other income (expense) for the periods indicated (in thousands, except percentages):

	Three Months Ended July 31,				Six Months Ended July 31,
	2009	2008	Increase (Decrease)		2009	2008	Increase (Decrease)
			In Dollars	In %			In Dollars	In %
Other income (expense):
Interest income	$134	$342	$(208)	(61)%	$347	$774	$(427)	(55)%
Gain on early extinguishment of debt	1,038	628	410	65%	4,602	628	3,974	633%
Interest expense	(8,591)	(10,240)	1,649	(16)%	(17,257)	(21,495)	4,238	(20)%
Change in the fair value of derivative instrument	1,033	1,627	(594)	(37)%	1,447	2,866	(1,419)	(50)%
Amortization and write-off of debt issuance costs	(674)	(655)	(19)	3%	(1,306)	(840)	(466)	55%

Total other income (expense)	$(7,060)	$(8,298)	$1,238	(15)%	$(12,167)	$(18,067)	$5,900	(33)%

Percentage of total revenue	(13)%	(12)%			(11)%	(14)%

Interest Income.    For both the quarter and six months ended July 31, 2009, when compared to the same quarter and six months a year ago, the dollar decrease in interest income is predominantly due to decreases in balances in interest bearing accounts, such as cash and cash equivalents, resulting from servicing and paying down principal on our debt and, to a lesser extent, lower yields, all partially offset by increases in cash balances from our borrowing $65.0 million under the revolving credit facility in the quarter ended October 31, 2008 and cash from operating cash flows.

Gain on Early Extinguishment of Debt.    In the six months ended July 31, 2009 and the same six months a year ago, we recorded gains on the early extinguishment of debt totaling $4.6 million and $0.6 million, respectively, following authorization of our Board of Directors to repurchase our senior subordinated notes. See Note 7 of notes to our unaudited condensed consolidated financial statements included elsewhere in this report for additional information related to our debt.

Interest Expense.    For both the quarter and six months ended July 31, 2009, when compared to the same quarter and six months a year ago, the dollar decrease in interest expense is predominantly due to our paying down principal on our senior subordinated notes totaling $11.4 million, $21.2 million, $8.9 million and $15.6 million in the quarters ended July 31, 2008, January 31, 2009, April 30, 2009 and July 31, 2009, respectively, and to a lesser extent, paying down principal on our senior secured term loan totaling $2.0 million in the quarter ended April 30, 2009 and lower variable rates on the senior secured term loan. See Note 7 of notes to our unaudited condensed consolidated financial statements included elsewhere in this report for additional information related to our debt.

Change in the Fair Value of Derivative Instrument.    We use an interest rate swap as part of our interest rate risk management strategy. In the second fiscal quarter ended July 31, 2006, we entered into an interest rate swap transaction to effectively convert the variable interest rate on a portion of the $400.0 million senior secured term loan to a fixed rate. The swap, which expires on April 10, 2010, is recorded on the consolidated balance sheet at fair value in accordance with SFAS 133. The swap has not been designated as a hedge, and accordingly, changes in the fair value of the derivative are recognized in the consolidated statement of operations. The notional amount of the swap was $250.0 million initially declining over time to $126.0 million at the time the swap transaction expires on April 10, 2010. Under the terms of the swap, we will make interest payments based on a fixed rate equal to 5.38% and will receive interest payments based on the LIBOR setting rate, set in arrears. In the quarter and six months ended July 31, 2009 we recorded income of $1.0 million and $1.4 million, respectively, related to the changes in the fair value of the derivative as compared to income of $1.6 million and $2.9 million in the same quarter and six months, respectively, a year ago.

Amortization and Write-Off of Debt Issuance Costs.    In connection with the merger, we recorded $16.1 million in debt issuance costs, reduced by accumulated amortization totaling $7.9 million as of July 31, 2009. In the quarter and six months ended July 31, 2009, we recorded $0.7 million and $1.3 million in amortization of debt issuance costs, respectively, as compared to $0.7 million and $0.8 million in the same quarter and six months, respectively, a year ago. The increase in amortization expense in the six months ended July 31, 2009, when compared to the same six months a year ago, is predominantly due to the write-off of unamortized debt issuance costs of approximately $0.4 million recorded in the fiscal six months ended July 31, 2009 associated with the early extinguishment of the senior subordinated notes as compared to a $0.2 million write-off in the same six months a year ago. Assuming we do not incur additional debt or extinguish senior subordinated notes before maturity, we expect to record $0.4 million to $0.5 million per quarter in amortization expense over the next fifteen fiscal quarters through the end of fiscal 2013 and $0.1 million to $0.2 million per quarter in amortization expense over the twelve fiscal quarters following thereafter through the end of fiscal 2016.

Capitalized Software Costs and Impairment.    The carrying amount of our capitalized software costs related to our on-demand application services as of July 31, 2009 was $6.7 million. In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets (as amended)”, we test our long-lived assets for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. A long-lived asset is not recoverable, and therefore subject to an impairment charge, if its carrying amount exceeds the undiscounted cash flows associated with it. As a result of the general weakening of the worldwide economy, a continued slowdown in IT spending and a decline in our license revenue, we tested our capitalized software costs related to our on-demand application services for impairment and concluded that no impairment existed as of July 31, 2009 since the estimated undiscounted cash flows expected to result from the capitalized software related to our on-demand application services exceeded its carrying amount. Factors that could lead to a subsequent recognition of impairment of capitalized software costs include a continued weakening of the worldwide economy, deterioration in sales forecasts from our on-demand application services, reductions in IT spending by our customers and future declines in our license revenue. It is reasonably possible in the near-term that such factors could arise and the resulting impairment charge could materially adversely affect our results of operations in the quarter where such determination is reached.

Income Tax Benefit

The following table summarizes income tax (benefit) expense for the periods indicated (in thousands, except percentages):

	Three Months Ended July 31,				Six Months Ended July 31,
	2009	2008	Increase (Decrease)		2009	2008	Increase (Decrease)
			In Dollars	In %			In Dollars	In %
Income tax benefit	$(5,081)	$(2,719)	$(2,362)	87%	$(9,398)	$(8,479)	$(919)	11%

Percentage of total revenue	(9)%	(4)%			(9)%	(6)%

Income Tax Benefit.    Income tax benefit was $5.1 million and $9.4 million in the quarter and six months ended July 31, 2009, respectively, as compared to $2.7 million and $8.5 million in the same quarter and six months, respectively, a year ago. Our projected effective income tax benefit rate for the twelve months of fiscal year 2010 is 55%, excluding $0.7 million of discrete items recorded as a tax benefit in the six months ended July 31, 2009. Our effective income tax benefit rate for the twelve months of fiscal year 2009 was 3%. The effective income tax benefit rate projected for fiscal 2010 is significantly greater than the effective income tax benefit rate for fiscal 2009 predominantly due to the goodwill impairment charge in the fourth quarter of fiscal 2009 totaling $326.7 million. Our effective income tax benefit rate is greater than the statutory rate due to the impacts of permanently reinvested foreign earnings, the domestic production deduction, and the United States research and experimentation tax credit. See Note 8 of notes to our unaudited condensed consolidated financial statements included elsewhere in this report for further information regarding income taxes and the impact of FIN 48 on our results of operations and financial position.

Liquidity and Capital Resources

Cash and Cash Equivalents.    Since our inception, we have financed our operations and met our capital expenditure requirements through cash flows from operations. As of July 31, 2009, we had $98.0 million in cash and cash equivalents.

Net Cash Provided by Operating Activities.    Cash flows provided by operating activities were $9.6 million and $17.1 million in the six months ended July 31, 2009 and the same six months a year ago, respectively. In the six months ended July 31, 2009, our cash flows provided by operating activities exceeded net loss principally due to the inclusion of non-cash expenses in net loss and a decrease in accounts receivable, all partially offset by interest payments made on the term credit facility and subordinated notes totaling $17.6 million, income tax payments net of refunds totaling $8.9 million, cash collections in advance of revenue recognition for maintenance contracts and a decrease in accrued expenses. In the six months ended July 31, 2008, our cash flows provided by operating activities exceeded net loss principally due to the inclusion of non-cash expenses in net loss and a decrease in accounts receivable, all partially offset by interest payments made on the term credit facility and subordinated notes totaling $22.2 million, cash collections in advance of revenue recognition for maintenance contracts and an increase in prepaid expenses and other assets.

Net Cash Used in Investing Activities.    Net cash used in investing activities was $3.1 million and $7.1 million in the six months ended July 31, 2009 and the same six months a year ago, respectively. In the six months ended July 31, 2009 and the same six months a year ago, net cash used in investing activities related to capitalized software totaling $2.4 million and $3.2 million, respectively, the purchase of computer equipment and office furniture and equipment totaling $0.5 million and $3.7 million, respectively, and acquisition related costs paid in connection with acquisitions totaling $0.2 million and $0.1 million, respectively.

Net Cash Used in Financing Activities.    Net cash used in financing activities was $22.1 million and $11.2 million in the six months ended July 31, 2009 and the same six months a year ago, respectively. In the six months ended July 31, 2009, net cash used in financing activities principally related to principal payments made on the senior subordinated notes and the term credit facility totaling $19.8 million and $2.0 million, respectively, the repurchases of common stock totaling $0.2 million and the repurchase of option rights under our employee stock option plan totaling $0.1 million. In the six months ended July 31, 2008, net cash used in financing activities related to principal payments made on the senior subordinated notes totaling $10.8 million and the repurchase of option rights under our employee stock option plan totaling $0.4 million.

Contractual Obligations and Commitments

As a result of the acquisition transactions related to our merger in March 2006, we became highly leveraged. As of July 31, 2009, we had outstanding $526.0 million in aggregate indebtedness. Our liquidity obligations are significant, primarily due to debt service obligations. Our interest expense for the quarter and six months ended July 31, 2009 was $8.6 million and $17.3 million, respectively, as compared to $10.2 million and $21.5 million in the same quarter and six months, respectively, a year ago.

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

The following is a summary of our various contractual commitments, including non-cancelable operating lease agreements for office space that expire between calendar years 2009 and 2012. All periods start from August 1, 2009.

	Payments Due by Period(2)
	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
	(in thousands)
Operating lease obligations	$8,542	$4,333	$4,186	$23	$—
Credit Facility:
Senior secured term loan due March 10, 2013	318,000	—	—	318,000	—
Revolving term credit facility due March 10, 2012	65,000	—	65,000	—	—
Senior subordinated notes due March 15, 2016	142,952	—	—	—	142,952
Scheduled interest on debt(1)	137,926	29,510	49,427	34,888	24,101

	$672,420	$33,843	$118,613	$352,911	$167,053

(1)	Scheduled interest on debt is calculated through the instrument’s due date and assumes no principal paydowns or borrowings. Scheduled interest on debt includes the seven year senior secured term loan due March 10, 2013 at an annual rate of 2.62938%, which is the rate in effect as of July 31, 2009, the fully drawn six year term credit facility due March 10, 2012 at an annual rate of 2.87938%, which is the rate in effect as of July 31, 2009, the ten year senior subordinated notes due March 15, 2016 at the stated annual rate of 10.375%, and the fair value of the derivative instrument as of July 31, 2009 totaling $4.4 million.
(2)	This table excludes our unrecognized tax benefits totaling $8.3 million as of July 31, 2009 since we have determined that the timing of payments with respect to these liabilities cannot be reasonably estimated.

Accounts Receivable and Deferred Revenue. At July 31, 2009, we had accounts receivable, net of allowances, of $19.3 million and total deferred revenue of $75.5 million.

Off-Balance Sheet Arrangements.    As part of our ongoing operations, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of July 31, 2009, we were not involved in any unconsolidated SPE transactions.

Senior Secured Credit Agreement

In connection with the consummation of the merger in March 2006, we entered into a senior secured credit agreement pursuant to a debt commitment we obtained from affiliates of the initial purchasers of our senior subordinated notes.

General.    The borrower under the senior secured credit agreement initially was Spyglass Merger Corp. and immediately following completion of the merger became Serena. The senior secured credit agreement provides for (1) a seven-year term loan in the amount of $400.0 million, amortizing at a rate of 1.00% per year on a quarterly basis for the first six and three-quarter years after the closing date of the acquisition transactions, with the balance paid at maturity, and (2) a six-year revolving credit facility that permits loans in an aggregate amount of up to $75.0 million (see discussion below regarding default by a participating lender), which includes a letter of credit facility and a swing line facility. In addition, subject to certain terms and conditions, the senior secured credit agreement provides for one or more uncommitted incremental term loan or revolving credit facilities in an aggregate amount not to exceed $150.0 million. Proceeds of the term loan on the initial borrowing date were used to partially finance the merger, to refinance certain indebtedness of Serena and to pay fees and expenses incurred in connection with the merger. Proceeds of the revolving credit facility have been and any incremental facilities will be used for working capital and general corporate purposes of the borrower and its restricted subsidiaries.

Interest Rates and Fees.    The $400.0 million term loan, of which $318.0 million is currently outstanding as of July 31, 2009, bears interest at a rate equal to three-month LIBOR plus 2.00%. That rate was 2.62938% as of July 31, 2009. The fully drawn revolving term credit facility, of which $65.0 million is currently outstanding as of July 31, 2009, bears interest at a rate equal to three-month LIBOR plus 2.25%. That rate was 2.87938% as of July 31, 2009. More generally, the loans under the senior secured credit agreement bear interest, at the option of the borrower, at the following:

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

We made principal payments totaling $25 million and $55 million in each of the fiscal years ended January 31, 2007 and January 31, 2008, respectively, and $2 million in the current fiscal year ending January 31, 2010 on the $400 million senior secured term loan.

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

Senior Subordinated Notes

As of July 31, 2009, we have outstanding $143.0 million principal amount of senior subordinated notes, which bear interest at a rate of 10.375%, payable semi-annually on March 15 and September 15, and which mature on March 15, 2016. Each of our domestic subsidiaries that guarantees the obligations under our senior secured credit agreement will jointly, severally and unconditionally guarantee the notes on an unsecured senior subordinated basis. As of the date of this report, we do not have any domestic subsidiaries and, accordingly, there are no guarantors on such date. The notes are our unsecured, senior subordinated obligations, and the guarantees, if any, will be unsecured, senior subordinated obligations of the guarantors. The notes are subject to redemption at our option under terms and conditions specified in the indenture related to the notes, and may be redeemed at the option of the holders at 101% of their face amount, plus accrued and unpaid interest, upon certain change of control events.

In the fiscal year ended January 31, 2009, we repurchased, in eight separate privately negotiated transactions, an aggregate of $32.6 million of principal amount of our original outstanding $200.0 million senior subordinated notes. The repurchases resulted in a gain of $8.7 million from the extinguishment of debt in the fiscal year ended January 31, 2009.

In the fiscal six months ended July 31, 2009, we repurchased, in six separate privately negotiated transactions, an aggregate of $24.4 million of principal amount of senior subordinated notes. The repurchases resulted in a gain of $4.6 million from the extinguishment of debt in the six months ended July 31, 2009.

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

In addition, under our senior secured credit agreement, we are required to satisfy and maintain specified financial ratios and other financial condition tests, including minimum interest coverage ratio and a maximum total leverage ratio. We were in compliance with all of the covenants under the secured credit agreement and indenture as of July 31, 2009 and expect to be in compliance at our fiscal 2010 year end. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet those ratios and tests in the future. A breach of any of these covenants would result in a default (which, if not cured, could mature into an event of default) and in certain cases an immediate event of default under our senior secured credit agreement. Upon the occurrence of an event of default under our senior secured credit agreement, all amounts outstanding under our senior secured credit agreement could be declared to be (or could automatically become) immediately due and payable and all commitments to extend further credit could be terminated.

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

The breach of financial covenants in our senior secured credit agreement (i.e., those that require the maintenance of ratios based on Adjusted EBITDA) would force us to seek a waiver or amendment with the lenders under our senior secured credit agreement, and no assurance can be given that in those circumstances we would be able to obtain any necessary waivers or amendments on satisfactory terms, if at all. The lenders would likely condition any waiver or amendment, if given, on additional consideration from us, such as a consent fee, a higher interest rate, principal repayment or more restrictive covenants and limitations on our business. Any such breach, if not waived by the lenders, would result in an event of default under that agreement, in which case the lenders could elect to declare all amounts borrowed due and payable. Any such acceleration would also result in a default under the indenture governing the senior subordinated notes. Additionally, under our debt agreements, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is also tied to ratios based on Adjusted EBITDA.

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

	Three Months Ended July 31,		Six Months Ended July 31,
	2009	2008	2009	2008
Net loss(1)	$(1,495)	$(3,021)	$(6,310)	$(11,525)
Interest expense (income), net(2)	7,060	8,298	12,167	18,067
Income tax benefit	(5,081)	(2,719)	(9,398)	(8,479)
Depreciation and amortization expense(3)	19,667	19,979	38,450	41,359

EBITDA	20,151	22,537	34,909	39,422
Deferred maintenance writedown(1)	32	271	67	577
Restructuring, acquisition and other charges	364	329	2,215	2,268

Adjusted EBITDA(1)	$20,547	$23,137	$37,191	$42,267

(1)	Net loss for the periods presented includes the periodic effect of the deferred maintenance step-down associated with both the merger in the first quarter of fiscal year 2007 and the Pacific Edge acquisition in the third quarter of fiscal year 2007. This maintenance revenue is added back in calculating Adjusted EBITDA for purposes of the indenture governing the senior subordinated notes and the senior secured credit agreement.
(2)	Interest expense (income), net includes interest income, interest expense, the change in the fair value of derivative instruments, amortization and write-off of debt issuance costs and gain on early extinguishment of debt.
(3)	Depreciation and amortization expense includes depreciation of fixed assets, amortization of leasehold improvements, amortization of acquired technologies and other intangible assets, and amortization of stock-based compensation.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

We do not use derivative financial instruments in our investment portfolio and have no foreign exchange contracts. Our financial instruments consist of cash and cash equivalents, trade accounts receivable, accounts payable, term loan, secured indebtedness and our interest rate swap contract. We consider investments in highly liquid instruments purchased with an original maturity of 90 days or less to be cash equivalents. All of our cash equivalents principally consist of money market funds, and are classified as available-for-sale as of July 31, 2009. We are subject to interest rate risk on the variable interest rate of the unhedged portion of the secured term loan. We do not believe that a hypothetical 25% fluctuation in the variable interest rate would have a material impact on our consolidated financial position or results of operations. In addition, we are subject to the risk of default by the originator of the interest rate swap.

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

As of July 31, 2009, we had $318.0 million of debt under our senior secured credit agreement. A 1% increase in these floating rates would increase annual interest expense by $3.2 million. We have had limited exposure to interest rate fluctuations historically. As a result we have not used interest rate hedging strategies in the past. However, given our increased exposure to volatility in floating rates after the acquisition transactions, we continue to evaluate hedging opportunities and may enter into hedging transactions in the future.

Under our senior secured credit agreement, we were required, within 90 days after the closing date, to fix the interest rate of at least 50% of the aggregate principal amount of indebtedness under our term loan through swaps, caps, collars, future or option contracts or similar agreements. We were also required to maintain this interest rate protection for a minimum of two years.

Consequently, in the second fiscal quarter ended July 31, 2006, we entered into an interest rate swap transaction to effectively convert the variable interest rate on a portion of the $400.0 million senior secured term loan to a fixed rate. The swap, which expires on April 10, 2010, is recorded on our consolidated balance sheet at fair value in accordance with SFAS 133, as amended by SFAS 138, SFAS 149 and SFAS 157. The swap has not been designated as an accounting hedge and, accordingly, changes in the fair value of the derivative are recognized in the consolidated statement of operations. The notional amount of the swap was $250.0 million initially and amortizes down over time to $126.0 million at the time the swap transaction expires on April 10, 2010. Under the terms of the swap, we will make interest payments based on a fixed rate equal to 5.38% and will receive interest payments based on the LIBOR setting rate, set in arrears. In the quarter and six months ended July 31, 2009 we recorded income totaling $1.0 million and $1.4 million, respectively, related to the changes in the fair value of the derivative, as compared to income totaling $1.6 million and $2.9 million in the same quarter and six months, respectively, a year ago.

Foreign Exchange Risk.    Sales to foreign countries accounted for approximately 32% of the total sales in both the quarter and six months ended July 31, 2009, as compared to 38% in both the same quarter and six months a year ago. Because we invoice certain foreign sales in currencies other than the United States dollar, predominantly the British pound sterling and euro, and do not hedge these transactions, fluctuations in exchange rates could adversely affect the translated results of operations of our foreign subsidiaries. Therefore, foreign exchange fluctuations could create a risk of significant balance sheet gains or losses in our consolidated financial statements. In addition, in the past several years we have benefited from the weakness of the U.S. dollar against other currencies, which increased our net revenues derived from international operations. In more recent quarters, the United States dollar appreciated against these foreign currencies, which negatively affected our net revenues. If the U.S. dollar continues to strengthen against foreign currencies, our future net revenues could be adversely affected. However, given our foreign subsidiaries’ net book values as of July 31, 2009 and net cash flows for the most recent fiscal six months ended July 31, 2009, we do not believe that a hypothetical 25% fluctuation in foreign currency exchange rates would have a material impact on our consolidated financial position or results of operations.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.    Our Chief Executive Officer and Chief Financial Officer, with the assistance of senior management personnel, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of July 31, 2009. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual and quarterly reports filed under the Exchange Act. Based on this evaluation, and subject to the limitations described below, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of July 31, 2009.

Changes in Internal Control over Financial Reporting.    There were no changes in our internal control over financial reporting during the quarter ended July 31, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On June 15, 2009, one of our employees exercised a stock option to acquire 15,583 shares of our common stock for an aggregate exercise price of $19,479. The exercise of the stock option was effected through the net exercise of the stock option, with 5,646 shares applied to the payment of the aggregate exercise price, 3,909 shares applied to the payment of applicable taxes and withholdings and 6,028 shares issued to the employee. The shares were issued under an exemption from registration requirements pursuant to Rule 701 of the Securities Act of 1933, which provides an exemption for offers and sales of securities pursuant to certain compensatory benefit plans.

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

Date: September 11, 2009

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