Form 10-Q
period 2009-10-31
SERENA SOFTWARE INC
filed 2009-12-11
CIK 1073967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2009

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

As of November 30, 2009, 98,481,641 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SERENA SOFTWARE, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	October 31, 2009	January 31, 2009
ASSETS
Current assets
Cash and cash equivalents	$93,806	$115,044
Accounts receivable, net of allowance of $1,286 and $649 at October 31, 2009 and January 31, 2009, respectively	20,401	30,461
Deferred taxes, net	5,316	5,301
Prepaid expenses and other current assets	5,742	5,487

Total current assets	125,265	156,293
Property and equipment, net	3,613	5,084
Goodwill	464,331	462,042
Other intangible assets, net	214,567	270,044
Other assets	6,212	8,069

TOTAL ASSETS	$813,988	$901,532

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,910	$2,254
Income taxes payable	6,852	12,173
Accrued expenses	24,852	21,812
Accrued interest on term loan and subordinated notes	4,977	9,276
Deferred revenue	58,357	74,499

Total current liabilities	96,948	120,014
Deferred revenue, net of current portion	6,314	7,526
Long-term liabilities	6,654	12,756
Deferred taxes	68,003	85,193
Term loan	318,000	320,000
Revolving term credit facility	65,000	65,000
Senior subordinated notes	142,952	167,383

Total liabilities	703,871	777,872

Commitments and contingencies:
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized and no shares issued and outstanding at October 31, 2009 and January 31, 2009	—	—
Series A Preferred stock, $0.01 par value; 1 share authorized, issued and outstanding at October 31, 2009 and January 31, 2009	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 98,481,641 and 98,537,147 shares issued and outstanding at October 31, 2009 and January 31, 2009, respectively	985	985
Additional paid-in capital	510,316	510,379
Accumulated other comprehensive (loss) income	(93)	1,408
Accumulated deficit	(401,091)	(389,112)

Total stockholders’ equity	110,117	123,660

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$813,988	$901,532

See accompanying notes to condensed consolidated financial statements.

SERENA SOFTWARE, INC.

Condensed Consolidated Statements of Operations

For the Three Months and Nine Months Ended October 31, 2009 and 2008

(In thousands)

(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2009	2008	2009	2008
Revenue:
Software licenses	$12,064	$13,019	$32,548	$47,433
Maintenance	38,571	40,555	113,831	122,245
Professional services	5,294	8,266	17,515	25,207

Total revenue	55,929	61,840	163,894	194,885

Cost of revenue:
Software licenses	876	340	2,314	1,296
Maintenance	3,073	4,051	9,509	12,321
Professional services	5,227	7,918	16,810	24,338
Amortization of acquired technology	8,747	8,859	25,840	26,355

Total cost of revenue	17,923	21,168	54,473	64,310

Gross profit	38,006	40,672	109,421	130,575

Operating expenses:
Sales and marketing	13,401	19,094	42,744	61,676
Research and development	7,845	9,300	24,166	27,079
General and administrative	3,087	4,208	11,758	15,013
Amortization of intangible assets	9,203	9,203	27,609	27,609
Restructuring, acquisition and other charges	5,016	2,942	7,231	5,210

Total operating expenses	38,552	44,747	113,508	136,587

Operating loss	(546)	(4,075)	(4,087)	(6,012)

Other income (expense):
Interest income	45	314	392	1,088
Gain on early extinguishment of debt	—	—	4,602	628
Interest expense	(7,989)	(10,133)	(25,246)	(31,628)
Change in the fair value of derivative instrument	1,514	(4)	2,961	2,862
Amortization and write-off of debt issuance costs	(423)	(410)	(1,729)	(1,250)

Total other income (expense)	(6,853)	(10,233)	(19,020)	(28,300)

Loss before income taxes	(7,399)	(14,308)	(23,107)	(34,312)
Income tax benefit	(1,730)	(7,505)	(11,128)	(15,984)

Net loss	$(5,669)	$(6,803)	$(11,979)	$(18,328)

See accompanying notes to condensed consolidated financial statements.

SERENA SOFTWARE, INC.

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended October 31, 2009 and 2008

(In thousands)

(Unaudited)

	Nine Months Ended October 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(11,979)	$(18,328)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of acquired technology and other intangible assets	57,457	56,916
Deferred income taxes	(15,925)	(23,781)
Gain on early extinguishment of debt	(4,602)	(628)
Interest expense on term credit facility and subordinated notes, net of interest paid	(4,298)	(5,569)
Fair market value adjustment on the interest rate swap	(2,961)	(2,862)
Amortization and write off of debt issuance costs	1,729	1,250
Stock-based compensation	722	3,242
Acquisition, restructuring and other charges	—	(484)
Changes in operating assets and liabilities:
Accounts receivable, net	10,060	11,044
Prepaid expenses and other assets	(127)	(799)
Accounts payable	(344)	1,653
Income taxes payable	(5,328)	985
Accrued expenses	(97)	(2,374)
Deferred revenue	(17,354)	(13,270)

Net cash provided by operating activities	6,953	6,995

Cash flows used in investing activities:
Capital expenditures	(568)	(3,857)
Capital expenditures for internal use software	(3,307)	(4,652)
Cash paid in acquisitions, including direct transaction costs and net of cash received	(200)	(1,948)

Net cash used in investing activities	(4,075)	(10,457)

Cash flows (used in) provided by financing activities:
Common stock repurchased under stock repurchase plans	(212)	(112)
Repurchase of option rights under employee stock option plan and cash tender offer	(595)	(1,519)
Exercise of stock options under employee stock option plan	21	19
Principal borrowings under the term credit facility	—	65,000
Principal payments and early extinguishments under the term credit facility and senior subordinated notes, net of gains on early extinguishment of debt	(21,829)	(10,782)

Net cash (used in) provided by financing activities	(22,615)	52,606

Effect of exchange rate changes on cash	(1,501)	1,673

Net (decrease) increase in cash and cash equivalents	(21,238)	50,817
Cash and cash equivalents at beginning of period	115,044	48,304

Cash and cash equivalents at end of period	$93,806	$99,121

Supplemental disclosures of cash flow information:
Income taxes paid, net of refunds	$9,825	$4,094

Interest expense paid	$29,498	$37,074

Non-cash investing and financing activity:
Consideration payable to shareholders in acquisitions	$332	$132

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

(c) Significant Accounting Policies

The Company’s significant accounting policies are described in the notes to the Company’s consolidated financial statements, included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009 filed with the Securities and Exchange Commission (“SEC”) on May 1, 2009. There have been no changes to the Company’s significant accounting policies.

(d) Spyglass Merger Corp.

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

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

In the quarter ended October 31, 2009, the Company completed a tender offer permitting all eligible employees and its independent directors to exchange, on a one-for-one basis, stock options granted under the 2006 Plan for new stock options granted under Serena’s Amended and Restated 2006 Stock Incentive Plan (the “Amended 2006 Plan”) having a lower exercise price and different vesting terms. Eligible optionholders exchanged part or all of their time-based options for new time-based options having a vesting period, generally, of three years and an exercise price of $3.00 per share, the fair market value of Serena’s common stock after the closing of the tender offer. New time-based options held by the Company’s independent directors have a vesting period of one year. Eligible employees who were not executive officers or officers of the Company exchanged part or all of their performance-based options for new time-based options having a vesting period of three years and an exercise price of $3.00 per share, the fair market value of Serena’s common stock after the closing of the tender offer. Executive officers and officers of the Company exchanged part or all of their performance-based options for new performance-based options having a vesting period of three years and six months, with vesting based on the achievement of EBITA targets established by Serena’s board of directors, and an exercise price of $3.00 per share, the fair market value of Serena’s common stock after the closing of the tender offer. Eligible employees holding stock options to acquire fewer than 25,000 shares of Serena common stock were offered the opportunity to sell their stock options to Serena based on a purchase price of $1.25 per share into which the options were exercisable. The stock options exchanged through the tender offer represented the right to acquire 8,640,000 shares of Serena common stock, and the stock options purchased by Serena through the tender offer represented the right to acquire 300,500 shares of Serena common stock.

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

The Amended 2006 Plan does not include an evergreen provision to provide for automatic increases in the number of shares available for grant. Any increase in the number of shares available for grant under the Amended 2006 Plan would require approval from the Company’s Board of Directors.

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

As of October 31, 2009, a total of 13,515,536 shares of common stock were reserved for issuance upon the exercise of stock options and for the future grant of stock options or awards under the Amended 2006 Plan.

As of October 31, 2009, total unrecognized compensation costs related to unvested stock options and restricted stock was $10.2 million. Costs related to unvested stock options are expected to be recognized over a period of 3 to 3.5 years and costs related to the restricted stock are expected to be recognized over a period of 3 to 4 years from grant date.

The fair value of each stock option grant under the stock option plans is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used just prior to the completion of the tender offer for grants in the three months and nine months ended October 31, 2009 and 2008.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2009(1)	2008(2)	2009(3)	2008(2)
Expected life (in years)	3.0 to 4.0	4.0 to 5.0	3.0 to 5.0	4.0 to 5.0
Risk-free interest rate	1.6% to 2.5%	2.9% to 3.1%	1.6% to 2.5%	2.5% to 3.1%
Volatility	31% to 35%	25% to 29%	31% to 35%	25% to 33%

(1)	None of the options granted in the three months ended October 31, 2009 were eligible for exchange of new options or cash in the October 2009 tender offer.
(2)	All options granted in the three and nine month periods ended October 31, 2008 were tendered for new options or exchanged for cash in the October 2009 tender offer.
(3)	All options granted during the first six months of the nine month period ended October 31, 2009 were tendered for new options or exchanged for cash in the October 2009 tender offer.

The fair value of each stock option grant under the tender offer is estimated on the date of grant, or option exchange, using the Black-Scholes option-pricing model for the new options net of the fair value of the old options being exchanged just immediately before the option exchange also using the Black-Scholes option-pricing model. The weighted-average assumptions used for grants as part of the option exchange in the tender offer were as follows:

Expected life (in years)	3.3
Risk-free interest rate	1.49%
Volatility	41.5%

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions including the expected stock price volatility.

With respect to the amounts set forth above, the Company’s expected volatility is based on the combination of historical volatility of the Company’s common stock and the Company’s peer group’s common stock over the period commensurate with the expected life of the options and the mean historical implied volatility from traded options. To assist management in determining the estimated fair value of the Company’s common stock, the Company engaged a third-party valuation specialist to perform a valuation as of October 16, 2009. The valuation is generally performed on a semi-annual basis as of January 31 and July 31. In estimating the fair value of the Company’s common stock as of October 16, 2009, the independent valuation firm employed a two-step approach that first estimated the fair value of the Company as a whole, and then allocated the enterprise value to the Company’s common stock. The risk-free interest rates are derived from the average U.S. Treasury constant maturity rates during the period and approximate the rate in effect at the time of grant for the respective expected

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

term. The expected terms are based on the observed and expected time to post-vesting exercise or cancellation of options. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero. The Company estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses forecasted projections to estimate pre-vesting option forfeitures and records stock-based compensation expense only for those awards that are expected to vest.

General Stock Option Information

The following table sets forth the summary of option activity under our stock option programs for the nine months ended October 31, 2009:

	Options Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price
Balances as of January 31, 2009	2,106,014	12,777,404	$4.58
Granted	(245,000)	245,000	$3.36
Exercised	—	(504,752)	$4.31
Cancelled	1,729,591	(1,729,591)	$5.04

Balances as of October 16, 2009 just prior to the October 2009 tender offer	3,590,605	10,788,061	$4.49
Options exchanged as part of the tender offer	8,640,000	(8,640,000)	$5.07
New options granted as part of the tender offer	(8,640,000)	8,640,000	$3.00
Options repurchased in the cash tender offer	—	(300,500)	$5.01
Exercised	—	(37,435)	$1.25
Cancelled(1)	—	(10,801)	$1.25
Cancelled	2,525,154	(2,525,154)	$3.02
Restricted stock units granted, net of cancellations(2)	(1,400,000)	—	—

Balances as of October 31, 2009	4,715,759	7,914,171	$2.70

(1)	Represents cancelled “Roll Over” options which are not returned to the available-for-grant stock option pool.
(2)	Restricted stock units granted in September 2009 were issued from the stock option pool. A total of 1,825,000 units were issued net of 425,000 units that were subsequently cancelled. See “Restricted Stock Units” below for further details.

Information regarding the stock options outstanding at October 31, 2009 is summarized as follows:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.25	1,551,573	3.74 years	$1.25	1,551,573	$1.25
$3.00	6,190,000	9.70 years	$3.00	—	—
$5.00	36,926	0.45 years	$5.00	36,926	$5.00
$5.15	115,672	0.37 years	$5.15	115,672	$5.15
$5.20	20,000	1.07 years	$5.20	3,541	$5.20

	7,914,171	8.33 years	$2.70	1,707,712	$1.60

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The aggregate intrinsic value for options outstanding and options exercisable as of October 31, 2009 was $2.7 and $2.7 million, respectively.

Restricted Stock Awards

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

The following table sets forth the summary of restricted stock award activity under our restricted stock purchase agreement for the nine months ended October 31, 2009:

	Non-Vested Shares	Weighted Average Grant Date Fair Value
Balances as of January 31, 2009	307,200	$5.00
Granted	—	$—
Cancelled	—	$—

Balances as of October 31, 2009	307,200	$5.00

Restricted Stock Units

In the quarter ended October 31, 2009, the Company entered into restricted stock agreements, dated as of September 18, 2009 with certain of its employees. Pursuant to these agreements, these employees were issued 1,825,000 restricted stock units in the aggregate of the Company’s common stock. These units are unvested and subject to each employee’s continued employment with the Company through September 18, 2012. In addition, if the Company is subject to a “change in control” or an “initial public offering” (as defined in these agreements) while the employee remains an employee of the Company, his or her remaining unvested restricted stock units will immediately vest in part or in full depending on the price per share at the time of such event.

The following table sets forth the summary of restricted stock units activity under our restricted stock purchase agreements for the nine months ended October 31, 2009:

	Non-Vested Shares	Weighted Average Grant Date Fair Value
Balances as of January 31, 2009	—	$—
Granted	1,825,000	$3.00
Cancelled	(425,000)	$3.00

Balances as of October 31, 2009	1,400,000	$3.00

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Stock-based compensation expense for the three months and nine months ended October 31, 2009 and 2008 is categorized as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2009	2008	2009	2008
Cost of maintenance	$25	$9	$33	$53
Cost of professional services	59	(159)	46	(94)

Stock-based compensation (benefit) expense in cost of revenue	84	(150)	79	(41)

Sales and marketing	218	(612)	192	435
Research and development	235	68	315	507
General and administrative	(156)	303	136	2,341

Stock-based compensation expense in operating expense	297	(241)	643	3,283

Total stock-based compensation expense	$381	$(391)	$722	$3,242

(3)	Restructuring Charges and Accruals

On April 30, 2009, and again on September 3, 2009, in response to the continuing weakening of the worldwide economy, an expected continued slowdown in IT spending and a decline in the Company’s license revenue, the Company announced and began to execute plans to reduce its workforce by approximately 7%, or 50 positions, and 7%, or 49 positions, respectively, affecting all parts of the organization. The Company has realized and expects to continue to realize cost savings going forward as a result of these restructurings and other cost saving initiatives. Both restructurings are substantially complete, and in connection with these actions, the Company recorded restructuring charges in the first nine months of the fiscal year ending January 31, 2010 consisting principally of severance, payroll taxes and other employee benefits, facilities closures and legal and other miscellaneous costs totaling $5.2 million. The nature of all restructuring charges and the amounts paid and accrued as of October 31, 2009 are summarized as follows (in thousands):

	Severance, payroll taxes and other employee benefits	Facilities closures and legal and other miscellaneous	Total restructuring charges and accruals
Balances as of January 31, 2009	$279	$—	$279
Activity during the nine months ended October 31, 2009:
Accrued	2,790	2,431	5,221
Paid	(2,402)	(133)	(2,535)
Adjustments	(50)	—	(50)

Balances as of October 31, 2009	$617	$2,298	$2,915

Restructuring accruals are reflected in accrued expenses in the Company’s unaudited condensed consolidated balance sheets. Accrued severance, payroll taxes and other employee benefits totaling $617,000 as of October 31, 2009 are expected to be substantially paid by the end of fiscal year 2010. Accrued facilities closures and legal and other miscellaneous costs totaling $2.3 million as of October 31, 2009 are expected to be paid over the remaining facilities lease terms ending in July 2010, May 2011 and February 2012 ranging from 8 months to 28 months.

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(4)	Goodwill and Other Intangible Assets

(a) Goodwill:

The Company accounts for goodwill and certain intangible assets after an acquisition is completed in accordance with generally accepted accounting principles. As such, goodwill and other indefinite life intangible assets are not amortized but instead are periodically tested for impairment. The required annual impairment test is performed in the fourth fiscal quarter each year. The Company has concluded that there were no indicators of impairment of goodwill as of October 31, 2009.

The change in the carrying amount of goodwill for the nine months ended October 31, 2009 is as follows (in thousands):

Balance as of January 31, 2009	$462,042
Finalization of purchase accounting allocation with respect to the Projity acquisition	2,289

Balance as of October 31, 2009	$464,331

(b) Other Intangible Assets:

Other intangible assets are comprised of the following (in thousands):

	As of October 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Acquired technology	$178,699	$(132,585)	$46,114
Customer relationships	278,900	(127,243)	151,657
Trademark/Trade name portfolio	14,300	(6,533)	7,767
Capitalized software	16,125	(7,096)	9,029

Total	$488,024	$(273,457)	$214,567

	As of January 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Acquired technology	$181,910	$(106,745)	$75,165
Customer relationships	278,900	(100,981)	177,919
Trademark/Trade name portfolio	14,300	(5,185)	9,115
Capitalized software	12,818	(4,973)	7,845

Total	$487,928	$(217,884)	$270,044

Estimated amortization expense:
For remaining three months of year ending January 31, 2010	$18,703
For year ending January 31, 2011	73,518
For year ending January 31, 2012	43,478
For year ending January 31, 2013	38,665
For year ending January 31, 2014	36,300
Thereafter	3,903

Total	$214,567

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

As of October 31, 2009, the weighted average remaining amortization periods for acquired technology, trademark/trade name portfolio and customer relationships, and capitalized software are 15 months, 52 months and 18 months, respectively. The total weighted average remaining amortization period for all identifiable intangible assets is 37 months. The aggregate amortization expense of acquired technology and other intangible assets was $18.0 million and $18.1 million in the three months ended October 31, 2009 and 2008, respectively, and $53.4 million and $54.0 million in the nine months ended October 31, 2009 and 2008, respectively. There were no impairment charges in the three month and nine month periods ended October 31, 2009 and 2008.

Capitalized Software Costs and Impairment.    The carrying amount of the Company’s capitalized software costs related to its on-demand application services as of October 31, 2009 was $7.0 million. The Company tests its long-lived assets for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. A long-lived asset is not recoverable, and therefore subject to an impairment charge, if its carrying amount exceeds the undiscounted cash flows associated with it. The Company tested its capitalized software costs related to its on-demand application services for impairment and concluded that no impairment existed as of October 31, 2009. Factors that could lead to a subsequent recognition of impairment of capitalized software costs include a continued weakening of the worldwide economy, deterioration in sales forecasts from the Company’s on-demand application services, reductions in IT spending by the Company’s customers and future declines in the Company’s license revenue. It is reasonably possible in the near-term that such factors could arise and the resulting impairment charge could materially adversely affect the Company’s results of operations in the quarter where such determination is reached.

(5)	Comprehensive Loss

The Company reports components of comprehensive loss in our annual consolidated statements of shareholders’ equity. Comprehensive loss consists of net loss and foreign currency translation adjustments. Total comprehensive loss for the three months and nine months ended October 31, 2009 and 2008 is as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2009	2008	2009	2008
Comprehensive loss:
Net loss	$(5,669)	$(6,803)	$(11,979)	$(18,328)
Other comprehensive income (loss)—foreign currency translation adjustments	(11)	1,951	(1,501)	1,673

Total comprehensive loss	$(5,680)	$(4,852)	$(13,480)	$(16,655)

(6)	Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updated (“ASU”) No. 2009–13, Multiple–Deliverable Revenue Arrangements, (“ASU 2009–13”). ASU 2009–13 amends existing revenue recognition accounting pronouncements that are currently within the scope of FASB ASC Subtopic 605-25. The new standard provides accounting principles and application guidance on whether certain non-software multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and also eliminates the residual method of allocating arrangement consideration. The new guidance provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

other means to determine the fair value of that undelivered item. Under the previous guidance, if the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. This guidance will not be effective for the Company until the first quarter of fiscal 2012. Early adoption is permitted. The Company is currently evaluating the potential impact of this standard on its financial position and results of operations.

In August 2009, the FASB issued ASU No. 2009–05, Measuring Liabilities at Fair Value, (“ASU 2009–05”). ASU 2009–05 amends Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements . Specifically, ASU 2009–05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following methods: (1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities or similar liabilities when traded as assets or (2) a valuation technique that is consistent with the principles of Topic 820 of the ASC (e.g. an income approach or market approach). ASU 2009–05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include inputs relating to the existence of transfer restrictions on that liability. The adoption of this standard did not have any impact on the Company’s financial position or results of operations.

In July 2009, the FASB released the final version of its new “Accounting Standards Codification” (“Codification”) as the single authoritative source for GAAP. While not intended to change GAAP, the Codification significantly changes the way in which the accounting literature is organized, combining all authoritative standards into a comprehensive, topically organized database. All existing accounting standard documents were superseded and all other accounting literature not included in the Codification is considered nonauthoritative, other than guidance issued by the SEC. The Codification is effective for interim and annual periods ending on or after September 15, 2009. The Company adopted the Codification in our interim financial statements for the third quarter of fiscal 2010, and there was no impact on the Company’s financial position, results of operations or cash flows.

In May 2009, the FASB issued ASC 855 “Subsequent Events”, new accounting guidance which established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, the guidance sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009. The Company has adopted this guidance as of May 1, 2009. The adoption of this guidance did not have a material impact on the Company’s financial position, results of operations or cash flows. See Note 11 of notes to our unaudited condensed consolidated financial statements for further discussion regarding this guidance and subsequent events.

The FASB issued new accounting guidance on fair value measurements. FASB ASC Topic 820 “Fair Value Measurements and Disclosures” defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. On February 1, 2008, the Company adopted the new guidance for financial assets and financial liabilities measured at fair value on a recurring basis. On February 1, 2009, the Company adopted the new guidance for non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis. In April 2009, the FASB issued additional guidance for estimating fair value

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

when the volume and level of activity for the asset or liability have significantly decreased. This additional guidance is effective for the Company in the second quarter of fiscal 2010. This includes guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of fair value measurements guidance has not had a material impact on the Company’s consolidated financial position or results of operations. See Note 9 of notes to our unaudited condensed consolidated financial statements for further discussion regarding the adoption of this new accounting guidance and fair value measurements.

In April 2008, the FASB issued new accounting guidance on the determination of the useful life of intangible assets. This new guidance amends previous guidance for estimating useful lives of recognized intangible assets and requires additional disclosures related to renewing or extending the terms of a recognized intangible asset. In estimating the useful life of a recognized intangible asset, the new guidance requires companies to consider their historical experience in renewing or extending similar arrangements together with the asset’s intended use, regardless of whether the arrangements have explicit renewal or extension provisions. The new guidance is effective for fiscal years beginning after December 15, 2008, and is to be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements are to be applied prospectively to all intangible assets acquired subsequent to January 31, 2009. The Company adopted this new guidance as of February 1, 2009 and the adoption of this guidance did not have a material effect on the Company’s financial position, results of operations or cash flows.

In March 2008, the FASB issued new guidance on disclosures about derivative instruments and hedging activities. This new guidance changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This new guidance is effective for fiscal years and interim periods beginning after November 15, 2008. The Company adopted this guidance as of February 1, 2009, and its adoption had no effect on the Company’s financial position, results of operations or cash flows.

(7)	Debt

Debt as of October 31, 2009 and January 31, 2009 consisted of the following (in thousands):

	October 31, 2009	January 31, 2009
Senior secured term loan, due March 10, 2013, three-month LIBOR plus 2.00%	$318,000	$320,000
Revolving term credit facility, due March 10, 2012, three-month LIBOR plus 2.25%	65,000	65,000
Senior subordinated notes, due March 15, 2016, 10.375%	142,952	167,383

Total long-term debt	525,952	552,383
Less current portion	—	—

Total long-term debt, less current portion	$525,952	$552,383

Senior Secured Credit Agreement

In connection with the consummation of the Merger, the Company entered into a senior secured credit agreement pursuant to a debt commitment obtained from affiliates of the initial purchasers of our senior subordinated notes (the “Credit Facility”).

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

Senior Subordinated Notes

As of October 31, 2009, the Company has outstanding $143.0 million principal amount of senior subordinated notes, bearing interest at a rate of 10.375%, payable semi-annually on March 15 and September 15, maturing on March 15, 2016. Each of our domestic subsidiaries that guarantees the obligations under the Company’s senior secured credit agreement will jointly, severally and unconditionally guarantee the notes on an unsecured senior subordinated basis. The Company does not have any domestic subsidiaries and, accordingly, there are no guarantors. The notes are the Company’s unsecured, senior subordinated obligations, and the guarantees, if any, will be unsecured, senior subordinated obligations of the guarantors. The notes are subject to redemption at the Company’s option under terms and conditions specified in the indenture related to the notes, and may be redeemed at the option of the holders at 101% of their face amount, plus accrued and unpaid interest, upon certain change of control events.

In the fiscal year ended January 31, 2009, the Company repurchased, in eight separate privately negotiated transactions, an aggregate of $32.6 million of principal amount of its original outstanding $200.0 million senior subordinated notes. The repurchases resulted in a gain of $8.7 million from the extinguishment of debt in the fiscal year ended January 31, 2009.

In the nine months ended October 31, 2009, the Company repurchased, in six separate privately negotiated transactions, an aggregate of $24.4 million of principal amount of its senior subordinated notes. The repurchases resulted in a gain of $4.6 million from the extinguishment of debt in the nine months ended October 31, 2009.

The Company may from time to time repurchase its senior subordinated notes in open market or privately negotiated purchases or otherwise.

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Debt Covenants

The senior subordinated notes and the Credit Facility contain various covenants including limitations on additional indebtedness, capital expenditures, restricted payments, the incurrence of liens, transactions with affiliates and sales of assets. In addition, the Credit Facility requires the Company to comply with certain financial covenants, including leverage and interest coverage ratios and capital expenditure limitations. The Company was in compliance with all of the covenants of the Credit Facility as of October 31, 2009, and believes it will be in compliance as of January 31, 2010.

The Company’s senior secured credit agreement requires the Company to maintain a rolling twelve-month consolidated Adjusted EBITDA to consolidated Interest Expense ratio of a minimum of 1.75x at the end of each quarter beginning with the fiscal year ending January 31, 2009 until it increases to 2.00x at the end of the fiscal year ending January 31, 2010. Consolidated Interest Expense is defined in the senior secured credit agreement as consolidated cash interest expense less cash interest income and is further adjusted for certain non-cash interest expenses and other items. The Company is also required to maintain a consolidated Total Debt to consolidated Adjusted EBITDA ratio of a maximum of 6.00x at the end of each quarter beginning with the fiscal year ending January 31, 2009 until it decreases to 5.50x by the end of the fiscal year ending January 31, 2010 and until it decreases to 5.00x by the end of the fiscal year ending January 31, 2011. Consolidated Total Debt is defined in the senior secured credit agreement as total debt other than certain indebtedness and is reduced by the amount of cash and cash equivalents on our consolidated balance sheet in excess of $5.0 million. As of October 31, 2009, our consolidated Total Debt was $437.2 million, consisting of total debt other than certain indebtedness totaling $526.0 million, net of cash and cash equivalents in excess of $5.0 million totaling $93.8 million. Failure to satisfy these ratio requirements would constitute a default under the senior secured credit agreement. If the Company’s lenders failed to waive any such default, our repayment obligations under the senior secured credit agreement could be accelerated, which would also constitute a default under the indenture governing the senior subordinated notes.

The Company’s ability to incur additional debt and make certain restricted payments under the indenture governing the senior subordinated notes, subject to specified exceptions, is tied to an Adjusted EBITDA to Fixed Charges ratio of at least 2.0x, except that we may incur certain debt and make certain restricted payments and certain permitted investments without regard to the ratio, such as the Company’s ability to incur up to an aggregate principal amount of $625.0 million under our senior secured credit agreement (inclusive of amounts outstanding under our senior secured credit agreement from time to time; as of October 31, 2009, we had $318.0 million outstanding under our term loan and $65.0 million under our revolving credit facility), to acquire persons engaged in a similar business that become restricted subsidiaries and to make other investments equal to the greater of $25.0 million or 2% of our consolidated assets. Fixed Charges are defined in the indenture governing the senior subordinated notes as consolidated Interest Expense less interest income, adjusted for acquisitions, and further adjusted for non-cash interest expense.

The Company has fully drawn down all of the available commitments under its Senior Secured Credit Agreement and currently has no other available committed source of credit.

(8)	Income Taxes

The income tax benefit was $1.7 million and $11.1 million in the quarter and nine months ended October 31, 2009, respectively, as compared to $7.5 million and $16.0 million in the same quarter and nine months, respectively, a year ago. The Company’s projected effective income tax benefit rate for fiscal year 2010 is 51%, excluding $0.6 million of discrete items recorded as tax expense in the nine months ended October 31,

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2009. The Company’s effective income tax benefit rate for fiscal year 2009 was 3%. The effective income tax benefit rate projected for fiscal 2010 is significantly greater than the effective income tax benefit rate for fiscal 2009 predominantly due to the goodwill impairment charge in the fourth quarter of fiscal 2009 totaling $326.7 million. The Company’s effective income tax benefit rate is greater than the statutory rate due to the impacts of permanently reinvested foreign earnings, the domestic production deduction, and the United States research and experimentation tax credit.

At January 31, 2009, the Company had total federal, state and foreign unrecognized tax benefits of $10.7 million, including interest of $2.1 million. During the nine months ended October 31, 2009 the total unrecognized tax benefit decreased and income tax benefit was favorably affected by $2.5 million due to audit settlements. During the nine months ended October 31, 2009 the Company accrued immaterial amounts in interest and penalties.

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

As described in Note 6 of notes to our unaudited condensed consolidated financial statements, the Company adopted the provisions of FASB ASC Topic 820 “Fair Value Measurements and Disclosures” on February 1, 2008 with respect to financial assets and financial liabilities measured at fair value on a recurring basis, on February 1, 2009 with respect to non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis, and on May 1 2009 with respect to estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. The adoption of FASB ASC Topic 820 did not have a material impact on our unaudited condensed consolidated financial statements. The Company recorded no change to its opening balance of retained earnings as of February 1, 2008 as it did not have any financial instruments requiring retrospective application under the provisions of FASB ASC Topic 820.

Fair Value Hierarchy

FASB ASC Topic 820 specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs) or reflect the Company’s own assumptions of market participant valuation (unobservable inputs). In accordance with FASB ASC Topic 820, these two types of inputs have created the following fair value hierarchy:

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

FASB ASC Topic 820 requires the use of observable market data if such data is available without undue cost and effort.

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Items Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at October 31, 2009 consistent with the fair value hierarchy provisions of FASB ASC Topic 820 (in thousands):

Description	Estimated Fair Value at October 31, 2009	Fair Value Measurement at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$75,846	$75,846	$—	$—

Total Assets	$75,846	$75,846	$—	$—

Liabilities:
Derivative instrument(1)	$2,932	$—	$2,932	$—

Total Liabilities	$2,932	$—	$2,932	$—

(1)	Included in accrued expenses in the unaudited condensed consolidated balance sheet. See Management’s Discussion and Analysis of Financial Condition and Results of Operations—Other Income (Expense)—Change in Fair Value of Derivative Instrument, for further discussion regarding the derivative instrument.

At October 31, 2009, the Company did not have any assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

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

The estimated fair values of certain of the Company’s long-term debt obligations, based on quoted market prices, as of October 31, 2009 and January 31, 2009 are as follows:

	Carrying Amount	Fair Value
	(In thousands)
As of October 31, 2009:
10.375% Senior Subordinated Notes due 2016	$142,952	$137,949
As of January 31, 2009:
10.375% Senior Subordinated Notes due 2016	$167,383	$97,082

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

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

An entity must disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. The Company evaluated subsequent events through December 11, 2009, which was commensurate with the date the financial statements were issued.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to safe harbors under the Securities Act of 1933 and the Securities Exchange Act of 1934. These forward-looking statements include, but are not limited to, statements about financial projections, operational plans and objectives, future economic performance and other projections and estimates contained in this report. When used in this report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions identify forward-looking statements. Because these forward-looking statements involve risks and uncertainties, they are subject to important factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements, including those risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 31, 2009 and Part II, Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2009. We assume no obligation to update any forward-looking statements contained in this report. It is important that the discussion below be read together with the attached unaudited condensed consolidated financial statements and notes thereto and the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 31, 2009 and Part II, Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2009.

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

In connection with our merger with Spyglass Merger Corp., an affiliate of Silver Lake Partners, in March 2006, we entered into a senior secured credit agreement, issued senior subordinated notes, and entered into other related transactions, which we refer to collectively as the acquisition transactions. As a result of the “acquisition transactions,” we became, and continue to be, highly leveraged. As of October 31, 2009 we had outstanding $526.0 million in aggregate indebtedness, including $65.0 million of borrowing under our revolving term credit facility. Our liquidity requirements are significant, primarily due to debt service requirements.

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

In the quarter ended October 31, 2009, when compared to the same quarter a year ago, total revenues decreased 10%, as total revenues were $55.9 million in the current quarter versus $61.8 million in the same quarter a year ago. In the nine months ended October 31, 2009, when compared to the same nine months a year ago, total revenues decreased 16%, as total revenues were $163.9 million in the current nine months versus $194.9 million in the same nine months a year ago. For both the current quarter and nine months, when compared to the same quarter and nine months a year ago, the decrease in total revenue was primarily due to slower software purchasing activity across all product lines resulting from adverse worldwide general economic conditions, and to a lesser extent, declines in our consulting business.

In the quarter and nine months ended October 31, 2009, 55% and 61%, respectively, of our total software license revenue came from our distributed systems products, as compared to 60% and 63%, respectively, in the same quarter and nine months a year ago. In the quarter and nine months ended October 31, 2009, 45% and 39%, respectively, of our total software license revenue came from our mainframe products, as compared to 40% and 37%, respectively, in the same quarter and nine months a year ago.

Historically, our revenue has been generally attributable to sales in North America, Europe and to a lesser extent Asia Pacific. Revenue attributable to sales in North America accounted for approximately 67% and 68% of our total revenue in the quarter and nine months ended October 31, 2009, respectively, as compared to 67% and 63% in the same quarter and nine months, respectively, a year ago.

Our international revenue is attributable principally to our European operations. International revenue accounted for approximately 33% and 32% of our total revenue in the quarter and nine months ended October 31, 2009, respectively, as compared to 33% and 37% in the same quarter and nine months, respectively, a year ago.

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

In the third quarter of fiscal year 2010, there has been no change in the above critical accounting policies or the underlying assumptions and estimates used in their application. See our Annual Report on Form 10-K for the fiscal year ended January 31, 2009 filed with the SEC on May 1, 2009 for further information regarding our critical accounting policies and estimates.

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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2009	2008	2009	2008
Revenue:
Software licenses	22%	21%	20%	24%
Maintenance	69%	66%	69%	63%
Professional services	9%	13%	11%	13%

Total revenue	100%	100%	100%	100%

Cost of revenue:
Software licenses	2%	1%	1%	1%
Maintenance	5%	6%	6%	6%
Professional services	9%	13%	10%	12%
Amortization of acquired technology	16%	14%	16%	14%

Total cost of revenue	32%	34%	33%	33%

Gross profit	68%	66%	67%	67%

Operating expenses:
Sales and marketing	24%	31%	26%	31%
Research and development	14%	15%	15%	14%
General and administrative	6%	7%	7%	8%
Amortization of intangible assets	16%	15%	17%	14%
Restructuring, acquisition and other charges	9%	4%	4%	3%

Total operating expenses	69%	72%	69%	70%

Operating loss	(1)%	(7)%	(2)%	(3)%

Other income (expense):
Interest income	—	1%	—	1%
Gain on early extinguishment of debt	—	—	3%	—
Interest expense	(14)%	(16)%	(16)%	(16)%
Change in the fair value of derivative instrument	3%	—	2%	1%
Amortization and write-off of debt issuance costs	(1)%	(1)%	(1)%	(1)%

Total other income (expense)	(12)%	(16)%	(12)%	(15)%

Loss before income taxes	(13)%	(23)%	(14)%	(18)%
Income tax benefit	(3)%	(12)%	(7)%	(9)%

Net loss	(10)%	(11)%	(7)%	(9)%

Revenue

We derive revenue from software licenses, maintenance and professional services. Our total revenue decreased $5.9 million, or 10%, to $55.9 million in the quarter ended October 31, 2009 from $61.8 million in the same quarter a year ago. For the nine months ended October 31, 2009, total revenue decreased $31.0 million, or 16%, to $163.9 million from $194.9 million in the same nine months a year ago.

The following table summarizes software licenses, maintenance and professional services revenues for the periods indicated (in thousands, except percentages):

	Three Months Ended October 31,				Nine Months Ended October 31,
	2009	2008	Increase (Decrease)		2009	2008	Increase (Decrease)
			In Dollars	In %			In Dollars	In %
Revenue:
Software licenses	$12,064	$13,019	$(955)	(7)%	$32,548	$47,433	$(14,885)	(31)%
Maintenance	38,571	40,555	(1,984)	(5)%	113,831	122,245	(8,414)	(7)%
Professional services	5,294	8,266	(2,972)	(36)%	17,515	25,207	(7,692)	(31)%

Total revenue	$55,929	$61,840	$(5,911)	(10)%	$163,894	$194,885	$(30,991)	(16)%

Software Licenses.    Software licenses revenue as a percentage of total revenue was 22% and 20% in the quarter and nine months ended October 31, 2009, respectively, as compared to 21% and 24% in the same quarter and nine months, respectively, a year ago. For both the current quarter and nine months, when compared to the same quarter and nine months a year ago, the decrease in software licenses revenue, in absolute dollars, is predominantly the result of slower software purchasing activity resulting from worldwide general economic weakness. Our core software configuration management, or SCM, products continue to make up a significant portion of our total software license revenue. Combined, our core SCM products accounted for $10.5 million, or 87%, and $30.1 million, or 92%, of total software licenses revenue in the quarter and nine months ended October 31, 2009, respectively, as compared to $11.6 million, or 89%, and $41.4 million, or 87%, in the same quarter and nine months, respectively, a year ago. Distributed systems products accounted for $6.7 million, or 55%, and $20.0 million, or 61% of total software licenses revenue in the quarter and nine months ended October 31, 2009, respectively, as compared to $7.8 million, or 60%, and $30.0 million, or 63%, in the same quarter and nine months, respectively, a year ago. We expect that our Dimensions, ZMF and Serena Business Mashups products will continue to account for a substantial portion of software license revenue in the future. We expect our software license revenue for the quarter ending January 31, 2010 to increase slightly sequentially primarily as a result of seasonality.

Maintenance.    Maintenance revenue as a percentage of total revenue was 69% in both the quarter and nine months ended October 31, 2009, as compared to 66% and 63% in the same quarter and nine months, respectively, a year ago. For both the current quarter and nine months, when compared to the same quarter and nine months a year ago, the increase in maintenance revenue as a percentage of total revenue is primarily due to the impact from lower software license revenue and professional services revenue resulting from the general weakening of the worldwide economy and continued slowdown in IT spending. For both the current quarter and nine months, when compared to the same quarter and nine months a year ago, the decrease in maintenance revenue in absolute dollars is primarily due to lower software license sales. We expect maintenance revenue for the quarter ending January 31, 2010 to increase slightly sequentially.

Professional Services.    Professional services revenue as a percentage of total revenue was 9% and 11% in the quarter and nine months ended October 31, 2009, respectively, as compared to 13% in both the same quarter and nine months a year ago. For both the current quarter and nine months, when compared to the same quarter and nine months a year ago, the decrease in both absolute dollars and as a percentage of total revenue is predominantly due to a decline in the number of smaller consulting engagements primarily as a result of lower software license revenue and the general weakening of the worldwide economy. In general, professional services revenue is attributable to consulting opportunities in our installed customer base and expanding our consulting service capabilities. We expect professional services revenue for the quarter ending January 31, 2010 to decrease slightly sequentially as a result of the expected continuation of adverse worldwide economic conditions and reduced IT spending.

Cost of Revenue

Cost of revenue, consisting of cost of software licenses, cost of maintenance, cost of professional services and amortization of acquired technology, was 32% and 33% of total revenue in the quarter and nine months ended October 31, 2009, respectively, as compared to 34% and 33% in the same quarter and nine months, respectively, a year ago.

The following table summarizes cost of revenue for the periods indicated (in thousands, except percentages):

	Three Months Ended October 31,				Nine Months Ended October 31,
	2009	2008	Increase (Decrease)		2009	2008	Increase (Decrease)
			In Dollars	In %			In Dollars	In %
Cost of revenue:
Software licenses	$876	$340	$536	158%	$2,314	$1,296	$1,018	79%
Maintenance	3,073	4,051	(978)	(24)%	9,509	12,321	(2,812)	(23)%
Professional services	5,227	7,918	(2,691)	(34)%	16,810	24,338	(7,528)	(31)%
Amortization of acquired technology	8,747	8,859	(112)	(1)%	25,840	26,355	(515)	(2)%

Total cost of revenue	$17,923	$21,168	$(3,245)	(15)%	$54,473	$64,310	$(9,837)	(15)%

Percentage of total revenue	32%	34%			33%	33%

Software Licenses.    Cost of software licenses consists principally of fees associated with integrating third party technology into our PVCS and Dimensions distributed systems products, amortization of certain capitalized software costs and, to a lesser extent, salaries, bonuses and other costs associated with our product release organization. Cost of software licenses as a percentage of total software licenses revenue was 7% in both the quarter and nine months ended October 31, 2009, respectively, as compared to 3% in both the same quarter and nine months a year ago. The increase in both absolute dollars and as a percentage of total software licenses revenue in both the quarter and nine months ended October 31, 2009, when compared to the same quarter and nine months a year ago, was primarily due to increased amortization of certain capitalized software costs.

Maintenance.    Cost of maintenance consists primarily of salaries, bonuses and other costs associated with our customer support organization. Cost of maintenance as a percentage of total maintenance revenue was 8% in both the quarter and nine months ended October 31, 2009, as compared to 10% in both the same quarter and nine months a year ago. For both the current quarter and nine months, when compared to the same quarter and nine months a year ago, in both absolute dollars and as a percentage of total maintenance revenue, the decrease in cost of maintenance was primarily attributable to decreases in expenses associated with our customer support organization resulting from restructuring and other cost cutting initiatives.

Professional Services.    Cost of professional services consists of salaries, bonuses and other costs associated with supporting and growing our professional services organization. Cost of professional services as a percentage of total professional services revenue was 99% and 96% in the quarter and nine months ended October 31, 2009, respectively, as compared to 96% and 97% in the same quarter and nine months, respectively, a year ago. For both the current quarter and nine months, when compared to the same quarter and nine months a year ago, the decrease in the cost of professional services in absolute dollars was predominantly due to decreases in expenses to support lower professional services revenue and, to a lesser extent, restructuring and other cost cutting initiatives, partially offset by increases in stock-based compensation expenses.

Amortization of Acquired Technology.    In connection with our merger in March 2006, and to a lesser extent small technology acquisitions in March 2006, October 2006 and September 2008, we have recorded $178.7 million in acquired technology, reduced by amortization totaling $132.6 million as of October 31, 2009. For both the quarter and nine months ended October 31, 2009, when compared to the same quarter and nine months a year ago, amortization expense was predominantly due to the acquired technology recorded in connection with the merger. Assuming there are no impairments and no acquisitions, we expect to record $8.7 million in amortization expense in each of the next two fiscal quarters, $8.3 million in amortization expense in each of the three fiscal quarters following thereafter and finally, $3.6 million in amortization expense in the first quarter of fiscal 2012.

Operating Expenses

The following table summarizes operating expenses for the periods indicated (in thousands, except percentages):

	Three Months Ended October 31,				Nine Months Ended October 31,
	2009	2008	Increase (Decrease)		2009	2008	Increase (Decrease)
			In Dollars	In %			In Dollars	In %
Operating expenses:
Sales and marketing	$13,401	$19,094	$(5,693)	(30)%	$42,744	$61,676	$(18,932)	(31)%
Research and development	7,845	9,300	(1,455)	(16)%	24,166	27,079	(2,913)	(11)%
General and administrative	3,087	4,208	(1,121)	(27)%	11,758	15,013	(3,255)	(22)%
Amortization of intangible assets	9,203	9,203	—	—	27,609	27,609	—	—
Restructuring, acquisition & other charges	5,016	2,942	2,074	70%	7,231	5,210	2,021	39%

Total operating expenses	$38,552	$44,747	$(6,195)	(14)%	$113,508	$136,587	$(23,079)	(17)%

Percentage of total revenue	69%	72%			69%	70%

Sales and Marketing.    Sales and marketing expenses consist primarily of salaries, commissions and bonuses, payroll taxes and employee benefits as well as travel, entertainment and marketing expenses. Sales and marketing expenses as a percentage of total revenue were 24% and 26% in the quarter and nine months ended October 31, 2009, respectively, as compared to 31% in both the same quarter and nine months a year ago. For both the quarter and nine months ended October 31, 2009, when compared to the same quarter and nine months a year ago, in both absolute dollars and as a percentage of total revenue, the decrease was the result of lower direct costs, such as travel and sales commissions, associated with lower software licenses revenue, and restructuring and other cost cutting initiatives put in place in fiscal 2010, and for the nine month period when compared to the same nine months a year ago, a decrease in stock-based compensation expenses. For the quarter ended October 31, 2009, when compared to the same quarter a year ago, stock-based compensation expenses increased primarily as a result of cancellations in the year ago quarter. In absolute dollar terms, we expect sales and marketing expenses for the quarter ending January 31, 2010 to increase sequentially as a result of stock-based compensation expense attributable to the October 2009 tender offer.

Research and Development.    Research and development expenses consist primarily of salaries, bonuses, payroll taxes, employee benefits and costs attributable to research and development activities. Research and development expenses as a percentage of total revenue were 14% and 15% in the quarter and nine months ended October 31, 2009, respectively, as compared to 15% and 14% in the same quarter and nine months, respectively, a year ago. For the quarter ended October 31, 2009, when compared to the same quarter a year ago, the decrease in research and development expenses in both absolute dollars and as a percentage of total revenue, is primarily attributable to restructuring and other cost cutting initiatives put in place in fiscal 2010, partially offset by an increase in stock-based compensation expense. For the nine months ended October 31, 2009, when compared to the same nine months a year ago, the decrease in research and development expenses in absolute dollars is primarily attributable to decreases in stock-based compensation expenses and restructuring and other cost cutting initiatives put in place in fiscal 2010. In absolute dollar terms, we expect research and development expenses to increase slightly as a result of stock-based compensation expense attributable to the October 2009 tender offer.

General and Administrative.    General and administrative expenses consist primarily of salaries, bonuses, payroll taxes, benefits and certain non-allocable administrative costs, including legal and accounting fees and bad debt. General and administrative expenses as a percentage of total revenue were 6% and 7% in the quarter and nine months ended October 31, 2009, respectively, as compared to 7% and 8% in the same quarter and nine months, respectively, a year ago. For both the quarter and nine months ended October 31, 2009, when compared to the same quarter and nine months a year ago, the decrease in general and administrative expenses in absolute dollars is primarily attributable to decreases in stock-based compensation expenses and restructuring and other cost cutting initiatives put in place in fiscal 2010. In absolute dollar terms, we expect general and administrative expenses to increase slightly as a result of stock-based compensation expense attributable to the October 2009 tender offer.

Amortization of Intangible Assets.    In connection with our merger in March 2006, and to a lesser extent a small technology acquisition in October 2006, and in connection with our capitalizing certain software costs including more recently software development costs related to our on-demand applications beginning in the first quarter of fiscal 2009, we have recorded $309.3 million in identifiable intangible assets, reduced by amortization totaling $140.9 million as of October 31, 2009. For the quarter and nine months ended October 31, 2009 and the same quarter and nine months a year ago, amortization expense was predominantly due to the identifiable intangible assets recorded in connection with the merger. Assuming there are no impairments and no acquisitions, we expect to record $9.2 million in amortization expense in each of the next ten fiscal quarters, $9.1 million in amortization expense in each of the seven fiscal quarters following thereafter and finally, $3.9 million in amortization expense in the first quarter of fiscal 2015.

Restructuring, Acquisition and Other Charges.    In connection with our restructuring plans put in place on April 30, 2009 and again on September 3, 2009, and to a lesser extent, severance and other employee related costs, sponsor fees and other charges which are not part of ongoing operations, we recorded $5.0 and $7.2 million in restructuring, acquisition and other charges in the quarter and nine months ended October 31, 2009, respectively. See Note 3 of notes to our unaudited condensed consolidated financial statements included elsewhere in this report for additional information related to the restructuring plans put in place in fiscal 2010. In the same quarter and nine months a year ago, we recorded $2.9 million and $5.2 million in restructuring, acquisition and other charges, respectively, predominantly related to our restructuring plan put in place in the quarter ended October 31, 2008, and to a lesser extent, severance and other employee related costs, sponsor fees and other charges which are not part of ongoing operations.

Other Income (Expense)

The following table summarizes other income (expense) for the periods indicated (in thousands, except percentages):

	Three Months Ended October 31,				Nine Months Ended October 31,
	2009	2008	Increase (Decrease)		2009	2008	Increase (Decrease)
			In Dollars	In %			In Dollars	In %
Other income (expense):
Interest income	$45	$314	$(269)	(86)%	$392	$1,088	$(696)	(64)%
Gain on early extinguishment of debt	—	—	—	—	4,602	628	3,974	633%
Interest expense	(7,989)	(10,133)	2,144	(21)%	(25,246)	(31,628)	6,382	(20)%
Change in the fair value of derivative instrument	1,514	(4)	1,518	(*)	2,961	2,862	99	3%
Amortization and write-off of debt issuance costs	(423)	(410)	(13)	3%	(1,729)	(1,250)	(479)	38%

Total other income (expense)	$(6,853)	$(10,233)	$3,380	(33)%	$(19,020)	$(28,300)	$9,280	(33)%

Percentage of total revenue	(12)%	(16)%			(12)%	(15)%

(*)	Percentage not meaningful

Interest Income.    For both the quarter and nine months ended October 31, 2009, when compared to the same quarter and nine months a year ago, the dollar decrease in interest income is predominantly due to decreases in balances in interest bearing accounts, such as cash and cash equivalents, resulting from servicing and paying down principal on our debt and, to a lesser extent, lower yields.

Gain on Early Extinguishment of Debt.    In the nine months ended October 31, 2009 and the same nine months a year ago, we recorded gains on the early extinguishment of debt totaling $4.6 million and $0.6 million, respectively, following authorization of our Board of Directors to repurchase our senior subordinated notes. See Note 7 of notes to our unaudited condensed consolidated financial statements included elsewhere in this report for additional information related to our debt.

Interest Expense.    For both the quarter and nine months ended October 31, 2009, when compared to the same quarter and nine months a year ago, the dollar decrease in interest expense is predominantly due to our paying down principal on our senior subordinated notes totaling $11.4 million and $24.4 million in the nine month periods ended October 31, 2008 and 2009, respectively, and to a lesser extent, paying down principal on our senior secured term loan totaling $2.0 million in the nine months ended October 31, 2009 and lower variable rates on the senior secured term loan. See Note 7 of notes to our unaudited condensed consolidated financial statements included elsewhere in this report for additional information related to our debt.

Change in the Fair Value of Derivative Instrument.    We use an interest rate swap as part of our interest rate risk management strategy. In the second fiscal quarter ended July 31, 2006, we entered into an interest rate swap transaction to effectively convert the variable interest rate on a portion of the $400.0 million senior secured term loan to a fixed rate. The swap, which expires on April 10, 2010, is recorded on the consolidated balance sheet at fair value. The swap has not been designated as a hedge, and accordingly, changes in the fair value of the derivative are recognized in the consolidated statement of operations. The notional amount of the swap was $250.0 million initially declining over time to $126.0 million at the time the swap transaction expires on April 10, 2010. Under the terms of the swap, we will make interest payments based on a fixed rate equal to

5.38% and will receive interest payments based on the LIBOR setting rate, set in arrears. In the nine months ended October 31, 2009 we recorded income of $3.0 million related to the changes in the fair value of the derivative as compared to income of $2.9 million in the same nine months a year ago.

Amortization and Write-Off of Debt Issuance Costs.    In connection with the merger, we recorded $16.1 million in debt issuance costs, reduced by accumulated amortization totaling $8.3 million as of October 31, 2009. In the quarter and nine months ended October 31, 2009, we recorded $0.4 million and $1.7 million in amortization of debt issuance costs, respectively, as compared to $0.4 million and $1.3 million in the same quarter and nine months, respectively, a year ago. The increase in amortization expense in the nine months ended October 31, 2009, when compared to the same nine months a year ago, is predominantly due to the write-off of unamortized debt issuance costs of approximately $0.4 million recorded in the nine months ended October 31, 2009 associated with the early extinguishment of the senior subordinated notes as compared to a $0.2 million write-off in the same nine months a year ago. Assuming we do not incur additional debt or extinguish senior subordinated notes before maturity, we expect to record $0.4 million to $0.5 million per quarter in amortization expense over the next fourteen fiscal quarters through the end of fiscal 2013 and $0.1 million to $0.2 million per quarter in amortization expense over the twelve fiscal quarters following thereafter through the end of fiscal 2016.

Capitalized Software Costs and Impairment.    The carrying amount of our capitalized software costs related to our on-demand application services as of October 31, 2009 was $7.0 million. We test our long-lived assets for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. A long-lived asset is not recoverable, and therefore subject to an impairment charge, if its carrying amount exceeds the undiscounted cash flows associated with it. We tested our capitalized software costs related to our on-demand application services for impairment and concluded that no impairment existed as of October 31, 2009. Factors that could lead to a subsequent recognition of impairment of capitalized software costs include a continued weakening of the worldwide economy, deterioration in sales forecasts from our on-demand application services, reductions in IT spending by our customers and future declines in our license revenue. It is reasonably possible in the near-term that such factors could arise and the resulting impairment charge could materially adversely affect our results of operations in the quarter where such determination is reached.

Income Tax Benefit

The following table summarizes income tax (benefit) expense for the periods indicated (in thousands, except percentages):

	Three Months Ended October 31,				Nine Months Ended October 31,
	2009	2008	Increase (Decrease)		2009	2008	Increase (Decrease)
			In Dollars	In %			In Dollars	In %
Income tax benefit	$(1,730)	$(7,505)	$5,775	(77)%	$(11,128)	$(15,984)	$4,856	(30)%

Percentage of total revenue	(3)%	(12)%			(7)%	(9)%

Income Tax Benefit.    Income tax benefit was $1.7 million and $11.1 million in the quarter and nine months ended October 31, 2009, respectively, as compared to $7.5 million and $16.0 million in the same quarter and nine months, respectively, a year ago. Our projected effective income tax benefit rate for the twelve months of fiscal 2010 is 51%, excluding $0.6 million of discrete items recorded as tax expense in the nine months ended October 31, 2009. Our effective income tax benefit rate for the twelve months of fiscal 2009 was 3%. The effective income tax benefit rate projected for fiscal 2010 is significantly greater than the effective income tax benefit rate for fiscal 2009 predominantly due to the goodwill impairment charge in the fourth quarter of fiscal 2009 totaling $326.7 million. Our effective income tax benefit rate is greater than the statutory rate due to the impacts of permanently reinvested foreign earnings, the domestic production deduction, and the United States research and experimentation tax credit. See Note 8 of notes to our unaudited condensed consolidated financial statements included elsewhere in this report for further information regarding income taxes and its impact on our results of operations and financial position.

Liquidity and Capital Resources

Cash and Cash Equivalents.    Since our inception, we have financed our operations and met our capital expenditure requirements through cash flows from operations. As of October 31, 2009, we had $93.8 million in cash and cash equivalents.

Net Cash Provided by Operating Activities.    Cash flows provided by operating activities were $7.0 million in both the nine months ended October 31, 2009 and the same nine months a year ago. In the nine months ended October 31, 2009, our cash flows provided by operating activities exceeded net loss principally due to the inclusion of non-cash expenses in net loss and a decrease in accounts receivable, all partially offset by interest payments made on the term credit facility and subordinated notes totaling $29.5 million, decreases in deferred income taxes payable, cash collections in advance of revenue recognition for maintenance contracts and income tax payments net of refunds totaling $9.8 million. In the nine months ended October 31, 2008, our cash flows provided by operating activities exceeded net loss principally due to the inclusion of non-cash expenses in net loss, a decrease in accounts receivable and an increase in accounts payable, all partially offset by interest payments made on the term credit facility and subordinated notes totaling $37.1 million, decreases in deferred income taxes payable, cash collections in advance of revenue recognition for maintenance contracts, income tax payments net of refunds totaling $4.1 million and a decrease in accrued expenses.

Net Cash Used in Investing Activities.    Net cash used in investing activities was $4.1 million and $10.5 million in the nine months ended October 31, 2009 and the same nine months a year ago, respectively. In the nine months ended October 31, 2009 and the same nine months a year ago, net cash used in investing activities related to capitalized software totaled $3.3 million and $4.7 million, respectively, the purchase of computer equipment and office furniture and equipment totaled $0.6 million and $3.9 million, respectively, and acquisition related costs paid in connection with acquisitions totaled $0.2 million and $1.9 million, respectively.

Net Cash (Used in) Provided by Financing Activities.    Net cash used in financing activities was $22.6 million in the nine months ended October 31, 2009 as compared to net cash provided by financing activities totaled $52.6 million in the same nine months a year ago. In the nine months ended October 31, 2009, net cash used in financing activities principally related to principal payments made on the senior subordinated notes and the term credit facility totaling $19.8 million and $2.0 million, respectively, the repurchase of option rights under our employee stock option plan and October 2009 tender offer program totaling $0.6 million and the repurchases of common stock totaled $0.2 million. In the nine months ended October 31, 2008, net cash provided by financing activities related principally to borrowings under the revolving credit facility totaled $65.0 million, all partially offset by principal payments made on the senior subordinated notes totaled $10.8 million, the repurchase of option rights under our employee stock option plan totaling $1.5 million, and the repurchase of common stock totaling $0.1 million.

Contractual Obligations and Commitments

As a result of the acquisition transactions related to our merger in March 2006, we became highly leveraged. As of October 31, 2009, we had outstanding $526.0 million in aggregate indebtedness. Our liquidity obligations are significant, primarily due to debt service obligations. Our interest expense for the quarter and nine months ended October 31, 2009 was $8.0 million and $25.2 million, respectively, as compared to $10.1 million and $31.6 million in the same quarter and nine months, respectively, a year ago.

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

The following is a summary of our various contractual commitments, including non-cancelable operating lease agreements for office space that expire between calendar years 2010 and 2012. All periods start from November 1, 2009.

	Payments Due by Period(2)
	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
	(in thousands)
Operating lease obligations	$7,466	$4,159	$3,301	$6	$—
Credit Facility:
Senior secured term loan due March 10, 2013	318,000	—	—	318,000	—
Revolving term credit facility due March 10, 2012	65,000	—	65,000	—	—
Senior subordinated notes due March 15, 2016	142,952	—	—	—	142,952
Scheduled interest on debt(1)	126,371	26,819	46,728	32,431	20,393

	$659,789	$30,978	$115,029	$350,437	$163,345

(1)	Scheduled interest on debt is calculated through the instrument’s due date and assumes no principal paydowns or borrowings. Scheduled interest on debt includes the seven year senior secured term loan due March 10, 2013 at an annual rate of 2.32188%, which is the rate in effect as of October 31, 2009, the fully drawn six year term credit facility due March 10, 2012 at an annual rate of 2.57188%, which is the rate in effect as of October 31, 2009, the ten year senior subordinated notes due March 15, 2016 at the stated annual rate of 10.375%, and the fair value of the derivative instrument as of October 31, 2009 totaling $2.9 million.
(2)	This table excludes our unrecognized tax benefits totaling $8.2 million as of October 31, 2009 since we have determined that the timing of payments with respect to these liabilities cannot be reasonably estimated.

Accounts Receivable and Deferred Revenue.    At October 31, 2009, we had accounts receivable, net of allowances, of $20.4 million and total deferred revenue of $64.7 million.

Off-Balance Sheet Arrangements.    As part of our ongoing operations, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of October 31, 2009, we were not involved in any unconsolidated SPE transactions.

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

Interest Rates and Fees.    The $400.0 million term loan, of which $318.0 million is currently outstanding as of October 31, 2009, bears interest at a rate equal to three-month LIBOR plus 2.00%. That rate was 2.32188% as of October 31, 2009. The fully drawn revolving term credit facility, of which $65.0 million is currently outstanding as of October 31, 2009, bears interest at a rate equal to three-month LIBOR plus 2.25%. That rate was 2.57188% as of October 31, 2009. More generally, the loans under the senior secured credit agreement bear interest, at the option of the borrower, at the following:

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

We use an interest rate swap as part of our interest rate risk management strategy. In the second fiscal quarter ended July 31, 2006, we entered into an interest rate swap transaction to effectively convert the variable interest rate on a portion of the $400.0 million senior secured term loan to a fixed rate. The swap, which expires on April 10, 2010, is recorded on the consolidated balance sheet at fair value. The swap has not been designated as an accounting hedge and accordingly, changes in the fair value of the derivative are recognized in the consolidated statement of operations. The notional amount of the swap was $250.0 million initially and amortizes down over time to $126.0 million at the time the swap transaction expires on April 10, 2010. Under the terms of the swap, we will make interest payments based on a fixed rate equal to 5.38% and will receive interest payments based on the LIBOR setting rate, set in arrears.

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

Senior Subordinated Notes

As of October 31, 2009, we have outstanding $143.0 million principal amount of senior subordinated notes, which bear interest at a rate of 10.375%, payable semi-annually on March 15 and September 15, and which mature on March 15, 2016. Each of our domestic subsidiaries that guarantees the obligations under our senior secured credit agreement will jointly, severally and unconditionally guarantee the notes on an unsecured senior subordinated basis. As of the date of this report, we do not have any domestic subsidiaries and, accordingly, there are no guarantors on such date. The notes are our unsecured, senior subordinated obligations, and the guarantees, if any, will be unsecured, senior subordinated obligations of the guarantors. The notes are subject to redemption at our option under terms and conditions specified in the indenture related to the notes, and may be redeemed at the option of the holders at 101% of their face amount, plus accrued and unpaid interest, upon certain change of control events.

In the fiscal year ended January 31, 2009, we repurchased, in eight separate privately negotiated transactions, an aggregate of $32.6 million of principal amount of our original outstanding $200.0 million senior subordinated notes. The repurchases resulted in a gain of $8.7 million from the extinguishment of debt in the fiscal year ended January 31, 2009.

In the fiscal nine months ended October 31, 2009, we repurchased, in six separate privately negotiated transactions, an aggregate of $24.4 million of principal amount of senior subordinated notes. The repurchases resulted in a gain of $4.6 million from the extinguishment of debt in the nine months ended October 31, 2009.

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

In addition, under our senior secured credit agreement, we are required to satisfy and maintain specified financial ratios and other financial condition tests, including minimum interest coverage ratio and a maximum total leverage ratio. We were in compliance with all of the covenants under the secured credit agreement and indenture as of October 31, 2009 and expect to be in compliance at our fiscal 2010 year end. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet those ratios and tests in the future. A breach of any of these covenants would result in a default (which, if not cured, could mature into an event of default) and in certain cases an immediate event of default under our senior secured credit agreement. Upon the occurrence of an event of default under our senior secured credit agreement, all amounts outstanding under our senior secured credit agreement could be declared to be (or could automatically become) immediately due and payable and all commitments to extend further credit could be terminated.

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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2009	2008	2009	2008
Net loss(1)	$(5,669)	$(6,803)	$(11,979)	$(18,328)
Interest expense (income), net(2)	6,853	10,233	19,020	28,300
Income tax benefit	(1,730)	(7,505)	(11,128)	(15,984)
Depreciation and amortization expense(3)(4)	19,729	18,798	58,179	60,158

EBITDA	19,183	14,723	54,092	54,146
Deferred maintenance writedown(1)	33	142	100	719
Restructuring, acquisition and other charges	5,016	2,942	7,231	5,210

Adjusted EBITDA(1)	$24,232	$17,807	$61,423	$60,075

(1)	Net loss for the periods presented includes the periodic effect of the deferred maintenance step-down associated with both the merger in the first quarter of fiscal 2007 and the Pacific Edge acquisition in the third quarter of fiscal 2007. This maintenance revenue is added back in calculating Adjusted EBITDA for purposes of the indenture governing the senior subordinated notes and the senior secured credit agreement.
(2)	Interest expense (income), net includes interest income, interest expense, the change in the fair value of derivative instrument, amortization and write-off of debt issuance costs and gain on early extinguishment of debt.
(3)	Depreciation and amortization expense includes depreciation of fixed assets, amortization of leasehold improvements, amortization of acquired technologies and other intangible assets, and amortization of stock-based compensation.
(4)	Stock-based compensation includes unusual and non-recurring charges associated with the repurchase of stock options in connection with the tender offer that we completed during the quarter ended October 31, 2009. See Note 2 of notes to our unaudited condensed consolidated financial statements for additional information related to stock-based compensation.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

We do not use derivative financial instruments in our investment portfolio and have no foreign exchange contracts. Our financial instruments consist of cash and cash equivalents, trade accounts receivable, accounts payable, term loan, secured indebtedness and our interest rate swap contract. We consider investments in highly liquid instruments purchased with an original maturity of 90 days or less to be cash equivalents. All of our cash equivalents principally consist of money market funds, and are classified as available-for-sale as of October 31, 2009. We are subject to interest rate risk on the variable interest rate of the unhedged portion of the secured term loan. We do not believe that a hypothetical 25% fluctuation in the variable interest rate would have a material impact on our consolidated financial position or results of operations. In addition, we are subject to the risk of default by the originator of the interest rate swap.

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

As of October 31, 2009, we had $318.0 million of debt under our senior secured credit agreement. A 1% increase in these floating rates would increase annual interest expense by $3.2 million. We have had limited exposure to interest rate fluctuations historically. As a result we have not used interest rate hedging strategies in the past. However, given our increased exposure to volatility in floating rates after the acquisition transactions, we continue to evaluate hedging opportunities and may enter into hedging transactions in the future.

Under our senior secured credit agreement, we were required, within 90 days after the closing date, to fix the interest rate of at least 50% of the aggregate principal amount of indebtedness under our term loan through swaps, caps, collars, future or option contracts or similar agreements. We were also required to maintain this interest rate protection for a minimum of two years.

Consequently, in the second fiscal quarter ended July 31, 2006, we entered into an interest rate swap transaction to effectively convert the variable interest rate on a portion of the $400.0 million senior secured term loan to a fixed rate. The swap, which expires on April 10, 2010, is recorded on our consolidated balance sheet at fair value. The swap has not been designated as an accounting hedge and, accordingly, changes in the fair value of the derivative are recognized in the consolidated statement of operations. The notional amount of the swap was $250.0 million initially and amortizes down over time to $126.0 million at the time the swap transaction expires on April 10, 2010. Under the terms of the swap, we will make interest payments based on a fixed rate equal to 5.38% and will receive interest payments based on the LIBOR setting rate, set in arrears. In the quarter and nine months ended October 31, 2009 we recorded income totaling $1.5 million and $3.0 million, respectively, related to the changes in the fair value of the derivative, as compared to expense totaling $0.0 million and income totaling $2.9 million in the same quarter and nine months, respectively, a year ago.

Foreign Exchange Risk.    Sales to foreign countries accounted for approximately 33% and 32% of the total sales in the quarter and nine months ended October 31, 2009, respectively, as compared to 33% and 37% in the same quarter and nine months a year ago. Because we invoice certain foreign sales in currencies other than the United States dollar, predominantly the British pound sterling and euro, and do not hedge these transactions, fluctuations in exchange rates could adversely affect the translated results of operations of our foreign subsidiaries. Therefore, foreign exchange fluctuations could create a risk of significant balance sheet gains or losses in our consolidated financial statements. In addition, in the past several years we have benefited from the weakness of the U.S. dollar against other currencies, which increased our net revenues derived from international operations. In more recent quarters, the United States dollar appreciated against these foreign currencies, which negatively affected our net revenues. If the U.S. dollar continues to strengthen against foreign currencies, our future net revenues could be adversely affected. However, given our foreign subsidiaries’ net book values as of October 31, 2009 and net cash flows for the most recent fiscal nine months ended October 31, 2009, we do not believe that a hypothetical 25% fluctuation in foreign currency exchange rates would have a material impact on our consolidated financial position or results of operations.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.    Our Chief Executive Officer and Chief Financial Officer, with the assistance of senior management personnel, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of October 31, 2009. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual and quarterly reports filed under the Exchange Act. Based on this evaluation, and subject to the limitations described below, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of October 31, 2009.

Changes in Internal Control over Financial Reporting.    There were no changes in our internal control over financial reporting during the quarter ended October 31, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

John Nugent was appointed as our President and Chief Executive Officer effective as of November 2, 2009. Information regarding the background and experience of Mr. Nugent is set forth in Item 5.02(c) of our current report on Form 8-K filed with the SEC on November 5, 2009, which is incorporated herein by reference.

ITEM 6.	Exhibits

(a) Exhibits

Exhibit No.	Exhibit Description
3.01	Restated Certificate of Incorporation of Serena Software, Inc. (incorporated by reference to Exhibit 3.01 to the registrant’s current report on Form 8-K (File No. 000-25285), filed with the SEC on August 21, 2006)

3.02	Bylaws of Serena Software, Inc. (incorporated by reference to Exhibit 3.02 to the registrant’s current report on Form 8-K (File No. 000-25285), filed with the SEC on August 21, 2006)

10.01*	Amended and Restated 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K (File No. 000-25285) filed by registrant with the Securities and Exchange Commission on September 24, 2009)

10.02*	Form of Time and Performance Option Agreement under Amended and Restated 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the registrant’s current report on Form 8-K (File No. 000-25285) filed by registrant with the Securities and Exchange Commission November 5, 2009)

10.03*	Form of Restricted Stock Unit Agreement under Amended and Restated 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K (File No. 000-25285) filed by registrant with the Securities and Exchange Commission on September 24, 2009)

Exhibit No.	Exhibit Description
10.04*†	Agreement and Release dated September 4, 2009 between Serena Software, Inc. and Rene Bonvanie

10.05*†	Agreement and Release dated October 30, 2009 between Serena Software, Inc. and Jeremy Burton

31.01†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01‡	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02‡	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or compensatory plan or arrangement.
†	Exhibit is filed herewith.
‡	Exhibit is furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERENA SOFTWARE, INC.

By:	/s/ ROBERT I. PENDER, JR.
Robert I. Pender, Jr.
Senior Vice President, Finance And Administration, Chief Financial Officer (Principal Financial And Accounting Officer)

Date: December 11, 2009

EXHIBIT INDEX

Exhibit No.	Exhibit Description
3.01	Restated Certificate of Incorporation of Serena Software, Inc. (incorporated by reference to Exhibit 3.01 to the registrant’s current report on Form 8-K (File No. 000-25285), filed with the SEC on August 21, 2006)

3.02	Bylaws of Serena Software, Inc. (incorporated by reference to Exhibit 3.02 to the registrant’s current report on Form 8-K (File No. 000-25285), filed with the SEC on August 21, 2006)

10.01*	Amended and Restated 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K (File No. 000-25285) filed by registrant with the Securities and Exchange Commission on September 24, 2009)

10.02*	Form of Time and Performance Option Agreement under Amended and Restated 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the registrant’s current report on Form 8-K (File No. 000-25285) filed by registrant with the Securities and Exchange Commission November 5, 2009)

10.03*	Form of Restricted Stock Unit Agreement under Amended and Restated 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K (File No. 000-25285) filed by registrant with the Securities and Exchange Commission on September 24, 2009)

10.04*†	Agreement and Release dated September 4, 2009 between Serena Software, Inc. and Rene Bonvanie

10.05*†	Agreement and Release dated October 30, 2009 between Serena Software, Inc. and Jeremy Burton

31.01†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01‡	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02‡	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or compensatory plan or arrangement.
†	Exhibit is filed herewith.
‡	Exhibit is furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.