Form 10-K
period 2010-01-31
SERENA SOFTWARE INC
filed 2010-04-30
CIK 1073967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐        No  ☒

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐        No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant was zero as of January 31, 2010, the last business day of the registrant’s most recently completed fiscal quarter. The registrant is a privately-held company and there is no public trading market for its common stock.

As of April 30, 2010, the number of shares of the registrant’s common stock outstanding was 98,500,576.

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

For the Fiscal Year Ended January 31, 2010

PART I

ITEM 1.	BUSINESS

Our fiscal year ends on January 31 and, except as otherwise provided, references to a particular fiscal year in this Annual Report on Form 10-K mean the fiscal year ended on January 31 of such year. For example, fiscal year 2010 refers to the fiscal year ended January 31, 2010.

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

Our software and services are of critical importance to our customers, who make significant investments in developing applications and automating IT processes around our software solutions. We have a diversified, global customer base with a history of more than 15,000 installations of our products at customer sites worldwide. Our customers include industry leaders in the finance, telecommunications, automotive and transportation, healthcare, energy and power, equipment and machinery and technology industries, with no single customer accounting for 10% or more of our total revenue for the fiscal year ended January 31, 2010. During the same period, we generated 68%, 28% and 4% of our total revenue in North America, Europe and the Asia Pacific region, respectively.

Revenue generated from software licenses, maintenance contracts and professional services accounted for 22%, 68% and 10%, respectively, of our total revenue for the fiscal year ended January 31, 2010. Software license revenue is generated by the sale of perpetual software licenses to existing and new customers, and includes both upfront licenses as well as follow-on license purchases as customers expand capacity, add additional applications or users and develop a need for additional products to satisfy a broader set of requirements. Software licenses are generally accompanied by annual maintenance contracts, which are typically priced between 17% and 21% of the software license price. The annual maintenance contracts provide customers the right to obtain available updates, bug fixes and telephone support for our applications. We typically collect maintenance fees at the time the maintenance contract is entered into and ratably recognize these fees over the term of the contract, generally one year. Professional services revenue is generated through best practices implementations to facilitate the optimal installation and usage of our software, and technical consulting and education services.

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

Our customers’ applications, systems and IT infrastructure are constantly evolving to meet changing customer, supplier and employee requirements. In addition, government and industry regulations have increased the need for governance of these applications and monitoring changes to IT environments. Changes to IT environments are increasingly becoming complicated by the tendency towards moving internal software development offshore, requiring IT managers to oversee multiple development processes across various geographies. As a result, specific functionality allowing organizations to audit, track and monitor changes, and revert back to previous versions, has become critical to managing an IT system. Organizations have an ongoing and growing need for solutions that efficiently and effectively manage change across the increasingly complex IT environment.

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

Regulatory Compliance.     Organizations across a range of industries are increasingly required to comply with changing and new regulations that require organizations to audit, track and manage changes to their IT systems. We believe these regulatory changes and the overall regulatory environment are forcing many companies to audit their IT practices and confront change management issues with a high degree of attention directed at the potentially severe consequences of change management failures.

Business Pressures for Productivity, Quality and Faster Time to Market.    Ongoing pressures on IT departments to reduce spending and improve service will continue to focus attention on process improvement in the software development life cycle. Customers will look to vendors to provide well-integrated solutions that assure delivery of high quality applications to the market faster.

Outsourcing.    Companies continue to outsource critical IT functions by shifting software development to new geographic locations, creating the need to coordinate and communicate changes among developers in often widely dispersed locations. The outsourcing trend increases companies’ reliance on change management processes to allow all relevant personnel to view, approve and control changes to software applications.

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

Our Strengths

We believe our strengths in addressing the above-mentioned industry opportunities include the following:

Global Software Vendor with Leading Market Position.    We are the largest global independent software company in terms of revenue focused solely on managing change across IT environments. Our products offer solutions for both distributed systems and mainframe platforms. According to Gartner’s 2010 research report on worldwide software change and configuration management vendor market shares, we were the number two ranked vendor in the software change and configuration management market. We attribute our leading position to the breadth and quality of our product offerings and to our established customer relationships.

Stable, Recurring Revenue Base with Significant Visibility.    The mission critical nature of our products combined with our large installed customer base have enabled us to develop a stable, recurring revenue base comprised of license, maintenance and professional services revenues. For the fiscal year ended January 31, 2010, maintenance revenue comprised 68% of our total revenue. Our maintenance revenue is generally recurring, providing us with significant visibility into our future revenue and, to a lesser extent, profitability. For the fiscal year ended January 31, 2010, our maintenance contract renewal rate was at least 90%, and we believe this is higher than the industry average. We have a resilient revenue model where customers continue to enter into and renew maintenance contracts, even during significant downturn periods for the software industry.

Margins and Strong Cash Flow Generation.    Due primarily to our broad portfolio of products, large installed customer base and leading market presence, our Adjusted EBITDA has increased at a compound annual growth rate of 11.7% for the period from fiscal year 2004 to fiscal year 2010. Additionally, our current business model generates positive working capital and requires minimal capital expenditure, providing us with significant free cash flow. For the fiscal year ended January 31, 2010, we had cash flows from operating activities of $38.8 million, an Adjusted EBITDA margin of 39.5% and $4.3 million in capital expenditures. A description of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to comparable GAAP financial measures is included under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Covenant Compliance.”

30 Year History with Diversified, Global Customer Base.    We have a diversified, global customer base with a history of more than 15,000 installations of our products at customer sites worldwide. We have minimal customer concentration, with no one customer accounting for 10% or more of our total revenue for the fiscal year ended January 31, 2010. We are also continuing to expand our revenue base internationally. For the fiscal year ended January 31, 2010, we derived 32% of our total revenue from international customers.

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

Significant Equity Investments from our Founder and Silver Lake.    In connection with the merger, a trust and a foundation affiliated with Douglas D. Troxel, our founder and one of our directors, exchanged equity interests in Serena, valued for purposes of the exchange at approximately $154.1 million, for equity interests in the surviving corporation. This significant equity investment by our founder, together with the investment of $335.5 million by investment funds affiliated with or designated by Silver Lake, represented over 36% of our capitalization as of January 31, 2010.

Our Strategy

We are focused on continuing to be the leading provider of solutions that enable organizations to manage change throughout their IT environment. To pursue our objectives we have implemented the following strategies:

Cross-Sell and Increase Penetration into Our Large, Global Installed Customer Base.    We have a large, global installed base that primarily uses our SCM products for specific platforms. We have a significant opportunity to sell these existing customers SCM products on additional platforms, expand their use of our products outside of SCM (for example, RM, BPM or PPM) and enable them to purchase and utilize our broader solution set for managing the entire application lifecycle. Moreover, we have the opportunity to sell additional licenses as customers expand capacity, add additional applications and users and develop a need for additional products to satisfy a broader set of requirements. Since we currently provide mission critical solutions to these customers, we believe we can generate these opportunities efficiently.

Maintain and Strengthen Technological Leadership of Our Products.    We have a strategic vision to expand our suite of products to address change processes that span both application development and IT infrastructure. Our goal is to offer a suite of products that will provide a unified framework for connecting people, tools and processes involved throughout the application lifecycle, delivering automated change processes, managing workflow and enforcing business rules within an IT environment. We have assembled a global team of research and development personnel with strong industry and technical expertise. We continue to focus on improving and upgrading our existing product portfolio, and on developing innovative technologies to enhance our software products. We believe such products will increase the value that we are able to deliver to our customers enabling us to increase our revenue.

Continue to Capitalize on Regulatory Compliance Spending.    Organizations across a range of industries are increasingly required to comply with regulations, from industry-specific legislation such as the Health Insurance Portability and Accountability Act, or HIPAA, and the Gramm-Leach-Bliley Act, or the GLBA, to broader legislation such as the Sarbanes-Oxley Act. We believe that the need to comply with new regulatory standards will drive additional license sales of our products, as some customers may prefer not to depend on manual or internally developed systems to meet the regulatory parameters. Our products support regulatory compliance by, for example, providing automatic audit trails with an audit and feedback loop that is essential to comply with the requirements imposed by the Sarbanes-Oxley Act. Our products enable easier demonstration of regulatory compliance, and also allow businesses to achieve benefits such as more reliable IT service, faster time to market and demonstrable return on investment for development initiatives.

Increase Federal Government Exposure.    We work with federal government agencies and contractors to enable them to enforce standards and processes and improve software development. The federal government announced last year that it would be increasing government spending during the prior and current fiscal years, and we believe that this market is under-penetrated by ALM software vendors. We plan to increase our focus on federal government initiatives to increase our penetration of this market, and to leverage our partner relationships as part of these initiatives.

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

Our Products

We develop, market and support an integrated suite of software products for managing and controlling change across distributed systems and mainframe platforms. A distributed system platform allows applications to share resources over a distributed network using operating systems such as UNIX, Linux and Windows. A mainframe platform uses a centralized system with high processing power to support high-volume applications. Our solutions improve process consistency and enhance the integrity of software our customers create or modify. This helps protect our customers’ valuable application assets and improve software developer productivity, operational efficiency, application availability and customers’ return on IT investments, all of which ultimately reduce the costs of managing their IT environment. Our products serve a variety of market and customer needs and are grouped as follows:

•

Dimensions®: End-to-end cross-platform, highly scalable solution for distributed development. Our Dimensions product family integrates application development across global sites, stakeholders, and platforms. Using Dimensions allows organizations to model and automatically enforce software development processes. Dimensions features tight integration between requirements management and change/configuration management through a common process model and a unified data store which enables IT organizations to trace, validate and implement change requests without disruption during development. The Dimensions product line includes Dimensions CM for managing the application development, change and configuration process. Customers can also purchase Dimensions RM for gathering, tracking and managing application requirements throughout a project’s lifecycle. Prototype Composer, which allows customers to graphically define and model application software requirements, is fully integrated with Dimensions. Models, prototypes and requirements definitions created in Prototype Composer can be deployed to Dimensions RM. We offer Dimensions for use on distributed systems platforms only.

•

Serena Business Mashups (formerly known as TeamTrack): Enterprise process management solution to map, track, and enforce any business process, such as IT requests. Our Serena Business Mashups, or SBM, product line allows customers to build and deploy integrated business processes that extend to all participants in a project, including departmental users, customers, suppliers and business partners. This Web-based, secure and highly configurable process and issue management solution creates repeatable, enforceable, auditable and predictable processes, giving our customers control, insight and predictability in their management of the application lifecycle and their business processes. The SBM product line includes Mashup Composer for graphically designing composite applications that include human workflow processes, orchestrated connections to other enterprise systems, and interactive web forms. Process-based applications created in Mashup Composer are then “published” within SBM and, once deployed, are available to users from any Web browser or internet-connected device to obtain status updates, enter information and approve and route work to other participants. We offer SBM for use on distributed systems platforms only.

•

PVCS®: PVCS Professional is an integrated suite of issue, version and build management tools for team-based environments. PVCS Professional includes TeamTrack, the predecessor product to SBM and PVCS Version Manager, a version control product. We offer PVCS Professional and Version Manager for use on distributed systems platforms only.

•

Mariner™ PPM: Portfolio, project, resource, demand and financial management for complete project and portfolio management. Mariner PPM’s project management capabilities allow for a flexible approach for project initiation, planning and tracking. With Mariner PPM’s portfolio management capabilities, IT can examine investment tradeoffs and track performance, and use Mariner PPM’s resource management features to analyze resource capacity and assess the impact of project changes. With Mariner PPM’s demand management tools, IT can capture all sources of demand, channeling requests through appropriate approvals. Financial management functions provide assessment of key financial indicators and management of lifecycle costs and benefits. We offer Mariner PPM for use on both distributed systems and SaaS platforms.

•

Agile ALM: An Agile application development solution. Agile application development is a group of software development methodologies focused on iterative processes that require self-organizing cross-functional teams to define software requirements and develop solutions through frequent inspection and adaptation. We offer Agile ALM for use on both distributed systems and SaaS platforms.

•

Application Release Management: Application release management solution for mainframe environments. Application Release Management, or ARM, allows customers to manage the software release management process from requirements to deployment within the enterprise. ARM is a composite application that operates using SBM.

•

ChangeMan® : Software configuration management solution for mainframe systems, in particular z/OS environments. Our ChangeMan product family addresses the complexity of developing, deploying and maintaining mainframe software applications by providing software infrastructure to manage changes to mainframe applications in parallel, regardless of development methodology, geographic location or computing platform. The ChangeMan product family enables users to automate, control and synchronize those changes throughout the customer’s IT environment from a single point of control.

•

StarTool® and Comparex®: Application testing, data comparison, implementation and problem analysis for mainframe systems. These solutions improve mainframe application availability through file and data management, data comparison, fault analysis, application performance management, input/output optimization and application test debugging.

The following are our principal products:

Product Name	Brief Description
Dimensions® :
Dimensions CM	Process-driven change management for heterogeneous systems.
Dimensions RM	Tracks and manages requirements through the application development lifecycle.
Prototype Composer	Graphically define and model customer application software requirements.

Serena Business Mashups:
Serena Business Mashups	Create and deploy process-centric applications that may include orchestrated connections to other enterprise systems. Maps, tracks and enforces business processes. Formerly known as TeamTrack.
Mashup Composer	Visual modeling tool for creating workflows, orchestrating connections to other enterprise systems, and design user interfaces.

PVCS®:
PVCS Professional	An integrated suite of issue and version management tools for team-based environments.
PVCS Version Manager	Version control across all platforms and standard IDEs.

Mariner ™ PPM:
Mariner PPM	Tracks and manages portfolio, project, resource, demand and financial management.
Mariner-On-Demand	Our Mariner PPM solution available on a SaaS platform.

Agile ALM:
Agile ALM	A group of software development methodologies focused on iterative processes that require self-organizing cross-functional teams to define software requirements and develop solutions through frequent inspection and adaptation. Facilitates complex mainframe file and data management tasks.
Agile-On-Demand	Our Agile ALM solution available on a SaaS platform.

Application Release Management:
Application Release Management	Provides an automated, process-centric approach for software release management from requirements to deployment.

ChangeMan® :
ChangeMan ZMF	Application change management and development for mainframe systems.

StarTool® and Comparex®:
StarTool FDM	Facilitates complex mainframe file and data management tasks.
StarTool DA	Automates mainframe dump and abend analysis and speeds application problem solving activities.
Comparex	Performs data comparison for mainframe application testing and software quality.

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

We plan to continue to develop integrations between various products within our product portfolio, and with third-party vendor solutions, to ensure that our customers have the ability to track and manage change in a closed loop environment—ensuring the traceability and auditability of any change.

We plan to develop process-centric solutions consisting of composite applications that will utilize SBM to address governance and process-related needs of our customers within horizontal and certain vertical markets.

Our large and diverse customer base provides us with feedback on ways we can evolve our products to meet the needs of markets outside of SCM. Examples of markets in which our products already address identified customer problems include BPM (SBM), PPM (Mariner PPM) and RM (Dimensions RM) and application release management (ARM). We will continue to develop our solutions to meet the needs of the markets we currently serve and those in which we can achieve a leadership position.

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

Customer Support and Product Maintenance.    We have a global staff of customer support personnel who provide technical support to customers. Our support centers are located in North America, the United Kingdom and Australia. We offer technical support services 24 hours a day, seven days a week via our Internet site, toll free telephone lines and electronic mail. Customers are notified about the availability of regular maintenance and enhancement releases via the Internet site or electronic mail. Customers can gain access to online services by registering on our SOS Internet web site. Customers are entitled to receive software updates, maintenance releases and technical support for an annual maintenance fee, which is typically priced between 17% and 21% of the license price.

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

•

allow developers to determine which changes have led to errors, using a fingerprinting technology that gives each file a unique token or “fingerprint” that changes if any bit is altered, which facilitates problem detection and resolution.

Research and Development

We plan to continue making substantial investments in research and development to maintain our leadership position in the software configuration management market. We believe that our success will continue to depend on our ability to enhance our current products and to develop new products and services that meet the needs of our customers and the market. Our commitment to research and development is reflected in our investments in this area, which were $40.4 million, $33.9 million and $32.7 million for fiscal years 2008, 2009 and 2010, respectively, representing 15%, 13% and 15% of our total revenue in those years.

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

Sales and Marketing

In the United States, Canada, Brazil, France, Germany, Italy, the United Kingdom, Spain, the Benelux and Nordic regions, Australia, India, Japan and Korea, we market our software primarily through our direct sales organization.

In addition to our direct sales efforts, we have established relationships with distributors, resellers and original equipment manufacturers, or OEMs, located in North America, Latin America, Belgium, Italy, Spain, Hong Kong, Israel, Japan, Korea and South Africa. These distributors, resellers and OEMs market and sell our software as well as provide technical support, educational and consulting services.

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

Competition

The market for our products and services is highly competitive and diverse. New products are frequently introduced and existing products are continually enhanced. Competitors vary in size and in the scope and breadth of the products and services that they offer. We are focused on enhancing the features of our products and developing additional product integrations to allow our products to better operate with each other as well as with products offered by other software vendors and open source software for purposes of differentiating ourselves from the competition. We are also focused on improving our sales and marketing efforts. We believe that the principal competitive factors necessary to be successful in our industry include product functionality, interoperability and reliability, the breadth of product offerings and solutions, effective sales and marketing efforts, reputation, financial stability and customer support.

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

Competition in the Software Configuration Management (SCM) Distributed Systems Market.    We face significant competition as we develop, market and sell our distributed systems products, including Serena PVCS Professional, Dimensions, Mariner PPM, SBM and PVCS Version Manager products. Competitors in the distributed systems market include IBM, Computer Associates, Microsoft and other smaller companies. We also face competition from smaller companies that provide SaaS-based Mariner PPM and Agile ALM solutions. An increasing portion of the market also uses open source or freeware tools to address their basic needs for issue/defect tracking and source code control.

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

Employees

As of January 31, 2010, we had 601 full-time employees, 168 of whom were engaged in research and development, 191 in sales and marketing, 148 in consulting, education and customer and document support, and 94 in finance, administration and operations. Our future performance depends in significant part upon the continued service of our key technical, sales and senior management personnel. The loss of the services of one or more of our key employees could materially adversely affect our business, operating results and financial condition. Our future success also depends on our continuing ability to attract, train and retain highly qualified technical, sales and managerial personnel. Competition for such personnel is intense, and we may not be able to retain our key personnel in the future. None of our employees is represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

Financial Information

See Note 1(q) of notes to our consolidated financial statements for information regarding segment reporting and financial information about geographic areas.

ITEM 1A.	RISK FACTORS

Risks Related to Our Indebtedness

Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations under the senior subordinated notes.

As of January 31, 2010, our total indebtedness was $526.0 million. We are highly leveraged and our debt service costs are significant. We have fully drawn all of the available commitments under our senior secured credit agreement, and currently have no other committed source of credit available to us.

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

Under our senior secured credit agreement, we are required to satisfy and maintain specified financial ratios and to satisfy other financial condition tests. Our ability to meet those financial ratios and tests is dependent upon our financial performance, which can be affected by events beyond our control. We have experienced declines in license revenue over the past three years, which have been offset in part by decreases in costs. If our license revenue continues to decline, and we are unable to grow our maintenance revenue or reduce our operating expenses, we may be unable to satisfy these ratios and tests. This would force us to seek a waiver or amendment with the lenders under our senior secured credit agreement, and no assurance can be given that we will be able to obtain any necessary waivers or amendments on satisfactory terms, if at all. The lenders would likely condition any waiver or amendment, if given, on additional consideration from us, such as a consent fee, a higher interest rate, principal repayment and/or more restrictive covenants and limitations on our business.

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

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our senior secured credit agreement and the indenture governing our senior subordinated notes restrict our ability to dispose of assets and use the proceeds from the disposition. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them, and these proceeds may not be adequate to meet any debt service obligations then due.

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

Risks Related to Our Business

The recent global financial crisis and the decline and uncertainty in global economic conditions has negatively affected, and could continue to negatively affect, our business, results of operations and financial condition.

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

•	we may experience increased pricing competition for our products and services; and

•	significant currency fluctuations could negatively affect our revenues, specifically those derived internationally.

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

Our future revenue is substantially dependent upon our installed customer base renewing maintenance agreements for our products and licensing or upgrading additional Serena products; our future professional service and maintenance revenue is dependent on future sales of our software products.

We depend on our installed customer base for future revenue from maintenance renewal fees and licenses or upgrades of additional products. If our customers do not purchase additional products, do not upgrade existing products or cancel or fail to renew their maintenance agreements, this could materially adversely affect our business, operating results and financial condition. The terms of our standard license arrangements provide for a one-time license fee and a prepayment of one year of software maintenance and support fees. The maintenance agreements are renewable annually at the option of the customer, and there are no minimum payment obligations or obligations to license additional software. In addition, recent economic uncertainty has increased the pressure our customers are placing on our maintenance renewal business. Therefore, our current customers may not necessarily generate significant maintenance revenue in future periods. In addition, our customers may not necessarily purchase additional products, upgrades or professional services. Our professional service and maintenance revenue are also dependent upon the continued use of these services by our installed customer base. Any downturn in our software license sales would have a negative impact on the growth of our professional service revenue and maintenance revenue in future periods.

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

We have experienced significant turnover in our executive officers and other key management personnel, and if our new executive officers and key management personnel are unable to successfully manage our business, our business and financial results may be adversely affected.

Our success will depend on the ability of recently-hired executive officers and other key management personnel to successfully manage our business. In fiscal year 2010, the employment of our former President and

Chief Executive Officer, our former Senior Vice President, Worldwide Marketing, our former Vice President, Americas Sales and our former Vice President, Professional Services terminated. In fiscal year 2009, the employment of our former Senior Vice President, Worldwide Field Operations terminated. We have recently employed a new President and Chief Executive Officer, a new Senior Vice President, Worldwide Marketing, a new Vice President, North Americas Sales, a new Vice President, Professional Services and other sales and technical management personnel. If we are unable to successfully integrate and transition one or more of our executive officers or other key management personnel into our business, if one or more of our new executive officers are unable to successfully perform in their positions, establish and implement our business strategy or manage our business, or if one or more other key management personnel are unable to successfully perform in their positions or manage their functional areas, our business and operating results may be materially and adversely affected.

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

In October of 2008, we reorganized our sales and marketing organizations to simplify the structure of our sales organization and eliminate or reduce certain marketing and lead generation programs. These reorganizations resulted in the departure of a number of sales and marketing employees who had knowledge and experience with our products, customers and markets, and there may be additional departures of employees within these organizations in the future. The loss of key sales or marketing employees could result in disruptions to our business and materially adversely affect our license revenue, operating results and financial condition. If we are required to hire new sales and marketing employees in the future, a substantial amount of time and training is generally required before these personnel become productive. The hiring, training and integration of additional and replacement personnel is time consuming, is expected to increase our operating expenses and may cause disruptions to our business, potentially materially adversely affecting our revenue, operating results and financial condition. If we fail to manage our sales and marketing organizations effectively, these organizations may fail to perform as we anticipate, which could materially adversely affect our license revenue and weaken our competitive position.

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

Our license revenue from our distributed systems products was 58% and 62% of total license revenue in fiscal years ended January 31, 2010 and 2009, respectively. License revenue from our distributed products may fluctuate materially and has recently declined. If we fail to successfully develop, market, sell and support our distributed systems products, our business, operating results and financial condition could be materially adversely affected. Additionally, our distributed system products may be adversely impacted by pricing pressures resulting from the current economic uncertainty and increased competition. Our competitors may have substantially greater experience providing distributed systems compatible software products than we do, and many also may have significantly greater financial and organizational resources.

Our industry changes rapidly due to evolving technology standards, and our future success will depend on our ability to continue to meet the sophisticated needs of our customers.

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

We are subject to intense competition in our target markets, and we expect to face increased competition in the future.

We may not be able to compete successfully against current or future competitors, and such inability would materially adversely affect our business, operating results and financial condition. The market for our products is highly competitive and diverse. Moreover, the technology for products in our target markets may change rapidly. New products are frequently introduced, and existing products are continually enhanced. Competition may also result in changes in pricing policies by us or our competitors, potentially materially adversely affecting our business, operating results and financial condition. Competitors vary in size and in the scope and breadth of the products and services that they offer. Many of our current and potential competitors have greater financial, technical, marketing and other resources than we do. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements. They may also be able to devote greater resources to the development, promotion and sale of their products than we can.

Competition in the Software Configuration Management (SCM) Distributed Systems Market.    We face significant competition as we develop, market and sell our distributed systems products, including PVCS Professional, Dimensions, Mariner PPM, SBM and PVCS Version Manager products. Competitors in the distributed systems market include IBM, Computer Associates, Microsoft, and other smaller companies. A growing portion of the market is also using free open source tools to address their basic needs for issue/defect tracking and source code control, resulting in an increased source of competition for our distributed system products, particularly PVCS Professional.

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

Risks of International Operations.    International sales were 32%, 34% and 34% of our total revenue in the fiscal years ended January 31, 2010, 2009 and 2008, respectively. Our international revenue is attributable principally to our European operations. Our international operations are subject to a variety of risks associated with conducting business internationally that could materially adversely affect our business, operating results and financial condition, including the following:

•	difficulties in staffing and managing international operations;

•	problems in collecting accounts receivable;

•	longer payment cycles;

•	fluctuations in currency exchange rates;

•	inability to control or predict the levels of revenue produced by our international distributors;

•	seasonal reductions in business activity during the summer months in Europe and certain other parts of the world;

•	limitations on repatriation of earnings;

•	difficulties in enforcing the terms of our agreements with customers, distributors and resellers;

•	reduced protection of intellectual property rights in some countries;

•	political and economic instability;

•	recessionary environments in foreign economies; and

•	increases in tariffs, duties, price controls or other restrictions on foreign currencies or trade barriers imposed by foreign countries.

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

Our goodwill became impaired in fiscal year 2009 and certain amortizable intangible assets became impaired in fiscal year 2010. If our goodwill or amortizable intangible assets again becomes impaired in the future, we may be required to record a significant charge to earnings.

Under generally accepted accounting principles, we review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable include a decline in expected future cash flows and slower growth rates in our industry. We impaired $6.8 million of capitalized research and development costs in fiscal year 2010 and recorded a goodwill impairment charge of $326.7 million in fiscal year 2009, and may be required to record significant charges in any future period for which impairment of our goodwill or amortizable intangible assets is determined.

Third parties in the future could assert that our products infringe their intellectual property rights, possibly adversely affecting our business.

Third parties may claim that our current or future products and services infringe their proprietary rights. Any claims of this type could affect our relationships with existing customers and may prevent future customers from licensing our products or using our services. Because we are dependent upon a limited number of products and services, any such claims, with or without merit, could be time consuming to defend, result in costly litigation, cause product shipment or service deployment delays or require us to enter into royalty or licensing agreements. Royalty or license agreements may not be available on acceptable terms or at all. We expect that software product developers will increasingly be subject to infringement claims as the number of products, services and competition in the software industry segments increase and the functionality of products and services in different industry segments overlap. As a result of these factors, infringement claims could materially adversely affect our business and operating results.

Errors in our products or the failure of our products to conform to specifications could result in our customers demanding refunds from us or asserting claims for damages against us.

Because our software products and services are complex, they often contain errors or “bugs” that can be detected at any point in a product’s life cycle. While we continually test our products for errors and work with customers through our customer support services to identify and correct bugs in our software, we expect that errors in our products and services will continue to be found in the future. Although many of these errors may prove to be immaterial, certain of these errors could be significant. Detection of any significant errors may result in, among other things, loss of, or delay in, market acceptance and sales of our products and services, diversion of development resources, injury to our reputation, or increased service and warranty costs. These problems could materially adversely affect our business, operating results and financial condition. In the past we have discovered errors in certain of our products and have experienced delays in the shipment of our products during the period required to correct these errors. These delays have principally related to new version and product update releases. To date, none of these delays have materially affected our business. However, product and services errors or delays in the future, including any product and services errors or delays associated with the introduction of our distributed systems products and solutions, could be material. In addition, in certain cases we have warranted that our products will operate in accordance with specified customer requirements. If our products or services fail to conform to such specifications, customers could demand a refund for the software license fees or service fees paid to us or assert claims for damages.

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

Although we use standardized license agreements designed to meet current revenue recognition criteria under generally accepted accounting principles, we must often negotiate and revise terms and conditions of these standardized agreements, particularly in multi-product or multi-year transactions. As our transactions increase in complexity with the sale of larger, multi-product, multi-year licenses, negotiation of mutually acceptable terms and conditions can extend the sales cycle and, in certain situations, may require us to defer recognition of revenue on such licenses. We believe that we are in compliance with FASB ASC Topic 985-605, “Revenue Recognition”; however, these future, more complex, multi-product, multi-year license transactions may require additional accounting analysis to account for them accurately, could lead to unanticipated changes in our current revenue accounting practices and may contain terms affecting the timing of revenue recognition.

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

Our executive officers and certain key personnel are critical to our business, and such officers and key personnel may not remain with us in the future.

Our success will depend to a significant extent on the continued service of our senior executives and certain other key employees, including certain sales, consulting, technical and marketing personnel. If we lost the services of one or more of our executives or key employees, including if one or more of our executives or key employees decided to join a competitor or otherwise compete directly or indirectly with us, this could materially adversely affect our business. Other than John Nugent, our Chief Executive Officer, and Robert Pender, our Chief Financial Officer, none of our executive officers is party to an employment agreement with us. In addition, we do not maintain key man life insurance on our employees and have no plans to do so.

The interests of our controlling stockholder may differ from the interests of the holders of our securities.

Silver Lake and its affiliates own, in the aggregate, approximately 68.1% of our outstanding common stock as of January 31, 2010 and beneficially own the only authorized share of our series A preferred stock. In addition, Silver Lake and its affiliates, by virtue of their ownership of our common stock and their voting rights under a stockholders agreement, control the vote, in connection with substantially all matters subject to stockholder approval, of approximately 99.4% of our outstanding common stock. As a result of this ownership and the terms of a stockholders agreement, Silver Lake is entitled to elect directors with majority voting power in our Board of Directors, to appoint new management and to approve actions requiring the approval of the holders of our outstanding voting shares as a single class, including adopting most amendments to our certificate of incorporation and approving mergers or sales of all or substantially all of our assets.

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

Our principal administrative, sales, marketing, consulting, education, customer support and research and development facilities are located at our headquarters in Redwood City, California and in Hillsboro, Oregon. We currently occupy an aggregate of approximately 35,000 square feet of office space in the Redwood City facility, 32,500 square feet of office space in the Hillsboro facility, 14,300 square feet of office space in the St. Albans facility in the United Kingdom, 8,000 square feet of office space in the Paris facility in France, 8,000 square feet of office space in the Colorado Springs facility, 7,000 square feet of office space in the Woodland Hills facility and 6,900 square feet of office space in the Kiev facility in Ukraine, under leases with terms running through July 2012, May 2011, July 2010, March 2011, April 2011, May 2012 and April 27, 2013, respectively, and 6,000 square feet of office space in the Ismaning facility in Germany under an ongoing month-to-month lease. Management believes its current facilities will be adequate to meet our needs for at least the next twelve months. We believe that suitable additional facilities will be available in the future as needed on commercially reasonable terms.

We also lease office space for sales and marketing in various locations throughout North America and in Brazil, Belgium, France, Germany, Italy, the Netherlands, Sweden, the United Kingdom, Australia, Korea, Japan and India.

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

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our outstanding common stock is privately held, and there is no established public trading market for our common stock. As of the date of this filing, there were 17 holders of record of our common stock.

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for a description of restrictions on our ability to pay dividends.

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Equity Compensation Plan Information.”

ITEM 6.	SELECTED FINANCIAL DATA

The selected historical data presented below are derived from the consolidated financial statements of Serena Software, Inc. The selected consolidated financial data set forth below is qualified in its entirety by, and should be read in conjunction with, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Consolidated Financial Statements of Serena and notes thereto included elsewhere in this report.

	Predecessor	Aggregate (1)	Successor
	Fiscal Year Ended January 31,
	2006	2007	2008	2009	2010
	(in thousands)
Consolidated Statement of Operations Data (1):
Revenue:
Software licenses	$90,554	$86,520	$78,405	$64,578	$49,397
Maintenance	136,009	134,605	155,465	161,626	152,464
Professional services	29,209	34,166	36,325	34,033	22,153

Total revenue	255,772	255,291	270,195	260,237	224,014

Cost of revenue:
Software licenses	3,211	2,735	1,861	1,935	3,253
Maintenance	13,225	13,662	15,551	15,626	12,585
Professional services	26,628	31,758	33,083	31,824	21,164
Amortization of acquired technology and impairment of intangibles	16,921	37,853	35,217	35,370	41,415

Total cost of revenue	59,985	86,008	85,712	84,755	78,417

Gross profit	195,787	169,283	184,483	175,482	145,597

Operating expenses:
Sales and marketing	74,196	72,396	78,318	76,651	57,488
Research and development	34,678	35,803	40,384	33,900	32,737
General and administrative	18,868	18,684	20,129	15,847	16,600
Amortization of intangible assets	10,516	33,639	36,813	36,812	36,813
Acquired in-process research and development	—	4,100	—	—	—
Restructuring, acquisition and other charges	6,462	33,729	2,789	6,077	7,796
Goodwill impairment	—	—	—	326,677	—

Total operating expenses	144,720	198,351	178,433	495,964	151,434

Operating income (loss)	51,067	(29,068)	6,050	(320,482)	(5,837)

Other income (expense):
Interest income	6,203	3,996	1,928	1,498	437
Gain on early extinguishment of debt	—	—	—	8,707	4,602
Interest expense	(3,300)	(45,417)	(47,535)	(41,222)	(33.048)
Change in fair value of derivative instrument	—	(1,154)	(7,378)	2,639	4,277
Amortization and write-off of debt issuance costs	(1,340)	(3,563)	(1,111)	(2,070)	(2,158)

Total other income (expense)	1,563	(46,138)	(54,096)	(30,448)	(25,890)

Income (loss) before income taxes	52,630	(75,206)	(48,046)	(350,930)	(31,727)
Income tax expense (benefit)	17,363	(27,994)	(20,936)	(11,424)	(18,705)

Net income (loss)	$35,267	$(47,212)	$(27,110)	$(339,506)	$(13,022)

Consolidated Balance Sheet Data As of January 31 (1):
Cash, cash equivalents and short-term investments	$209,238	$68,467	$48,304	$115,044	$124,996
Working capital (deficit)	154,360	(20,902)	(17,038)	34,279	47,013
Total assets	668,634	1,347,447	1,243,545	901,532	823,222
Convertible subordinated debentures	220,000	5	5	—	—
Term loan	—	375,000	320,000	320,000	318,000
Revolving term credit facility	—	—	—	65,000	65,000
Senior subordinated notes	—	200,000	200,000	167,383	142,952
Total other long-term liabilities	40,537	169,915	141,102	105,475	74,635
Total stockholders’ equity	301,199	486,620	463,510	123,660	111,077

(1)	For purposes of the fiscal year ended January 31, 2007 noted above, we have aggregated the Predecessor period from February 1, 2006 through March 9, 2006 and the Successor period from March 10, 2006 through January 31, 2007, without further adjustment. Upon the closing of the merger on March 10, 2006, the surviving corporation borrowed $400.0 million under a new senior secured credit facility, and issued $200.0 million in principal amount of 10 3/8% senior subordinated notes due 2016. The merger has been accounted for as an acquisition, using the purchase method of accounting, from the date of completion, March 10, 2006. This change has created many differences between reporting for Serena post-merger, as successor, and Serena pre-merger, as predecessor. The predecessor financial statements for periods ended on or before March 10, 2006, generally will not be comparable to the successor financial statements for periods after that date. Under purchase accounting, Serena’s tangible assets and liabilities and intangible assets were recorded at fair value resulting in a new carrying basis for those assets and liabilities. The merger has resulted in Serena having an entirely new capital structure, and there are significant differences between the predecessor’s and the successor’s equity.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements of Serena and the notes thereto included elsewhere in this report. Our discussion contains forward-looking statements under the Private Securities Reform Act of 1995 which include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements contained in this report that are not historical facts. When used in this report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including those factors set forth under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business,” and elsewhere in, or incorporated by reference into, this report. We assume no obligation to update the forward-looking information contained in this report.

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

On September 12, 2008, we acquired Projity Incorporated, a provider of open source and on-demand project management solutions. The total purchase price was $2.3 million and consisted of cash consideration of $2.2 million and acquisition costs of $0.1 million. The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations of Projity are included in our consolidated financial statements from September 12, 2008.

In connection with our merger with Spyglass Merger Corp., an affiliate of Silver Lake, in March 2006, we entered into a senior secured credit agreement, issued senior subordinated notes, and entered into other related transactions, which we refer to collectively as the acquisition transactions. After consummation of the acquisition transactions, we are highly leveraged. As of January 31, 2010 we had outstanding $526.0 million in aggregate indebtedness, including $65.0 million of borrowing under our revolving term credit facility. Our liquidity requirements are significant, primarily due to debt service requirements.

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

Our total revenue was $270.2 million, $260.2 million and $224.0 million in the fiscal years ended January 31, 2008, 2009 and 2010, respectively, representing a decrease of 4% from fiscal year 2008 to 2009 and a decrease of 14% from fiscal year 2009 to 2010. The decrease in total revenues in the fiscal year ended January 31, 2009 and January 31, 2010, when compared to the same period in the prior year, was primarily the result of slower software purchasing activity that accelerated in the second half of fiscal year 2009 and continued through fiscal year 2010 resulting from the world-wide general economic crisis, and to a lesser extent, declines in our consulting business, fueled in part by the slower software purchasing activity, all partially offset by increases in maintenance revenue from contract renewals and growth in our installed software licenses base. The decrease in total revenues in the fiscal year ended January 31, 2010, when compared to the same period a year ago, was primarily the result of the continued slower software purchasing activity resulting from the world-wide general economic crisis and declines in our consulting business, fueled in part by the slower software purchasing activity.

In the fiscal years ended January 31, 2008, 2009 and 2010, 66%, 62% and 58%, respectively, of our total software license revenue came from our distributed systems products and 34%, 38% and 42%, respectively, came from our mainframe products.

Historically, our revenue has been generally attributable to sales in North America, Europe and to a lesser extent Asia Pacific. Revenue attributable to sales in North America accounted for approximately 66%, 66% and 68% of our total revenue in the fiscal years ended January 31, 2008, 2009 and 2010, respectively. Our international revenue is attributable principally to our European operations and to a lesser extent Asia Pacific. International revenue accounted for approximately 34%, 34% and 32% of our total revenue in the fiscal years ended January 31, 2008, 2009 and 2010, respectively.

Critical Accounting Policies and Estimates

This discussion is based upon our consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. In many instances, we could have reasonably used different accounting estimates, and in other instances changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from the estimates made by us. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation of our financial condition or results of operations could be affected.

On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, trade accounts receivable and allowance for doubtful accounts, impairment or disposal of long-lived assets, accounting for income taxes, impairment of goodwill, valuation of our common stock, and assumptions around valuation of our options and restricted stock, among other things. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We refer to accounting estimates of this type as critical accounting policies and these are discussed further below.

In addition to these estimates and assumptions utilized in the preparation of historical financial statements, the inability to properly estimate the timing and amount of future revenue could significantly affect our future operations. We must make assumptions and estimates as to the timing and amount of future revenue. Specifically, our sales personnel monitor the status of all proposals, including the estimated closing date and potential dollar amount of such transactions. We aggregate these estimates to generate a sales pipeline and then evaluate the pipeline to identify trends in our business. This pipeline analysis and related estimates of revenue may differ significantly from actual revenue in a particular reporting period as the estimates and assumptions were made using the best available data at the time, which is subject to change. Specifically, slowdowns in the global economy and information technology spending has caused and may continue to cause customer purchasing decisions to be delayed, reduced in amount or cancelled, all of which have reduced and could continue to reduce the rate of conversion of the pipeline into contracts. A variation in the pipeline or the conversion rate of the pipeline into contracts could cause us to plan or budget inaccurately and thereby could adversely affect our business, financial condition or results of operations. In addition, because a substantial portion of our software license contracts close in the latter part of a quarter, we may not be able to adjust our cost structure to respond to a variation in the conversion of the pipeline in a timely manner, and thereby the delays may adversely and materially affect our business, financial condition or results of operations.

We believe the following are critical accounting policies and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition.    We recognize revenue in accordance with FASB ASC Topic 985-605 “Revenue Recognition” and recognize revenue when all of the following criteria are met as set forth in the guidance: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the fee is fixed or determinable and (4) collectibility is probable.

For contracts with multiple elements (e.g., license and maintenance), revenue is allocated to each component of the contract based on vendor specific objective evidence, or VSOE, of its fair value represented by the price charged when the elements are sold separately. Since VSOE of fair value has not been established for software licenses, the residual method is used to allocate revenue to the license portion of multiple-element arrangements.

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

We sell products to our end users and distributors under license agreements or purchase orders. Software license revenue from license agreements or purchase orders is recognized upon receipt and acceptance of a signed contract or purchase order and delivery of the software, provided the related fee is fixed or determinable and collection of the fee is probable. If an acceptance period is required, revenue is recognized upon the earlier of customer acceptance or the expiration of the acceptance period, as defined in the applicable software license agreement. Each new license includes maintenance, including the right to receive telephone support, “bug fixes” and unspecified upgrades and enhancements, for a specified duration of time, usually one year. The fee associated with such agreements is allocated between software license revenue and maintenance revenue based on the residual method.

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

Stock-based Compensation.    Effective February 1, 2006, we adopted the provisions of, and accounted for stock-based compensation in accordance with FASB ASC Topic 718 “Compensation – Stock Compensation.” We elected the modified prospective application method of adoption, under which prior periods are not revised for comparative purposes. The valuation provisions of FASB ASC Topic 718 apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Under the fair value recognition provisions of FASB ASC Topic 718, stock-based compensation cost is measured at the grant date based on the fair value of the award. For stock-based awards granted on or after February 1, 2006, we have elected the graded-vesting attribution method for recognizing stock-based compensation expense over the requisite service period for each separately vesting tranche of awards as though the awards were, in substance, multiple awards. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation costs estimated for the FASB ASC Topic 718 pro forma disclosures.

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

Our common stock is privately held and therefore there is no public market for our common stock. To assist management in determining the estimated fair value of our common stock, we engaged an external valuation specialist to perform valuations as of July 31 and January 31 of each fiscal year. We also engaged an external valuation specialist to perform a valuation to assist management in determining the estimated fair value of our common stock in connection with our tender offer completed in the third quarter of fiscal 2010. In estimating the fair value of our common stock as of January 31, 2010, the external valuation firm employed a two-step approach that first estimated the fair value of our company as a whole, and then allocated the enterprise value to our common stock. These estimates were also used to assist management in measuring our expected stock price volatility over time.

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

Stock-based compensation expense related to employee stock options, restricted stock awards and restricted stock units recognized under FASB ASC Topic 718 was $5.9 million for the fiscal year ended January 31, 2008. In the fiscal year ended January 31, 2009, we recorded a stock-based compensation benefit totaling $1.6 million. The benefit was the result of our reversal in the fourth quarter of fiscal year 2009 of all previously recorded stock-based compensation expense totaling $5.1 million associated with certain performance-based options with performance conditions deemed to be improbable of achievement. In the fiscal year ended January 31, 2010, stock-based compensation expense totaled $2.9 million.

See Notes 1(o) and 6 of notes to our consolidated financial statements for further information regarding the FASB ASC Topic 718 disclosures.

Capitalized Software Costs.    For website development costs and the development costs related to our on-demand application services, we follow the guidance of FASB ASC Topic 350-50 “Website Development Costs” and FASB ASC Topic 985-605 “Revenue Recognition.” FASB ASC Topic 350-50 sets forth the accounting for website development costs based on the website development activity. FASB ASC Topic 985-605 sets forth the accounting for software in a hosting arrangement. As such, we follow the guidance set forth in FASB ASC Topic 350-40 “Internal Use Software” for costs incurred for computer software developed or obtained for internal use. FASB ASC Topic 350-40 requires companies to capitalize qualifying computer software costs, which are incurred during the application development stage. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. We began capitalizing software development costs with the commencement of our fiscal year ended January 31, 2009 and capitalized $5.8 million and $3.6 million of costs in the fiscal years ended January 31, 2009 and 2010, respectively. These capitalized costs are being amortized on a straight line basis over the expected useful life of the software from the date the application becomes available for its intended use, which is three years.

We test our long-lived assets for recoverability whenever events or changes in circumstances indicate that these carrying amounts may not be recoverable. A long-lived asset is not recoverable, and therefore subject to an impairment charge, if its carrying amount exceeds the undiscounted cash flows associated with it. In the fourth quarter of the fiscal year ended January 31, 2010, we discontinued marketing one of our on-demand application services and identified a triggering event for the other on-demand application services due to sales falling below expectations. As a result, we tested our capitalized software costs related to our on-demand application services for impairment and concluded that the carrying amount for these long-lived assets were not recoverable and were fully impaired. Accordingly, we recorded an impairment charge in the fourth quarter of fiscal year 2010 totaling $6.8 million.

Valuation of Long-Lived Assets, Including Goodwill.    In accordance with FASB ASC Topic 360 “Property, Plant and Equipment,” and FASB ASC Topic 350-30 “General Intangibles Other than Goodwill,” assets such as property, plant and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events or changes in circumstances include, but are not limited to, a significant decrease in the fair value of the underlying business or asset, a significant decrease in the benefits realized from the acquired business or asset, difficulties or delays in integrating the business, or a significant change in the operations of the acquired business or use of an asset. Recoverability of long-lived assets other than goodwill is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Significant management judgment is required in identifying a triggering event that arises from a change in circumstances; forecasting future operating results; and estimating the proceeds from the disposition of long-lived or intangible assets. Material impairment charges could be necessary should different conditions prevail or different judgments be made. Assets to be disposed of would be separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and would be no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet.

In accordance with FASB ASC Topic 350-20 “Goodwill,” goodwill is tested annually for impairment in the fourth quarter of each fiscal year, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. Factors we consider important that could trigger an impairment review include, but are not limited to, significant under-performance relative to expected, historical or projected future operating results, significant changes in the manner of our use of acquired assets or the strategy for our overall business, or significant negative economic trends. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. This determination is made at the reporting unit level and consists of two steps. First, we determine the fair value of a reporting unit and compare it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill.

We completed this test during the fourth quarters of fiscal year 2008 and fiscal year 2010 and did not record an impairment loss on goodwill in either of those fiscal years.

In the fourth quarter of fiscal year 2009, we performed our annual goodwill impairment testing on our single reporting unit. We used the two part test required by FASB ASC Topic 350-20. First, to identify potential impairment, we compared the fair value of the reporting unit to its carrying value, including goodwill. To assist management in determining the estimated fair value of our reporting unit, we engaged an external valuation specialist to perform a valuation as of January 31, 2009. In estimating the fair value of our reporting unit as of January 31, 2009, the external valuation firm employed a two-step approach that used a combination of both income and market based approaches in order to determine fair value. The income approach utilized projected future cash flows of the Company while the market approach was based on company comparables and similar transactions. This analysis resulted in a conclusion that goodwill was impaired, which required us to proceed with the second step of testing.

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

Prior to the annual goodwill impairment testing as of January 31, 2009, we also considered whether to test goodwill in the third quarter of fiscal year 2009 as a result of the general weakening of the worldwide economy, a continued slowdown in IT spending and a decline in our license revenue which accelerated in the third quarter of fiscal year 2009. In the quarter ended October 31, 2008, we performed Step 1 of the goodwill impairment test required by FASB ASC Topic 350-20 by comparing the fair value of the reporting unit, which is the Company, to our carrying value. Because the fair value exceeded the carrying value of the reporting unit, we were not required to proceed to Step 2 for the goodwill impairment calculation. We used a combination of the market approach based on comparable company revenue and EBITDA multiples and a discounted cash flow approach to calculate the fair value of the reporting unit.

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

Derivative Instruments.    We account for derivative instruments in accordance with the provisions of FASB ASC Topic 815 “Derivatives and Hedging” and FASB ASC Topic 820 “Fair Value Measurements and Disclosures.” See Notes 1(p), 1(s) and 10 of notes to our consolidated financial statements for additional information regarding our adoption of FASB ASC Topic 820 and our fair value measurements of our derivative instrument. In accordance with these standards, all derivative instruments are recorded on the balance sheet at their respective fair values, and upon our adoption of FASB ASC Topic 820 in fiscal year 2009, our estimate of fair value incorporates counterparty credit risk, including that of the Company’s.

In the second fiscal quarter ended July 31, 2006, we entered into an interest rate swap transaction to effectively convert the variable interest rate on a portion of our $400.0 million senior secured term loan to a fixed rate. The swap, which expired on April 10, 2010, was recorded on the balance sheet at fair value in accordance with FASB ASC Topic 815. The swap was not designated as an accounting hedge and accordingly, changes in the fair value of the derivative were recognized in the consolidated statement of operations. The notional amount of the swap was $250.0 million initially and amortized down over time to $126.0 million at the time the swap transaction expired on April 10, 2010. Under the terms of the swap, we made interest payments based on a fixed rate equal to 5.38% and received interest payments based on the LIBOR setting rate, set in arrears.

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

In June 2006, the Financial Accounting Standards Board issued a standard related to the accounting for uncertainty in income taxes, which we adopted. This standard clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Recent Accounting Pronouncements

Refer to Note 1(s) of notes to our consolidated financial statements for a full description of recent accounting pronouncements including the expected dates of adoption and potential effects on our financial position, results of operations and cash flows.

Historical Results of Operations

The following table sets forth our historical results of operations expressed as a percentage of total revenue and is not necessarily indicative of the results for any future period. Historical results include the post-acquisition results of Projity Incorporated, or Projity, from September 12, 2008.

The following table sets forth our results of operations expressed as a percentage of total revenue. These operating results for the periods presented are not necessarily indicative of the results to be expected for any future period.

	Fiscal Years Ended January 31,
	2008	2009	2010
Revenue:
Software licenses	29%	25%	22%
Maintenance	58%	62%	68%
Professional services	13%	13%	10%

Total revenue	100%	100%	100%

Cost of revenue:
Software licenses	1%	1%	1%
Maintenance	6%	6%	6%
Professional services	12%	12%	10%
Amortization of acquired technology and impairment of intangibles	13%	14%	18%

Total cost of revenue	32%	33%	35%

Gross profit	68%	67%	65%

Operating expenses:
Sales and marketing	29%	29%	26%
Research and development	15%	13%	15%
General and administrative	7%	6%	7%
Amortization of intangible assets	14%	14%	16%
Restructuring, acquisition and other charges	1%	2%	3%
Goodwill impairment	—	126%	—

Total operating expenses	66%	190%	67%

Operating income (loss)	2%	(123)%	(2)%

Other income (expense):
Interest income	1%	1%	—
Gain on early extinguishment of debt	—	3%	2%
Interest expense	(18)%	(15)%	(15)%
Change in fair value of derivative instrument	(3)%	1%	2%
Amortization and write-off of debt issuance costs	—	(1)%	(1)%

Total other income (expense)	(20)%	(11)%	(12)%

Loss before income taxes	(18)%	(134)%	(14)%
Income tax benefit	(8)%	(4)%	(8)%

Net loss	(10)%	(130)%	(6)%

Comparison of Fiscal Years Ended January 31, 2008, 2009 and 2010

Revenue

Our total revenue was $270.2 million, $260.2 million and $224.0 million in fiscal year 2008, 2009 and 2010, respectively, representing decreases of 4% from fiscal year 2008 to 2009 and 14% from fiscal year 2009 to 2010.

The following table summarizes software licenses, maintenance and professional services revenues for the periods indicated:

				Fiscal Year 2009 vs. 2008 Increase (Decrease)		Fiscal Year 2010 vs. 2009 Increase (Decrease)
	Fiscal Years Ended January 31,
	2008	2009	2010	In Dollars	In %	In Dollars	In %
	(dollars in thousands)
Revenue:
Software licenses	$78,405	$64,578	$49,397	$(13,827)	(18)%	$(15,181)	(24)%
Maintenance	155,465	161,626	152,464	6,161	4%	(9,162)	(6)%
Professional services	36,325	34,033	22,153	(2,292)	(6)%	(11,880)	(35)%

Total revenue	$270,195	$260,237	$224,014	$(9,958)	(4)%	$(36,223)	(14)%

Software Licenses.    Software licenses revenue was $78.4 million, $64.6 million and $49.4 million in fiscal year 2008, 2009 and 2010, respectively, representing 29%, 25% and 22% of total revenue, respectively. Software licenses revenue decreased $13.8 million, or 18%, from fiscal year 2008 to 2009 and $15.2 million, or 24%, from fiscal year 2009 to 2010. The decrease in fiscal year 2009, when compared to fiscal year 2008, in both absolute dollars and as a percentage of total revenue was primarily due to the general weakening of the worldwide economy that accelerated in the second half of fiscal year 2009 resulting in a decline in software license revenue across the product line. The decrease in fiscal year 2010, when compared to fiscal year 2009, in both absolute dollars and as a percentage of total revenue was primarily due to the continue general weakening of the worldwide economy causing a significant slowdown in IT spending. In particular, our core SCM products continue to make up a significant portion of our total software license revenue. Combined, our core SCM products accounted for $71.3 million, $56.8 million and $44.7 million in fiscal year 2008, 2009 and 2010, representing 91%, 88% and 91% of total software license revenue, respectively. Distributed systems products accounted for $28.5 million, or 58%, of total software licenses revenue in fiscal year 2010 as compared to $40.1 million, or 62%, and $51.7 million, or 66%, in fiscal year 2009 and 2008, respectively. We expect that our Dimensions, Professional and SBM family of products will continue to account for a substantial portion of software license revenue in the future. We expect software license revenue for the fiscal quarter ending April 30, 2010 to decline sequentially when compared to the fiscal quarter ending January 31, 2010 due to seasonally stronger sales in our fiscal quarter ending January 31 and the expected continuation of adverse worldwide economic conditions and reduced IT spending.

Maintenance.    Maintenance revenue was $155.5 million, $161.6 million and $152.5 million in fiscal year 2008, 2009 and 2010, respectively, representing 58%, 62% and 68% of total revenue, respectively. Maintenance revenue increased $6.1 million, or 4%, from fiscal year 2008 to 2009 and decreased $9.1 million, or 6%, from fiscal year 2009 to 2010. In general, dollar increases in maintenance revenue reflect consistent renewal rates and growth in our installed software license base, as new licenses generally include one year of maintenance, renewals of maintenance agreements by existing customers and, to a lesser extent, maintenance price increases, all partially offset by certain cancellations primarily in mainframe tool maintenance contracts. The increase in fiscal year 2009, when compared to fiscal year 2008, was primarily due to the growth in our installed software license base, as new licenses generally include one year of maintenance, maintenance price increases, and the reduced effect each fiscal year of the deferred maintenance revenue write-down to fair value recorded in connection with purchase accounting for the merger (totaling $0.8 million in fiscal year 2009 as compared to a write-down of $2.2 million in fiscal year 2008), all partially offset by some maintenance cancellations. The decrease in fiscal year 2010, when compared to fiscal year 2009, was primarily due to pricing pressures on maintenance renewals as a result of the weak global economy, foreign currency exchange rate fluctuations negatively impacting translated foreign revenues, and certain maintenance contract cancellations. We expect maintenance revenue to remain generally flat in the near term as maintenance contracts continue to renew at consistent rates and we continue to sell software licenses, offset by pricing pressure caused by the expected continuation of adverse worldwide economic conditions and reduced IT spending.

Professional Services.    Professional services revenue was $36.3 million, $34.0 million and $22.2 million in fiscal year 2008, 2009 and 2010, respectively, representing 13%, 13% and 10% of total revenue, respectively. Professional services revenue decreased $2.3 million, or 6%, from fiscal year 2008 to 2009 and $11.8 million, or 35%, from fiscal year 2009 to fiscal year 2010. The decreases in fiscal year 2009, when compared to fiscal year 2008, and in fiscal year 2010, when compared to fiscal year 2009, were primarily due to declines in the number of consulting engagements primarily as a result of lower software license revenue and the general weakening of the worldwide economy that accelerated in the second half of fiscal year 2009 and continued in fiscal 2010. In general, professional services revenue is attributable to consulting opportunities in our installed customer base and expanding our consulting service capabilities. We expect professional services revenue to remain generally flat in the near term as a result of the reduction of headcount within our professional services organization and the expected continuation of adverse worldwide economic conditions and reduced IT spending.

Cost of Revenue

Cost of revenue, consisting of cost of software licenses, cost of maintenance, cost of professional services and amortization of acquired technology and impairment of intangibles was $85.7 million, $84.7 million and $78.4 million in fiscal year 2008, 2009 and 2010, representing 32%, 33% and 35% of total revenue, respectively. Cost of revenue decreased $1.0 million, or 1%, from fiscal year 2008 to fiscal year 2009 and $6.3 million, or 7%, from fiscal year 2009 to fiscal year 2010. Cost of revenue decreased slightly from fiscal year 2008 to fiscal year 2009 primarily due to a decrease in cost of professional services resulting from a decline in the number of professional services engagements and, to a lesser extent, a decrease in stock-based compensation costs, all partially offset by an increase in amortization of acquired technologies and increases in costs associated with integrating third party technologies into our distributed systems products and supporting our customer support organization. Cost of revenue decreased from fiscal year 2009 to fiscal year 2010 primarily due to a decrease in cost of professional services resulting from a decline in professional services revenue and restructuring and other cost cutting initiatives put in place in fiscal year 2010, all partially offset by an impairment charge taken in fiscal year 2010 on certain capitalized software costs related to our on-demand application services totaling $6.8 million and an increase in stock-based compensation costs.

The following table summarizes cost of revenue for the periods indicated:

				Fiscal Year 2009 vs. 2008 Increase (Decrease)		Fiscal Year 2010 vs. 2009 Increase (Decrease)
	Fiscal Years Ended January 31,
	2008	2009	2010	In Dollars	In %	In Dollars	In %
	(dollars in thousands)
Cost of revenue:
Software licenses	$1,861	$1,935	$3,253	$74	4%	$1,318	68%
Maintenance	15,551	15,626	12,585	75	—%	(3,041)	(19)%
Professional services	33,083	31,824	21,164	(1,259)	(4)%	(10,660)	(33)%
Amortization of acquired technology and impairment of intangibles	35,217	35,370	41,415	153	—%	6,045	17%

Total cost of revenue	$85,712	$84,755	$78,417	$(957)	(1)%	$(6,338)	(7)%

Percentage of total revenue	32%	33%	35%

Software Licenses.     Cost of software licenses consists principally of fees associated with integrating third party technology into our PVCS and Dimensions distributed systems products, amortization of certain capitalized software costs, and, to a lesser extent, salaries, bonuses and other costs associated with our product release organization. Cost of software licenses was $1.9 million, $1.9 million and $3.3 million in fiscal year 2008, 2009 and 2010, representing 2%, 3% and 7% of total software licenses revenue, respectively. Cost of software licenses increased $0.1 million, or 4%, from fiscal year 2008 to 2009 and $1.3 million, or 68%, from fiscal year 2009 to fiscal year 2010. The slight increase in fiscal year 2009, when compared to fiscal year 2008, was primarily due to certain OEM agreement adjustments reflected in the prior fiscal year, partially offset by a current year decrease in absolute dollars due to decreased sales of our distributed systems products with associated fees for integrated third party technology. The increase in both absolute dollars and as a percentage of total software licenses revenue in fiscal year 2010, when compared to fiscal year 2009, was primarily due to amortization of certain capitalized software costs associated with our on-demand application services. Given our capitalized software costs associated with our on-demand application services were fully impaired in the fourth quarter of fiscal 2010, we expect cost of software licenses in the future will return to the levels recorded in fiscal 2008 and fiscal 2009.

Maintenance.     Cost of maintenance consists primarily of salaries, bonuses and other costs associated with our customer support organizations. Cost of maintenance was $15.6 million, $15.6 million and $12.6 million in fiscal year 2008, 2009 and 2010, respectively, representing 10%, 10% and 8% of total maintenance revenue, respectively. Cost of maintenance increased $0.1 million, or 0%, from fiscal year 2008 to 2009 and decreased $3.0 million, or 19%, from fiscal year 2009 to 2010. The absolute dollar increase in fiscal year 2009, when compared to fiscal year 2008, was primarily attributable to increases associated with our customer support organization, as a result of growth in both our maintenance revenue and installed customer base, all partially offset by a decrease in stock-based compensation costs. The decrease in both absolute dollars and as a percentage of total maintenance revenue in fiscal year 2010, when compared to fiscal year 2009, was primarily attributable to decreases in expenses associated with our customer support organization resulting from restructuring and other cost cutting initiatives, partially offset by increases in stock-based compensation expenses.

Professional Services.    Cost of professional services consists of salaries, bonuses and other costs associated with supporting our professional services organization. Cost of professional services was $33.1 million, $31.8 million and $21.2 million in fiscal year 2008, 2009 and 2010, respectively, representing 91%, 93% and 95% of total professional services revenue, respectively. Cost of professional services decreased $1.3 million, or 4%, from fiscal year 2008 to 2009 and $10.6 million, or 33%, from fiscal year 2009 to 2010. The absolute dollar decrease in fiscal year 2009, when compared to fiscal year 2008, was due principally to a decline in the number of professional services engagements, and to a lesser extent, a decrease in stock-based compensation. The absolute dollar decrease in fiscal year 2010, when compared to fiscal year 2009, was predominantly due to decreases in expenses as a result of lower professional services revenue and, to a lesser extent, restructuring and other cost cutting initiatives, partially offset by increases in stock-based compensation expenses.

Amortization of Acquired Technology and Impairment of Intangibles.    In connection with our merger in March 2006, and to a lesser extent, small technology acquisitions in March 2006, October 2006 and September 2008, we recorded $178.7 million in acquired technology, offset by amortization totaling $141.3 million as of January 31, 2010. Amortization of acquired technology was $35.2 million and $35.4 million in fiscal year 2008 and 2009, respectively. Amortization of acquired technology was $41.4 million in fiscal year 2010 and included an impairment charge totaling $6.8 million on certain capitalized software intangibles related to our on-demand application services. Assuming there are no impairments and no acquisitions, we expect to record $8.7 million in amortization expense in the first quarter of fiscal 2011, $8.3 million in amortization expense in each of the three fiscal quarters following thereafter and $3.6 million in amortization expense in the first quarter of fiscal 2012.

Operating Expenses

The following table summarizes operating expenses for the periods indicated:

	Fiscal Years Ended January 31,			Fiscal Year 2009 vs. 2008 Increase (Decrease)		Fiscal Year 2010 vs. 2009 Increase (Decrease)
	2008	2009	2010	In Dollars	In %	In Dollars	In %
	(dollars in thousands)
Operating expenses:
Sales & marketing	$78,318	$76,651	$57,488	$(1,667)	(2)%	$(19,163)	(25)%
Research & development	40,384	33,900	32,737	(6,484)	(16)%	(1,163)	(3)%
General & administrative	20,129	15,847	16,600	(4,282)	(21)%	753	5%
Amortization of intangible assets	36,813	36,812	36,813	(1)	—	1	—
Restructuring, acquisition and other charges	2,789	6,077	7,796	3,288	118%	1,719	28%
Goodwill impairment	—	326,677	—	326,677	—	(326,677)	(100)%

Total operating expenses	$178,433	$495,964	$151,434	$317,531	178%	$(344,530)	(69)%

Percentage of total revenue	66%	190%	67%

Sales and Marketing.    Sales and marketing expenses consist primarily of salaries, commissions and bonuses, payroll taxes and employee benefits as well as travel, entertainment and marketing expenses. Sales and marketing expenses were $78.3 million, $76.7 million and $57.5 million in fiscal year 2008, 2009 and 2010, respectively, representing 29%, 29% and 26% of total revenue, respectively. Sales and marketing expenses decreased $1.6 million, or 2%, from fiscal year 2008 to 2009 and $19.2 million, or 25%, from fiscal year 2009 to 2010. In absolute dollars, the decrease in fiscal year 2009, when compared to fiscal year 2008, was the result of lower direct costs, such as travel expenses and sales commissions, associated with lower software licenses revenue, and decreases in stock-based compensation expense. In absolute dollars, the decrease in fiscal year 2010, when compared to fiscal year 2009, was the result of lower direct costs, such as travel expenses and sales commissions, associated with lower software licenses revenue, and restructuring and other cost cutting initiatives put in place in fiscal year 2010, all partially offset by increases in stock-based compensation expense. In absolute dollar terms, we expect sales and marketing expenses to slightly increase in the near term.

Research and Development.    Research and development expenses consist primarily of salaries, bonuses, payroll taxes and employee benefits and costs attributable to research and development activities. Research and development expenses were $40.4 million, $33.9 million and $32.7 million in fiscal year 2008, 2009 and 2010, respectively, representing 15%, 13% and 15% of total revenue, respectively. Research and development expenses decreased $6.5 million, or 16%, from fiscal year 2008 to 2009 and $1.2 million, or 3%, from fiscal year 2009 to 2010. In both absolute dollars and as a percentage of total revenue, the decrease in fiscal year 2009, when compared to fiscal year 2008, was primarily attributable to redeploying development resources to our on-demand application service projects, where $5.8 million of costs in the fiscal year ended January 31, 2009 were capitalized in accordance with generally accepted accounting principles and, to a lesser extent, decreases in stock-based compensation expense. In absolute dollars, the decrease in fiscal year 2010, when compared to fiscal year 2009, was primarily attributable to decreases in stock-based compensation expense and restructuring and other cost cutting initiatives put in place in fiscal year 2010. In absolute dollar terms, we expect research and development expenses to remain generally flat or slightly increase in the near term.

General and Administrative.    General and administrative expenses consist primarily of salaries, bonuses, payroll taxes and benefits and certain non-allocable administrative costs, including legal and accounting fees and bad debts. General and administrative expenses were $20.1 million, $15.8 million and $16.6 million in fiscal year 2008, 2009 and 2010, respectively, representing 7%, 6% and 7% of total revenue, respectively. General and administrative expenses decreased $4.3 million, or 21%, from fiscal year 2008 to 2009 and increased $0.8 million, or 5%, from fiscal year 2009 to 2010. In absolute dollars, the decrease in general and administrative expenses in fiscal year 2009, when compared to fiscal year 2008, was primarily attributable to decreases in stock-based compensation expense, partially offset by general growth in our general and administrative infrastructure to support the expansion of our sales and marketing organizations and research and development efforts. In absolute dollars, the increase in general and administrative expenses in fiscal year 2010, when compared to fiscal year 2009, was primarily attributable to an increase in stock-based compensation expense and fluctuations in foreign currency exchange rates, all partially offset by restructuring and other cost cutting initiatives put in place in fiscal year 2010. We expect general and administrative expenses to remain generally flat or slightly increase in absolute dollar terms in the near term.

Amortization of Intangible Assets.    In connection with our merger in March 2006, and to a lesser extent a small technology acquisition in October 2006, we have recorded $471.9 million in identifiable intangible assets, reduced by amortization totaling $284.3 million as of January 31, 2010. For each of the fiscal years ended January 31, 2008, 2009 and 2010, amortization expense was predominantly due to the identifiable intangible assets recorded in connection with the merger. Assuming there are no impairments and no acquisitions, we expect to record $9.2 million in amortization expense in each of the next nine fiscal quarters, $9.1 million in amortization expense in each of the seven fiscal quarters following thereafter and $3.9 million in amortization expense in the first quarter of fiscal 2015.

Restructuring, Acquisition and Other Charges.    In connection with our restructuring plans put in place in October 2008, April 2009, September 2009, December 2009 and January 2010, and to a lesser extent, severance and other employee related costs, sponsor fees and other charges which are not part of ongoing operations, we recorded $2.8 million, $6.1 million and $7.8 million in restructuring, acquisition and other charges in the fiscal years ended January 31, 2008, 2009 and 2010, respectively. See Note 4(c) of notes to our consolidated financial statements for additional information related to the restructuring, acquisition and other charges.

Goodwill Impairment.    In the fourth quarter of fiscal year 2009, we performed our annual goodwill impairment testing on our single reporting unit as described in further detail in Note 3(a) of notes to our consolidated financial statements. As a result of the testing, we recorded a non-cash goodwill impairment charge of $326.7 million in fiscal year 2009. We had also completed this test during the fourth quarters of fiscal year 2008 and fiscal year 2010, and did not record an impairment loss on goodwill in either of those periods.

Other Income (Expense)

The following table summarizes total other income (expense) for the periods indicated:

	Fiscal Years Ended January 31,			Fiscal Year 2009 vs. 2008 Increase (Decrease)		Fiscal Year 2010 vs. 2009 Increase (Decrease)
	2008	2009	2010	In Dollars	In %	In Dollars	In %
	(dollars in thousands)
Other income (expense):
Interest income	$1,928	$1,498	$437	$(430)	(22)%	$(1,061)	(71)%
Gain on early extinguishment of debt	—	8,707	4,602	8,707	—	(4,105)	(47)%
Interest expense	(47,535)	(41,222)	(33,048)	6,313	(13)%	8,174	(20)%
Change in fair value of derivative instrument	(7,378)	2,639	4,277	10,017	(136)%	1,638	62%
Amortization and write-off of debt issuance cost	(1,111)	(2,070)	(2,158)	(959)	86%	(88)	4%

Total other income (expense)	$(54,096)	$(30,448)	$(25,890)	$23,648	(44)%	$4,558	(15)%

Percentage of total revenue	(20)%	(11)%	(12)%

Interest Income.    Interest income was $1.9 million, $1.5 million and $0.4 million in fiscal year 2008, 2009 and 2010, respectively, representing decreases of $0.4 million, or 22%, in fiscal year 2009, when compared to fiscal year 2008, and $1.1 million, or 71%, in fiscal year 2010, when compared to fiscal year 2009. The decreases in fiscal year 2009, when compared to fiscal year 2008, and in fiscal year 2010, when compared to fiscal year 2009, were principally due to lower yields on interest-bearing accounts and decreases in cash balances resulting from paying down debt, partially offset by increases in cash balances resulting from the accumulation of free cash flows from operations and $65.0 million in borrowings under the revolving term credit facility obtained late in the fiscal quarter ended October 31, 2008.

Gain On Early Extinguishment of Debt.    In the fiscal years ended January 31, 2008, 2009 and 2010, we recorded gains on the early extinguishment of debt totaling $0.0 million, $8.7 million and $4.6 million, respectively, following authorization of our Board of Directors to repurchase our senior subordinated notes. See Note 9 of notes to our consolidated financial statements for additional information related to our debt.

Interest Expense.    We recorded interest expense totaling $47.5 million, $41.2 million and $33.0 million in the fiscal years ended January 31, 2008, 2009 and 2010, respectively, in connection with the merger in the first fiscal quarter of 2007 and our borrowings of $400.0 million in a senior secured term credit facility and an additional $200.0 million in senior subordinated notes, and an additional $65.0 million in borrowings under the revolving credit facility obtained late in the fiscal quarter ended October 31, 2008, all partially offset by principal payments on the senior secured term credit facility of $25.0 million, $55.0 million and $2.0 million, respectively, and principal payments on the senior subordinated notes of $0.0 million, $32.6 million and $24.4 million, respectively. See Note 9 of notes to our consolidated financial statements for additional information related to our debt.

Change in Fair Value of Derivative Instrument.    We used an interest rate swap as part of our interest rate risk management strategy and to comply with certain requirements of our senior secured credit agreement to enter a hedging agreement with a term of at least two years. In the second fiscal quarter ended July 31, 2006, we entered into an interest rate swap transaction to effectively convert the variable interest rate on a portion of the $400.0 million senior secured term loan to a fixed rate. The swap, which expired on April 10, 2010, was recorded on the balance sheet at fair value. The swap was not designated as an accounting hedge, and accordingly, changes in the fair value of the derivative were recognized in the statement of operations. The notional amount of the swap was $250.0 million initially declining over time to $126.0 million at the time the swap transaction expired on April 10, 2010. Under the terms of the swap, we made interest payments based on a fixed rate equal to 5.38% and received interest payments based on the LIBOR setting rate, set in arrears. In fiscal year 2008 we recorded $7.4 million in expense related to the changes in the fair value of the derivative. In fiscal year 2009 and 2010, we recorded $2.6 million and $4.3 million, respectively, in income related to the changes in the fair value of the derivative. We do not expect to enter into a similar interest rate swap during fiscal year 2011.

Amortization and Write-Off of Debt Issuance Costs.    In connection with the merger, we recorded $16.1 million in debt issuance costs, reduced by accumulated amortization totaling $8.8 million as of January 31, 2010. In fiscal year 2008, 2009 and 2010, we recorded amortization and write-off of debt issuance costs totaling $1.1 million, $2.1 million and $2.2 million, respectively. The increases in amortization and write-off of debt issuance costs in fiscal year 2009, when compared to fiscal year 2008, and to a lesser extent, in fiscal year 2010, when compared to fiscal year 2009, are predominantly due to the write-off of unamortized debt issuance costs in fiscal year 2009 and 2010 totaling $0.7 million and $0.4 million, respectively, associated with the early extinguishment of the senior subordinated notes. The write-offs were recorded in fiscal year 2009 and 2010 as an addition to amortization of debt issuance costs. See Note 9 of notes to our consolidated financial statements for additional information related to our debt.

Income Tax Benefit

The following table summarizes total income tax benefit for the periods indicated:

	Fiscal Years Ended January 31,			Fiscal Year 2009 vs. 2008 Increase (Decrease)		Fiscal Year 2010 vs. 2009 Increase (Decrease)
	2008	2009	2010	In Dollars	In %	In Dollars	In %
	(dollars in thousands)
Income tax benefit:
Total income tax benefit	$(20,936)	$(11,424)	$(18,705)	$9,512	(45)%	$(7,281)	64%

Percentage of total revenue	(8)%	(4)%	(8)%

Income Taxes.    Income tax benefits of $20.9 million, $11.4 million and $18.7 million were recorded in fiscal year 2008, 2009 and 2010, respectively, representing effective income tax benefit rates of 43%, 3% and 59%, respectively. The effective income tax benefit rate decreased to 3% in fiscal year 2009 from 43% in fiscal year 2008 primarily as a result of the goodwill impairment charge in fiscal year 2009. The effective income tax benefit rate increased to 59% in fiscal year 2010 from 3% in fiscal year 2009 primarily as a result of the goodwill impairment charge in fiscal year 2009 (33%), and to a lesser extent, lower tax rates in non-U.S. jurisdictions (7%), the release of a reserve for uncertain tax positions (8%) and the expected benefits from U.S. research and experimentation tax credits (1%).

Liquidity and Capital Resources

Cash and, Cash Equivalents.    Since our inception, we have financed our operations and met our capital expenditure requirements through cash flows from operations. As of January 31, 2010, we had $125.0 million in cash and cash equivalents.

Net Cash Provided by Operating Activities.    Cash flows provided by operating activities were $40.8 million, $36.5 million and $38.8 million in fiscal year 2008, 2009 and 2010, respectively. In fiscal year 2008, our cash flows provided by operating activities exceeded net loss principally due to the inclusion of non-cash expenses in net loss, cash collections in advance of revenue recognition for maintenance contracts and a decrease in trade accounts receivable, all partially offset by interest payments on the term credit facility and senior subordinated notes totaling $47.0 million, income tax payments net of refunds totaling $1.5 million, decreases in accrued expenses, and acquisition, restructure and other charges paid related to acquisitions. In fiscal year 2009, our cash flows provided by operating activities exceeded net loss principally due to the inclusion of non-cash expenses in net loss and a decrease in trade accounts receivable, all partially offset by interest payments on the term credit facility and senior subordinated notes totaling $42.2 million, income tax payments net of refunds totaling $5.0 million and cash collections in advance of revenue recognition for maintenance contracts. In fiscal year 2010, our cash flows provided by operating activities exceeded net loss principally due to the inclusion of non-cash expenses in net loss, a decrease in trade accounts receivable and an increase in accrued expenses, all partially offset by interest payments on the term credit facility and senior subordinated notes totaling $33.5 million, income tax payments net of refunds totaling $11.3 million and cash collections in advance of revenue recognition for maintenance contracts. Non-cash expenses and income included in net loss consisted of interest expense on the fair market value adjustment on the interest rate swap, amortization of intangible assets, amortization of deferred stock-based compensation, net deferred income taxes and depreciation expense for all periods, goodwill impairment in fiscal year 2009 only, impairment of other intangibles in fiscal year 2010 only, and gain on early extinguishment of debt in fiscal years 2009 and 2010 only.

Net Cash Used in Investing Activities.    Net cash used in investing activities was $4.1 million, $11.7 million and $4.7 million in fiscal year 2008, 2009 and 2010, respectively. In fiscal year 2008, cash used in investing activities related principally to the purchase of computer equipment and office furniture and equipment totaling $3.7 million and acquisition related costs paid in connection with the acquisition of Data Scientific Corp., totaling $0.4 million. In fiscal year 2009, cash used in investing activities related principally to capitalized software totaling $5.8 million, the purchase of computer equipment and office furniture and equipment totaling $3.9 million and acquisition related costs paid totaling $1.9 million primarily related to Projity. In fiscal year 2010, cash used in investing activities related principally to capitalized software totaling $3.6 million, the purchase of computer equipment and office furniture and equipment totaling $0.8 million and acquisition related costs paid totaling $0.4 million related to Projity.

Net Cash (Used In) Provided by Financing Activities.    Net cash (used in) provided by financing activities was $(56.3) million, $39.6 million and $(22.7) million in fiscal year 2008, 2009 and 2010, respectively. In fiscal year 2008, net cash used in financing activities principally related to the payment of principal on the senior secured term loan totaling $55.0 million, and to a lesser extent, the repurchase of option rights under our employee stock option plan totaling $1.1 million and the repurchase of common stock under stock repurchase plans totaling $0.2 million. In fiscal year 2009, net cash provided by financing activities principally related to borrowings under our revolving term credit facility totaling $65.0 million, all partially offset by the repurchase of our senior subordinated notes totaling $23.9 million, and to a lesser extent, the repurchase of option rights under our employee stock option plan totaling $1.4 million and the repurchase of common stock under stock repurchase plans totaling $0.2 million. In fiscal year 2010, net cash used in financing activities principally related to the repurchase of our senior subordinated notes totaling $19.8 million, the payment of principal on the senior secured term loan totaling $2.0 million, and to a lesser extent, the repurchase of option rights under our employee stock option plan totaling $0.7 million and the repurchase of common stock under stock repurchase plans totaling $0.2 million.

Contractual Obligations and Commitments

After consummation of the acquisition transactions, we are highly leveraged. As of January 31, 2010, we had outstanding $526.0 million in aggregate indebtedness. Our liquidity requirements are significant, primarily due to debt service requirements. Our cash interest expense for the fiscal year ended January 31, 2010 was $33.5 million.

We believe that current cash and cash flows from operations will satisfy our working capital and capital expenditure requirements through fiscal year 2011. At some point in the future we may require additional funds for either operating or strategic purposes and may seek to raise the additional funds through public or private debt or equity financing. If we ever need to seek additional financing, there is no assurance that this additional financing will be available, or if available, will be on reasonable terms and not legally or structurally senior to or on parity with our senior subordinated notes.

The following is a summary of our various contractual commitments as of January 31, 2010, including non-cancelable operating lease agreements for office space that expire between calendar years 2010 and 2012. All periods start from February 1, 2010.

	Payments Due by Period (2)
	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
	(in thousands)
Operating lease obligations	$6,599	$4,067	$2,532	$—	$—
Credit Facility:
Senior secured term loan due March 10, 2013	318,000	2,000	—	316,000	—
Revolving term credit facility due March 10, 2012	65,000	—	65,000	—	—
Senior subordinated notes due March 15, 2016	142,952	—	—	—	142,952
Scheduled interest on debt (1)	117,923	25,216	45,723	30,405	16,579

	$650,474	$31,283	$113,255	$346,405	$159,531

(1)	Scheduled interest on debt is calculated through the instruments due date and assumes no principal paydowns or borrowings. Scheduled interest on debt includes the seven year senior secured term loan due March 10, 2013 at an annual rate of 2.25656%, which is the rate in effect as of January 31, 2010, the fully drawn six year term credit facility due March 10, 2012 at an annual rate of 2.50656%, which is the rate in effect as of January 31, 2010, the ten year senior subordinated notes due March 15, 2016 at the stated annual rate of 10.375%, and the fair value of the of the derivative instrument as of January 31, 2010 totaling $1.6 million.
(2)	This table excludes the company’s unrecognized tax benefits totaling $7.8 million as of January 31, 2010 since the company has determined that the timing of payments with respect to this liability cannot be reasonably estimated.

Acquisitions.    The aggregate amount of cash paid relating to acquisitions during the fiscal year ended January 31, 2008 was approximately $0.4 million in connection with our acquisition of Data Scientific Corp. in March 2006, net of cash received. The aggregate amount of cash paid relating to acquisitions during the fiscal year ended January 31, 2009 was approximately $2.0 million and consisted of $1.8 million related to our acquisition of Projity, Incorporated in September 2008, net of cash received, and $0.1 million related to our acquisition of Data Scientific Corp. in March 2006. The aggregate amount of cash paid relating to acquisitions during the fiscal year ended January 31, 2010 was $0.4 million in connection with our acquisition of Projity, Incorporated in September 2008. See Notes 1(b) and 5 of notes to our consolidated financial statements for additional information related to acquisition related activities, which have affected our liquidity.

Off-Balance Sheet Arrangements.    As part of our ongoing operations, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of January 31, 2010, we are not involved in any unconsolidated SPE transactions.

Senior Secured Credit Agreement

In connection with the consummation of the merger, we entered into a senior secured credit agreement pursuant to a debt commitment we obtained from affiliates of the initial purchasers of our senior subordinated notes.

General.    The borrower under the senior secured credit agreement initially was Spyglass Merger Corp. and immediately following completion of the merger became Serena. The senior secured credit agreement provides for (1) a seven-year term loan in the amount of $400.0 million, which will amortize at a rate of 1.00% per year on a quarterly basis for the first six and three-quarter years after the closing date of the acquisition transactions, with the balance paid at maturity, and (2) a six-year revolving credit facility that permits loans in an aggregate amount of up to $75.0 million (see discussion below regarding default by a participating lender), which includes a letter of credit facility and a swing line facility. In addition, subject to certain terms and conditions, the senior secured credit agreement provides for one or more uncommitted incremental term loan or revolving credit facilities in an aggregate amount not to exceed $150.0 million. Proceeds of the term loan on the initial borrowing date were used to partially finance the merger, to refinance certain indebtedness of Serena and to pay fees and expenses incurred in connection with the merger. Proceeds of the revolving credit facility have been, and any incremental facilities will be, used for working capital and general corporate purposes of the borrower and its restricted subsidiaries.

Interest Rates and Fees.    The $400.0 million term loan, of which $318.0 million was outstanding as of January 31, 2010, bears interest at a rate equal to three-month LIBOR plus 2.00%. That rate was 2.25656% as of January 31, 2010. The fully drawn revolving term credit facility, of which $65.0 million was outstanding as of January 31, 2010, bears interest at a rate equal to three-month LIBOR plus 2.25%. That rate was 2.50656% as of January 31, 2010. More generally, the loans under the senior secured credit agreement bear interest, at the option of the borrower, at the following:

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

We used an interest rate swap as part of our interest rate risk management strategy and to comply with certain requirements of our senior secured credit agreement to enter a hedging agreement with a term of at least two years. In the second fiscal quarter ended July 31, 2006, we entered into an interest rate swap transaction to effectively convert the variable interest rate on a portion of the $400.0 million senior secured term loan to a fixed rate. The swap, which expired on April 10, 2010, was recorded on the consolidated balance sheet at fair value. The swap was not designated as an accounting hedge and accordingly, changes in the fair value of the derivative were recognized in the consolidated statement of operations. The notional amount of the swap was $250.0 million initially and amortized down over time to $126.0 million at the time the swap transaction expired on April 10, 2010. Under the terms of the swap, we made interest payments based on a fixed rate equal to 5.38% and received interest payments based on the LIBOR setting rate, set in arrears. We do not expect to enter into a similar interest rate swap during fiscal year 2011.

After our delivery of financial statements and a computation of the maximum ratio of total debt (defined in the senior secured credit agreement) to trailing four quarters of EBITDA (defined in the senior secured credit agreement), or total leverage ratio, for the first full quarter ending after the closing date of the merger, the applicable margins and the commitment fee became subject to a grid based on the most recent total leverage ratio.

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

We have made principal payments totaling $25 million and $55 million in each of the fiscal years ended January 31, 2007 and January 31, 2008, respectively, and $2 million in the fiscal year ended January 31, 2010 on the $400 million senior secured term loan.

In April 2010, subsequent to the fiscal year ended January 31, 2010, we made a mandatory principal payment totaling $2 million on the senior secured term loan and a voluntary principal payment totaling $30 million on the revolving term credit facility.

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

Senior Subordinated Notes

As of January 31, 2010, we have outstanding $143.0 million principal amount of senior subordinated notes, bearing interest at a rate of 10.375%, payable semi-annually on March 15 and September 15, and maturing on March 15, 2016. Each of our domestic subsidiaries that guarantees the obligations under our senior secured credit agreement will jointly, severally and unconditionally guarantee the notes on an unsecured senior subordinated basis. As of the date of this report, we do not have any domestic subsidiaries and, accordingly, there are no guarantors on such date. The notes are our unsecured, senior subordinated obligations, and the guarantees, if any, will be unsecured, senior subordinated obligations of the guarantors. The notes are subject to redemption at our option under terms and conditions specified in the indenture related to the notes, and may be redeemed at the option of the holders at 101% of their face amount, plus accrued and unpaid interest, upon certain change of control events.

In the fiscal year ended January 31, 2009, we repurchased, in eight separate privately negotiated transactions, an aggregate of $32.6 million of principal amount of our original outstanding $200.0 million senior subordinated notes. In the fiscal year ended January 31, 2010, we repurchased, in six separate privately negotiated transactions, an aggregate of $24.4 million of principal amount of our original outstanding $200.0 million senior subordinated notes. These repurchases resulted in gains of $8.7 million and $4.6 million from the extinguishment of debt in the fiscal years ended January 31, 2009 and 2010, respectively.

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

In addition, under our senior secured credit agreement, we are required to satisfy and maintain specified financial ratios and other financial condition tests, including minimum interest coverage ratio and a maximum total leverage ratio. We were in compliance with all of the covenants under the secured credit agreement and indenture as of January 31, 2010. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet those ratios and tests in the future. A breach of any of these covenants would result in a default (which, if not cured, could mature into an event of default) and in certain cases an immediate event of default under our senior secured credit agreement. Upon the occurrence of an event of default under our senior secured credit agreement, all amounts outstanding under our senior secured credit agreement could be declared to be (or could automatically become) immediately due and payable and all commitments to extend further credit could be terminated.

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

The following is a reconciliation of net loss, a GAAP measure of our operating results, to Adjusted EBITDA as defined in our debt agreements.

	Fiscal Years Ended January 31,
	2008	2009	2010
Net loss (1)	$(27,110)	$(339,506)	$(13,022)
Interest expense (income), net (2)	54,096	30,448	25,890
Income tax benefit	(20,936)	(11,424)	(18,705)
Depreciation and amortization expense (3)	81,119	74,740	86,392
Goodwill impairment	—	326,677	—

EBITDA	87,169	80,935	80,555
Deferred maintenance writedown (1)	2,243	759	136
Restructuring, acquisition and other charges (4)	2,789	6,077	7,796

Adjusted EBITDA (1)	$92,201	$87,771	$88,487

(1)	Net loss for the periods presented includes the deferred maintenance step-down associated with the merger in the first quarter of fiscal year 2007. This unrecognized maintenance revenue is added back in calculating Adjusted EBITDA for purposes of the indenture governing the senior subordinated notes and the senior secured credit agreement.
(2)	Interest expense (income), net includes interest income, interest expense, the change in the fair value of derivative instruments, amortization and write-off of debt issuance costs and gain on early extinguishment of debt.
(3)	Depreciation and amortization expense includes depreciation of fixed assets, amortization of leasehold improvements, amortization of acquired technologies, amortization and impairment of other intangible assets, and amortization of stock-based compensation. In the fiscal year ended January 31, 2010, stock-based compensation includes unusual and non-recurring charges associated with the repurchase of stock options in connection with the tender offer that we completed during the quarter ended October 31, 2009. See Note 6 of notes to our consolidated financial statements for additional information related to stock-based compensation.

(4)	Restructuring, acquisition and other charges include employee payroll, severance and other employee related costs associated with transitional activities that are not expected to be part of our ongoing operations, and travel and other direct costs associated with our merger in March 2006. See Notes 4(b) and 4(c) of notes to our consolidated financial statements for additional information related to acquisition-related and restructuring charges.

Our covenant requirements and ratios for the fiscal year ended January 31, 2010 are as follows:

	Covenant requirement	Serena ratio
Senior secured credit agreement (1)
Minimum Adjusted EBITDA to consolidated interest expense ratio	2.00x	2.68x
Maximum consolidated total debt to Adjusted EBITDA ratio	5.50x	4.59x
Senior subordinated notes (2)
Minimum Adjusted EBITDA to fixed charges ratio required to incur additional debt pursuant to ratio provisions	2.00x	2.73x

(1)	Our senior secured credit agreement requires us to maintain a rolling four fiscal quarters consolidated Adjusted EBITDA to consolidated interest expense ratio of a minimum of 2.00x at the end of the fiscal year ending January 31, 2010. Consolidated interest expense is defined in the senior secured credit agreement as consolidated cash interest expense less cash interest income and is further adjusted for certain non-cash interest expenses and other items. We are also required to maintain a rolling four fiscal quarters consolidated total debt to consolidated Adjusted EBITDA ratio of a maximum of 5.50x at the end of the fiscal year ending January 31, 2010 and 5.00x by the end of the fiscal year ending January 31, 2011. Consolidated total debt is defined in the senior secured credit agreement as total debt other than certain indebtedness and is reduced by the amount of cash and cash equivalents on our consolidated balance sheet in excess of $5.0 million. As of January 31, 2010, our consolidated total debt as defined was $406.0 million, consisting of total debt other than certain indebtedness totaling $526.0 million, net of cash and cash equivalents in excess of $5.0 million totaling $120.0 million. Failure to satisfy these ratio requirements would constitute a default under the senior secured credit agreement. If our lenders failed to waive any such default, our repayment obligations under the senior secured credit agreement could be accelerated, which would also constitute a default under the indenture governing the senior subordinated notes.
(2)	Our ability to incur additional debt and make certain restricted payments under the indenture governing the senior subordinated notes, subject to specified exceptions, is tied to an Adjusted EBITDA to fixed charges ratio of at least 2.0x, except that we may incur certain debt and make certain restricted payments and certain permitted investments without regard to the ratio, such as our ability to incur up to an aggregate principal amount of $543.0 million under our senior secured credit agreement (which amount represents the total amount of borrowings originally committed or available under our senior secured credit agreement less $82.0 million of principal prepayments), to acquire persons engaged in a similar business that become restricted subsidiaries and to make other investments equal to the greater of $25.0 million or 2% of our consolidated assets. Fixed charges is defined in the indenture governing the senior subordinated notes as consolidated interest expense less interest income, adjusted for acquisitions, and further adjusted for non-cash interest expense.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We do not use derivative financial instruments in our investment portfolio and have no foreign exchange contracts. Our financial instruments consist of cash and cash equivalents, trade accounts receivable, accounts payable, term loan, secured indebtedness and our interest rate swap contract. We consider investments in highly liquid instruments purchased with an original maturity of 90 days or less to be cash equivalents. All of our cash equivalents principally consist of money market funds, and are classified as available-for-sale as of January 31, 2010. We are subject to interest rate risk on the variable interest rate of the unhedged portion of the secured term loan. Effective with the expiration of our interest rate swap contract on April 10, 2010, no portion of our variable interest rate secured term loan is hedged and management currently does not intend to enter into another swap contract to hedge any portion of the variable interest rate secured term loan in fiscal year 2011. We do not believe that a hypothetical 25% fluctuation in the variable interest rate would have a material impact on our consolidated financial position or results of operations. In addition, we are subject to the risk of default by the originator of the interest rate swap.

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

As of January 31, 2010, we had $318.0 million of debt under our senior secured credit agreement. A 1% increase in these floating rates would increase annual interest expense by $3.2 million. We have had limited exposure to interest rate fluctuations historically. As a result we have not used interest rate hedging strategies in the past. However, given our increased exposure to volatility in floating rates after the acquisition transactions, we expect to evaluate hedging opportunities and may enter into hedging transactions in the future.

Under our senior secured credit agreement, we were required, within 90 days after the closing date, to fix the interest rate of at least 50% of the aggregate principal amount of indebtedness under our term loan through swaps, caps, collars, future or option contracts or similar agreements. We are also required to maintain this interest rate protection for a minimum of two years. However, effective with the expiration of our interest rate swap contract on April 10, 2010, no portion of our variable interest rate secured term loan is hedged and management currently does not intend to enter into another swap contract to hedge any portion of the variable interest rate secured term loan in fiscal year 2011.

Consequently, in the second fiscal quarter ended July 31, 2006, we entered into an interest rate swap transaction to effectively convert the variable interest rate on a portion of the $400.0 million senior secured term loan to a fixed rate. The swap, which expired on April 10, 2010, was recorded on the balance sheet at fair value. The swap was not designated as an accounting hedge and, accordingly, changes in the fair value of the derivative were recognized in the consolidated statement of operations. The notional amount of the swap was $250.0 million initially and amortized down over time to $126.0 million at the time the swap transaction expired on April 10, 2010. Under the terms of the swap, we made interest payments based on a fixed rate equal to 5.38% and received interest payments based on the LIBOR setting rate, set in arrears. In the fiscal year ended January 31, 2008, we recorded expense totaling $7.4 million related to the changes in the fair value of the derivative. In the fiscal years ended January 31, 2009 and 2010, we recorded income totaling $2.6 million and $4.3 million, respectively, related to the changes in the fair value of the derivative.

Foreign Exchange Risk.    Sales to foreign countries accounted for approximately 34%, 34% and 32% of the total sales in the fiscal years ended January 31, 2008, 2009 and 2010, respectively. Because we invoice certain foreign sales in currencies other than the United States dollar, predominantly the British pound sterling and euro, and do not hedge these transactions, fluctuations in exchange rates could adversely affect the translated results of operations of our foreign subsidiaries. Therefore, foreign exchange fluctuations could create a risk of significant balance sheet gains or losses on our consolidated financial statements. In addition, in the past several years we have benefited from the weakness of the U.S. dollar against other currencies, increasing our net revenues derived from international operations. In more recent quarters, the United States dollar appreciated against these foreign currencies, negatively affecting our net revenues. If the U.S. dollar continues to strengthen against foreign currencies, our future net revenues could be adversely affected. However, given our foreign subsidiaries’ net book values as of January 31, 2010 and net cash flows for the most recent fiscal year ended January 31, 2010, we do not believe that a hypothetical 25% fluctuation in foreign currency exchange rates would have a material impact on our consolidated financial position or results of operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS

Our financial statements required by this item are submitted as a separate section of this Form 10-K. See Item 15(a)1 for a listing of financial statements provided in the section titled, “Index to Consolidated Financial Statements.”

SUPPLEMENTARY DATA

Selected Quarterly Financial Data

The following tables (presented in thousands) set forth quarterly unaudited supplementary data for each of the years in the two-year period ended January 31, 2010. Historical results include the post-acquisition results of the merger from March 10, 2006, the Pacific Edge acquisition from October 20, 2006, and the Projity acquisition from September 12, 2008. The tables should be read in conjunction with the Consolidated Financial Statements and Notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this annual report on Form 10-K.

	Fiscal 2010
	Quarter Ended				Year Ended Jan. 31, (1)
	Apr. 30,	Jul. 31,	Oct. 31,	Jan. 31,(1)
Revenue	$52,784	$55,181	$55,929	$60,120	$224,014
Cost of revenue	18,334	18,216	17,923	23,944	78,417
Gross profit	34,450	36,965	38,006	36,176	145,597
Operating expenses	38,475	36,481	38,552	37,926	151,434
Operating (loss) income	(4,025)	484	(546)	(1,750)	(5,837)
Loss before income taxes	(9,132)	(6,576)	(7,399)	(8,620)	(31,727)
Income tax benefit	(4,317)	(5,081)	(1,730)	(7,577)	(18,705)
Net loss	(4,815)	(1,495)	(5,669)	(1,043)	(13,022)

	Fiscal 2009
	Quarter Ended				Year Ended Jan. 31,
	Apr. 30,	Jul. 31,	Oct. 31,	Jan. 31,(2)
Revenue	$62,963	$70,082	$61,840	$65,352	$260,237
Cost of revenue	21,518	21,624	21,168	20,445	84,755
Gross profit	41,445	48,458	40,672	44,907	175,482
Operating expenses	45,940	45,900	44,747	359,377	495,964
Operating (loss) income	(4,495)	2,558	(4,075)	(314,470)	(320,482)
Loss before income taxes	(14,264)	(5,740)	(14,308)	(316,618)	(350,930)
Income tax (benefit) expense	(5,760)	(2,719)	(7,505)	4,560	(11,424)
Net loss	(8,504)	(3,021)	(6,803)	(321,178)	(339,506)

(1)	Includes an impairment charge on certain capitalized software related to our on-demand application services in the fourth fiscal quarter ended January 31, 2010 totaling $6.8 million.
(2)	Includes a goodwill impairment charge in the fourth fiscal quarter ended January 31, 2009 totaling $326.7 million.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, with the assistance of senior management personnel, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of January 31, 2010. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual and quarterly reports filed under the Exchange Act. Based on this evaluation, and subject to the limitations described below, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of January 31, 2010.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 15d-15(f) of the Exchange Act) for our company. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, and subject to the limitations described below, management has concluded that our internal control over financial reporting was effective as of January 31, 2010.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended January 31, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors are as follows:

Name	Age	Position	Director Since
Executive Officers:
John Nugent (1)	53	President, Chief Executive Officer and Director	2009
Robert I. Pender, Jr.	52	Senior Vice President, Finance and Administration, and Chief Financial Officer
David Hurwitz (2)	49	Senior Vice President, Worldwide Marketing
Edward F. Malysz	50	Senior Vice President, General Counsel and Secretary
Carl Theobald	39	Senior Vice President, Products and Worldwide Customer Service

Non-Executive Directors:
David J. Roux	53	Chairman of the Board of Directors	2006
L. Dale Crandall	68	Director	2007
Timothy Davenport	54	Director	2008
Elizabeth Hackenson	49	Director	2006
George Kadifa	50	Director	2010
Todd Morgenfeld	38	Director	2009
Douglas D. Troxel	65	Director	1980

(1)	Mr. Nugent commenced his duties as President and Chief Executive Officer on November 2, 2009.
(2)	Mr. Hurwitz commenced his duties as Senior Vice President, Worldwide Marketing on February 9, 2010.

Executive Officers

John Nugent has served as a director and our President and Chief Executive Officer since November 2009. From March 2003 to August 2008, Mr. Nugent held various executive management positions at SAP AG, a business and database software company, including Executive Vice President, Worldwide Operations of SAP Business Objects, Chief Operating Officer, Americas, Asia and Japan, and Executive Vice President of Sales and Operations, United States. From April 1986 to March 2003, Mr. Nugent held senior sales management positions with Oracle Corporation, a business and database software company, including Senior Vice President, East Sales, Senior Vice President, General Business and Vice President, Sales.

Robert I. Pender, Jr. has served as our Senior Vice President, Finance and Administration, and Chief Financial Officer since December 1997. From December 1996 until August 1997, Mr. Pender was Vice President, Finance of Mosaix, Inc., a customer interaction software company. From April 1993 until December 1996, Mr. Pender served in a variety of positions, including Chief Financial Officer, with ViewStar Corporation, a client/server workflow software company that was acquired by Mosaix, Inc. in December 1996.

David Hurwitz has served as our Senior Vice President, Worldwide Marketing since February 2010. From August 2005 until January 2010, Mr. Hurwitz served in a variety of senior marketing roles at CA, Inc., an information technology management software company, most recently as Vice President of Corporate Messaging and Solutions Marketing. From February 2003 until August 2005, Mr. Hurwitz served as Chief Marketing Officer of Niku Corporation, a project and portfolio management software company. From February 2001 until December 2002, Mr. Hurwitz served as Vice President, Marketing and Strategy at Perfect Commerce, Inc., an enterprise application software company. From March 2000 until February 2001, Mr. Hurwitz served as Interim Vice President of Marketing at Global Factory, Inc., a manufacturing operations management software company. Mr. Hurwitz previously founded Consensys Software Corporation, a product lifecycle management company, and served as a software development engineer at Ask Computer Systems, a manufacturing management software company.

Edward Malysz has served as our Senior Vice President and General Counsel since April 2006. Mr. Malysz served as Vice President, Legal of Symantec Corporation, a security and storage software company, from July 2005 to April 2006. From April 2002 to July 2005, Mr. Malysz served in various legal roles at VERITAS Software Corporation, a storage software company, including Vice President, Corporate Legal Services. From June 1999 through October 2001, Mr. Malysz served in a variety of roles with E-Stamp Corporation, an Internet postage provider, including Vice President, General Counsel, Secretary and Acting Chief Financial Officer. From July 1993 to June 1999, Mr. Malysz held various legal positions with Silicon Graphics, Inc., a computer manufacturer. Prior to July 1993, Mr. Malysz was a transactional lawyer and a certified public accountant.

Carl Theobald serves as our Senior Vice President, Products and Worldwide Customer Service. Mr. Theobald joined us in August 2004 as our Senior Vice President, Research and Development. From May 2002 to May 2004, Mr. Theobald was Vice President, Engineering for RubiconSoft, Inc., a demand management software company. From 1992 to 1994 and from 1997 to May 2002, Mr. Theobald served in a variety of roles at Oracle Corporation, a business and enterprise software company, most recently as Vice President of CRM Product Development. From 1994 to 1997, Mr. Theobald served in a variety of roles at Novasoft Inc., a document management and workflow software company, most recently as Senior Development Manager.

Non-Executive Directors

David J. Roux has served as our Chairman of the board of directors since March 2006. He is a Co-Chief Executive of Silver Lake, a private equity firm that he co-founded in 1999. During the past five years, Mr. Roux served as a director of the boards of directors of Business Objects S.A., Symantec Corporation, Thomson S.A., and VERITAS Software Corporation.

L. Dale Crandall is the founder and president of Piedmont Corporate Advisors, Inc., a private financial consulting firm. Mr. Crandall retired from Kaiser Health Plan and Hospitals in 2002 after serving as the President and Chief Operating Officer from 2000 to 2002 and Senior Vice President and Chief Financial Officer from 1998 to 2000, and served as a member of the board of directors from 1998 until his retirement in 2002. From 1995 to 1998, Mr. Crandall was employed by APL Limited, a global ocean transportation company, where he held the positions of Executive Vice President, Chief Financial Officer and Treasurer. From 1963 to 1995, Mr. Crandall was employed by PricewaterhouseCoopers, LLP, most recently as Southern California Group Managing Partner. Mr. Crandall is also a member of the boards of directors of Ansell Ltd., Bridgepoint Education, Coventry Health Care, Inc. and UnionBanCal Corporation, and is a trustee for Dodge & Cox Mutual Funds. During the past five years, Mr. Crandall also served as a member of the boards of directors of BEA Systems, Inc., Covad Communications, Inc. and Metavante Technologies, Inc.

Timothy Davenport is the President and Chief Executive Officer of Parature, Inc, an on-demand customer service software provider, which he joined in October 2009. From August 2007 through October 2008, Mr. Davenport served as president of Revolution Health Networks, an on-line provider of consumer-centric health care services. Prior to joining Revolution Health Networks, Mr. Davenport served as chief executive officer of Vastera Inc., a provider of international trade logistics software, from November 2003 to June 2005, and chief executive officer of Best Software Inc., a provider of corporate resource management software solutions, from June 1995 to February 2000.

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

George Kadifa is a Director of Silver Lake, a private equity firm, which he joined in June 2007. From March 2005 to June 2007, Mr. Kadifa held various senior management positions at IBM, most recently as Vice President of Global Delivery at IBM Global Technology Services. From August 1999 to March 2005, Mr. Kadifa held senior management positions with Corio, Inc., including Chairman and Chief Executive Officer, prior to its acquisition by IBM. From August 1992 to August 1999, Mr. Kadifa served as Senior Vice President, and previously as Group Vice President, of the Industrial Sector at Oracle Corporation. Prior to August 1992, Mr. Kadifa served as a management consultant with Booz-Allen & Hamilton and a development manager with Xerox Corporation.

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

Board Composition and Governance

The composition of our board of directors is established by the terms of a stockholders agreement entered into by Spyglass Merger Corp., Silver Lake and certain investors affiliated with Silver Lake, referred to as the Silver Lake investors, and Mr. Troxel and certain investors affiliated with Mr. Troxel, referred to as the Troxel investors. Among other things, the stockholders agreement provides that, prior to any change of control event or initial public offering, our board of directors will be composed of the following persons:

•	our Chief Executive Officer,

•	Douglas D. Troxel and one other board member designated by the Troxel investors, who is currently Ms. Hackenson, and

•	the remaining board members designated by affiliates of Silver Lake, who are currently Messrs. Roux, Crandall, Davenport, Kadifa and Morgenfeld.

Mr. Roux serves as chairman of the board and presides over each meeting of the board of directors. We believe that the separation of the roles of chairman of the board and principal executive officer are appropriate for our company because of our ownership structure. We have established four committees of the board of directors, consisting of an audit committee, a compensation committee, a nominating committee and a strategic and operations committee. Our audit committee is comprised of Messrs. Crandall (chairperson) and Morgenfeld. Our compensation committee is comprised of Messrs. Roux (chairperson), Morgenfeld and Troxel. Our nominating committee is comprised of Messrs. Troxel (chairperson) and Roux and Ms. Hackenson. Our strategic and operations committee is comprised of Ms. Hackenson (chairperson) and Mr. Davenport.

Our board of directors has determined that Ms. Hackenson and Messrs. Crandall and Davenport qualify as independent directors within the meaning of Nasdaq Marketplace Rule 5605(a).

Our board of directors has determined that Mr. Crandall qualifies as an audit committee financial expert within the meaning of Item 407(d)(5) of Regulation S-K. For information regarding the relevant experience of Mr. Crandall, see “Non-Executive Directors” above. Our board of directors has also determined that Mr. Crandall qualifies as an independent audit committee member within the meaning of Rule 10A-3 of the Securities Exchange Act of 1934 and Nasdaq Marketplace Rule 5605(c). Mr. Morgenfeld is not an independent audit committee member because of his affiliation with Silver Lake, which holds a 67.1% equity interest in our company.

In accordance with the charter of our nominating committee, to the extent consistent with the stockholders agreement, our nominating committee will identify, recommend and recruit qualified candidates to fill new positions on the board of directors and will conduct the appropriate and necessary inquiries into the backgrounds and qualifications of possible candidates. In November 2009, Mr. Nugent was elected to serve as a director in accordance with the terms of the stockholders agreement.

Our directors possess high ethical standards, act with integrity and honesty and exercise sound business judgment, and each of our directors is committed to employing his or her skills and abilities in the best interests of our stockholders. The directors designated by the Silver Lake investors possess significant experience in owning and overseeing companies similar to our company and are familiar with corporate finance, strategic and operational business planning and matters consistent with the long-term interests of our shareholders.

Our board of directors is responsible for overseeing material risks associated with our company, and exercises these responsibilities periodically as part of its meetings and through its committees. In addition, the consideration of risk is inherent in the board of directors’ review of our long-term strategies and other matters presented to the board of directors, including acquisitions and financial matters. The role of the board of directors in risk oversight is consistent with our leadership structure, with our President and Chief Executive Officer and other senior management personnel having responsibility for assessing and managing risks on a day-to-day basis, and the board of directors and its committees providing general oversight in connection with these efforts.

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

Director Compensation

In November 2008, our board of directors approved an amended cash and equity compensation program for directors who qualify as independent directors within the meaning of Nasdaq Marketplace Rule 5605(a). The cash compensation component of the program consists of an annual retainer of $40,000, annual retainers of $10,000 for the chairperson of the audit committee and $5,000 for each chairperson of the other committees of the board of directors, and annual retainers of $5,000 for each other member of the audit committee and $2,500 for each other member of the other committees of the board of directors, payable in equal installments on a quarterly basis. The equity compensation component of the program consists of an initial stock option grant to acquire 40,000 shares of our common stock under our 2006 Stock Incentive Plan, to be granted as of the date of election to our board of directors, with an exercise price equal to the fair market value of the common stock on the date of grant and vesting over a three year period, and an annual stock option grant to acquire 15,000 shares of common stock under the 2006 Stock Incentive Plan, granted on or about each anniversary of the date of election to our board of directors, with an exercise price equal to the fair market value of the common stock on the date of grant, vesting on the first anniversary of the date of grant. In November 2009, our board of directors approved the award of 25,000 restricted stock units under our 2006 Stock Incentive Plan for each existing independent director and, upon election to our board of directors, each new independent director. The restricted stock units will vest in full on the third anniversary of the date of grant, and are subject to formulaic vesting upon a change of control or an initial public offering. For a discussion regarding the 2006 Stock Incentive Plan and the type and terms of the equity awards under the plan, see Item 11, “Executive Compensation – Compensation Discussion and Analysis – Employment Agreements and Severance and Change of Control Benefits – 2006 Stock Incentive Plan” and “Change of Control Agreements.”

In addition, we compensate Mr. Troxel for technical services that he occasionally provides to us in connection with the support of our mainframe software products. Mr. Troxel is paid $25,000 per year for these services. Mr. Troxel also receives certain employee benefits, such as health care coverage and participation in our 401(k) plan, and reimbursement of premiums associated with a separate life insurance policy.

The compensation for our directors for fiscal year 2010 is shown in the table in Item 11, “Executive Compensation—Director Compensation.”

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This section discusses the principles underlying our executive compensation policies and decisions. It provides qualitative information regarding the manner in which compensation is earned by our executive officers and places in context the data presented in the tables below. In addition, we discuss the compensation paid or awarded during fiscal year 2010 to our current chief executive officer (principal executive officer), our former chief executive officer, our chief financial officer (principal financial officer) and three other executive officers who were our most highly compensated executive officers in fiscal year 2010 (one of whom would have been a named executive officer had he been employed as of the end of fiscal year 2010). We refer to these six executive officers as our “Named Executive Officers.”

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

Our compensation program for executive officers, including the Named Executive Officers, is generally designed to reward the achievement of targeted financial goals. The compensation program is intended to reinforce the importance of performance and accountability at various operational levels, and a significant portion of total compensation is in both cash and stock-based compensation incentives that reward performance as measured against established corporate goals, such as EBITA targets in our annual operating plan. EBITA represents earnings before interest, taxes and amortization. Each element of our compensation program is reviewed individually and considered collectively with the other elements of our compensation program to ensure that it is consistent with the goals and objectives of both that particular element of compensation and our overall compensation program.

Elements of Our Executive Compensation Program

Overview

For fiscal year 2010, the principal elements of compensation for our executive officers included:

•	annual cash compensation consisting of base salary and performance-based incentive bonuses

•	long-term equity incentive compensation

•	health and welfare benefits

•	severance or change of control benefits

Annual Cash Compensation

For fiscal year 2010, our General Counsel developed recommendations regarding executive compensation based on the compensation survey data and proxy analysis described below and then reviewed the recommendations with our Chief Executive Officer. Our Chief Executive Officer, Chief Financial Officer and General Counsel presented and discussed the recommendations with our compensation committee. None of these executive officers had input into determining their own level of compensation. Our compensation committee then met in executive session to discuss management’s recommendations outside of the presence of management, and communicated its recommendations to our non-executive directors for their review, discussion and approval.

In assessing compensation for our executive officers, we used compensation survey data for a broad set of companies having a comparable business, size and complexity, and then compared the survey data to publicly available compensation data for a group of companies that we consider to be our peer group. We believe that the compensation practices of these companies provide us with appropriate benchmarks because these companies provide technology products and services and compete with us for executives and other employees. The survey data was derived from the Radford Executive Benchmark Survey, and included data relative to the overall software industry and certain industry segments defined by the survey company, including software companies with revenue less than $250 million, software companies with revenue from $250 million to $1 billion, and software companies comprising our peer group. The peer group was initially selected by management based on companies that compete with us in the same markets in which we sell our products, are within the software industry and of comparable size and complexity, or compete with us in recruiting executives and employees. Our compensation committee reviewed and provided input to management regarding the companies comprising the peer group. The proxy analysis was based on companies comprising our peer group, excluding those companies for which public information is not available. Because the proxy analysis was limited to publicly available information and did not provide precise comparisons by position as offered by the more comprehensive survey data from Radford, we used the proxy analysis as a general benchmark to validate the results of the survey data. We then compared base salary and total cash compensation to survey data relative to the overall software industry and our peer group.

The following companies comprised our peer group for fiscal year 2010:

Actuate	Equinix	QAD
Advent Software	Informatica	SPSS
Ariba	Interwoven	Sumtotal Systems
Aspect Software	Kana Software	Tibco Software
Blue Coat Systems	Keynote Systems	Trend Micro
Borland Software	Macrovision	Websense
Digital River	MSC Software	Wind River Systems
Epicor Software	Progress Software

Our annual cash compensation for executive officers includes base salary and performance-based cash compensation. For fiscal year 2010, we generally established annual base salaries at approximately the 50th percentile of market compensation based on survey data for the overall software industry and our peer group, and target total cash compensation (assuming 100% of the target performance-based incentive bonus is earned) at approximately the 60th percentile of market compensation based on this survey data. In order to attract our President and Chief Executive Officer to join our company in November 2009, we agreed to pay Mr. Nugent an annual base compensation and target total cash compensation that were in excess of the 50th percentile and 60th percentile, respectively, of market compensation for chief executive officers within our peer group. For fiscal year 2010, Mr. Nugent’s annual base compensation was approximately 19% above the 50th percentile and his target total cash compensation was approximately 5% above the 60th percentile of market compensation for chief executive officers within our peer group. At the time of the merger, we entered into an employment agreement with Mr. Pender, our Senior Vice President, Chief Financial Officer, that established the amount of his annual base compensation and total cash compensation at $290,000 and $580,000, respectively. In fiscal year 2010, we agreed with Mr. Pender to adjust the structure of his compensation between annual base compensation and incentive cash compensation so that his compensation arrangement was more consistent with the overall structure of our executive compensation program. We increased Mr. Pender’s annual base compensation to $325,000 per year and decreased his target total compensation to $568,750, which resulted in annual base compensation that was approximately 2% above the 50th percentile and target total cash compensation that was approximately 10% above the 60th percentile of market compensation for chief financial officers within our peer group. The base compensation and target total cash compensation for our other executive officers were at or near the 50th percentile for annual base compensation and the 60 th percentile for total cash compensation for similar executive roles within our peer group. In establishing the base salary and target total cash compensation for each individual, we also considered the individual’s performance, achievement of management objectives and contributions to our overall business. From a market compensation perspective, we weight cash compensation more heavily toward performance-based compensation and less toward base salary because we wish to pay for performance.

Our FY 2010 Executive Annual Incentive Plan was designed to reward our executives for the achievement of annual financial targets and management objectives. For fiscal year 2010, the executive officers were eligible to receive performance-based incentive bonuses with target bonuses ranging from 50% to 100% of a participant’s annual base salary. The actual bonus amounts were subject to achievement of the following performance metrics: (a) with regard to our President and Chief Executive Officer and our Senior Vice President, Chief Financial Officer, achievement of our annual EBITA target for fiscal year 2010; (b) with regard to our Senior Vice President, Products and Worldwide Customer Service, achievement of our semi-annual EBITA targets in fiscal year 2010 and management objectives, weighted at 66.7% and 33.3%, respectively, and (c) with regard to our Senior Vice President, General Counsel and Secretary, achievement of our semi-annual EBITA targets in fiscal year 2010 and management objectives, weighted at 50% and 50%, respectively. At the beginning of the fiscal year 2010, our board of directors established EBITA targets of $84.0 million for the fiscal year and $36.6 million for the first half of the fiscal year. The above metrics were used to align the performance of each executive officer with objectives related to the company and their respective functional areas.

The financial metric under each of the individual annual incentive plans is EBITA. EBITA was selected as the most appropriate measure upon which to base the annual incentive because it represented an important overall performance metric that our board of directors, management, investors and lenders use to evaluate the performance and value of our company. For bonus amounts based on the achievement of EBITA, achievement of less than 85% of EBITA would result in no payout of the applicable target bonus, achievement of 100% of EBITA would result in a 100% payout of the applicable target bonus and achievement of 115% of EBITA would result in a 200% payout of the applicable target bonus. Payouts based on the achievement of EBITA were capped at 200% of the applicable portion of the executive officer’s incentive bonus. The incentive bonuses were paid on an annual basis for our President and Chief Executive Officer and Senior Vice President, Chief Financial Officer and on a semi-annual basis for our other executive officers.

For fiscal year 2010, we achieved 99% of our annual EBITA target, which resulted in the payout of 95% of EBITA-based target bonuses based on the payout scale described above. We paid our President and Chief Executive Officer; Senior Vice President, Chief Financial Officer; Senior Vice President, General Counsel; and Senior Vice President, Products and Worldwide Customer Service incentive bonuses equal to 95%, 95%, 97.5%, and 95%, respectively, of their target bonuses based on the achievement of EBITA and applicable management objectives during the fiscal year. The payout for our President and Chief Executive Officer was prorated based on his term of service during fiscal year 2010.

Base salaries and performance-based incentive bonuses for the Named Executive Officers for fiscal years 2010, 2009 and 2008 are shown in the Summary Compensation Table below.

Long-Term Equity Compensation

We intend for our option program to be the primary vehicle for offering long-term incentives and rewarding our executive officers, managers and key employees. Because of the direct relationship between the value of an option and the value of our stock, we believe that granting options and awarding restricted stock units are methods to motivate our executive officers to manage our company in a manner that is consistent with the interests of our company and our stockholders. We also regard our option program as a key retention tool. Retention is an important factor in our determination of the number of underlying shares to grant.

Following the completion of the merger, we established a new stock incentive plan, the 2006 Stock Incentive Plan, which governed, among other things, the grant of options, restricted stock and other equity-based awards. Stock options granted under the plan included “time-based options” that would vest and become exercisable over a four-year period and “performance-based options” that would vest and become exercisable based on the achievement of annual EBITA targets over a five-year period. We generally weight stock option grants to executive officers more heavily toward performance-based options and less toward time-based options because we wish to compensate for performance.

For executive officers who joined the company after the merger, we granted stock options to these executive officers shortly after the commencement of their employment with the company. The type and amount of these options were approved by the compensation committee or, in the case of our President and Chief Executive Officer, jointly by the compensation committee and non-executive directors. The total number of shares under these options were determined based on a number of factors, including the existing equity compensation arrangements of the executive officer with his then current employer, the amount of stock options previously granted to other executive officers of the company, the compensation practices within the industry based on recommendations of professional recruiters, the knowledge and experiences of the members of our compensation committee and non-executive directors, and our negotiations with the executive officer. We do not generally grant stock options to executive officers on an annual basis.

On October 16, 2009, we completed a tender offer permitting all eligible employees (including our executive officers) and independent directors of the company to exchange, on a one-for-one basis, stock options granted under the 2006 Stock Incentive Plan for new stock options granted under Serena’s Amended and Restated 2006 Stock Incentive Plan (as amended and restated, the “2006 Stock Incentive Plan”) having a lower exercise price and different vesting terms. We refer to this tender offer as our “October 2009 option exchange.” Recent developments in the global economy and the global software industry in which we operated had adversely affected our business and resulted in our existing stock options having a per-share exercise price significantly in excess of the then current per-share fair market value of our common stock or certain vesting terms that would be difficult to achieve. As part of a review of our executive compensation and employee benefit arrangements on behalf of and under the supervision of our board of directors, and in light of the economic conditions in which we operate, our board of directors determined that new options with different vesting terms and a lower per-share exercise price would be better suited to retain and motivate employees and better align the interests of our employees and stockholders to meet our strategic and operational objectives and maximize stockholder value. For similar reasons, our board of directors also determined to award restricted stock units to certain senior management personnel (including our executive officers). We decided to award restricted stock units to our senior management personnel because, in contrast to stock options, restricted stock units maintain economic value even if the fair market value of our common stock were to decline. As a result, restricted stock units generally have significant retention value throughout their vesting period. Restricted stock units also align senior management personnel with our stockholders and balance our compensation program design, as restricted stock units take into account both upside and downside risk in the fair market value of our common stock. We awarded fewer restricted stock units than the number of shares under stock options because the grant date fair value of each restricted stock unit was greater than the grant date fair value of each stock option on a per share basis.

Pursuant to our October 2009 option exchange, eligible employees (including our executive officers) and independent directors were entitled to exchange their existing time-based options, and eligible employees (excluding officers) were entitled to exchange their performance-based options, on a one-for-one basis for new time-based options with a vesting period of generally three years and an exercise price of $3.00 per share, which was the fair market value of our common stock after the closing of the tender offer. Officers (including our executive officers) of the company were entitled to exchange their performance-based options on a one-for-one basis for new performance-based options having a vesting period of three years and six months, with vesting based on the achievement of EBITA targets established by our board of directors and an exercise price of $3.00 per share, which was the fair market value of our common stock after the closing of the tender offer. For a discussion regarding the terms of the new time-based and performance-based options, see “Employment Agreements and Severance and Change of Control Benefits – 2006 Stock Incentive Plan.”

In September 2009, we awarded restricted stock units under our 2006 Stock Incentive Plan to certain senior management personnel (including our executive officers). In November 2009, we awarded restricted stock units under our 2006 Stock Incentive Plan to our President and Chief Executive Officer as part of his employment agreement with us and to our independent directors as part of our independent director compensation program. Pursuant to the terms of the restricted stock unit agreements, these individuals will be entitled to receive an equivalent number of shares of our common stock upon the expiration of a three year restricted period, provided that their employment or period of service with us continues throughout the restricted period. For a discussion regarding the terms of the new time-based and performance-based options, see “Employment Agreements and Severance and Change of Control Benefits – 2006 Stock Incentive Plan.”

Benefits

We offer a variety of health and welfare programs to all eligible employees, including our executive officers. Our executive officers, including our Named Executive Officers, are generally eligible for the same benefit programs on the same basis as the rest of our employees, including medical and dental care coverage, life insurance coverage, short- and long-term disability and a 401(k) plan. We discontinued our 401(k) matching contribution program for all of our employees, including our executive officers, in fiscal year 2010. We do not provide perquisites as part of our executive compensation program.

Employment Agreements and Severance and Change of Control Benefits

Employment Agreement with our Chief Executive Officer

We entered into an employment agreement with Mr. Nugent dated October 28, 2009 for Mr. Nugent to serve as our President and Chief Executive Officer. The employment agreement is for an indefinite term, and either Mr. Nugent or the company may terminate his employment for any reason and at any time with or without cause or notice. The employment agreement provides for an annual base salary of $550,000. Mr. Nugent was eligible to receive an annual cash incentive bonus equal to 100% of his base salary pursuant to our FY 2010 Executive Annual Incentive Plan, subject to proration based on his term of service during the fiscal year. As part of his relocation to the area of our corporate headquarters in Redwood City, California, Mr. Nugent is entitled to receive reimbursement of up to $65,000 of eligible moving and relocation-related expenses. The employment agreement also provides for certain severance benefits if Mr. Nugent’s employment is terminated by us without cause or by Mr. Nugent for good reason within the first twelve months of his employment with the company. In addition, Mr. Nugent would be eligible to receive severance benefits if his employment were terminated within twelve months of a change in control of the company, the terms of which are discussed under “Change of Control Agreements” below.

Pursuant to the terms of our employment agreement with Mr. Nugent, Mr. Nugent was granted a stock option under our 2006 Stock Incentive Plan to purchase 2,500,000 shares of common stock of the company. The option consists of a time-based option covering 875,000 shares and a performance-based option covering 1,625,000 shares. Mr. Nugent was also awarded 400,000 restricted stock units under our 2006 Stock Incentive Plan. For a discussion regarding the 2006 Stock Incentive Plan and the type and terms of the equity awards under the plan, see “2006 Stock Incentive Plan.”

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

If Mr. Pender is involuntarily terminated without cause or if he resigns for good reason, Mr. Pender will be entitled to the following severance benefits: continuation of his base salary for a period of twenty-four months following termination of employment, payable over such period in accordance with the company’s normal payroll practices; continued health care coverage for a period of twenty-four months following termination of employment; and six months of additional vesting of his time-based options. These severance benefits are contingent on Mr. Pender’s execution of a release of claims and compliance with certain restrictive covenants, including non-competition and non-solicitation arrangements, covering the duration of his salary continuation period.

For a discussion regarding the terms of our change of control arrangement with Mr. Pender, see “Change of Control Agreements.”

Pursuant to the terms of our employment agreement with Mr. Pender, Mr. Pender was granted a stock option under our 2006 Stock Incentive Plan to purchase 1,700,000 shares of common stock of the company. The option consists of a time-based option covering 595,000 shares and a performance-based option covering 1,105,000 shares. For a discussion regarding the 2006 Stock Incentive Plan and the type of options granted under the plan, see “2006 Stock Incentive Plan.”

Employment Agreements with our other Executive Officers

Messrs. Malysz and Theobald each entered into a change of control agreement with us effective April 10, 2007, the terms of which are discussed under the section entitled “Change of Control Agreements” below.

Severance Agreement with our Former President and Chief Executive Officer

Mr. Burton’s employment with us terminated effective as of October 30, 2009. In connection with the termination of Mr. Burton’s employment, we entered into a separation agreement providing for the payment of severance and the provision of certain benefits to Mr. Burton in exchange for a general release of claims against us and our affiliates. The separation agreement provides for severance benefits consisting of (i) the continuation of Mr. Burton’s base salary for a period of twelve months following the termination of employment, payable in equal installments over such period in accordance with Serena’s customary payroll practices, provided that the first payment will be made on the thirty-first day following termination of employment and will include amounts that would have otherwise been payable prior to such thirty-first day; (ii) COBRA continuation of his existing health coverage for a period of six months following the termination of employment, at no cost to Mr. Burton, and (iii) an amount representing one-half of Mr. Burton’s annual target bonus under Serena’s FY 2010 Executive Annual Incentive Plan, payable on the thirty-first day following termination of his employment. Mr. Burton executed a general release of all claims in favor of Serena and its affiliates and agreed to comply with certain restrictive covenants, including confidentiality and non-disparagement covenants of unlimited duration, a non-solicitation covenant limited to a period of one year and a non-competition covenant limited to the duration of his salary continuation period. Mr. Burton also agreed to the cancellation of any vested stock options as of his termination date.

Severance Agreement with our Former Senior Vice President, Worldwide Marketing

Mr. Bonvanie’s employment with us terminated effective as of August 31, 2009. In connection with the termination of Mr. Bonvanie’s employment, we entered into a separation agreement providing for the payment of severance and the provision of certain benefits to Mr. Bonvanie in exchange for a general release of claims against us and our affiliates. The separation agreement provides for severance benefits consisting of (i) the continuation of his base salary for a period of six months following the termination of his employment with us, payable over such period in accordance with Serena’s customary payroll practices, (ii) COBRA continuation of his existing health coverage for a period of six months following the termination of his employment with us, at no cost to Mr. Bonvanie, and (iii) an amount representing his semi-annual bonus under Serena’s FY 2010 Executive Annual Incentive Plan for the six month period ended July 31, 2009. Mr. Bonvanie executed a general release of all claims in favor of Serena and its affiliates and agreed to comply with certain restrictive covenants, including confidentiality and non-disparagement covenants of unlimited duration, a non-solicitation covenant limited to a period of one year and a non-competition covenant limited to the duration of his salary continuation period. Mr. Bonvanie also agreed to the cancellation of all of his vested stock options as of his termination date.

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

2006 Stock Incentive Plan

Following the completion of the merger, we established the 2006 Stock Incentive Plan, which governs, among other things, the grant of options, restricted stock units and other equity-based awards, covering shares of the company’s common stock to our employees (including officers), directors and consultants. Common stock of the company representing 12% of outstanding common stock on a fully diluted basis as of the date of the merger (13,515,536 shares) was reserved for issuance under the plan. Each award under the plan specifies the applicable exercise or vesting period, the applicable exercise or purchase price, and such other terms and conditions as deemed appropriate. Stock options granted under the plan were either “time-based options” that would vest and become exercisable over a four-year period or “performance-based options” that would vest based on the achievement of EBITA targets over a period of five fiscal years. Performance-based options would vest based on the achievement of minimum and maximum EBITA targets during each fiscal year over a period of five fiscal years, with 10% vesting for the achievement of the minimum EBITA target and up to 20% vesting for the achievement of the maximum EBITA target for each such fiscal year. All options granted under the plan will expire not later than ten years from the date of grant, but generally will terminate earlier upon termination of employment. In the event of a sale of substantially all of the assets of the company, or a merger or acquisition of the company, the board of directors may provide that awards granted under the plan will be cashed out, continued, replaced with new awards that substantially preserve the terms of the original awards, or terminated, with acceleration of vesting of the original awards determined at the discretion of the board of directors.

On October 16, 2009, we completed a tender offer permitting all eligible employees (including our executive officers) and independent directors of the company to exchange, on a one-for-one basis, stock options granted under the 2006 Stock Incentive Plan for new stock options granted under the 2006 Stock Incentive Plan having a lower exercise price and different vesting terms. Pursuant to the October 2009 option exchange, eligible employees (including our executive officers) and independent directors were entitled to exchange their existing time-based options, and eligible employees (excluding our executive officers and other officers) were entitled to exchange their performance-based options, on a one-for-one basis for new time-based options with a vesting period of generally three years and an exercise price of $3.00 per share, which was the fair market value of our common stock after the closing of the tender offer. Existing time-based options held by our independent directors that had a vesting period of one year were exchanged for new time-based options having a vesting period of one year. All new time-vesting options will vest in full upon a change in control. Eligible employees who held existing options to acquire 25,000 or fewer shares of our common stock and who were not officers or independent directors of the company were entitled to sell their options to the company for a purchase price of $1.25 per share. Officers (including our executive officers) of the company were entitled to exchange their performance-based options on a one-for-one basis for new performance-based options having a vesting period of three years and six months, with vesting based on the achievement of EBITA targets established by our board of directors and an exercise price of $3.00 per share, which was the fair market value of our common stock after the closing of the tender offer. The new performance-based options will vest as follows: one-seventh upon achievement of the EBITA target for the second half of fiscal year 2010, and the remainder in equal annual installments upon the achievement of EBITA targets for each of fiscal years 2011, 2012 and 2013. The EBITA target for the second half of fiscal year 2010 was $47.4 million and the EBITA targets for each of the fiscal years 2011, 2012 and 2013 are $97.3 million, $107.0 million and $113.2 million, respectively. New performance-based options are subject to catch-up vesting for previously unachieved performance criteria in the event of a change in control or an initial public offering in which the company is valued at no less than $5.00 per share of common stock (as adjusted for stock splits, reverse stock splits, reorganizations, reclassifications or similar transactions, in accordance with the 2006 Stock Incentive Plan), as if the options had vested in equal monthly installments on a time-vesting basis from the date of grant. New performance-based options will also vest in full if a change in control occurs and the optionholder’s employment is terminated by us without cause, or the optionholder resigns for good reason, within twelve months after the change in control.

In September and November 2009, we awarded restricted stock units to certain employees (including our executive officers) and independent directors under our 2006 Stock Incentive Plan. Pursuant to the terms of the restricted stock unit agreements, these individuals will be entitled to receive an equivalent number of shares of our common stock upon the expiration of a three year restricted period, provided that their employment or period of service with us continues throughout the restricted period. If a change in control or initial public offering occurs during the restricted period, and the price per share of our common stock at the time of such event (as adjusted for stock splits, reverse stock splits, reorganizations, reclassifications or similar transactions, in accordance with the 2006 Stock Incentive Plan): (i) is greater than or equal to $4.00 but less than $4.50, then 25% of the restricted stock units will vest; (ii) is greater than or equal to $4.50 but less than $5.00, then 50% of the restricted stock units will vest, or (iii) is greater than or equal to $5.00, then 100% of the restricted stock units will vest. In addition, if the average of the closing sales prices of our common stock during any consecutive 90 calendar day period following an initial public offering satisfies a higher vesting threshold, then the restricted stock units will vest based on the achievement of the higher vesting threshold.

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

Messrs. Malysz and Theobald each entered into a change of control agreement with us effective April 10, 2007, and Mr. Nugent entered into a change of control agreement with us effective as of December 15, 2009. Under the terms of these agreements, in the event of a change of control of the company, if the executive officer’s employment is involuntarily terminated without cause or if the executive officer resigns for good reason within twelve months after consummation of a change of control of the company, the executive officer will be entitled to receive the following severance benefits: (1) continuation of base salary for one year following termination, payable over the one-year period in accordance with the company’s normal payroll practices; (2) 100% of the executive officer’s target bonus, payable within forty-five days following the applicable fiscal year; (3) a pro-rated amount of the executive officer’s target bonus based upon the number of days that have elapsed in the fiscal year as of the termination date, payable within thirty days following the executive officer’s termination date; and (4) payment of health coverage premiums for the one-year salary continuation period. In order to receive these change of control benefits, the executive must execute a general release of claims in favor of the surviving company and its affiliates and comply with various restrictive covenants during the applicable severance period, including non-disparagement, non-compete and non-solicitation covenants. The non-competition, non-solicitation and non-disparagement covenants continue for the one-year salary continuation period. The confidentiality covenant is not limited in duration.

Pursuant to the terms of Mr. Pender’s employment agreement with us, in the event that Mr. Pender is involuntarily terminated without cause or if he resigns for good reason in the one-month period prior to, or the thirteen-month period following, a change of control of the company, Mr. Pender will be entitled to receive the following benefits: (1) continuation of his base salary for a period of twenty-four months following his termination date, payable over the salary continuation period in accordance with the company’s normal payroll practices; (2) continuation of his quarterly or annual target bonus, as the case may be, for a period of twenty-four months following his termination date, payable in accordance with the company’s normal payroll practices; (3) a pro-rated amount of his target bonus that he would have been entitled to receive for the quarter or year, as the case may be, in which such termination of employment occurs, payable at the time that the company would ordinarily have made such bonus payment; and (4) continued health care coverage for a period of twenty-four months following termination of employment. In order to receive these change of control benefits, Mr. Pender must execute a general release of claims in favor of the surviving company and its affiliates and comply with various restrictive covenants during the applicable severance period, including non-compete and non-solicitation covenants. The duration of the non-competition and non-solicitation covenants is twenty-four months following the termination of his employment. The confidentiality covenant is not limited in duration.

For change of control arrangements related to stock options and restricted stock units awarded to our Named Executive Officers, see “2006 Stock Incentive Plan,” above.

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

Equity Grant Practices

All grants of stock options under the 2006 Stock Incentive Plan have had exercise prices equal to the fair market value of our common stock on the date of grant. Because the company is a privately-held company and there is no market for our common stock, the fair market value of our common stock is determined by our compensation committee based on available information that is material to the value of our common stock. We obtain an external valuation specialist of our common stock on an annual basis and update the independent valuation on a semi-annual basis.

Our compensation committee approves stock option grants and any restricted stock unit awards at either a regularly scheduled compensation committee meeting or by a unanimous written consent signed by all of the members of our compensation committee. All stock options are granted as of the date of the meeting or upon execution of the unanimous written consent. We generally grant stock options and award any restricted stock units on a quarterly basis.

Compensation Committee Report

We have reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on our review and discussion with management, we have recommended to our board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

David J. Roux, Chairperson

Todd Morgenfeld*

Douglas D. Troxel

*	Mr. Morgenfeld became a member of the Compensation Committee on February 28, 2009.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus (1) ($)	Stock Awards (2) ($)		Option Awards (3) ($)	Non-Equity Incentive Plan Compen- sation (4) ($)	All Other Compen- sation (5) ($)		Total ($)
Executive Officers:
John Nugent (6)	2010	$137,500	—		$1,200,000	$1,901,604	$130,625	$10,971		$3,380,700
President and Chief Executive Officer	2009	—	—		—	—	—	—		—
	2008	—	—		—	—	—	—		—
Robert I. Pender	2010	$325,000	—		$1,050,000	$1,263,762	$231,563	$6,258		$2,876,583
Senior Vice President, Finance and Administration, and Chief Financial Officer	2009	$290,000	$84,100		—	—	$60,900	$7,186		$442,186
	2008	$290,000	$43,500		—	—	$101,500	$8,770		$443,770

Edward Malysz	2010	$260,000	—		$600,000	$232,248	$126,750	$4,318		$1,223,316
Senior Vice President, General Counsel and Secretary	2009	$260,000	—		—	—	$97,435	$6,743		$364,178
	2008	$260,000	—	$		$188,564	$87,750	$8,250		$544,564
Carl Theobald	2010	$300,000	—		$975,000	$557,542	$142,500	$3,443		$1,978,485
Senior Vice President, Products and Worldwide Customer Service	2009	$291,250	—		—	—	$95,923	$2,868		$390,041
	2008	$285,000	$15,500		—	—	$80,750	$7,236		$388,486

Former Executive Officers:
Jeremy Burton (7)	2010	$431,609	—		$1,275,000	$1,950,900	—	$404,557	(8)	$4,062,066
Former President and Chief Executive Officer	2009	$525,000	$152,250		—	—	$110,250	$405		$787,905
	2008	$477,547	$200,000		—	$5,602,340	$478,928	$450		$6,759,265
René Bonvanie (9)	2010	$186,538	—		—	—	—	$170,927	(10)	$357,465
Former Senior Vice President, Worldwide Marketing, Information Technology and Serena-On-Demand	2009	$300,000	—		—	—	$99,876	$5,284		$405,160
	2008	$183,077	—		—	$1,179,699	$92,215	$6,432		$1,461,423

(1)	Amounts include discretionary bonuses paid to Messrs. Burton and Pender based on their contributions to the company during fiscal year 2009, a sign-on bonus of $200,000 paid to Mr. Burton based on the terms of his employment agreement in fiscal year 2008, and discretionary bonuses paid to Messrs. Pender and Theobald based on their contributions to the company during fiscal year 2008.
(2)	Amounts reflect the aggregate grant date fair value of restricted stock units computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 6 to the company’s Consolidated Financial Statements for the year ended January 31, 2010.
(3)	Amounts reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 6 to the company’s Consolidated Financial Statements for the year ended January 31, 2010. Option awards to Messrs. Burton, Pender, Malysz and Theobald in connection with our October 2009 option exchange reflect the incremental fair value of the options, computed as of the modification date in accordance with FASB ASC Topic 718 and, with regard to performance-based options, assuming 100% achievement of all performance conditions.
(4)	Amounts reflect cash awards earned under the annual executive incentive plans for fiscal years 2010, 2009 and 2008. The annual incentive bonus for Mr. Burton for fiscal year 2008 was paid out at 100% of his annual target bonus pursuant to the terms of his employment agreement. The portion of the annual incentive bonus for Mr. Bonvanie that was based on the achievement of EBITA for fiscal year 2008 was paid out at 100% of the applicable target bonus amount pursuant to the terms of his employment offer.
(5)	Amounts include supplemental life insurance premiums for each executive officer, matching 401(k) plan contributions for each executive officer other than Messrs. Burton and Nugent, and reimbursement of eligible relocation expenses for Mr. Nugent. The company discontinued its matching 401(k) plan contribution benefit program in May 2009.
(6)	Mr. Nugent commenced his employment with the company on November 2, 2009.
(7)	Mr. Burton’s employment with the company commenced on March 5, 2007 and terminated on October 30, 2009.
(8)	Amount includes, in addition to supplemental life insurance premiums, severance of $393,750 paid through January 31, 2010, and COBRA coverage for a period of up to six months. Pursuant to Mr. Burton’s severance and release agreement with the company, Mr. Burton is entitled to receive severance payments in the aggregate amount of $787,500, of which $262,500 was paid on the thirty-first day following the termination of his employment and $525,000 is payable in installments on customary payroll dates over a period of twelve months following the termination of his employment. For additional information regarding the company’s severance and release agreement with Mr. Burton, see “Employment Agreements and Severance and Change of Control Benefits — Severance Agreement with our Former President and Chief Executive Officer.”
(9)	Mr. Bonvanie’s employment with the company commenced on June 21, 2007 and terminated on August 31, 2009.
(10)	Amount includes, in addition to supplemental life insurance premiums and matching 401(k) plan contributions, severance of $165,000 paid through January 31, 2010, and COBRA coverage for a period of up to six months. Mr. Bonvanie was entitled to receive severance payments in the aggregate amount of $202,500, of which $52,500 was paid within thirty days following the termination of his employment and $150,000 was paid in installments on customary payroll dates over a period of six months following the termination of his employment. For additional information regarding the company’s severance and release agreement with Mr. Bonvanie, see “Employment Agreements and Severance and Change of Control Benefits — Severance Agreement with our Former Senior Vice President, Worldwide Marketing.”

Grants of Plan-Based Awards in Fiscal Year 2010

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All Other Stock Awards: Number of Shares of Stock or Units (#) (3)	All Other Option Awards: Number of Securities Underlying Options (#) (4)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards (5)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Executive Officers:
John Nugent (6)	11/2/09	$34,375	$137,500	$275,000	—	—	—	—	—	—	—
	11/15/09	—	—	—	—	—	—	400,000	—	—	$1,200,000
	11/15/09	—	—	—	1,625,000	1,625,000	1,625,000	—	—	$3.00	$1,239,021
	11/15/09	—	—	—	—	—	—	—	875,000	$3.00	$662,583
Robert Pender	2/25/09	$60,938	$243,750	$487,500	—	—	—	—	—	—	—
	9/18/09				—	—	—	350,000	—	—	$1,050,000
	10/20/09				1,105,000	1,105,000	1,105,000	—	—	$3.00	$977,627
	10/20/09				—	—	—	—	595,000	$3.00	$286,136
Edward Malysz	2/25/09	$61,750	$130,000	$195,000	—	—	—	—	—	—	—
	9/18/09				—	—	—	200,000	—	—	$600,000
	10/20/09				150,000	150,000	150,000	—	—	$3.00	$134,953
	10/20/09				—	—	—	—	200,000	$3.00	$97,295
Carl Theobald	2/25/09	$59,775	$150,000	$250,500	—	—	—	—	—	—	—
	9/18/09				—	—	—	325,000	—	—	$975,000
	10/20/09				487,500	487,500	487,500	—	—	$3.00	$431,306
	10/20/09				—	—	—	—	262,500	$3.00	$126,236

Former Executive Officers:
Jeremy Burton	2/25/09	$131,250	$525,000	$1,050,000	—	—	—	—	—	—	—
	9/18/09				—	—	—	425,000	—	—	$1,275,000
	10/20/09				1,625,000	1,625,000	1,625,000	—	—	$3.00	$1,510,600
	10/20/09				—	—	—	—	875,000	$3.00	$440,300
René Bonvanie	2/25/09	$59,775	$150,000	$250,500	—	—	—	—	—	—	—

(1)	The amounts in these columns represent potential payouts under the FY2010 Executive Annual Incentive Plan. The Threshold column assumes 85% achievement of performance metrics, the Target column assumes 100% achievement of all performance metrics and the Maximum column assumes 115% achievement of financial performance metrics and 100% achievement of management objectives. For a discussion of the FY2010 Executive Annual Incentive Plan, see “Elements of Our Executive Compensation Program — Annual Cash Compensation.”
(2)	The amounts in this column represent the number of shares vesting under performance-based options granted under the 2006 Stock Incentive Plan. The Threshold, Target and Maximum columns include the number of shares under performance-based options that would vest if the minimum EBITA targets were achieved during each fiscal period over three and one-half fiscal years. For a further discussion of performance-based options, see “Employment Agreements and Severance and Change of Control Benefits — 2006 Stock Incentive Plan.”
(3)	The amounts in this column represent the number of shares of restricted stock units awarded to the executive officers. For a further discussion of restricted stock units, see “Employment Agreements and Severance and Change of Control Benefits — 2006 Stock Incentive Plan.”
(4)	The amounts in this column represent the number of shares under time-based options granted under the 2006 Stock Incentive Plan. For a further discussion of time-based options, see “Employment Agreements and Severance and Change of Control Benefits — 2006 Stock Incentive Plan.”
(5)	Amounts reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 6 to the company’s Consolidated Financial Statements for the year ended January 31, 2010. Option awards to Messrs. Burton, Pender, Malysz and Theobald in connection with our October 2009 option exchange reflect the incremental fair value of the options, computed as of the modification date in accordance with FASB ASC Topic 718 and, with regard to performance-based options, assuming 100% achievement of all performance conditions.
(6)	Mr. Nugent’s employment with the company commenced on November 2, 2009. Estimated payouts under non-equity incentive plan awards have been prorated based on his term of service with the company during fiscal year 2010.

Outstanding Equity Awards at 2010 Fiscal Year-End

	Option Awards						Stock Awards
Name	Grant Date		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Executive Officers:
John Nugent	11/15/2009	(1)	232,131	1,392,869	$3.00	11/15/2019	—	—	—	—
	11/15/2009	(2)	—	875,000	$3.00	11/15/2019	—	—	—	—
	11/15/2009	(5)	—	—	—	—	—	—	400,000	$1,232,000
Robert Pender	3/1/2002	(3)	233,742	—	$1.25	3/1/2012	—	—	—	—
	8/14/2002	(3)	155,531	—	$1.25	8/14/2012	—	—	—	—
	2/19/2003	(3)	97,278	—	$1.25	2/19/2013	—	—	—	—
	2/24/2004	(3)	42,140	—	$1.25	2/24/2014	—	—	—	—
	5/19/2004	(3)	147,600	—	$1.25	5/19/2014	—	—	—	—
	2/24/2005	(3)	39,466	—	$1.25	2/24/2015	—	—	—	—
	3/10/2006	(4)	—	—	—	—	307,200	$946,176	—	—
	9/18/2009	(5)	—	—	—	—	—	—	350,000	$1,078,000
	10/20/2009	(1)	157,849	947,151	$3.00	10/20/2019	—	—	—	—
	10/20/2009	(2)	—	595,000	$3.00	10/20/2019	—	—	—	—
Edward Malysz	9/18/2009	(5)	—	—	—	—	—	—	200,000	$616,000
	10/20/2009	(1)	21,427	128,573	$3.00	10/20/2019	—	—	—	—
	10/20/2009	(2)	—	200,000	$3.00	10/20/2019	—	—	—	—
Carl Theobald	8/18/2004	(3)	246,053	—	$1.25	8/18/2014	—	—	—	—
	2/24/2005	(3)	3,947	—	$1.25	2/24/2015	—	—	—	—
	9/18/2009	(5)	—	—	—	—	—	—	325,000	$1,001,000
	10/20/2009	(1)	69,639	417,861	$3.00	10/20/2019	—	—	—	—
	10/20/2009	(2)	—	262,500	$3.00	10/20/2019	—	—	—	—
Former Executive Officers:
Jeremy Burton (6)	—		—		—	—	—	—	—	—
René Bonvanie (6)	—		—	—	—	—	—	—	—	—

(1)	Performance-based options vest upon the attainment of certain earnings targets of the company during applicable fiscal periods over three and one-half fiscal years. For a further discussion regarding performance-based options, see “Employment Agreements and Severance and Change of Control Benefits—2006 Stock Incentive Plan.”
(2)

Time-based options vest over three years with 1/6th vesting on the six-month anniversary of date of grant and 1/36th vesting each month thereafter. For a further discussion regarding time-based options, see “Employment Agreements and Severance and Change of Control Benefits—2006 Stock Incentive Plan.”

(3)	Rollover options were fully vested as of March 10, 2006 in connection with the merger. Rollover options represent stock options of the company existing immediately prior to the merger which were converted into stock options to acquire common stock of the company immediately following the merger. For a further discussion regarding rollover options, see “Employment Agreements and Severance and Change of Control Benefits—Rollover Options.”
(4)	Restricted stock fully vests on June 16, 2010, subject to continued employment with the company. For a further discussion regarding restricted stock, see “Employment Agreements and Severance and Change of Control Benefits—Restricted Stock Purchase Agreements.” The market value of shares of restricted stock is based on the fair market value of the company’s common stock of $3.08 per share as of January 31, 2010.
(5)

Restricted stock units fully vest on the 3rd anniversary of the date of grant, subject to continued employment with the company. For a further discussion regarding restricted stock units, see “Employment Agreements and Severance and Change of Control Benefits—2006 Stock Incentive Plan.” The market value of shares of restricted stock units is based on the fair market value of the company’s common stock of $3.08 per share as of January 31, 2010.

(6)	Stock options were cancelled in connection with the termination of employment of Mr. Burton on October 30, 2009 and Mr. Bonvanie on August 31, 2009.

Potential Payments Upon Termination or Change of Control

The tables below reflect the amount of potential payments to each of the Named Executive Officers (except Messrs. Burton and Bonvanie) in the event of termination of employment of the Named Executive Officer assuming that the termination was effective as of January 31, 2010, and include estimates of the amounts which would be paid to each executive officer upon his termination. The amounts below exclude amounts related to stock options that have vested as of January 31, 2010. The actual amount of any severance or change of control benefits to be paid out to a Named Executive Officer can only be determined at the time of the termination of employment of the Named Executive Officer. For a discussion regarding these severance and change of control benefits, see “Employment Agreements and Severance and Change of Control Benefits—Employment Agreement with our Chief Executive Officer,” “—Employment Agreement with our Chief Financial Officer,” “—Employment Agreements with our Other Executive Officers” and “—Change of Control Agreements.” The tables reflect the actual termination payments made (or which we have agreed to make) to each of Messrs. Burton and Bonvanie pursuant to the terms of their separation agreements. For a discussion regarding these termination payments, see “Employment Agreements and Severance and Change of Control Benefits—Severance Agreement with our Former President and Chief Executive Officer” and “—Severance Agreement with our Former Senior Vice President, Worldwide Marketing.”

John Nugent

Executive Benefits and Payments Upon Termination	Termination Without Cause or Resignation for Good Reason (not in connection with a Change of Control or Sale of Business)	Termination Without Cause or Resignation for Good Reason (in connection with a Change of Control or Sale of Business) (1)	Change of Control or Sale of Business (2)
Compensation:
Base Salary (3)	$550,000	$550,000	$—
Target Incentive Bonus (4)	550,000	550,000	—
Equity Grants (5)	—	1,413,430	1,302,000
Benefits:
Health Benefits (6)	16,212	16,212	—

Total:	$1,116,212	$2,529,642	$1,302,000

(1)	Represents the benefits to which the executive officer may be entitled if the executive officer was terminated without cause or resigned for good reason within 12 months following a change of control.
(2)	Represents the benefits to which the executive officer may be entitled upon a change of control or sale of business independent of termination of employment.
(3)	Represents the executive officer’s base salary for a period of 12 months.
(4)	Represents the executive officer’s target bonus for a period of 12 months and assumes the change of control occurred on the first day of a fiscal year.
(5)	For termination without cause or resignation for good reason in connection with a change of control, represents (i) for stock options, the excess, if any, of the fair market value of the company’s common stock of $3.08 per share as of January 31, 2010 over the exercise price of unvested time-based and performance-based stock options existing as of January 31, 2010 and (ii) for restricted stock units, the fair market value of the company’s common stock of $3.08 per share as of January 31, 2010. For a change of control independent of termination of employment, represents (i) for stock options, the excess, if any, of the fair market value of the company’s common stock of $3.08 per share as of January 31, 2010 over the exercise price of unvested time-based stock options existing as of January 31, 2010 and (ii) for restricted stock units, the fair market value of the company’s common stock of $3.08 per share as of January 31, 2010. For additional information regarding partial and full acceleration of vesting of stock options and restricted stock units upon a change of control, see “Employment Agreements and Severance and Change of Control Benefits — Change of Control Agreements.”
(6)	Represents the estimated cost of COBRA coverage for the executive officer’s current health coverage benefits for a period of 12 months.

Robert Pender

Executive Benefits and Payments Upon Termination	Termination Without Cause or Resignation for Good Reason (not in connection with a Change of Control or Sale of Business)	Termination Without Cause or Resignation for Good Reason (in connection with a Change of Control or Sale of Business) (1)	Change of Control or Sale of Business (2)
Compensation:
Base Salary (3)	$650,000	$650,000	$—
Target Incentive Bonus (4)	—	487,500	—
Equity Grants (5)	7,933	2,147,548	2,071,776
Benefits:
Health Benefits (6)	47,016	47,016	—

Total:	$704,949	$3,332,064	$2,071,776

(1)	Represents the benefits to which the executive officer may be entitled if the executive officer was terminated without cause or resigned for good reason within one month prior to or 13 months following a change of control.
(2)	Represents the benefits to which the executive officer may be entitled upon a change of control or sale of business independent of termination of employment.
(3)	Represents the executive officer’s base salary for a period of 24 months.
(4)	Represents the executive officer’s target bonus for a period of 24 months and assumes the change of control occurred on the first day of the applicable fiscal period.
(5)	For a termination without cause or for good reason not in connection with a change of control, represents the excess, if any, of the fair market value of the company’s common stock of $3.08 per share as of January 31, 2010 over the exercise price of time-based stock options and six months’ of accelerated vesting of unvested time-based stock options existing as of January 31, 2010. For termination without cause or resignation for good reason in connection with a change of control, represents (i) for stock options, the excess, if any, of the fair market value of the company’s common stock of $3.08 per share as of January 31, 2010 over the exercise price of unvested time-based and performance-based stock options existing as of January 31, 2010 and (ii) for restricted stock units, the fair market value of the company’s common stock of $3.08 per share as of January 31, 2010. For a change of control independent of termination of employment, represents (i) for stock options, the excess, if any, of the fair market value of the company’s common stock of $3.08 per share as of January 31, 2010 over the exercise price of unvested time-based stock options existing as of January 31, 2010 and (ii) for restricted stock units, the fair market value of the company’s common stock of $3.08 per share as of January 31, 2010. For additional information regarding partial and full acceleration of vesting of stock options and restricted stock units upon a change of control, see “Employment Agreements and Severance and Change of Control Benefits — Change of Control Agreements.”
(6)	Represents the estimated cost of COBRA coverage for the executive officer’s current health coverage benefits for a period of 24 months.

Edward Malysz

Executive Benefits and Payments Upon Termination	Termination Without Cause or Resignation for Good Reason (not in connection with a Change of Control or Sale of Business)	Termination Without Cause or Resignation for Good Reason (in connection with a Change of Control or Sale of Business) (1)	Change of Control or Sale of Business (2)
Compensation:
Base Salary (3)	$—	$260,000	$—
Target Incentive Bonus (4)	—	130,000	—
Equity Grants (5)	—	642,286	632,000
Benefits:
Health Benefits (6)	—	24,492	—

Total:	$—	$1,056,778	$632,000

(1)	Represents the benefits to which the executive officer may be entitled if the executive officer was terminated without cause or resigned for good reason within 12 months following a change of control.

(2)	Represents the benefits to which the executive officer may be entitled upon a change of control or sale of business independent of termination of employment.
(3)	Represents the executive officer’s base salary for a period of 12 months.
(4)	Represents the executive officer’s target bonus for a period of 12 months and assumes the change of control occurred on the first day of a fiscal year.
(5)	For termination without cause or resignation for good reason in connection with a change of control, represents (i) for stock options, the excess, if any, of the fair market value of the company’s common stock of $3.08 per share as of January 31, 2010 over the exercise price of unvested time-based and performance-based stock options existing as of January 31, 2010 and (ii) for restricted stock units, the fair market value of the company’s common stock of $3.08 per share as of January 31, 2010. For a change of control independent of termination of employment, represents (i) for stock options, the excess, if any, of the fair market value of the company’s common stock of $3.08 per share as of January 31, 2010 over the exercise price of unvested time-based stock options existing as of January 31, 2010 and (ii) for restricted stock units, the fair market value of the company’s common stock of $3.08 per share as of January 31, 2010. For additional information regarding partial and full acceleration of vesting of stock options and restricted stock units upon a change of control, see “Employment Agreements and Severance and Change of Control Benefits — Change of Control Agreements.”
(6)	Represents the estimated cost of COBRA coverage for the executive officer’s current health coverage benefits for a period of 12 months.

Carl Theobald

Executive Benefits and Payments Upon Termination	Termination Without Cause or Resignation for Good Reason (not in connection with a Change of Control or Sale of Business)	Termination Without Cause or Resignation for Good Reason (in connection with a Change of Control or Sale of Business) (1)	Change of Control or Sale of Business (2)
Compensation:
Base Salary (3)	$—	$300,000	$—
Target Incentive Bonus (4)	—	150,000	—
Equity Grants (5)	—	1,055,429	1,022,000
Benefits:
Health Benefits (6)	—	24,492	—

Total:	$—	$1,529,921	$1,022,000

(1)	Represents the benefits to which the executive officer may be entitled if the executive officer was terminated without cause or resigned for good reason within 12 months following a change of control.
(2)	Represents the benefits to which the executive officer may be entitled upon a change of control or sale of business independent of termination of employment.
(3)	Represents the executive officer’s base salary for a period of 12 months.
(4)	Represents the executive officer’s target bonus for a period of 12 months and assumes the change of control occurred on the first day of a fiscal year.
(5)	For termination without cause or resignation for good reason in connection with a change of control, represents (i) for stock options, the excess, if any, of the fair market value of the company’s common stock of $3.08 per share as of January 31, 2010 over the exercise price of unvested time-based and performance-based stock options existing as of January 31, 2010 and (ii) for restricted stock units, the fair market value of the company’s common stock of $3.08 per share as of January 31, 2010. For a change of control independent of termination of employment, represents (i) for stock options, the excess, if any, of the fair market value of the company’s common stock of $3.08 per share as of January 31, 2010 over the exercise price of unvested time-based stock options existing as of January 31, 2010 and (ii) for restricted stock units, the fair market value of the company’s common stock of $3.08 per share as of January 31, 2010. For additional information regarding partial and full acceleration of vesting of stock options and restricted stock units upon a change of control, see “Employment Agreements and Severance and Change of Control Benefits — Change of Control Agreements.”
(6)	Represents the estimated cost of COBRA coverage for the executive officer’s current health coverage benefits for a period of 12 months.

Jeremy Burton

Executive Benefits and Payments Upon Termination
Severance (1)	$787,500
Equity Grants (2)	—
Health Benefits (3)	10,514

Total:	$798,014

(1)	Represents the gross amount of severance payable to Mr. Burton over a 12 month period following the termination of his employment and one-half of Mr. Burton’s annual target bonus under the FY2010 Executive Annual Incentive Plan pursuant to the terms of his separation agreement with the company. The severance benefits were conditioned upon Mr. Burton providing a full release of claims in favor of the company and its affiliates and continued compliance with certain restrictive covenants, including non-competition and non-solicitation covenants, during the salary continuation period.
(2)	Pursuant to the terms of Mr. Burton’s separation agreement with the company, all stock options and restricted stock units held by Mr. Burton were cancelled as of his termination date.
(3)	Represents the actual cost of COBRA coverage for the executive officer’s current health coverage benefits for a period of 5 months pursuant to the terms of Mr. Burton’s separation agreement with the company. Mr. Burton became eligible for health coverage benefits from a new employer prior to the expiration of the 6 month COBRA continuation period provided under his separation agreement with the company.

René Bonvanie

Executive Benefits and Payments Upon Termination
Severance (1)	$202,500
Equity Grants (2)	—
Health Benefits (3)	1,941

Total:	$204,441

(1)	Represents the gross amount of severance payable to Mr. Bonvanie over a 6 month period following the termination of his employment and the amount of Mr. Bonvanie’s semi-annual bonus for the first half of fiscal year 2010 pursuant to the terms of his separation agreement with the company. The severance benefits were conditioned upon Mr. Bonvanie providing a full release of claims in favor of the company and its affiliates and continued compliance with certain restrictive covenants, including non-competition and non-solicitation covenants, during the salary continuation period.
(2)	Pursuant to the terms of Mr. Bonvanie’s separation agreement with the company, all stock options held by Mr. Bonvanie were cancelled as of his termination date.
(3)	Represents the actual cost of COBRA coverage for the executive officer’s current health coverage benefits for a period of 1 month pursuant to the terms of Mr. Bonvanie’s separation agreement with the company. Mr. Bonvanie became eligible for health coverage benefits from a new employer prior to the expiration of the 6 month COBRA continuation period provided under his separation agreement with the company.

Director Compensation

During fiscal year 2010, none of our non-executive directors other than Ms. Hackenson and Messrs. Crandall and Davenport received any compensation for services as a director. Mr. Troxel received compensation as an employee for occasionally providing technical services related to the support of our mainframe software products. The following table contains compensation earned by these directors during the fiscal year ended January 31, 2010. For a discussion regarding director compensation, see Item 10, “Directors, Executive Officers and Corporate Governance—Director Compensation.”

Name	Fees Earned or Paid in Cash ($)	Stock Awards (1) ($)	Option Awards (2) ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Directors:
L. Dale Crandall	$47,500	$75,000	$43,473	—	—	—	$165,973
Timothy Davenport	$41,250	$75,000	$34,750	—	—	—	$151,000
Elizabeth Hackenson	$45,000	$75,000	$44,425	—	—	—	$164,425
Douglas Troxel (3)	$25,000	—	—	—	—	$23,542	$48,542

(1)	On November 15, 2009, each of our independent directors was granted 25,000 restricted stock units pursuant to our independent director compensation program. The restricted stock units will vest on the third anniversary of the date of grant. Amounts reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 6 to the company’s Consolidated Financial Statements for the year ended January 31, 2010.
(2)

On August 25, 2009, Mr. Davenport and Ms. Hackenson were each granted, and on November 15, 2009, Mr. Crandall was granted, a time-based stock option for 15,000 shares at an exercise price of $3.00 per share, providing for the vesting of all shares on the first anniversary of the date of grant. These grants represent annual stock option grants pursuant to our independent director compensation program. Pursuant to our October 2009 option exchange, (i) each of our independent directors was granted a time-based stock option for 40,000 shares at an exercise price of $3.00 per share, providing for the vesting of 1/6th of the shares on the six-month anniversary of the date of grant and 1/36th of the shares each month thereafter, (ii) Mr. Crandall was granted a time-based stock option for 15,000 shares at an exercise price of $3.00 per share, providing for the vesting of all shares on the first anniversary of the date of grant, and (iii) Ms. Hackenson was granted a time-based stock option for 25,000 shares at an exercise price of $3.00 per share, providing for the vesting of all shares on the first anniversary of the date of grant. The stock options will expire ten years from the date of grant. Amounts reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 6 to the company’s Consolidated Financial Statements for the year ended January 31, 2010. Stock options granted in connection with our October 2009 option exchange reflect the incremental fair value of the stock options, computed as of the modification date in accordance with FASB ASC Topic 718.

(3)	Mr. Troxel received a base salary of $25,000, health coverage benefits and a matching 401(k) savings plan contribution, and reimbursement of life insurance premiums in the amount of $20,520. Mr. Troxel did not receive compensation for his services as a director.

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

Equity Compensation Plan Information

The following table contains information as of January 31, 2010 with respect to equity compensation plans under which shares of the company’s common stock are authorized for issuance.

	(A)	(B)	(C)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
Equity compensation plans approved by security holders	10,212,401	$2.76	1,997,529
Equity compensation plans not approved by security holders	—	—	—
Total	10,212,401		1,997,529

(1)	At the time of the merger, certain management participants elected to rollover options to acquire 3,946,529 shares under equity compensation plans that were in effect immediately prior to the merger. The company will not make future grants or awards under these earlier plans. The number of shares to be issued upon the exercise of rollover options outstanding as of January 31, 2010 and the weighted average exercise price of these rollover options are included in Columns A and B. For additional information regarding rollover options, see Item 11, “Executive Compensation—Employment Agreements and Severance and Change of Control Benefits—Rollover Options.”

Beneficial Ownership

The table below sets forth information regarding the estimated beneficial ownership of the shares of common stock of Serena Software, Inc. as of April 15, 2010. The table sets forth the number of shares beneficially owned, and the percentage ownership, for:

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

Except as otherwise noted below, the address for each person listed on the table is c/o Serena Software, Inc., 1900 Seaport Boulevard, Redwood City, California 94063-5587. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws.

Beneficial ownership is determined in accordance with the rules that generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares subject to options held by that person that were exercisable as of April 15, 2010 or will become exercisable within 60 days after such date are deemed outstanding, although the shares are not deemed outstanding for purposes of computing percentage ownership of any other person.

	Shares of Common Stock Beneficially Owned (1)
Name of Beneficial Owner	Number	Percent
Silver Lake funds (2)	66,100,000	67.1%
Douglas D. Troxel (3) (director and former executive officer)	30,825,780	31.3%
L. Dale Crandall (4) (director)	7,777	*
Timothy Davenport (5) (director)	7,777	*
Elizabeth Hackenson (6) (director)	7,777	*
George Kadifa (7) (director)	66,100,000	67.1%
Todd Morgenfeld (8) (director)	66,100,000	67.1%
David J. Roux (9) (director)	66,100,000	67.1%
John Nugent (10) (director and executive officer)	377,958	*
David Hurwitz (executive officer)	—	*
Edward Malysz (11) (executive officer)	60,314	*
Robert I. Pender, Jr. (12) (executive officer)	1,296,495	1.3%
Carl Theobald (13) (executive officer)	370,678	*
Jeremy Burton (former executive officer)	—	—
René Bonvanie (former executive officer)	—	—
All directors and executive officers as a group (twelve persons)	99,054,556	98.7%

*	less than 1.0%
(1)	Percentage ownership is based on 98,500,576 shares of common stock outstanding as of April 15, 2010, including 307,200 shares of restricted stock.
(2)	Includes (i) 52,441,064 shares of common stock held by Silver Lake Partners II, L.P. (“SLP II”), (ii) 158,936 shares of common stock held by Silver Lake Technology Investors II, L.P. (“SLTI II”) and (iii) 13,500,000 shares of common stock held by Serena Co-Invest Partners, L.P. (“Serena Co-Invest” and, together with SLP II and SLTI II, the “Silver Lake funds”). SLP II is also the holder of the sole outstanding share of series A preferred stock, which has preferential voting and liquidation rights, as discussed above. Silver Lake Technology Associates II, L.L.C. (“SLTA II”) is the general partner of each of the Silver Lake funds. The address for each of the entities listed in this footnote is c/o Silver Lake Partners, 2775 Sand Hill Road, Suite 100, Menlo Park, California 94025.
(3)	Includes (i) 30,005,780 shares of common stock held by Mr. Troxel as trustee of the Douglas D. Troxel Living Trust and (ii) 820,000 shares of common stock held by Mr. Troxel as trustee of the Change Happens Foundation. Mr. Troxel has the power to vote and dispose of the Change Happens Foundation shares. The address for each of the entities listed in this footnote is c/o Serena Software, Inc., 1900 Seaport Boulevard, Redwood City, California 94063-5587.
(4)	Includes 7,777 shares of common stock issuable pursuant to options that are exercisable or that will become exercisable within 60 days after April 15, 2010.
(5)	Includes 7,777 shares of common stock issuable pursuant to options that are exercisable or that will become exercisable within 60 days after April 15, 2010.
(6)	Includes 7,777 shares of common stock issuable pursuant to options that are exercisable or that will become exercisable within 60 days after April 15, 2010.

(7)	Mr. Kadifa is a director of SLTA II. Amounts disclosed for Mr. Kadifa are also included above in the amounts disclosed in the table next to “Silver Lake funds.” Mr. Kadifa disclaims beneficial ownership in any shares owned directly or indirectly by the Silver Lake funds, except to the extent of any indirect pecuniary interest therein.
(8)	Mr. Morgenfeld is a director of SLTA II. Amounts disclosed for Mr. Morgenfeld are also included above in the amounts disclosed in the table next to “Silver Lake funds.” Mr. Morgenfeld disclaims beneficial ownership in any shares owned directly or indirectly by the Silver Lake funds, except to the extent of any indirect pecuniary interest therein.
(9)	Mr. Roux is a managing director of SLTA II. Amounts disclosed for Mr. Roux are also included above in the amounts disclosed in the table next to “Silver Lake funds.” Mr. Roux disclaims beneficial ownership in any shares owned directly or indirectly by the Silver Lake funds, except to the extent of any indirect pecuniary interest therein.
(10)	Includes 377,958 shares of common stock issuable pursuant to options that are exercisable or that will become exercisable within 60 days after April 15, 2010.
(11)	Includes 60,314 shares of common stock issuable pursuant to options that are exercisable or that will become exercisable within 60 days after April 15, 2010.
(12)	Includes 989,295 shares of common stock issuable pursuant to options that are exercisable or that will become exercisable within 60 days after April 15, 2010, and 307,200 shares of restricted stock.
(13)	Includes 370,678 shares of common stock issuable pursuant to options that are exercisable or that will become exercisable within 60 days after April 15, 2010.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Certain Relationships and Related Transactions

Since February 1, 2010, there has not been, nor is there currently planned, any transaction or series of similar transactions to which we were or are a party in which the amount involved exceeds $120,000 and in which any director, executive officer or holder of more than 5% of our capital stock or any member of such persons’ immediate families had or will have a direct or indirect material interest, other than agreements and transactions described under Item 11, “Executive Compensation—Compensation Discussion and Analysis—Employment Agreements and Severance and Change of Control Benefits” and the agreement described under “Silver Lake Management Agreement” below.

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

Director Independence

Our board of directors has determined that Ms. Hackenson and Messrs. Crandall and Davenport qualify as independent directors within the meaning of Nasdaq Marketplace Rule 5605(a), which is the definition used by the board of directors for determining the independence of its directors. Ms. Hackenson and Messrs. Crandall and Davenport are our only independent directors. Mr. Morgenfeld, who is a member of our audit committee, is not independent, none of the members of our compensation committee are independent, and Messrs. Roux and Troxel, who are members of our nominating committee, are not independent. Our board of directors is not comprised of a majority of independent directors, and its committees are not comprised solely of independent directors, because we are a privately held company and not subject to applicable listing standards, the terms of the stockholders agreement require that certain members of our board of directors be comprised of persons affiliated with our company, the Silver Lake investors and the Troxel investors, and the one share of series A preferred stock held by Silver Lake Partners II, L.P. entitles the holder to designate one director with the power to cast one more vote than all votes entitled to be cast by all other directors. For a description of the terms of the stockholders agreement, see Item 10, “Directors, Executive Officers and Corporate Governance—Board Composition.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Auditors’ Fees

The following table shows the fees for professional audit services rendered by KPMG LLP for the audit of our annual financial statements and review of our interim financial statements for fiscal years 2008 and 2009 (in thousands).

Fees	2009	2010
Audit Fees (1)	$1,209	$1,114

(1)	In fiscal year 2009, consists of services rendered in connection with the audit of our annual financial statements ($1,000,000) and statutory audits ($209,000). In fiscal year 2010, consists of services rendered in connection with the audit of our annual financial statements ($950,000) and statutory audits ($164,000).

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

3. Index of Exhibits:

Exhibit No.	Exhibit Description
2.1	Agreement and Plan of Merger between Spyglass Merger Corp. and Serena Software, Inc. dated as of November 11, 2005 (incorporated by reference to Exhibit 2.1 to the registrant’s current report on Form 8-K (File No. 000-25285), filed with the SEC on November 14, 2005)

3.1	Restated Certificate of Incorporation of Serena Software, Inc. (incorporated by reference to Exhibit 3.01 to the registrant’s current report on Form 8-K (File No. 000-25285), filed with the SEC on August 21, 2006)

3.2	Bylaws of Serena Software, Inc. (incorporated by reference to Exhibit 3.02 to the registrant’s current report on Form 8-K (File No. 000-25285), filed with the SEC on August 21, 2006)

4.1	Indenture between Serena Software, Inc., Spyglass Merger Corp. and The Bank of New York, as Trustee dated March 10, 2006 (incorporated by reference to Exhibit 99.B(2) to the registrant’s amended Schedule 13E-3 (File No. 005-58055), filed with the SEC on March 15, 2006)

4.2	Registration Rights Agreement among Serena Software, Inc., Spyglass Merger Corp., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Lehman Brothers Inc. dated March 10, 2006 (incorporated by reference to Exhibit 18 to the amended Schedule 13D (File No. 005-58055), filed by Silver Lake Partners II, L.P. with the SEC on March 16, 2006)

4.3	Form of 10 3/8% Senior Subordinated Note due 2016 (included in Exhibit 4.1)

10.1	Sublease dated December 5, 2007 between Nuance Communications, Inc. and Serena Software, Inc. (for new headquarter facilities located in Redwood City, California (incorporated by reference to Exhibit 10.3 to the registrant’s annual report on Form 10-K (File No. 000-25285), filed with the SEC on April 21, 2008)

10.2	Consent to Sublease dated December 14, 2007 among VII Pac Shores Investors, LLC, Nuance Communications, Inc. and Serena Software, Inc. (for new headquarter facilities located in Redwood City, California) (incorporated by reference to Exhibit 10.4 to the registrant’s annual report on Form 10-K (File No. 000-25285), filed with the SEC on April 21, 2008)

Exhibit No.	Exhibit Description
10.3	Credit Agreement among Spyglass Merger Corp., Serena Software, Inc., Lehman Brothers Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and UBS Securities LLC, as Joint Lead Arrangers and Joint Lead Bookrunners and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Syndication Agent, UBS Securities LLC, as Documentation Agent and the Administrative Agent dated as of March 10, 2006 (incorporated by reference to Exhibit 99.B(3) to the registrant’s amended Schedule 13E-3 (File No. 005-58055), filed with the SEC on March 15, 2006)

10.4	Security Agreement among Spyglass Merger Corp., Serena Software, Inc. and Lehman Commercial Paper Inc., as Collateral Agent dated as of March 10, 2006 (incorporated by reference to Exhibit 10.28 to the registrant’s registration statement on Form S-4 (File No. 333-133641), filed by the registrant with the SEC on April 28, 2006)

10.5	Pledge Agreement among Spyglass Merger Corp., Serena Software, Inc. and Lehman Commercial Paper Inc., as Collateral Agent dated as of March 10, 2006 (incorporated by reference to Exhibit 10.29 to the registrant’s registration statement on Form S-4 (File No. 333-133641), filed by the registrant with the SEC on April 28, 2006)

10.6	Stockholders Agreement among Spyglass Merger Corp., Silver Lake Partners II, L.P., Silver Lake Technology Investors II, L.P., Serena Co-Invest Partners, L.P., Integral Capital Partners VII, L.P., Douglas D. Troxel Living Trust, Change Happens Foundation and Douglas D. Troxel dated as of March 10, 2006 (incorporated by reference to Exhibit 22 to the amended Schedule 13D (File No. 005-58055), filed by Silver Lake Partners II, L.P. with the SEC on March 16, 2006)

10.7	Management Stockholders Agreement, dated as of March 7, 2006, among Spyglass Merger Corp., Silver Lake Partners II, L.P., Silver Lake Technology Investors II, L.P. and the Initial Management Investors named therein (incorporated by reference to Exhibit 23 to the amended Schedule 13D (File No. 005-58055), filed by Silver Lake Partners II, L.P. with the SEC on March 16, 2006)

10.8	Management Agreement between Spyglass Merger Corp. and Silver Lake Technology Management, L.L.C. dated as of November 11, 2005 (incorporated by reference to Exhibit 10.19 to the registrant’s registration statement on Form S-4 (File No. 333-133641), filed by the registrant with the SEC on April 28, 2006)

10.9*	Amended and Restated 1997 Stock Option Plan (incorporated by reference to Exhibit 10.2A to the registrant’s registration statement on Form S-1 (Registration No. 333-67761), filed with the SEC on February 11, 1999)

10.10*	Form of Option Agreement under the Amended and Restated 1997 Stock Option Plan (incorporated by reference to Exhibit 10.2B to the registrant’s registration statement on Form S-1 (Registration No. 333-67761), filed with the SEC on February 11, 1999)

10.11*	Form of Stock Option Buyout under the Amended and Restated 1997 Stock Option Plan (incorporated by reference to Exhibit 10.01 to the registrant’s quarterly report on Form 10-Q (File No. 000-25285), filed by the registrant with the SEC on September 12, 2008)

10.12*	Form of Notice of Exercise under the Amended and Restated 1997 Stock Option Plan (incorporated by reference to Exhibit 10.01 to the registrant’s quarterly report on Form 10-Q (File No. 000-25285), filed by the registrant with the SEC on December 12, 2008)

10.13*	2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.24 to the registrant’s amended registration statement on Form S-4/A (File No. 333-133641), filed by the registrant with the SEC on July 28, 2006)

10.14*	Form of 2006 Stock Option Grant—Time Options (incorporated by reference to Exhibit 10.25 to the registrant’s registration statement on Form S-4 (File No. 333-133641), filed by the registrant with the SEC on April 28, 2006)

Exhibit No.	Exhibit Description
10.15*	Form of 2006 Stock Option Grant—Time/Performance Options (incorporated by reference to Exhibit 10.26 to the registrant’s registration statement on Form S-4 (File No. 333-133641), filed by the registrant with the SEC on April 28, 2006)

10.16*	Restricted Stock Agreement between Spyglass Merger Corp. and Robert I. Pender, Jr. dated as of March 10, 2006 (incorporated by reference to Exhibit 25 to the amended Schedule 13D (File No. 005-58055), filed by Silver Lake Partners II, L.P. with the SEC on March 16, 2006)

10.17*	Amended and Restated 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K (File No. 000-25285) filed by registrant with the Securities and Exchange Commission on September 24, 2009)

10.18*	Form of Time and Performance Option Agreement under the Amended and Restated 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the registrant’s current report on Form 8-K (File No. 000-25285) filed by registrant with the Securities and Exchange Commission November 5, 2009)

10.19*†	Form of Time Option Agreement under the Amended and Restated 2006 Stock Incentive Plan

10.20*	Form of Restricted Stock Unit Agreement under the Amended and Restated 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K (File No. 000-25285) filed by registrant with the Securities and Exchange Commission on September 24, 2009)

10.21*†	Employment Agreement between Serena Software, Inc. and John Nugent dated October 28, 2009

10.22*	Employment Agreement between Serena Software, Inc. and Jeremy Burton (former principal executive officer) dated February 11, 2007 (incorporated by reference to Exhibit 10.19 to the registrant’s annual report on Form 10-K (File No. 000-25285), filed by the registrant with the SEC on April 30, 2007)

10.23*	Employment Agreement between Serena Software, Inc. and Robert I. Pender, Jr. dated as of March 10, 2006 (incorporated by reference to Exhibit 10.21 to the registrant’s registration statement on Form S-4 (File No. 333-133641), filed by the registrant with the SEC on April 28, 2006)

10.24*	Amendment No. 1 to Employment Agreement between Serena Software, Inc. and Robert I. Pender, Jr. dated as of December 31, 2008 (incorporated by reference to Exhibit 10.20 to the registrant’s annual report on Form 10-K (File No. 000-25285) filed by the registrant with the SEC on May 1, 2009)

10.25*	Form of Change in Control Agreement (incorporated by reference to Exhibit 10.18 to the registrant’s annual report on Form 10-K (File No. 000-25285), filed by the registrant with the SEC on April 30, 2007)

10.26*	Form of Amendment No. 1 to Change in Control Agreement dated as of December 31, 2008 (incorporated by reference to Exhibit 10.23 to the registrant’s annual report on Form 10-K (File No. 000-25285) filed by the registrant with the SEC on May 1, 2009)

10.27*	Agreement and Release between Serena Software, Inc. and Jeremy Burton dated October 30, 2009 (incorporated by reference to Exhibit 10.05 to the registrant’s quarterly report on Form 10-Q (File No. 000-25285), filed by the registrant with the SEC on December 11, 2009)

10.28*	Agreement and Release between Serena Software, Inc. and René Bonvanie dated September 4, 2009 (incorporated by reference to Exhibit 10.04 to the registrant’s quarterly report on Form 10-Q (File No. 000-25285), filed by the registrant with the SEC on December 11, 2009)

10.29*	FY 2010 Executive Annual Incentive Plan (incorporated by reference to Exhibit 10.26 to the registrant’s annual report on Form 10-K (File No. 000-25285), filed by the registrant with the SEC on May 1, 2009)

10.30*†	FY 2011 Executive Annual Incentive Plan

Exhibit No.	Exhibit Description
12.1†	Statement of Computation of Ratio of Earnings to Fixed Charges

14.1	Financial Code of Ethics (incorporated by reference to Exhibit 14.1 to the registrant’s annual report on Form 10-K (File No. 000-25285), filed by the registrant with the SEC on April 30, 2007)

21.1†	List of Subsidiaries of Serena Software, Inc.

24.1†	Powers of Attorney (included on signature page)

31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1††	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2††	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or compensatory plan or arrangement.
†	Exhibit is filed herewith.
††	Exhibit is furnished rather than filed, and will not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 2010.

SERENA SOFTWARE, INC.

By:	/s/ JOHN NUGENT
John Nugent President and Chief Executive Officer

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints John Nugent, Robert I. Pender, Jr. and Edward Malysz, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file, any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his or her substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of April 30, 2010.

Signature	Title

/s/ JOHN NUGENT (John Nugent)	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ ROBERT I. PENDER, JR. (Robert I. Pender, Jr.)	Senior Vice President, Finance and Administration, Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ DAVID J. ROUX (David J. Roux)	Director and Chairman of the Board

/s/ L. DALE CRANDALL (L. Dale Crandall)	Director

/s/ ELIZABETH HACKENSON (Elizabeth Hackenson)	Director

/s/ GEORGE KADIFA (George Kadifa)	Director

/s/ TODD MORGENFELD (Todd Morgenfeld)	Director

/s/ TIMOTHY DAVENPORT (Timothy Davenport)	Director

/s/ DOUGLAS D. TROXEL (Douglas D. Troxel)	Director

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

    SERENA Software, Inc.:

We have audited the accompanying consolidated balance sheets of Serena Software, Inc. and subsidiaries (“the Company”) as of January 31, 2009 and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended January 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Serena Software, Inc. and subsidiaries as of January 31, 2009 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended January 31, 2010 in conformity with U.S. generally accepted accounting principles.

/s/    KPMG LLP

Mountain View, California

April 30, 2010

SERENA SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	January 31, 2009	January 31, 2010
ASSETS
Current assets
Cash and cash equivalents	$115,044	$124,996
Accounts receivable, net of allowance of $649 and $1,480 at January 31, 2009 and 2010, respectively	30,461	24,799
Deferred taxes, net	5,301	5,443
Prepaid expenses and other current assets	5,487	5,333

Total current assets	156,293	160,571
Property and equipment, net	5,084	3,213
Goodwill	462,042	464,331
Other intangible assets, net	270,044	189,331
Other assets	8,069	5,776

Total assets	$901,532	$823,222

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$2,000	$2,000
Accounts payable	2,254	1,537
Income taxes payable	12,173	5,972
Accrued expenses	21,812	24,665
Accrued interest on term loan and subordinated notes	9,276	8,764
Deferred revenue	74,499	70,620

Total current liabilities	122,014	113,558
Deferred revenue, net of current portion	7,526	8,122
Long-term liabilities	12,756	4,667
Deferred taxes	85,193	61,846
Term loan	318,000	316,000
Revolving term credit facility	65,000	65,000
Senior subordinated notes	167,383	142,952

Total liabilities	777,872	712,145

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized and no shares issued and outstanding at January 31, 2009 and 2010	—	—
Series A Preferred stock, $0.01 par value; 1 share authorized, issued and outstanding at January 31, 2009 and 2010	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 98,537,147 and 98,481,641 shares issued and outstanding at January 31, 2009 and 2010, respectively	985	985
Additional paid-in capital	510,379	512,208
Accumulated other comprehensive income	1,408	18
Accumulated deficit	(389,112)	(402,134)

Total stockholders’ equity	123,660	111,077

Total liabilities and stockholders’ equity	$901,532	$823,222

See accompanying notes to consolidated financial statements.

SERENA SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	Fiscal Years Ended January 31,
	2008	2009	2010
Revenue:
Software licenses	$78,405	$64,578	$49,397
Maintenance	155,465	161,626	152,464
Professional services	36,325	34,033	22,153

Total revenue	270,195	260,237	224,014

Cost of revenue:
Software licenses	1,861	1,935	3,253
Maintenance	15,551	15,626	12,585
Professional services	33,083	31,824	21,164
Amortization of acquired technology and impairment of intangibles	35,217	35,370	41,415

Total cost of revenue	85,712	84,755	78,417

Gross profit	184,483	175,482	145,597

Operating expenses:
Sales and marketing	78,318	76,651	57,488
Research and development	40,384	33,900	32,737
General and administrative	20,129	15,847	16,600
Amortization of intangible assets	36,813	36,812	36,813
Restructuring, acquisition and other charges	2,789	6,077	7,796
Goodwill impairment	—	326,677	—

Total operating expenses	178,433	495,964	151,434

Operating income (loss)	6,050	(320,482)	(5,837)

Other income (expense):
Interest income	1,928	1,498	437
Gain on early extinguishment of debt	—	8,707	4,602
Interest expense	(47,535)	(41,222)	(33,048)
Change in fair value of derivative instrument	(7,378)	2,639	4,277
Amortization and write-off of debt issuance costs	(1,111)	(2,070)	(2,158)

Total other income (expense)	(54,096)	(30,448)	(25,890)

Loss before income taxes	(48,046)	(350,930)	(31,727)
Income tax benefit	(20,936)	(11,424)	(18,705)

Net loss	$(27,110)	$(339,506)	$(13,022)

See accompanying notes to consolidated financial statements.

SERENA SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND ACCUMULATED OTHER COMPREHENSIVE INCOME ( LOSS)

(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 31, 2007	98,519,130	$985	$508,414	$(284)	$(22,496)	$486,619

Components of comprehensive (loss):
Net (loss)	—	—	—	—	(27,110)	(27,110)
Change in foreign currency translation	—	—	—	(647)	—	(647)

Total comprehensive (loss)	—	—	—	—	—	(27,757)
Common stock options exercised	71,707	1	89	—	—	90
Repurchase of common stock	(40,892)	(1)	(210)	—	—	(211)
Repurchases of option rights under employee stock option plan	—	—	(1,136)	—	—	(1,136)
Amortization of stock-based compensation	—	—	5,905	—	—	5,905

Balance as of January 31, 2008	98,549,945	985	513,062	(931)	(49,606)	463,510
Components of comprehensive (loss):
Net (loss)	—	—	—	—	(339,506)	(339,506)
Change in foreign currency translation	—	—	—	2,339	—	2,339

Total comprehensive (loss)	—	—	—	—	—	(337,167)
Common stock options exercised	17,720	—	31	—	—	31
Repurchase of common stock	(30,518)	—	(159)	—	—	(159)
Repurchases of option rights under employee stock option plan	—	—	(1,289)	—	—	(1,289)
Amortization of stock-based compensation	—	—	(1,618)	—	—	(1,618)
Excess tax benefit from employee stock plans	—	—	352	—	—	352

Balance as of January 31, 2009	98,537,147	985	510,379	1,408	(389,112)	123,660
Components of comprehensive (loss):
Net (loss)	—	—	—	—	(13,022)	(13,022)
Change in foreign currency translation	—	—	—	(1,390)	—	(1,390)

Total comprehensive (loss)	—	—	—	—	—	(14,412)
Common stock options exercised	6,028	—	21	—	—	21
Repurchase of common stock	(61,534)	—	(212)	—	—	(212)
Repurchases of option rights under employee stock option plan	—	—	(577)	—	—	(577)
Cash option exchange	—	—	(84)	—	—	(84)
Amortization of stock-based compensation	—	—	2,854	—	—	2,854
Excess tax benefit from employee stock plans	—	—	(173)	—	—	(173)

Balance as of January 31, 2010	98,481,641	$985	$512,208	$18	$(402,134)	$111,077

See accompanying notes to consolidated financial statements

SERENA SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Years Ended January 31,
	2008	2009	2010
Cash flows from operating activities:
Net loss	$(27,110)	$(339,506)	$(13,022)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of acquired technology and other intangibles, and impairment of other intangibles	75,214	76,358	83,538
Deferred income taxes	(22,274)	(23,612)	(26,165)
Tax benefit from employee stock plans	—	352	(173)
Gain on early extinguishment of debt	—	(8,707)	(4,602)
Interest expense on term credit facility and subordinated notes, net of interest paid	519	(1,154)	(452)
Fair market value adjustment on the interest rate swap	7,378	(2,639)	(4,277)
Amortization and write-off of debt issuance costs	1,111	2,070	2,158
Stock-based compensation	5,905	(1,618)	2,854
Acquisition, restructure and other charges	(1,685)	(500)	—
Goodwill impairment	—	326,677	—
Changes in operating assets and liabilities:
Accounts receivable	1,362	9,071	5,662
Prepaid expenses and other assets	(160)	(473)	289
Accounts payable	(278)	264	(717)
Income taxes payable	(2,178)	3,424	(4,104)
Accrued expenses	(2,562)	(1,578)	1,044
Deferred revenue	5,597	(1,973)	(3,283)

Net cash provided by operating activities	40,839	36,456	38,750

Cash flows used in investing activities:
Capital expenditures	(3,719)	(3,922)	(760)
Capital expenditures for internal use software	—	(5,783)	(3,567)
Sales of short-term and long-term investments	12	—	—
Cash paid in acquisitions, net of cash received	(377)	(1,948)	(400)

Net cash used in investing activities	(4,084)	(11,653)	(4,727)

Cash flows (used in) provided by financing activities:
Common stock repurchased under stock repurchase plans	(211)	(159)	(212)
Repurchase of option rights under employee stock option plan	(1,138)	(1,364)	(661)
Exercise of stock options under employee stock option plan	90	31	21
Principal borrowings under the term credit facility and senior subordinated notes	—	65,000	—
Principal payments under the term credit facility and senior subordinated notes, net of gains on early extinguishment of debt	(55,000)	(23,910)	(21,829)

Net cash (used in) provided by financing activities	(56,259)	39,598	(22,681)

Effect of exchange rate changes on cash	(647)	2,339	(1,390)

Net (decrease) increase in cash and cash equivalents	(20,151)	66,740	9,952
Cash and cash equivalents at beginning of period	68,455	48,304	115,044

Cash and cash equivalents at end of period	$48,304	$115,044	$124,996

Supplemental disclosures of cash flow information:
Income taxes paid, net of refunds	$1,494	$5,031	$11,288

Interest expense paid	$46,998	$42,245	$33,500

Non-cash investing and financing activity:
Non-cash consideration payable to shareholders in acquisitions	$263	$132	$—

See accompanying notes to condensed consolidated financial statements

SERENA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended January 31, 2008, 2009 and 2010

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

(b)    Spyglass Merger Corp.

On March 10, 2006, Spyglass Merger Corp., an affiliate of Silver Lake, a private equity firm, merged with and into us, a transaction we refer to in this report as the merger. Pursuant to the merger, Serena Software, Inc., or Serena, public stockholders received $24.00 in cash in exchange for each share of stock, except that certain members of our management team retained a portion of their shares of Serena common stock or options to purchase Serena common stock after the merger. As a result of the merger, our common stock ceased to be traded on the NASDAQ National Market and we became a privately-held company, with approximately 56.5% of our common stock at the time of the merger on a fully diluted basis owned by investment funds affiliated with Silver Lake.

(c)    Reclassification

A reclassification of the current portion of long-term debt from term loan to short-term debt and current portion of long term debt has been made to prior year balances in order to conform to the January 31, 2010 presentation. Such reclassification had no impact on operating income in any period reported.

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

SERENA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2008, 2009 and 2010

(1)    Description of Business and Summary of Significant Accounting Policies—(Continued)

(f)    Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. As of January 31, 2009 and 2010, cash equivalents consisted of money market funds.

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

Interest income consists principally of earnings generated from interest-bearing accounts held by the Company.

Cash equivalents consist of securities with original maturities of three months or less.

Cash and cash equivalents consisted of the following as of January 31, 2009 and 2010 (in thousands):

	As of January 31, 2009			As of January 31, 2010
	Cost	Unrealized Losses	Cost	Cost	Unrealized Losses	Market
Cash and Cash Equivalents:
Cash	$26,039	$—	$26,039	$28,820	$—	$28,820
Money Market Funds	89,005	—	89,005	96,176	—	96,176

	$115,044	$—	$115,044	$124,996	$—	$124,996

SERENA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2008, 2009 and 2010

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

	Balance at Beginning of Period	Additions- Charges to Expenses	(a) Deductions & Write- offs	Balance at End of Period
Year Ended January 31, 2008:
Allowance for doubtful accounts	$847	$297	$(117)	$1,027
Year Ended January 31, 2009:
Allowance for doubtful accounts	$1,027	$134	$(512)	$649
Year Ended January 31, 2010:
Allowance for doubtful accounts	$649	$898	$(67)	$1,480

(a)	Deductions related to the allowance for doubtful accounts represent amounts written off against the allowance.

(h)    Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, generally three to five years.

(i)    Goodwill and Other Intangible Assets

Goodwill represents the excess of cost over the fair value of net assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives and are reviewed for impairment.

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

For website development costs and the development costs related to the Company’s on-demand application services, the Company capitalizes qualifying computer software costs, incurred during the application development stage. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. The Company capitalized $5.8 million and $3.6 million of costs in the fiscal years ended January 31, 2009 and 2010, respectively. The Company has also capitalized certain other costs totaling $1.7

SERENA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2008, 2009 and 2010

(1)    Description of Business and Summary of Significant Accounting Policies—(Continued)

million, $0.0 million and $0.0 million in fiscal 2008, 2009 and 2010, respectively, associated with computer software it has acquired for internal use. These capitalized costs will be amortized on a straight line basis over the expected useful life of the software, ranging from three to five years, beginning on the date the application becomes available for its intended use.

The Company tests its long-lived assets for recoverability whenever events or changes in circumstances indicate that there carrying amounts may not be recoverable. A long-lived asset is not recoverable, and therefore subject to an impairment charge, if its carrying amount exceeds the undiscounted cash flows associated with it. In the fourth quarter of the fiscal year ended January 31, 2010, the Company discontinued marketing one of its on-demand application services and identified a triggering event for its other on-demand application services due to sales falling below expectations. As a result, the Company tested its capitalized software costs related to its on-demand application services for impairment and concluded that the carrying amount for these long-lived assets were not recoverable and were fully impaired. Accordingly, the Company recorded an impairment charge in the fourth quarter of fiscal year 2010 totaling $6.8 million.

(j)    Impairment or Disposal of Long-lived Assets

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

Goodwill is tested annually for impairment in the fourth quarter of each fiscal year, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. This determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting unit and compares it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

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

SERENA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2008, 2009 and 2010

(1)    Description of Business and Summary of Significant Accounting Policies—(Continued)

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

In June 2006, the Financial Accounting Standards Board issued a standard related to the accounting for uncertainty in income taxes, which the Company adopted. This standard clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company includes interest and penalties related to uncertain income taxes in the provision for income taxes.

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

(n)    Revenue Recognition

The Company recognizes revenue when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the fee is fixed or determinable and (4) collectibility is probable. Serena defines each of these four criteria as follows:

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

Fiscal Years Ended January 31, 2008, 2009 and 2010

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

SERENA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2008, 2009 and 2010

(1)    Description of Business and Summary of Significant Accounting Policies—(Continued)

(o)    Stock-Based Compensation

Stock-based compensation cost is measured at the grant date based on the fair value of the award. The Company has elected the graded-vesting attribution method for recognizing stock-based compensation expense over the requisite service period for each separately vesting tranche of awards as though the awards were, in substance, multiple awards.

(p)    Derivative Instruments

See Note 10 of notes to our consolidated financial statements for additional information regarding the Company’s fair value measurement of its derivative instrument. The Company utilizes this derivative instrument to enhance its ability to manage risk relating to interest rate exposure. This derivative instrument was entered into for periods consistent with the related underlying exposures and was not entered into for speculative purposes. The Company documents all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking various hedge transactions. In the second fiscal quarter ended July 31, 2006, the Company entered into an interest rate swap transaction to effectively convert the variable interest rate on a portion of its $400.0 million senior secured term loan to a fixed rate. The swap, which expired on April 10, 2010, was recorded on the balance sheet at fair value. The swap was not designated as an accounting hedge and accordingly, changes in the fair value of the derivative were recognized in the statement of operations. The notional amount of the swap was $250.0 million initially and amortized down over time to $126.0 million at the time the swap transaction expired on April 10, 2010. Under the terms of the swap, the company made interest payments based on a fixed rate equal to 5.38% and received interest payments based on the LIBOR setting rate, set in arrears.

(q)    Segment Reporting

Accounting Standards Codification (“ASC”) Topic 280, “Segment Reporting” establishes standards for the manner in which public companies report information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The method for determining what information to report is based on the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance. The Company’s chief operating decision-maker is considered to be the Company’s chief executive officer (“CEO”). The CEO reviews financial information presented on an entity level basis accompanied by disaggregated information about revenues by product type and certain information about geographic regions for purposes of making operating decisions and assessing financial performance. The entity level financial information is identical to the information presented in the accompanying consolidated statements of operations. All of the Company’s products perform similar functions, and therefore the Company only has one group of similar products and services. Therefore, the Company has determined that it operates in a single operating and reportable segment: enterprise change management software.

SERENA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2008, 2009 and 2010

(1)    Description of Business and Summary of Significant Accounting Policies—(Continued)

Geographic information

	Fiscal Years Ended January 31,
	2008	2009	2010
Revenues:
United States of America:
Software licenses	$48,600	$37,646	$32,008
Maintenance and professional services	129,868	133,252	120,848

Total United States of America	178,468	170,898	152,856

Europe and Asia:
Software licenses	29,805	26,932	17,389
Maintenance and professional services	61,922	62,407	53,769

Total Europe and Asia	91,727	89,339	71,158

Total	$270,195	$260,237	$224,014

The Company operates in the United States of America, Europe and the Asia Pacific region. In general, revenues are attributed to the country in which the contract originates.

	As of January 31,
	2009	2010
	(In thousands)
Property and equipment:
United States of America	$4,302	$2,627
Europe	782	586

Total	$5,084	$3,213

Major customers

No customer accounted for 10% or more of consolidated revenues in fiscal 2008, 2009 or 2010.

(r)    Advertising

Advertising costs are expensed as incurred. Advertising expense is included in sales and marketing expense and amounted to $6.1 million, $6.1 million and $3.8 million in the fiscal years ended January 31, 2008, 2009 and 2010, respectively.

(s)    Recently Issued Accounting Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued an amendment regarding improving disclosures about fair value measurements. This new guidance requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company does not expect adoption of this guidance to have an impact on its consolidated financial position or results of operations.

SERENA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2008, 2009 and 2010

(1)    Description of Business and Summary of Significant Accounting Policies—(Continued)

In October 2009, the FASB issued Accounting Standards Updated (“ASU”) No. 2009–13, Multiple–Deliverable Revenue Arrangements, (“ASU 2009–13”). ASU 2009–13 amends existing revenue recognition accounting pronouncements that are currently within the scope of FASB ASC Subtopic 605-25. The new standard provides accounting principles and application guidance on whether certain non-software multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and also eliminates the residual method of allocating arrangement consideration. The new guidance provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. Under the previous guidance, if the fair value of all of the undelivered elements in the arrangement was not determinable, then revenue was generally deferred until all of the items were delivered or fair value was determined. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. This guidance will not be effective for the Company until the first quarter of fiscal 2012. Early adoption is permitted. The Company is currently evaluating the potential impact of this standard on its financial position and results of operations.

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

In July 2009, the FASB released the final version of its new “Accounting Standards Codification” (“Codification”) as the single authoritative source for GAAP. While not intended to change GAAP, the Codification significantly changes the way in which the accounting literature is organized, combining all authoritative standards into a comprehensive, topically organized database. All existing accounting standard documents were superseded and all other accounting literature not included in the Codification is considered nonauthoritative, other than guidance issued by the SEC. The Codification is effective for interim and annual periods ending on or after September 15, 2009. The Company adopted the Codification beginning with our interim financial statements for the third quarter of fiscal year 2010, and there was no impact on the Company’s financial position, results of operations or cash flows.

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

SERENA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2008, 2009 and 2010

(1)    Description of Business and Summary of Significant Accounting Policies—(Continued)

The FASB issued new accounting guidance on fair value measurements. FASB ASC Topic 820 “Fair Value Measurements and Disclosures” defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. On February 1, 2008, the Company adopted the new guidance for financial assets and financial liabilities measured at fair value on a recurring basis. On February 1, 2009, the Company adopted the new guidance for non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis. In April 2009, the FASB issued additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This additional guidance is effective for the Company in the second quarter of fiscal year 2010. This includes guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of fair value measurements guidance has not had a material impact on the Company’s consolidated financial position or results of operations. See Note 10 of notes to our consolidated financial statements for further discussion regarding the adoption of this new accounting guidance and fair value measurements.

In March 2008, the FASB issued new guidance on disclosures about derivative instruments and hedging activities. This new guidance changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under ASC Topic 815 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This new guidance is effective for fiscal years and interim periods beginning after November 15, 2008. The Company adopted this guidance as of February 1, 2009, and its adoption had no effect on the Company’s financial position, results of operations or cash flows.

(2)    Property and Equipment

Property and equipment, with economic useful lives ranging from three years to seven years, consisted of the following (in thousands):

	As of January 31,
	2009	2010
Computers and equipment	$8,920	$9,289
Furniture and fixtures	7,650	7,156

	16,570	16,445
Less: accumulated depreciation	11,486	13,232

	$5,084	$3,213

Depreciation expense was $3.2 million, $4.2 million and $5.3 million in fiscal year 2008, 2009 and 2010, respectively.

(3)    Goodwill and Other Intangible Assets

(a)    Goodwill:

Goodwill is not amortized but instead are periodically tested for impairment. The annual impairment test is performed in the fourth fiscal quarter each year and has been performed in each of the fourth quarters of fiscal years 2008, 2009 and 2010. Goodwill is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. Factors the Company considers important that could trigger an impairment review include, but are not limited to, significant under-performance relative to expected, historical or projected future operating results, significant changes in the manner of the Company’s use of acquired assets

SERENA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2008, 2009 and 2010

(3)    Goodwill and Other Intangible Assets—(Continued)

or the strategy for the Company’s overall business, or significant negative economic trends. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. This determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting unit and compares it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill.

The Company completed this test during the fourth quarters of fiscal year 2008 and 2010 and did not record an impairment loss on goodwill in either of those fiscal years.

In the fourth quarter of fiscal year 2009, the Company performed its annual goodwill impairment testing on its single reporting unit. The Company used the two part test required by SFAS 142. First, to identify potential impairment, the Company compared the fair value of the reporting unit to its carrying value, including goodwill. To assist management in determining the estimated fair value of the Company’s reporting unit, the Company engaged an external valuation specialist to perform a valuation as of January 31, 2009. In estimating the fair value of the Company’s reporting unit as of January 31, 2009, the external valuation firm employed a two-step approach that used a combination of both income and market based approaches in order to determine fair value. The income approach utilized projected future cash flows of the Company while the market approach was based on company comparables and similar transactions. This analysis resulted in management concluding that goodwill was impaired requiring the Company to proceed with the second step of testing.

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

Prior to the annual goodwill impairment testing as of January 31, 2009, the Company also considered whether to test goodwill for impairment in the third quarter of fiscal year 2009 as a result of the general weakening of the worldwide economy, a continued slowdown in IT spending and a decline in the Company’s license revenue which all accelerated in the third quarter of fiscal year 2009. In the quarter ended October 31, 2008, the Company performed Step 1 of the goodwill impairment test by comparing the fair value of the reporting unit, which is the Company, to its carrying value. Because the fair value exceeded the carrying value of the reporting unit, the Company was not required to proceed to Step 2 for the goodwill impairment calculation. The Company used a combination of the market approach based on comparable company revenue and EBITDA multiples and a discounted cash flow approach to calculate the fair value of the reporting unit.

Significant assumptions and estimates are made when determining if the Company’s goodwill has been impaired or if there are indicators of impairment. The Company bases its estimates on assumptions that it believes to be reasonable, but actual future results may differ from those estimates as the assumptions used by the Company are inherently unpredictable and uncertain. These estimates include estimates of future market growth and trends, forecasted revenue and costs, expected periods of asset utilization, appropriate discount rates and other variables. If industry and economic conditions continue to deteriorate, the Company may be required to assess goodwill impairment before the fourth quarter of fiscal 2011, possibly resulting in additional impairment charges.

SERENA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2008, 2009 and 2010

(3)    Goodwill and Other Intangible Assets—(Continued)

The change in the carrying amount of goodwill for the fiscal years ended January 31, 2009 and 2010 is as follows (in thousands):

Balance as of January 31, 2008	$793,344
Purchase accounting adjustment with respect to the release of certain pre-acquisition tax reserves and valuation allowances	(4,625)
Impairment of enterprise goodwill	(326,677)

Balance as of January 31, 2009	462,042
Finalization of purchase accounting allocation with respect to the Projity acquisition	2,289

Balance as of January 31, 2010	$464,331

(b)    Other Intangible Assets:

Other intangible assets are comprised of the following (in thousands):

	As of January 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Acquired technology	$181,910	$(106,745)	$75,165
Customer relationships	278,900	(100,981)	177,919
Trademark / Trade name portfolio	14,300	(5,185)	9,115
Capitalized software	12,818	(4,973)	7,845

Total	$487,928	$(217,884)	$270,044

	As of January 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Acquired technology	$178,699	$(141,332)	$37,367
Customer relationships	278,900	(135,998)	142,902
Trademark / Trade name portfolio	14,300	(6,982)	7,318
Capitalized software	7,130	(5,386)	1,744

Total	$479,029	$(289,698)	$189,331

Estimated amortization expense:
For year ending January 31, 2011	$71,089
For year ending January 31, 2012	41,050
For year ending January 31, 2013	36,989
For year ending January 31, 2014	36,300
For year ending January 31, 2015	3,903
Thereafter	—

Total	$189,331

SERENA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2008, 2009 and 2010

(3)    Goodwill and Other Intangible Assets—(Continued)

As of January 31, 2010, the weighted average remaining amortization period for acquired technology is 12 months; trademark/trade name portfolio is 49 months; customer relationships is 49 months and capitalized software is 18 months. The total weighted average remaining amortization period for all identifiable intangible assets is 35 months. Aggregate amortization expense of acquired technology and impairment of intangibles was $35.2 million, $35.4 million and $41.4 million in the fiscal years ended January 31, 2008, 2009 and 2010, respectively. Aggregate amortization expense of other intangible assets was $36.8 million in each of the fiscal years in the three year period ended January 31, 2010. There were no impairment charges in fiscal year 2008 or 2009.

The Company tests its long-lived assets for recoverability whenever events or changes in circumstances indicate that there carrying amounts may not be recoverable. A long-lived asset is not recoverable, and therefore subject to an impairment charge, if its carrying amount exceeds the undiscounted cash flows associated with it. The Company tested its capitalized software costs related to its on-demand application services for impairment and concluded that the carrying amount for these long-lived assets were not recoverable and were fully impaired. Accordingly, the Company recorded an impairment charge in the fourth quarter of fiscal year 2010 totaling $6.8 million.

(4)    Accrued Expenses

(a)    Total Accrued Expenses

Total accrued expenses consisted of the following (in thousands):

	As of January 31,
	2009	2010
Management incentive bonuses and commissions	$5,683	$6,079
Payroll-related items	5,258	4,873
Royalties	144	275
Acquisition consideration payable	132	—
Acquisition-related charges and accruals (Note 4(b))	46	—
Restructuring charges and accruals (Note 4(c))	279	1,766
Derivative instrument	—	1,616
Other	10,270	10,056

	$21,812	$24,665

SERENA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2008, 2009 and 2010

(4)    Accrued Expenses—(Continued)

(b)    Acquisition-Related Charges and Accruals

In aggregate, the Company accrued $0.0 million, $0.2 million and $0.0 million in costs associated with acquisition-related activities during the fiscal years ended January 31, 2008, 2009 and 2010, respectively, and paid $1.4 million, $0.4 million and $0.0 million in acquisition-related charges, respectively. The nature of the acquisition-related charges and the amounts paid and accrued as of January 31, 2008, 2009 and 2010, which are included in accrued expenses, are summarized as follows (in thousands):

	Severance, payroll taxes and other employee benefits	Facilities closures	Legal and other acquisition- related costs	Total acquisition- related and restructuring charges and accruals
Balances as of January 31, 2007	$164	$314	$1,607	$2,085
Activity during the fiscal year ended January 31, 2008
Accrued	—	—	—	—
Paid	(118)	(384)	(906)	(1,408)
Adjustments (1)	(46)	341	(701)	(406)

Balances as of January 31, 2008	—	271	—	271
Activity during the fiscal year ended January 31, 2009
Accrued	—	—	163	163
Paid	—	(310)	(117)	(427)
Adjustments	—	39	—	39

Balances as of January 31, 2009	—	—	46	46
Activity during the fiscal year ended January 31, 2010
Accrued	—	—	—	—
Paid	—	—	(3)	(3)
Adjustments (2)	—	—	(43)	(43)

Balances as of January 31, 2010	$—	$—	$—	$—

(1)	Purchase accounting adjustments recorded in the fiscal year ended January 31, 2008 totaled $0.4 million and were the result of finalizing certain acquisition-related estimates associated with the Merger, and to a lesser extent, finalizing certain acquisition-related estimates associated with the Pacific Edge, Merant and Apptero acquisitions.
(2)	Purchase accounting adjustments recorded in the fiscal year ended January 31, 2010 were the result of finalizing certain acquisition-related estimates associated with the Projity acquisition.

Acquisition-related accruals at January 31, 2009 totaling $46 thousand is reflected in accrued expenses in the Company’s consolidated balance sheets. There were no acquisition-related accruals at January 31, 2010.

(c)    Restructuring Charges and Accruals:

In October 2008, and again in April 2009, September 2009 and December 2009, in response to the general weakening of the worldwide economy, an expected continued slowdown in IT spending and a decline in the Company’s license revenue, the Company announced and began to execute plans to reduce its workforce by approximately 10%, or 92 positions, 7%, or 50 positions, 7%, or 49 positions, and 2%, or 11 positions,

SERENA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2008, 2009 and 2010

(4)    Accrued Expenses—(Continued)

respectively, affecting all parts of the organization. The Company has realized and expects to continue to realize cost savings going forward as a result of these restructurings and other cost saving initiatives. These restructurings are substantially complete, and in connection with these actions, the Company recorded restructuring charges in the fiscal years ended January 31, 2009 and 2010 consisting principally of severance, payroll taxes and other employee benefits totaling $2.1 million and $3.1 million, respectively, and facilities closures, legal and other miscellaneous costs totaling $0.1 million and $2.4 million, respectively. The nature of the restructuring charges and the amounts paid and accrued as of January 31, 2009 and 2010 are summarized as follows (in thousands):

	Severance, payroll taxes and other employee benefits	Facilities closures, legal and other miscellaneous (1)	Total restructuring charges and accruals
Balances as of January 31, 2008	$—	$—	$—
Accrued	2,081	134	2,215
Paid	(1,802)	(134)	(1,936)

Balances as of January 31, 2009	279	—	279
Accrued	3,130	2,449	5,579
Paid	(3,325)	(767)	(4,092)

Balances as of January 31, 2010	$84	$1,682	$1,766

(1)	For the fiscal year ended January 31, 2009, legal and other miscellaneous costs accrued totaled $0.1 million. For the fiscal year ended January 31, 2010, contract termination costs accrued related to abandoned facilities leases totaled $2.2 million and will be paid out over the remaining lease terms ranging from 10 months to 29 months, and legal and other miscellaneous costs accrued totaled $0.2 million.

Restructuring accruals at January 31, 2009 and 2010 totaling $0.3 million and $1.8 million, respectively, are reflected in accrued expenses in the Company’s consolidated balance sheets.

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

The Company acquired 100% of Projity’s outstanding common stock. The total purchase price was $2.3 million and consisted of cash consideration of $2.2 million and acquisition costs of $0.1 million. The total allocation of the purchase price to the fair value of tangible net liabilities assumed, intangible assets and goodwill was $0.3 million, $0.5 million and $2.3 million, respectively, all net of $0.2 million allocated to deferred tax liability. The Company’s operating results on a pro forma basis giving effect to the Projity acquisition would not have differed materially from its historical operating results.

SERENA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2008, 2009 and 2010

(6)    Stock-Based Compensation

Stock-based compensation cost is typically measured at the grant date based on the fair value of the award. The Company has elected the graded-vesting attribution method for recognizing stock-based compensation expense over the requisite service period for each separately vesting tranche of awards as though the awards were, in substance, multiple awards.

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

In the quarter ended October 31, 2009, the Company completed a tender offer permitting all eligible employees and its independent directors to exchange, on a one-for-one basis, stock options granted under the 2006 Plan for new stock options granted under Serena’s Amended and Restated 2006 Stock Incentive Plan (the “Amended 2006 Plan”) having a lower exercise price and different vesting terms. Eligible optionholders exchanged part or all of their time-based options for new time-based options having a vesting period, generally, of three years and an exercise price of $3.00 per share, the fair market value of Serena’s common stock after the closing of the tender offer. New time-based options held by the Company’s independent directors have a vesting period of one year. Eligible employees who were not executive officers or officers of the Company exchanged part or all of their performance-based options for new time-based options having a vesting period of three years and an exercise price of $3.00 per share, the fair market value of Serena’s common stock after the closing of the tender offer. Executive officers and officers of the Company exchanged part or all of their performance-based options for new performance-based options having a vesting period of three years and six months, with vesting based on the achievement of EBITA targets established by Serena’s board of directors, and an exercise price of $3.00 per share, the fair market value of Serena’s common stock after the closing of the tender offer. Eligible employees holding stock options to acquire fewer than 25,000 shares of Serena common stock were offered the opportunity to sell their stock options to Serena based on a purchase price of $1.25 per share into which the options were exercisable. The stock options exchanged through the tender offer represented the right to acquire 8,640,000 shares of Serena common stock, and the stock options purchased by Serena through the tender offer represented the right to acquire 300,500 shares of Serena common stock. In aggregate, the incremental fair value from the tender offer was $4.4 million, and a total of 83 employees, or approximately 14% of the workforce, and 3 outside directors were impacted by either exchanging stock options or cashing out stock options through the tender offer.

SERENA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2008, 2009 and 2010

(6)    Stock-Based Compensation—(Continued)

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

As of January 31, 2010, a total of 13,515,536 shares of common stock were reserved for issuance upon the exercise of stock options and for the future grant of stock options or awards under the Amended 2006 Plan.

As of January 31, 2010, total unrecognized compensation costs related to unvested stock options and restricted stock was $11.0 million. Costs related to unvested stock options are expected to be recognized over a period of 3 to 3.5 years and costs related to the restricted stock are expected to be recognized over a period of 3 to 4 years from grant date.

The fair value of each stock option grant under the stock option plans is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used just prior to the completion of the tender offer for grants in the fiscal year ended January 31, 2009 and abbreviated period from February 1, 2009 through October 16, 2009 just prior to the tender offer.

	Fiscal Year Ended January 31, 2010			Fiscal Year Ended January 31, 2009 (3)
	Abbreviated Period Post Tender Offer from October 17, 2009 through January 31, 2010	Tender Offer (1)	Abbreviated Period from February 1, 2009 through October 16, 2009 Just Prior to the Tender Offer (2)
Expected life (in years)	3.0 to 4.0	3.3	3.0 to 4.0	4.0 to 5.0
Risk-free interest rate	0.2% to 1.3%	1.49%	1.6% to 2.5%	2.5% to 3.1%
Volatility	31% to 38%	41.5%	31% to 35%	25% to 33%

(1)	The fair value of each stock option grant under the tender offer was estimated on the date of grant, or option exchange, using the Black-Scholes option-pricing model for the new options net of the fair value of the old options being exchanged just immediately before the option exchange also using the Black-Scholes option-pricing model.
(2)	All options granted during the first six months of the fiscal year ended January 31, 2010 were tendered for new options or exchanged for cash in the October 2009 tender offer and none of the options granted just prior to the tender offer in the abbreviated period from August 1, 2009 through October 16, 2009 were eligible for exchange of new options or cash in the October 2009 tender offer.

SERENA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2008, 2009 and 2010

(6)    Stock-Based Compensation—(Continued)

(3)	All options granted in the fiscal year ended January 31, 2009 were tendered for new options or exchanged for cash in the October 2009 tender offer.

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions including the expected stock price volatility.

With respect to the amounts set forth above, the Company’s expected volatility is based on the combination of historical volatility of the Company’s common stock and the Company’s peer group’s common stock over the period commensurate with the expected life of the options. To assist management in determining the estimated fair value of the Company’s common stock, the Company engaged a third-party valuation specialist to perform a valuation as of October 16, 2009 in addition to the valuations that are generally performed on a semi-annual basis as of January 31 and July 31. In estimating the fair value of the Company’s common stock as of October 16, 2009 and for each semi-annual basis as of January 31 and July 31, the external valuation firm employed a two-step approach that first estimated the fair value of the Company as a whole, and then allocated the enterprise value to the Company’s common stock. The risk-free interest rates are derived from the average U.S. Treasury constant maturity rates during the period and approximate the rate in effect at the time of grant for the respective expected term. The expected terms are based on the observed and expected time to post-vesting exercise or cancellation of options. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero. The Company estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses forecasted projections to estimate pre-vesting option forfeitures and records stock-based compensation expense only for those awards that are expected to vest.

SERENA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2008, 2009 and 2010

(6)    Stock-Based Compensation—(Continued)

General Stock Option Information

The following table sets forth the summary of option activity under our stock option programs for the fiscal years ended January 31, 2009 and 2010:

	Options Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price
Balances as of January 31, 2008	947,949	14,447,394	$4.53
Granted	(657,500)	657,500	$5.45
Exercised	—	(505,970)	$2.61
Expired	—	(5,955)	$8.40
Cancelled	1,815,565	(1,815,565)	$5.07

Balances as of January 31, 2009	2,106,014	12,777,404	$4.58
Granted	(245,000)	245,000	$3.36
Exercised	—	(504,752)	$4.31
Cancelled	1,729,591	(1,729,591)	$5.04

Balances as of October 16, 2009 just prior to the October 2009 tender offer	3,590,605	10,788,061	$4.49
Options exchanged as part of the tender offer	8,640,000	(8,640,000)	$5.07
New options granted as part of the tender offer	(8,640,000)	8,640,000	$3.00
Options repurchased in the cash tender offer	—	(300,500)	$5.01
Granted	(2,690,000)	2,690,000	$3.00
Exercised	—	(37,435)	$1.25
Cancelled(1)	—	(10,801)	$1.25
Cancelled	2,916,924	(2,916,924)	$3.07
Restricted stock units granted, net of cancellations(2)	(1,820,000)	—	—

Balances as of January 31, 2010(3)	1,997,529	10,212,401	$2.76

(1)	Represents cancelled “Roll Over” options which are not returned to the available-for-grant stock option pool.
(2)	Restricted stock units granted in September 2009 and November 2009 were issued from the stock option pool. A total of 2,300,000 units were issued net of 480,000 units that were subsequently cancelled. See “Restricted Stock Units” below for further details.
(3)	The number of options vested and expected to vest as of January 31, 2010 is 9,956,582 and has a weighted average exercise price of $2.75.

SERENA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2008, 2009 and 2010

(6)    Stock-Based Compensation—(Continued)

Information regarding the stock options outstanding at January 31, 2010 is summarized as follows:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.25	1,551,573	3.47 years	$1.25	1,551,573	$1.25
$3.00	8,552,500	9.69 years	$3.00	626,960	$3.00
$5.00	36,926	0.20 years	$5.00	36,926	$5.00
$5.15	67,652	0.29 years	$5.15	67,652	$5.15
$5.20	3,750	0.81 years	$5.20	3,750	$5.20

	10,212,401	8.65 years	$2.76	2,286,861	$1.91

(1)	The table shows options without consideration of expected forfeitures. The Company estimates its forfeiture rate to be approximately 2%.

The aggregate intrinsic value for options outstanding and options exercisable as of January 31, 2010 was $3.5 and $2.9 million, respectively.

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

The following table sets forth the summary of restricted stock award activity under our restricted stock agreement for the fiscal years ended January 31, 2009 and 2010:

	Non-Vested Shares	Weighted Average Grant Date Fair Value
Balances as of January 31, 2008	307,200	$5.00
Granted	—	$—
Cancelled	—	$—

Balances as of January 31, 2009	307,200	$5.00
Granted	—	$—
Cancelled	—	$—

Balances as of January 31, 2010	307,200	$5.00

Restricted Stock Units

In September 2009 and November 2009, the Company entered into restricted stock agreements with certain of its employees. Pursuant to these agreements, these employees were issued 2,300,000 restricted stock units in

SERENA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2008, 2009 and 2010

(6)    Stock-Based Compensation—(Continued)

the aggregate of the Company’s common stock. These units are unvested and subject to each employee’s continued employment with the Company for a period of three years through September 2012 and November 2012. In addition, if the Company is subject to a “change in control” or an “initial public offering” (as defined in these agreements) while the employee remains an employee of the Company, his or her remaining unvested restricted stock units will immediately vest in part or in full depending on the price per share at the time of such event.

The following table sets forth the summary of restricted stock units activity under our restricted stock purchase agreements for the fiscal years ended January 31, 2009 and 2010:

	Non-Vested Shares	Weighted Average Grant Date Fair Value
Balances as of January 31, 2008	—	$—
Granted	—	$—
Cancelled	—	$—

Balances as of January 31, 2009	—	$—
Granted	2,300,000	$3.00
Cancelled	(480,000)	$3.00

Balances as of January 31, 2010	1,820,000	$3.00

The aggregate intrinsic value for restricted stock units outstanding as of January 31, 2010 was $5.6 million. There were no restricted stock units exercisable as of January 31, 2010.

Stock-based compensation expense for the fiscal years ended January 31, 2008, 2009 and 2010 is categorized as follows (in thousands):

	Fiscal Years Ended January 31,
	2008	2009 (1)	2010
Cost of maintenance	$114	$(48)	$86
Cost of professional services	152	(119)	52

Stock-based compensation expense (benefit) in cost of revenue	266	(167)	138

Sales and marketing	2,098	(1,046)	554
Research and development	884	(399)	769
General and administrative	2,657	(6)	1,393

Stock-based compensation expense (benefit) in operating expense	5,639	(1,451)	2,716

Total stock-based compensation expense (benefit)	5,905	(1,618)	2,854
Income tax expense (benefit)	(2,303)	631	(1,108)

Total stock-based compensation expense (benefit), net of tax	$3,602	$(987)	$1,746

(1)	In the fourth quarter of fiscal year 2009, the Company determined that the performance condition on certain performance-based options were improbable of achievement. This resulted in the reversal of all previously recorded stock-based compensation expense on such options totaling $5.1 million.

SERENA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2008, 2009 and 2010

(7) Income Taxes

Income before income taxes related to foreign operations was $10.7 million, $15.6 million and $5.5 million in fiscal 2008, 2009 and 2010, respectively. The expense (benefit) for income taxes consisted of the following (in thousands):

	Fiscal Years Ended January 31,
	2008	2009	2010
Current:
Federal	$97	$6,354	$6,472
State	36	1,420	1,262
Foreign	1,205	4,414	(274)

	1,338	12,188	7,460

Deferred:
Federal	(19,303)	(20,096)	(21,229)
State	(4,747)	(3,964)	(4,299)
Foreign	1,776	448	(637)

	(22,274)	(23,612)	(26,165)

Total income tax benefit	$(20,936)	$(11,424)	$(18,705)

The Company’s effective tax rate differs from the statutory federal income tax rate of 35% for fiscal 2008, 2009 and 2010 primarily due to the following (in thousands):

	Fiscal Years Ended January 31,
	2008	2009	2010
Tax expense (benefit) at federal statutory rate	$(16,879)	$(122,826)	$(11,105)
Research and experimentation credit	(733)	(840)	(479)
State tax, net of federal effect	(2,830)	(1,761)	(1,861)
Foreign rate differential	(1,130)	8	(2,288)
Change in reserves for uncertain tax positions	380	349	(2,496)
Impairment of goodwill and other intangibles	—	114,337	—
Other	256	(691)	(476)

Total income tax benefit	$(20,936)	$(11,424)	$(18,705)

The cumulative amount of unremitted foreign earnings that are considered to be permanently invested outside the United States and on which no U.S. taxes have been provided were approximately $27.3 million, $37.8 million and $26.1 million in fiscal 2008, 2009 and 2010, respectively. If the Company was to remit these earnings, foreign tax credits may become available under current law to reduce the resulting U.S. income tax liability. However, determination of the U.S. income tax liability if such amounts were remitted is not practicable.

SERENA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2008, 2009 and 2010

(7) Income Taxes—(Continued)

The Company’s net deferred tax assets (liabilities) are summarized as follows (in thousands):

	As of January 31,
	2009	2010
Deferred tax assets:
Allowance for doubtful accounts	$131	$309
Accrued expenses	550	2,037
Deferred revenue	4,397	2,271
State taxes	4,297	2,626
Long lived assets acquired in a business combination, net	939	544
NOL and tax credits carryforward	14,134	8,504
Other	4,321	3,215

Gross deferred tax assets	28,769	19,506
Valuation allowance	(767)	(96)

Net deferred tax assets	28,002	19,410

Deferred tax liabilities:
Long lived assets acquired in a business combination, net	(102,910)	(72,508)
Property and equipment, net	(1,122)	(235)
Other	(3,862)	(3,070)

Total deferred tax liabilities	(107,894)	(75,813)

Net deferred tax liabilities	$(79,892)	$(56,403)

The Company recorded a valuation allowance of $0.8 million and $0.1 million at January 31, 2009 and January 31, 2010, respectively. The valuation allowance increased $0.1 million for the year ended January 31, 2008, and decreased $7.0 million and $0.7 million for the years ended January 31, 2009 and 2010, respectively.

Because the Company has future reversing taxable temporary differences sufficient to recover most deductible temporary differences, a valuation allowance has only been necessary for certain net operating loss carryforwards whose realizability is limited by change of ownership rules. At January 31, 2010, the Company had U.S. federal and state net operating loss carryforwards of approximately $16.3 million and $5.5 million, respectively. The U.S. federal and state losses will begin expiring in 2020 and 2013, respectively, if not utilized. The Company’s net operating losses are limited by the annual limitations described in Section 382 of the Internal Revenue Code. At January 31, 2010, the Company had no U.S. federal tax credit carryforwards and it had state tax credit carryforwards of approximately $1.6 million. The state research and development credit carryforwards will carryforward indefinitely. At January 31, 2010, the Company also had foreign tax credits of $0.1 million, which will begin expiring in 2019.

The Company had total federal, state and foreign unrecognized tax benefits of $10.7 million and $7.8 million, including interest of $2.1 million and $1.7 million at January 31, 2009 and January 31, 2010, respectively. Of the total unrecognized tax benefits, $2.4 million and $6.0 million, if recognized, would reduce the Company’s effective tax rate in the period of recognition for the respective years.

SERENA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2008, 2009 and 2010

(7) Income Taxes—(Continued)

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

	Total Gross Unrecognized Tax Benefits, Excluding Interest
	Fiscal 2009	Fiscal 2010
Balance at beginning of year	$9,781	$8,575
Increases related to current year tax positions	374	1,224
Increases related to prior year tax positions	11	—
Decreases related to prior year tax positions	(16)	(135)
Decreases related to lapsing of statute of limitations	(1,261)	(1,054)
Decreases related to settlements with taxing authorities	(314)	(2,575)

Balance at end of year	$8,575	$6,035

The Company files tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The statute of limitations on our federal and major state tax return filings remains open for the years ended January 31, 2006 through January 31, 2009. The statute of limitations on U.K. income tax filings remains open for the years ended January 31, 1999 through January 31, 2009. Over the next twelve months, the Company expects a decrease of $2.2 million in its unrecognized tax benefits as a result of expiring statutes and audit settlements.

SERENA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2008, 2009 and 2010

(8)    Commitments and Contingencies

(a)    Leases and debt

The Company has non-cancelable operating lease agreements for office space that expire between calendar 2010 and 2012. Minimum payments including operating leases and debt for the five succeeding years as of January 31, 2010, are as follows (in thousands):

	Payment Due by Period (2)
	Total	Fiscal year ended January 31,					Thereafter
		2011	2012	2013	2014	2015
Operating lease obligations	$6,599	$4,067	$2,171	$361	$—	$—	$—
Credit Facility:
Senior secured term loan due March 10, 2013	318,000	2,000	—	—	316,000	—	—
Revolving term credit facility due March 10, 2012	65,000	—	—	65,000	—	—	—
Senior subordinated notes due March 15, 2016	142,952	—	—	—	—	—	142,952
Scheduled interest on debt (1)	117,923	25,216	23,591	22,132	15,574	14,831	16,579

	$650,474	$31,283	$25,762	$87,493	$331,574	$14,831	$159,531

(1)	Scheduled interest on debt is calculated through the instruments due date and assumes no principal paydowns or borrowings. Scheduled interest on debt includes the seven year senior secured term loan due March 10, 2013 at an annual rate of 2.25656%, which is the rate in effect as of January 31, 2010, the fully drawn six year term credit facility due March 10, 2012 at an annual rate of 2.50656%, which is the rate in effect as of January 31, 2010, the ten year senior subordinated notes due March 15, 2016 at the stated annual rate of 10.375%, and the fair value of the derivative instrument as of January 31, 2010 totaling $1.6 million.
(2)	This table excludes the Company’s unrecognized tax benefits totaling $7.8 million as of January 31, 2010 since the Company has determined that the timing of payments with respect to these liabilities cannot be reasonably estimated.

Rent expense was $6.4 million, $6.6 million and $5.5 million for the fiscal years ended January 31, 2008, 2009 and 2010, respectively.

(b)    Licensing and Other Agreements

The Company has commitments under licensing agreements that provide for payments based on revenues of certain products. For the fiscal years ended January 31, 2008, 2009 and 2010, the Company’s fees paid or accrued under these license agreements were $1.4 million, $0.9 million and $1.0 million, respectively.

(c)    Customer Indemnification

From time to time, the Company agrees to indemnify its customers against liability if the Company’s products infringe a third party’s intellectual property rights. As of January 31, 2010, the Company was not subject to any pending litigation alleging that the Company’s products infringe the intellectual property rights of any third parties.

SERENA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2008, 2009 and 2010

(9)    Debt

Debt as of January 31, 2009 and 2010 consists of the following (in thousands):

	As of January 31,
	2009	2010
Senior secured term loan, due March 10, 2013, three-month LIBOR plus 2.00%	$320,000	$318,000
Revolving term credit facility, due March 10, 2012, three-month LIBOR plus 2.25%	65,000	65,000
Senior subordinated notes, due March 15, 2016, 10.375%	167,383	142,952

Total long-term debt	552,383	525,952
Less current portion	2,000	2,000

Total long-term debt, less current portion	$550,383	$523,952

Senior Secured Credit Agreement

In connection with the consummation of the Merger, the Company entered into a senior secured credit agreement pursuant to a debt commitment we obtained from affiliates of the initial purchasers of our senior subordinated notes (“the Credit Facility”).

General. The borrower under the Credit Facility initially was Spyglass Merger Corp. and immediately following completion of the Merger became Serena. The Credit Facility provides for (1) a seven-year term loan in the amount of $400.0 million amortizing at a rate of 1.00% per year on a quarterly basis for the first six and three-quarters years after the closing date of the Merger, with the balance paid at maturity, and (2) a six-year revolving Credit Facility that permits loans in an aggregate amount of up to $65.0 million, including a letter of Credit Facility and a swing line facility. In addition, subject to certain terms and conditions, the Credit Facility provides for one or more uncommitted incremental term loan or revolving credit facilities in an aggregate amount not to exceed $150.0 million. Proceeds of the term loan on the initial borrowing date were used to partially finance the Merger, to refinance certain indebtedness of Serena and to pay fees and expenses incurred in connection with the Merger. Proceeds of the revolving Credit Facility have been and any incremental facilities will be used for working capital and general corporate purposes of the Company and its restricted subsidiaries.

In the quarters ended July 31, 2006, April 30, 2007, January 31, 2008 and April 30, 2009, the Company made principal payments on the $400 million senior secured term loan totaling $25 million, $30 million, $25 million and $2 million, respectively.

In April 2010, subsequent to the fiscal year ended January 31, 2010, the Company made a mandatory principal payment totaling $2 million on the senior secured term loan and a voluntary principal payment totaling $30 million on the revolving term credit facility.

The revolving term credit facility bears an annual commitment fee of 0.50% on the undrawn portion of that facility commencing on the date of execution and delivery of the senior secured credit agreement. As a result of the Company borrowing $65.0 million under the revolving term Credit Facility in the fiscal quarter ended October 31, 2008 and Lehman Commercial Paper, Inc. (“LCPI”) becoming a defaulting lender due to its failure to fund its loan commitment, the annual commitment fee of 0.50% was not payable pursuant to the terms of the senior secured credit agreement until April 2010, when a $30 million portion of the loans under the revolving Credit Facility was repaid.

SERENA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2008, 2009 and 2010

(9)    Debt—(Continued)

Senior Subordinated Notes

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

In the fiscal year ended January 31, 2010, the Company repurchased, in six separate privately negotiated transactions, an aggregate of $24.4 million of principal amount of its original outstanding $200.0 million senior subordinated notes. The repurchases resulted in a gain of $4.6 million from the extinguishment of debt in the fiscal year ended January 31, 2010.

The Company may from time to time repurchase its senior subordinated notes in open market or privately negotiated purchases or otherwise.

Debt Covenants

The senior subordinated notes and the Credit Facility contain various covenants including limitations on additional indebtedness, capital expenditures, restricted payments, the incurrence of liens, transactions with affiliates and sales of assets. In addition, the Credit Facility requires the Company to comply with certain financial covenants, including leverage and interest coverage ratios and capital expenditure limitations. The Company was in compliance with all of the covenants of the Credit Facility as of January 31, 2010.

The Company’s senior secured credit agreement requires the Company to maintain a rolling twelve-month consolidated Adjusted EBITDA to consolidated Interest Expense ratio of a minimum of 2.00x at the end of each quarter beginning with the fiscal year ending January 31, 2010. Consolidated Interest Expense is defined in the senior secured credit agreement as consolidated cash interest expense less cash interest income and is further adjusted for certain non-cash interest expenses and other items. The Company is also required to maintain a rolling twelve-month consolidated Total Debt to consolidated Adjusted EBITDA ratio of a maximum of 5.50x at the end of each quarter beginning with the fiscal year ending January 31, 2010 until it decreases to 5.00x by the end of the fiscal year ending January 31, 2011. Consolidated Total Debt is defined in the senior secured credit agreement as total debt other than certain indebtedness and is reduced by the amount of cash and cash equivalents on our consolidated balance sheet in excess of $5.0 million. As of January 31, 2010, our consolidated Total Debt was $406.0 million, consisting of total debt other than certain indebtedness totaling $526.0 million, net of cash and cash equivalents in excess of $5.0 million totaling $120.0 million. Failure to satisfy these ratio

SERENA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2008, 2009 and 2010

(9)    Debt—(Continued)

requirements would constitute a default under the senior secured credit agreement. If the Company’s lenders failed to waive any such default, our repayment obligations under the senior secured credit agreement could be accelerated, which would also constitute a default under the indenture governing the senior subordinated notes.

The Company’s ability to incur additional debt and make certain restricted payments under the indenture governing the senior subordinated notes, subject to specified exceptions, is tied to an Adjusted EBITDA to fixed charges ratio of at least 2.0x, except that we may incur certain debt and make certain restricted payments and certain permitted investments without regard to the ratio, such as the Company’s ability to incur up to an aggregate principal amount of $625.0 million under our senior secured credit agreement (subject to reduction for mandatory prepayments under our senior secured credit agreement and inclusive of amounts outstanding under our senior secured credit agreement from time to time; as of January 31, 2010, we had $318.0 million outstanding under our term loan and $65.0 million under our revolving credit facility), to acquire persons engaged in a similar business that become restricted subsidiaries and to make other investments equal to the greater of $25.0 million or 2% of our consolidated assets. Fixed charges is defined in the indenture governing the senior subordinated notes as consolidated Interest Expense less interest income, adjusted for acquisitions, and further adjusted for non-cash interest expense.

(10)    Fair Value Measurement

As described in Notes 1(r) and 1(u) of notes to our consolidated financial statements, the Company adopted the provisions of FASB ASC Topic 820 “Fair Value Measurements and Disclosures” on February 1, 2008 with respect to financial assets and financial liabilities measured at fair value on a recurring basis, on February 1, 2009 with respect to non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis, and on May 1, 2009 with respect to estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. The adoption of FASB ASC Topic 820 did not have a material impact on our consolidated financial statements. The Company recorded no change to its opening balance of retained earnings as of February 1, 2008 as it did not have any financial instruments requiring retrospective application under the provisions of FASB ASC Topic 820.

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

SERENA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2008, 2009 and 2010

(10)    Fair Value Measurement—(Continued)

Item Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at January 31, 2010 consistent with the fair value hierarchy provisions of FASB ASC Topic 820 (in thousands):

Description	Estimated Fair Value at January 31, 2010	Fair Value Measurement at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$96,176	$96,176	$—	$—

Total Assets	$96,176	$96,176	$—	$—

Liabilities:
Derivative instrument(1)	$1,616	$—	$1,616	$—

Total Liabilities	$1,616	$—	$1,616	$—

(1)	Included in accrued expenses in the consolidated balance sheet. See Management’s Discussion and Analysis of Financial Condition and Results of Operations—Other Income (Expense)—Change in Fair Value of Derivative Instrument, for further discussion regarding the derivative instrument.

At January 31, 2010, the Company did not have any assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

Fair Value of Financial Instruments

The carrying amount of the Company’s financial instruments including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their respective fair values because of the relatively short period of time between origination of the instruments and their expected realization. The fair value of the Company’s senior secured term loan and revolving term credit facility approximate their respective carrying amounts because these instruments include LIBOR-based interest rates that are variable and fluctuate based on market conditions.

The estimated fair values of certain of the Company’s long-term debt obligations based on quoted market prices in effect as of January 31, 2009 and January 31, 2010 are as follows:

	Carrying Amount	Fair Value
	(In thousands)
As of January 31, 2009:
10.375% Senior Subordinated Notes due 2016	$167,383	$97,082
As of January 31, 2010:
10.375% Senior Subordinated Notes due 2016	$142,952	$135,804

Financial instruments that potentially subject us to credit risk consist of cash and cash equivalents, and trade accounts receivable. The Company maintains the majority of its cash and cash equivalents balances with recognized financial institutions which follow the Company’s investment policy. The Company has not experienced any

SERENA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2008, 2009 and 2010

(10)    Fair Value Measurement—(Continued)

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

LIST OF EXHIBITS

Exhibit No.	Exhibit Description
2.1	Agreement and Plan of Merger between Spyglass Merger Corp. and Serena Software, Inc. dated as of November 11, 2005 (incorporated by reference to Exhibit 2.1 to the registrant’s current report on Form 8-K (File No. 000-25285), filed with the SEC on November 14, 2005)

3.1	Restated Certificate of Incorporation of Serena Software, Inc. (incorporated by reference to Exhibit 3.01 to the registrant’s current report on Form 8-K (File No. 000-25285), filed with the SEC on August 21, 2006)

3.2	Bylaws of Serena Software, Inc. (incorporated by reference to Exhibit 3.02 to the registrant’s current report on Form 8-K (File No. 000-25285), filed with the SEC on August 21, 2006)

4.1	Indenture between Serena Software, Inc., Spyglass Merger Corp. and The Bank of New York, as Trustee dated March 10, 2006 (incorporated by reference to Exhibit 99.B(2) to the registrant’s amended Schedule 13E-3 (File No. 005-58055), filed with the SEC on March 15, 2006)

4.2	Registration Rights Agreement among Serena Software, Inc., Spyglass Merger Corp., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Lehman Brothers Inc. dated March 10, 2006 (incorporated by reference to Exhibit 18 to the amended Schedule 13D (File No. 005-58055), filed by Silver Lake Partners II, L.P. with the SEC on March 16, 2006)

4.3	Form of 10 3/8% Senior Subordinated Note due 2016 (included in Exhibit 4.1)

10.1	Sublease dated December 5, 2007 between Nuance Communications, Inc. and Serena Software, Inc. (for new headquarter facilities located in Redwood City, California (incorporated by reference to Exhibit 10.3 to the registrant’s annual report on Form 10-K (File No. 000-25285), filed with the SEC on April 21, 2008)

10.2	Consent to Sublease dated December 14, 2007 among VII Pac Shores Investors, LLC, Nuance Communications, Inc. and Serena Software, Inc. (for new headquarter facilities located in Redwood City, California) (incorporated by reference to Exhibit 10.4 to the registrant’s annual report on Form 10-K (File No. 000-25285), filed with the SEC on April 21, 2008)

10.3	Credit Agreement among Spyglass Merger Corp., Serena Software, Inc., Lehman Brothers Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and UBS Securities LLC, as Joint Lead Arrangers and Joint Lead Bookrunners and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Syndication Agent, UBS Securities LLC, as Documentation Agent and the Administrative Agent dated as of March 10, 2006 (incorporated by reference to Exhibit 99.B(3) to the registrant’s amended Schedule 13E-3 (File No. 005-58055), filed with the SEC on March 15, 2006)

10.4	Security Agreement among Spyglass Merger Corp., Serena Software, Inc. and Lehman Commercial Paper Inc., as Collateral Agent dated as of March 10, 2006 (incorporated by reference to Exhibit 10.28 to the registrant’s registration statement on Form S-4 (File No. 333-133641), filed by the registrant with the SEC on April 28, 2006)

10.5	Pledge Agreement among Spyglass Merger Corp., Serena Software, Inc. and Lehman Commercial Paper Inc., as Collateral Agent dated as of March 10, 2006 (incorporated by reference to Exhibit 10.29 to the registrant’s registration statement on Form S-4 (File No. 333-133641), filed by the registrant with the SEC on April 28, 2006)

10.6	Stockholders Agreement among Spyglass Merger Corp., Silver Lake Partners II, L.P., Silver Lake Technology Investors II, L.P., Serena Co-Invest Partners, L.P., Integral Capital Partners VII, L.P., Douglas D. Troxel Living Trust, Change Happens Foundation and Douglas D. Troxel dated as of March 10, 2006 (incorporated by reference to Exhibit 22 to the amended Schedule 13D (File No. 005-58055), filed by Silver Lake Partners II, L.P. with the SEC on March 16, 2006)

Exhibit No.	Exhibit Description
10.7	Management Stockholders Agreement, dated as of March 7, 2006, among Spyglass Merger Corp., Silver Lake Partners II, L.P., Silver Lake Technology Investors II, L.P. and the Initial Management Investors named therein (incorporated by reference to Exhibit 23 to the amended Schedule 13D (File No. 005-58055), filed by Silver Lake Partners II, L.P. with the SEC on March 16, 2006)

10.8	Management Agreement between Spyglass Merger Corp. and Silver Lake Technology Management, L.L.C. dated as of November 11, 2005 (incorporated by reference to Exhibit 10.19 to the registrant’s registration statement on Form S-4 (File No. 333-133641), filed by the registrant with the SEC on April 28, 2006)

10.9*	Amended and Restated 1997 Stock Option Plan (incorporated by reference to Exhibit 10.2A to the registrant’s registration statement on Form S-1 (Registration No. 333-67761), filed with the SEC on February 11, 1999)

10.10*	Form of Option Agreement under the Amended and Restated 1997 Stock Option Plan (incorporated by reference to Exhibit 10.2B to the registrant’s registration statement on Form S-1 (Registration No. 333-67761), filed with the SEC on February 11, 1999)

10.11*	Form of Stock Option Buyout under the Amended and Restated 1997 Stock Option Plan (incorporated by reference to Exhibit 10.01 to the registrant’s quarterly report on Form 10-Q (File No. 000-25285), filed by the registrant with the SEC on September 12, 2008)

10.12*	Form of Notice of Exercise under the Amended and Restated 1997 Stock Option Plan (incorporated by reference to Exhibit 10.01 to the registrant’s quarterly report on Form 10-Q (File No. 000-25285), filed by the registrant with the SEC on December 12, 2008)

10.13*	2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.24 to the registrant’s amended registration statement on Form S-4/A (File No. 333-133641), filed by the registrant with the SEC on July 28, 2006)

10.14*	Form of 2006 Stock Option Grant — Time Options (incorporated by reference to Exhibit 10.25 to the registrant’s registration statement on Form S-4 (File No. 333-133641), filed by the registrant with the SEC on April 28, 2006)

10.15*	Form of 2006 Stock Option Grant — Time/Performance Options (incorporated by reference to Exhibit 10.26 to the registrant’s registration statement on Form S-4 (File No. 333-133641), filed by the registrant with the SEC on April 28, 2006)

10.16*	Restricted Stock Agreement between Spyglass Merger Corp. and Robert I. Pender, Jr. dated as of March 10, 2006 (incorporated by reference to Exhibit 25 to the amended Schedule 13D (File No. 005-58055), filed by Silver Lake Partners II, L.P. with the SEC on March 16, 2006)

10.17*	Amended and Restated 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K (File No. 000-25285) filed by registrant with the Securities and Exchange Commission on September 24, 2009)

10.18*	Form of Time and Performance Option Agreement under the Amended and Restated 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the registrant’s current report on Form 8-K (File No. 000-25285) filed by registrant with the Securities and Exchange Commission November 5, 2009)

10.19*†	Form of Time Option Agreement under the Amended and Restated 2006 Stock Incentive Plan

10.20*	Form of Restricted Stock Unit Agreement under the Amended and Restated 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K (File No. 000-25285) filed by registrant with the Securities and Exchange Commission on September 24, 2009)

10.21*†	Employment Agreement between Serena Software, Inc. and John Nugent dated October 28, 2009

Exhibit No.	Exhibit Description
10.22*	Employment Agreement between Serena Software, Inc. and Jeremy Burton (former principal executive officer) dated February 11, 2007 (incorporated by reference to Exhibit 10.19 to the registrant’s annual report on Form 10-K (File No. 000-25285), filed by the registrant with the SEC on April 30, 2007)

10.23*	Employment Agreement between Serena Software, Inc. and Robert I. Pender, Jr. dated as of March 10, 2006 (incorporated by reference to Exhibit 10.21 to the registrant’s registration statement on Form S-4 (File No. 333-133641), filed by the registrant with the SEC on April 28, 2006)

10.24*	Amendment No. 1 to Employment Agreement between Serena Software, Inc. and Robert I. Pender, Jr. dated as of December 31, 2008 (incorporated by reference to Exhibit 10.20 to the registrant’s annual report on Form 10-K (File No. 000-25285), filed by the registrant with the SEC on May 1, 2009)

10.25*	Form of Change in Control Agreement (incorporated by reference to Exhibit 10.18 to the registrant’s annual report on Form 10-K (File No. 000-25285), filed by the registrant with the SEC on April 30, 2007)

10.26*	Form of Amendment No. 1 to Change in Control Agreement dated as of December 31, 2008 (incorporated by reference to Exhibit 10.23 to the registrant’s annual report on Form 10-K (File No. 000-25285), filed by the registrant with the SEC on May 1, 2009)

10.27*	Agreement and Release between Serena Software, Inc. and Jeremy Burton dated October 30, 2009 (incorporated by reference to Exhibit 10.05 to the registrant’s quarterly report on Form 10-Q (File No. 000-25285), filed by the registrant with the SEC on December 11, 2009)

10.28*	Agreement and Release between Serena Software, Inc. and René Bonvanie dated September 4, 2009 (incorporated by reference to Exhibit 10.04 to the registrant’s quarterly report on Form 10-Q (File No. 000-25285), filed by the registrant with the SEC on December 11, 2009)

10.29*	FY 2010 Executive Annual Incentive Plan (incorporated by reference to Exhibit 10.26 to the registrant’s annual report on Form 10-K (File No. 000-25285), filed by the registrant with the SEC on May 1, 2009)

10.30*†	FY 2011 Executive Annual Incentive Plan

12.1†	Statement of Computation of Ratio of Earnings to Fixed Charges

14.1	Financial Code of Ethics (incorporated by reference to Exhibit 14.1 to the registrant’s annual report on Form 10-K (File No. 000-25285), filed by the registrant with the SEC on April 30, 2007)

21.1†	List of Subsidiaries of Serena Software, Inc.

24.1†	Powers of Attorney (included on signature page)

31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1††	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2††	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or compensatory plan or arrangement.
†	Exhibit is filed herewith.
††	Exhibit is furnished rather than filed, and will not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.