Form 10-Q
period 2010-04-30
SERENA SOFTWARE INC
filed 2010-06-14
CIK 1073967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2010

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

As of May 31, 2010, 98,502,306 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SERENA SOFTWARE, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	April 30, 2010	January 31, 2010
ASSETS
Current assets
Cash and cash equivalents	$99,389	$124,996
Accounts receivable, net of allowance of $1,358 and $1,480 at April 30, 2010 and January 31, 2010, respectively	19,092	24,799
Deferred taxes, net	5,450	5,443
Prepaid expenses and other current assets	5,258	5,333

Total current assets	129,189	160,571
Property and equipment, net	2,982	3,213
Goodwill	464,331	464,331
Other intangible assets, net	171,262	189,331
Other assets	5,311	5,776

TOTAL ASSETS	$773,075	$823,222

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$—	$2,000
Accounts payable	1,789	1,573
Income taxes payable	7,653	5,972
Accrued expenses	18,476	24,665
Accrued interest on term loan and subordinated notes	4,605	8,764
Deferred revenue	71,501	70,620

Total current liabilities	104,024	113,558
Deferred revenue, less current portion	8,064	8,122
Long-term liabilities	3,459	4,667
Deferred taxes	55,138	61,846
Term loan	316,000	316,000
Revolving term credit facility	35,000	65,000
Senior subordinated notes	142,952	142,952

Total liabilities	664,637	712,145

Commitments and contingencies:
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized and no shares issued and outstanding at April 30, 2010 and January 31, 2010	—	—
Series A Preferred stock, $0.01 par value; 1 share authorized, issued and outstanding at April 30, 2010 and January 31, 2010	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 98,500,576 and 98,481,641 shares issued and outstanding at April 30, 2010 and January 31, 2010, respectively	985	985
Additional paid-in capital	513,399	512,208
Accumulated other comprehensive income	349	18
Accumulated deficit	(406,295)	(402,134)

Total stockholders’ equity	108,438	111,077

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$773,075	$823,222

See accompanying notes to condensed consolidated financial statements.

SERENA SOFTWARE, INC.

Condensed Consolidated Statements of Operations

For the Three Months Ended April 30, 2010 and 2009

(In thousands)

(Unaudited)

	Three Months Ended April 30,
	2010	2009
Revenue:
Software licenses	$11,412	$9,467
Maintenance	35,581	36,729
Professional services	4,632	6,588

Total revenue	51,625	52,784

Cost of revenue:
Software licenses	300	630
Maintenance	2,885	3,216
Professional services	4,174	6,142
Amortization of acquired technology	8,696	8,346

Total cost of revenue	16,055	18,334

Gross profit	35,570	34,450

Operating expenses:
Sales and marketing	13,623	14,976
Research and development	8,340	8,360
General and administrative	4,657	4,085
Amortization of intangible assets	9,203	9,203
Restructuring, acquisition and other charges	2,170	1,851

Total operating expenses	37,993	38,475

Operating loss	(2,423)	(4,025)

Other income (expense):
Interest income	35	213
Gain on early extinguishment of debt	—	3,564
Interest expense	(7,175)	(8,666)
Change in the fair value of the derivative instrument	1,616	414
Amortization and write off of debt issuance costs	(433)	(632)

Total other income (expense)	(5,957)	(5,107)

Loss before income taxes	(8,380)	(9,132)
Income tax benefit	(4,219)	(4,317)

Net loss	$(4,161)	$(4,815)

See accompanying notes to condensed consolidated financial statements.

SERENA SOFTWARE, INC.

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended April 30, 2010 and 2009

(In thousands)

(Unaudited)

	Three Months Ended April 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(4,161)	$(4,815)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of acquired technology and other intangibles	18,636	18,784
Deferred income taxes	(6,716)	(6,870)
Gain on early extinguishment of debt	—	(3,564)
Interest expense on term credit facility and subordinated notes, net of interest paid	(4,140)	(4,735)
Fair market value adjustment on the interest rate swap	(1,616)	(414)
Amortization and write off of debt issuance costs	433	632
Stock-based compensation	1,197	(1)
Changes in operating assets and liabilities:
Accounts receivable	5,707	7,961
Prepaid expenses and other assets	107	169
Accounts payable	160	(552)
Income taxes payable	588	(4,006)
Accrued expenses and other liabilities	(4,642)	(2,029)
Deferred revenue	823	1,340

Net cash provided by operating activities	6,376	1,900

Cash flows used in investing activities:
Capital expenditures	(240)	(241)
Capital expenditures for internal use software	(70)	(1,208)
Cash paid in acquisitions, net of cash received	—	(200)

Net cash used in investing activities	(310)	(1,649)

Cash flows used in financing activities:
Common stock repurchased under stock repurchase plans	—	(212)
Repurchase of option rights under employee stock option plan	(29)	(23)
Exercise of stock options under employee stock option plan	24	—
Principal payments and early extinguishments under the term credit facility and senior subordinated notes	(32,000)	(7,291)

Net cash used in financing activities	(32,005)	(7,526)

Effect of exchange rate changes on cash and cash equivalents	332	(420)

Net decrease in cash and cash equivalents	(25,607)	(7,695)
Cash and cash equivalents at beginning of period	124,996	115,044

Cash and cash equivalents at end of period	$99,389	$107,349

Supplemental disclosures of cash flow information:
Income taxes paid, net of refunds	$1,215	$6,618

Interest expense paid	$11,315	$13,376

Non-cash investing and financing activity:
Consideration payable to shareholders in acquisitions	$—	$132

See accompanying notes to condensed consolidated financial statements.

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)	Description of Business and Summary of Significant Accounting Policies

(a) Description of Business

SERENA Software, Inc. (“SERENA” or the “Company”) is the largest global independent software company in terms of revenue focused solely on managing change across information technology, or IT, environments. The Company’s products and services are used to manage and control change in mission critical technology and business process applications. The Company’s software configuration management, or SCM, business process management, or BPM, helpdesk and requirements management solutions enable its customers to improve process consistency, enhance software integrity, mitigate risks, support regulatory compliance and boost productivity. The Company’s revenue is generated by software licenses, maintenance contracts and professional services. The Company’s software products are typically embedded within its customers’ IT environments, and are generally accompanied by renewable annual maintenance contracts.

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

(c) Significant Accounting Policies

The Company’s significant accounting policies are described in the notes to the Company’s consolidated financial statements, included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2010 filed with the Securities and Exchange Commission (“SEC”) on April 30, 2010. There have been no changes to the Company’s significant accounting policies.

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

2006 Stock Incentive Plan

Following the completion of the Merger, the Company established a new stock incentive plan, the 2006 Stock Incentive Plan (the “2006 Plan”), governing, among other things, the grant of options, restricted stock bonuses, and other forms of share-based payments covering shares of the Company’s common stock to our

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

employees (including officers), directors and consultants. As of the date of the Merger, 13,515,536 shares of common stock were reserved for issuance under the 2006 Plan. Each award under the 2006 Plan will specify the applicable exercise or vesting period, the applicable exercise or purchase price, and such other terms and conditions as deemed appropriate. Stock options granted under the 2006 Plan are either “time options” that will vest and become exercisable over a four-year period or “time and performance options” that will vest based on the achievement of certain performance targets over a five-year period following the date of grant. All options granted under the 2006 Plan will expire not later than ten years from the date of grant, but generally will terminate earlier upon termination of employment. In the event of a sale of substantially all of the assets of the Company, or a merger or acquisition of the Company, the Board of Directors may provide that awards granted under the 2006 Plan will be cashed out, continued, replaced with new awards that substantially preserve the terms of the original awards, or terminated, with acceleration of vesting of the original awards determined at the discretion of the Board of Directors.

In the quarter ended October 31, 2009, the Company completed a tender offer permitting all eligible employees and its independent directors to exchange, on a one-for-one basis, stock options granted under the 2006 Plan for new stock options granted under Serena’s Amended and Restated 2006 Stock Incentive Plan (the “Amended 2006 Plan”) having a lower exercise price and different vesting terms. Eligible optionholders exchanged part or all of their time-based options for new time-based options having a vesting period, generally, of three years and an exercise price of $3.00 per share, the fair market value of Serena’s common stock after the closing of the tender offer. New time-based options held by the Company’s independent directors have a vesting period of one year. Eligible employees who were not executive officers or officers of the Company exchanged part or all of their performance-based options for new time-based options having a vesting period of three years and an exercise price of $3.00 per share, the fair market value of Serena’s common stock after the closing of the tender offer. Executive officers and officers of the Company exchanged part or all of their performance-based options for new performance-based options having a vesting period of three years and six months, with vesting based on the achievement of EBITA targets established by Serena’s board of directors, and an exercise price of $3.00 per share, the fair market value of Serena’s common stock after the closing of the tender offer. Eligible employees holding stock options to acquire fewer than 25,000 shares of Serena common stock were offered the opportunity to sell their stock options to Serena based on a purchase price of $1.25 per share into which the options were exercisable. The stock options exchanged through the tender offer represented the right to acquire 8,640,000 shares of Serena common stock, and the stock options purchased by Serena through the tender offer represented the right to acquire 300,500 shares of Serena common stock. In aggregate, the incremental fair value from the tender offer was $4.4 million, and a total of 83 employees, or approximately 14% of the workforce, and 3 outside directors either exchanged stock options or cashed out stock options through the tender offer.

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

As of April 30, 2010, a total of 12,086,901 shares of common stock were reserved for issuance upon the exercise of stock options and for the future grant of stock options or awards under the Amended 2006 Plan.

As of April 30, 2010, total unrecognized compensation costs related to unvested stock options and restricted stock was $10.0 million. Costs related to unvested stock options are expected to be recognized over a period of 3 to 3.5 years and costs related to the restricted stock are expected to be recognized over a period of 3 to 4 years from grant date.

The fair value of each stock option grant under the stock option plans is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the three months ended April 30, 2010 and 2009.

	Three Months Ended April 30, 2010	Three Months Ended April 30, 2009(1)
Expected life (in years)	3.0	4.0 to 5.0
Risk-free interest rate	0.2% to 1.5%	1.6% to 1.9%
Volatility	29% to 38%	31% to 32%

(1)	All options granted during the three months ended April 30, 2009 were tendered for new options or exchanged for cash in the October 2009 tender offer.

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

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

General Stock Option Information

The following table sets forth the summary of option activity under our stock option programs for the three months ended April 30, 2010:

	Options Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price
Balances as of January 31, 2010	1,997,529	10,212,401	$2.76
Granted	(295,000)	295,000	$3.08
Exercised	—	(43,481)	$1.25
Cancelled(1)	—	(4,548)	$1.25
Cancelled	288,022	(288,022)	$3.54
Restricted stock units granted, net of cancellations(2)	(75,000)	—	—

Balances as of April 30, 2010(3)	1,915,551	10,171,350	$2.75

(1)	Represents cancelled “Roll Over” options which are not returned to the available-for-grant stock option pool.
(2)	Restricted stock units granted in the three months ended April 30, 2010 were issued from the stock option pool. A total of 100,000 units were issued net of 25,000 units that were cancelled in the three months ended April 30, 2010. See “Restricted Stock Units” below for further details.
(3)	The number of options vested and expected to vest as of April 30, 2010 is 9,948,961 and has a weighted average exercise price of $2.74.

Information regarding the stock options outstanding at April 30, 2010 is summarized as follows:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.25	1,503,544	3.26 years	$1.25	1,503,544	$1.25
$3.00	8,339,047	9.44 years	$3.00	1,111,668	$3.00
$3.08	295,000	9.81 years	$3.08	—	—
$5.00	9,125	0.31 years	$5.00	9,125	$5.00
$5.15	24,634	0.22 years	$5.15	24,634	$5.15

	10,171,350	8.50 years	$2.75	2,648,971	$2.03

(1)	The table shows options without consideration of expected forfeitures. The Company estimates its forfeiture rate to be approximately 2%.
(2)	Total stock options outstanding at April 30, 2010 consist of 4,518,214 performance-based options, 4,149,592 time-based options and 1,503,544 roll over options. The Company presently does not record compensation expense associated with performance-based options because management believes their vesting is not probable.

The aggregate intrinsic value for options outstanding and options exercisable as of April 30, 2010 was $3.4 and $2.8 million, respectively.

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Restricted Stock Awards

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

The following table sets forth the summary of restricted stock award activity under our restricted stock agreement for the three months ended April 30, 2010:

	Non-Vested Shares	Weighted Average Grant Date Fair Value
Balances as of January 31, 2010	307,200	$5.00
Granted	—	$—
Cancelled	—	$—

Balances as of April 30, 2010	307,200	$5.00

Restricted Stock Units

In the three months ended April 30, 2010, the Company entered into a restricted stock agreement with a certain employee. Pursuant to this agreement, the employee was issued 100,000 restricted stock units in the aggregate of the Company’s common stock. These units are unvested and subject to the employee’s continued employment with the Company for a period of three years through February 2013. With respect to all outstanding restricted stock agreements issued to date, if the Company is subject to a “change in control” or an “initial public offering” (as defined in these agreements) while the employee remains an employee of the Company, his or her remaining unvested restricted stock units will immediately vest in part or in full depending on the price per share at the time of such event.

The following table sets forth the summary of restricted stock units activity under our restricted stock purchase agreements for the three months ended April 30, 2010:

	Non-Vested Shares	Weighted Average Grant Date Fair Value
Balances as of January 31, 2010	1,820,000	$3.00
Granted	100,000	$3.08
Cancelled	(25,000)	$3.00

Balances as of April 30, 2010	1,895,000	$3.00

The aggregate intrinsic value for restricted stock units outstanding as of April 30, 2010 was $5.8 million. There were no restricted stock units exercisable as of April 30, 2010.

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Stock-based compensation expense for the three months ended April 30, 2010 and 2009 is categorized as follows (in thousands):

	Three Months Ended April 30,
	2010	2009
Cost of maintenance	$33	$7
Cost of professional services	14	1

Stock-based compensation expense (benefit) in cost of revenue	47	8

Sales and marketing	167	(80)
Research and development	277	(1)
General and administrative	706	72

Stock-based compensation expense (benefit) in operating expense	1,150	(9)

Total stock-based compensation expense (benefit)	1,197	(1)
Income tax expense (benefit)	(465)	—

Total stock-based compensation expense (benefit), net of tax	$732	$(1)

(3)	Restructuring Charges and Accruals

On March 1, 2010, in response to the Company’s re-alignment of certain development resources associated with its Agile and PPM product offerings, the Company announced and began to execute plans to reduce its workforce by approximately 5%, or 33 positions, affecting primarily its research and development organization. The Company has realized and expects to continue to realize cost savings going forward as a result of this restructuring and other cost saving initiatives. The restructuring is substantially complete, and in connection with these actions, the Company recorded restructuring charges in the three months ended April 30, 2010 consisting principally of severance, payroll taxes and other employee benefits, a facilities closure and legal and other miscellaneous costs totaling $1.2 million. Restructuring charges are included in restructuring, acquisition and other charges in the Company’s unaudited condensed consolidated statements of operations. The nature of all restructuring charges and the amounts paid and accrued as of April 30, 2010 are summarized as follows (in thousands):

	Severance, payroll taxes and other employee benefits	Facilities closures, legal and other miscellaneous(1)	Total restructuring charges and accruals
Balances as of January 31, 2010	$84	$1,682	$1,766
Accrued	549	600	1,149
Paid	(540)	(507)	(1,047)

Balances as of April 30, 2010	$93	$1,775	$1,868

(1)	For the three months ended April 30, 2010, contract termination costs accrued related to an abandoned facility lease totaled $0.4 million and will be paid out over the remaining lease term of 22 months, and legal and other miscellaneous costs accrued totaled $0.2 million.

Restructuring accruals are reflected in accrued expenses and long-term liabilities in the Company’s unaudited condensed consolidated balance sheets.

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(4)	Goodwill and Other Intangible Assets

(a) Goodwill:

Goodwill is not amortized but instead is periodically tested for impairment. The required annual impairment test is performed in the fourth fiscal quarter each year. The Company has concluded that there were no indicators of impairment of goodwill as of April 30, 2010.

There were no changes in the carrying amount of goodwill during the three months ended April 30, 2010.

(b) Other Intangible Assets:

Other intangible assets are comprised of the following (in thousands):

	As of April 30, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Acquired technology	$178,699	$(150,028)	$28,671
Customer relationships	278,900	(144,752)	134,148
Trademark/Trade name portfolio	14,300	(7,431)	6,869
Capitalized software	6,861	(5,287)	1,574

Total	$478,760	$(307,498)	$171,262

	As of January 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Acquired technology	$178,699	$(141,332)	$37,367
Customer relationships	278,900	(135,998)	142,902
Trademark/Trade name portfolio	14,300	(6,982)	7,318
Capitalized software	7,130	(5,386)	1,744

Total	$479,029	$(289,698)	$189,331

Estimated amortization expense:
For remaining nine months of year ending January 31, 2011	$53,002
For year ending January 31, 2012	40,994
For year ending January 31, 2013	36,932
For year ending January 31, 2014	36,431
For year ending January 31, 2015	3,903

Total	$171,262

As of April 30, 2010, the weighted average remaining amortization periods for acquired technology, trademark/trade name portfolio and customer relationships, and capitalized software are 9 months, 46 months and 8 months, respectively. The total weighted average remaining amortization period for all identifiable intangible assets is 32 months. The aggregate amortization expense of acquired technology and other intangible assets was $18.1 million and $18.2 million in the three months ended April 30, 2010 and 2009, respectively.

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The Company tests its long-lived assets for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. A long-lived asset is not recoverable, and therefore subject to an impairment charge, if its carrying amount exceeds the undiscounted cash flows associated with it. There were no impairment charges in the three month periods ended April 30, 2010 and 2009.

(5)	Comprehensive Loss

The Company reports components of comprehensive loss in our annual consolidated statements of shareholders’ equity. Comprehensive loss consists of net loss and foreign currency translation adjustments. Total comprehensive loss for the three months ended April 30, 2010 and 2009 is as follows (in thousands):

	Three Months Ended April 30,
	2010	2009
Comprehensive loss:
Net loss	$(4,161)	$(4,815)
Other comprehensive income (loss)—foreign currency translation adjustments	332	(420)

Total comprehensive loss	$(3,829)	$(5,235)

(6)	Recent Accounting Pronouncements

In February 2010, the Financial Accounting Standards Board (“FASB”) issued an amendment to certain recognition and disclosure requirements relating to subsequent events. This amendment removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. Generally Accepted Accounting Principles (“GAAP”). The amendment is effective upon issuance of the final update. There was no impact from the adoption of this guidance on our consolidated financial position or results of operations as the amendment only addresses disclosures.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value” (“ASU 2010-06”). ASU 2010-06 requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company does not expect adoption of this guidance to have an impact on its consolidated financial position or results of operations.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009–13, “Multiple–Deliverable Revenue Arrangements”, (“ASU 2009–13”). ASU 2009–13 amends existing revenue recognition accounting pronouncements that are currently within the scope of FASB ASC Subtopic 605-25. The new standard provides guidance on whether certain non-software multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. This guidance eliminates the requirement to establish that

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

there is objective evidence of fair value of undelivered products and services for nonsoftware elements and also eliminates the residual method of allocating arrangement consideration to nonsoftware elements. The new guidance provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. Under the previous guidance, if the fair value of all of the undelivered elements in the arrangement was not determinable, then revenue was generally deferred until all of the items were delivered or fair value was determined. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. This guidance will not be effective for the Company until the first quarter of fiscal 2012. Early adoption is permitted. The Company is currently evaluating the potential impact of this standard on its financial position and results of operations.

(7)	Debt

Debt as of April 30, 2010 and January 31, 2010 consisted of the following (in thousands):

	April 30, 2010	January 31, 2010
Senior secured term loan, due March 10, 2013, three-month LIBOR plus 2.00%	$316,000	$318,000
Revolving term credit facility, due March 10, 2012, three-month LIBOR plus 2.25%	35,000	65,000
Senior subordinated notes, due March 15, 2016, 10.375%	142,952	142,952

Total long-term debt	493,952	525,952
Less current portion	—	2,000

Total long-term debt, less current portion	$493,952	$523,952

Senior Secured Credit Agreement

In connection with the consummation of the Merger, the Company entered into a senior secured credit agreement pursuant to a debt commitment obtained from affiliates of the initial purchasers of our senior subordinated notes (the “Credit Facility”).

General.    The borrower under the Credit Facility initially was Spyglass Merger Corp. and immediately following completion of the Merger became Serena. The Credit Facility provides for (1) a seven-year term loan in the amount of $400.0 million amortizing at a rate of 1.00% per year on a quarterly basis for the first six and three-quarters years after the closing date of the Merger, with the balance paid at maturity, and (2) a six-year revolving Credit Facility that permits loans in an aggregate amount of up to $75.0 million, including a letter of credit facility and a swing line facility. In addition, subject to certain terms and conditions, the Credit Facility provides for one or more uncommitted incremental term loan or revolving credit facilities in an aggregate amount not to exceed $150.0 million. Proceeds of the term loan on the initial borrowing date were used to partially finance the Merger, to refinance certain indebtedness of Serena and to pay fees and expenses incurred in connection with the Merger. Proceeds of the revolving credit facility have been and any incremental facilities will be used for working capital and general corporate purposes of the Company and its restricted subsidiaries.

In the quarter ended April 30, 2010, the Company made a mandatory principal payment totaling $2 million on the senior secured term loan and a voluntary principal payment totaling $30 million on the revolving term credit facility.

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

Senior Subordinated Notes

As of April 30, 2010, the Company has outstanding $143.0 million principal amount of senior subordinated notes, bearing interest at a rate of 10.375%, payable semi-annually on March 15 and September 15, and maturing on March 15, 2016. The notes are the Company’s unsecured, senior subordinated obligations. The notes are subject to redemption at the Company’s option under terms and conditions specified in the indenture related to the notes, and may be redeemed at the option of the holders at 101% of their face amount, plus accrued and unpaid interest, upon certain change of control events.

In the quarter ended April 30, 2009, the Company repurchased, in four separate privately negotiated transactions, an aggregate of $8.9 million of principal amount of its senior subordinated notes. The repurchases resulted in a gain of $3.6 million from the extinguishment of debt in the three months ended April 30, 2009.

The Company may from time to time repurchase its senior subordinated notes in open market or privately negotiated purchases or otherwise.

Debt Covenants

The senior subordinated notes and the Credit Facility contain various covenants including limitations on additional indebtedness, capital expenditures, restricted payments, the incurrence of liens, transactions with affiliates and sales of assets. In addition, the Credit Facility requires the Company to comply with certain financial covenants, including leverage and interest coverage ratios and capital expenditure limitations. The Company was in compliance with all of the covenants of the Credit Facility as of April 30, 2010, and believes it will be in compliance as of January 31, 2011.

The Company’s senior secured credit agreement requires the Company to maintain a rolling twelve-month consolidated Adjusted EBITDA to consolidated Interest Expense ratio of a minimum of 2.00x at the end of each quarter beginning with the fiscal year ending January 31, 2010. Consolidated Interest Expense is defined in the senior secured credit agreement as consolidated cash interest expense less cash interest income and is further adjusted for certain non-cash interest expenses and other items. The Company is also required to maintain a consolidated Total Debt to consolidated Adjusted EBITDA ratio of a maximum of 5.50x at the end of each quarter beginning with the fiscal year ending January 31, 2010 and until it decreases to 5.00x by the end of the fiscal year ending January 31, 2011. Consolidated Total Debt is defined in the senior secured credit agreement as total debt other than certain indebtedness and is reduced by the amount of cash and cash equivalents on our consolidated balance sheet in excess of $5.0 million. As of April 30, 2010, our consolidated Total Debt was $399.6 million, consisting of total debt other than certain indebtedness totaling $494.0 million, reduced by cash and cash equivalents in excess of $5.0 million of $94.4 million. Failure to satisfy these ratio requirements would constitute a default under the senior secured credit agreement. If the Company’s lenders failed to waive any such default, our repayment obligations under the senior secured credit agreement could be accelerated, also constituting a default under the indenture governing the senior subordinated notes.

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The Company’s ability to incur additional debt and make certain restricted payments under the indenture governing the senior subordinated notes, subject to specified exceptions, is tied to an Adjusted EBITDA to Fixed Charges ratio of at least 2.0x, except that we may incur certain debt and make certain restricted payments and certain permitted investments without regard to the ratio, such as the Company’s ability to incur up to an aggregate principal amount of $625.0 million under our senior secured credit agreement (inclusive of amounts outstanding under our senior secured credit agreement from time to time; as of April 30, 2010, we had $316.0 million outstanding under our term loan and $35.0 million under our revolving credit facility), to acquire persons engaged in a similar business that become restricted subsidiaries and to make other investments equal to the greater of $25.0 million or 2% of our consolidated assets. Fixed Charges are defined in the indenture governing the senior subordinated notes as consolidated Interest Expense less interest income, adjusted for acquisitions, and further adjusted for non-cash interest expense.

(8)	Income Taxes

The income tax benefit was $4.2 million in the three months ended April 30, 2010, as compared to $4.3 million in the same three months a year ago. The Company’s projected effective income tax benefit rate for fiscal year 2011 is 50%. The Company’s effective income tax benefit rate for fiscal year 2010 was 59%. The Company’s effective income tax benefit rate is greater than the statutory rate due to the impacts of permanently reinvested foreign earnings, the domestic production deduction and state taxes.

At January 31, 2010, the Company had total federal, state and foreign unrecognized tax benefits of $7.8 million, including interest of $1.7 million. During the three months ended April 30, 2010 there were no material changes to the total unrecognized tax benefit , and the Company accrued immaterial amounts in interest and penalties.

The Company files tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The statute of limitations on our federal and major state tax return filings remains open for the years ended January 31, 2006 through January 31, 2009. The statute of limitations on U.K. income tax filings remains open for the years ended January 31, 1999 through January 31, 2009. Over the next twelve months, we expect a decrease of $3.1 million in our unrecognized tax benefits as a result of expiring statutes and audit settlements.

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

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

Items Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at April 30, 2010 consistent with the fair value hierarchy provisions of FASB ASC Topic 820 (in thousands):

Description	Estimated Fair Value at April 30, 2010	Fair Value Measurement at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$80,399	$80,399	$—	$—

Total Assets	$80,399	$80,399	$—	$—

Total Liabilities	$—	$—	$—	$—

At April 30, 2010, the Company did not have any assets or liabilities measured at fair value on a recurring basis using significant other observable inputs (Level 2) or significant unobservable inputs (Level 3).

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

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The estimated fair values of certain of the Company’s long-term debt obligations, based on quoted market prices, as of April 30, 2010 and January 31, 2010 are as follows:

	Carrying Amount	Fair Value
	(In thousands)
As of April 30, 2010:
10.375% Senior Subordinated Notes due 2016	$142,952	$143,138
As of January 31, 2010:
10.375% Senior Subordinated Notes due 2016	$142,952	$135,804

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

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to safe harbors under the Securities Act of 1933 and the Securities Exchange Act of 1934. These forward-looking statements include, but are not limited to, statements about financial projections, operational plans and objectives, future economic performance and other projections and estimates contained in this report. When used in this report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions identify forward-looking statements. Because these forward-looking statements involve risks and uncertainties, they are subject to important factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements, including those risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 31, 2010 and Part II, Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2010. We assume no obligation to update any forward-looking statements contained in this report. It is important that the discussion below be read together with the attached unaudited condensed consolidated financial statements and notes thereto and the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 31, 2010 and Part II, Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2010.

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

In connection with our merger with Spyglass Merger Corp., an affiliate of Silver Lake, in March 2006, we entered into a senior secured credit agreement, issued senior subordinated notes, and entered into other related transactions, referred to collectively as the acquisition transactions. As a result of the acquisition transactions, we became, and continue to be, highly leveraged. As of April 30, 2010 we had outstanding $494.0 million in aggregate indebtedness, including $35.0 million of borrowing under our revolving term credit facility. Our liquidity requirements are significant, primarily due to debt service requirements.

In April 2010, we made a mandatory principal payment totaling $2 million on the senior secured term loan and a voluntary principal payment totaling $30 million on the revolving term credit facility.

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

In the fiscal quarter ended April 30, 2010, when compared to the same quarter a year ago, total revenues decreased 2%, as total revenues were $51.6 million in the current fiscal quarter versus $52.8 million in the same quarter a year ago. For the current fiscal quarter, when compared to the same quarter a year ago, the slight decrease in total revenue was primarily the result of declines in our consulting business and maintenance revenues primarily as a result of slower software purchasing activity resulting from the general weakening of the worldwide economy and slowdown in IT spending and strengthening in value of the US dollar.

In the current fiscal quarter ended April 30, 2010 and the same quarter a year ago, 62% and 55%, respectively, of our total software license revenue came from our distributed systems products and 38% and 45%, respectively, came from our mainframe products.

Historically, our revenue has been generally attributable to sales in North America, Europe and to a lesser extent Asia Pacific. Revenue attributable to sales in North America accounted for approximately 67% of our total revenue in the fiscal quarter ended April 30, 2010, as compared to 69% in the same quarter a year ago.

Our international revenue is attributable principally to our European operations. International revenue accounted for approximately 33% of our total revenue in the fiscal quarter ended April 30, 2010, as compared to 31% in the same quarter a year ago. We expect any improvement in IT spending to occur more slowly in Europe than in North America.

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

We believe the following are critical accounting policies and estimates used in the preparation of our consolidated financial statements.

•	Revenue recognition,

•	Stock-based compensation,

•	Valuation of long-lived assets, including goodwill, and

•	Accounting for income taxes

In the first quarter of fiscal year 2011, there has been no change in the above critical accounting policies or the underlying assumptions and estimates used in their application. See our Annual Report on Form 10-K for the fiscal year ended January 31, 2010 filed with the SEC on April 30, 2010 for further information regarding our critical accounting policies and estimates.

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

	Three Months Ended April 30,
	2010	2009
Revenue:
Software licenses	22%	18%
Maintenance	69%	70%
Professional services	9%	12%

Total revenue	100%	100%

Cost of revenue:
Software licenses	1%	1%
Maintenance	5%	6%
Professional services	8%	12%
Amortization of acquired technology	17%	16%

Total cost of revenue	31%	35%

Gross profit	69%	65%

Operating expenses:
Sales and marketing	26%	28%
Research and development	16%	16%
General and administrative	9%	8%
Amortization of intangible assets	18%	17%
Restructuring, acquisition and other charges	4%	4%

Total operating expenses	73%	73%

Operating loss	(4)%	(8)%

Other income (expense):
Interest income	—	—
Gain on early extinguishment of debt	—	7%
Interest expense	(14)%	(16)%
Change in fair value of derivative instrument	3%	1%
Amortization and write off of debt issuance costs	(1)%	(1)%

Total other income (expense)	(12)%	(9)%

Loss before income taxes	(16)%	(17)%
Income tax benefit	(8)%	(8)%

Net loss	(8)%	(9)%

Revenue

We derive revenue from software licenses, maintenance and professional services. Our total revenue decreased $1.2 million, or 2%, to $51.6 million in the quarter ended April 30, 2010 from $52.8 million in the same quarter a year ago.

The following table summarizes software licenses, maintenance and professional services revenues for the periods indicated (in thousands, except percentages):

	Three Months Ended April 30, 2010	Three Months Ended April 30, 2009	Increase (Decrease)
			In Dollars	In %
Revenue:
Software licenses	$11,412	$9,467	$1,945	21%
Maintenance	35,581	36,729	(1,148)	(3)%
Professional services	4,632	6,588	(1,956)	(30)%

Total revenue	$51,625	$52,784	$(1,159)	(2)%

Software Licenses.    Software licenses revenue as a percentage of total revenue was 22% in the quarter ended April 30, 2010, as compared to 18% in the same quarter a year ago. For the current quarter, when compared to the same quarter a year ago, the increase in software licenses revenue, in both absolute dollars and as a percentage of total revenue, is predominantly due to the result of improvements in software purchasing activity predominantly associated with our distributed systems products. Our core SCM products continue to make up a significant portion of our total software license revenue. Combined, our core SCM products accounted for $10.7 million, or 94%, and $9.0 million, or 95%, of total software licenses revenue in the quarter ended April 30, 2010 and the same quarter a year ago, respectively. Distributed systems products accounted for $7.1 million, or 62%, of total software licenses revenue in the quarter ended April 30, 2010 as compared to $5.2 million, or 55%, in the same quarter a year ago. We expect that our Dimensions, ZMF and SBM family of products will continue to account for a substantial portion of software license revenue in the future. We expect our software license revenue for the fiscal quarter ending July 31, 2010 to increase slightly sequentially.

Maintenance.    Maintenance revenue as a percentage of total revenue was 69% in the quarter ended April 30, 2010, as compared to 70% in the same quarter a year ago. For the current quarter, when compared to the same quarter a year ago, the decrease in maintenance revenue, in both absolute dollars and as a percentage of total revenue, is primarily due to pricing pressures on maintenance renewals as a result of the weak global economy, foreign currency exchange rate fluctuations negatively impacting translated foreign revenues, and several small maintenance contract cancellations. We expect maintenance revenue to remain generally flat in the near term as maintenance contracts continue to renew at consistent rates and we continue to sell software licenses, offset by pricing pressure caused by the expected continuation of adverse worldwide economic conditions.

Professional Services.    Professional services revenue as a percentage of total revenue was 9% in the quarter ended April 30, 2010, as compared to 12% in the same quarter a year ago. For the current fiscal quarter, when compared to the same quarter a year ago, the decrease in both absolute dollars and as a percentage of total revenue is predominantly due to a decline in the number of consulting engagements primarily as a result of lower software license revenue in fiscal 2010 and the general weakening of the worldwide economy. In general, professional services revenue is attributable to consulting opportunities in our installed customer base and expanding our consulting service capabilities. We expect professional services revenue to remain generally flat in the near term as a result of the expected continuation of adverse worldwide economic conditions.

Cost of Revenue

Cost of revenue, consisting of cost of software licenses, cost of maintenance, cost of professional services and amortization of acquired technology, was 31% of total revenue in the quarter ended April 30, 2010, as compared to 35% in the same quarter a year ago.

The following table summarizes cost of revenue for the periods indicated (in thousands, except percentages):

	Three Months Ended April 30, 2010	Three Months Ended April 30, 2009	Increase (Decrease)
			In Dollars	In %
Cost of revenue:
Software licenses	$300	$630	$(330)	(52)%
Maintenance	2,885	3,216	(331)	(10)%
Professional services	4,174	6,142	(1,968)	(32)%
Amortization of acquired technology	8,696	8,346	350	4%

Total cost of revenue	$16,055	$18,334	$(2,279)	(12)%

Percentage of total revenue	31%	35%

Software Licenses.    Cost of software licenses consists principally of fees associated with integrating third party technology into our PVCS and Dimensions distributed systems products and, to a lesser extent, salaries, bonuses and other costs associated with our product release organization. In the quarter ended April 30, 2009, cost of software licenses also included $0.4 million of amortization of certain capitalized software costs associated with our on-demand application services. Cost of software licenses as a percentage of total software licenses revenue was 3% in the quarter ended April 30, 2010, as compared to 7% in the same quarter a year ago. The decrease in both absolute dollars and as a percentage of total software licenses revenue in the quarter ended April 30, 2010, when compared to the same quarter a year ago, was primarily due to the decrease in amortization of certain capitalized software costs associated with our on-demand application services totaling $0.4 million.

Maintenance.    Cost of maintenance consists primarily of salaries, bonuses and other costs associated with our customer support organization. Cost of maintenance as a percentage of total maintenance revenue was 8% in the quarter ended April 30, 2010, as compared to 9% in the same quarter a year ago. For the current quarter, when compared to the same quarter a year ago, in both absolute dollars and as a percentage of total maintenance revenue, the decrease in cost of maintenance was primarily attributable to decreases in expenses associated with our customer support organization resulting from restructuring and other cost cutting initiatives.

Professional Services.    Cost of professional services consists of salaries, bonuses and other costs associated with supporting and growing our professional services organization. Cost of professional services as a percentage of total professional services revenue was 90% in the quarter ended April 30, 2010, as compared to 93% in the same quarter a year ago. For the current quarter, when compared to the same quarter a year ago, the decrease in the cost of professional services in both absolute dollars and as a percentage of total professional services revenue was predominantly due to decreases in expenses to support lower professional services revenue and, to a lesser extent, restructuring and other cost cutting initiatives.

Amortization of Acquired Technology.    In connection with our merger in March 2006, and to a lesser extent small technology acquisitions in March 2006, October 2006 and September 2008, we have recorded $178.7 million in acquired technology, reduced by amortization totaling $150.0 million as of April 30, 2010. For the current quarter ended April 30, 2010, when compared to the same quarter a year ago, amortization expense was predominantly due to the acquired technology recorded in connection with the merger. Assuming there are no impairments and no acquisitions, we expect to record $8.3 million in amortization expense in each of the next three quarters of fiscal 2011 and finally, $3.6 million in amortization expense in the first quarter of fiscal 2012.

Operating Expenses

The following table summarizes operating expenses for the periods indicated (in thousands, except percentages):

	Three Months Ended April 30, 2010	Three Months Ended April 30, 2009	Increase (Decrease)
			In Dollars	In %
Operating expenses:
Sales and marketing	$13,623	$14,976	$(1,353)	(9)%
Research and development	8,340	8,360	(20)	—
General and administrative	4,657	4,085	572	14%
Amortization of intangible assets	9,203	9,203	—	—
Restructuring, acquisition and other charges	2,170	1,851	319	17%

Total operating expenses	$37,993	$38,475	$(482)	(1)%

Percentage of total revenue	73%	73%

Sales and Marketing.    Sales and marketing expenses consist primarily of salaries, commissions and bonuses, payroll taxes and employee benefits as well as travel, entertainment and marketing expenses. Sales and marketing expenses as a percentage of total revenue were 26% in the quarter ended April 30, 2010, as compared to 28% in the same quarter a year ago. For the quarter ended April 30, 2010, when compared to the same quarter a year ago, in both absolute dollars and as a percentage of total revenue, the decrease was the result of restructuring and other cost cutting initiatives put in place in fiscal 2010, partially offset by higher direct costs, such as travel and sales commissions, associated with higher software licenses revenue and an increase in stock-based compensation expense attributable to the October 2009 tender offer. In absolute dollar terms, we expect sales and marketing expenses to slightly increase over the near term.

Research and Development.    Research and development expenses consist primarily of salaries, bonuses, payroll taxes, employee benefits and costs attributable to research and development activities. Research and development expenses as a percentage of total revenue were 16% in both the quarter ended April 30, 2010 and in the same quarter a year ago. For the quarter ended April 30, 2010, when compared to the same quarter a year ago, the slight decrease in research and development expenses in absolute dollars is primarily attributable to restructuring and other cost cutting initiatives put in place in fiscal 2010, partially offset by a decrease in capitalization of certain research and development costs associated with our on-demand application services totaling $1.1 million and an increase in stock-based compensation expense attributable to the October 2009 tender offer totaling $0.3 million. In absolute dollar terms, we expect research and development expenses to remain generally flat or slightly decrease in the near term as a result of moving some of our research and development activities to lower cost offshore locations.

General and Administrative.    General and administrative expenses consist primarily of salaries, bonuses, payroll taxes, benefits and certain non-allocable administrative costs, including legal and accounting fees and bad debt. General and administrative expenses as a percentage of total revenue were 9% in the quarter ended April 30, 2010, as compared to 8% in the same quarter a year ago. For the quarter ended April 30, 2010, when compared to the same quarter a year ago, the increase in general and administrative expenses in both absolute dollars and as a percentage of total revenue is primarily attributable to an increase in stock-based compensation expense attributable to the October 2009 tender offer totaling $0.6 million and fluctuations in foreign currency exchange rates, all partially offset by restructuring and other cost cutting initiatives put in place in fiscal 2010 and a $0.5 million decrease in bad debt expense. We expect general and administrative expenses to remain generally flat or slightly increase in absolute dollar terms in the near term.

Amortization of Intangible Assets.    In connection with our merger in March 2006, and to a lesser extent a small technology acquisitions in October 2006, we have recorded $300.1 million in identifiable intangible assets, reduced by amortization totaling $157.5 million as of April 30, 2010. For the current quarter ended

April 30, 2010 and the same quarter a year ago, amortization expense was predominantly due to the identifiable intangible assets recorded in connection with the merger. Assuming there are no impairments and no acquisitions, we expect to record $9.2 million in amortization expense in each of the next eight fiscal quarters, $9.1 million in amortization expense in each of the seven fiscal quarters following thereafter and finally, $3.9 million in amortization expense in the first quarter of fiscal 2015.

Restructuring, Acquisition and Other Charges.    In connection with our restructuring plans put in place on April 30, 2009 and again on March 1, 2010, and to a lesser extent, sponsor fees and other charges not part of ongoing operations, we recorded $2.2 million and $1.9 million in restructuring, acquisition and other charges in the quarter ended April 30, 2010 and the same quarter a year ago, respectively. See Note 3 of notes to our unaudited condensed consolidated financial statements included elsewhere in this report for additional information related to our restructuring plans put in place in the quarter ended April 30, 2010.

Other Income (Expense)

The following table summarizes other income (expense) for the periods indicated (in thousands, except percentages):

	Three Months Ended April 30, 2010	Three Months Ended April 30, 2009	Increase (Decrease)
			In Dollars	In %
Other income (expense):
Interest income	$35	$213	$(178)	(84)%
Gain on early extinguishment of debt	—	3,564	(3,564)	(100)%
Interest expense	(7,175)	(8,666)	1,491	(17)%
Change in the fair value of derivative instrument	1,616	414	1,202	290%
Amortization and write-off of debt issuance costs	(433)	(632)	199	(31)%

Total other income (expense)	$(5,957)	$(5,107)	$(850)	17%

Percentage of total revenue	(12)%	(9)%

Interest Income.    For the current quarter ended April 30, 2010, when compared to the same quarter a year ago, the dollar decrease in interest income is predominantly due to decreases in balances in interest bearing accounts, such as cash and cash equivalents, resulting from servicing and paying down principal on our debt and, to a lesser extent, lower yields, all partially offset by increases in cash balances resulting from the accumulation of free cash flows from operations.

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

Interest Expense.    For the quarter ended April 30, 2010, when compared to the same quarter a year ago, the dollar decrease in interest expense is predominantly due to our paying down principal on our senior subordinated notes totaling $15.6 million in the fiscal quarter ended July 31, 2009 and paying down principal on our revolving term credit facility and senior secured term loan totaling $30.0 million and $2.0 million, respectively, in the fiscal quarter ended April 30, 2010. See Note 7 of notes to our unaudited condensed consolidated financial statements included elsewhere in this report for additional information related to our debt.

Change in the Fair Value of Derivative Instrument.    We used an interest rate swap as part of our interest rate risk management strategy and to comply with certain requirements of our senior secured credit agreement to enter a hedging agreement with a term of at least two years. In the second fiscal quarter ended July 31, 2006, we entered into an interest rate swap transaction to effectively convert the variable interest rate on a portion of the $400.0 million senior secured term loan to a fixed rate. The swap, which expired on April 10, 2010, was recorded on the balance sheet at fair value. The swap was not designated as an accounting hedge, and accordingly, changes in the fair value of the derivative were recognized in the statement of operations. The notional amount of the swap was $250.0 million initially declining over time to $126.0 million at the time the swap transaction expired on April 10, 2010. Under the terms of the swap, we made interest payments based on a fixed rate equal to 5.38% and received interest payments based on the LIBOR setting rate, set in arrears. In the quarter ended April 30, 2010 and the same quarter a year ago, we recorded $1.6 million and $0.4 million, respectively, in income related to the changes in the fair value of the derivative. We do not expect to enter into a similar interest rate swap during fiscal year 2011.

Amortization and Write-Off of Debt Issuance Costs.    In connection with the merger, we recorded $16.1 million in debt issuance costs, reduced by accumulated amortization totaling $9.2 million as of April 30, 2010. In the quarter ended April 30, 2010 and the same quarter a year ago, we recorded $0.4 million and $0.6 million, respectively, in amortization and write-off of debt issuance costs. The decrease in amortization and write-off of debt issuance costs in the quarter ended April 30, 2010, when compared to the same quarter a year ago, is predominantly due to the write-off of unamortized debt issuance costs of approximately $0.2 million recorded in the year ago quarter associated with the early extinguishment of senior subordinated notes. Assuming we do not incur additional debt or extinguish senior subordinated notes before maturity, we expect to record $0.4 million to $0.5 million per quarter in amortization expense over the next eleven fiscal quarters through the end of fiscal 2013 and $0.1 million to $0.2 million per quarter in amortization expense over the twelve fiscal quarters following thereafter through the end of fiscal 2016.

Income Tax Benefit

The following table summarizes income tax (benefit) expense for the periods indicated (in thousands, except percentages):

	Three Months Ended April 30, 2010	Three Months Ended April 30, 2009	Increase (Decrease)
			In Dollars	In %
Income tax (benefit) expense	$(4,219)	$(4,317)	$98	(2)%

Percentage of total revenue	(8)%	(8)%

Income Tax Benefit.    The income tax benefit was $4.2 million in the quarter ended April 30, 2010, as compared to $4.3 million in the same quarter a year ago. The Company’s projected effective income tax benefit rate for fiscal year 2011 is 50%. The Company’s effective income tax benefit rate for fiscal year 2010 was 59%. The Company’s effective income tax benefit rate is greater than the statutory rate due to the impacts of permanently reinvested foreign earnings, the domestic production deduction and state taxes. See Note 8 of notes to our unaudited condensed consolidated financial statements included elsewhere in this report for further information regarding income taxes and its impact on our results of operations and financial position.

Liquidity and Capital Resources

Cash and Cash Equivalents.    Since our inception, we have financed our operations and met our capital expenditure requirements through cash flows from operations. As of April 30, 2010, we had $99.4 million in cash and cash equivalents.

Net Cash Provided by Operating Activities.    Cash flows provided by operating activities were $6.4 million and $1.9 million in the quarter ended April 30, 2010 and the same quarter a year ago, respectively. In the quarter ended April 30, 2010, our cash flows provided by operating activities exceeded net loss principally due to the inclusion of non-cash expenses in net loss, a decrease in accounts receivable and cash collections in advance of revenue recognition for maintenance contracts, all partially offset by interest payments made on the term credit facility and subordinated notes totaling $11.3 million, decreases in deferred income taxes payable and accrued expenses, and income tax payments net of refunds totaling $1.2 million. In the quarter ended April 30, 2009, our cash flows provided by operating activities exceeded net loss principally due to the inclusion of non-cash expenses in net loss, a decrease in accounts receivable and cash collections in advance of revenue recognition for maintenance contracts, all partially offset by interest payments made on the term credit facility and subordinated notes totaling $13.4 million, decreases in deferred income taxes payable and accrued expenses, and income tax payments net of refunds totaling $6.6 million.

Net Cash Used in Investing Activities.    Net cash used in investing activities was $0.3 million and $1.6 million in the quarter ended April 30, 2010 and the same quarter a year ago, respectively. In the quarter ended April 30, 2010, net cash used in investing activities related to the purchase of computer equipment and office furniture and equipment totaling $0.2 million and capitalized software totaling $0.1 million. In the quarter ended April 30, 2009, net cash used in investing activities related to capitalized software totaling $1.2 million, the purchase of computer equipment and office furniture and equipment totaling $0.2 million, and acquisition related costs paid totaling $0.2 million related to Projity.

Net Cash Used in Financing Activities.    Net cash used in financing activities was $32.0 million and $7.5 million in the quarter ended April 30, 2010 and the same quarter a year ago, respectively. In the quarter ended April 30, 2010, net cash used in financing activities principally related to principal payments made on the revolving term credit facility and senior secured term loan totaling $30.0 million and $2.0 million, respectively. In the quarter ended April 30, 2009, net cash used in financing activities principally related to principal payments made on the senior subordinated notes and senior secured term loan totaling $5.3 million and $2.0 million, respectively, and the repurchases of common stock totaling $0.2 million.

Contractual Obligations and Commitments

As a result of the acquisition transactions related to our merger in March 2006, we became highly leveraged. As of April 30, 2010, we had outstanding $494.0 million in aggregate indebtedness. Our liquidity obligations are significant, primarily due to debt service obligations. Our interest expense for the quarter ended April 30, 2010 and the same quarter a year ago was $7.2 million and $8.7 million, respectively.

We believe that current cash and cash equivalents, and cash flows from operations will satisfy our working capital and capital expenditure requirements through the fiscal year ending January 31, 2011. At some point in the future, we may require additional funds for either operating or strategic purposes and may seek to raise additional funds through public or private debt or equity financing. If we are required to seek additional financing in the future through public or private debt or equity financing, there is no assurance that this additional financing will be available or, if available, will be upon reasonable terms and not legally or structurally senior to or on parity with our existing debt obligations.

The following is a summary of our various contractual commitments, including non-cancelable operating lease agreements for office space that expire between calendar years 2010 and 2013. All periods start from May 1, 2010.

	Payments Due by Period(2)
	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
	(in thousands)
Operating lease obligations	$6,114	$4,267	$1,847	$—	$—
Credit Facility:
Senior secured term loan due March 10, 2013	316,000	—	316,000	—	—
Revolving term credit facility due March 10, 2012	35,000	—	35,000	—	—
Senior subordinated notes due March 15, 2016	142,952	—	—	—	142,952
Scheduled interest on debt(1)	109,518	22,974	43,904	29,663	12,977

	$609,584	$27,241	$396,751	$29,663	$155,929

(1)	Scheduled interest on debt is calculated through the instrument’s due date and assumes no principal paydowns or borrowings. Scheduled interest on debt includes the seven year senior secured term loan due March 10, 2013 at an annual rate of 2.25219%, which is the rate in effect as of April 30, 2010, the six year revolving term credit facility due March 10, 2012 at an annual rate of 2.50219%, which is the rate in effect as of April 30, 2010, the commitment fee on the unutilized amount of the six year revolving term credit facility due March 10, 2012 at the stated annual rate of 0.5%, and the ten year senior subordinated notes due March 15, 2016 at the stated annual rate of 10.375%.
(2)	This table excludes our unrecognized tax benefits totaling $7.8 million as of April 30, 2010 since we have determined that the timing of payments with respect to this liability cannot be reasonably estimated.

Accounts Receivable and Deferred Revenue.    At April 30, 2010, we had accounts receivable, net of allowances, of $19.1 million and total deferred revenue of $79.6 million.

Off-Balance Sheet Arrangements.    As part of our ongoing operations, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of April 30, 2010, we were not involved in any unconsolidated SPE transactions.

Senior Secured Credit Agreement

In connection with the consummation of the merger, we entered into a senior secured credit agreement pursuant to a debt commitment we obtained from affiliates of the initial purchasers of our senior subordinated notes.

General.    The borrower under the senior secured credit agreement initially was Spyglass Merger Corp. and immediately following completion of the merger became Serena. The senior secured credit agreement provides for (1) a seven-year term loan in the amount of $400.0 million amortizing at a rate of 1.00% per year on a quarterly basis for the first six and three-quarter years after the closing date of the acquisition transactions, with the balance paid at maturity, and (2) a six-year revolving credit facility that permits loans in an aggregate amount of up to $75.0 million (see discussion below regarding default by a participating lender), including a letter of credit facility and a swing line facility. In addition, subject to certain terms and conditions, the senior secured credit agreement provides for one or more uncommitted incremental term loan or revolving credit facilities in an aggregate amount not to exceed $150.0 million. Proceeds of the term loan on the initial borrowing date were used to partially finance the merger, to refinance certain indebtedness of Serena and to pay fees and expenses incurred in connection with the merger. Proceeds of the revolving credit facility have been, and any incremental facilities will be, used for working capital and general corporate purposes of the borrower and its restricted subsidiaries.

Interest Rates and Fees.    The $400.0 million term loan, of which $316.0 million was outstanding as of April 30, 2010, bears interest at a rate equal to three-month LIBOR plus 2.00%. That rate was 2.25219% as of April 30, 2010. The revolving term credit facility, of which $35.0 million was outstanding as of April 30, 2010, bears interest at a rate equal to three-month LIBOR plus 2.25%. That rate was 2.50219% as of April 30, 2010. More generally, the loans under the senior secured credit agreement bear interest, at the option of the borrower, at the following:

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

Prepayments.    At our option, (1) amounts outstanding under the term loan may be voluntarily prepaid and (2) the unutilized portion of the commitments under the revolving credit facility may be permanently reduced and the loans under such facility may be voluntarily repaid, in each case subject to requirements as to minimum amounts and multiples, at any time in whole or in part without premium or penalty, except that any prepayment of LIBOR rate advances other than at the end of the applicable interest periods will be made with reimbursement for any funding losses or redeployment costs of the lenders resulting from the prepayment. Loans under the term loan and under any incremental term loan facility are subject to mandatory prepayment with (a) 50% of annual excess cash flow with certain step downs to be based on the most recent total leverage ratio and agreed upon by the issuer and the lenders, (b) 100% of net cash proceeds of asset sales and other asset dispositions by the borrower or any of its restricted subsidiaries, subject to various reinvestment rights of our company and other exceptions, and (c) 100% of the net cash proceeds of the issuance or incurrence of debt by our company or any of its restricted subsidiaries, subject to various baskets and exceptions.

We have made principal payments totaling $25 million and $55 million in each of the fiscal years ended January 31, 2007 and January 31, 2008, respectively, and $2 million in the fiscal year ended January 31, 2010 on the $400 million senior secured term loan.

In April 2010, we made a mandatory principal payment totaling $2 million on the senior secured term loan and a voluntary principal payment totaling $30 million on the revolving term credit facility.

Guarantors.    All obligations under the senior secured credit agreement are to be guaranteed by each future direct and indirect restricted subsidiary of our company, other than foreign subsidiaries. We do not have any domestic subsidiaries and, accordingly, there are no guarantors.

Security.    All obligations of our company and each guarantor (if any) under the senior secured credit agreement are secured by the following:

•

a perfected lien on and pledge of (1) the capital stock and intercompany notes of each existing and future direct and indirect domestic subsidiary of our company, (2) all the intercompany notes of our company and (3) 65% of the capital stock of each existing and future direct and indirect first-tier foreign subsidiary of our company, and

•

a perfected first priority lien, subject to agreed upon exceptions, on, and security interest in, substantially all of the tangible and intangible properties and assets of the company and each guarantor.

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

Senior Subordinated Notes

As of April 30, 2010, we have outstanding $143.0 million principal amount of senior subordinated notes, bearing interest at a rate of 10.375%, payable semi-annually on March 15 and September 15, and maturing on March 15, 2016. The notes are our unsecured, senior subordinated obligations. The notes are subject to redemption at our option under terms and conditions specified in the indenture related to the notes, and may be redeemed at the option of the holders at 101% of their face amount, plus accrued and unpaid interest, upon certain change of control events.

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

The following is a reconciliation of net loss, a GAAP measure of our operating results, to Adjusted EBITDA as defined in our debt agreements.

	Three Months Ended April 30,
	2010	2009
Net loss(1)	$(4,161)	$(4,815)
Interest expense (income), net(2)	5,957	5,107
Income tax benefit	(4,219)	(4,317)
Depreciation and amortization expense(3)	19,833	18,783

EBITDA	17,410	14,758
Deferred maintenance writedown(1)	37	35
Restructuring, acquisition and other charges(4)	2,170	1,851

Adjusted EBITDA(1)	$19,617	$16,644

(1)	Net loss for the periods presented includes the deferred maintenance step-down associated with the merger in the first quarter of fiscal year 2007. This unrecognized maintenance revenue is added back in calculating Adjusted EBITDA for purposes of the indenture governing the senior subordinated notes and the senior secured credit agreement.
(2)	Interest expense (income), net includes interest income, interest expense, the change in the fair value of derivative instruments, amortization and write-off of debt issuance costs and gain on early extinguishment of debt.
(3)	Depreciation and amortization expense includes depreciation of fixed assets, amortization of leasehold improvements, amortization of acquired technologies, amortization of other intangible assets, and amortization of stock-based compensation. See Note 2 of notes to our unaudited condensed consolidated financial statements for additional information related to stock-based compensation.
(4)	Restructuring, acquisition and other charges include employee payroll, severance and other employee related costs associated with transitional activities that are not expected to be part of our ongoing operations, and travel and other direct costs associated with our merger in March 2006. See Note 3 of notes to our unaudited condensed consolidated financial statements for additional information related to restructuring charges and accruals.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

We do not use derivative financial instruments in our investment portfolio and have no foreign exchange contracts. Our financial instruments consist of cash and cash equivalents, trade accounts receivable, accounts payable, term loan, secured indebtedness and our interest rate swap contract. We consider investments in highly liquid instruments purchased with an original maturity of 90 days or less to be cash equivalents. All of our cash equivalents principally consist of money market funds, and are classified as available-for-sale as of April 30, 2010. We are subject to interest rate risk on the variable interest rate of the secured term loan. We do not believe that a hypothetical 25% fluctuation in the variable interest rate would have a material impact on our consolidated financial position or results of operations.

Interest Rate Risk.    Historically, our exposure to market risk for changes in interest rates relates primarily to our short and long-term investments and short and long-term debt obligations.

As of April 30, 2010, we had $316.0 million of debt under our senior secured credit agreement. A 1% increase in these floating rates would increase annual interest expense by $3.2 million. We have had limited exposure to interest rate fluctuations historically. As a result we have not used interest rate hedging strategies in the past. However, given our increased exposure to volatility in floating rates after the acquisition transactions, we continue to evaluate hedging opportunities and may enter into hedging transactions in the future.

Under our senior secured credit agreement, we were required, within 90 days after the closing date, to fix the interest rate of at least 50% of the aggregate principal amount of indebtedness under our term loan through swaps, caps, collars, future or option contracts or similar agreements. We were also required to maintain this interest rate protection for a minimum of two years.

Consequently, in the second fiscal quarter ended July 31, 2006, we entered into an interest rate swap transaction to effectively convert the variable interest rate on a portion of the $400.0 million senior secured term loan to a fixed rate. The swap, which expired on April 10, 2010, was recorded on our consolidated balance sheet at fair value. The swap was not designated as an accounting hedge and, accordingly, changes in the fair value of the derivative were recognized in the consolidated statement of operations. The notional amount of the swap was $250.0 million initially and amortized down over time to $126.0 million at the time the swap transaction expired on April 10, 2010. Under the terms of the swap, we made interest payments based on a fixed rate equal to 5.38% and received interest payments based on the LIBOR setting rate, set in arrears. In the quarter ended April 30, 2010 and the same quarter a year ago, we recorded income totaling $1.6 million and $0.4 million, respectively, related to the changes in the fair value of the derivative. We do not expect to enter into a similar interest rate swap in fiscal year 2011.

Foreign Exchange Risk.    Sales to foreign countries accounted for approximately 33% and 31% of the total sales in the quarter ended April 30, 2010 and the same quarter a year ago, respectively. Because we invoice certain foreign sales in currencies other than the United States dollar, predominantly the British pound sterling and euro, and do not hedge these transactions, fluctuations in exchange rates could adversely affect the translated results of operations of our foreign subsidiaries. Therefore, foreign exchange fluctuations could create a risk of significant balance sheet gains or losses in our consolidated financial statements. In addition, in the past several years we have benefited from the weakness of the U.S. dollar against other currencies, which increased our net revenues derived from international operations. In more recent quarters, the United States dollar appreciated against these foreign currencies, which negatively affected our net revenues. If the U.S. dollar continues to strengthen against foreign currencies, our future net revenues could be adversely affected. However, given our foreign subsidiaries’ net book values as of April 30, 2010 and net cash flows for the most recent fiscal quarter ended April 30, 2010, we do not believe that a hypothetical 25% fluctuation in foreign currency exchange rates would have a material impact on our consolidated financial position or results of operations.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.    Our Chief Executive Officer and Chief Financial Officer, with the assistance of senior management personnel, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of April 30, 2010. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual and quarterly reports filed under the Exchange Act. Based on this evaluation, and subject to the limitations described below, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of April 30, 2010.

Changes in Internal Control over Financial Reporting.    There were no changes in our internal control over financial reporting during the quarter ended April 30, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes from the risk factors associated with our business, financial condition and results of operations as set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 31, 2010.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On February 15, 2010, one of our former employees exercised a stock option to acquire 13,999 shares of our common stock for an aggregate exercise price of $17,498.75. The exercise of the stock option was effected through a cash exercise of the stock option, with payment of the exercise price and applicable taxes and withholdings by the employee.

On February 16, 2010, one of our current employees exercised a stock option to acquire 6,845 shares of our common stock for an aggregate exercise price of $8,556.25. The exercise of the stock option was effected through the net exercise of the stock option, with 2,778 shares applied to the payment of the aggregate exercise price, 1,789 shares applied to the payment of applicable taxes and withholdings and 2,278 shares issued to the employee.

On April 14, 2010, one of our former employees exercised a stock option to acquire 2,658 shares of our common stock for an aggregate exercise price of $3,322.50. The exercise of the stock option was effected through a cash exercise of the stock option, with payment of the exercise price and applicable taxes and withholdings by the employee.

The foregoing shares of common stock were issued under an exemption from registration requirements pursuant to Rule 701 of the Securities Act of 1933, which provides an exemption for offers and sales of securities pursuant to certain compensatory benefit plans.

ITEM 3.	Defaults Upon Senior Securities

Not Applicable

ITEM 4.	(Removed and Reserved)

ITEM 5.	Other Information

Not Applicable

ITEM 6.	Exhibits

Exhibit No.	Exhibit Description
31.01†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01‡	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02‡	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Exhibit is filed herewith.
‡	Exhibit is furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERENA SOFTWARE, INC.

By:	/s/ ROBERT I. PENDER, JR.
Robert I. Pender, Jr.
Senior Vice President, Finance And Administration, Chief Financial Officer (Principal Financial And Accounting Officer)

Date: June 14, 2010

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