Form 10-Q
period 2010-07-31
SERENA SOFTWARE INC
filed 2010-09-14
CIK 1073967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2010

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

As of August 31, 2010, 98,389,625 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SERENA SOFTWARE, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	July 31, 2010	January 31, 2010
ASSETS
Current assets
Cash and cash equivalents	$103,309	$124,996
Accounts receivable, net of allowance of $1,299 and $1,480 at July 31, 2010 and January 31, 2010, respectively	18,929	24,799
Deferred taxes, net	5,393	5,443
Prepaid expenses and other current assets	6,261	5,333

Total current assets	133,892	160,571
Property and equipment, net	2,971	3,213
Goodwill	462,400	464,331
Other intangible assets, net	153,581	189,331
Other assets	4,897	5,776

TOTAL ASSETS	$757,741	$823,222

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$—	$2,000
Accounts payable	1,808	1,573
Income taxes payable	8,810	5,972
Accrued expenses	17,473	24,665
Accrued interest on term loan and subordinated notes	8,545	8,764
Deferred revenue	62,549	70,620

Total current liabilities	99,185	113,558
Deferred revenue, less current portion	8,066	8,122
Long-term liabilities	3,373	4,667
Deferred taxes	48,963	61,846
Term loan	316,000	316,000
Revolving term credit facility	35,000	65,000
Senior subordinated notes	142,952	142,952

Total liabilities	653,539	712,145

Commitments and contingencies:
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized and no shares issued and outstanding at July 31, 2010 and January 31, 2010	—	—
Series A Preferred stock, $0.01 par value; 1 share authorized, issued and outstanding at July 31, 2010 and January 31, 2010	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 98,389,625 and 98,481,641 shares issued and outstanding at July 31, 2010 and January 31, 2010, respectively	984	985
Additional paid-in capital	513,845	512,208
Accumulated other comprehensive (loss) income	(836)	18
Accumulated deficit	(409,791)	(402,134)

Total stockholders’ equity	104,202	111,077

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$757,741	$823,222

See accompanying notes to condensed consolidated financial statements.

SERENA SOFTWARE, INC.

Condensed Consolidated Statements of Operations

For the Three Months and Six Months Ended July 31, 2010 and 2009

(In thousands)

(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2010	2009	2010	2009
Revenue:
Software licenses	$10,050	$11,017	$21,462	$20,484
Maintenance	35,610	38,531	71,191	75,260
Professional services	4,604	5,633	9,236	12,221

Total revenue	50,264	55,181	101,889	107,965

Cost of revenue:
Software licenses	233	808	533	1,438
Maintenance	2,805	3,220	5,690	6,436
Professional services	4,166	5,441	8,340	11,583
Amortization of acquired technology	8,333	8,747	17,029	17,093

Total cost of revenue	15,537	18,216	31,592	36,550

Gross profit	34,727	36,965	70,297	71,415

Operating expenses:
Sales and marketing	12,528	14,367	26,151	29,343
Research and development	7,612	7,961	15,952	16,321
General and administrative	3,604	4,586	8,261	8,671
Amortization of intangible assets	9,203	9,203	18,406	18,406
Restructuring, acquisition and other charges	452	364	2,622	2,215
Goodwill impairment	1,433	—	1,433	—

Total operating expenses	34,832	36,481	72,825	74,956

Operating (loss) income	(105)	484	(2,528)	(3,541)

Other income (expense):
Interest income	55	134	90	347
Gain on early extinguishment of debt	—	1,038	—	4,602
Interest expense	(6,018)	(8,591)	(13,193)	(17,257)
Change in the fair value of derivative instrument	—	1,033	1,616	1,447
Amortization and write-off of debt issuance costs	(436)	(674)	(869)	(1,306)

Total other income (expense)	(6,399)	(7,060)	(12,356)	(12,167)

Loss before income taxes	(6,504)	(6,576)	(14,884)	(15,708)
Income tax benefit	(3,008)	(5,081)	(7,227)	(9,398)

Net loss	$(3,496)	$(1,495)	$(7,657)	$(6,310)

See accompanying notes to condensed consolidated financial statements.

SERENA SOFTWARE, INC.

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended July 31, 2010 and 2009

(In thousands)

(Unaudited)

	Six Months Ended July 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(7,657)	$(6,310)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of acquired technology and other intangibles	36,930	38,109
Deferred income taxes	(12,833)	(13,518)
Gain on early extinguishment of debt	—	(4,602)
Interest expense on term credit facility and subordinated notes, net of interest paid	(200)	(386)
Fair market value adjustment on the interest rate swap	(1,616)	(1,447)
Amortization and write off of debt issuance costs	869	1,306
Stock-based compensation	1,993	341
Restructuring, acquisition and other charges	(772)	—
Goodwill impairment	1,433	—
Changes in operating assets and liabilities:
Accounts receivable	5,871	11,127
Prepaid expenses and other assets	(918)	(652)
Accounts payable	55	(397)
Income taxes payable	1,754	(4,505)
Accrued expenses and other liabilities	(5,242)	(3,023)
Deferred revenue	(8,127)	(6,478)

Net cash provided by operating activities	11,540	9,565

Cash flows used in investing activities:
Capital expenditures	(608)	(486)
Capital expenditures for internal use software	(179)	(2,379)
Cash paid in acquisitions, net of cash received	—	(200)

Net cash used in investing activities	(787)	(3,065)

Cash flows used in financing activities:
Common stock repurchased under stock repurchase plans and other plans	(347)	(212)
Repurchase of option rights under employee stock option plan	(36)	(82)
Exercise of stock options under employee stock option plan	24	21
Principal payments and early extinguishments under the term credit facility and senior subordinated notes	(32,000)	(21,829)

Net cash used in financing activities	(32,359)	(22,102)

Effect of exchange rate changes on cash and cash equivalents	(81)	(1,490)

Net decrease in cash and cash equivalents	(21,687)	(17,092)
Cash and cash equivalents at beginning of period	124,996	115,044

Cash and cash equivalents at end of period	$103,309	$97,952

Supplemental disclosures of cash flow information:
Income taxes paid, net of refunds	$2,919	$8,885

Interest expense paid	$13,393	$17,596

Non-cash investing and financing activity:
Consideration payable to shareholders in acquisitions	$—	$132

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

(c) Correction of Immaterial Errors

The Company identified certain errors related to accrued liabilities in fiscal 2010 resulting in an over-accrual for such costs. Additionally, the Company identified certain errors impacting the tax accounts relating to state income tax and other reserves. The Company also identified errors approximating $1.4 million related to the allocation of the purchase price for acquisitions impacting a subsequent goodwill impairment recorded in fiscal 2009. The Company recorded the correction of these errors in the three months ended July 31, 2010 resulting in an aggregate increase in the net loss of $897,000. Management concluded that the effect of these corrections of errors was immaterial.

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

(e) Spyglass Merger Corp.

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

2006 Stock Incentive Plan

Following the completion of the Merger, the Company established a new stock incentive plan, the 2006 Stock Incentive Plan (the “2006 Plan”), governing, among other things, the grant of options, restricted stock awards, and other forms of awards covering shares of the Company’s common stock to our employees (including officers), directors and consultants. As of the date of the Merger, 13,515,536 shares of common stock were reserved for issuance under the 2006 Plan. Each award under the 2006 Plan specified the applicable exercise or vesting period, the applicable exercise or purchase price, and such other terms and conditions deemed appropriate. Stock options granted under the 2006 Plan were either “time options” that would vest and become exercisable over a four-year period or “time and performance options” that would vest based on the achievement of certain performance targets over a five-year period following the date of grant. All options granted under the 2006 Plan will expire not later than ten years from the date of grant, but generally will terminate earlier upon termination of employment. In the event of a sale of substantially all of the assets of the Company, or a merger or acquisition of the Company, the Board of Directors may provide that awards granted under the 2006 Plan will be cashed out, continued, replaced with new awards that substantially preserve the terms of the original awards, or terminated, with acceleration of vesting of the original awards determined at the discretion of the Board of Directors.

In the quarter ended October 31, 2009, the Company completed a tender offer permitting all eligible employees and its independent directors to exchange, on a one-for-one basis, stock options granted under the 2006 Plan for new stock options granted under Serena’s Amended and Restated 2006 Stock Incentive Plan (the “Amended 2006 Plan”) having a lower exercise price and different vesting terms. Eligible optionholders exchanged part or all of their time-based options for new time-based options having a vesting period, generally, of three years and an exercise price of $3.00 per share, which was the fair market value of Serena’s common stock immediately after the closing of the tender offer. New time-based options held by the Company’s independent directors have a vesting period of one year. Eligible employees who were not executive officers or officers of the Company exchanged part or all of their performance-based options for new time-based options having a vesting period of three years and an exercise price of $3.00 per share, which was the fair market value of Serena’s common stock after the closing of the tender offer. Executive officers and officers of the Company exchanged part or all of their performance-based options for new performance-based options having a vesting period of three years and six months, with vesting based on the achievement of EBITA targets established by the Board of Directors, and an exercise price of $3.00 per share, which was the fair market value of Serena’s common stock after the closing of the tender offer. Eligible employees holding stock options to acquire fewer than 25,000 shares of Serena common stock were offered the opportunity to sell their stock options to Serena based on a purchase price of $1.25 per share into which the options were exercisable. The stock options exchanged through the tender offer represented the right to acquire 8,640,000 shares of Serena common stock, and the stock options purchased by Serena through the tender offer represented the right to acquire 300,500 shares of Serena common stock. In aggregate, the incremental fair value from the tender offer was $4.4 million, and a total of 83 employees, or approximately 14% of the workforce, and 3 outside directors either exchanged stock options or cashed out stock options through the tender offer.

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

The Amended 2006 Plan does not include an evergreen provision to provide for automatic increases in the number of shares available for grant. Any increase in the number of shares available for grant under the Amended 2006 Plan would require approval from the Company’s Board of Directors and Stockholders.

As of July 31, 2010, a total of 11,917,479 shares of common stock were reserved for issuance upon the exercise of stock options and for the future grant of stock options or awards under the Amended 2006 Plan.

As of July 31, 2010, total unrecognized compensation costs related to unvested stock options and restricted stock was $9.8 million. Costs related to unvested stock options are expected to be recognized over a period of 3 to 3.5 years and costs related to the restricted stock are expected to be recognized over a period of 3 to 4 years from grant date.

The fair value of each stock option grant under the stock option plans is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the three months and six months ended July 31, 2010 and 2009.

	Three Months Ended July 31,		Six Months Ended July 31,
	2010	2009(1)	2010	2009(1)
Expected life (in years)	2.7 to 3.0	4.0 to 5.0	2.7 to 3.0	4.0 to 5.0
Risk-free interest rate	0.2% to 1.3%	2.0% to 2.4%	0.2% to 1.5%	1.6% to 2.4%
Volatility	26% to 38%	31% to 32%	26% to 38%	31% to 32%

(1)	All options granted during the three months and six months ended July 31, 2009 were tendered for new options or exchanged for cash in the October 2009 tender offer.

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

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

General Stock Option Information

The following table sets forth the summary of option activity under our stock option programs for the six months ended July 31, 2010:

	Options Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price
Balances as of January 31, 2010	1,997,529	10,212,401	$2.76
Granted(1)	(1,005,000)	1,005,000	$3.08
Exercised	—	(48,681)	$1.25
Cancelled(2)	—	(18,770)	$1.25
Cancelled	376,598	(376,598)	$3.66
Restricted stock units granted, net of cancellations(3)	(225,000)	—	—

Balances as of July 31, 2010(4)	1,144,127	10,773,352	$2.77

(1)	Represents 295,000 options granted in the quarter ended April 30, 2010 at $3.08 per share and 710,000 options granted in the quarter ended July 31, 2010 at $3.08 per share.
(2)	Represents cancelled “Roll Over” options which are not returned to the available-for-grant stock option pool.
(3)	Restricted stock units granted in the six months ended July 31, 2010 were issued from the stock option pool. A total of 250,000 units were issued net of 25,000 units that were cancelled in the six months ended July 31, 2010. See “Restricted Stock Units” below for further details.
(4)	The number of options vested and expected to vest as of July 31, 2010 is 10,567,946 and has a weighted average exercise price of $2.77.

Information regarding the stock options outstanding at July 31, 2010 is summarized as follows:

Range of Exercise Price	Number Outstanding(1)(2)	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable(1)(2)	Weighted Average Exercise Price
$1.25	1,484,122	2.92 years	$1.25	1,484,122	$1.25
$3.00	8,265,991	8.91 years	$3.00	1,558,041	$3.00
$3.08	1,005,000	9.74 years	$3.08	—	—
$5.00	9,125	0.06 years	$5.00	9,125	$5.00
$5.15	9,114	0.17 years	$5.15	9,114	$5.15

	10,773,352	8.15 years	$2.77	3,060,402	$2.16

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(1)	The table shows options without consideration of expected forfeitures. The Company estimates its forfeiture rate to be approximately 2% annually.
(2)	Total stock options outstanding at July 31, 2010 consist of 4,898,214 performance-based options, 4,391,016 time-based options and 1,484,122 roll over options. The Company presently does not record compensation expense associated with performance-based options because management believes their vesting is not probable.

The aggregate intrinsic value for options outstanding and options exercisable as of July 31, 2010 was $4.6 and $3.2 million, respectively.

Restricted Stock Awards

In connection with the consummation of the Merger, the Company entered into a restricted stock agreement, dated as of March 10, 2006 with Robert Pender, the Company’s Chief Financial Officer. Pursuant to this agreement, Mr. Pender was issued 307,200 shares of the Company’s common stock. The restricted stock award vested in full on June 16, 2010 pursuant to the terms of the restricted stock agreement. Mr. Pender transferred 112,681 shares of the Company’s common stock to the Company for purposes of paying applicable income tax withholdings resulting from the vesting of the restricted stock award pursuant to the terms of the restricted stock agreement.

The following table sets forth the summary of restricted stock award activity under our restricted stock agreement for the six months ended July 31, 2010:

	Non-Vested Shares	Weighted Average Grant Date Fair Value
Balances as of January 31, 2010	307,200	$5.00
Granted	—	$—
Restricted stock awards released upon vesting	(307,200)	$5.00
Cancelled	—	$—

Balances as of July 31, 2010	—	$—

Restricted Stock Units

In the six months ended July 31, 2010, the Company entered into restricted stock agreements with certain employees. Pursuant to these agreements, each employee was issued restricted stock units in aggregate totaling 250,000 of the Company’s common stock. These units are unvested and subject to the employee’s continued employment with the Company for a period of three years from the date of issuance. With respect to all outstanding restricted stock agreements issued to date, if the Company is subject to a “change in control” or an “initial public offering” (as defined in these agreements) while the employee remains an employee of the Company, his or her remaining unvested restricted stock units will immediately vest in part or in full depending on the price per share at the time of such event.

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table sets forth the summary of restricted stock units activity under our restricted stock purchase agreements for the six months ended July 31, 2010:

	Non-Vested Shares	Weighted Average Grant Date Fair Value
Balances as of January 31, 2010	1,820,000	$3.00
Granted	250,000	$3.08
Cancelled	(25,000)	$3.00

Balances as of July 31, 2010	2,045,000	$3.01

The aggregate intrinsic value for restricted stock units outstanding as of July 31, 2010 was $6.5 million. There were no restricted stock units exercisable as of July 31, 2010.

Stock-based compensation expense for the three months and six months ended July 31, 2010 and 2009 is categorized as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2010	2009	2010	2009
Cost of maintenance	$20	$1	$53	$8
Cost of professional services	16	(14)	30	(13)

Stock-based compensation expense (benefit) in cost of revenue	36	(13)	83	(5)

Sales and marketing	154	54	321	(26)
Research and development	146	81	423	80
General and administrative	460	220	1,166	292

Stock-based compensation expense (benefit) in operating expense	760	355	1,910	346

Total stock-based compensation expense (benefit)	796	342	1,993	341
Income tax expense (benefit)	(309)	(133)	(774)	(133)

Total stock-based compensation expense (benefit), net of tax	$487	$209	$1,219	$208

(3)	Restructuring Charges and Accruals

On March 1, 2010, in response to the Company’s re-alignment of certain development resources associated with its Agile and PPM product offerings, the Company announced and began to execute plans to reduce its workforce by approximately 5%, or 33 positions, affecting primarily its research and development organization. The Company has realized and expects to continue to realize cost savings going forward as a result of this restructuring and other cost saving initiatives. The restructuring is substantially complete, and in connection with these actions, the Company recorded restructuring charges in the three months and six months ended July 31, 2010 totaling $0.1 million and $1.3 million, respectively, consisting principally of severance, payroll taxes and other employee benefits, a facilities closure and legal and other miscellaneous costs. Restructuring charges are included in restructuring, acquisition and other charges in the Company’s unaudited condensed consolidated

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

statements of operations. The nature of all restructuring charges and the amounts paid and accrued as of July 31, 2010 are summarized as follows (in thousands):

	Severance, payroll taxes and other employee benefits	Facilities closures, legal and other miscellaneous(1)	Total restructuring charges and accruals
Balances as of January 31, 2010	$84	$1,682	$1,766
Accrued	651	600	1,251
Paid	(735)	(879)	(1,614)
Adjustments	—	(326)	(326)

Balances as of July 31, 2010	$—	$1,077	$1,077

(1)	In the six months ended July 31, 2010, contract termination costs accrued totaled $0.4 million and related to an abandoned facility lease which will be paid out over the remaining lease term of 19 months, and legal and other miscellaneous costs accrued totaled $0.2 million. In the quarter ended July 31, 2010, the Company recorded an adjustment to the abandoned facility lease accrual totaling $0.3 million to reflect the actual costs associated with the Company entering into a sublease agreement for part of the abandoned facility space.

Restructuring accruals are reflected in accrued expenses in the Company’s unaudited condensed consolidated balance sheets.

The agreements underlying the Company’s senior subordinated notes and the Credit Facility include financial covenants based on Adjusted EBITDA and restructuring, acquisition and other charges are a component of that computation. These charges have been included as a separate line within operating expenses in the Company’s unaudited condensed consolidated statements of operations and are categorized as follows for the three months and six months ended July 31, 2010 and 2009 (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2010	2009	2010	2009
Sponsor fees, administration fees and other costs related to the Merger and the issuance of debt	$310	$327	$620	$614
Restructuring charges consisting principally of severance, payroll taxes and other employee benefits, facilities closures and legal and other miscellaneous costs	(225)	(18)	925	1,546
Other redundancy costs not related to our restructuring plans including severance and other employee related costs, costs to establish or liquidate entities, and other miscellaneous costs not part of ongoing operations	367	55	1,077	55

Total restructuring, acquisition and other charges	$452	$364	$2,622	$2,215

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(4)	Goodwill and Other Intangible Assets

(a) Goodwill:

Goodwill is not amortized but instead is periodically tested for impairment. The required annual impairment test is performed in the fourth fiscal quarter each year. The Company has concluded that there were no indicators of impairment of goodwill in the three months or six months ended July 31, 2010. In the quarter ended July 31, 2010, the Company corrected certain immaterial errors related to acquisition purchase accounting allocations totaling $1.9 million and offset by tax reserves totaling $0.5 million that resulted in recording an impairment charge in the three months ended July 31, 2010 totaling $1.4 million. See Note 1(c) of notes to our unaudited condensed consolidated financial statements for further details regarding the correction of immaterial errors.

The change in the carrying amount of goodwill for the six months ended July 31, 2010 is as follows (in thousands):

Balance as of January 31, 2010	$464,331
Correction of immaterial error— purchase accounting allocation for the Projity acquisition	(1,931)

Balance as of July 31, 2010	$462,400

(b) Other Intangible Assets:

Other intangible assets are comprised of the following (in thousands):

	As of July 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Acquired technology	$178,699	$(158,361)	$20,338
Customer relationships	278,900	(153,506)	125,394
Trademark/Trade name portfolio	14,300	(7,881)	6,419
Capitalized software	6,973	(5,543)	1,430

Total	$478,872	$(325,291)	$153,581

	As of January 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Acquired technology	$178,699	$(141,332)	$37,367
Customer relationships	278,900	(135,998)	142,902
Trademark/Trade name portfolio	14,300	(6,982)	7,318
Capitalized software	7,130	(5,386)	1,744

Total	$479,029	$(289,698)	$189,331

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Estimated amortization expense:
For remaining six months of year ending January 31, 2011	$35,310
For year ending January 31, 2012	40,946
For year ending January 31, 2013	36,884
For year ending January 31, 2014	36,538
For year ending January 31, 2015	3,903

Total	$153,581

As of July 31, 2010, the weighted average remaining amortization periods for acquired technology, trademark/trade name portfolio and customer relationships, and capitalized software are 6 months, 43 months and 7 months, respectively. The total weighted average remaining amortization period for all identifiable intangible assets is 29 months. The aggregate amortization expense of acquired technology and other intangible assets was $17.5 million and $35.4 million in the three months and six months ended July 31, 2010, respectively, as compared to $18.0 million and $35.5 million in the same three months and six months, respectively, a year ago.

The Company tests its long-lived assets for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. A long-lived asset is not recoverable, and therefore subject to an impairment charge, if its carrying amount exceeds the undiscounted cash flows associated with it. There were no impairment charges in the three month and six month periods ended July 31, 2010 and 2009.

(5)	Comprehensive Loss

The Company reports components of comprehensive loss in our annual consolidated statements of shareholders’ equity. Comprehensive loss consists of net loss and foreign currency translation adjustments. Total comprehensive loss for the three months and six months ended July 31, 2010 and 2009 is as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2010	2009	2010	2009
Comprehensive loss:
Net loss	$(3,496)	$(1,495)	$(7,657)	$(6,310)
Other comprehensive loss—foreign currency translation adjustments	(413)	(1,070)	(81)	(1,490)

Total comprehensive loss	$(3,909)	$(2,565)	$(7,738)	$(7,800)

(6)	Recent Accounting Pronouncements

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

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009–13, “Multiple–Deliverable Revenue Arrangements”, (“ASU 2009–13”). ASU 2009–13 amends existing revenue recognition accounting pronouncements that are currently within the scope of FASB ASC Subtopic 605-25. The new standard provides guidance on whether certain non-software multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. This guidance eliminates the requirement to establish that there is objective evidence of fair value of undelivered products and services for nonsoftware elements and also eliminates the residual method of allocating arrangement consideration to nonsoftware elements. The new guidance provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. Under the previous guidance, if the fair value of all of the undelivered elements in the arrangement was not determinable, then revenue was generally deferred until all of the items were delivered or fair value was determined. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. This guidance will not be effective for the Company until the first quarter of fiscal 2012. Early adoption is permitted. The Company is currently evaluating the potential impact of this standard on its financial position and results of operations.

(7)	Debt

Debt as of July 31, 2010 and January 31, 2010 consisted of the following (in thousands):

	July 31, 2010	January 31, 2010
Senior secured term loan, due March 10, 2013, three-month LIBOR plus 2.00%	$316,000	$318,000
Revolving term credit facility, due March 10, 2012, three-month LIBOR plus 2.25%	35,000	65,000
Senior subordinated notes, due March 15, 2016, 10.375%	142,952	142,952

Total long-term debt	493,952	525,952
Less current portion	—	2,000

Total long-term debt, less current portion	$493,952	$523,952

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

Senior Subordinated Notes

As of July 31, 2010, the Company has outstanding $143.0 million principal amount of senior subordinated notes, bearing interest at a rate of 10.375%, payable semi-annually on March 15 and September 15, and maturing on March 15, 2016. The notes are the Company’s unsecured, senior subordinated obligations. The notes are subject to redemption at the Company’s option under terms and conditions specified in the indenture related to the notes, and may be redeemed at the option of the holders at 101% of their face amount, plus accrued and unpaid interest, upon certain change of control events.

In the six months ended July 31, 2009, the Company repurchased, in six separate privately negotiated transactions, an aggregate of $24.4 million of principal amount of its senior subordinated notes. The repurchases resulted in a gain of $4.6 million from the extinguishment of debt in the six months ended July 31, 2009.

In September 2010 the Company repurchased, in two separate privately negotiated transactions, an aggregate of $8.7 million of principal amount of its senior subordinated notes. The resulting loss from the extinguishment of debt will not be material.

The Company may from time to time repurchase its senior subordinated notes in open market or privately negotiated purchases or otherwise.

Debt Covenants

The senior subordinated notes and the Credit Facility contain various covenants including limitations on additional indebtedness, capital expenditures, restricted payments, the incurrence of liens, transactions with affiliates and sales of assets. In addition, the Credit Facility requires the Company to comply with certain financial covenants, including leverage and interest coverage ratios and capital expenditure limitations. The Company was in compliance with all of the covenants of the Credit Facility as of July 31, 2010.

The Company’s senior secured credit agreement requires the Company to maintain a rolling twelve-month consolidated Adjusted EBITDA to consolidated Interest Expense ratio of a minimum of 2.00x at the end of each quarter beginning with the fiscal year ending January 31, 2010. Consolidated Interest Expense is defined in the senior secured credit agreement as consolidated cash interest expense less cash interest income and is further

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

adjusted for certain non-cash interest expenses and other items. The Company is also required to maintain a consolidated Total Debt to consolidated Adjusted EBITDA ratio of a maximum of 5.50x at the end of each quarter beginning with the fiscal year ending January 31, 2010 and until it decreases to 5.00x by the end of the fiscal year ending January 31, 2011. Consolidated Total Debt is defined in the senior secured credit agreement as total debt other than certain indebtedness and is reduced by the amount of cash and cash equivalents on our consolidated balance sheet in excess of $5.0 million. As of July 31, 2010, our consolidated Total Debt was $395.6 million, consisting of total debt other than certain indebtedness totaling $494.0 million, reduced by cash and cash equivalents in excess of $5.0 million of $98.4 million. Failure to satisfy these ratio requirements would constitute a default under the senior secured credit agreement. If the Company’s lenders failed to waive any such default, our repayment obligations under the senior secured credit agreement could be accelerated, also constituting a default under the indenture governing the senior subordinated notes.

The Company’s ability to incur additional debt and make certain restricted payments under the indenture governing the senior subordinated notes, subject to specified exceptions, is tied to an Adjusted EBITDA to Fixed Charges ratio of at least 2.0x, except that we may incur certain debt and make certain restricted payments and certain permitted investments without regard to the ratio, such as the Company’s ability to incur up to an aggregate principal amount of $625.0 million under our senior secured credit agreement (inclusive of amounts outstanding under our senior secured credit agreement from time to time; as of July 31, 2010, we had $316.0 million outstanding under our term loan and $35.0 million under our revolving credit facility), to acquire persons engaged in a similar business that become restricted subsidiaries and to make other investments equal to the greater of $25.0 million or 2% of our consolidated assets. Fixed Charges are defined in the indenture governing the senior subordinated notes as consolidated Interest Expense less interest income, adjusted for acquisitions, and further adjusted for non-cash interest expense.

(8)	Income Taxes

The income tax benefit was $3.0 million and $7.2 million in the three months and six months ended July 31, 2010, respectively, as compared to $5.1 million and $9.4 million in the same three months and six months, respectively, a year ago. The Company’s projected effective income tax benefit rate for fiscal year 2011 is 51%. The Company’s effective income tax benefit rate for fiscal year 2010 was 59%. The Company’s effective income tax benefit rate is greater than the statutory rate due to the impacts of permanently reinvested foreign earnings, the domestic production deduction and state taxes.

At January 31, 2010, the Company had total federal, state and foreign unrecognized tax benefits of $7.8 million, including interest of $1.7 million. During the six months ended July 31, 2010, the total unrecognized tax benefits, excluding interest, was reduced by $1.5 million primarily due to expiring statutes and prior year tax positions totaling $1.0 million and the correction of an immaterial error with respect to an over-provided UK tax reserve totaling $0.5 million. The Company accrued immaterial amounts in interest and penalties.

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

Items Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at July 31, 2010 consistent with the fair value hierarchy provisions of FASB ASC Topic 820 (in thousands):

Description	Estimated Fair Value at July 31, 2010	Fair Value Measurement at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$86,239	$86,239	$—	$—

Total Assets	$86,239	$86,239	$—	$—

Total Liabilities	$—	$—	$—	$—

At July 31, 2010, the Company did not have any assets or liabilities measured at fair value on a recurring basis using significant other observable inputs (Level 2) or significant unobservable inputs (Level 3).

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

The estimated fair values of certain of the Company’s long-term debt obligations, based on quoted market prices, as of July 31, 2010 and January 31, 2010 are as follows:

	Carrying Amount	Fair Value
	(In thousands)
As of July 31, 2010:
10.375% Senior Subordinated Notes due 2016	$142,952	$151,529
As of January 31, 2010:
10.375% Senior Subordinated Notes due 2016	$142,952	$135,804

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

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to safe harbors under the Securities Act of 1933 and the Securities Exchange Act of 1934. These forward-looking statements include, but are not limited to, statements about financial projections, operational plans and objectives, future economic performance and other projections and estimates contained in this report. When used in this report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions identify forward-looking statements. Because these forward-looking statements involve risks and uncertainties, they are subject to important factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements, including those risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 31, 2010 and Part II, Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2010. We assume no obligation to update any forward-looking statements contained in this report. It is important that the discussion below be read together with the attached unaudited condensed consolidated financial statements and notes thereto and the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 31, 2010 and Part II, Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2010.

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

In connection with our merger with Spyglass Merger Corp., an affiliate of Silver Lake, in March 2006, which we refer to as the Merger, we entered into a senior secured credit agreement, issued senior subordinated notes, and entered into other related transactions, referred to collectively as the acquisition transactions. As a result of the acquisition transactions, we became, and continue to be, highly leveraged. As of July 31, 2010 we had outstanding $494.0 million in aggregate indebtedness, including $35.0 million of borrowing under our revolving term credit facility. Our liquidity requirements are significant, primarily due to debt service requirements.

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

In the quarter ended July 31, 2010, when compared to the same quarter a year ago, total revenues decreased 9%, as total revenues were $50.3 million in the current quarter versus $55.2 million in the same quarter a year ago. In the six months ended July 31, 2010, when compared to the same six months a year ago, total revenues decreased 6%, as total revenues were $101.9 million in the current six months versus $108.0 million in the same six months a year ago. For both the quarter and six months ended July 31, 2010, when compared to the same quarter and six months a year ago, the decrease in total revenue was primarily the result of declines in our maintenance revenues and consulting business due to slower software purchasing activity resulting from the general weakening of the worldwide economy and slowdown in IT spending.

In the quarter and six months ended July 31, 2010, 66% and 64%, respectively, of our total software license revenue came from our distributed systems products, as compared to 73% and 65%, respectively, in the same quarter and six months a year ago. In the quarter and six months ended July 31, 2010, 34% and 36%, respectively, of our total software license revenue came from our mainframe products, as compared to 27% and 35%, respectively, in the same quarter and six months a year ago.

Historically, our revenue has been generally attributable to sales in North America, Europe and to a lesser extent Asia Pacific. Revenue attributable to sales in North America accounted for approximately 67% of our total revenue in both the quarter and six months ended July 31, 2010, as compared to 68% in both the same quarter and six months a year ago.

Our international revenue is attributable principally to our European operations. International revenue accounted for approximately 33% of our total revenue in both the quarter and six months ended July 31, 2010, as compared to 32% in both the same quarter and six months a year ago. We expect any improvement in IT spending to occur more slowly in Europe than in North America.

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

In the second quarter of fiscal year 2011, there has been no change in the above critical accounting policies or the underlying assumptions and estimates used in their application. See our Annual Report on Form 10-K for the fiscal year ended January 31, 2010 filed with the SEC on April 30, 2010 for further information regarding our critical accounting policies and estimates.

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

	Three Months Ended July 31,		Six Months Ended July 31,
	2010	2009	2010	2009
Revenue:
Software licenses	20%	20%	21%	19%
Maintenance	71%	70%	70%	70%
Professional services	9%	10%	9%	11%

Total revenue	100%	100%	100%	100%

Cost of revenue:
Software licenses	—	1%	1%	1%
Maintenance	6%	6%	5%	6%
Professional services	8%	10%	8%	11%
Amortization of acquired technology	17%	16%	17%	16%

Total cost of revenue	31%	33%	31%	34%

Gross profit	69%	67%	69%	66%

Operating expenses:
Sales and marketing	25%	26%	26%	27%
Research and development	15%	14%	16%	15%
General and administrative	7%	8%	8%	8%
Amortization of intangible assets	18%	17%	18%	17%
Restructuring, acquisition and other charges	1%	1%	2%	2%
Goodwill impairment	3%	—	1%	—

Total operating expenses	69%	66%	71%	69%

Operating (loss) income	—	1%	(2)%	(3)%

Other income (expense):
Interest income	—	—	—	—
Gain on early extinguishment of debt	—	2%	—	4%
Interest expense	(12)%	(16)%	(13)%	(16)%
Change in the fair value of derivative instrument	—	2%	2%	1%
Amortization and write-off of debt issuance costs	(1)%	(1)%	(1)%	(1)%

Total other income (expense)	(13)%	(13)%	(12)%	(12)%

Loss before income taxes	(13)%	(12)%	(14)%	(15)%
Income tax benefit	(6)%	(9)%	(7)%	(9)%

Net loss	(7)%	(3)%	(7)%	(6)%

Revenue

We derive revenue from software licenses, maintenance and professional services. Our total revenue decreased $4.9 million, or 9%, to $50.3 million in the quarter ended July 31, 2010 from $55.2 million in the same quarter a year ago. For the six months ended July 31, 2010, total revenue decreased $6.1 million, or 6%, to $101.9 million from $108.0 million in the same six months a year ago. For both the quarter and six months ended July 31, 2010, when compared to the same quarter and six months a year ago, the decrease in total revenue was primarily the result of declines in our maintenance revenues and consulting business due to slower software purchasing activity resulting from the general weakening of the worldwide economy and slowdown in IT spending.

The following table summarizes software licenses, maintenance and professional services revenues for the periods indicated (in thousands, except percentages):

	Three Months Ended July 31,				Six Months Ended July 31,
	2010	2009	Increase (Decrease)		2010	2009	Increase (Decrease)
			In Dollars	In %			In Dollars	In %
Revenue:
Software licenses	$10,050	$11,017	$(967)	(9)%	$21,462	$20,484	$978	5%
Maintenance	35,610	38,531	(2,921)	(8)%	71,191	75,260	(4,069)	(5)%
Professional services	4,604	5,633	(1,029)	(18)%	9,236	12,221	(2,985)	(24)%

Total revenue	$50,264	$55,181	$(4,917)	(9)%	$101,889	$107,965	$(6,076)	(6)%

Software Licenses.    Software licenses revenue as a percentage of total revenue was 20% and 21% in the quarter and six months ended July 31, 2010, respectively, as compared to 20% and 19% in the same quarter and six months, respectively, a year ago. For the current quarter, when compared to the same quarter a year ago, the decrease in software license revenue in absolute dollars is predominantly the result of slower software purchasing activity resulting from worldwide general economic weakness. For the current six months, when compared to the same six months a year ago, the increase in software licenses revenue, in both absolute dollars and as a percentage of total revenue, is predominantly due to improvements in software purchasing activity during the first quarter of fiscal 2011. Our core SCM products continue to make up a significant portion of our total software license revenue. Combined, our core SCM products accounted for $9.7 million, or 96%, and $20.4 million, or 95%, of total software licenses revenue in the quarter and six months ended July 31, 2010, respectively, as compared to $10.5 million, or 96%, and $19.6 million, or 95%, in the same quarter and six months, respectively, a year ago. Distributed systems products accounted for $6.7 million, or 66%, and $13.7 million, or 64%, of total software licenses revenue in the quarter and six months ended July 31, 2010, respectively, as compared to $8.1 million, or 73%, and $13.3 million, or 65%, in the same quarter and six months, respectively, a year ago. We expect that our Dimensions, ZMF and SBM family of products will continue to account for a substantial portion of software license revenue in the future. We expect our software license revenue for the fiscal quarter ending October 31, 2010 to increase sequentially.

Maintenance.    Maintenance revenue as a percentage of total revenue was 71% and 70% in the quarter and six months ended July 31, 2010, respectively, as compared to 70% in both the same quarter and six months a year ago. For both the current quarter and six months, when compared to the same quarter and six months a year ago, the decrease in maintenance revenue in absolute dollars is primarily due to pricing pressures on maintenance renewals as a result of the weak global economy and several small maintenance contract cancellations. We expect maintenance revenue to increase slightly over the near term as maintenance contracts continue to renew at consistent rates and we continue to sell software licenses, offset by cancellations caused by the expected continuation of adverse worldwide economic conditions.

Professional Services.    Professional services revenue as a percentage of total revenue was 9% in both the quarter and six months ended July 31, 2010, as compared to 10% and 11% in the same quarter and six months, respectively, a year ago. For both the current quarter and six months, when compared to the same quarter and six months a year ago, the decrease in professional services revenue, in both absolute dollars and as a percentage of total revenue, is predominantly due to a decline in the number of consulting engagements primarily as a result of slower software purchasing activity resulting from worldwide general economic weakness. In general, professional services revenue is attributable to consulting opportunities in our installed customer base and expanding our consulting service capabilities. We expect professional services revenue to remain generally flat or slightly increase over the near term as a result of the expansion of our professional services organization, offset by the expected continuation of adverse worldwide economic conditions.

Cost of Revenue

Cost of revenue, consisting of cost of software licenses, cost of maintenance, cost of professional services and amortization of acquired technology, was 31% of total revenue in both the quarter and six months ended July 31, 2010, as compared to 33% and 34% in the same quarter and six months, respectively, a year ago.

The following table summarizes cost of revenue for the periods indicated (in thousands, except percentages):

	Three Months Ended July 31,				Six Months Ended July 31,
	2010	2009	Increase (Decrease)		2010	2009	Increase (Decrease)
			In Dollars	In %			In Dollars	In %
Cost of revenue:
Software licenses	$233	$808	$(575)	(71)%	$533	$1,438	$(905)	(63)%
Maintenance	2,805	3,220	(415)	(13)%	5,690	6,436	(746)	(12)%
Professional services	4,166	5,441	(1,275)	(23)%	8,340	11,583	(3,243)	(28)%
Amortization of acquired technology	8,333	8,747	(414)	(5)%	17,029	17,093	(64)	—

Total cost of revenue	$15,537	$18,216	$(2,679)	(15)%	$31,592	$36,550	$(4,958)	(14)%

Percentage of total revenue	31%	33%			31%	34%

Software Licenses.    Cost of software licenses consists principally of fees associated with integrating third party technology into our PVCS and Dimensions distributed systems products and, to a lesser extent, salaries, bonuses and other costs associated with our product release organization. In fiscal 2010 only, cost of software licenses also included amortization of certain capitalized software costs associated with our on-demand application services. Beginning in fiscal 2011, we ceased amortizing capitalized software costs since such capitalized software costs were fully impaired in the fourth quarter of fiscal 2010. Accordingly, there was no amortization of capitalized software costs in the quarter and six months ended July 31, 2010, as compared to $0.5 million and $0.8 million, respectively, in the same quarter and six months a year ago. Cost of software licenses as a percentage of total software licenses revenue was 2% in both the quarter and six months ended July 31, 2010, as compared to 7% in both the same quarter and six months a year ago. For both the current quarter and six months, when compared to the same quarter and six months a year ago, the decrease in both absolute dollars and as a percentage of total software licenses revenue was primarily due to our capitalized software costs associated with our on-demand application services being fully impaired in the fourth quarter of fiscal 2010.

Maintenance.    Cost of maintenance consists primarily of salaries, bonuses and other costs associated with our customer support organization. Cost of maintenance as a percentage of total maintenance revenue was 8% in both the quarter and six months ended July 31, 2010, as compared to 8% and 9% in the same quarter and six months, respectively, a year ago. For both the current quarter and six months, when compared to the same quarter and six months a year ago, the decrease in cost of maintenance in absolute dollars was primarily attributable to decreases in expenses resulting from restructuring and other cost cutting initiatives affecting our customer support organization and, to a lesser extent, benefits from currency fluctuations.

Professional Services.    Cost of professional services consists of salaries, bonuses and other costs associated with supporting and growing our professional services organization. Cost of professional services as a percentage of total professional services revenue was 90% in both the quarter and six months ended July 31, 2010, as compared to 97% and 95% in the same quarter and six months, respectively, a year ago. For both the current quarter and six months, when compared to the same quarter and six months a year ago, the decrease in the cost of professional services in both absolute dollars and as a percentage of total professional services revenue was predominantly due to decreases in expenses to support lower professional services revenue and, to a lesser extent, restructuring and other cost cutting initiatives.

Amortization of Acquired Technology.    In connection with the Merger, and to a lesser extent small technology acquisitions in March 2006, October 2006 and September 2008, we have recorded $178.7 million in acquired technology, reduced by amortization totaling $158.4 million as of July 31, 2010. For both the current quarter and six months ended July 31, 2010, when compared to the same quarter and six months a year ago, amortization expense was predominantly due to the acquired technology recorded in connection with the Merger. Assuming there are no impairments and no acquisitions, we expect to record $8.3 million in amortization expense in each of the next two quarters of fiscal 2011 and finally, $3.6 million in amortization expense in the first quarter of fiscal 2012.

Operating Expenses

The following table summarizes operating expenses for the periods indicated (in thousands, except percentages):

	Three Months Ended July 31,				Six Months Ended July 31,
	2010	2009	Increase (Decrease)		2010	2009	Increase (Decrease)
			In Dollars	In %			In Dollars	In %
Operating expenses:
Sales and marketing	$12,528	$14,367	$(1,839)	(13)%	$26,151	$29,343	$(3,192)	(11)%
Research and development	7,612	7,961	(349)	(4)%	15,952	16,321	(369)	(2)%
General and administrative	3,604	4,586	(982)	(21)%	8,261	8,671	(410)	(5)%
Amortization of intangible assets	9,203	9,203	—	—	18,406	18,406	—	—
Restructuring, acquisition & other charges	452	364	88	24%	2,622	2,215	407	18%
Goodwill impairment	1,433	—	1,433	—	1,433	—	1,433	—

Total operating expenses	$34,832	$36,481	$(1,649)	(5)%	$72,825	$74,956	$(2,131)	(3)%

Percentage of total revenue	69%	66%			71%	69%

Sales and Marketing.    Sales and marketing expenses consist primarily of salaries, commissions and bonuses, payroll taxes and employee benefits as well as travel, entertainment and marketing expenses. Sales and marketing expenses as a percentage of total revenue were 25% and 26% in the quarter and six months ended July 31, 2010, respectively, as compared to 26% and 27% in the same quarter and six months, respectively, a year ago. For the quarter ended July 31, 2010, when compared to the same quarter a year ago, in both absolute dollars and as a percentage of total revenue, the decrease in sales and marketing expenses was primarily the result of lower travel expenses and sales commissions, and a $0.3 million decrease in costs related to the correction of immaterial errors. For the six months ended July 31, 2010, when compared to the same six months a year ago, in both absolute dollars and as a percentage of total revenue, the decrease in sales and marketing expenses was the result of restructuring and other cost cutting initiatives put in place in fiscal 2010 and a $0.3 million decrease in costs related to the correction of immaterial errors. In absolute dollar terms, we expect sales and marketing expenses to increase over the near term.

Research and Development.    Research and development expenses consist primarily of salaries, bonuses, payroll taxes, employee benefits and costs attributable to research and development activities. Research and development expenses as a percentage of total revenue were 15% and 16% in the quarter and six months ended July 31, 2010, respectively, as compared to 14% and 15% in the same quarter and six months, respectively, a year ago. For both the current quarter and six months, when compared to the same quarter and six months a year ago, the slight decrease in research and development expenses in absolute dollars is primarily attributable to restructuring and other cost cutting initiatives put in place in fiscal 2010 and a $0.2 million decrease in costs recorded in the current quarter related to the correction of immaterial errors, all partially offset by decreases in capitalization of certain research and development costs associated with our on-demand application services totaling $1.2 million and $2.4 million in the current quarter and six months, respectively. In absolute dollar terms, we expect research and development expenses to remain generally flat over the near term.

General and Administrative.    General and administrative expenses consist primarily of salaries, bonuses, payroll taxes, benefits and certain non-allocable administrative costs, including legal and accounting fees and bad debt. General and administrative expenses as a percentage of total revenue were 7% and 8% in the quarter and six months ended July 31, 2010, respectively, as compared to 8% in both the same quarter and six months a year ago. For the quarter ended July 31, 2010, when compared to the same quarter a year ago, the decrease in general and administrative expenses in both absolute dollars and as a percentage of total revenue is primarily attributable to restructuring and other cost cutting initiatives put in place in fiscal 2010, a $0.5 million decrease in costs due to fluctuations in foreign currency exchange rates and a $0.2 million decrease in costs related to the correction of immaterial errors. For the six months ended July 31, 2010, when compared to the same six months a year ago, the decrease in general and administrative expenses in absolute dollars is primarily attributable to restructuring and other cost cutting initiatives put in place in fiscal 2010, a $0.5 million decrease in bad debt expense and a $0.2 million decrease in costs related to the correction of immaterial errors. We expect general and administrative expenses to remain generally flat in absolute dollar terms over the near term.

Amortization of Intangible Assets.    In connection with the Merger, and to a lesser extent a small technology acquisition in October 2006, we have recorded $293.2 million in identifiable intangible assets, reduced by amortization totaling $161.4 million as of July 31, 2010. For the current quarter and six months ended July 31, 2010 and the same quarter and six months a year ago, amortization expense was predominantly due to the identifiable intangible assets recorded in connection with the Merger. Assuming there are no impairments and no acquisitions, we expect to record $9.2 million in amortization expense in each of the next seven fiscal quarters, $9.1 million in amortization expense in each of the seven fiscal quarters following thereafter and finally, $3.9 million in amortization expense in the first quarter of fiscal 2015.

Restructuring, Acquisition and Other Charges.    In connection with our restructuring plans put in place on April 30, 2009 and again on March 1, 2010, and in connection with the Merger and the issuance of debt and other activities not part of ongoing operations, we recorded $0.5 million and $2.6 million in restructuring, acquisition and other charges in the quarter and six months ended July 31, 2010, respectively, as compared to $0.4 million and $2.2 million in the same quarter and six months, respectively, a year ago. Restructuring, acquisition and other charges for the three months and six months ended July 31, 2010 and 2009 are categorized as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2010	2009	2010	2009
Sponsor fees, administration fees and other costs related to the Merger and the issuance of debt	$310	$327	$620	$614
Restructuring charges consisting principally of severance, payroll taxes and other employee benefits, facilities closures and legal and other miscellaneous costs(1)	(225)	(18)	925	1,546
Other redundancy costs not related to our restructuring plans including severance and other employee related costs, costs to establish or liquidate entities, and other miscellaneous costs not part of ongoing operations	367	55	1,077	55

Total restructuring, acquisition and other charges	$452	$364	$2,622	$2,215

(1)	See Note 3 of notes to our unaudited condensed consolidated financial statements for additional information related to our restructuring plans.

Goodwill Impairment.    In the quarter ended July 31, 2010, we corrected certain immaterial errors related to acquisition purchase accounting allocations and tax reserves that resulted in recording an impairment charge in the three months and six months ended July 31, 2010 totaling $1.4 million. See Notes 1(c) “Correction of Immaterial Errors” and 4(a) “Goodwill” of notes to our unaudited condensed consolidated financial statements for further details regarding the correction of immaterial errors and the resulting goodwill impairment charge.

Other Income (Expense)

The following table summarizes other income (expense) for the periods indicated (in thousands, except percentages):

	Three Months Ended July 31,				Six Months Ended July 31,
	2010	2009	Increase (Decrease)		2010	2009	Increase (Decrease)
			In Dollars	In %			In Dollars	In %
Other income (expense):
Interest income	$55	$134	$(79)	(59)%	$90	$347	$(257)	(74)%
Gain on early extinguishment of debt	—	1,038	(1,038)	(100)%	—	4,602	(4,602)	(100)%
Interest expense	(6,018)	(8,591)	2,573	(30)%	(13,193)	(17,257)	4,064	(24)%
Change in the fair value of derivative instrument	—	1,033	(1,033)	(100)%	1,616	1,447	169	12%
Amortization and write-off of debt issuance costs	(436)	(674)	238	(35)%	(869)	(1,306)	437	(33)%

Total other income (expense)	$(6,399)	$(7,060)	$661	(9)%	$(12,356)	$(12,167)	$(189)	2%

Percentage of total revenue	(13)%	(13)%			(12)%	(12)%

Interest Income.    For the current quarter and six months ended July 31, 2010, when compared to the same quarter and six months a year ago, the dollar decrease in interest income is predominantly due to decreases in balances in interest bearing accounts, such as cash and cash equivalents, resulting from servicing and paying down principal on our debt and, to a lesser extent, lower yields, all partially offset by increases in cash balances resulting from the accumulation of free cash flows from operations.

Gain on Early Extinguishment of Debt.    In the quarter and six months ended July 31, 2009, we recorded gains on the early extinguishment of debt totaling $1.0 million and $4.6 million, respectively, following repurchases of our senior subordinated notes. See Note 7 of notes to our unaudited condensed consolidated financial statements for additional information related to our debt.

Interest Expense.    For the quarter and six months ended July 31, 2010, when compared to the same quarter and six months a year ago, the dollar decrease in interest expense is predominantly due to our paying down principal on our senior subordinated notes totaling $24.4 million in the first half of fiscal 2010 and paying down principal on our revolving term credit facility and senior secured term loan totaling $30.0 million and $2.0 million, respectively, in the fiscal quarter ended April 30, 2010. See Note 7 of notes to our unaudited condensed consolidated financial statements for additional information related to our debt.

Change in the Fair Value of Derivative Instrument.    We used an interest rate swap as part of our interest rate risk management strategy and to comply with certain requirements of our senior secured credit agreement to enter a hedging agreement with a term of at least two years. In the second fiscal quarter ended July 31, 2006, we entered into an interest rate swap transaction to effectively convert the variable interest rate on a portion of the $400.0 million senior secured term loan to a fixed rate. The swap, which expired on April 10, 2010, was recorded on the balance sheet at fair value. The swap was not designated as an accounting hedge, and accordingly, changes in the fair value of the derivative were recognized in the statement of operations. The notional amount of the swap was $250.0 million initially declining over time to $126.0 million at the time the swap transaction expired on April 10, 2010. Under the terms of the swap, we made interest payments based on a fixed rate equal to 5.38% and received interest payments based on the LIBOR setting rate, set in arrears. In the quarter ended April 30, 2010, which was the final quarter for our interest rate swap contract, we recorded $1.6 million in income related to the changes in the fair value of the derivative, as compared to $1.0 million and $1.4 million in income related to the changes in the fair value of the derivative in the quarter and six months ended July 31, 2009, respectively. We do not expect to enter into a similar interest rate swap during fiscal year 2011.

Amortization and Write-Off of Debt Issuance Costs.    In connection with the Merger, we recorded $16.1 million in debt issuance costs, reduced by accumulated amortization totaling $9.7 million as of July 31, 2010. In the quarter and six months ended July 31, 2010, we recorded $0.4 million and $0.9 million in amortization and write-off of debt issuance costs, respectively, as compared to $0.7 million and $1.3 million in the same quarter and six months, respectively, a year ago. For both the quarter and six months ended July 31, 2010, when compared to the same quarter and six months a year ago, the decrease in amortization and write-off of debt issuance costs is predominantly due to the write-off of unamortized debt issuance costs of approximately $0.3 million and $0.4 million recorded in the year ago quarter and six months, respectively, associated with the early extinguishment of senior subordinated notes. Assuming we do not incur additional debt or extinguish senior subordinated notes before maturity, we expect to record $0.4 million to $0.5 million per quarter in amortization expense over the next ten fiscal quarters through the end of fiscal 2013 and $0.1 million to $0.2 million per quarter in amortization expense over the eleven fiscal quarters following thereafter through the end of fiscal 2016.

Income Tax Benefit

The following table summarizes income tax (benefit) expense for the periods indicated (in thousands, except percentages):

	Three Months Ended July 31,				Six Months Ended July 31,
	2010	2009	Increase (Decrease)		2010	2009	Increase (Decrease)
			In Dollars	In %			In Dollars	In %
Income tax benefit	$(3,008)	$(5,081)	$2,073	(41)%	$(7,227)	$(9,398)	$2,171	(23)%

Percentage of total revenue	(6)%	(9)%			(7)%	(9)%

Income Tax Benefit.    The income tax benefit was $3.0 and $7.2 million in the quarter and six months ended July 31, 2010, respectively, as compared to $5.1 million and $9.4 million in the same quarter and six months, respectively, a year ago. The Company’s projected effective income tax benefit rate for fiscal year 2011 is 51%. The Company’s effective income tax benefit rate for fiscal year 2010 was 59%. The Company’s effective income tax benefit rate is greater than the statutory rate due to the impacts of permanently reinvested foreign earnings, the domestic production deduction and state taxes. See Note 8 of notes to our unaudited condensed consolidated financial statements included elsewhere in this report for further information regarding income taxes and its impact on our results of operations and financial position.

Liquidity and Capital Resources

Cash and Cash Equivalents.    Since our inception, we have financed our operations and met our capital expenditure requirements through cash flows from operations. As of July 31, 2010, we had $103.3 million in cash and cash equivalents.

Net Cash Provided by Operating Activities.    Cash flows provided by operating activities were $11.5 million and $9.6 million in the six months ended July 31, 2010 and the same six months a year ago, respectively. In the six months ended July 31, 2010, our cash flows provided by operating activities exceeded net loss principally due to the inclusion of non-cash expenses in net loss and a decrease in accounts receivable, all partially offset by interest payments made on the term credit facility and subordinated notes totaling $13.4 million, cash collections in advance of revenue recognition for maintenance contracts, decreases in accrued expenses and other liabilities and income tax payments net of refunds totaling $2.9 million. In the six months ended July 31, 2009, our cash flows provided by operating activities exceeded net loss principally due to the inclusion of non-cash expenses in net loss and a decrease in accounts receivable, all partially offset by interest payments made on the term credit facility and subordinated notes totaling $17.6 million, income tax payments net of refunds totaling $8.9 million, cash collections in advance of revenue recognition for maintenance contracts and decreases in accrued expenses and other liabilities.

Net Cash Used in Investing Activities.    Net cash used in investing activities was $0.8 million and $3.1 million in the six months ended July 31, 2010 and the same six months a year ago, respectively. In the six months ended July 31, 2010, net cash used in investing activities related to the purchase of computer equipment and office furniture and equipment totaling $0.6 million and capitalized software totaling $0.2 million. In the six months ended July 31, 2009, net cash used in investing activities related to capitalized software totaling $2.4 million, the purchase of computer equipment and office furniture and equipment totaling $0.5 million and acquisition related costs paid totaling $0.2 million related to Projity.

Net Cash Used in Financing Activities.    Net cash used in financing activities was $32.4 million and $22.1 million in the six months ended July 31, 2010 and the same six months a year ago, respectively. In the six months ended July 31, 2010, net cash used in financing activities principally related to principal payments made on the revolving term credit facility and senior secured term loan totaling $30.0 million and $2.0 million, respectively, and the repurchases of common stock totaling $0.3 million. In the six months ended July 31, 2009, net cash used in financing activities principally related to principal payments made on the senior subordinated notes and senior secured term loan totaling $19.8 million and $2.0 million, respectively, and the repurchases of common stock totaling $0.2 million.

Contractual Obligations and Commitments

As a result of the acquisition transactions related to the Merger, we became highly leveraged. As of July 31, 2010, we had outstanding $494.0 million in aggregate indebtedness. Our liquidity obligations are significant, primarily due to debt service obligations. Our interest expense for the quarter and six months ended July 31, 2010 was $6.0 million and $13.2 million, respectively, as compared to $8.6 million and $17.3 million in the same quarter and six months, respectively, a year ago.

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

The following is a summary of our various contractual commitments, including non-cancelable operating lease agreements for office space that expire between calendar years 2011 and 2013. All periods start from August 1, 2010.

	Payments Due by Period(2)
	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
	(in thousands)
Operating lease obligations	$5,888	$4,201	$1,687	$—	$—
Credit Facility:
Senior secured term loan due March 10, 2013	316,000	—	316,000	—	—
Revolving term credit facility due March 10, 2012	35,000	—	35,000	—	—
Senior subordinated notes due March 15, 2016	142,952	—	—	—	142,952
Scheduled interest on debt(1)	106,296	23,972	43,391	29,663	9,270

	$606,136	$28,173	$396,078	$29,663	$152,222

(1)	Scheduled interest on debt is calculated through the instrument’s due date and assumes no principal paydowns or borrowings. Scheduled interest on debt includes the seven year senior secured term loan due March 10, 2013 at an annual rate of 2.53656%, which is the rate in effect as of July 31, 2010, the six year revolving term credit facility due March 10, 2012 at an annual rate of 2.78656%, which is the rate in effect as of July 31, 2010, the commitment fee on the unutilized amount of the six year revolving term credit facility due March 10, 2012 at the stated annual rate of 0.5%, and the ten year senior subordinated notes due March 15, 2016 at the stated annual rate of 10.375%.
(2)	This table excludes our unrecognized tax benefits totaling $6.2 million as of July 31, 2010 since we have determined that the timing of payments with respect to this liability cannot be reasonably estimated.

Accounts Receivable and Deferred Revenue.    At July 31, 2010, we had accounts receivable, net of allowances, of $18.9 million and total deferred revenue of $70.6 million.

Off-Balance Sheet Arrangements.    As part of our ongoing operations, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of July 31, 2010, we were not involved in any unconsolidated SPE transactions.

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

Interest Rates and Fees.    The $400.0 million term loan, of which $316.0 million was outstanding as of July 31, 2010, bears interest at a rate equal to three-month LIBOR plus 2.00%. That rate was 2.53656% as of July 31, 2010. The revolving term credit facility, of which $35.0 million was outstanding as of July 31, 2010, bears interest at a rate equal to three-month LIBOR plus 2.25%. That rate was 2.78656% as of July 31, 2010. More generally, the loans under the senior secured credit agreement bear interest, at the option of the borrower, at the following:

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

In April 2010, we made a mandatory principal payment totaling $2 million on the senior secured term loan and a voluntary principal payment totaling $30 million on the revolving term credit facility. Given the aggregate principal payments totaling $32 million in the first quarter of fiscal 2011, we do not expect that there will be a mandatory excess cash principal payment within the next twelve months.

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

Senior Subordinated Notes

As of July 31, 2010, we had outstanding $143.0 million principal amount of senior subordinated notes, bearing interest at a rate of 10.375%, payable semi-annually on March 15 and September 15, and maturing on March 15, 2016. The notes are our unsecured, senior subordinated obligations. The notes are subject to redemption at our option under terms and conditions specified in the indenture related to the notes, and the holders of the notes have the right to require us to repurchase some or all the notes at 101% of their face amount, plus accrued and unpaid interest, upon certain change of control events.

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

In September 2010 we repurchased, in two separate privately negotiated transactions, an aggregate of $8.7 million of principal amount of our senior subordinated notes. The resulting loss from the extinguishment of debt will not be material.

We may from time to time, in our sole discretion, purchase, redeem or retire our senior subordinated notes in privately negotiated or open market transactions by tender offer or otherwise.

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

In addition, under our senior secured credit agreement, we are required to satisfy and maintain specified financial ratios and other financial condition tests, including minimum interest coverage ratio and a maximum total leverage ratio. We were in compliance with all of the covenants under the secured credit agreement and indenture as of July 31, 2010. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet those ratios and tests in the future. A breach of any of these covenants would result in a default (which, if not cured, could mature into an event of default) and in certain cases an immediate event of default under our senior secured credit agreement. Upon the occurrence of an event of default under our senior secured credit agreement, all amounts outstanding under our senior secured credit agreement could be declared to be (or could automatically become) immediately due and payable and all commitments to extend further credit could be terminated.

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

The following is a reconciliation of net loss, a GAAP measure of our operating results, to Adjusted EBITDA as defined in our debt agreements.

	Three Months Ended July 31,		Six Months Ended July 31,
	2010	2009	2010	2009
Net loss(1)	$(3,496)	$(1,495)	$(7,657)	$(6,310)
Interest expense (income), net(2)	6,399	7,060	12,356	12,167
Income tax benefit	(3,008)	(5,081)	(7,227)	(9,398)
Depreciation and amortization expense(3)	19,090	19,667	38,923	38,450
Goodwill impairment	1,433	—	1,433	—

EBITDA	20,418	20,151	37,828	34,909
Deferred maintenance writedown(1)	37	32	74	67
Restructuring, acquisition and other charges(4)	452	364	2,622	2,215

Adjusted EBITDA(1)	$20,907	$20,547	$40,524	$37,191

(1)	Net loss for the periods presented includes the periodic effect of the deferred maintenance step-down associated with the Merger. This unrecognized maintenance revenue is added back in calculating Adjusted EBITDA for purposes of the indenture governing the senior subordinated notes and the senior secured credit agreement.
(2)	Interest expense (income), net includes interest income, interest expense, the change in the fair value of derivative instruments, amortization and write-off of debt issuance costs and gain on early extinguishment of debt.
(3)	Depreciation and amortization expense includes depreciation of fixed assets, amortization of leasehold improvements, amortization of acquired technologies, amortization of other intangible assets and amortization of stock-based compensation. See Note 2 of notes to our unaudited condensed consolidated financial statements for additional information related to stock-based compensation.
(4)	Restructuring, acquisition and other charges include employee payroll, severance and other employee related costs associated with transitional activities that are not expected to be part of our ongoing operations, and travel and other direct costs associated with the Merger. See Note 3 of notes to our unaudited condensed consolidated financial statements for additional information related to restructuring charges and accruals.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

We do not use derivative financial instruments in our investment portfolio and have no foreign exchange contracts. Our financial instruments consist of cash and cash equivalents, trade accounts receivable, accounts payable, term loan and secured indebtedness. We consider investments in highly liquid instruments purchased with an original maturity of 90 days or less to be cash equivalents. All of our cash equivalents principally consist of money market funds, and are classified as available-for-sale as of July 31, 2010. We are subject to interest rate risk on the variable interest rate of the secured term loan. We do not believe that a hypothetical 25% fluctuation in the variable interest rate would have a material impact on our consolidated financial position or results of operations.

Interest Rate Risk.    Historically, our exposure to market risk for changes in interest rates relates primarily to our short and long-term investments and short and long-term debt obligations.

As of July 31, 2010, we had $316.0 million of debt under our senior secured credit agreement. A 1% increase in these floating rates would increase annual interest expense by $3.2 million. We have had limited exposure to interest rate fluctuations historically. As a result we have not used interest rate hedging strategies in the past. However, given our increased exposure to volatility in floating rates after the acquisition transactions, we continue to evaluate hedging opportunities and may enter into hedging transactions in the future.

Under our senior secured credit agreement, we were required, within 90 days after the closing date, to fix the interest rate of at least 50% of the aggregate principal amount of indebtedness under our term loan through swaps, caps, collars, future or option contracts or similar agreements. We were also required to maintain this interest rate protection for a minimum of two years.

Consequently, in the second fiscal quarter ended July 31, 2006, we entered into an interest rate swap transaction to effectively convert the variable interest rate on a portion of the $400.0 million senior secured term loan to a fixed rate. The swap, which expired on April 10, 2010, was recorded on our consolidated balance sheet at fair value. The swap was not designated as an accounting hedge and, accordingly, changes in the fair value of the derivative were recognized in the consolidated statement of operations. The notional amount of the swap was $250.0 million initially and amortized down over time to $126.0 million at the time the swap transaction expired on April 10, 2010. Under the terms of the swap, we made interest payments based on a fixed rate equal to 5.38% and received interest payments based on the LIBOR setting rate, set in arrears. In the quarter ended April 30, 2010, which was the final quarter for our interest rate swap contract, we recorded $1.6 million in income related to the changes in the fair value of the derivative, as compared to $1.0 million and $1.4 million in income related to the changes in the fair value of the derivative in the quarter and six months ended July 31, 2009, respectively. We do not expect to enter into a similar interest rate swap in fiscal year 2011.

Foreign Exchange Risk.    Sales to foreign countries accounted for approximately 33% of the total sales in both the quarter and six months ended July 31, 2010, as compared to 32% in both the same quarter and six months a year ago. Because we invoice certain foreign sales in currencies other than the United States dollar, predominantly the British pound sterling and euro, and do not hedge these transactions, fluctuations in exchange rates could adversely affect the translated results of operations of our foreign subsidiaries. Therefore, foreign exchange fluctuations could create a risk of significant balance sheet gains or losses in our consolidated financial statements. In addition, in the past several years we have benefited from the weakness of the U.S. dollar against other currencies, increasing our net revenues derived from international operations. In more recent quarters, the U.S. dollar appreciated against these foreign currencies, negatively affecting our net revenues. If the U.S. dollar continues to strengthen against foreign currencies, our future net revenues could be adversely affected. However, given our foreign subsidiaries’ net book values as of July 31, 2010 and net cash flows for the most recent fiscal six months ended July 31, 2010, we do not believe that a hypothetical 25% fluctuation in foreign currency exchange rates would have a material impact on our consolidated financial position or results of operations.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.    Our Chief Executive Officer and Chief Financial Officer, with the assistance of senior management personnel, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of July 31, 2010. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual and quarterly reports filed under the Exchange Act. Based on this evaluation, and subject to the limitations described below, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of July 31, 2010.

Changes in Internal Control over Financial Reporting.    There were no changes in our internal control over financial reporting during the quarter ended July 31, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On May 8, 2010, one of our current employees exercised a stock option to acquire 5,200 shares of our common stock for an aggregate exercise price of $6,500.00. The exercise of the stock option was effected through the net exercise of the stock option, with 2,111 shares applied to the payment of the aggregate exercise price, 1,359 shares applied to the payment of applicable taxes and withholdings and 1,730 shares issued to the employee. The shares of common stock were issued under an exemption from registration requirements pursuant to Rule 701 of the Securities Act of 1933, which provides an exemption for offers and sales of securities pursuant to certain compensatory benefit plans.

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

Date: September 14, 2010

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