Form 10-Q
period 2010-10-31
SERENA SOFTWARE INC
filed 2010-12-09
CIK 1073967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2010

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

As of November 30, 2010, 98,389,625 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SERENA SOFTWARE, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	October 31, 2010	January 31, 2010
ASSETS
Current assets
Cash and cash equivalents	$83,712	$124,996
Accounts receivable, net of allowance of $1,426 and $1,480 at October 31, 2010 and January 31, 2010, respectively	24,190	24,799
Deferred taxes, net	5,402	5,443
Prepaid expenses and other current assets	5,924	5,333

Total current assets	119,228	160,571
Property and equipment, net	3,720	3,213
Goodwill	462,400	464,331
Other intangible assets, net	135,975	189,331
Other assets	4,355	5,776

TOTAL ASSETS	$725,678	$823,222

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$—	$2,000
Accounts payable	2,098	1,573
Income taxes payable	6,955	5,972
Accrued expenses	17,286	24,665
Accrued interest on term loan and subordinated notes	4,624	8,764
Deferred revenue	53,281	70,620

Total current liabilities	84,244	113,558
Deferred revenue, less current portion	6,565	8,122
Long-term liabilities	3,768	4,667
Deferred taxes	41,694	61,846
Term loan	316,000	316,000
Revolving term credit facility	35,000	65,000
Senior subordinated notes	134,265	142,952

Total liabilities	621,536	712,145

Commitments and contingencies:
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized and no shares issued and outstanding at October 31, 2010 and January 31, 2010	—	—
Series A Preferred stock, $0.01 par value; 1 share authorized, issued and outstanding at October 31, 2010 and January 31, 2010	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 98,389,625 and 98,481,641 shares issued and outstanding at October 31, 2010 and January 31, 2010, respectively	984	985
Additional paid-in capital	514,676	512,208
Accumulated other comprehensive (loss) income	(1,013)	18
Accumulated deficit	(410,505)	(402,134)

Total stockholders’ equity	104,142	111,077

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$725,678	$823,222

See accompanying notes to condensed consolidated financial statements.

SERENA SOFTWARE, INC.

Condensed Consolidated Statements of Operations

For the Three Months and Nine Months Ended October 31, 2010 and 2009

(In thousands)

(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2010	2009	2010	2009
Revenue:
Software licenses	$11,464	$12,064	$32,926	$32,548
Maintenance	36,596	38,571	107,787	113,831
Professional services	4,832	5,294	14,068	17,515

Total revenue	52,892	55,929	154,781	163,894

Cost of revenue:
Software licenses	432	876	965	2,314
Maintenance	2,895	3,073	8,585	9,509
Professional services	4,772	5,227	13,112	16,810
Amortization of acquired technology	8,333	8,747	25,362	25,840

Total cost of revenue	16,432	17,923	48,024	54,473

Gross profit	36,460	38,006	106,757	109,421

Operating expenses:
Sales and marketing	13,393	13,401	39,544	42,744
Research and development	7,839	7,845	23,791	24,166
General and administrative	3,896	3,087	12,157	11,758
Amortization of intangible assets	9,203	9,203	27,609	27,609
Restructuring, acquisition and other charges	910	5,016	3,532	7,231
Goodwill impairment	—	—	1,433	—

Total operating expenses	35,241	38,552	108,066	113,508

Operating income (loss)	1,219	(546)	(1,309)	(4,087)

Other income (expense):
Interest income	53	45	143	392
(Loss) gain on early extinguishment of debt	(243)	—	(243)	4,602
Interest expense	(5,825)	(7,989)	(19,018)	(25,246)
Change in the fair value of derivative instrument	—	1,514	1,616	2,961
Amortization and write-off of debt issuance costs	(546)	(423)	(1,415)	(1,729)

Total other income (expense)	(6,561)	(6,853)	(18,917)	(19,020)

Loss before income taxes	(5,342)	(7,399)	(20,226)	(23,107)
Income tax benefit	(4,628)	(1,730)	(11,855)	(11,128)

Net loss	$(714)	$(5,669)	$(8,371)	$(11,979)

See accompanying notes to condensed consolidated financial statements.

SERENA SOFTWARE, INC.

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended October 31, 2010 and 2009

(In thousands)

(Unaudited)

	Nine Months Ended October 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(8,371)	$(11,979)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of acquired technology and other intangibles	55,236	57,457
Deferred income taxes	(20,112)	(15,925)
Loss (gain) on early extinguishment of debt	243	(4,602)
Interest expense on term credit facility and subordinated notes, net of interest paid	(4,109)	(4,298)
Fair market value adjustment on the interest rate swap	(1,616)	(2,961)
Amortization and write off of debt issuance costs	1,415	1,729
Stock-based compensation	2,852	722
Restructuring, acquisition and other charges	(380)	—
Goodwill impairment	1,433	—
Changes in operating assets and liabilities:
Accounts receivable	609	10,060
Prepaid expenses and other assets	(585)	(127)
Accounts payable	290	(344)
Income taxes payable	304	(5,328)
Accrued expenses and other liabilities	(5,444)	(97)
Deferred revenue	(18,896)	(17,354)

Net cash provided by operating activities	2,869	6,953

Cash flows used in investing activities:
Capital expenditures	(1,837)	(568)
Capital expenditures for internal use software	(349)	(3,307)
Cash paid in acquisitions, net of cash received	—	(200)

Net cash used in investing activities	(2,186)	(4,075)

Cash flows used in financing activities:
Common stock repurchased under stock repurchase plans and other plans	(347)	(212)
Repurchase of option rights under employee stock option plan	(63)	(595)
Exercise of stock options under employee stock option plan	24	21
Principal payments and early extinguishments under the term credit facility and senior subordinated notes	(40,930)	(21,829)

Net cash used in financing activities	(41,316)	(22,615)

Effect of exchange rate changes on cash and cash equivalents	(651)	(1,501)

Net decrease in cash and cash equivalents	(41,284)	(21,238)
Cash and cash equivalents at beginning of period	124,996	115,044

Cash and cash equivalents at end of period	$83,712	$93,806

Supplemental disclosures of cash flow information:
Income taxes paid, net of refunds	$7,292	$9,825

Interest expense paid	$23,127	$29,498

Non-cash investing and financing activity:
Consideration payable to shareholders in acquisitions	$—	$332

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

In the quarter ended October 31, 2009, the Company completed a tender offer permitting all eligible employees and its independent directors to exchange, on a one-for-one basis, stock options granted under the 2006 Plan for new stock options granted under Serena’s Amended and Restated 2006 Stock Incentive Plan (the “Amended 2006 Plan”) having a lower exercise price and different vesting terms. Eligible optionholders exchanged part or all of their time-based options for new time-based options having a vesting period, generally, of three years and an exercise price of $3.00 per share, which was the fair market value of Serena’s common stock immediately after the closing of the tender offer. New time-based options held by the Company’s independent directors have a vesting period of one year. Eligible employees who were not executive officers or officers of the Company exchanged part or all of their performance-based options for new time-based options having a vesting period of three years and an exercise price of $3.00 per share, which was the fair market value of Serena’s common stock after the closing of the tender offer. Executive officers and officers of the Company exchanged part or all of their performance-based options for new performance-based options having a vesting period of three years and six months, with vesting based on the achievement of EBITA targets established by the Board of Directors, and an exercise price of $3.00 per share, which was the fair market value of Serena’s common stock after the closing of the tender offer. Eligible employees holding stock options to acquire fewer than 25,000 shares of Serena common stock were offered the opportunity to sell their stock options to Serena based on a purchase price of $1.25 per share into which the options were exercisable. The stock options exchanged through the tender offer represented the right to acquire 8,640,000 shares of Serena common stock, and the stock options purchased by Serena through the tender offer represented the right to acquire 300,500 shares of Serena common stock. In aggregate, the incremental fair value from the tender offer was $4.4 million, and a total of 83 employees, or approximately 14% of the workforce at the time of the tender offer, and 3 outside directors either exchanged stock options or cashed out stock options through the tender offer.

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

As of October 31, 2010, a total of 11,853,823 shares of common stock were reserved for issuance upon the exercise of stock options and for the future grant of stock options or awards under the Amended 2006 Plan.

As of October 31, 2010, total unrecognized compensation costs related to unvested stock options and restricted stock was $9.1 million. Costs related to unvested stock options are expected to be recognized over a period of 3 to 3.5 years and costs related to the restricted stock are expected to be recognized over a period of 3 to 4 years from grant date.

The fair value of each stock option grant under the stock option plans is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the three months and nine months ended October 31, 2010 and 2009.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2010	2009(1)	2010	2009(1)(2)
Expected life (in years)	2.4 to 3.0	3.0 to 4.0	2.4 to 3.0	3.0 to 5.0
Risk-free interest rate	0.2% to 0.8%	1.6% to 2.5%	0.2% to 1.5%	1.6% to 2.5%
Volatility	16% to 33%	31% to 35%	16% to 38%	31% to 35%

(1)	None of the options granted in the three months ended October 31, 2009 were eligible for exchange of new options or cash in the October 2009 tender offer.
(2)	All options granted during the first six months of the nine month period ended October 31, 2009 were tendered for new options or exchanged for cash in the October 2009 tender offer.

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

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

General Stock Option Information

The following table sets forth the summary of option activity under our stock option programs for the nine months ended October 31, 2010:

	Options Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price
Balances as of January 31, 2010	1,997,529	10,212,401	$2.76
Granted(1)	(1,410,000)	1,410,000	$3.11
Exercised	—	(62,337)	$1.25
Cancelled(2)	—	(18,770)	$1.25
Cancelled	450,463	(450,463)	$3.64
Restricted stock units granted, net of cancellations(3)	(275,000)	—	—

Balances as of October 31, 2010(4)	762,992	11,090,831	$2.78

(1)	Represents 295,000 options granted in the quarter ended April 30, 2010 at $3.08 per share, 710,000 options granted in the quarter ended July 31, 2010 at $3.08 per share, and 405,000 options granted in the quarter ended October 31, 2010 at $3.19 per share.
(2)	Represents cancelled “Roll Over” options which are not returned to the available-for-grant stock option pool.
(3)	Restricted stock units granted in the nine months ended October 31, 2010 were issued from the stock option pool. A total of 300,000 units were issued net of 25,000 units that were cancelled in the nine months ended October 31, 2010. See “Restricted Stock Units” below for further details.
(4)	The number of options vested and expected to vest as of October 31, 2010 is 10,913,342 and has a weighted average exercise price of $2.78.

Information regarding the stock options outstanding at October 31, 2010 is summarized as follows:

Exercise Price	Number Outstanding(1)(2)	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable(1)(2)	Weighted Average Exercise Price
$1.25	1,470,466	2.70 years	$1.25	1,470,466	$1.25
$3.00	8,210,365	8.64 years	$3.00	1,939,793	$3.00
$3.08	1,005,000	9.49 years	$3.08	29,440	$3.08
$3.19	405,000	9.82 years	$3.19	—	—

	11,090,831	7.97 years	$2.78	3,439,699	$2.25

(1)	The table shows options without consideration of expected forfeitures. The Company estimates its forfeiture rate to be approximately 2% annually.

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(2)	Total stock options outstanding at October 31, 2010 consist of 5,054,714 performance-based options, 4,565,651 time-based options and 1,470,466 roll over options. The Company presently does not record compensation expense associated with performance-based options because management believes their vesting is not probable.

The aggregate intrinsic value for options outstanding and options exercisable as of October 31, 2010 was $4.5 million and $3.2 million, respectively.

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

The following table sets forth the summary of restricted stock award activity under our restricted stock agreement for the nine months ended October 31, 2010:

	Non-Vested Shares	Weighted Average Grant Date Fair Value
Balances as of January 31, 2010	307,200	$5.00
Granted	—	$—
Restricted stock awards released upon vesting	(307,200)	$5.00
Cancelled	—	$—

Balances as of October 31, 2010	—	$—

Restricted Stock Units

In the nine months ended October 31, 2010, the Company entered into restricted stock agreements with certain employees. Pursuant to these agreements, each employee was issued restricted stock units in aggregate totaling 300,000 of the Company’s common stock. These units are unvested and subject to the employee’s continued employment with the Company for a period of three years from the date of issuance. With respect to all outstanding restricted stock agreements issued to date, if the Company is subject to a “change in control” or an “initial public offering” (as defined in these agreements) while the employee remains an employee of the Company, his or her remaining unvested restricted stock units will immediately vest in part or in full depending on the price per share at the time of such event.

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table sets forth the summary of restricted stock units activity under our restricted stock purchase agreements for the nine months ended October 31, 2010:

	Non-Vested Shares	Weighted Average Grant Date Fair Value
Balances as of January 31, 2010	1,820,000	$3.00
Granted	300,000	$3.10
Cancelled	(25,000)	$3.00

Balances as of October 31, 2010	2,095,000	$3.01

The aggregate intrinsic value for restricted stock units outstanding as of October 31, 2010 was $6.7 million. There were no restricted stock units exercisable as of October 31, 2010.

Stock-based compensation expense for the three months and nine months ended October 31, 2010 and 2009 is categorized as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2010	2009	2010	2009
Cost of maintenance	$19	$25	$72	$33
Cost of professional services	5	59	35	46

Stock-based compensation expense in cost of revenue	24	84	107	79

Sales and marketing	149	218	470	192
Research and development	193	235	616	315
General and administrative	493	(156)	1,659	136

Stock-based compensation expense (benefit) in operating expense	835	297	2,745	643

Total stock-based compensation expense	859	381	2,852	722
Income tax benefit	(334)	(148)	(1,108)	(280)

Total stock-based compensation expense, net of tax	$525	$233	$1,744	$442

(3)	Restructuring Charges and Accruals

On March 1, 2010, in response to the Company’s re-alignment of certain development resources associated with its Agile and PPM product offerings, the Company announced and began to execute plans to reduce its workforce by approximately 5%, or 33 positions, affecting primarily its research and development organization. The Company has realized and expects to continue to realize cost savings going forward as a result of this restructuring and other cost saving initiatives. The restructuring is substantially complete, and in connection with these actions, the Company recorded restructuring charges in the three months and nine months ended October 31, 2010 totaling $0.0 million and $1.3 million, respectively, consisting principally of severance, payroll taxes and other employee benefits, a facilities closure and legal and other miscellaneous costs. Restructuring charges are included in restructuring, acquisition and other charges in the Company’s unaudited condensed

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

consolidated statements of operations. The nature of all restructuring charges and the amounts paid and accrued as of October 31, 2010 are summarized as follows (in thousands):

	Severance, payroll taxes and other employee benefits	Facilities closures, legal and other miscellaneous(1)	Total restructuring charges and accruals
Balances as of January 31, 2010	$84	$1,682	$1,766
Accrued	651	600	1,251
Paid	(735)	(1,232)	(1,967)
Adjustments	—	(326)	(326)

Balances as of October 31, 2010	$—	$724	$724

(1)	In the nine months ended October 31, 2010, contract termination costs accrued totaled $0.4 million and related to an abandoned facility lease which will be paid out over the remaining lease term of 16 months, and legal and other miscellaneous costs accrued totaled $0.2 million. In the nine months ended October 31, 2010, the Company recorded an adjustment to the abandoned facility lease accrual totaling $0.3 million to reflect the actual costs associated with the Company entering into a sublease agreement for part of the abandoned facility space.

Restructuring accruals are reflected in accrued expenses in the Company’s unaudited condensed consolidated balance sheets.

The agreements underlying the Company’s senior subordinated notes and the Credit Facility include financial covenants based on Adjusted EBITDA and restructuring, acquisition and other charges are a component of that computation. These charges have been included as a separate line within operating expenses in the Company’s unaudited condensed consolidated statements of operations and are categorized as follows for the three months and nine months ended October 31, 2010 and 2009 (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2010	2009	2010	2009
Sponsor fees, administration fees and other costs related to the Merger and the issuance of debt	$309	$307	$929	$921
Restructuring charges consisting principally of severance, payroll taxes and other employee benefits, facilities closures and legal and other miscellaneous costs	—	3,836	925	5,382
Other redundancy costs not related to our restructuring plans including severance and other employee related costs, costs to establish or liquidate entities, and other miscellaneous costs not part of ongoing operations	601	873	1,678	928

Total restructuring, acquisition and other charges	$910	$5,016	$3,532	$7,231

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(4)	Goodwill and Other Intangible Assets

(a) Goodwill:

Goodwill is not amortized but instead is periodically tested for impairment. The required annual impairment test is performed in the fourth fiscal quarter each year. The Company has concluded that there were no indicators of impairment of goodwill in the three months or nine months ended October 31, 2010. In the quarter ended July 31, 2010, the Company corrected certain immaterial errors related to acquisition purchase accounting allocations totaling $1.9 million and offset by tax reserves totaling $0.5 million that resulted in recording an impairment charge in the nine months ended October 31, 2010 totaling $1.4 million. See Note 1(c) of notes to our unaudited condensed consolidated financial statements for further details regarding the correction of immaterial errors.

The change in the carrying amount of goodwill for the nine months ended October 31, 2010 is as follows (in thousands):

Balance as of January 31, 2010	$464,331
Correction of immaterial error— purchase accounting allocation for the Projity acquisition	(1,931)

Balance as of October 31, 2010	$462,400

(b) Other Intangible Assets:

Other intangible assets are comprised of the following (in thousands):

	As of October 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Acquired technology	$178,699	$(166,694)	$12,005
Customer relationships	278,900	(162,260)	116,640
Trademark/Trade name portfolio	14,300	(8,330)	5,970
Capitalized software	7,166	(5,806)	1,360

Total	$479,065	$(343,090)	$135,975

	As of January 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Acquired technology	$178,699	$(141,332)	$37,367
Customer relationships	278,900	(135,998)	142,902
Trademark/Trade name portfolio	14,300	(6,982)	7,318
Capitalized software	7,130	(5,386)	1,744

Total	$479,029	$(289,698)	$189,331

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Estimated amortization expense:
For remaining three months of year ending January 31, 2011	$17,649
For year ending January 31, 2012	40,922
For year ending January 31, 2013	36,861
For year ending January 31, 2014	36,640
For year ending January 31, 2015	3,903

Total	$135,975

As of October 31, 2010, the weighted average remaining amortization periods for acquired technology, trademark/trade name portfolio and customer relationships, and capitalized software are 4 months, 40 months and 7 months, respectively. The total weighted average remaining amortization period for all identifiable intangible assets is 26 months. The aggregate amortization expense of acquired technology and other intangible assets was $17.5 million and $53.0 million in the three months and nine months ended October 31, 2010, respectively, as compared to $18.0 million and $53.5 million in the same three months and nine months, respectively, a year ago.

The Company tests its long-lived assets for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. A long-lived asset is not recoverable, and therefore subject to an impairment charge, if its carrying amount exceeds the undiscounted cash flows associated with it. There were no impairment charges in the three month and nine month periods ended October 31, 2010 and 2009.

(5)	Comprehensive Loss

The Company reports components of comprehensive loss in our annual consolidated statements of shareholders’ equity. Comprehensive loss consists of net loss and foreign currency translation adjustments. Total comprehensive loss for the three months and nine months ended October 31, 2010 and 2009 is as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2010	2009	2010	2009
Comprehensive loss:
Net loss	$(714)	$(5,669)	$(8,371)	$(11,979)
Other comprehensive loss—foreign currency translation adjustments	(570)	(11)	(651)	(1,501)

Total comprehensive loss	$(1,284)	$(5,680)	$(9,022)	$(13,480)

(6)	Recent Accounting Pronouncements

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

(7)	Debt

Debt as of October 31, 2010 and January 31, 2010 consisted of the following (in thousands):

	October 31, 2010	January 31, 2010
Senior secured term loan, due March 10, 2013, three-month LIBOR plus 2.00%	$316,000	$318,000
Revolving term credit facility, due March 10, 2012, three-month LIBOR plus 1.75%	35,000	65,000
Senior subordinated notes, due March 15, 2016, 10.375%	134,265	142,952

Total long-term debt	485,265	525,952
Less current portion	—	2,000

Total long-term debt, less current portion	$485,265	$523,952

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

The revolving term credit facility bears an annual commitment fee of 0.375% on the undrawn portion of that facility. As a result of the Company borrowing $65.0 million under the revolving term Credit Facility in the quarter ended October 31, 2008 and Lehman Commercial Paper, Inc., or LCPI, becoming a defaulting lender due to its failure to fund its loan commitment, the annual commitment fee of 0.5% was not payable pursuant to the terms of the senior secured credit agreement until April 2010, when a $30 million portion of the loans under the revolving Credit Facility was repaid. Effective May 1, 2010, the annual commitment fee was reduced from 0.5% to 0.375% as a result of the reduction of the Company’s leverage ratio to below 4.5 turns as of May 1, 2010 in accordance with the terms of the Credit Facility.

Senior Subordinated Notes

As of October 31, 2010, the Company has outstanding $134.3 million principal amount of senior subordinated notes, bearing interest at a rate of 10.375%, payable semi-annually on March 15 and September 15, and maturing on March 15, 2016. The notes are the Company’s unsecured, senior subordinated obligations. The notes are subject to redemption at the Company’s option under terms and conditions specified in the indenture related to the notes, and may be redeemed at the option of the holders at 101% of their face amount, plus accrued and unpaid interest, upon certain change of control events.

In the six months ended July 31, 2009, the Company repurchased, in six separate privately negotiated transactions, an aggregate of $24.4 million of principal amount of its senior subordinated notes. The repurchases resulted in a gain of $4.6 million from the extinguishment of debt in the nine months ended October 31, 2009.

In the three months ended October 31, 2010, the Company repurchased, in two separate privately negotiated transactions, an aggregate of $8.7 million of principal amount of its senior subordinated notes. The repurchases resulted in a loss of $0.2 million from the extinguishment of debt in the three months and nine months ended October 31, 2010.

The Company may from time to time repurchase its senior subordinated notes in open market or privately negotiated purchases or otherwise.

Debt Covenants

The senior subordinated notes and the Credit Facility contain various covenants including limitations on additional indebtedness, capital expenditures, restricted payments, the incurrence of liens, transactions with affiliates and sales of assets. In addition, the Credit Facility requires the Company to comply with certain financial covenants, including leverage and interest coverage ratios and capital expenditure limitations. The Company was in compliance with all of the covenants of the Credit Facility as of October 31, 2010.

The Company’s senior secured credit agreement requires the Company to maintain a rolling twelve-month consolidated Adjusted EBITDA to consolidated Interest Expense ratio of a minimum of 2.00x at the end of each quarter beginning with the fiscal year ending January 31, 2010. Consolidated Interest Expense is defined in the senior secured credit agreement as consolidated cash interest expense less cash interest income and is further adjusted for certain non-cash interest expenses and other items. The Company is also required to maintain a consolidated Total Debt to consolidated Adjusted EBITDA ratio of a maximum of 5.50x at the end of each

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

quarter beginning with the fiscal year ending January 31, 2010 and until it decreases to 5.00x by the end of the fiscal year ending January 31, 2011. Consolidated Total Debt is defined in the senior secured credit agreement as total debt other than certain specified indebtedness and is reduced by the amount of cash and cash equivalents on our consolidated balance sheet in excess of $5.0 million. As of October 31, 2010, our consolidated Total Debt was $406.6 million, consisting of total debt other than certain specified indebtedness totaling $485.3 million, reduced by cash and cash equivalents in excess of $5.0 million of $78.7 million. Failure to satisfy these ratio requirements would constitute a default under the senior secured credit agreement. If the Company’s lenders failed to waive any such default, our repayment obligations under the senior secured credit agreement could be accelerated, also constituting a default under the indenture governing the senior subordinated notes.

The Company’s ability to incur additional debt and make certain restricted payments under the indenture governing the senior subordinated notes, subject to specified exceptions, is tied to an Adjusted EBITDA to Fixed Charges ratio of at least 2.0x, except that we may incur certain debt and make certain restricted payments and certain permitted investments without regard to the ratio, such as the Company’s ability to incur up to an aggregate principal amount of $625.0 million under our senior secured credit agreement (inclusive of amounts outstanding under our senior secured credit agreement from time to time; as of October 31, 2010, we had $316.0 million outstanding under our term loan and $35.0 million under our revolving credit facility), to acquire persons engaged in a similar business that become restricted subsidiaries and to make other investments equal to the greater of $25.0 million or 2% of our consolidated assets. Fixed Charges are defined in the indenture governing the senior subordinated notes as consolidated Interest Expense less interest income, adjusted for acquisitions, and further adjusted for non-cash interest expense.

(8)	Income Taxes

The income tax benefit was $4.6 million and $11.9 million in the three months and nine months ended October 31, 2010, respectively, as compared to $1.7 million and $11.1 million in the same three months and nine months, respectively, a year ago. The Company’s projected effective income tax benefit rate for fiscal year 2011 is 48%. The Company’s effective income tax benefit rate for fiscal year 2010 was 59%. The Company’s effective income tax benefit rate is generally greater than the statutory rate due to the impacts of permanently reinvested foreign earnings, the domestic production deduction and state taxes and during the current quarter and fiscal year due to the resolution of uncertain tax positions.

At January 31, 2010, the Company had total federal, state and foreign unrecognized tax benefits of $7.8 million, including interest of $1.7 million. During the nine months ended October 31, 2010, the total unrecognized tax benefits, including interest, was reduced by $4.0 million primarily due to the favorable audit resolution in a foreign jurisdiction totaling $2.4 million and expiring statutes for prior year tax positions totaling $1.0 million. The Company accrued immaterial amounts in interest and penalties.

The Company files tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The statute of limitations on our federal and major state tax return filings remains open for the years ended January 31, 2006 through January 31, 2010. The statute of limitations on U.K. income tax filings remains open for the years ended January 31, 1999 through January 31, 2010. Over the next twelve months, we expect a decrease of $0.3 million in our unrecognized tax benefits as a result of expiring statutes of limitation.

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(9)	Fair Value Measurement

Fair Value Hierarchy

FASB ASC Topic 820 “Fair Value Measurements and Disclosures” specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs) or reflect the Company’s own assumptions of market participant valuation (unobservable inputs). In accordance with FASB ASC Topic 820, these two types of inputs have created the following fair value hierarchy:

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

Items Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at October 31, 2010 consistent with the fair value hierarchy provisions of FASB ASC Topic 820 (in thousands):

Description	Estimated Fair Value at October 31, 2010	Fair Value Measurement at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$70,576	$70,576	$—	$—

Total Assets	$70,576	$70,576	$—	$—

Total Liabilities	$—	$—	$—	$—

At October 31, 2010, the Company did not have any assets or liabilities measured at fair value on a recurring basis using significant other observable inputs (Level 2) or significant unobservable inputs (Level 3).

Fair Value of Financial Instruments

The carrying amount of the Company’s financial instruments including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their respective fair values because of the relatively short period of time between origination of the instruments and their expected realization. The fair value of the Company’s revolving term credit facility approximates its respective carrying amount because this instrument includes LIBOR-based interest rates that are variable and fluctuate based on market conditions.

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The estimated fair values of certain of the Company’s long-term debt obligations, based on quoted market prices, as of October 31, 2010 and January 31, 2010 are as follows:

	Carrying Amount	Fair Value
	(In thousands)
As of October 31, 2010:
2.29281% Senior Secured Term Loan due 2013	$316,000	$306,520
10.375% Senior Subordinated Notes due 2016	$134,265	$137,622
As of January 31, 2010:
10.375% Senior Subordinated Notes due 2016	$142,952	$135,804

Financial instruments that potentially subject us to credit risk consist of cash and cash equivalents, and trade accounts receivable. The Company maintains the majority of its cash and cash equivalents balances with recognized financial institutions that follow the Company’s investment policy. The Company has not experienced any significant losses on these investments to date. One of the most significant credit risks is the ultimate realization of accounts receivable. This risk is mitigated by (i) ongoing credit evaluation of our customers, and (ii) frequent contact with our customers, especially our most significant customers, thus enabling the Company to monitor current changes in business operations and to respond accordingly. The Company generally does not require collateral for sales on credit. The Company considers these concentrations of credit risks in establishing our allowance for doubtful accounts.

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

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to safe harbors under the Securities Act of 1933 and the Securities Exchange Act of 1934. These forward-looking statements include, but are not limited to, statements about financial projections, operational plans and objectives, future economic performance and other projections and estimates contained in this report. When used in this report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions identify forward-looking statements. Because these forward-looking statements involve risks and uncertainties, they are subject to important factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements, including those risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 31, 2010 and Part II, Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2010. We assume no obligation to update any forward-looking statements contained in this report. It is important that the discussion below be read together with the attached unaudited condensed consolidated financial statements and notes thereto and the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 31, 2010 and Part II, Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2010.

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

In connection with our March 2006 merger with Spyglass Merger Corp., an affiliate of Silver Lake, referred to as the Merger, we entered into a senior secured credit agreement, issued senior subordinated notes, and entered into other related transactions, referred to collectively as the acquisition transactions. As a result of the acquisition transactions, we became, and continue to be, highly leveraged. As of October 31, 2010 we had outstanding $485.3 million in aggregate indebtedness, including $35.0 million of borrowing under our revolving term credit facility. Our liquidity requirements are significant, primarily due to debt service requirements.

In April 2010, we made a mandatory principal payment totaling $2 million on the senior secured term loan and a voluntary principal payment totaling $30 million on the revolving term credit facility.

In the six months ended July 31, 2009, we repurchased, in six separately negotiated transactions, an aggregate of $24.4 million of principal amount of our senior subordinated notes. In September 2010, we repurchased, in two separate privately negotiated transactions, an aggregate of $8.7 million of principal amount of our senior subordinated notes.

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

In the quarter ended October 31, 2010, when compared to the same quarter a year ago, total revenues decreased 5%, as total revenues were $52.9 million in the current quarter versus $55.9 million in the same quarter a year ago. In the nine months ended October 31, 2010, when compared to the same nine months a year ago, total revenues decreased 6%, as total revenues were $154.8 million in the current nine months versus $163.9 million in the same nine months a year ago. For both the quarter and nine months ended October 31, 2010, when compared to the same quarter and nine months a year ago, the decrease in total revenue was primarily the result of declines in our maintenance revenues and consulting business due to slower software purchasing activity resulting from the general weakening of the worldwide economy and slowdown in IT spending.

In the quarter and nine months ended October 31, 2010, 59% and 62%, respectively, of our total software license revenue came from our distributed systems products, as compared to 56% and 62%, respectively, in the same quarter and nine months a year ago. In the quarter and nine months ended October 31, 2010, 41% and 38%, respectively, of our total software license revenue came from our mainframe products, as compared to 44% and 38%, respectively, in the same quarter and nine months a year ago.

Historically, our revenue has been generally attributable to sales in North America, Europe and to a lesser extent Asia Pacific. Revenue attributable to sales in North America accounted for approximately 66% and 67% of our total revenue in the quarter and nine months ended October 31, 2010, respectively, as compared to 68% in both the same quarter and nine months a year ago.

Our international revenue is attributable principally to our European operations. International revenue accounted for approximately 34% and 33% of our total revenue in the quarter and nine months ended October 31, 2010, respectively, as compared to 32% in both the same quarter and nine months a year ago. We expect any improvement in IT spending to occur more slowly in Europe than in North America.

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

In the third quarter of fiscal year 2011, there has been no change in the above critical accounting policies or the underlying assumptions and estimates used in their application. See our Annual Report on Form 10-K for the fiscal year ended January 31, 2010 filed with the SEC on April 30, 2010 for further information regarding our critical accounting policies and estimates.

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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2010	2009	2010	2009
Revenue:
Software licenses	22%	22%	21%	20%
Maintenance	69%	69%	70%	69%
Professional services	9%	9%	9%	11%

Total revenue	100%	100%	100%	100%

Cost of revenue:
Software licenses	1%	2%	1%	1%
Maintenance	5%	5%	6%	6%
Professional services	9%	9%	8%	10%
Amortization of acquired technology	16%	16%	16%	16%

Total cost of revenue	31%	32%	31%	33%

Gross profit	69%	68%	69%	67%

Operating expenses:
Sales and marketing	25%	24%	26%	26%
Research and development	15%	14%	15%	15%
General and administrative	7%	6%	8%	7%
Amortization of intangible assets	18%	16%	18%	17%
Restructuring, acquisition and other charges	2%	9%	2%	4%
Goodwill impairment	—	—	1%	—

Total operating expenses	67%	69%	70%	69%

Operating income (loss)	2%	(1)%	(1)%	(2)%

Other income (expense):
Interest income	—	—	—	—
(Loss) gain on early extinguishment of debt	—	—	—	3%
Interest expense	(11)%	(14)%	(12)%	(16)%
Change in the fair value of derivative instrument	—	3%	1%	2%
Amortization and write-off of debt issuance costs	(1)%	(1)%	(1)%	(1)%

Total other income (expense)	(12)%	(12)%	(12)%	(12)%

Loss before income taxes	(10)%	(13)%	(13)%	(14)%
Income tax benefit	(9)%	(3)%	(8)%	(7)%

Net loss	(1)%	(10)%	(5)%	(7)%

Revenue

We derive revenue from software licenses, maintenance and professional services. Our total revenue decreased $3.0 million, or 5%, to $52.9 million in the quarter ended October 31, 2010 from $55.9 million in the same quarter a year ago. For the nine months ended October 31, 2010, total revenue decreased $9.1 million, or 6%, to $154.8 million from $163.9 million in the same nine months a year ago. For both the quarter and nine months ended October 31, 2010, when compared to the same quarter and nine months a year ago, the decrease in total revenue was primarily the result of declines in our maintenance revenues and consulting business due to slower software purchasing activity resulting from the general weakening of the worldwide economy and slowdown in IT spending.

The following table summarizes software licenses, maintenance and professional services revenues for the periods indicated (in thousands, except percentages):

	Three Months Ended October 31,				Nine Months Ended October 31,
	2010	2009	Increase (Decrease)		2010	2009	Increase (Decrease)
			In Dollars	In %			In Dollars	In %
Revenue:
Software licenses	$11,464	$12,064	$(600)	(5)%	$32,926	$32,548	$378	1%
Maintenance	36,596	38,571	(1,975)	(5)%	107,787	113,831	(6,044)	(5)%
Professional services	4,832	5,294	(462)	(9)%	14,068	17,515	(3,447)	(20)%

Total revenue	$52,892	$55,929	$(3,037)	(5)%	$154,781	$163,894	$(9,113)	(6)%

Software Licenses.    Software licenses revenue as a percentage of total revenue was 22% and 21% in the quarter and nine months ended October 31, 2010, respectively, as compared to 22% and 20% in the same quarter and nine months, respectively, a year ago. For the current quarter, when compared to the same quarter a year ago, the decrease in software license revenue in absolute dollars is predominantly the result of slower software purchasing activity resulting from worldwide general economic weakness. For the current nine months, when compared to the same nine months a year ago, the increase in software licenses revenue, in both absolute dollars and as a percentage of total revenue, is predominantly due to improvements in software purchasing activity during the first quarter of fiscal 2011. Our core Software Change Management, or SCM, products continue to make up a significant portion of our total software license revenue. Combined, our core SCM products accounted for $10.6 million, or 93%, and $31.0 million, or 94%, of total software licenses revenue in the quarter and nine months ended October 31, 2010, respectively, as compared to $10.5 million, or 87%, and $30.1 million, or 92%, in the same quarter and nine months, respectively, a year ago. Distributed systems products accounted for $6.8 million, or 59%, and $20.5 million, or 62%, of total software licenses revenue in the quarter and nine months ended October 31, 2010, respectively, as compared to $6.8 million, or 56%, and $20.2 million, or 62%, in the same quarter and nine months, respectively, a year ago. We expect that our Dimensions, ZMF and SBM family of products will continue to account for a substantial portion of software license revenue in the future. We expect our software license revenue for the fiscal quarter ending January 31, 2011 to increase sequentially.

Maintenance.    Maintenance revenue as a percentage of total revenue was 69% and 70% in the quarter and nine months ended October 31, 2010, respectively, as compared to 69% in both the same quarter and nine months a year ago. For both the current quarter and nine months, when compared to the same quarter and nine months a year ago, the decrease in maintenance revenue in absolute dollars is primarily due to pricing pressures on maintenance renewals as a result of the weak global economy and several maintenance contract cancellations. We expect maintenance revenue to increase slightly over the near term as maintenance contracts continue to renew at consistent rates and we continue to sell software licenses, offset by cancellations caused by the expected continuation of adverse worldwide economic conditions.

Professional Services.    Professional services revenue as a percentage of total revenue was 9% in both the quarter and nine months ended October 31, 2010, as compared to 9% and 11% in the same quarter and nine months, respectively, a year ago. For both the current quarter and nine months, when compared to the same quarter and nine months a year ago, the decrease in professional services revenue is predominantly due to a decline in the number of consulting engagements primarily as a result of slower software purchasing activity resulting from worldwide general economic weakness. In general, professional services revenue is attributable to consulting opportunities in our installed customer base and expanding our consulting service capabilities. We expect professional services revenue to remain generally flat or slightly increase over the near term.

Cost of Revenue

Cost of revenue, consisting of cost of software licenses, cost of maintenance, cost of professional services and amortization of acquired technology, was 31% of total revenue in both the quarter and nine months ended October 31, 2010, as compared to 32% and 33% in the same quarter and nine months, respectively, a year ago.

The following table summarizes cost of revenue for the periods indicated (in thousands, except percentages):

	Three Months Ended October 31,				Nine Months Ended October 31,
	2010	2009	Increase (Decrease)		2010	2009	Increase (Decrease)
			In Dollars	In %			In Dollars	In %
Cost of revenue:
Software licenses	$432	$876	$(444)	(51)%	$965	$2,314	$(1,349)	(58)%
Maintenance	2,895	3,073	(178)	(6)%	8,585	9,509	(924)	(10)%
Professional services	4,772	5,227	(455)	(9)%	13,112	16,810	(3,698)	(22)%
Amortization of acquired technology	8,333	8,747	(414)	(5)%	25,362	25,840	(478)	(2)%

Total cost of revenue	$16,432	$17,923	$(1,491)	(8)%	$48,024	$54,473	$(6,449)	(12)%

Percentage of total revenue	31%	32%			31%	33%

Software Licenses.    Cost of software licenses consists principally of fees associated with integrating third party technology into our PVCS and Dimensions distributed systems products and, to a lesser extent, salaries, bonuses and other costs associated with our product release organization. In fiscal 2010 only, cost of software licenses also included amortization of certain capitalized software costs associated with our on-demand application services. Beginning in fiscal 2011, we ceased amortizing capitalized software costs because the capitalized software costs were fully impaired in the fourth quarter of fiscal 2010. Accordingly, there was no amortization of capitalized software costs in the quarter and nine months ended October 31, 2010, as compared to $0.5 million and $1.4 million in the same quarter and nine months, respectively, a year ago. Cost of software licenses as a percentage of total software licenses revenue was 4% and 3% in the quarter and nine months ended October 31, 2010, respectively, as compared to 7% in both the same quarter and nine months a year ago. For both the current quarter and nine months, when compared to the same quarter and nine months a year ago, the decrease in both absolute dollars and as a percentage of total software licenses revenue was primarily due to our capitalized software costs associated with our on-demand application services being fully impaired in the fourth quarter of fiscal 2010.

Maintenance.    Cost of maintenance consists primarily of salaries, bonuses and other costs associated with our customer support organization. Cost of maintenance as a percentage of total maintenance revenue was 8% in both the quarter and nine months ended October 31, 2010 as well as in the same periods a year ago. For both the current quarter and nine months, when compared to the same quarter and nine months a year ago, the decrease in cost of maintenance in absolute dollars was primarily attributable to decreases in expenses resulting from restructuring and other cost cutting initiatives affecting our customer support organization and, to a lesser extent, benefits from currency fluctuations.

Professional Services.    Cost of professional services consists of salaries, bonuses and other costs associated with supporting and growing our professional services organization. Cost of professional services as a percentage of total professional services revenue was 99% and 93% in the quarter and nine months ended October 31, 2010, respectively, as compared to 99% and 96% in the same quarter and nine months, respectively, a year ago. For both the current quarter and nine months, when compared to the same quarter and nine months a year ago, the decrease in the cost of professional services in both absolute dollars and as a percentage of total professional services revenue was predominantly due to lower professional services revenue.

Amortization of Acquired Technology.    In connection with the Merger, and to a lesser extent small technology acquisitions in March 2006, October 2006 and September 2008, we have recorded $178.7 million in acquired technology, reduced by amortization totaling $166.7 million as of October 31, 2010. For both the current quarter and nine months ended October 31, 2010, when compared to the same quarter and nine months a year ago, amortization expense was predominantly due to the acquired technology recorded in connection with the Merger. Assuming there are no impairments and no acquisitions, we expect to record $8.3 million in amortization expense in the fourth quarter of fiscal 2011 and finally, $3.6 million in amortization expense in the first quarter of fiscal 2012.

Operating Expenses

The following table summarizes operating expenses for the periods indicated (in thousands, except percentages):

	Three Months Ended October 31,				Nine Months Ended October 31,
	2010	2009	Increase (Decrease)		2010	2009	Increase (Decrease)
			In Dollars	In %			In Dollars	In %
Operating expenses:
Sales and marketing	$13,393	$13,401	$(8)	—	$39,544	$42,744	$(3,200)	(7)%
Research and development	7,839	7,845	(6)	—	23,791	24,166	(375)	(2)%
General and administrative	3,896	3,087	809	26%	12,157	11,758	399	3%
Amortization of intangible assets	9,203	9,203	—	—	27,609	27,609	—	—
Restructuring, acquisition & other charges	910	5,016	(4,106)	(82)%	3,532	7,231	(3,699)	(51)%
Goodwill impairment	—	—	—	—	1,433	—	1,433	—

Total operating expenses	$35,241	$38,552	$(3,311)	(9)%	$108,066	$113,508	$(5,442)	(5)%

Percentage of total revenue	67%	69%			70%	69%

Sales and Marketing.    Sales and marketing expenses consist primarily of salaries, commissions and bonuses, payroll taxes and employee benefits as well as travel, entertainment and marketing expenses. Sales and marketing expenses as a percentage of total revenue were 25% and 26% in the quarter and nine months ended October 31, 2010, respectively, as compared to 24% and 26% in the same quarter and nine months, respectively, a year ago. For the quarter ended October 31, 2010, when compared to the same quarter a year ago, the slight decrease in sales and marketing expenses in absolute dollars was primarily the result of lower travel expenses and sales commissions resulting from lower software license revenue. For the nine months ended October 31, 2010, when compared to the same nine months a year ago, the decrease in sales and marketing expenses in absolute dollars was the result of restructuring and other cost cutting initiatives put in place in fiscal 2010. In absolute dollar terms, we expect sales and marketing expenses to increase over the near term.

Research and Development.    Research and development expenses consist primarily of salaries, bonuses, payroll taxes, employee benefits and costs attributable to research and development activities. Research and development expenses as a percentage of total revenue were 15% in both the quarter and nine months ended October 31, 2010, as compared to 14% and 15% in the same quarter and nine months, respectively, a year ago. For both the current quarter and nine months, when compared to the same quarter and nine months a year ago, the slight decrease in research and development expenses in absolute dollars is primarily attributable to restructuring and other cost cutting initiatives put in place in fiscal 2010, partially offset by decreases in capitalization of certain research and development costs associated with our on-demand application services totaling $0.9 million and $3.2 million in the current quarter and nine months, respectively. In absolute dollar terms, we expect research and development expenses to remain generally flat over the near term.

General and Administrative.    General and administrative expenses consist primarily of salaries, bonuses, payroll taxes, benefits and certain non-allocable administrative costs, including legal and accounting fees and bad debt. General and administrative expenses as a percentage of total revenue were 7% and 8% in the quarter and nine months ended October 31, 2010, respectively, as compared to 6% and 7% in the same quarter and nine months, respectively, a year ago. For the quarter ended October 31, 2010, when compared to the same quarter a year ago, the increase in general and administrative expenses in both absolute dollars and as a percentage of total revenue is primarily attributable to an increase in stock-based compensation costs totaling $0.6 million and a $0.3 million increase in costs due to fluctuations in foreign currency exchange rates, all partially offset by restructuring and other cost cutting initiatives put in place in fiscal 2010 and a $0.1 million decrease in bad debt expense. For the nine months ended October 31, 2010, when compared to the same nine months a year ago, the increase in general and administrative expenses in both absolute dollars and as a percentage of total revenue is primarily attributable to an increase in stock-based compensation costs totaling $1.5 million and a $0.3 million increase in costs due to fluctuations in foreign currency exchange rates, all partially offset by a decrease in bad debt expense totaling $0.7 million and restructuring and other cost cutting initiatives put in place in fiscal 2010. We expect general and administrative expenses to remain generally flat in absolute dollar terms over the near term.

Amortization of Intangible Assets.    In connection with the Merger, and to a lesser extent a small technology acquisition in October 2006, we have recorded $293.2 million in identifiable intangible assets, reduced by amortization totaling $170.6 million as of October 31, 2010. For the current quarter and nine months ended October 31, 2010 and the same quarter and nine months a year ago, amortization expense was predominantly due to the identifiable intangible assets recorded in connection with the Merger. Assuming there are no impairments and no acquisitions, we expect to record $9.2 million in amortization expense in each of the next six fiscal quarters, $9.1 million in amortization expense in each of the seven fiscal quarters following thereafter and finally, $3.9 million in amortization expense in the first quarter of fiscal 2015.

Restructuring, Acquisition and Other Charges.    In connection with our restructuring plans put in place on April 30, 2009, September 3, 2009 and again on March 1, 2010, and in connection with the Merger and the issuance of debt and other activities not part of ongoing operations, we recorded $0.9 million and $3.5 million in restructuring, acquisition and other charges in the quarter and nine months ended October 31, 2010, respectively, as compared to $5.0 million and $7.2 million in the same quarter and nine months, respectively, a year ago. Restructuring, acquisition and other charges for the three months and nine months ended October 31, 2010 and 2009 are categorized as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2010	2009	2010	2009
Sponsor fees, administration fees and other costs related to the Merger and the issuance of debt	$309	$307	$929	$921
Restructuring charges consisting principally of severance, payroll taxes and other employee benefits, facilities closures and legal and other miscellaneous costs(1)	—	3,836	925	5,382
Other redundancy costs not related to our restructuring plans including severance and other employee related costs, costs to establish or liquidate entities, and other miscellaneous costs not part of ongoing operations	601	873	1,678	928

Total restructuring, acquisition and other charges	$910	$5,016	$3,532	$7,231

(1)	See Note 3 of notes to our unaudited condensed consolidated financial statements for additional information related to our restructuring plans.

Goodwill Impairment.    In the quarter ended July 31, 2010, we corrected certain immaterial errors related to acquisition purchase accounting allocations and tax reserves that resulted in recording an impairment charge in the nine months ended October 31, 2010 totaling $1.4 million. See Notes 1(c) “Correction of Immaterial Errors” and 4(a) “Goodwill” of notes to our unaudited condensed consolidated financial statements for further details regarding the correction of immaterial errors and the resulting goodwill impairment charge.

Other Income (Expense)

The following table summarizes other income (expense) for the periods indicated (in thousands, except percentages):

	Three Months Ended October 31,				Nine Months Ended October 31,
	2010	2009	Increase (Decrease)		2010	2009	Increase (Decrease)
			In Dollars	In %			In Dollars	In %
Other income (expense):
Interest income	$53	$45	$8	18%	$143	$392	$(249)	(64)%
(Loss) gain on early extinguishment of debt	(243)	—	(243)	—	(243)	4,602	(4,845)	(105)%
Interest expense	(5,825)	(7,989)	2,164	(27)%	(19,018)	(25,246)	6,228	(25)%
Change in the fair value of derivative instrument	—	1,514	(1,514)	(100)%	1,616	2,961	(1,345)	(45)%
Amortization and write-off of debt issuance costs	(546)	(423)	(123)	29%	(1,415)	(1,729)	314	(18)%

Total other income (expense)	$(6,561)	$(6,853)	$292	(4)%	$(18,917)	$(19,020)	$103	(1)%

Percentage of total revenue	(12)%	(12)%			(12)%	(12)%

Interest Income.    For the current quarter ended October 31, 2010, when compared to the same quarter a year ago, the dollar increase in interest income is predominantly due to increases in cash balances resulting from the accumulation of free cash flows from operations, partially offset by decreases in balances in interest bearing accounts, such as cash and cash equivalents, resulting from servicing and paying down principal on our debt and, to a lesser extent, lower yields. For the current nine months ended October 31, 2010, when compared to the same nine months a year ago, the dollar decrease in interest income is predominantly due to decreases in balances in interest bearing accounts, such as cash and cash equivalents, resulting from servicing and paying down principal on our debt and, to a lesser extent, lower yields, all partially offset by increases in cash balances resulting from the accumulation of free cash flows from operations.

(Loss) Gain on Early Extinguishment of Debt.    In the quarter and nine months ended October 31, 2010, we recorded losses on the early extinguishment of debt totaling $0.2 million following repurchases of our senior subordinated notes. In the nine months ended October 31, 2009, we recorded gains on the early extinguishment of debt totaling $4.6 million following repurchases of our senior subordinated notes. See Note 7 of notes to our unaudited condensed consolidated financial statements for additional information related to our debt.

Interest Expense.    For the quarter and nine months ended October 31, 2010, when compared to the same quarter and nine months a year ago, the dollar decrease in interest expense is predominantly due to our paying down principal on our senior subordinated notes totaling $24.4 million in the first half of fiscal 2010 and $8.7 million in the current quarter ended October 31, 2010, and paying down principal on our revolving term credit facility and senior secured term loan totaling $30.0 million and $2.0 million, respectively, in the fiscal quarter ended April 30, 2010. See Note 7 of notes to our unaudited condensed consolidated financial statements for additional information related to our debt.

Change in the Fair Value of Derivative Instrument.    We used an interest rate swap as part of our interest rate risk management strategy and to comply with certain requirements of our senior secured credit agreement to enter a hedging agreement with a term of at least two years. In the second fiscal quarter ended July 31, 2006, we entered into an interest rate swap transaction to effectively convert the variable interest rate on a portion of the $400.0 million senior secured term loan to a fixed rate. The swap was recorded on the balance sheet at fair value, was not designated as an accounting hedge, and accordingly, changes in the fair value of the derivative were recognized in the statement of operations. The notional amount of the swap was $250.0 million initially declining over time to $126.0 million at the time the swap transaction expired on April 10, 2010. Under the terms of the swap, we made interest payments based on a fixed rate equal to 5.38% and received interest payments based on the LIBOR setting rate, set in arrears. In the quarter ended April 30, 2010, which was the final quarter for our interest rate swap contract, we recorded $1.6 million in income related to the changes in the fair value of the derivative, as compared to $1.5 million and $3.0 million in income related to the changes in the fair value of the derivative in the quarter and nine months ended October 31, 2009, respectively. We do not expect to enter into a similar interest rate swap during fiscal year 2011.

Amortization and Write-Off of Debt Issuance Costs.    In connection with the Merger, we recorded $16.1 million in debt issuance costs, which has been reduced by accumulated amortization totaling $10.2 million as of October 31, 2010. In the quarter and nine months ended October 31, 2010, we recorded $0.5 million and $1.4 million in amortization and write-off of debt issuance costs, respectively, as compared to $0.4 million and $1.7 million in the same quarter and nine months, respectively, a year ago. For the quarter ended October 31, 2010, when compared to the same quarter a year ago, the increase in amortization and write-off of debt issuance costs is predominantly due to the write-off of unamortized debt issuance costs of approximately $0.1 million recorded in the current quarter associated with the early extinguishment of senior subordinated notes. For the nine months ended October 31, 2010, when compared to the same nine months a year ago, the decrease in amortization and write-off of debt issuance costs is predominantly due to the write-off of unamortized debt issuance costs of approximately $0.1 million and $0.4 million recorded in the current nine months and the year ago nine months, respectively, associated with the early extinguishment of senior subordinated notes. Assuming we do not incur additional debt or extinguish senior subordinated notes before maturity, we expect to record $0.4 million to

$0.5 million per quarter in amortization expense over the next nine fiscal quarters through the end of fiscal 2013 and $0.1 million to $0.2 million per quarter in amortization expense over the eleven fiscal quarters following thereafter through the end of fiscal 2016.

Income Tax Benefit

The following table summarizes income tax (benefit) expense for the periods indicated (in thousands, except percentages):

	Three Months Ended October 31,				Nine Months Ended October 31,
	2010	2009	Increase (Decrease)		2010	2009	Increase (Decrease)
			In Dollars	In %			In Dollars	In %
Income tax benefit	$(4,628)	$(1,730)	$(2,898)	168%	$(11,855)	$(11,128)	$(727)	7%

Percentage of total revenue	(9)%	(3)%			(8)%	(7)%

Income Tax Benefit.    The income tax benefit was $4.6 and $11.9 million in the quarter and nine months ended October 31, 2010, respectively, as compared to $1.7 million and $11.1 million in the same quarter and nine months, respectively, a year ago. The Company’s projected effective income tax benefit rate for fiscal year 2011 is 48%. The Company’s effective income tax benefit rate for fiscal year 2010 was 59%. The Company’s effective income tax benefit rate is greater than the statutory rate due to the impacts of permanently reinvested foreign earnings, the domestic production deduction and state taxes. See Note 8 of notes to our unaudited condensed consolidated financial statements included elsewhere in this report for further information regarding income taxes and its impact on our results of operations and financial position.

Liquidity and Capital Resources

Cash and Cash Equivalents.    Since our inception, we have financed our operations and met our capital expenditure requirements through cash flows from operations. As of October 31, 2010, we had $83.7 million in cash and cash equivalents.

Net Cash Provided by Operating Activities.    Cash flows provided by operating activities were $2.9 million and $7.0 million in the nine months ended October 31, 2010 and the same nine months a year ago, respectively. In the nine months ended October 31, 2010, our cash flows provided by operating activities exceeded net loss principally due to the inclusion of non-cash expenses in net loss, partially offset by interest payments made on the term credit facility and subordinated notes totaling $23.1 million, cash collections in advance of revenue recognition for maintenance contracts, income tax payments net of refunds totaling $7.3 million, and decreases in accrued expenses and other liabilities. In the nine months ended October 31, 2009, our cash flows provided by operating activities exceeded net loss principally due to the inclusion of non-cash expenses in net loss and a decrease in accounts receivable, all partially offset by interest payments made on the term credit facility and subordinated notes totaling $29.5 million, cash collections in advance of revenue recognition for maintenance contracts and income tax payments net of refunds totaling $9.8 million.

Net Cash Used in Investing Activities.    Net cash used in investing activities was $2.2 million and $4.1 million in the nine months ended October 31, 2010 and the same nine months a year ago, respectively. In the nine months ended October 31, 2010, net cash used in investing activities related to the purchase of computer equipment and office furniture and equipment totaling $1.9 million and capitalized software totaling $0.3 million. In the nine months ended October 31, 2009, net cash used in investing activities related to capitalized software totaling $3.3 million, the purchase of computer equipment and office furniture and equipment totaling $0.6 million and acquisition related costs paid totaling $0.2 million related to Projity.

Net Cash Used in Financing Activities.    Net cash used in financing activities was $41.3 million and $22.6 million in the nine months ended October 31, 2010 and the same nine months a year ago, respectively. In the nine months ended October 31, 2010, net cash used in financing activities principally related to principal payments made on the revolving term credit facility, senior subordinated notes and senior secured term loan totaling $30.0 million, $8.9 million and $2.0 million, respectively, and the repurchases of common stock totaling $0.3 million. In the nine months ended October 31, 2009, net cash used in financing activities principally related to principal payments made on the senior subordinated notes and senior secured term loan totaling $19.8 million and $2.0 million, respectively, the repurchase of option rights under our employee stock option plan and October 2009 tender offer program totaling $0.6 million and the repurchases of common stock totaling $0.2 million.

Contractual Obligations and Commitments

As a result of the acquisition transactions related to the Merger, we became highly leveraged. As of October 31, 2010, we had outstanding $485.3 million in aggregate indebtedness. Our liquidity obligations are significant, primarily due to debt service obligations. Our interest expense for the quarter and nine months ended October 31, 2010 was $5.8 million and $19.0 million, respectively, as compared to $8.0 million and $25.2 million in the same quarter and nine months, respectively, a year ago.

We believe that current cash and cash equivalents, and cash flows from operations will satisfy our working capital and capital expenditure requirements through the fiscal year ending January 31, 2011. At some point in the future, we may require additional funds for either operating or strategic purposes or to refinance our existing indebtedness and may seek to raise additional funds through public or private debt or equity financing. If we are required to seek additional financing in the future through public or private debt or equity financing, there is no assurance that this additional financing will be available or, if available, will be upon reasonable terms or at rates commensurate with our existing indebtedness and not legally or structurally senior to or on parity with our existing debt obligations.

The following is a summary of our various contractual commitments, including non-cancelable operating lease agreements for office space that expire between calendar years 2011 and 2013. All periods start from November 1, 2010.

	Payments Due by Period(2)
	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
	(in thousands)
Operating lease obligations	$4,723	$3,538	$1,185	$—	$—
Credit Facility:
Senior secured term loan due March 10, 2013	316,000	—	316,000	—	—
Revolving term credit facility due March 10, 2012	35,000	—	35,000	—	—
Senior subordinated notes due March 15, 2016	134,265	—	—	—	134,265
Scheduled interest on debt(1)	93,220	22,003	38,133	27,860	5,224

	$583,208	$25,541	$390,318	$27,860	$139,489

(1)	Scheduled interest on debt is calculated through the instrument’s due date and assumes no principal paydowns or borrowings. Scheduled interest on debt includes the seven year senior secured term loan due March 10, 2013 at an annual rate of 2.29281%, which is the rate in effect as of October 31, 2010, the six year revolving term credit facility due March 10, 2012 at an annual rate of 2.04281%, which is the rate in effect as of October 31, 2010, the commitment fee on the unutilized amount of the six year revolving term credit facility due March 10, 2012 at the stated annual rate of 0.375%, and the ten year senior subordinated notes due March 15, 2016 at the stated annual rate of 10.375%.
(2)	This table excludes our unrecognized tax benefits totaling $3.8 million as of October 31, 2010 since we have determined that the timing of payments with respect to this liability cannot be reasonably estimated.

Accounts Receivable and Deferred Revenue.    At October 31, 2010, we had accounts receivable, net of allowances, of $24.2 million and total deferred revenue of $59.8 million.

Off-Balance Sheet Arrangements.    As part of our ongoing operations, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of October 31, 2010, we were not involved in any unconsolidated SPE transactions.

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

Interest Rates and Fees.    The $400.0 million term loan, of which $316.0 million was outstanding as of October 31, 2010, bears interest at a rate equal to three-month LIBOR plus 2.00%. That rate was 2.29281% as of October 31, 2010. The revolving term credit facility, of which $35.0 million was outstanding as of October 31, 2010, bears interest at a rate equal to three-month LIBOR plus 1.75%. That rate was 2.04281% as of October 31, 2010. More generally, the loans under the senior secured credit agreement bear interest, at the option of the borrower, at the following:

•	a rate equal to the London Interbank Offered Rate, or LIBOR, plus an applicable margin of (1) 2.00% with respect to the term loan and (2) 1.75% with respect to the revolving credit facility or

•

the alternate base rate, which is the higher of (1) the corporate base rate of interest announced by the administrative agent and (2) the Federal Funds rate plus 0.50%, plus, in each case, an applicable margin of (a) 1.25% with respect to the term loan and (b) 1.50% with respect to the revolving credit facility.

The revolving term credit facility bears an annual commitment fee of 0.375% on the undrawn portion of that facility. As a result of the Company borrowing $65.0 million under the revolving term Credit Facility in the quarter ended October 31, 2008 and Lehman Commercial Paper, Inc., or LCPI, becoming a defaulting lender due to its failure to fund its loan commitment, the annual commitment fee of 0.5% was not payable pursuant to the terms of the senior secured credit agreement until April 2010, when a $30 million portion of the loans under the revolving Credit Facility was repaid. Effective May 1, 2010, the annual commitment fee was reduced from 0.5% to 0.375% as a result of the reduction of the Company’s leverage ratio to below 4.5 turns as of May 1, 2010 in accordance with the terms of the Credit Facility.

We used an interest rate swap as part of our interest rate risk management strategy and to comply with certain requirements of our senior secured credit agreement to enter a hedging agreement with a term of at least two years. In the second fiscal quarter ended July 31, 2006, we entered into an interest rate swap transaction to effectively convert the variable interest rate on a portion of the $400.0 million senior secured term loan to a fixed rate. The swap was recorded on the consolidated balance sheet at fair value, was not designated as an accounting hedge and, accordingly, changes in the fair value of the derivative were recognized in the consolidated statement of operations. The notional amount of the swap was $250.0 million initially and amortized down over time to $126.0 million at the time the swap transaction expired on April 10, 2010. Under the terms of the swap, we made interest payments based on a fixed rate equal to 5.38% and received interest payments based on the LIBOR setting rate, set in arrears. We do not expect to enter into a similar interest rate swap during fiscal year 2011.

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

Senior Subordinated Notes

As of October 31, 2010, we had outstanding $134.3 million principal amount of senior subordinated notes, bearing interest at a rate of 10.375%, payable semi-annually on March 15 and September 15, and maturing on March 15, 2016. The notes are our unsecured, senior subordinated obligations. The notes are subject to redemption at our option under terms and conditions specified in the indenture related to the notes, and the holders of the notes have the right to require us to repurchase some or all the notes at 101% of their face amount, plus accrued and unpaid interest, upon certain change of control events.

In the six months ended July 31, 2009, we repurchased, in six separately negotiated transactions, an aggregate of $24.4 million of principal amount of our senior subordinated notes. The repurchases resulted in a gain of $4.6 million from the extinguishment of debt in the nine months ended October 31, 2009.

In the three months ended October 31, 2010, the Company repurchased, in two separate privately negotiated transactions, an aggregate of $8.7 million of principal amount of our original outstanding $200.0 million senior subordinated notes. The repurchases resulted in a loss of $0.2 million from the extinguishment of debt in the three months and nine months ended October 31, 2010.

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

In addition, under our senior secured credit agreement, we are required to satisfy and maintain specified financial ratios and other financial condition tests, including minimum interest coverage ratio and a maximum total leverage ratio. We were in compliance with all of the covenants under the secured credit agreement and indenture as of October 31, 2010. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet those ratios and tests in the future. A breach of any of these covenants would result in a default (which, if not cured, could mature into an event of default) and in certain cases an immediate event of default under our senior secured credit agreement. Upon the occurrence of an event of default under our senior secured credit agreement, all amounts outstanding under our senior secured credit agreement could be declared to be (or could automatically become) immediately due and payable and all commitments to extend further credit could be terminated.

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

The following is a reconciliation of net loss, a GAAP measure of our operating results, to Adjusted EBITDA as defined in our debt agreements.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2010	2009	2010	2009
Net loss(1)	$(714)	$(5,669)	$(8,371)	$(11,979)
Interest expense (income), net(2)	6,561	6,853	18,917	19,020
Income tax benefit	(4,628)	(1,730)	(11,855)	(11,128)
Depreciation and amortization expense(3)	19,165	19,729	58,088	58,179
Goodwill impairment	—	—	1,433	—

EBITDA	20,384	19,183	58,212	54,092
Deferred maintenance writedown(1)	19	33	93	100
Restructuring, acquisition and other charges(4)	910	5,016	3,532	7,231

Adjusted EBITDA(1)	$21,313	$24,232	$61,837	$61,423

(1)	Net loss for the periods presented includes the periodic effect of the deferred maintenance step-down associated with the Merger. This unrecognized maintenance revenue is added back in calculating Adjusted EBITDA for purposes of the indenture governing the senior subordinated notes and the senior secured credit agreement.
(2)	Interest expense (income), net includes interest income, interest expense, the change in the fair value of derivative instruments, amortization and write-off of debt issuance costs and losses and gains on early extinguishment of debt.
(3)	Depreciation and amortization expense includes depreciation of fixed assets, amortization of leasehold improvements, amortization of acquired technologies, amortization of other intangible assets and amortization of stock-based compensation. See Note 2 of notes to our unaudited condensed consolidated financial statements for additional information related to stock-based compensation.
(4)	Restructuring, acquisition and other charges include employee payroll, severance and other employee related costs associated with transitional activities that are not expected to be part of our ongoing operations, and travel and other direct costs associated with the Merger. See Note 3 of notes to our unaudited condensed consolidated financial statements for additional information related to restructuring charges and accruals.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

We do not use derivative financial instruments in our investment portfolio and have no foreign exchange contracts. Our financial instruments consist of cash and cash equivalents, trade accounts receivable, accounts payable, term loan and secured indebtedness. We consider investments in highly liquid instruments purchased with an original maturity of 90 days or less to be cash equivalents. All of our cash equivalents principally consist of money market funds, and are classified as available-for-sale as of October 31, 2010. We are subject to interest rate risk on the variable interest rate of the secured term loan. We do not believe that a hypothetical 25% fluctuation in the variable interest rate would have a material impact on our consolidated financial position or results of operations.

Interest Rate Risk.    Historically, our exposure to market risk for changes in interest rates relates primarily to our short and long-term investments and short and long-term debt obligations.

As of October 31, 2010, we had $316.0 million of debt under our senior secured credit agreement. A 1% increase in these floating rates would increase annual interest expense by $3.2 million. We have had limited exposure to interest rate fluctuations historically. As a result we have not used interest rate hedging strategies in the past. However, given our increased exposure to volatility in floating rates after the acquisition transactions, we continue to evaluate hedging opportunities and may enter into hedging transactions in the future.

Under our senior secured credit agreement, we were required, within 90 days after the closing date, to fix the interest rate of at least 50% of the aggregate principal amount of indebtedness under our term loan through swaps, caps, collars, future or option contracts or similar agreements. We were also required to maintain this interest rate protection for a minimum of two years.

Consequently, in the second fiscal quarter ended July 31, 2006, we entered into an interest rate swap transaction to effectively convert the variable interest rate on a portion of the $400.0 million senior secured term loan to a fixed rate. The swap, which expired on April 10, 2010, was recorded on our consolidated balance sheet at fair value. The swap was not designated as an accounting hedge and, accordingly, changes in the fair value of the derivative were recognized in the consolidated statement of operations. The notional amount of the swap was $250.0 million initially and amortized down over time to $126.0 million at the time the swap transaction expired on April 10, 2010. Under the terms of the swap, we made interest payments based on a fixed rate equal to 5.38% and received interest payments based on the LIBOR setting rate, set in arrears. In the quarter ended April 30, 2010, which was the final quarter for our interest rate swap contract, we recorded $1.6 million in income related to the changes in the fair value of the derivative, as compared to $1.5 million and $3.0 million in income related to the changes in the fair value of the derivative in the quarter and nine months ended October 31, 2009, respectively. We do not expect to enter into a similar interest rate swap in fiscal year 2011.

Foreign Exchange Risk.    Sales to foreign countries accounted for approximately 34% and 33% of the total sales in the quarter and nine months ended October 31, 2010, respectively, as compared to 32% in both the same quarter and nine months a year ago. Because we invoice certain foreign sales in currencies other than the United States dollar, predominantly the British pound sterling and the euro, and do not hedge these transactions, fluctuations in exchange rates could adversely affect the translated results of operations of our foreign subsidiaries. Therefore, foreign exchange fluctuations could create a risk of significant balance sheet gains or losses in our consolidated financial statements. In addition, in the past several years we have benefited from the weakness of the U.S. dollar against other currencies, increasing our net revenues derived from international operations. In more recent quarters, the U.S. dollar appreciated against these foreign currencies, negatively affecting our net revenues. If the U.S. dollar continues to strengthen against foreign currencies, our future net revenues could be adversely affected. However, given our foreign subsidiaries’ net book values as of October 31, 2010 and net cash flows for the most recent fiscal nine months ended October 31, 2010, we do not believe that a hypothetical 25% fluctuation in foreign currency exchange rates would have a material impact on our consolidated financial position or results of operations.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.    Our Chief Executive Officer and Chief Financial Officer, with the assistance of senior management personnel, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of October 31, 2010. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual and quarterly reports filed under the Exchange Act. Based on this evaluation, and subject to the limitations described below, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of October 31, 2010.

Changes in Internal Control over Financial Reporting.    There were no changes in our internal control over financial reporting during the quarter ended October 31, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: December 9, 2010

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