Form 10-K
period 2011-01-31
SERENA SOFTWARE INC
filed 2011-05-02
CIK 1073967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of March 31, 2011, the number of shares of the registrant’s common stock outstanding was 98,390,978.

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

For the Fiscal Year Ended January 31, 2011

PART I

ITEM 1.	BUSINESS

Our fiscal year ends on January 31 and, except as otherwise provided, references to a particular fiscal year in this Annual Report on Form 10-K mean the fiscal year ended on January 31 of such year. For example, fiscal year 2011 refers to the fiscal year ended January 31, 2011.

Our Company

We are the largest global independent software company in terms of revenue focused solely on managing change across information technology, or IT, environments. Our products and services primarily address the complexity of application lifecycle management, or ALM, and are used by our customers to manage the development of, and control change in, mission critical applications within both mainframe and distributed systems environments. In addition, we provide products and services to enable customers to rapidly address business process management, or BPM, challenges through the use of visually designed process workflows. Our products and services allow customers to orchestrate and manage their application development, IT and business processes by automating and integrating disparate ALM products and processes, improving process visibility and consistency, enhancing software integrity, mitigating application development risks, supporting auditability and regulatory compliance, and boosting productivity. Our revenue is generated by software licenses, maintenance contracts and professional services. Our software products are typically installed within customer IT environments and generally accompanied by renewable annual maintenance contracts.

Our software and services are of critical importance to our customers, who make significant investments in developing applications and automating IT processes around our software solutions. We have a diversified, global customer base with a history of more than 15,000 installations of our products at customer sites worldwide. Our customers include industry leaders in the finance, telecommunications, automotive and transportation, healthcare, energy and power, equipment and machinery and technology industries, with no single customer accounting for 10% or more of our total revenue for the fiscal year ended January 31, 2011. During the same period, we generated 67%, 28%, 4% and 1% of our total revenue in North America, Europe, the Asia Pacific region and South America, respectively.

Revenue generated from software licenses, maintenance contracts and professional services accounted for 24%, 67% and 9%, respectively, of our total revenue for the fiscal year ended January 31, 2011. Software license revenue is generated by the sale of perpetual software licenses to existing and new customers, and includes both upfront licenses as well as follow-on license purchases as customers expand capacity, add additional applications or users and require additional products to satisfy a broader set of requirements. Software licenses are generally accompanied by annual maintenance contracts, which are typically priced between 17% and 21% of the price of software license. The annual maintenance contracts provide customers the right to obtain updates, bug fixes and telephone support for our applications. We typically collect maintenance fees at the time the maintenance contract is entered into and ratably recognize these fees over the term of the contract, generally one year. Professional services revenue is generated through best practices implementations to facilitate the optimal installation and usage of our software, and technical consulting and educational services.

Serena Software, Inc. was incorporated under the laws of California in 1980 and re-incorporated under the laws of Delaware in 1998. On March 10, 2006, Spyglass Merger Corp., an affiliate of Silver Lake, a private equity firm, merged with and into us, a transaction we refer to in this annual report as the merger. As a result of the merger, our common stock ceased to be traded on the NASDAQ National Market and we became a privately-held company, with approximately 56.5% of our common stock at the time of the merger on a fully diluted basis owned by investment funds affiliated with Silver Lake.

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

Our customers’ applications, systems and IT infrastructure are constantly evolving to meet changing customer, supplier and employee requirements. In addition, government and industry regulations have increased the need for governance of these applications and monitoring changes to IT environments. Changes to IT environments are increasingly becoming complicated by the tendency towards moving internal software development offshore, requiring IT managers to oversee multiple development processes across various geographies. As a result, specific functionality allowing organizations to audit, track and monitor changes, and revert back to previous versions, has become critical to managing IT systems. Organizations have an ongoing and growing need for solutions that efficiently and effectively manage change across increasingly complex IT environments.

Our products address a number of industry segments within the broader ALM market, including software change and configuration management, or SCCM, requirements management, or RM, project and portfolio management, or PPM, business process management, or BPM, and IT service management, or ITSM, markets. SBM (Serena Business Manager), our BPM product, can be used to manage application development processes as well as general business processes.

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

Business Pressures for Productivity, Quality and Faster Time to Market. Ongoing pressures on IT departments to reduce spending and improve service will continue to focus attention on process improvement in the software development life cycle. Customers will look to vendors to provide well-integrated solutions that assure the delivery of high quality applications to the market faster.

Need for Rapid and Cost Effective Human Process Management. As organizations grow, the requirement for managing and documenting human processes across multiple departments and geographies becomes mandatory. These processes often change rapidly, frequently requiring a cost effective solution to manage vital business processes.

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

Significant Opportunity to Replace Internally Developed Solutions. A significant number of companies and government agencies currently use manual processes and internally developed software solutions to monitor their IT environments. Due to accelerating software complexity, increasing regulatory requirements and outsourcing, a growing number of organizations have begun purchasing third-party software solutions instead of relying on manual processes and internally developed software solutions.

Our Strengths

We believe our strengths in addressing the above-mentioned industry opportunities include the following:

Global Software Vendor with Leading Market Position. We are the largest global independent software company in terms of revenue focused solely on managing change across IT environments. Our products offer solutions for both distributed systems and mainframe platforms. According to Gartner’s 2010 research report on worldwide software change and configuration management vendor market shares, we were the number three ranked vendor in the software change and configuration management market. We attribute our leading position to the breadth and quality of our product offerings and to our established customer relationships.

Stable, Recurring Revenue Base with Significant Visibility. The mission critical nature of our products combined with our large installed customer base have enabled us to develop a stable, recurring revenue base comprised of license, maintenance and professional services revenues. For the fiscal year ended January 31, 2011, maintenance revenue comprised 67% of our total revenue. Our maintenance revenue is generally recurring, providing us with significant visibility into our future revenue and, to a lesser extent, profitability. For the fiscal year ended January 31, 2011, our maintenance contract renewal rate was at least 90%, which we believe is higher than the industry average. We have a resilient revenue model where customers continue to enter into and renew maintenance contracts, even during significant downturns within the software industry.

Margins and Strong Cash Flow Generation. Due primarily to our broad portfolio of products, large installed customer base and leading market presence, our current business model generates positive working capital and requires minimal capital expenditure, providing us with significant free cash flow. For the fiscal year ended January 31, 2011, we had cash flows from operating activities of $46.0 million, an Adjusted EBITDA margin of 40.5% and $2.8 million in capital expenditures. A description of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to comparable GAAP financial measures is included under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Covenant Compliance.”

30 Year History with Diversified, Global Customer Base. We have a diversified, global customer base with a history of more than 15,000 installations of our products at customer sites worldwide. We have minimal customer concentration, with no one customer accounting for 10% or more of our total revenue for the fiscal year ended January 31, 2011. We are also continuing to expand our revenue base internationally. For the fiscal year ended January 31, 2011, we derived 33% of our total revenue from international customers.

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

Significant Equity Investments from our Founder and Silver Lake. In connection with the merger, a trust and a foundation affiliated with Douglas D. Troxel, our founder and one of our directors, exchanged equity interests in Serena, valued for purposes of the exchange at approximately $154.1 million, for equity interests in the surviving corporation. This significant equity investment by our founder, together with the investment of $335.5 million by investment funds affiliated with or designated by Silver Lake, represented over 46% of our capitalization as of January 31, 2011.

Our Strategy

We are focused on continuing to be the leading provider of solutions that enable organizations to manage change throughout their IT environments. To pursue our objectives we have implemented the following strategies:

Develop Orchestrated ALM Solutions. We have a strategic vision to automate end-to-end application development processes from application demand through deployment. Our Orchestrated ALM strategy is to offer a suite of products that provides a unified and integrated framework for connecting people, tools and processes throughout the application lifecycle, delivering automated change processes, managing workflows and enforcing business rules within IT environments. Serena SCCM products, together with SBM, allow customers to quickly prioritize and deliver more of the features and applications required by their businesses, communicate changes to demand across their organizations and provide greater visibility and responsiveness by IT organizations. Serena Orchestrated ALM provides integrated capabilities for demand management, requirements management, portfolio analysis, project management, agile software development, software prototyping, and software change and configuration management. Serena Orchestrated ALM helps distributed development teams manage and track changes to requirements, software configurations and timelines.

Continued Focus on Release Management. The objective of application release management is to deploy application changes into production without disrupting the business. This process is often performed manually and is inefficiently connected to the rest of the application lifecycle, leaving a critical gap between application development and operations. Serena Release Management helps IT organizations automate the release process across platforms, environments, and application tiers. IT organizations can increase release frequency and reduce risks with Serena Release Control, Serena Release Vault and Serena Release Automation.

Expand into Information Technology Service Management (ITSM). We recently developed Serena Service Manager, a process-based IT service management solution. Serena Service Manager leverages the flexibility of SBM to automate the service delivery process, provide a simple yet powerful role-based experience to service desk users, deliver visibility into the status of issues across the service lifecycle and assist with Information Technology Infrastructure Library (ITIL) compliance. We expect to continue to develop Serena Service Manager and develop additional complementary solutions, such as IT service cataloguing, IT provisioning, change management and request management.

Cross-Sell and Increase Penetration into Our Large, Global Installed Customer Base. We have a large, global installed base that primarily uses our SCCM products for specific platforms. We have a significant opportunity to sell these existing customers SCCM products on additional platforms, expand their use of our products outside of SCCM (for example, RM, BPM, PPM and ITSM) and enable them to purchase and utilize our broader solution set for managing the entire application lifecycle. Moreover, we have the opportunity to sell additional licenses as customers expand capacity, add additional applications and users and develop a need for additional products to satisfy a broader set of requirements.

Maintain and Strengthen Technological Leadership of Our Products. We have assembled a global team of research and development personnel with strong industry and technical expertise in ALM, BPM and ITSM. We continue to focus on improving and upgrading our existing product portfolio and developing innovative technologies to enhance our software products. We believe such products will increase the value that we are able to deliver to our customers, enabling us to increase our revenue.

Continue to Capitalize on Regulatory Compliance Spending. Organizations across a range of industries are increasingly required to comply with regulations, from industry-specific legislation such as the Health Insurance Portability and Accountability Act, or HIPAA, and the Gramm-Leach-Bliley Act, or the GLBA, to broader legislation such as the Sarbanes-Oxley Act. We believe that the need to comply with these regulatory standards will drive additional license sales of our products, as some customers may prefer not to depend on manual or internally developed systems to satisfy these regulatory requirements. Our products support regulatory compliance by, for example, providing automatic audit trails with an audit and feedback loop that is essential for compliance with requirements imposed by the Sarbanes-Oxley Act. Our products enable easier demonstration of regulatory compliance, and also allow businesses to achieve benefits such as more reliable IT service, faster time to market and demonstrable return on investment for development initiatives.

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

Our Products

We develop, market and support an integrated suite of software products for managing and controlling change across distributed systems and mainframe platforms. A distributed system platform allows applications to share resources over a distributed network using operating systems such as UNIX, Linux and Windows. A mainframe platform uses a centralized system with high processing power to support high-volume applications. Our solutions improve process consistency and enhance the integrity of software that our customers create or modify. This helps protect our customers’ valuable application assets and improve software developer productivity, operational efficiency, application availability and return on IT investments, all of which ultimately reduce the costs of managing their IT environment. Our products serve a variety of market and customer needs and are grouped as follows:

Software Change and Configuration Management:

•

Dimensions® : End-to-end cross-platform, highly scalable solution for distributed development. Our Dimensions product family integrates application development across global sites, stakeholders, and platforms. Using Dimensions allows organizations to model and automatically enforce software development processes. Dimensions features tight integration between requirements management and change/configuration management through a common process model and a unified data store that enables IT organizations to trace, validate and implement change requests without disruption during development. The Dimensions product line includes Dimensions CM for managing the application development, change and configuration process. Customers can also purchase Dimensions RM for gathering, tracking and managing application requirements throughout a project’s lifecycle. Prototype Composer, which allows customers to graphically define and model application software requirements, is fully integrated with Dimensions. Models, prototypes and requirements definitions created in Prototype Composer can be deployed to Dimensions RM.

•	PVCS®: PVCS Professional: Integrated suite of issue, version and build management tools for team-based environments. PVCS Professional includes SBM and PVCS Version Manager, a version control product.

•

ChangeMan® : Software configuration management solution for mainframe systems, in particular z/OS environments. Our ChangeMan product family addresses the complexity of developing, deploying and maintaining mainframe software applications by providing software infrastructure to manage changes to mainframe applications in parallel, regardless of development methodology, geographic location or computing platform. The ChangeMan product family enables users to automate, control and synchronize those changes throughout their IT environments from a single point of control.

•

StarTool® and Comparex®: Application testing, data comparison, implementation and problem analysis for mainframe systems. These solutions improve mainframe application availability through file and data management, data comparison, fault analysis, application performance management, input/output optimization and application test debugging.

Application Release Management:

•

Serena Release Control (ARM): Manages the software release management process from requirements to deployment. Serena Release Control is a composite application that operates using Serena Business Manager (SBM).

•	Serena Release Vault (Dimensions Deploy): Manages application development, change and configuration process. Serena Release Control is based on Dimensions CM.

•	Serena Release Automation: Allows customers to automate and centrally manage application releases. Serena Release Automation consists of products that we resell and distribute on behalf of Nolio, Inc.

Application Development and Business Process Management:

•

Serena Business Manager, or SBM (formerly known as Serena Business Mashups and TeamTrack): Enterprise process management solution to map, track, and enforce any business process, such as IT requests. Our SBM product line allows customers to build and deploy integrated business processes that extend to all participants in a project, including departmental users, customers, suppliers and business partners. This Web-based, secure and highly configurable process and issue management solution creates repeatable, enforceable, auditable and predictable processes, giving our customers control, insight and predictability in their management of the application lifecycle and their business processes. The SBM product line includes SBM Composer for graphically designing composite applications that include human workflow processes, orchestrated connections to other enterprise systems, and interactive web forms. Process-based applications created in SBM Composer are then “published” within SBM and, once deployed, are available to users from any Web browser or internet-connected device to obtain status updates, enter information and approve and route work to other participants.

IT Service Management:

•

Serena Service Manager: Flexible process-based IT service management. Serena Service Manager leverages Serena Business Manager (SBM) to automate the service delivery process, provide a simple yet powerful role-based experience to service desk users, deliver visibility into the status of issues across the service lifecycle and assist with Information Technology Infrastructure Library (ITIL) compliance.

Project and Portfolio Management:

•	Serena PPM: Portfolio, project, resource, demand and financial management for complete project and portfolio management. Serena PPM’s project management capabilities allow for a flexible approach for project initiation, planning and tracking. With Serena PPM’s portfolio management capabilities, IT can examine investment tradeoffs and track performance, and use Serena PPM’s resource management features to analyze resource capacity and assess the impact of project changes. With Serena PPM’s demand management tools, IT can capture all sources of demand, channeling requests through appropriate approvals. Financial management functions provide assessment of key financial indicators and management of lifecycle costs and benefits.

The following are our principal products:

Product Name	Brief Description
Dimensions® :
Dimensions CM	Process-driven change management for heterogeneous systems.
Dimensions RM	Tracks and manages requirements through the application development lifecycle.
Prototype Composer	Graphically define and model customer application software requirements.

Serena Business Manager:
Serena Business Manager	Create and deploy process-centric applications that may include orchestrated connections to other enterprise systems. Maps, tracks and enforces business processes. Formerly known as Serena Business Mashups and TeamTrack.
SBM Composer	Visual modeling tool for creating workflows, orchestrating connections to other enterprise systems, and design user interfaces.

PVCS® :
PVCS Professional	An integrated suite of issue and version management tools for team-based environments.
PVCS Version Manager	Version control across all platforms and standard IDEs.

Serena PPM:
Serena PPM	Tracks and manages portfolio, project, resource, demand and financial management. Formerly known as Mariner™PPM.

Serena Release Management:
Serena Release Control (ARM)	Provides an automated, process-centric approach for software release management from requirements to deployment.
Serena Release Vault (Dimensions Deploy)	Based on Dimensions CM, with use restricted to version management, build management, deployment, request management and administrative features.
Serena Release Automation:Powered by Nolio	Automates and centrally manages application releases.

ChangeMan® :
ChangeMan ZMF	Application change management and development for mainframe systems.

StarTool® and Comparex®:
StarTool FDM	Facilitates complex mainframe file and data management tasks.
StarTool DA	Automates mainframe dump and abend analysis and speeds application problem solving activities.
Comparex	Performs data comparison for mainframe application testing and software quality.

Products Under Development

In the coming year, we will continue to execute on our mission to give enterprises control, predictability and insight over change from business planning to operations by enhancing existing products and releasing new solutions based on market needs and requirements. While each development project will be defined and scoped based on market analysis, taking into consideration the needs of our existing and prospective customers, trends in the market, competitive moves and technological advancements, there are a number of overarching corporate goals that will be considered as well.

As part of our strategy focused on Serena Release Management, we plan to continue to enhance the integrations between various products within our product portfolio, such as Serena Release Control (ARM), Serena Release Vault (Dimensions Deploy) and Serena Release Automation, and with third-party vendor solutions, and management reporting tools (i.e., dashboards) within our products, to ensure that our customers have the ability to track, manage and control change in a closed loop, heterogeneous environment—ensuring the effective management, traceability and auditability of application release management.

Our Orchestrated ALM strategy will use SBM to integrate all parts of the application lifecycle across the enterprise. The objective is to create an integrated suite of not only Serena products, but other third party and open source lifecycle management products. Newly developed dashboards will provide visibility and control across the entire application lifecycle. As part of our strategy focused on the BPM market, we plan to continue to develop and enhance the capabilities of the core SBM platform, including enhancing the rules based workflow engine and expanding the capability to rapidly change and modify existing process maps and workflows. In addition, we plan to develop process-centric solutions consisting of composite applications that will utilize SBM to address governance and process-related needs of our customers within horizontal and certain vertical markets.

As part of our strategy focused on the ITSM market, we plan to develop solutions based on SBM in addition to Serena Service Manager, including IT service catalogue, IT provisioning, change management and request management.

Our large and diverse customer base provides us with feedback on ways we can evolve our products to meet the needs of markets outside of the core SCCM market. Examples of markets in which our products already address identified customer problems include BPM (SBM), PPM (Serena PPM), RM (Dimensions RM), application release management (Serena Release Control, or ARM), and ITSM (Serena Service Manager). We will continue to develop our solutions to meet the needs of the markets and customers that we currently serve and those in which we can achieve a leadership position.

Professional Services and Customer Support

In connection with the licensing of our software products, we typically enter into annual maintenance contracts that provide customers the right to obtain available updates, bug fixes and telephone support for our applications. In addition, we provide professional services on a global basis to our customers to help them deploy best practices implementations and to facilitate the optimal installation and usage of our software. Our professional services offerings also include technical consulting and educational services.

Consulting. We provide a comprehensive range of consulting services to our customers. Our consultants review customers’ existing IT systems and applications and make recommendations for changing those systems and applications and implementing our ALM products so that customers can fully realize their benefits. In addition to helping customers install and deploy our software products, our consulting services may also include process reengineering and developing interfaces with customers’ databases, third party proprietary software repositories or programming languages.

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

Education. We offer hands-on training courses for the implementation and administration of our products. Product training is provided on a periodic basis at our headquarters in Redwood City, California, and also at customer sites throughout the United States, Europe, and Asia. We also offer course development for certain of our products. We bill our educational services on a per class basis.

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

Technology

Some of the key technological components of our products are summarized below:

Robust and flexible technology for managing processes across multiple sites. Our products contain workflow technology that facilitates the management and monitoring of software development activity and improves the efficiency of the development process. A project to create a new software application may involve hundreds of developers working around the world on tens of thousands of software components, or pieces of code. Several developers may need to develop one component at the same time, or one developer may need to make a change to a single component that also requires changes to many other components. In these situations it is critical to coordinate and control all changes made by developers to the software applications.

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

Research and Development

We plan to continue making substantial investments in research and development to maintain our leadership position. We believe that our success will continue to depend on our ability to enhance our current products and to develop new products and services that meet the needs of our customers and the market. Our commitment to research and development is reflected in our investments in this area, which were $33.9 million, $32.7 million and $31.6 million for fiscal years 2009, 2010 and 2011, respectively, representing 13%, 15% and 15% of our total revenue in those years.

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

Sales and Marketing

We market our software primarily through our direct sales organization in the United States, Canada, Brazil, France, Germany, Italy, the United Kingdom, Spain, the Benelux and Nordic regions, Australia, India, Japan and Korea.

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

We market our products through seminars, industry conferences, trade shows, advertising, direct marketing efforts, and third-party and our own Internet sites. In addition, we have developed programs that promote an active exchange of information between our existing customers and us. These programs include customer meetings with our senior management and focus group meetings with customers to evaluate product positioning.

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

Competition. We currently face competition from a number of sources, including:

•	customers’ internal IT departments;

•	providers of products that compete directly with the Serena ChangeMan ZMF and Comparex products, such as CA, Inc., IBM and smaller privately-held companies;

•	providers of application development programmer productivity and system management products, such as Compuware, IBM and smaller privately-held companies;

•

providers of mainframe application availability products that compete directly with Serena Comparex and the Serena StarTool product family, such as Compuware, IBM, CA, Inc. and smaller privately-held companies;

•	providers of BPM solutions that compete directly with SBM, such as IBM, Microsoft, Pegasystems, Global360 and smaller privately-held companies; and

•	providers of on-premise and software-as-a-service, or SaaS, based ITSM solutions that compete directly with Serena Service Manager, such as BMC, ServiceNow and smaller privately-held companies.

Competition in the Software Change and Configuration Management (SCCM) Distributed Systems Market. We face significant competition as we develop, market and sell our distributed systems products, including Serena PVCS Professional, PVCS Version Manager and Dimensions CM products. Competitors in the distributed systems market include IBM, CA, Inc., Microsoft and other smaller companies. An increasing portion of the market also uses open source or freeware tools to address their basic needs for issue/defect tracking and source code control, such as Jira and Subversion.

Future Competition. We may face competition in the future from established companies who have not previously entered the SCCM, BPM and ITSM markets and from emerging software and SaaS-based companies. Barriers to entry in the distributed systems software market are relatively low.

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

Employees

As of January 31, 2011, we had 579 full-time employees, 144 of whom were engaged in research and development, 197 in sales and marketing, 148 in consulting, education and customer and document support, and

90 in finance, administration and operations. Our future performance depends in significant part upon the continued service of our key technical, sales and senior management personnel. The loss of the services of one or more of our key employees could materially adversely affect our business, operating results and financial condition. Our future success also depends on our continuing ability to attract, train and retain highly qualified technical, sales and managerial personnel. Competition for such personnel is intense, and we may not be able to retain our key personnel in the future. None of our employees is represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

Financial Information

See Note 1(p) of notes to our consolidated financial statements for information regarding segment reporting and financial information about geographic areas.

ITEM 1A.	RISK FACTORS

Risks Related to Our Indebtedness

Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations under the senior subordinated notes.

As of January 31, 2011, our total indebtedness was $485.3 million. We are highly leveraged and our debt service costs are significant. Following the amendment of our senior secured credit agreement in March 2011, we have a $75.0 million committed source of credit available to us under the revolving credit facility of our senior secured credit agreement, of which $40.0 million is unused and available to us as of January 31, 2011.

Our high degree of leverage could have important consequences, including:

•	making it more difficult for us to make payments on the senior subordinated notes;

•	increasing our vulnerability to general economic and industry conditions;

•

requiring a substantial portion of cash flows from operating activities to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flow to fund operations, capital expenditures and future business opportunities;

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

Under our senior secured credit agreement, we are required to satisfy and maintain specified financial ratios and to satisfy other financial condition tests. Our ability to meet those financial ratios and tests is dependent upon our financial performance, which can be affected by events beyond our control. We have experienced declines in license and maintenance revenue in the recent past, which have been offset in part by decreases in costs. If our license or maintenance revenue continues to decline, and we are unable to grow our maintenance revenue or reduce our operating expenses, we may be unable to satisfy these ratios and tests. This would force us to seek a waiver or amendment with the lenders under our senior secured credit agreement, and no assurance can be given that we will be able to obtain any necessary waivers or amendments on satisfactory terms, if at all. The lenders would likely condition any waiver or amendment, if given, on additional consideration from us, such as a consent fee, a higher interest rate, principal repayment or more restrictive covenants and limitations on our business.

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

Risks Related to Our Business

The prolonged decline and uncertainty in global economic conditions has negatively affected, and could continue to negatively affect, our business, results of operations and financial condition.

Economic conditions, both domestically and abroad, directly affect our operating results. Current and future economic conditions, including such factors as consumer demand, unemployment and inflation levels, the availability of credit, and our customers’ financial condition, operating results and growth prospects may adversely affect our business and the results of our operations. The prolonged weakening and uncertainty in global economic conditions present a variety of risks and uncertainties that could negatively affect our business, results of operations and financial condition, including the following:

•

the demand for our products and services, and IT spending generally, may decline as businesses postpone, reduce or cancel IT and other spending in response to tighter credit, negative financial news, declines in income or asset values or economic uncertainty;

•	our customers, distributors and resellers may choose to defer payments or fail to pay amounts owed to us, even though they may have no contractual right to do so;

•	the prolonged uncertainty has and may continue to, increase the pricing pressure on our maintenance contract renewal business and could negatively affect our maintenance revenue in the future;

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

•	we may experience increased pricing competition for our products and services;

•	significant currency fluctuations could negatively affect our revenues, specifically those derived internationally; and

•	the severity or length of time these economic and financial market conditions may persist is unknown.

In addition, although we do not anticipate needing additional capital in the near term due to our current financial position, financial market disruption may make it difficult for us to raise additional capital upon acceptable terms or at all. As of January 31, 2011, we had a $30.0 million committed source of credit available to us under the revolving credit facility of our senior secured credit agreement. As of March 2, 2011, the committed source of credit available to us under the revolving credit facility increased to $40.0 million under the amended and restated credit agreement.

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

Management personnel regularly identify, track and forecast future revenue and trends in our business. Our sales personnel monitor the status of all qualified opportunities and proposals, such as the estimated date when a transaction will close and the potential dollar amount of the transaction. We aggregate these estimates in order to generate a sales pipeline and then evaluate the pipeline at various times to look for trends in our business. While this pipeline analysis provides visibility to our potential customers and the associated revenue for budgeting and planning purposes, these pipeline estimates may not correlate to revenue in a particular quarter or ever. A slowdown in the economy, domestically and internationally, has caused in the past and may cause in the future customer purchasing decisions to be delayed, reduced in amount or cancelled, all of which have reduced and could reduce the rate of conversion of the pipeline into contracts. A variation in the pipeline or in the conversion of the pipeline into contracts could cause us to plan or budget improperly and thereby could adversely affect our business, operating results and financial condition. In addition, primarily due to a substantial portion of our software licenses revenue contracts closing in the latter part of a quarter, management may not be able to adjust our cost structure in response to a variation in the conversion of the pipeline into contracts in a timely manner, and thereby adversely affect our business, operating results and financial condition.

Our future revenue is substantially dependent upon our installed customer base renewing maintenance agreements for our products and licensing or upgrading additional Serena products; our future professional service and maintenance revenue is dependent on future sales of our software products and could decline.

We depend on our installed customer base for future revenue from maintenance renewal fees and licenses or upgrades of additional products. Our maintenance revenue has declined in each of the past two years. If our customers do not purchase additional products, do not upgrade existing products or cancel or fail to renew their maintenance agreements, this could materially adversely affect our business, operating results and financial condition. The terms of our standard license arrangements provide for a one-time license fee and a prepayment of one year of software maintenance and support fees. The maintenance agreements are renewable annually at the option of the customer, and there are no minimum payment obligations or obligations to license additional software. In addition, prolonged economic uncertainty has increased the pressure our customers are placing on our maintenance renewal business. Therefore, our current customers may not necessarily generate significant maintenance revenue in future periods. In addition, our customers may not necessarily purchase additional products, upgrades or professional services. Our professional service and maintenance revenue are also dependent upon the continued use of these services by our installed customer base. Any downturn in our software license sales would have a negative impact on the growth of our professional service revenue and maintenance revenue in future periods.

If our target markets do not evolve as we anticipate, our business will be adversely affected.

If we fail to properly assess and address our target markets or if our products and services fail to achieve market acceptance for any reason, our business, operating results and financial condition would be materially adversely affected. With regard to the SCCM market, IT organizations have historically addressed their SCCM requirements with solutions developed internally. As SCCM requirements have become more complex, IT organizations have begun to migrate to more sophisticated third-party SCCM products. Our future financial performance will depend in large part on the continued growth in the number of businesses adopting third-party SCCM products and the expansion of their use on a company-wide basis. In addition, we only recently began to offer products in the BPM and ITSM markets and have significantly less experience with these markets than the SCCM market. Since the markets for our products are still evolving, it is difficult to assess the competitive environment or the size of the market that may develop. Moreover, these markets may grow more slowly than we anticipate. In addition, technologies, customer requirements and industry standards may change rapidly. If we cannot improve or augment our products as rapidly as existing technologies, customer requirements and industry standards evolve, our products or services could become obsolete. The introduction of new or technologically superior products by competitors could also make our products less competitive or obsolete. As a result of any of these factors, our position in existing markets or potential markets could be eroded.

We have experienced significant turnover in our executive officers and other key management personnel, and if our new executive officers and key management personnel are unable to successfully manage our business, our business and financial results may be adversely affected.

Our success will depend on the ability of recently-hired executive officers and other key management personnel to successfully manage our business. Within the past eighteen months, we have employed a new President and Chief Executive Officer, a new Senior Vice President, Worldwide Marketing, a new Senior Vice President, SBM Business Unit, a new Vice President, North Americas Sales, a new Vice President, North America Professional Services and other sales and technical management personnel. If we are unable to successfully integrate and transition one or more of our executive officers or other key management personnel into our business, if one or more of our new executive officers are unable to successfully perform in their positions, establish and implement our business strategy or manage our business, or if one or more other key management personnel are unable to successfully perform in their positions or manage their functional areas, our business and operating results may be materially and adversely affected.

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

Our license revenue from our distributed systems products was 58% of total license revenue in both the fiscal years ended January 31, 2011 and 2010. License revenue from our distributed products may fluctuate materially and has recently declined. If we fail to successfully develop, market, sell and support our distributed systems products, our business, operating results and financial condition could be materially adversely affected. Additionally, our distributed system products may be adversely impacted by pricing pressures resulting from the current continuing adverse economic environment and increased competition.

Our industry changes rapidly due to evolving technology standards, and our future success will depend on our ability to continue to meet the sophisticated needs of our customers.

Our future success will depend on our ability to address the increasingly sophisticated needs of our customers by supporting existing and emerging hardware, software, database and networking platforms particularly for our distributed systems products. We must develop and introduce enhancements to our existing products and new products on a timely basis to keep pace with technological developments, evolving industry standards and changing customer requirements. We expect that we will have to respond quickly to rapid technological change, changing customer needs, frequent new product introductions and evolving industry standards that may render existing products and services obsolete. As a result, our position in existing markets or potential markets could be eroded rapidly by product advances. Our growth and future financial performance will depend in part upon our ability to enhance existing applications, develop and introduce new applications that keep pace with technological advances, meet changing customer requirements and respond to competitive products. We expect that our product development efforts will continue to require substantial investments, and we may not have sufficient resources to make the necessary investments. If we are unable to successfully and timely develop our products due to development constraints, such as high employee turnover, lack of management ability or lack of development resources, our products may fail to address these evolving customer requirements and become less competitive in our target markets. Any of these events could have a material adverse effect on our business, operating results and financial condition.

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

Competition in the Software Change and Configuration Management (SCCM) Distributed Systems Market. We face significant competition as we develop, market and sell our distributed systems products, including PVCS Professional, PVCS Version Manager and Dimensions CM products. Competitors in the distributed systems market include IBM, CA, Inc., Microsoft, and other smaller companies. A growing portion of the market is also using free open source tools to address their basic needs for issue/defect tracking and source code control, such as Jira and Subversion, resulting in an increased source of competition for our distributed system products, particularly PVCS Professional, PVCS Version Manage, SBM and, to a lesser extent, Dimensions CM .

Competition in the Mainframe market. We currently face competition from a number of sources, including:

•	customers’ internal IT departments;

•	providers of products that compete directly with ChangeMan ZMF and Comparex, such as CA, Inc., IBM and smaller privately-held companies;

•	providers of application development programmer productivity and system management products, such as Compuware, IBM and smaller privately-held companies; and

•

providers of mainframe application availability products that compete directly with Serena Comparex and the Serena StarTool product family, such as Compuware, IBM, CA, Inc. and smaller privately-held companies.

Competition in Other Markets. We currently face competition from a number of sources, including:

•	providers of BPM solutions that compete directly with SBM, such as IBM, Microsoft, PegaSystems, Global360 and smaller privately-held companies; and

•	providers of on-premise and SaaS-based ITSM solutions that compete with Serena Service Manager, such as BMC, ServiceNow and smaller privately-held companies.

Future Competition. We may face competition in the future from established companies who have not previously entered the mainframe or distributed systems market or from emerging software companies. Increased competition may materially adversely affect our business, operating results and financial condition due to price reductions, reduced gross margins and reduction in market share. Established companies may not only develop their own mainframe or distributed systems solutions, but they may also acquire or establish cooperative relationships with our competitors, including cooperative relationships between large, established companies and smaller privately-held companies. Because larger companies have significant financial and organizational resources available, they may be able to quickly penetrate the mainframe or distributed systems market through acquisitions or strategic relationships and may be able to leverage the technology and expertise of smaller companies and develop successful SCCM products. We expect that the software industry in general, and providers of SCCM solutions in particular, will continue to consolidate. It is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

Bundling or Compatibility Risks. Our ability to sell our products also depends, in part, on the compatibility of our products with other third party products, particularly those provided by IBM. Developers of these third party products may change their products so that they will no longer be compatible with our products. These third party developers may also decide to bundle their products with other SCCM products for promotional purposes. If that were to happen, our business, operating results and financial condition may be materially adversely affected as we may be priced out of the market or no longer be able to offer commercially viable products.

We may encounter problems conducting our international operations, and factors associated with international operations could adversely affect our business.

International Operations. We have sales subsidiaries in the United Kingdom, Germany, Sweden, France, Belgium, Spain, the Netherlands, Australia, Japan and Singapore. We have limited experience in marketing, selling and supporting our products in many countries, and may not be able to successfully market, sell, deliver and support our products internationally.

Risks of International Operations. International sales were 33%, 32% and 34% of our total revenue in the fiscal years ended January 31, 2011, 2010 and 2009, respectively. Our international revenue is attributable principally to our European operations. Our international operations are subject to a variety of risks associated with conducting business internationally that could materially adversely affect our business, operating results and financial condition, including the following:

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

Growing market acceptance of “open source” software could cause a decline in our revenue and operating margins.

Growing market acceptance of open source software has presented both benefits and challenges to the commercial software industry in recent years. “Open Source” software is made widely available by its authors and is licensed “as is” for a nominal fee or, in some cases, at no charge. As the use of open source software becomes more widespread, certain open source technology, such as Subversion, have become competitive with our products offering software version control capabilities, such as PVCS Version Manager and, to a lesser extent, Dimensions CM, which has caused the sale of these products to decline. In addition, Jira, an open source bug tracking tool, has become competitive with the use of SBM as an issue and defect tracking tool. Further adoption of open source software within the markets that we sell could cause further declines in the sale of our products or force us to reduce the fees we charge for our products, which could have a material adverse impact on our revenue and operating margins.

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

Under generally accepted accounting principles, we review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable include a decline in expected future cash flows and slower growth rates in our industry. We impaired $6.8 million of capitalized software development costs in fiscal year 2010 and recorded a goodwill impairment charge of $326.7 million in fiscal year 2009, and may be required to record significant charges in any future period for which impairment of our goodwill or amortizable intangible assets is determined.

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

Our success will depend to a significant extent on the continued service of our senior executives and certain other key employees, including certain sales, consulting, technical and marketing personnel. If we lost the services of one or more of our executives or key employees, including if one or more of our executives or key employees decided to join a competitor or otherwise compete directly or indirectly with us, this could materially adversely affect our business. We have recently experienced an increase in the attrition of our employees due to competition for employees within our markets, and if we fail to increase our revenues and profitability, this attrition may continue or increase in the future, which could materially adversely affect our business. Other than our Chief Financial Officer, none of our executive officers is party to an employment agreement with us. In addition, we do not maintain key man life insurance on our employees and have no plans to do so.

The interests of our controlling stockholder may differ from the interests of the holders of our securities.

Silver Lake and its affiliates own, in the aggregate, approximately 68.2% of our outstanding common stock as of January 31, 2011 and beneficially own the only authorized share of our series A preferred stock. In addition, Silver Lake and its affiliates, by virtue of their ownership of our common stock and their voting rights under a stockholders agreement, control the vote, in connection with substantially all matters subject to stockholder approval, of more than 99% of our outstanding common stock. As a result of this ownership and the terms of a stockholders agreement, Silver Lake is entitled to elect directors with majority voting power in our Board of Directors, to appoint new management and to approve actions requiring the approval of the holders of our outstanding voting shares as a single class, including adopting most amendments to our certificate of incorporation and approving mergers or sales of all or substantially all of our assets.

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

Our principal administrative, sales, marketing, consulting, education, customer support and research and development facilities are located at our headquarters in Redwood City, California and in Hillsboro, Oregon. We currently occupy an aggregate of approximately 30,000 square feet of office space in the Redwood City facility, 33,000 square feet of office space in the Hillsboro facility, 13,000 square feet of office space in the St. Albans facility in the United Kingdom, 7,000 square feet of office space in the Woodland Hills facility, 6,900 square feet of office space in the Kiev facility in Ukraine, 5,500 square feet of office space in the Paris facility in France and 4,000 square feet of office space in the Colorado Springs facility, under leases with terms running through July 2012, November 2018, March 2021, May 2012, April 2013, March 2014 and April 2014, respectively, and 6,000 square feet of office space in the Ismaning facility in Germany under an ongoing month-to-month lease. Management believes its current facilities will be adequate to meet our needs for at least the next twelve months. We believe that suitable additional facilities will be available in the future as needed on commercially reasonable terms.

We also lease office space for sales and marketing in various locations throughout North America and in Brazil, Belgium, Spain, Germany, Italy, Sweden, Australia, Korea, Japan, Singapore and India.

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

	Aggregate (1)	Successor
	Fiscal Year Ended January 31,
	2007	2008	2009	2010	2011
	(in thousands)
Consolidated Statement of Operations Data (1):
Revenue:
Software licenses	$86,520	$78,405	$64,578	$49,397	$51,382
Maintenance	134,605	155,465	161,626	152,464	143,974
Professional services	34,166	36,325	34,033	22,153	19,030

Total revenue	255,291	270,195	260,237	224,014	214,386

Cost of revenue:
Software licenses	2,735	1,861	1,935	3,253	1,380
Maintenance	13,662	15,551	15,626	12,585	11,545
Professional services	31,758	33,083	31,824	21,164	18,151
Amortization of acquired technology and impairment of intangibles	37,853	35,217	35,370	41,415	33,695

Total cost of revenue	86,008	85,712	84,755	78,417	64,771

Gross profit	169,283	184,483	175,482	145,597	149,615

Operating expenses:
Sales and marketing	72,396	78,318	76,651	57,488	55,602
Research and development	35,803	40,384	33,900	32,737	31,584
General and administrative	18,684	20,129	15,847	16,600	15,939
Amortization of intangible assets	33,639	36,813	36,812	36,813	36,813
Acquired in-process research and development	4,100	—	—	—	—
Restructuring, acquisition and other charges	33,729	2,789	6,077	7,796	5,332
Goodwill impairment and adjustments	—	—	326,677	—	1,433

Total operating expenses	198,351	178,433	495,964	151,434	146,703

Operating (loss) income	(29,068)	6,050	(320,482)	(5,837)	2,912

Other income (expense):
Interest income	3,996	1,928	1,498	437	212
Gain (loss) on early extinguishment of debt	—	—	8,707	4,602	(243)
Interest expense	(45,417)	(47,535)	(41,222)	(33,048)	(24,633)
Change in fair value of derivative instrument	(1,154)	(7,378)	2,639	4,277	1,616
Amortization and write-off of debt issuance costs	(3,563)	(1,111)	(2,070)	(2,158)	(1,857)

Total other income (expense)	(46,138)	(54,096)	(30,448)	(25,890)	(24,905)

Loss before income taxes	(75,206)	(48,046)	(350,930)	(31,727)	(21,993)
Income tax benefit	(27,994)	(20,936)	(11,424)	(18,705)	(12,437)

Net loss	$(47,212)	$(27,110)	$(339,506)	$(13,022)	$(9,556)

Consolidated Balance Sheet Data As of January 31 (1):
Cash, cash equivalents and short-term investments	$68,467	$48,304	$115,044	$124,996	$126,374
Working capital (deficit)	(20,902)	(17,038)	34,279	47,013	44,185
Total assets	1,347,447	1,243,545	901,532	823,222	748,037
Convertible subordinated debentures	5	5	—	—	—
Term loan	375,000	320,000	320,000	318,000	316,000
Revolving term credit facility	—	—	65,000	65,000	35,000
Senior subordinated notes	200,000	200,000	167,383	142,952	134,265
Total other long-term liabilities	169,915	141,102	105,475	74,635	50,996
Total stockholders’ equity	486,620	463,510	123,660	111,077	103,576

(1)	For purposes of the fiscal year ended January 31, 2007 noted above, we have aggregated the Predecessor period from February 1, 2006 through March 9, 2006 and the Successor period from March 10, 2006 through January 31, 2007, without further adjustment. Upon the closing of the merger on March 10, 2006, the surviving corporation borrowed $400.0 million under a new senior secured credit facility, and issued $200.0 million in principal amount of 10 3/8% senior subordinated notes due 2016. The merger has been accounted for as an acquisition, using the purchase method of accounting, from the date of completion, March 10, 2006. This change has created many differences between reporting for Serena post-merger, as successor, and Serena pre-merger, as predecessor. The predecessor financial statements for periods ended on or before March 10, 2006, generally will not be comparable to the successor financial statements for periods after that date. Under purchase accounting, Serena’s tangible assets and liabilities and intangible assets were recorded at fair value resulting in a new carrying basis for those assets and liabilities. The merger has resulted in Serena having an entirely new capital structure, and there are significant differences between the predecessor’s and the successor’s equity.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are the largest global independent software company in terms of revenue focused solely on managing change across information technology, or IT, environments. Our products and services primarily address the complexity of application lifecycle management, or ALM, and are used by our customers to manage the development of and control change in mission critical applications within both mainframe and distributed systems environments. In addition, we provide products and services to enable customers to rapidly address business process management, or BPM, challenges through the use of visually designed process workflows. Our products and services allow customers to orchestrate and manage their application development, IT and business processes by automating and integrating disparate ALM products and processes, improving process visibility and consistency, enhancing software integrity, mitigating application development risks, supporting auditability and regulatory compliance, and boosting productivity. Our revenue is generated by software licenses, maintenance contracts and professional services. Our software products are typically installed within customer IT environments and generally accompanied by renewable annual maintenance contracts.

In connection with our merger with Spyglass Merger Corp., an affiliate of Silver Lake, in March 2006, we entered into a senior secured credit agreement, issued senior subordinated notes, and entered into other related transactions, which we refer to collectively as the acquisition transactions. After consummation of the acquisition transactions, we are highly leveraged. As of January 31, 2011 we had outstanding $485.3 million in aggregate indebtedness, including $35.0 million of borrowing under our revolving term credit facility. Our liquidity requirements are significant, primarily due to debt service requirements.

On March 2, 2011 we entered into an amendment to our senior secured credit agreement to extend the final maturity date for the repayment of a portion of outstanding term loans, extend the commitment termination date of the commitments for a portion of the revolving credit facility and provide for additional flexibility in the financial covenants under the senior secured credit agreement. As a result of the amendment, $191.1 million of the existing term loans were extended and will mature on March 10, 2016, and $20.0 million of the existing revolving credit commitments were extended and will terminate on March 10, 2015. The $124.9 million of the existing term loans that were not extended, and the $55.0 million of the existing revolving credit commitments that were not extended will continue to mature on March 10, 2013 and March 10, 2012, respectively. As a result of the amendment, the interest rate margins were increased by 200 basis points for the extended facilities. In addition, the maximum total leverage ratio will step up to 5.50x through the test periods ending on July 31, 2012 and will step down to 5.00x thereafter for both the extended facilities and non-extended facilities. For additional information regarding the amended and restated senior secured credit agreement, see “Liquidity and Capital Resources – Senior Secured Credit Agreement” below.

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

Our total revenue was $260.2 million, $224.0 million and $214.4 million in the fiscal years ended January 31, 2009, 2010 and 2011, respectively, representing decreases of 14% from fiscal year 2009 to 2010 and 4% from fiscal year 2010 to 2011. The decrease in total revenues in the fiscal year ended January 31, 2010, when compared to the same period a year before, was primarily the result of continued slower software purchasing activity resulting from the world-wide economic conditions, declines in our consulting business fueled in part by the slower software purchasing activity, and pricing pressures on maintenance renewals primarily as a result of the economy and foreign currency exchange rate fluctuations negatively impacting translated foreign revenues, and certain maintenance contract cancellations. The decrease in total revenues in the fiscal year ended January 31, 2011, when compared to the same period a year ago, was primarily the result of pricing pressures on maintenance renewals as a result of the economy, foreign currency exchange rate fluctuations negatively impacting translated foreign revenues, and certain maintenance contract cancellations, and declines in our consulting business fueled in part by slower software purchasing activity.

In the fiscal years ended January 31, 2009, 2010 and 2011, 62%, 58% and 58%, respectively, of our total software license revenue came from our distributed systems products and 38%, 42% and 42%, respectively, came from our mainframe products.

Historically, our revenue has been generally attributable to sales in North America, Europe and to a lesser extent Asia Pacific and South America. Revenue attributable to sales in North America accounted for approximately 66%, 68% and 67% of our total revenue in the fiscal years ended January 31, 2009, 2010 and 2011, respectively. Our international revenue is attributable principally to our European operations and to a lesser extent Asia Pacific and South America. International revenue accounted for approximately 34%, 32% and 33% of our total revenue in the fiscal years ended January 31, 2009, 2010 and 2011, respectively.

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

Our VSOE for certain elements of an arrangement is based upon the pricing in comparable transactions when the element is sold separately. VSOE for post contract support services is primarily based upon customer renewal history where the services are sold separately. VSOE for professional services is also based upon the price charged when the services are sold separately.

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

Our common stock is privately held and therefore there is no public market for our common stock. To assist management in determining the estimated fair value of our common stock, we engaged an external valuation specialist to perform valuations as of July 31 and January 31 of each fiscal year. We also engaged an external valuation specialist to perform a valuation to assist management in determining the estimated fair value of our common stock in connection with our tender offer completed in the third quarter of fiscal 2010. In estimating the fair value of our common stock as of January 31, 2011, the external valuation firm employed a two-step approach that first estimated the fair value of our company as a whole, and then allocated the enterprise value to our common stock. These estimates were also used to assist management in measuring our expected stock price volatility over time.

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

Stock-based compensation expense is associated with employee stock options, restricted stock awards and restricted stock units and is recognized under FASB ASC Topic 718. In the fiscal year ended January 31, 2009, we recorded a stock-based compensation benefit totaling $1.6 million. The benefit was the result of our reversal in the fourth quarter of fiscal year 2009 of all previously recorded stock-based compensation expense totaling $5.1 million associated with certain performance-based options with performance conditions deemed to be improbable of achievement. In the fiscal years ended January 31, 2010 and 2011, stock-based compensation expense totaled $2.9 million and $3.6 million, respectively.

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

We completed this test during the fourth quarters of fiscal year 2010 and fiscal year 2011 and did not record an impairment loss on goodwill in either of those fiscal years.

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

Recent Accounting Pronouncements

Refer to Note 1(r) of notes to our consolidated financial statements for a full description of recent accounting pronouncements including the expected dates of adoption and potential effects on our financial position, results of operations and cash flows.

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

	Fiscal Years Ended January 31,
	2009	2010	2011
Revenue:
Software licenses	25%	22%	24%
Maintenance	62%	68%	67%
Professional services	13%	10%	9%

Total revenue	100%	100%	100%

Cost of revenue:
Software licenses	1%	1%	1%
Maintenance	6%	6%	5%
Professional services	12%	10%	8%
Amortization of acquired technology and impairment of intangibles	14%	18%	16%

Total cost of revenue	33%	35%	30%

Gross profit	67%	65%	70%

Operating expenses:
Sales and marketing	29%	26%	26%
Research and development	13%	15%	15%
General and administrative	6%	7%	7%
Amortization of intangible assets	14%	16%	17%
Restructuring, acquisition and other charges	2%	3%	3%
Goodwill impairment and adjustments	126%	—	1%

Total operating expenses	190%	67%	69%

Operating (loss) income	(123)%	(2)%	1%

Other income (expense):
Interest income	1%	—	—
Gain (loss) on early extinguishment of debt	3%	2%	—
Interest expense	(15)%	(15)%	(11)%
Change in fair value of derivative instrument	1%	2%	1%
Amortization and write-off of debt issuance costs	(1)%	(1)%	(1)%

Total other income (expense)	(11)%	(12)%	(11)%

Loss before income taxes	(134)%	(14)%	(10)%
Income tax benefit	(4)%	(8)%	(6)%

Net loss	(130)%	(6)%	(4)%

Comparison of Fiscal Years Ended January 31, 2009, 2010 and 2011

Revenue

Our total revenue was $260.2 million, $224.0 million and $214.4 million in fiscal year 2009, 2010 and 2011, respectively, representing decreases of 14% from fiscal year 2009 to 2010 and 4% from fiscal year 2010 to 2011.

The following table summarizes software licenses, maintenance and professional services revenues for the periods indicated:

	Fiscal Years Ended January 31,			Fiscal Year 2010 vs. 2009 Increase (Decrease)		Fiscal Year 2011 vs. 2010 Increase (Decrease)
	2009	2010	2011	In Dollars	In %	In Dollars	In %
	(dollars in thousands)
Revenue:
Software licenses	$64,578	$49,397	$51,382	$(15,181)	(24)%	$1,985	4%
Maintenance	161,626	152,464	143,974	(9,162)	(6)%	(8,490)	(6)%
Professional services	34,033	22,153	19,030	(11,880)	(35)%	(3,123)	(14)%

Total revenue	$260,237	$224,014	$214,386	$(36,223)	(14)%	$(9,628)	(4)%

Software Licenses. Software licenses revenue was $64.6 million, $49.4 million and $51.4 million in fiscal year 2009, 2010 and 2011, respectively, representing 25%, 22% and 24% of total revenue, respectively. Software licenses revenue decreased $15.2 million, or 24%, from fiscal year 2009 to 2010 and increased $2.0 million, or 4%, from fiscal year 2010 to 2011. The decrease in fiscal year 2010, when compared to fiscal year 2009, in both absolute dollars and as a percentage of total revenue was primarily due to the general weakening of the worldwide economy causing a significant slowdown in IT spending. The increase in fiscal year 2011, when compared to fiscal year 2010, in both absolute dollars and as a percentage of total revenue was primarily due to our hiring of additional sales representatives during the fiscal year. Our core SCCM products continue to make up a significant portion of our total software license revenue. Combined, our core SCCM products accounted for $56.8 million, $44.7 million and $46.0 million in fiscal year 2009, 2010 and 2011, representing 88%, 91% and 90% of total software license revenue, respectively. Distributed systems products accounted for $29.8 million, or 58%, of total software licenses revenue in fiscal year 2011 as compared to $28.5 million, or 58%, and $40.1 million, or 62%, in fiscal year 2010 and 2009, respectively. We expect that our Dimensions, Professional and SBM family of products will continue to account for a substantial portion of software license revenue in the future. We expect software license revenue for the fiscal quarter ending April 30, 2011 to decline sequentially when compared to the fiscal quarter ending January 31, 2011 due to seasonally stronger sales in our fiscal quarter ending January 31 and the expected continuation of adverse economic conditions.

Maintenance. Maintenance revenue was $161.6 million, $152.5 million and $144.0 million in fiscal year 2009, 2010 and 2011, respectively, representing 62%, 68% and 67% of total revenue, respectively. Maintenance revenue decreased $9.1 million, or 6%, from fiscal year 2009 to 2010 and $8.5 million, or 6%, from fiscal year 2010 to 2011. The decreases in fiscal year 2010, when compared to fiscal year 2009, and in fiscal year 2011, when compared to fiscal 2010, were primarily due to pricing pressures on maintenance renewals as a result of the weak global economy, foreign currency exchange rate fluctuations negatively impacting translated foreign revenues, and certain maintenance contract cancellations. We expect maintenance revenue to remain generally flat in the near term as maintenance contracts continue to renew at consistent rates and we continue to sell software licenses, offset by pricing pressure caused by the prolonged adverse worldwide economic conditions.

Professional Services. Professional services revenue was $34.0 million, $22.2 million and $19.0 million in fiscal year 2009, 2010 and 2011, respectively, representing 13%, 10% and 9% of total revenue, respectively. Professional services revenue decreased $11.8 million, or 35%, from fiscal year 2009 to 2010 and $3.2 million, or 14%, from fiscal year 2010 to fiscal year 2011. The decreases in fiscal year 2010, when compared to fiscal year 2009, and in fiscal year 2011, when compared to fiscal year 2010, were primarily due to declines in the number of consulting engagements primarily as a result of lower software license revenue and the general weakening of the worldwide economy that accelerated in the second half of fiscal year 2009 and continued in fiscal 2010 and fiscal 2011. In general, professional services revenue is attributable to consulting opportunities in our installed customer base and expanding our consulting service capabilities. We expect professional services revenue to remain generally flat in the near term as a result of the expected continuation of adverse worldwide economic conditions.

Cost of Revenue

Cost of revenue, consisting of cost of software licenses, cost of maintenance, cost of professional services and amortization of acquired technology and impairment of intangibles was $84.7 million, $78.4 million and $64.8 million in fiscal year 2009, 2010 and 2011, representing 33%, 35% and 30% of total revenue, respectively. Cost of revenue decreased $6.3 million, or 7%, from fiscal year 2009 to fiscal year 2010 and $13.6 million, or 17%, from fiscal year 2010 to fiscal year 2011. Cost of revenue decreased from fiscal year 2009 to fiscal year 2010 primarily due to a decrease in cost of professional services resulting from a decline in professional services revenue and restructuring and other cost cutting initiatives put in place in fiscal year 2010, all partially offset by an impairment charge taken in fiscal year 2010 on certain capitalized software costs related to our on-demand application services totaling $6.8 million and an increase in stock-based compensation costs. Cost of revenue decreased from fiscal year 2010 to fiscal year 2011 primarily due to the absence in 2011 of the impairment charge taken in fiscal year 2010 and decreases in cost of professional services resulting from a decline in professional services revenue, all partially offset by an increase in stock-based compensation costs.

The following table summarizes cost of revenue for the periods indicated:

	Fiscal Years Ended January 31,			Fiscal Year 2010 vs. 2009 Increase (Decrease)		Fiscal Year 2011 vs. 2010 Increase (Decrease)
	2009	2010	2011	In Dollars	In %	In Dollars	In %
	(dollars in thousands)
Cost of revenue:
Software licenses	$1,935	$3,253	$1,380	$1,318	68%	$(1,873)	(58)%
Maintenance	15,626	12,585	11,545	(3,041)	(19)%	(1,040)	(8)%
Professional services	31,824	21,164	18,151	(10,660)	(33)%	(3,013)	(14)%
Amortization of acquired technology and impairment of intangibles	35,370	41,415	33,695	6,045	17%	(7,720)	(19)%

Total cost of revenue	$84,755	$78,417	$64,771	$(6,338)	(7)%	$(13,646)	(17)%

Percentage of total revenue	33%	35%	30%

Software Licenses. Cost of software licenses consists principally of fees associated with integrating third party technology into our PVCS and Dimensions distributed systems products and, to a lesser extent, salaries, bonuses and other costs associated with our product release organization. In fiscal 2009 and 2010 only, cost of software licenses also included amortization of certain capitalized software costs associated with our on-demand application services. Beginning in fiscal 2011, we ceased amortizing capitalized software costs because the capitalized software costs were fully impaired in the fourth quarter of fiscal 2010. Cost of software licenses was $1.9 million, $3.3 million and $1.4 million in fiscal year 2009, 2010 and 2011, respectively, representing 3%, 7% and 3% of total software licenses revenue, respectively. Cost of software licenses increased $1.3 million, or 68%, from fiscal year 2009 to fiscal year 2010 and decreased $1.9 million, or 58%, from fiscal year 2010 to fiscal year 2011. The increase in both absolute dollars and as a percentage of total software licenses revenue in fiscal year 2010, when compared to fiscal year 2009, was primarily due to amortization of certain capitalized software costs associated with our on-demand application services. The decrease in both absolute dollars and as a percentage of total software licenses revenue in fiscal year 2011, when compared to fiscal year 2010, was primarily due to the absence of the capitalized software impairment in the fourth quarter of fiscal 2010.

Maintenance. Cost of maintenance consists primarily of salaries, bonuses and other costs associated with our customer support organizations. Cost of maintenance was $15.6 million, $12.6 million and $11.5 million in fiscal year 2009, 2010 and 2011, respectively, representing 10%, 8% and 8% of total maintenance revenue, respectively. Cost of maintenance decreased $3.0 million, or 19%, from fiscal year 2009 to 2010 and $1.1 million, or 4%, from fiscal year 2010 to 2011. The decrease in both absolute dollars and as a percentage of total maintenance revenue in fiscal year 2010, when compared to fiscal year 2009, was primarily attributable to decreases in expenses associated with our customer support organization resulting from restructuring and other cost cutting initiatives, partially offset by increases in stock-based compensation expenses. The decrease in absolute dollars in fiscal year 2011, when compared to fiscal year 2010, was primarily attributable to decreases in expenses associated with our customer support organization resulting from restructuring and other cost cutting initiatives.

Professional Services. Cost of professional services consists of salaries, bonuses and other costs associated with supporting our professional services organization. Cost of professional services was $31.8 million, $21.2 million and $18.2 million in fiscal year 2009, 2010 and 2011, respectively, representing 93%, 95% and 95% of total professional services revenue, respectively. Cost of professional services decreased $10.6 million, or 33%, from fiscal year 2009 to 2010 and $3.0 million, or 14%, from fiscal year 2010 to fiscal year 2011. The absolute dollar decreases in fiscal year 2010, when compared to fiscal year 2009, and in fiscal year 2011, when compared to fiscal year 2010, were predominantly due to decreases in expenses as a result of lower professional services revenue and, to a lesser extent, restructuring and other cost cutting initiatives, all partially offset by increases in stock-based compensation expenses.

Amortization of Acquired Technology and Impairment of Intangibles. In connection with our merger in March 2006, and to a lesser extent, small technology acquisitions in March 2006, October 2006 and September 2008, we recorded $178.7 million in acquired technology, offset by amortization totaling $175.0 million as of January 31, 2011. Amortization of acquired technology was $35.4 million, $41.4 million and $33.7 million in fiscal year 2009, fiscal year 2010 and fiscal year 2011, respectively. Amortization of acquired technology in fiscal year 2010 also included an impairment charge totaling $6.8 million on certain capitalized software intangibles related to our on-demand application services. Our acquired technology intangibles will fully amortize by the first quarter of fiscal 2012 when we record $3.6 million in amortization expense.

Operating Expenses

The following table summarizes operating expenses for the periods indicated:

	Fiscal Years Ended January 31,			Fiscal Year 2010 vs. 2009 Increase (Decrease)		Fiscal Year 2011 vs. 2010 Increase (Decrease)
	2009	2010	2011	In Dollars	In %	In Dollars	In %
	(dollars in thousands)
Operating expenses:
Sales & marketing	$76,651	$57,488	$55,602	$(19,163)	(25)%	$(1,886)	(3)%
Research & development	33,900	32,737	31,584	(1,163)	(3)%	(1,153)	(4)%
General & administrative	15,847	16,600	15,939	753	5%	(661)	(4)%
Amortization of intangible assets	36,812	36,813	36,813	1	—	—	—
Restructuring, acquisition and other charges	6,077	7,796	5,332	1,719	28%	(2,464)	(32)%
Goodwill impairment and adjustments	326,677	—	1,433	(326,677)	(100)%	1,433	—

Total operating expenses	$495,964	$151,434	$146,703	$(344,530)	(69)%	$(4,731)	(3)%

Percentage of total revenue	190%	67%	69%

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses, payroll taxes and employee benefits as well as travel, entertainment and marketing expenses. Sales and marketing expenses were $76.7 million, $57.5 million and $55.6 million in fiscal year 2009, 2010 and 2011, respectively, representing 29%, 26% and 26% of total revenue, respectively. Sales and marketing expenses decreased $19.2 million, or 25%, from fiscal year 2009 to 2010 and $1.9 million, or 3%, from fiscal year 2010 to 2011. In absolute dollars, the decrease in fiscal year 2010, when compared to fiscal year 2009, was the result of lower direct costs, such as travel expenses and sales commissions, associated with lower software licenses revenue, and restructuring and other cost cutting initiatives put in place in fiscal year 2010, all partially offset by increases in stock-based compensation expense. In absolute dollars, the decrease in fiscal year 2011, when compared to fiscal year 2010, was the result of restructuring and other cost cutting initiatives put in place in the second half of fiscal 2010, partially offset by higher direct costs, such as travel expenses and sales commissions, associated with higher software licenses revenue. In absolute dollar terms, we expect sales and marketing expenses to slightly increase in the near term.

Research and Development. Research and development expenses consist primarily of salaries, bonuses, payroll taxes and employee benefits and costs attributable to research and development activities. Research and development expenses were $33.9 million, $32.7 million and $31.6 million in fiscal year 2009, 2010 and 2011, respectively, representing 13%, 15% and 15% of total revenue, respectively. Research and development expenses decreased $1.2 million, or 3%, from fiscal year 2009 to 2010 and $1.1 million, or 4%, from fiscal year 2010 to 2011. In absolute dollars, the decrease in fiscal year 2010, when compared to fiscal year 2009, was primarily attributable to restructuring and other cost cutting initiatives put in place in fiscal year 2010, offset in part by increases in stock-based compensation expense. In absolute dollars, the decrease in fiscal year 2011, when compared to fiscal year 2010, was primarily attributable to restructuring and other cost cutting initiatives put in place in the second half of fiscal year 2010 and first quarter of fiscal 2011. In absolute dollar terms, we expect research and development expenses to remain generally flat or slightly increase in the near term.

General and Administrative. General and administrative expenses consist primarily of salaries, bonuses, payroll taxes and benefits and certain non-allocable administrative costs, including legal and accounting fees and bad debts. General and administrative expenses were $15.8 million, $16.6 million and $15.9 million in fiscal year 2009, 2010 and 2011, respectively, representing 6%, 7% and 7% of total revenue, respectively. General and administrative expenses increased $0.8 million, or 5%, from fiscal year 2009 to 2010 and decreased $0.7 million, or 4%, from fiscal year 2010 to 2011. In absolute dollars, the increase in general and administrative expenses in fiscal year 2010, when compared to fiscal year 2009, was primarily attributable to an increase in stock-based compensation expense and fluctuations in foreign currency exchange rates, all partially offset by restructuring and other cost cutting initiatives put in place in fiscal year 2010. In absolute dollars, the decrease in general and administrative expenses in fiscal year 2011, when compared to fiscal year 2010, was primarily attributable to restructuring and other cost cutting initiatives put in place in the second half of fiscal year 2010 and first quarter of fiscal 2011 and a decrease in bad debt expenses, all partially offset by an increase in stock-based compensation expense and fluctuations in foreign currency exchange rates. We expect general and administrative expenses to remain generally flat or slightly increase in the near term.

Amortization of Intangible Assets. In connection with our merger in March 2006, and to a lesser extent a small technology acquisition in October 2006, we have recorded $299.5 million in identifiable intangible assets, reduced by amortization totaling $185.0 million as of January 31, 2011. For each of the fiscal years ended January 31, 2009, 2010 and 2011, amortization expense was predominantly due to the identifiable intangible assets recorded in connection with the merger. Assuming there are no impairments and no acquisitions, we expect to record $9.2 million in amortization expense in each of the next five fiscal quarters, $9.1 million in amortization expense in each of the seven fiscal quarters following thereafter and $3.9 million in amortization expense in the first quarter of fiscal 2015.

Restructuring, Acquisition and Other Charges. In connection with our restructuring plans put in place in October 2008, April 2009, September 2009, December 2009, January 2010, March 2010 and February 2011, and to a lesser extent, severance and other employee related costs, sponsor fees and other charges which are not part of ongoing operations, we recorded $6.1 million, $7.8 million and $5.3 million in restructuring, acquisition and other charges in the fiscal years ended January 31, 2009, 2010 and 2011, respectively. Restructuring, acquisition and other charges for the fiscal years ended January 31, 2009, 2010 and 2011 are categorized as follows (in thousands):

	Fiscal Years Ended January 31,
	2009	2010	2011
Sponsor fees, administration fees and other costs related to the Merger and the issuance of debt	$1,211	$1,226	$1,238
Restructuring charges consisting principally of severance, payroll taxes and other employee benefits, facilities closures and legal and other miscellaneous costs (1)	2,215	5,579	2,272
Other redundancy costs not related to our restructuring plans including severance and other employee related costs, costs to establish or liquidate entities, and other miscellaneous costs not part of ongoing operations	2,651	991	1,822

Total restructuring, acquisition and other charges	$6,077	$7,796	$5,332

(1)	See Note 4(b) of notes to our consolidated financial statements for additional information related to our restructuring plans.

Goodwill Impairment and Adjustments. In the fourth quarter of fiscal year 2009, we performed our annual goodwill impairment testing on our single reporting unit as described in further detail in Note 3(a) of notes to our consolidated financial statements. As a result of the testing, we recorded a non-cash goodwill impairment charge of $326.7 million in fiscal year 2009. We had also completed this test during the fourth quarters of fiscal year 2010 and fiscal year 2011, and did not record an impairment loss on goodwill in either of those periods.

In the second quarter of fiscal 2011, we corrected certain immaterial errors related to acquisition purchase accounting allocations and tax reserves that resulted in recording adjustments to goodwill totaling $1.4 million. See Notes 1(c) “Correction of Immaterial Errors” and 4(a) “Goodwill” of notes to our consolidated financial statements for further details regarding the correction of immaterial errors and the resulting goodwill adjustments.

Other Income (Expense)

The following table summarizes total other income (expense) for the periods indicated:

	Fiscal Years Ended January 31,			Fiscal Year 2010 vs. 2009 Increase (Decrease)		Fiscal Year 2011 vs. 2010 Increase (Decrease)
	2009	2010	2011	In Dollars	In %	In Dollars	In %
	(dollars in thousands)
Other income (expense):
Interest income	$1,498	$437	$212	$(1,061)	(71)%	$(225)	(51)%
Gain (loss) on early extinguishment of debt	8,707	4,602	(243)	(4,105)	(47)%	(4,845)	(105)%
Interest expense	(41,222)	(33,048)	(24,633)	8,174	(20)%	8,415	(25)%
Change in fair value of derivative instrument	2,639	4,277	1,616	1,638	62%	(2,661)	(62)%
Amortization and write-off of debt issuance cost	(2,070)	(2,158)	(1,857)	(88)	4%	301	(14)%

Total other income (expense)	$(30,448)	$(25,890)	$(24,905)	$4,558	(15)%	$985	(4)%

Percentage of total revenue	(11)%	(12)%	(11)%

Interest Income. Interest income was $1.5 million, $0.4 million and $0.2 million in fiscal year 2009, 2010 and 2011, respectively, representing decreases of $1.1 million, or 71%, in fiscal year 2010, when compared to fiscal year 2009, and $0.2 million, or 51%, in fiscal year 2011, when compared to fiscal year 2010. The decreases in fiscal year 2010, when compared to fiscal year 2009, and in fiscal year 2011, when compared to fiscal year 2010, were principally due to lower yields on interest-bearing accounts and decreases in cash balances resulting from paying down debt, partially offset by increases in cash balances resulting from the accumulation of free cash flows from operations and $65.0 million in borrowings under the revolving term credit facility obtained late in the third quarter of fiscal 2009.

Gain (Loss) On Early Extinguishment of Debt. In the fiscal years ended January 31, 2009 and 2010, we recorded gains on the early extinguishment of debt totaling $8.7 million and $4.6 million, respectively. In the fiscal year ended January 31, 2011, we recorded a loss on the early extinguishment of debt totaling $0.2 million. All early extinguishments of debt for all periods followed authorization of our Board of Directors to repurchase our senior subordinated notes. See Note 9 of notes to our consolidated financial statements for additional information related to our debt.

Interest Expense. We recorded interest expense totaling $41.2 million, $33.0 million and $24.6 million in the fiscal years ended January 31, 2009, 2010 and 2011, respectively, in connection with the merger in the first fiscal quarter of 2007 and our borrowings of $400.0 million in a senior secured term credit facility and an additional $200.0 million in senior subordinated notes, and an additional $65.0 million in borrowings under the revolving credit facility obtained late in the third quarter of fiscal year 2009, all partially offset by principal payments on the senior secured term credit facility of $0.0 million, $2.0 million and $2.0 million, respectively, principal payments on the senior subordinated notes of $32.6 million, $24.4 million and $8.7 million, respectively, and principal payments on the revolving credit facility of $0.0 million, $0.0 million and $30.0 million, respectively. Assuming we do not paydown principal on the extended facilities, we will incur incremental interest expense of approximately $1.0 million per quarter going forward in connection with the amended and restated senior secured credit agreement effective March 2, 2011, where interest rate margins were increased by 200 basis points for the extended facilities. See Note 9 of notes to our consolidated financial statements for additional information related to our debt.

Change in Fair Value of Derivative Instrument. We used an interest rate swap as part of our interest rate risk management strategy and to comply with certain requirements of our senior secured credit agreement. In the second fiscal quarter ended July 31, 2006, we entered into an interest rate swap transaction to effectively convert the variable interest rate on a portion of the $400.0 million senior secured term loan to a fixed rate. The swap, which expired on April 10, 2010, was recorded on the balance sheet at fair value. The swap was not designated as an accounting hedge, and accordingly, changes in the fair value of the derivative were recognized in the statement of operations. The notional amount of the swap was $250.0 million initially declining over time to $126.0 million at the time the swap transaction expired on April 10, 2010. Under the terms of the swap, we made interest payments based on a fixed rate equal to 5.38% and received interest payments based on the LIBOR setting rate, set in arrears. In fiscal year 2009 and 2010, we recorded $2.6 million and $4.3 million, respectively, in income related to the changes in the fair value of the derivative. We did not enter into a similar interest rate swap during fiscal year 2011 and do not expect to enter into a similar interest rate swap in the future.

Amortization and Write-Off of Debt Issuance Costs. In connection with the merger, we recorded $16.1 million in debt issuance costs, reduced by accumulated amortization totaling $10.6 million as of January 31, 2011. In fiscal year 2009, 2010 and 2011, we recorded amortization and write-off of debt issuance costs totaling $2.1 million, $2.2 million and $1.9 million, respectively. The write-offs of unamortized debt issuance costs in fiscal year 2009, 2010 and 2011 associated with the early extinguishment of the senior subordinated notes totaled $0.7 million, $0.4 million, and $0.1 million, respectively. The write-offs were recorded as an addition to amortization of debt issuance costs. See Note 9 of notes to our consolidated financial statements for additional information related to our debt.

Income Tax Benefit

The following table summarizes total income tax benefit for the periods indicated:

	Fiscal Years Ended January 31,			Fiscal Year 2010 vs. 2009 Increase (Decrease)		Fiscal Year 2011 vs. 2010 Increase (Decrease)
	2009	2010	2011	In Dollars	In %	In Dollars	In %
	(dollars in thousands)
Income tax benefit:
Total income tax benefit	$(11,424)	$(18,705)	$(12,437)	$(7,281)	64%	$6,268	(34)%

Percentage of total revenue	(4)%	(8)%	(6)%

Income Taxes. Income tax benefits of $11.4 million, $18.7 million and $12.4 million were recorded in fiscal year 2009, 2010 and 2011, respectively, representing effective income tax benefit rates of 3%, 59% and 57%, respectively. The effective income tax benefit rate increased to 59% in fiscal year 2010 from 3% in fiscal year 2009 primarily as a result of the goodwill impairment charge in fiscal year 2009 (33%), and to a lesser extent, lower tax rates in non-U.S. jurisdictions (7%), the release of a reserve for uncertain tax positions (8%) and the expected benefits from U.S. research and experimentation tax credits (1%). The effective income tax benefit rate decreased to 57% in fiscal year 2011 from 59% in fiscal year 2010 primarily due to the goodwill impairment charge in fiscal 2011 (2%) as well as the impact of permanently reinvested foreign earnings (10%) offset by benefits including U.S. research and experimentation tax credits (1%), state taxes (1%), the reversal of a reserve for uncertain tax positions (3%), the domestic manufacturing deduction (3%) and other individual immaterial items (2%).

Liquidity and Capital Resources

Cash and, Cash Equivalents. Since our inception, we have financed our operations and met our capital expenditure requirements through cash flows from operations. As of January 31, 2011, we had $126.4 million in cash and cash equivalents.

Net Cash Provided by Operating Activities. Cash flows provided by operating activities were $36.5 million, $38.8 million and $46.0 million in fiscal year 2009, 2010 and 2011, respectively. In fiscal year 2009, our cash flows provided by operating activities exceeded net loss principally due to the inclusion of non-cash expenses in net loss and a decrease in trade accounts receivable, all partially offset by interest payments on the term credit facility and senior subordinated notes totaling $42.2 million, income tax payments net of refunds totaling $5.0 million and cash collections in advance of revenue recognition for maintenance contracts. In fiscal year 2010, our cash flows provided by operating activities exceeded net loss principally due to the inclusion of non-cash expenses in net loss, a decrease in trade accounts receivable and an increase in accrued expenses, all partially offset by interest payments on the term credit facility and senior subordinated notes totaling $33.5 million, income tax payments net of refunds totaling $11.3 million and cash collections in advance of revenue recognition for maintenance contracts. In fiscal year 2011, our cash flows provided by operating activities exceeded the net loss principally due to the inclusion of non-cash expenses in the net loss and a decrease in trade accounts receivable, all partially offset by interest payments on the term credit facility and senior subordinated notes totaling $25.2 million and income tax payments net of refunds totaling $11.0 million. Non-cash expenses and income included in the net loss consisted of amortization of intangible assets, amortization of deferred stock-based compensation, gains and losses on the early extinguishment of debt, net deferred income taxes, depreciation expense and fair market value adjustments on the interest rate swap for all periods, goodwill impairment in fiscal years 2009 and 2011 only, and impairment of other intangibles in fiscal year 2010 only.

Net Cash Used in Investing Activities. Net cash used in investing activities was $11.7 million, $4.7 million and $2.8 million in fiscal year 2009, 2010 and 2011, respectively. In fiscal year 2009, cash used in investing activities related principally to capitalized software totaling $5.8 million, the purchase of computer equipment and office furniture and equipment totaling $3.9 million and acquisition related costs paid totaling $1.9 million primarily related to Projity. In fiscal year 2010, cash used in investing activities related principally to capitalized software totaling $3.6 million, the purchase of computer equipment and office furniture and equipment totaling $0.8 million and acquisition related costs paid totaling $0.4 million related to Projity. In fiscal year 2011, cash used in investing activities related principally to the purchase of computer equipment and office furniture and equipment totaling $2.4 million and capitalized software totaling $0.4 million.

Net Cash Provided by (Used in) Financing Activities. Net cash provided by (used in) financing activities was $39.6 million, $(22.7) million and $(41.3) million in fiscal year 2009, 2010 and 2011, respectively. In fiscal year 2009, net cash provided by financing activities principally related to borrowings under our revolving term credit facility totaling $65.0 million, all partially offset by the repurchase of our senior subordinated notes totaling $23.9 million, and to a lesser extent, the repurchase of option rights under our employee stock option plan totaling $1.4 million and the repurchase of common stock under stock repurchase plans totaling $0.2 million. In fiscal year 2010, net cash used in financing activities principally related to the repurchase of our senior subordinated notes totaling $19.8 million, the payment of principal on the senior secured term loan totaling $2.0 million, and to a lesser extent, the repurchase of option rights under our employee stock option plan totaling $0.7 million and the repurchase of common stock under stock repurchase plans totaling $0.2 million. In fiscal year 2011, net cash used in financing activities principally related to the payment of principal on our revolving term credit facility totaling $30.0 million, the repurchase of our senior subordinated notes totaling $8.9 million, the payment of principal on the senior secured term loan totaling $2.0 million, and to a lesser extent, the repurchase of common stock totaling $0.3 million.

Contractual Obligations and Commitments

After consummation of the acquisition transactions, we are highly leveraged. As of January 31, 2011, we had outstanding $485.3 million in aggregate indebtedness. Our liquidity requirements are significant, primarily due to debt service requirements. Our cash interest expense for the fiscal year ended January 31, 2011 was $25.2 million.

The following is a summary of our various contractual commitments as of January 31, 2011, including non-cancelable operating lease agreements for office space that expire between calendar years 2011 and 2018. All periods start from February 1, 2011.

	Payments Due by Period (2)
	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
	(in thousands)
Operating lease obligations	$7,499	$2,954	$1,694	$1,120	$1,681
Credit Facility:
Senior secured term loan due March 10, 2013	124,899	7,500	117,399	—	—
Senior secured term loan due March 10, 2016	191,101	—	—	—	191,101
Revolving term credit facility due March 10, 2012	25,667	—	25,667	—	—
Revolving term credit facility due March 10, 2015	9,333	—	—	9,333	—
Senior subordinated notes due March 15, 2016	134,265	—	—	—	134,265
Scheduled interest on debt (1)	121,876	26,094	48,253	44,760	2,769

	$614,590	$36,548	$193,013	$55,213	$329,816

(1)

Scheduled interest on debt is calculated through the instruments due date and assumes no principal paydowns or borrowings. Scheduled interest on debt includes the seven year senior secured term loan due March 10, 2013 at an annual rate of 2.30344%, which is the rate in effect as of March 2, 2011, the seven year senior secured term loan with an extended due date of March 10, 2016 at an annual rate of 4.30344%, which is the rate in effect as of March 2, 2011, the partially drawn six year revolving term credit facility due March 10, 2012 at an annual rate of 2.30344%, which is the rate in effect as of March 2, 2011, the partially drawn six year revolving term credit facility with an extended due date of March 10, 2015 at an annual rate of 4.30344%, which is the rate in effect as of March 2, 2011, the commitment fee on the unutilized amount of the six year revolving term credit facility due March 10, 2012 at the stated annual rate of 0.5%, and the ten year senior subordinated notes due March 15, 2016 at the stated annual rate of 10.375%.

(2)	This table excludes the company’s unrecognized tax benefits totaling $2.9 million as of January 31, 2011 since the company has determined that the timing of payments with respect to this liability cannot be reasonably estimated.

Acquisitions. The aggregate amount of cash paid relating to acquisitions during the fiscal year ended January 31, 2009 was $1.9 million and consisted of $1.8 million related to our acquisition of Projity, Incorporated in September 2008, net of cash received, and $0.1 million related to our acquisition of Data Scientific Corp. in March 2006. The aggregate amount of cash paid relating to acquisitions during the fiscal year ended January 31, 2010 was $0.4 million in connection with our acquisition of Projity, Incorporated in September 2008. There were no cash payments relating to acquisitions during the fiscal year ended January 31, 2011. See Notes 1(b) and 5 of notes to our consolidated financial statements for additional information related to acquisition related activities, which have affected our liquidity.

Off-Balance Sheet Arrangements. As part of our ongoing operations, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of January 31, 2011, we are not involved in any unconsolidated SPE transactions.

Senior Secured Credit Agreement

In connection with the consummation of the merger, we entered into a senior secured credit agreement pursuant to a debt commitment we obtained from affiliates of the initial purchasers of our senior subordinated notes.

General. The borrower under the senior secured credit agreement initially was Spyglass Merger Corp. and immediately following completion of the merger became Serena. The senior secured credit agreement originally provided for (1) a seven-year term loan in the amount of $400.0 million, amortizing at a rate of 1.00% per year on a quarterly basis for the first six and three-quarter years after the closing date of the acquisition transactions, with the balance payable at maturity, and (2) a six-year revolving credit facility that permits loans in an aggregate amount of up to $75.0 million, which includes a letter of credit facility and a swing line facility. In addition, subject to certain terms and conditions, the senior secured credit agreement provides for one or more uncommitted incremental term loan or revolving credit facilities in an aggregate amount not to exceed $150.0 million. Proceeds of the term loan on the initial borrowing date were used to partially finance the merger, to refinance certain indebtedness of Serena and to pay fees and expenses incurred in connection with the merger. Proceeds of the revolving credit facility have been, and any incremental facilities will be, used for working capital and general corporate purposes of the borrower and its restricted subsidiaries.

Amended and Restated Senior Secured Credit Agreement. On March 2, 2011 we entered into an amendment to our senior secured credit agreement to extend the final maturity date for the repayment of a portion of outstanding term loans, extend the commitment termination date of the commitments for a portion of the revolving credit facility and provide for additional flexibility in the financial covenants under the senior secured credit agreement. As a result of the amendment, $191.1 million of the existing term loans were extended and will mature on March 10, 2016 (the “extended term loans”), and $20.0 million of the existing revolving credit commitments were extended and will terminate on March 10, 2015 (the “extended revolving credit commitments”). The $124.9 million of the existing term loans that were not extended (the “non-extended term loans”), and the $55.0 million of the existing revolving credit commitments that were not extended (the “non-extended revolving credit commitments”) will continue to mature on March 10, 2013 and March 10, 2012, respectively. We refer to the extended term loans and extended revolving credit commitments collectively as the “extended facilities,” and the non-extended term loans and non-extended credit commitments collectively as the

“non-extended facilities.” As a result of the amendment, the interest rate margins were increased by 200 basis points for the extended facilities. In addition, the maximum total leverage ratio will step up to 5.50x through the test periods ending on July 31, 2012 and will step down to 5.00x thereafter for both the extended facilities and non-extended facilities. After giving effect to the amendment, the aggregate principal amount outstanding under the senior secured credit agreement did not change. In connection with the amendment, Lehman Commercial Paper Inc. resigned as administrative agent, collateral agent, swingline lender and letter of credit issuer under the senior secured credit agreement and was replaced by Barclays Bank PLC.

Interest Rates and Fees. The $400.0 million term loan, of which $316.0 million was outstanding as of January 31, 2011, bears interest at a rate equal to three-month LIBOR plus 2.00%. That rate was 2.30344% as of January 31, 2011. The revolving term credit facility, of which $35.0 million was outstanding as of January 31, 2011, bears interest at a rate equal to three-month LIBOR plus 2.00%. That rate was 2.30344% as of January 31, 2011. More generally, the loans under the senior secured credit agreement bear interest, at the option of the borrower, at the following:

•	a rate equal to the London Interbank Offered Rate, or LIBOR, plus an applicable margin of (1) 2.00% with respect to the term loan and (2) 2.00% with respect to the revolving credit facility or

•

the alternate base rate, which is the higher of (1) the corporate base rate of interest announced by the administrative agent and (2) the Federal Funds rate plus 0.50%, plus, in each case, an applicable margin of (a) 1.25% with respect to the term loan and (b) 1.25% with respect to the revolving credit facility.

The revolving credit facility bears an annual commitment fee of 0.5% on the undrawn portion of that facility commencing on the date of execution and delivery of the senior secured credit agreement. As a result of our borrowing $65.0 million under the revolving credit facility in the fiscal quarter ended October 31, 2008 and Lehman Commercial Paper, Inc., or LCPI, becoming a defaulting lender due to its failure to fund its portion of the loan commitment, the annual commitment fee of 0.50% was not payable pursuant to the terms of the senior secured credit agreement until April 2010, when we repaid $30 million under the revolving credit facility. In connection with the amendment of our senior secured credit agreement in March 2011, Barclays Bank PLC assumed LCPI’s revolving credit commitment of $10.0 million, which revived the applicable revolving credit commitment and resulted in total non-extended and extended revolving credit commitments of $75.0 million.

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

In the fiscal year ended January 31, 2011, we made a mandatory principal payment totaling $2 million on the senior secured term loan and a voluntary principal payment totaling $30 million on the revolving term credit facility. In the fiscal quarter ended April 30, 2011, we made a mandatory principal payment in the amount of $7.5 million under the term loan, which was applied against the outstanding principal balance of the non-extended term loans on a pro rata basis.

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

Senior Subordinated Notes

As of January 31, 2011, we have outstanding $134.3 million principal amount of senior subordinated notes, bearing interest at a rate of 10.375%, payable semi-annually on March 15 and September 15, and maturing on March 15, 2016. Each of our domestic subsidiaries that guarantees the obligations under our senior secured credit agreement will jointly, severally and unconditionally guarantee the notes on an unsecured senior subordinated basis. As of the date of this report, we do not have any domestic subsidiaries and, accordingly, there are no guarantors on such date. The notes are our unsecured, senior subordinated obligations, and the guarantees, if any, will be unsecured, senior subordinated obligations of the guarantors. The notes are subject to redemption at our option under terms and conditions specified in the indenture related to the notes, and may be redeemed at the option of the holders at 101% of their face amount, plus accrued and unpaid interest, upon certain change of control events.

In the fiscal year ended January 31, 2009, we repurchased, in eight separate privately negotiated transactions, an aggregate of $32.6 million of principal amount of our original outstanding $200.0 million senior subordinated notes. In the fiscal year ended January 31, 2010, we repurchased, in six separate privately negotiated transactions, an aggregate of $24.4 million of principal amount of our original outstanding $200.0 million senior subordinated notes. In the fiscal year ended January 31, 2011, we repurchased, in two separate privately negotiated transactions, an aggregate of $8.7 million of principal amount of our original outstanding $200.0 million senior subordinated notes. These repurchases resulted in gains of $8.7 million and $4.6 million from the extinguishment of debt in the fiscal years ended January 31, 2009 and 2010, respectively, and a loss of $0.2 million from the extinguishment of debt in the fiscal year ended January 31, 2011. We may from time to time repurchase our senior subordinated notes in open market or privately negotiated purchases or otherwise.

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

In addition, under our senior secured credit agreement, we are required to satisfy and maintain specified financial ratios and other financial condition tests, including minimum interest coverage ratio and a maximum total leverage ratio. We were in compliance with all of the covenants under the secured credit agreement and indenture as of January 31, 2011. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet those ratios and tests in the future. A breach of any of these covenants would result in a default (which, if not cured, could mature into an event of default) and in certain cases an immediate event of default under our senior secured credit agreement. Upon the occurrence of an event of default under our senior secured credit agreement, all amounts outstanding under our senior secured credit agreement could be declared to be (or could automatically become) immediately due and payable and all commitments to extend further credit could be terminated.

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

The following is a reconciliation of net loss, a GAAP measure of our operating results, to Adjusted EBITDA as defined in our debt agreements.

	Fiscal Years Ended January 31,
	2009	2010	2011
Net loss (1)	$(339,506)	$(13,022)	$(9,556)
Interest expense (income), net (2)	30,448	25,890	24,905
Income tax benefit	(11,424)	(18,705)	(12,437)
Depreciation and amortization expense (3)	74,740	86,392	77,120
Goodwill impairment and adjustments	326,677	—	1,433

EBITDA	80,935	80,555	81,465
Deferred maintenance writedown (1)	759	136	92
Restructuring, acquisition and other charges (4)	6,077	7,796	5,332

Adjusted EBITDA (1)	$87,771	$88,487	$86,889

(1)	Net loss for the periods presented includes the deferred maintenance step-down associated with the merger in the first quarter of fiscal year 2007. This unrecognized maintenance revenue is added back in calculating Adjusted EBITDA for purposes of the indenture governing the senior subordinated notes and the senior secured credit agreement.
(2)	Interest expense (income), net includes interest income, interest expense, the change in the fair value of derivative instruments, amortization and write-off of debt issuance costs and gains and losses on early extinguishment of debt.
(3)	Depreciation and amortization expense includes depreciation of fixed assets, amortization of leasehold improvements, amortization of acquired technologies, amortization and impairment of other intangible assets, and amortization of stock-based compensation. In the fiscal year ended January 31, 2010, stock-based compensation includes unusual and non-recurring charges associated with the repurchase of stock options in connection with the tender offer that we completed during the quarter ended October 31, 2009. See Note 6 of notes to our consolidated financial statements for additional information related to stock-based compensation.
(4)	Restructuring, acquisition and other charges include employee payroll, severance and other employee related costs associated with transitional activities that are not expected to be part of our ongoing operations, and travel and other direct costs associated with our merger in March 2006. See Note 4(b) of notes to our consolidated financial statements for additional information related to acquisition-related and restructuring charges.

Our covenant requirements and ratios for the fiscal year ended January 31, 2011 are as follows. (Note that this table is given as of January 31, 2011 and so does not reflect the March 2011 amendment and restatement of our senior secured credit agreement.)

	Covenant requirement	Serena ratio
Senior secured credit agreement (1)
Minimum Adjusted EBITDA to consolidated interest expense ratio	2.00x	3.48x
Maximum consolidated total debt to Adjusted EBITDA ratio	5.00x	4.19x
Senior subordinated notes (2)
Minimum Adjusted EBITDA to fixed charges ratio required to incur additional debt pursuant to ratio provisions	2.00x	3.07x

(1)	Our senior secured credit agreement requires us to maintain a rolling four fiscal quarters consolidated Adjusted EBITDA to consolidated interest expense ratio of a minimum of 2.00x. Consolidated interest expense is defined in the senior secured credit agreement as consolidated cash interest expense less cash interest income and is further adjusted for certain non-cash interest expenses and other items. We are also required to maintain a rolling four fiscal quarters consolidated total debt to consolidated Adjusted EBITDA ratio of a maximum of 5.00x. Under the terms of the amended and restated senior secured credit agreement, the maximum total leverage ratio will step up to 5.50x through the test period ending on July 31, 2012 and will step down to 5.00x thereafter. Consolidated total debt is defined in the senior secured credit agreement as total debt other than certain indebtedness and is reduced by the amount of cash and cash equivalents on our consolidated balance sheet in excess of $5.0 million. As of January 31, 2011, our consolidated total debt as defined was $363.9 million, consisting of total debt other than certain indebtedness totaling $485.3 million, net of cash and cash equivalents in excess of $5.0 million totaling $121.4 million. Failure to satisfy these ratio requirements would constitute a default under the senior secured credit agreement. If our lenders failed to waive any such default, our repayment obligations under the senior secured credit agreement could be accelerated, which would also constitute a default under the indenture governing the senior subordinated notes.
(2)	Our ability to incur additional debt and make certain restricted payments under the indenture governing the senior subordinated notes, subject to specified exceptions, is tied to an Adjusted EBITDA to fixed charges ratio of at least 2.0x, except that we may incur certain debt and make certain restricted payments and certain permitted investments without regard to the ratio, such as our ability to incur up to an aggregate principal amount of $541.0 million under our senior secured credit agreement (which amount represents the total amount of borrowings originally committed or available under our senior secured credit agreement less $84.0 million of principal prepayments), to acquire persons engaged in a similar business that become restricted subsidiaries and to make other investments equal to the greater of $25.0 million or 2% of our consolidated assets. Fixed charges is defined in the indenture governing the senior subordinated notes as consolidated interest expense less interest income, adjusted for acquisitions, and further adjusted for non-cash interest expense.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We do not use derivative financial instruments in our investment portfolio and have no foreign exchange contracts. Our financial instruments consist of cash and cash equivalents, trade accounts receivable, accounts payable, term loan and secured indebtedness. We consider investments in highly liquid instruments purchased with an original maturity of 90 days or less to be cash equivalents. All of our cash equivalents principally consist of money market funds, and are classified as available-for-sale as of January 31, 2011. We are subject to interest rate risk on the variable interest rate of the unhedged portion of the secured term loan. Effective with the expiration of our interest rate swap contract on April 10, 2010, no portion of our variable interest rate secured term loan is hedged and management currently does not intend to enter into any swap contract to hedge any portion of the variable interest rate secured term loan. We do not believe that a hypothetical 25% fluctuation in the variable interest rate would have a material impact on our consolidated financial position or results of operations.

Interest Rate Risk. Historically, our exposure to market risk for changes in interest rates relates primarily to our short and long-term investments and short and long-term debt obligations.

As of January 31, 2011, we had $316.0 million of debt under our senior secured credit agreement. A 1% increase in these floating rates would increase annual interest expense by $3.2 million.

Under our senior secured credit agreement, we were required, within 90 days after the closing date, to fix the interest rate of at least 50% of the aggregate principal amount of indebtedness under our term loan through swaps, caps, collars, future or option contracts or similar agreements. We were also required to maintain this interest rate protection for a minimum of two years.

Consequently, in the second fiscal quarter ended July 31, 2006, we entered into an interest rate swap transaction to effectively convert the variable interest rate on a portion of the $400.0 million senior secured term loan to a fixed rate. The swap, which expired on April 10, 2010, was recorded on the balance sheet at fair value. The swap was not designated as an accounting hedge and, accordingly, changes in the fair value of the derivative were recognized in the consolidated statement of operations. The notional amount of the swap was $250.0 million initially and amortized down over time to $126.0 million at the time the swap transaction expired on April 10, 2010. Under the terms of the swap, we made interest payments based on a fixed rate equal to 5.38% and received interest payments based on the LIBOR setting rate, set in arrears. In the fiscal years ended January 31, 2009 and 2010, we recorded income totaling $2.6 million and $4.3 million, respectively, related to the changes in the fair value of the derivative. We did not enter into a similar interest rate swap in fiscal year 2011 and do not expect to enter into a similar interest rate swap in the future.

Foreign Exchange Risk. Sales to foreign countries accounted for approximately 34%, 32% and 33% of the total sales in the fiscal years ended January 31, 2009, 2010 and 2011, respectively. Because we invoice certain foreign sales in currencies other than the United States dollar, predominantly the British pound sterling and euro, and do not hedge these transactions, fluctuations in exchange rates could adversely affect the translated results of operations of our foreign subsidiaries. Therefore, foreign exchange fluctuations could create a risk of significant balance sheet gains or losses on our consolidated financial statements. In addition, in the past several years we have benefited from the weakness of the U.S. dollar against other currencies, increasing our net revenues derived from international operations. In more recent quarters, the United States dollar appreciated against these foreign currencies, negatively affecting our net revenues. If the U.S. dollar strengthens against foreign currencies, our future net revenues could be adversely affected. However, given our foreign subsidiaries’ net book values as of January 31, 2011 and net cash flows for the most recent fiscal year ended January 31, 2011, we do not believe that a hypothetical 25% fluctuation in foreign currency exchange rates would have a material impact on our consolidated financial position or results of operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS

Our financial statements required by this item are submitted as a separate section of this Form 10-K. See Item 15(a)1 for a listing of financial statements provided in the section titled, “Index to Consolidated Financial Statements.”

SUPPLEMENTARY DATA

Selected Quarterly Financial Data

The following tables set forth quarterly unaudited supplementary data for each of the years in the two-year period ended January 31, 2011. The tables should be read in conjunction with the Consolidated Financial Statements and Notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this annual report on Form 10-K.

	Fiscal 2011
	Quarter Ended				Year Ended Jan. 31, (1)
	Apr. 30,	Jul. 31, (1)	Oct. 31,	Jan. 31,
	(in thousands)
Revenue	$51,625	$50,264	$52,892	$59,605	$214,386
Cost of revenue	16,055	15,537	16,432	16,747	64,771
Gross profit	35,570	34,727	36,460	42,858	149,615
Operating expenses	37,993	34,832	35,241	38,637	146,703
Operating (loss) income	(2,423)	(105)	1,219	4,221	2,912
Loss before income taxes	(8,380)	(6,504)	(5,342)	(1,767)	(21,993)
Income tax benefit	(4,219)	(3,008)	(4,628)	(582)	(12,437)
Net loss	(4,161)	(3,496)	(714)	(1,184)	(9,556)

	Fiscal 2010
	Quarter Ended				Year Ended Jan. 31, (2)
	Apr. 30,	Jul. 31,	Oct. 31,	Jan. 31, (2)
	(in thousands)
Revenue	$52,784	$55,181	$55,929	$60,120	$224,014
Cost of revenue	18,334	18,216	17,923	23,944	78,417
Gross profit	34,450	36,965	38,006	36,176	145,597
Operating expenses	38,475	36,481	38,552	37,926	151,434
Operating (loss) income	(4,025)	484	(546)	(1,750)	(5,837)
Loss before income taxes	(9,132)	(6,576)	(7,399)	(8,620)	(31,727)
Income tax benefit	(4,317)	(5,081)	(1,730)	(7,577)	(18,705)
Net loss	(4,815)	(1,495)	(5,669)	(1,043)	(13,022)

(1)	Included in operating expenses is a goodwill impairment charge in the second fiscal quarter ended July 31, 2010 totaling $1.4 million.
(2)	Included in cost of revenue is an impairment charge on certain capitalized software related to our on-demand application services in the fourth fiscal quarter ended January 31, 2010 totaling $6.8 million.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, with the assistance of senior management personnel, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of January 31, 2011. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual and quarterly reports filed under the Exchange Act. Based on this evaluation, and subject to the limitations described below, our Chief

Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of January 31, 2011.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 15d-15(f) of the Exchange Act) for our company. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, and subject to the limitations described below, management has concluded that our internal control over financial reporting was effective as of January 31, 2011.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended January 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors are as follows:

Name	Age	Position	Director Since
Executive Officers:
John Nugent	54	President, Chief Executive Officer and Director	2009
Robert I. Pender, Jr.	53	Senior Vice President, Finance and Administration, and Chief Financial Officer
David Hurwitz	50	Senior Vice President, Worldwide Marketing
Kamran Kheirolomoom	56	Senior Vice President, SBM Business Unit
Edward Malysz	51	Senior Vice President, General Counsel and Secretary
Non-Executive Directors:
John A. Swainson	56	Chairman of the Board of Directors	2011
L. Dale Crandall	69	Director	2007
Timothy Davenport	55	Director	2008
Elizabeth Hackenson	50	Director	2006
George Kadifa	52	Director	2010
Todd Morgenfeld	39	Director	2009
Douglas D. Troxel	66	Director	1980

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

Kamran Kheirolomoom has served as our Senior Vice President, SBM Business Unit since May 2010. From January 2006 until May 2010, Mr. Kheirolomoom served as the Managing Partner of Powershift Partners, a strategic advisory firm specializing in on-demand and services opportunities, which he co-founded in 2006. From March 2003 until March 2005, Mr. Kheirolomoom served as Chairman and Chief Executive Officer of Apptero, Inc., a business application planning software company, which was acquired by Serena in March 2005. From March 1999 to February 2002, Mr. Kheirolomoom served as President and Chief Executive Officer of Kronicle/Avinon, Inc., a web services application software company. From October 1996 to June 1997, Mr. Kheirolomoom served as President of Mosaix, Inc., a customer interaction software company. From March 1986 to May 1996, Mr. Kheirolomoom served as Chairman and Chief Executive Officer of ViewStar Corporation, a provider of business process automation software and services, until its merger with Digital Systems, which together with ViewStar Corporation, became Mosaix Inc.

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

Non-Executive Directors

John A. Swainson has served as our Chairman of the board of directors since March 2011. Mr. Swainson is a Senior Advisor of Silver Lake, a private equity firm, which he joined in June 2010. Prior to joining Silver Lake, Mr. Swainson served as Chief Executive Officer of CA, Inc., an information technology management software company, from February 2005 to December 2009, as President and Chief Executive Officer-elect of CA, Inc. from November 2004 to February 2005, and as a director of the board of directors of CA, Inc. from November 2004 to December 2009. Prior to joining CA, Inc., Mr. Swainson served as Vice President of Worldwide Sales and Marketing of the Software Group of IBM from July 2004 through November 2004, and as General Manager of the Application Integration and Middleware division of IBM’s Software Group from 1997 to July 2004. Mr. Swainson is a member of the boards of directors of Assurant, Inc., Broadcom Corporation, Visa Inc., and Cadence Design Systems, Inc.

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

George Kadifa is a Director of Silver Lake, a private equity firm, which he joined in June 2007. From March 2005 to June 2007, Mr. Kadifa held various senior management positions at IBM, most recently as Vice President of Global Delivery at IBM Global Technology Services. From August 1999 to March 2005, Mr. Kadifa held senior management positions with Corio, Inc., including Chairman and Chief Executive Officer, prior to its acquisition by IBM. From August 1992 to August 1999, Mr. Kadifa served as Senior Vice President of the Industrial Sector at Oracle Corporation. Prior to August 1992, Mr. Kadifa served as a management consultant with Booz-Allen & Hamilton and a development manager with Xerox Corporation.

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

Board Composition and Governance

The composition of our board of directors is established by the terms of a stockholders agreement entered into by Spyglass Merger Corp., Silver Lake and certain investors affiliated with Silver Lake, referred to as the Silver Lake investors, and Mr. Troxel and certain investors affiliated with Mr. Troxel, referred to as the Troxel investors. Among other things, the stockholders agreement provides that, prior to any change of control event or initial public offering, our board of directors will be composed of the following persons:

•	our Chief Executive Officer,

•	Douglas D. Troxel and one other board member designated by the Troxel investors, who is currently Ms. Hackenson, and

•	the remaining board members designated by affiliates of Silver Lake, who are currently Messrs. Swainson, Crandall, Davenport, Kadifa and Morgenfeld.

Mr. Swainson serves as chairman of the board and presides over each meeting of the board of directors. We believe that the separation of the roles of chairman of the board and principal executive officer are appropriate for our company because of our ownership structure. We have established four committees of the board of directors, consisting of an audit committee, a compensation committee, a nominating committee and a strategic and operations committee. Our audit committee is comprised of Messrs. Crandall (chairperson), Davenport and Morgenfeld. Our compensation committee is comprised of Messrs. Swainson (chairperson), Morgenfeld and Troxel. Our nominating committee is comprised of Messrs. Troxel (chairperson) and Swainson and Ms. Hackenson. Our strategic and operations committee is comprised of Ms. Hackenson (chairperson) and Messrs. Davenport and Kadifa.

Our board of directors has determined that Messrs. Crandall and Davenport and Ms. Hackenson qualify as independent directors within the meaning of Nasdaq Marketplace Rule 5605(a).

Our board of directors has determined that Mr. Crandall qualifies as an audit committee financial expert within the meaning of Item 407(d)(5) of Regulation S-K. For information regarding the relevant experience of Mr. Crandall, see “Non-Executive Directors” above. Our board of directors has also determined that Messrs. Crandall and Davenport qualify as independent audit committee members within the meaning of Rule 10A-3 of the Securities Exchange Act of 1934 and Nasdaq Marketplace Rule 5605(c). Mr. Morgenfeld is not an independent audit committee member because of his affiliation with the Silver Lake investors, which hold a 67.2% equity interest in our company.

In accordance with the charter of our nominating committee, to the extent consistent with the stockholders agreement, our nominating committee will identify, recommend and recruit qualified candidates to fill new positions on the board of directors and will conduct the appropriate and necessary inquiries into the backgrounds and qualifications of possible candidates. In March 2011, Mr. Swainson was elected to serve as a director in accordance with the terms of the stockholders agreement.

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

Director Compensation

Our board of directors has adopted a cash and equity compensation program for directors who qualify as independent directors within the meaning of Nasdaq Marketplace Rule 5605(a). The cash compensation component of the program consists of an annual retainer of $40,000, annual retainers of $10,000 for the chairperson of the audit committee and $5,000 for each chairperson of the other committees of the board of directors, and annual retainers of $5,000 for each other member of the audit committee and $2,500 for each other member of the other committees of the board of directors, payable in equal installments on a quarterly basis. The equity compensation component of the program consists of an initial stock option grant to acquire 40,000 shares of our common stock under our 2006 Stock Incentive Plan, with an exercise price equal to the fair market value of the common stock on the date of grant and vesting over a three year period, and an initial award of 25,000 restricted stock units under our 2006 Stock Incentive Plan, with vesting in full on the third anniversary of the date of grant and formulaic vesting upon a change of control or an initial public offering. In addition, the equity compensation component of the program consists of an annual stock option grant to acquire 15,000 shares of common stock under the 2006 Stock Incentive Plan, with an exercise price equal to the fair market value of the common stock on the date of grant and vesting on the first anniversary of the date of grant. For a discussion regarding the 2006 Stock Incentive Plan and the type and terms of the equity awards under the plan, see Item 11, “Executive Compensation—Compensation Discussion and Analysis—Employment Agreements and Severance and Change of Control Benefits—2006 Stock Incentive Plan” below.

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

The compensation for our directors for fiscal year 2011 is shown in the table in Item 11, “Executive Compensation—Director Compensation.”

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This section discusses the principles underlying our executive compensation policies and decisions. It provides qualitative information regarding the manner in which compensation is earned by our executive officers and places in context the data presented in the tables below. In addition, we discuss the compensation paid or awarded during fiscal year 2011 to our chief executive officer (principal executive officer), our chief financial officer (principal financial officer), a former executive officer and three other executive officers who were our most highly compensated executive officers in fiscal year 2011. We refer to these six executive officers as our “Named Executive Officers.”

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

Our compensation program for executive officers, including the Named Executive Officers, is generally designed to reward the achievement of targeted financial goals. The compensation program is intended to reinforce the importance of performance and accountability at various operational levels, and a significant portion of total compensation is in both cash and stock-based compensation incentives that reward performance as measured against established corporate goals, such as EBITA in our annual operating plan. EBITA represents earnings before interest, taxes and amortization. Each element of our compensation program is reviewed individually and considered collectively with the other elements of our compensation program to ensure that it is consistent with the goals and objectives of both that particular element of compensation and our overall compensation program.

Elements of Our Executive Compensation Program

Overview

For fiscal year 2011, the principal elements of compensation for our executive officers included:

•	annual cash compensation consisting of base salary and performance-based incentive bonuses

•	long-term equity incentive compensation

•	health and welfare benefits

•	severance or change of control benefits

Annual Cash Compensation

For fiscal year 2011, our General Counsel developed recommendations regarding executive compensation based on the compensation survey data and proxy analysis described below and then reviewed the recommendations with our Chief Executive Officer. Our Chief Executive Officer, Chief Financial Officer and General Counsel presented and discussed the recommendations with our compensation committee. None of these executive officers had input into determining their own level of compensation. Our compensation committee then met in executive session to discuss management’s recommendations outside of the presence of management, and communicated its recommendations to our non-executive directors for their review, discussion and approval.

In assessing compensation for our executive officers, we used compensation survey data for a broad set of companies having a comparable business, size and complexity, and then compared the survey data to publicly available compensation data for a group of companies that we consider to be our peer group. We believe that the compensation practices of these companies provide us with appropriate benchmarks because these companies provide technology products and services and compete with us for executives and other employees. The survey data was derived from the Radford Executive Benchmark Survey, and included data relative to the overall software industry and certain industry segments defined by the survey company, including software companies with revenue from $200 million to $500 million, software companies with revenue from $200 million to $1 billion, and software companies comprising our peer group. The peer group was initially selected by management based on companies that compete with us in the same markets in which we sell our products, are within the software industry and of comparable size and complexity, or compete with us in recruiting executives and employees. Our compensation committee reviewed and provided input to management regarding the companies comprising the peer group. The proxy analysis was based on companies comprising our peer group, excluding those companies for which public information is not available. Because the proxy analysis was limited to publicly available information and did not provide precise comparisons by position as offered by the more comprehensive survey data from Radford, we used the proxy analysis as a general benchmark to validate the results of the survey data. We then compared base salary and total cash compensation to survey data relative to the overall software industry and our peer group.

The following companies comprised our peer group for fiscal year 2011:

Actuate	Equinix	SPSS
Advent Software	Informatica	Sumtotal Systems
Ariba	Kana Software	Tibco Software
Aspect Software	MSC Software	Trend Micro
Blue Coat Systems	Progress Software	Vignette
Borland Software	QAD	Websense
Digital River	Rovi (Macrovision)	Wind River Systems
Epicor Software

Our annual cash compensation for executive officers includes base salary and performance-based cash compensation. For fiscal year 2011, we generally established annual base salaries at approximately the 50th percentile of market compensation based on survey data for the overall software industry and our peer group, and target total cash compensation (assuming 100% of the target performance-based incentive bonus is earned) at approximately the 60th percentile of market compensation based on this survey data. In order to attract our President and Chief Executive Officer to join our company in November 2009, we agreed to pay Mr. Nugent an annual base compensation and target total cash compensation that were in excess of the 50th percentile and 60th percentile, respectively, of market compensation for chief executive officers within our peer group. For fiscal year 2011, Mr. Nugent’s annual base compensation was approximately 16% above the 50th percentile and his target total cash compensation was approximately 6% above the 60th percentile of market compensation for chief executive officers within our peer group. The base compensation and target total cash compensation for our other executive officers were generally at or near the 50th percentile for annual base compensation and the 60th percentile for total cash compensation for similar executive roles within our peer group. In establishing the base salary and target total cash compensation for each individual, we also considered the individual’s performance, achievement of management objectives and contributions to our overall business. From a market compensation perspective, we weight cash compensation more heavily toward performance-based compensation and less toward base salary because we wish to pay for performance.

Our FY 2011 Executive Annual Incentive Plan was designed to reward our executives for the achievement of annual financial targets and management objectives. For fiscal year 2011, the executive officers were eligible to receive performance-based incentive bonuses with target bonuses based on a percentage of the participant’s annual base salary, as follows: (i) with regard to our President and Chief Executive Officer, 100% of his annual target bonus; (ii) with regard to our Senior Vice President, Chief Financial Officer, 75% of his annual base salary; (iii) with regard to our Senior Vice President, SBM Business Unit, 40% of his annual base salary; and (iv) with regard to our other executive officers, 50% of their respective annual base salaries. The actual bonus amounts were subject to achievement of the following performance metrics: (i) with regard to our President and Chief Executive Officer and our Senior Vice President, Chief Financial Officer, achievement of our annual EBITA target for fiscal year 2011; (ii) with regard to our Senior Vice President, Worldwide Marketing, achievement of our semi-annual EBITA targets in fiscal year 2011 and management objectives, weighted at 66.7% and 33.3%, respectively; (iii) with regard to our Senior Vice President, SBM Business Unit, achievement of our semi-annual EBITA targets for fiscal year 2011 and an individual performance objective focused on SBM license revenue, weighted equally at 50%; and (iv) with regard to our Senior Vice President, General Counsel and Secretary, achievement of our semi-annual EBITA targets in fiscal year 2011 and management objectives, weighted equally at 50%. At the beginning of the fiscal year 2011, our board of directors established EBITA targets of $89.2 million for the fiscal year and $38.6 million for the first half of the fiscal year. The above metrics were used to align the performance of each executive officer with objectives related to the company and their respective functional areas.

The primary financial metric under each of the individual executive annual incentive plans is EBITA. EBITA was selected as the most appropriate measure upon which to base the annual incentive because it represented an important overall performance metric that our board of directors, management, investors and lenders use to evaluate the performance and value of our company. For bonus amounts based on the achievement of EBITA and payable to our executive officers other than our Senior Vice President, SBM Business Unit, achievement of less than 85% of EBITA would result in no payout of the applicable target bonus, achievement of 85% of EBITA would result in a 25% payout of the applicable target bonus, achievement of 100% of EBITA would result in a 100% payout of the applicable target bonus and achievement of 115% of EBITA would result in a 200% payout of the applicable target bonus. For our Senior Vice President, SBM Business Unit, achievement of less than 85% of EBITA would result in no payout of the applicable target bonus, achievement of 85% of EBITA would result in a 70% payout of the applicable target bonus, achievement of 100% of EBITA would result in a 100% payout of the applicable target bonus and achievement of 115% of EBITA would result in a 235% payout of the applicable target bonus. For all of our executive officers other than our Senior Vice President, SBM Business Unit, annual payouts based on the achievement of EBITA were capped at 200% of the applicable portion of the executive officer’s incentive bonus. For our Senior Vice President, SBM Business Unit, the annual payout was capped at 235% of the applicable portion of the executive officer’s incentive bonus. In order to attract our Senior Vice President, SBM Business Unit to join our company in May 2010, we agreed to the payout scale described above and guaranteed his bonus payout at 50% of his prorated target bonus during the first twelve months of his employment. The incentive bonuses were paid on an annual basis for our President and Chief Executive Officer and Senior Vice President, Chief Financial Officer and on a semi-annual basis for our other executive officers.

For fiscal year 2011, we achieved 94% of our annual EBITA target, which resulted in the payout of 70% of EBITA-based target bonuses based on the payout scale described above. For fiscal year 2011, we paid our President and Chief Executive Officer, Senior Vice President, Chief Financial Officer, Senior Vice President, Worldwide Marketing, and Senior Vice President, General Counsel incentive bonuses equal to 70%, 70%, 80%, and 85%, respectively, of their annual target bonuses based on the achievement of EBITA and applicable management objectives during the fiscal year. With regard to our Senior Vice President, SBM Business Unit, the achievement of 94% of our annual EBITA target resulted in an 88% payout of the allocable portion of his target bonus, and the achievement of less than 85% of his individual performance objective related to SBM license revenue resulted in no payout of the allocable portion of his target bonus. Based on our agreement with our Senior Vice President, SBM Business Unit at the time of his employment, we paid out 50% of his prorated target bonus for fiscal year 2011. In addition, we paid our Senior Vice President, SBM Business Unit a discretionary bonus of $18,400 to reflect his contributions to the company during the fiscal year and an annual payout level consistent with similarly situated executive officers. The payouts for our Senior Vice President, Worldwide Marketing and Senior Vice President, SBM Business Unit were prorated based on their terms of service during fiscal year 2011.

Base salaries and performance-based incentive bonuses for the Named Executive Officers for fiscal years 2011, 2010 and 2009 are shown in the Summary Compensation Table below.

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

Following the completion of the merger, we established a new stock incentive plan, the 2006 Stock Incentive Plan, which governed, among other things, the grant of options, restricted stock and other equity-based awards. Stock options granted under the plan included “time-based options” that would vest and become exercisable over a four-year period and “performance-based options” that would vest and become exercisable based on the achievement of annual EBITA targets over a five-year period. We generally weight stock option grants to executive officers more heavily toward performance-based options and less toward time-based options because we wish to pay for performance.

For executive officers who joined the company after the merger, we granted stock options to these executive officers shortly after the commencement of their employment with the company. The type and amount of these options were approved by the compensation committee or, in the case of our President and Chief Executive Officer, by the non-executive directors of our board of directors. The total number of shares under these options were determined based on a number of factors, including the existing equity compensation arrangements of the executive officer with his then current employer, the amount of stock options previously granted to other executive officers of the company, the compensation practices within the industry based on recommendations of professional recruiters, the knowledge and experiences of the members of our compensation committee and non-executive directors, and our negotiations with the executive officer. We do not generally grant stock options to executive officers on an annual basis.

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

Pursuant to our October 2009 option exchange, eligible employees (including our executive officers) and independent directors were entitled to exchange their existing time-based options, and eligible employees (excluding officers) were entitled to exchange their performance-based options, on a one-for-one basis for new time-based options with a vesting period of generally three years and an exercise price of $3.00 per share, which was the fair market value of our common stock after the closing of the tender offer. Officers (including our executive officers) of the company were entitled to exchange their performance-based options on a one-for-one basis for new performance-based options having a vesting period of three years and six months, with vesting based on the achievement of EBITA targets established by our board of directors and an exercise price of $3.00 per share, which was the fair market value of our common stock after the closing of the tender offer. For a discussion regarding the terms of the new time-based and performance-based options, see “Employment Agreements and Severance and Change of Control Benefits—2006 Stock Incentive Plan.”

In September 2009, we awarded restricted stock units under our 2006 Stock Incentive Plan to certain senior management personnel (including our executive officers) and key employees. In November 2009, we awarded restricted stock units under our 2006 Stock Incentive Plan to our President and Chief Executive Officer as part of his employment agreement with us and to our independent directors as part of our independent director compensation program. Pursuant to the terms of the restricted stock unit agreements, these individuals will be entitled to receive an equivalent number of shares of our common stock upon the expiration of a three year restricted period, provided that their employment or period of service with us continues throughout the restricted period. For a discussion regarding the terms of the new time-based and performance-based options, see “Employment Agreements and Severance and Change of Control Benefits—2006 Stock Incentive Plan.”

Benefits

We offer a variety of health and welfare programs to all eligible employees, including our executive officers. Our executive officers, including our Named Executive Officers, are generally eligible for the same benefit programs on the same basis as the rest of our employees, including medical and dental care coverage, life insurance coverage, short- and long-term disability and a 401(k) plan. We discontinued our 401(k) matching contribution program for all of our employees, including our executive officers, in May 2009. We do not provide perquisites as part of our executive compensation program.

Employment Agreements and Severance and Change of Control Benefits

Employment Agreement with our Chief Executive Officer

We entered into an employment agreement with Mr. Nugent dated October 28, 2009 for Mr. Nugent to serve as our President and Chief Executive Officer. The employment agreement is for an indefinite term, and either Mr. Nugent or the company may terminate his employment for any reason and at any time with or without cause or notice. The employment agreement provides for an annual base salary of $550,000. Mr. Nugent was also eligible to receive an annual cash incentive bonus equal to 100% of his base salary pursuant to our FY 2010 Executive Annual Incentive Plan, subject to proration based on his term of service during the fiscal year. As part of his relocation to the area of our corporate headquarters in Redwood City, California, Mr. Nugent was entitled to receive reimbursement of up to $65,000 of eligible moving and relocation-related expenses. The employment agreement also provided for certain severance benefits if Mr. Nugent’s employment is terminated by us without cause or by Mr. Nugent for good reason within the first twelve months of his employment with the company, which arrangement has since expired pursuant to its terms. In addition, Mr. Nugent is eligible to receive severance benefits if his employment is terminated within twelve months of a change in control of the company, the terms of which are discussed under “Change of Control Agreements” below.

Employment Agreement with our Chief Financial Officer

We entered into an employment agreement with Mr. Pender dated March 10, 2006 and effective as of the closing of the merger. The employment agreement is for an indefinite term, and either Mr. Pender or the company may terminate his employment for any reason and at any time with or without cause or notice. The employment agreement provides for an annual base salary of $290,000 per annum, subject to periodic reviews and possible increases as determined by our board of directors. We are required to provide Mr. Pender with the opportunity to earn cash performance bonuses of up to 100% of his annual base salary based upon the achievement of quarterly or annual performance targets established by our board of directors. In February 2009, we agreed with Mr. Pender to increase his annual base salary to $325,000 per year and decrease his annual incentive compensation to $243,750 so that his compensation plan was more consistent with the overall structure of our executive compensation program.

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

Employment Agreements with our other Executive Officers

Messrs. Hurwitz, Kheirolomoom and Malysz each entered into change of control agreements with us, the terms of which are discussed under the section entitled “Change of Control Agreements” below.

Severance Agreement with our Former Senior Vice President, Products and Worldwide Customer Service

Mr. Theobald’s employment with us terminated effective as of February 2, 2011. In connection with the termination of Mr. Theobald’s employment, we entered into a separation agreement providing for the payment of severance and the provision of certain benefits to Mr. Theobald in exchange for a general release of claims against us and our affiliates. The separation agreement provides for severance benefits consisting of (i) the continuation of twenty percent of Mr. Theobald’s base salary for a period of six months following the termination of his employment, payable in equal installments over such period in accordance with Serena’s customary payroll practices; (ii) COBRA continuation of Mr. Theobald’s then-existing health coverage for a period of six months following the month in which his employment terminated, at no cost to Mr. Theobald; (iii) payment of a portion of Mr. Theobald’s annual incentive bonus to the extent earned but not yet paid under Serena’s FY 2011 Executive Annual Incentive Plan, calculated and paid in accordance with the terms of the plan; and (iv) the amendment of certain stock options previously granted to Mr. Theobald under Serena’s Amended and Restated 1997 Stock Option and Incentive Plan for purposes of extending the post-employment exercise period to three years and allowing for the payment of the aggregate exercise price through the net exercise of the stock options. The separation agreement also provides for the payment of restrictive covenant payments that are conditioned upon Mr. Theobald’s compliance with no-hire and non-competition covenants. The restrictive covenant payments consist of the continuation of eighty percent of Mr. Theobald’s base salary for a period of six months following the termination of his employment, payable in equal installments over such period in accordance with Serena’s customary payroll practices. Mr. Theobald executed a general release of all claims in favor of Serena and its affiliates and agreed to comply with certain restrictive covenants, including confidentiality and non-disparagement covenants of unlimited duration, and no-hire and non-competition covenants limited to the duration of the restrictive covenant payments. Mr. Theobald also agreed to the cancellation of his vested stock options under the 2006 Stock Incentive Plan as of the termination of his employment.

Restricted Stock Purchase Agreement

In connection with the closing of the merger, we entered into a restricted stock agreement with Mr. Pender dated as of March 10, 2006 and issued Mr. Pender 307,200 shares of our common stock. Pursuant to the terms of the restricted stock agreement, the restricted stock award vested in full on June 16, 2010, and Mr. Pender transferred 112,681 shares of the company’s common stock to us for purposes of paying applicable income tax withholdings resulting from the vesting of the restricted stock.

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

On October 16, 2009, we completed a tender offer permitting all eligible employees (including our executive officers) and independent directors of the company to exchange, on a one-for-one basis, stock options granted under the 2006 Stock Incentive Plan for new stock options granted under the 2006 Stock Incentive Plan having a lower exercise price and different vesting terms. Pursuant to the October 2009 option exchange, eligible employees (including our executive officers) and independent directors were entitled to exchange their existing time-based options on a one-for-one basis for new time-based options with a vesting period of generally three years and an exercise price of $3.00 per share, which was the fair market value of our common stock after the closing of the tender offer. Existing time-based options held by our independent directors that had a vesting period of one year were exchanged for new time-based options having a vesting period of one year. All new time-vesting options will vest in full upon a change in control. Officers (including our executive officers) of the company were entitled to exchange their performance-based options on a one-for-one basis for new performance-based options having a vesting period of three years and six months, with vesting based on the achievement of EBITA targets established by our board of directors and an exercise price of $3.00 per share, which was the fair market value of our common stock after the closing of the tender offer. These new performance-based options will vest as follows: one-seventh upon achievement of the EBITA target for the second half of fiscal year 2010, and the remainder in equal annual installments upon the achievement of EBITA targets for each of fiscal years 2011, 2012 and 2013. New performance-based options issued during fiscal year 2011 will vest as follows: equal annual installments upon the achievement of EBITA targets for each of fiscal years 2011, 2012 and 2013. The EBITA target for the second half of fiscal year 2010 was $47.4 million and the EBITA targets for each of fiscal years 2011, 2012 and 2013 are $97.3 million, $107.0 million and $113.2 million, respectively. New performance-based options are subject to catch-up vesting for previously unachieved performance criteria in the event of a change in control or an initial public offering in which the company is valued at no less than $5.00 per share of common stock (as adjusted for stock splits, reverse stock splits, reorganizations, reclassifications or similar transactions, in accordance with the 2006 Stock Incentive Plan), as if the options had vested in equal monthly installments on a time-vesting basis from the date of grant. New performance-based options will also vest in full if a change in control occurs and the optionholder’s employment is terminated by us without cause, or the optionholder resigns for good reason, within twelve months after the change in control. As a result of achieving our EBITA target for the second half of fiscal year 2010, one-seventh of the shares under applicable performance-based options vested. We did not achieve our EBITA target for fiscal year 2011 and, as a result, no portion of the shares under performance-based options vested for this period.

In September and November 2009, we awarded restricted stock units to certain employees (including our executive officers) and independent directors under our 2006 Stock Incentive Plan. We have also issued restricted stock units to new officers (including new executive officers) who joined us during fiscal year 2011. Pursuant to the terms of the restricted stock unit agreements, these individuals will be entitled to receive an equivalent number of shares of our common stock upon the expiration of a three year restricted period, provided that their employment or period of service with us continues throughout the restricted period. If a change in control or initial public offering occurs during the restricted period, and the price per share of our common stock at the time of such event (as adjusted for stock splits, reverse stock splits, reorganizations, reclassifications or similar transactions, in accordance with the 2006 Stock Incentive Plan): (i) is greater than or equal to $4.00 but less than $4.50, then 25% of the restricted stock units will vest; (ii) is greater than or equal to $4.50 but less than $5.00, then 50% of the restricted stock units will vest, or (iii) is greater than or equal to $5.00, then 100% of the restricted stock units will vest. In addition, if the average of the closing sales prices of our common stock during any consecutive 90 calendar day period following an initial public offering satisfies a higher vesting threshold, then the restricted stock units will vest based on the achievement of the higher vesting threshold.

Rollover Options

In connection with the merger, various management participants were permitted to elect to continue some or all of their stock options that were held immediately prior to the merger and had an exercise price of less than $24.00 per share. The number of shares subject to these “rollover” options was adjusted to be the number of shares equal to the product of (i) the difference between $24.00 and the exercise price of the option and (ii) the quotient of the total number of shares of the company’s common stock subject to such option, divided by $3.75. The exercise price of these rollover options was adjusted to $1.25 per share. The rollover options are subject to the terms of the original option agreements with the company, except that in the event of a change of control of the company, the treatment of the rollover options upon such transaction will be determined in accordance with the terms of the 2006 Stock Incentive Plan.

Change of Control Agreements

We have entered into change of control arrangements with our executive officers to provide them with economic protection in order to allow them to remain focused on our business without undue personal concern in the event that an executive officer’s position is eliminated or significantly altered following a change of control.

Messrs. Nugent, Hurwitz, Kheirolomoom and Malysz each entered into change of control agreements with us. Under the terms of these agreements, in the event of a change of control of the company, if the executive officer’s employment is involuntarily terminated without cause or if the executive officer resigns for good reason within twelve months after consummation of a change of control of the company, the executive officer will be entitled to receive the following severance benefits: (i) continuation of base salary for one year following termination, payable over the one-year period in accordance with the company’s normal payroll practices; (ii) 100% of the executive officer’s target bonus, payable within forty-five days following the applicable fiscal year; (iii) a pro-rated amount of the executive officer’s target bonus based upon the number of days that have elapsed in the fiscal year as of the termination date, payable within thirty days following the executive officer’s termination date; and (iv) payment of health coverage premiums for the one-year salary continuation period. In order to receive these change of control benefits, the executive must execute a general release of claims in favor of the surviving company and its affiliates and comply with various restrictive covenants during the applicable severance period, including non-disparagement, non-compete and non-solicitation covenants. The non-competition, non-solicitation and non-disparagement covenants continue for the one-year salary continuation period. The confidentiality covenant is not limited in duration.

Pursuant to the terms of Mr. Pender’s employment agreement with us, in the event that Mr. Pender is involuntarily terminated without cause or if he resigns for good reason in the one-month period prior to or the thirteen-month period following a change of control of the company, Mr. Pender will be entitled to receive the following benefits: (i) continuation of his base salary for a period of twenty-four months following his termination date, payable over the salary continuation period in accordance with the company’s normal payroll practices; (ii) continuation of his quarterly or annual target bonus, as the case may be, for a period of twenty-four months following his termination date, payable in accordance with the company’s normal payroll practices; (iii) a pro-rated amount of his target bonus that he would have been entitled to receive for the quarter or year, as the case may be, in which such termination of employment occurs, payable at the time that the company would ordinarily have made such bonus payment; and (iv) continued health care coverage for a period of twenty-four months following termination of employment. In order to receive these change of control benefits, Mr. Pender must execute a general release of claims in favor of the surviving company and its affiliates and comply with various restrictive covenants during the applicable severance period, including non-compete and non-solicitation covenants. The duration of the non-competition and non-solicitation covenants is twenty-four months following the termination of his employment. The confidentiality covenant is not limited in duration.

For change of control arrangements related to stock options and restricted stock units awarded to our Named Executive Officers, see “2006 Stock Incentive Plan” above.

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

John A. Swainson, Chairperson*

Todd Morgenfeld

Douglas D. Troxel

*	Mr. Swainson became a member of the Compensation Committee on March 21, 2011.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus (1) ($)	Stock Awards (2) ($)	Option Awards (3) ($)	Non-Equity Incentive Plan Compen- sation (4) ($)	All Other Compen- sation (5) ($)	Total ($)
Executive Officers:
John Nugent (6)	2011	$550,000	—	$—	$—	$385,000	$52,136	$987,136
President and Chief Executive Officer	2010	$137,500	—	$1,200,000	$1,901,604	$130,625	$10,971	$3,380,700
	2009	—	—	—	—	—	—	—
Robert Pender	2011	$325,000	—	$—	$—	$170,625	$1,190	$496,815
Senior Vice President, Finance and Administration, and Chief Financial Officer	2010	$325,000	—	$1,050,000	$1,263,762	$231,563	$6,258	$2,876,583
	2009	$290,000	$84,100	—	—	$60,900	$7,186	$442,186

David Hurwitz (7)	2011	$267,772	—	$308,000	$180,185	$107,883	$880	$864,720
Senior Vice President, Worldwide Marketing	2010	—	—	—	—	—	—	—
	2009	—	—	—	—	—	—	—
Kamran Kheirolomoom (8)	2011	$182,782	18,400	$154,000	$131,685	$36,737	$1,258	$524,862
Senior Vice President, SBM Business Unit	2010	—	—	—	—	—	—	—
	2009	—	—	—	—	—	—	—
Edward Malysz	2011	$260,000	—	$—	$—	$110,500	$1,190	$371,690
Senior Vice President, General Counsel and Secretary	2010	$260,000	—	$600,000	$232,248	$126,750	$4,318	$1,223,316
	2009	$260,000	—	—	—	$97,435	$6,743	$364,178
Former Executive Officers:
Carl Theobald (9)	2011	$300,000	—	$—	$—	$75,000	$450	$375,450
Senior Vice President, Products and Worldwide Customer Service	2010	$300,000	—	$975,000	$557,542	$142,500	$3,443	$1,978,485
	2009	$291,250	—	—	—	$95,923	$2,868	$390,041

(1)	Amounts include discretionary bonuses paid to executive officers for purposes of recognizing their contributions to our company and adjusting their total incentive bonuses (including discretionary bonus and non-equity incentive plan compensation) to reflect payout levels consistent with similarly situated executive officers.
(2)	Amounts reflect the aggregate grant date fair value of restricted stock units computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 6 to our Consolidated Financial Statements for the year ended January 31, 2011.
(3)	Amounts reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 6 to our Consolidated Financial Statements for the year ended January 31, 2011.
(4)	Amounts reflect cash awards earned under our annual executive incentive plans for fiscal years 2011, 2010 and 2009.
(5)	Amounts include supplemental life insurance premiums for each executive officer, matching 401(k) plan contributions for Messrs. Pender, Malysz and Theobald in fiscal years 2009 and 2010, and reimbursement of relocation expenses incurred by Mr. Nugent of $10,867 and $50,997 in fiscal years 2010 and 2011, respectively. We discontinued our matching 401(k) plan contribution benefit program in May 2009.
(6)	Mr. Nugent commenced his employment with us on November 2, 2009.
(7)	Mr. Hurwitz commenced his employment with us on February 8, 2010.
(8)	Mr. Kheirolomoom commenced his employment with us on May 24, 2010.
(9)	Mr. Theobald’s employment terminated with us on February 2, 2011. For information regarding our severance and release agreement with Mr. Theobald, see “Employment Agreements and Severance and Change of Control Benefits—Severance Agreement with our Former Senior Vice President, Products and Worldwide Customer Service.”

Grants of Plan-Based Awards in Fiscal Year 2011

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All Other Stock Awards: Number of Shares of Stock or Units (#) (3)	All Other Option Awards: Number of Securities Underlying Options (#) (4)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards (5)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Executive Officers:
John Nugent	2/23/10	$137,500	$550,000	$1,100,000	—	—	—	—	—	—	—
Robert Pender	2/23/10	$60,938	$243,750	$487,500	—	—	—	—	—	—	—
David Hurwitz (6)	2/23/10	$53,944	$134,863	$224,772	—	—	—	—	—	—	—
	2/22/10	—	—	—	—	—	—	100,000	—	—	$308,000
	2/22/10	—	—	—	150,000	150,000	150,000	—	—	$3.08	$106,985
	2/22/10	—	—	—	—	—	—	—	100,000	$3.08	$73,200
Kamran Kheirolomoom (7)	5/24/10	$34,902	$73,474	$159,436	—	—	—	—	—	—	—
	5/26/10	—	—	—	—	—	—	50,000	—	—	$154,000
	5/26/10	—	—	—	120,000	120,000	120,000	—	—	$3.08	$74,116
	5/26/10	—	—	—	—	—	—	—	80,000	$3.08	$57,569
Edward Malysz	2/23/10	$61,750	$130,000	$195,000	—	—	—	—	—	—	—
Former Executive Officer:
Carl Theobald	2/23/10	$59,775	$150,000	$250,500	—	—	—	—	—	—	—

(1)	The amounts in these columns represent potential payouts under the FY2011 Executive Annual Incentive Plan. The Threshold column assumes 85% achievement of performance metrics, the Target column assumes 100% achievement of all performance metrics and the Maximum column assumes 115% achievement of financial performance metrics and 100% achievement of management objectives. For a discussion of the FY2011 Executive Annual Incentive Plan, see “Elements of Our Executive Compensation Program—Annual Cash Compensation.”
(2)	The amounts in this column represent the number of shares vesting under performance-based options granted under the 2006 Stock Incentive Plan. The Threshold, Target and Maximum columns include the number of shares under performance-based options that would vest if the minimum EBITA targets were achieved during each fiscal period over three fiscal years. For a discussion of performance-based options, see “Employment Agreements and Severance and Change of Control Benefits—2006 Stock Incentive Plan.”
(3)	The amounts in this column represent the number of shares of restricted stock units awarded to the executive officers. For a discussion of restricted stock units, see “Employment Agreements and Severance and Change of Control Benefits—2006 Stock Incentive Plan.”
(4)	The amounts in this column represent the number of shares under time-based options granted under the 2006 Stock Incentive Plan. For a discussion of time-based options, see “Employment Agreements and Severance and Change of Control Benefits—2006 Stock Incentive Plan.”
(5)	Amounts reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 6 to the company’s Consolidated Financial Statements for the year ended January 31, 2011.
(6)	Mr. Hurwitz’s employment commenced with the company on February 8, 2010. Estimated payouts under non-equity incentive plan awards have been prorated based on his term of service during fiscal year 2011.
(7)	Mr. Kheirolomoom’s employment commenced with the company on May 24, 2010. Estimated payouts under non-equity incentive plan awards have been prorated based on his term of service during fiscal year 2011.

Outstanding Equity Awards at 2011 Fiscal Year-End

	Option Awards					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Executive Officers:
John Nugent	11/15/2009 (1)	232,131	1,392,869	$3.00	11/15/2019	—	—	—	—
	11/15/2009 (2)	340,273	534,727	$3.00	11/15/2019	—	—	—	—
	11/15/2009 (4)	—	—	—	—	—	—	400,000	$1,432,000
Robert Pender	3/1/2002 (3)	233,742	—	$1.25	3/1/2012	—	—	—	—
	8/14/2002 (3)	155,531	—	$1.25	8/14/2012	—	—	—	—
	2/19/2003 (3)	97,278	—	$1.25	2/19/2013	—	—	—	—
	2/24/2004 (3)	42,140	—	$1.25	2/24/2014	—	—	—	—
	5/19/2004 (3)	147,600	—	$1.25	5/19/2014	—	—	—	—
	2/24/2005 (3)	39,466	—	$1.25	2/24/2015	—	—	—	—
	9/18/2009 (4)	—	—	—	—	—	—	350,000	$1,253,000
	10/20/2009 (1)	157,849	947,151	$3.00	10/20/2019	—	—	—	—
	10/20/2009 (2)	247,913	347,087	$3.00	10/20/2019	—	—	—	—
David Hurwitz	2/22/2010 (4)	—	—	—	—	—	—	100,000	$358,000
	2/22/2010 (1)	—	150,000	$3.08	2/22/2020	—	—	—	—
	2/22/2010 (2)	30,555	69,445	$3.08	2/22/2020	—	—	—	—
Kamran Kheirolomoom	5/26/2010 (4)	—	—	—	—	—	—	50,000	$179,000
	5/26/2010 (1)	—	120,000	$3.08	5/26/2020	—	—	—	—
	5/26/2010 (2)	17,776	62,224	$3.08	5/26/2020	—	—	—	—
Edward Malysz	9/18/2009 (4)	—	—	—	—	—	—	200,000	$716,000
	10/20/2009 (1)	21,427	128,573	$3.00	10/20/2019	—	—	—	—
	10/20/2009 (2)	83,332	116,668	$3.00	10/20/2019	—	—	—	—
Former Executive Officer:
Carl Theobald (5)	8/18/2004 (3)	246,053	—	$1.25	8/18/2014	—	—	—	—
	2/24/2005 (3)	3,947	—	$1.25	2/24/2015	—	—	—	—
	9/18/2009 (4)	—	—	—	—	—	—	325,000	$1,163,500
	10/20/2009 (1)	69,639	417,861	$3.00	10/20/2019	—	—	—	—
	10/20/2009 (2)	109,373	153,127	$3.00	10/20/2019	—	—	—	—

(1)	Performance-based options vest upon the attainment of certain earnings targets of the company during applicable fiscal periods over three and one-half fiscal years for options granted in fiscal year 2010 and three fiscal years for options granted in fiscal year 2011. For a discussion regarding performance-based options, see “Employment Agreements and Severance and Change of Control Benefits—2006 Stock Incentive Plan.”
(2)

Time-based options vest over three years with 1/6th vesting on the six-month anniversary of date of grant and 1/36th vesting each month thereafter. For a discussion regarding time-based options, see “Employment Agreements and Severance and Change of Control Benefits—2006 Stock Incentive Plan.”

(3)	Rollover options were fully vested as of March 10, 2006 in connection with the merger. Rollover options represent stock options of the company existing immediately prior to the merger which were converted into stock options to acquire common stock of the company immediately following the merger. For a discussion regarding rollover options, see “Employment Agreements and Severance and Change of Control Benefits—Rollover Options.”
(4)

Restricted stock units fully vest on the 3rd anniversary of the date of grant, subject to continued employment with the company. The market value of shares of restricted stock units is based on the fair market value of the company’s common stock of $3.58 per share as of January 31, 2011. For a discussion regarding restricted stock units, see “Employment Agreements and Severance and Change of Control Benefits—2006 Stock Incentive Plan.”

(5)	Pursuant to the terms of Mr. Theobald’s separation agreement with us, we agreed to amend certain stock options previously granted to Mr. Theobald under the Amended and Restated 1997 Stock Option and Incentive Plan for purposes of extending the post-employment exercise period to three years and allowing for the payment of the aggregate exercise price through the net exercise of the stock options. All stock options and restricted stock units previously awarded to Mr. Theobald under the 2006 Stock Incentive Plan were cancelled in connection with the termination of his employment on February 2, 2011.

Option Exercises and Stock Vested

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
Executive Officers:
Robert Pender (1)	—	—	307,200	$946,176

(1)	Pursuant to the terms of a restricted stock agreement dated March 10, 2006, all restricted stock issued to Mr. Pender vested in full on June 16, 2010, and Mr. Pender transferred 112,681 shares of our common stock to us for purposes of paying applicable income tax withholdings resulting from the vesting of the restricted stock.

Potential Payments Upon Termination or Change of Control

The tables below reflect the amount of potential payments to each of the Named Executive Officers (except Mr. Theobald) in the event of termination of employment of the Named Executive Officer assuming that the termination was effective as of January 31, 2011, and include estimates of the amounts which would be paid to each executive officer upon his termination. The amounts below exclude amounts related to stock options that have vested as of January 31, 2011. The actual amount of any severance or change of control benefits to be paid out to a Named Executive Officer can only be determined at the time of the termination of employment of the Named Executive Officer. For a discussion regarding these severance and change of control benefits, see “Employment Agreements and Severance and Change of Control Benefits—Employment Agreement with our Chief Financial Officer,” and “—Change of Control Agreements.” The tables reflect the actual termination payments made (or which we have agreed to make) to Mr. Theobald pursuant to the terms of his separation agreement with us. For a discussion regarding these termination payments, see “Employment Agreements and Severance and Change of Control Benefits—Severance Agreement with our Former Senior Vice President, Products and Worldwide Customer Service.”

John Nugent—President and Chief Executive Officer

Executive Benefits and Payments Upon Termination	Termination Without Cause or Resignation for Good Reason (not in connection with a Change of Control or Sale of Business) (1)	Termination Without Cause or Resignation for Good Reason (in connection with a Change of Control or Sale of Business) (2)	Change of Control or Sale of Business (3)
Compensation:
Base Salary (4)	$—	$550,000	$—
Target Incentive Bonus (5)	—	550,000	—
Equity Grants (6)	—	2,550,005	1,742,141
Benefits:
Health Benefits (7)	—	14,762	—

Total:	$—	$3,664,767	$1,742,141

(1)	Pursuant to Mr. Nugent’s employment agreement with us, our agreement to provide severance benefits (including base salary, target bonus and health coverage) upon termination without cause or resignation for good reason expired on November 2, 2010.
(2)	Represents the benefits to which the executive officer may be entitled if the executive officer was terminated without cause or resigned for good reason within 12 months following a change of control.

(3)	Represents the benefits to which the executive officer may be entitled upon a change of control or sale of business independent of termination of employment.
(4)	Represents the executive officer’s base salary for a period of 12 months.
(5)	Represents the executive officer’s target bonus for a period of 12 months and assumes the change of control occurred on the first day of a fiscal year.
(6)	For termination without cause or resignation for good reason in connection with a change of control, represents (i) for stock options, the excess, if any, of the fair market value of our common stock of $3.58 per share as of January 31, 2011 over the exercise price of unvested time-based and performance-based stock options existing as of January 31, 2011 and (ii) for restricted stock units, the fair market value of our common stock of $3.58 per share as of January 31, 2011. For a change of control independent of termination of employment, represents (i) for stock options, the excess, if any, of the fair market value of our common stock of $3.58 per share as of January 31, 2011 over the exercise price of unvested time-based stock options existing as of January 31, 2011 and (ii) for restricted stock units, the fair market value of our common stock of $3.58 per share as of January 31, 2011. For additional information regarding partial and full acceleration of vesting of stock options and restricted stock units upon a change of control, see “Employment Agreements and Severance and Change of Control Benefits—2006 Stock Incentive Plan.”
(7)	Represents the estimated cost of COBRA continuation for the executive officer’s current health coverage benefits for a period of 12 months.

Robert Pender—Senior Vice President, Finance and Administration, and Chief Financial Officer

Executive Benefits and Payments Upon Termination	Termination Without Cause or Resignation for Good Reason (not in connection with a Change of Control or Sale of Business)	Termination Without Cause or Resignation for Good Reason (in connection with a Change of Control or Sale of Business) (1)	Change of Control or Sale of Business (2)
Compensation:
Base Salary (3)	$650,000	$650,000	$—
Target Incentive Bonus (4)	—	487,500	—
Equity Grants (5)	57,517	2,003,658	1,454,310
Benefits:
Health Benefits (6)	47,016	47,016	—

Total:	$754,533	$3,188,174	$1,454,310

(1)	Represents the benefits to which the executive officer may be entitled if the executive officer was terminated without cause or resigned for good reason within one month prior to or 13 months following a change of control.
(2)	Represents the benefits to which the executive officer may be entitled upon a change of control or sale of business independent of termination of employment.
(3)	Represents the executive officer’s base salary for a period of 24 months.
(4)	Represents the executive officer’s target bonus for a period of 24 months and assumes the change of control occurred on the first day of the applicable fiscal period.
(5)

For a termination without cause or for good reason not in connection with a change of control, represents the excess, if any, of the fair market value of our common stock of $3.58 per share as of January 31, 2011 over the exercise price of time-based stock options and six months’ of accelerated vesting of unvested time-based stock options existing as of January 31, 2011. For termination without cause or resignation for good reason in connection with a change of control, represents (i) for stock options, the excess, if any, of the fair market value of our common stock of $3.58 per share as of January 31, 2011 over the exercise price of unvested time-based and performance-based stock options existing as of January 31, 2011 and (ii) for restricted stock units, the fair market value of our common stock of $3.58 per share as of January 31, 2011. For a change of control independent of termination of employment, represents (i) for stock options, the excess, if any, of the fair market value of our common stock of $3.58 per share as of January 31, 2011 over the exercise price of unvested time-based stock options existing as of January 31, 2011 and (ii) for restricted stock units, the fair market value of our common stock of $3.58 per share as of January 31, 2011. For additional information regarding partial and full acceleration of vesting of stock options and restricted stock units upon a change of control, see “Employment Agreements and Severance and Change of Control Benefits—2006 Stock Incentive Plan.”

(6)	Represents the estimated cost of COBRA continuation for the executive officer’s current health coverage benefits for a period of 24 months.

David Hurwitz—Senior Vice President, Worldwide Marketing

Executive Benefits and Payments Upon Termination	Termination Without Cause or Resignation for Good Reason (not in connection with a Change of Control or Sale of Business)	Termination Without Cause or Resignation for Good Reason (in connection with a Change of Control or Sale of Business) (1)	Change of Control or Sale of Business (2)
Compensation:
Base Salary (3)	$—	$275,000	$—
Target Incentive Bonus (4)	—	137,500	—
Equity Grants (5)	—	467,722	392,722
Benefits:
Health Benefits (6)	—	24,492	—

Total:	$—	$904,714	$392,722

(1)	Represents the benefits to which the executive officer may be entitled if the executive officer was terminated without cause or resigned for good reason within 12 months following a change of control.
(2)	Represents the benefits to which the executive officer may be entitled upon a change of control or sale of business independent of termination of employment.
(3)	Represents the executive officer’s base salary for a period of 12 months.
(4)	Represents the executive officer’s target bonus for a period of 12 months and assumes the change of control occurred on the first day of a fiscal year.
(5)	For termination without cause or resignation for good reason in connection with a change of control, represents (i) for stock options, the excess, if any, of the fair market value of our common stock of $3.58 per share as of January 31, 2011 over the exercise price of unvested time-based and performance-based stock options existing as of January 31, 2011 and (ii) for restricted stock units, the fair market value of our common stock of $3.58 per share as of January 31, 2011. For a change of control independent of termination of employment, represents (i) for stock options, the excess, if any, of the fair market value of our common stock of $3.58 per share as of January 31, 2011 over the exercise price of unvested time-based stock options existing as of January 31, 2011 and (ii) for restricted stock units, the fair market value of our common stock of $3.58 per share as of January 31, 2011. For additional information regarding partial and full acceleration of vesting of stock options and restricted stock units upon a change of control, see “Employment Agreements and Severance and Change of Control Benefits — 2006 Stock Incentive Plan.”
(6)	Represents the estimated cost of COBRA continuation for the executive officer’s current health coverage benefits for a period of 12 months.

Kamran Kheirolomoom—Senior Vice President, SBM Business Unit

Executive Benefits and Payments Upon Termination	Termination Without Cause or Resignation for Good Reason (not in connection with a Change of Control or Sale of Business)	Termination Without Cause or Resignation for Good Reason (in connection with a Change of Control or Sale of Business) (1)	Change of Control or Sale of Business (2)
Compensation:
Base Salary (3)	$—	$265,000	$—
Target Incentive Bonus (4)	—	106,000	—
Equity Grants (5)	—	270,112	210,112
Benefits:
Health Benefits (6)	—	24,492	—

Total:	$—	$665,604	$210,112

(1)	Represents the benefits to which the executive officer may be entitled if the executive officer was terminated without cause or resigned for good reason within 12 months following a change of control.
(2)	Represents the benefits to which the executive officer may be entitled upon a change of control or sale of business independent of termination of employment.
(3)	Represents the executive officer’s base salary for a period of 12 months.
(4)	Represents the executive officer’s target bonus for a period of 12 months and assumes the change of control occurred on the first day of a fiscal year.
(5)	For termination without cause or resignation for good reason in connection with a change of control, represents (i) for stock options, the excess, if any, of the fair market value of our common stock of $3.58 per share as of January 31, 2011 over the exercise price of unvested time-based and performance-based stock options existing as of January 31, 2011 and (ii) for restricted stock units, the fair market value of our common stock of $3.58 per share as of January 31, 2011. For a change of control independent of termination of employment, represents (i) for stock options, the excess, if any, of the fair market value of our common stock of $3.58 per share as of January 31, 2011 over the exercise price of unvested time-based stock options existing as of January 31, 2011 and (ii) for restricted stock units, the fair market value of our common stock of $3.58 per share as of January 31, 2011. For additional information regarding partial and full acceleration of vesting of stock options and restricted stock units upon a change of control, see “Employment Agreements and Severance and Change of Control Benefits—2006 Stock Incentive Plan.”
(6)	Represents the estimated cost of COBRA continuation for the executive officer’s current health coverage benefits for a period of 12 months.

Edward Malysz—Senior Vice President, General Counsel and Secretary

Executive Benefits and Payments Upon Termination	Termination Without Cause or Resignation for Good Reason (not in connection with a Change of Control or Sale of Business)	Termination Without Cause or Resignation for Good Reason (in connection with a Change of Control or Sale of Business) (1)	Change of Control or Sale of Business (2)
Compensation:
Base Salary (3)	$—	$260,000	$—
Target Incentive Bonus (4)	—	130,000	—
Equity Grants (5)	—	858,239	783,667
Benefits:
Health Benefits (6)	—	24,492	—

Total:	$—	$1,272,731	$783,667

(1)	Represents the benefits to which the executive officer may be entitled if the executive officer was terminated without cause or resigned for good reason within 12 months following a change of control.
(2)	Represents the benefits to which the executive officer may be entitled upon a change of control or sale of business independent of termination of employment.
(3)	Represents the executive officer’s base salary for a period of 12 months.
(4)	Represents the executive officer’s target bonus for a period of 12 months and assumes the change of control occurred on the first day of a fiscal year.
(5)	For termination without cause or resignation for good reason in connection with a change of control, represents (i) for stock options, the excess, if any, of the fair market value of our common stock of $3.58 per share as of January 31, 2011 over the exercise price of unvested time-based and performance-based stock options existing as of January 31, 2011 and (ii) for restricted stock units, the fair market value of our common stock of $3.58 per share as of January 31, 2011. For a change of control independent of termination of employment, represents (i) for stock options, the excess, if any, of the fair market value of our common stock of $3.58 per share as of January 31, 2011 over the exercise price of unvested time-based stock options existing as of January 31, 2011 and (ii) for restricted stock units, the fair market value of our common stock of $3.58 per share as of January 31, 2011. For additional information regarding partial and full acceleration of vesting of stock options and restricted stock units upon a change of control, see “Employment Agreements and Severance and Change of Control Benefits—2006 Stock Incentive Plan.”
(6)	Represents the estimated cost of COBRA continuation for the executive officer’s current health coverage benefits for a period of 12 months.

Carl Theobald—Former Senior Vice President, Products and Worldwide Customer Service

Executive Benefits and Payments Upon Termination
Severance (1)	$182,500
Equity Grants (2)	—
Health Benefits (3)	$12,246

Total:	$194,746

(1)	Represents the gross amount of severance payable to Mr. Theobald over a 6 month period following the termination of his employment and one-half of Mr. Theobald’s semi-annual target bonus under the FY11 Executive Annual Incentive Plan pursuant to the terms of his separation agreement with the company. The severance benefits were conditioned upon Mr. Theobald providing a full release of claims in favor of the company and its affiliates and continued compliance with certain restrictive covenants, including non-competition and non-solicitation covenants, during the salary continuation period.
(2)	Pursuant to the terms of Mr. Theobald’s separation agreement with the company, the company agreed to amend certain stock options previously granted to Mr. Theobald under the Amended and Restated 1997 Stock Option and Incentive Plan for purposes of extending the post-employment exercise period to three years and allowing for the payment of the aggregate exercise price through the net exercise of the stock options. All stock options and restricted stock units previously awarded to Mr. Theobald under the 2006 Stock Incentive Plan were cancelled in connection with the termination of his employment on February 2, 2011.
(3)	Represents the estimated cost of COBRA continuation for Mr. Theobald’s then-existing health coverage benefits over a period of 6 months pursuant to the terms of Mr. Theobald’s separation agreement with us.

Director Compensation

During fiscal year 2011, none of our non-executive directors other than Ms. Hackenson and Messrs. Crandall and Davenport received any compensation for services as a director. Mr. Troxel received compensation and benefits as an employee for occasionally providing technical services related to the support of our mainframe software products. The following table contains compensation earned by these directors during the fiscal year ended January 31, 2011. For a discussion regarding director compensation, see Item 10, “Directors, Executive Officers and Corporate Governance—Director Compensation.”

Name	Fees Earned or Paid in Cash ($)	Stock Awards) ($)	Option Awards (1) ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Directors:
L. Dale Crandall	$50,000	—	$5,574	—	—	—	$55,574
Timothy Davenport	$45,000	—	$4,794	—	—	—	$49,794
Elizabeth Hackenson	$47,500	—	$4,794	—	—	—	$52,294
Douglas Troxel (2)	$25,000	—	—	—	—	$20,520	$45,520

(1)	On August 25, 2010, Mr. Davenport and Ms. Hackenson were each granted a time-based stock option for 15,000 shares at an exercise price of $3.19 per share, providing for the vesting of all shares on the first anniversary of the date of grant. On November 18, 2010, Mr. Crandall was granted a time-based stock option for 15,000 shares at an exercise price of $3.19 per share, providing for the vesting of all shares on the first anniversary of the date of grant. The stock options will expire ten years from the date of grant. These grants represent annual stock option grants pursuant to the company’s independent director compensation program. Amounts reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 6 to the company’s Consolidated Financial Statements for the year ended January 31, 2011.
(2)	Mr. Troxel received a base salary of $25,000 and reimbursement of life insurance premiums in the amount of $20,520, inclusive of an income tax gross up.

Compensation Committee Interlocks and Insider Participation

Our compensation committee is comprised of Messrs. Swainson, Morgenfeld and Troxel, who were appointed to the compensation committee in March 2011, February 2009 and May 2006, respectively. Mr. Troxel served as our Chief Technology Officer until the completion of the merger in March 2006, and continues to provide technical services related to the support of our mainframe software products. No interlocking relationship exists between any member of our compensation committee and any member of any other company’s board of directors or compensation committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table contains information as of January 31, 2011 with respect to equity compensation plans under which shares of the company’s common stock are authorized for issuance.

	(A)	(B)	(C)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
Equity compensation plans approved by security holders	11,046,652	$2.78	882,171
Equity compensation plans not approved by security holders	—	—	—
Total	11,046,652		882,171

(1)	At the time of the merger, certain management participants elected to rollover options to acquire 3,946,529 shares under equity compensation plans that were in effect immediately prior to the merger. The company will not make future grants or awards under these earlier plans. The number of shares to be issued upon the exercise of rollover options outstanding as of January 31, 2011 and the weighted average exercise price of these rollover options are included in Columns A and B. For additional information regarding rollover options, see Item 11, “Executive Compensation—Employment Agreements and Severance and Change of Control Benefits—Rollover Options.”

Beneficial Ownership

The table below sets forth information regarding the estimated beneficial ownership of the shares of common stock of Serena Software, Inc. as of April 15, 2011. The table sets forth the number of shares beneficially owned, and the percentage ownership, for:

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

Beneficial ownership is determined in accordance with the rules that generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares subject to options held by that person that were exercisable as of April 15, 2011 or will become exercisable within 60 days after such date are deemed outstanding, although the shares are not deemed outstanding for purposes of computing percentage ownership of any other person.

	Shares of Common Stock Beneficially Owned (1)
Name of Beneficial Owner	Number	Percent
Silver Lake funds (2)	66,100,000	67.2%
Douglas D. Troxel (3) (director and former executive officer)	30,825,780	31.3%
L. Dale Crandall (4) (director)	51,110	*
Timothy Davenport (5) (director)	36,110	*
Elizabeth Hackenson (6) (director)	61,110	*
George Kadifa (7) (director)	66,100,000	67.2%
Todd Morgenfeld (8) (director)	66,100,000	67.2%
John Swainson (9) (director)	66,100,000	67.2%
John Nugent (10) (director and executive officer)	669,627	*
David Hurwitz (11) (executive officer)	41,666	*
Kamran Kheirolomoom (12) (executive officer)	26,665	*
Edward Malysz (13) (executive officer)	126,981	*
Robert I. Pender, Jr. (14) (executive officer)	1,382,150	1.4%
Carl Theobald (15) (former executive officer)	250,000	*
All directors and executive officers as a group (twelve persons)	99,321,199	98.7%

*	less than 1.0%
(1)	Percentage ownership is based on 98,390,978 shares of common stock outstanding as of April 15, 2011.
(2)	Includes (i) 52,441,064 shares of common stock held by Silver Lake Partners II, L.P. (“SLP II”), (ii) 158,936 shares of common stock held by Silver Lake Technology Investors II, L.P. (“SLTI II”) and (iii) 13,500,000 shares of common stock held by Serena Co-Invest Partners, L.P. (“Serena Co-Invest” and, together with SLP II and SLTI II, the “Silver Lake funds”). SLP II is also the holder of the sole outstanding share of series A preferred stock, which has preferential voting and liquidation rights, as discussed above. Silver Lake Technology Associates II, L.L.C. (“SLTA II”) is the general partner of each of the Silver Lake funds. The address for each of the entities listed in this footnote is c/o Silver Lake Partners, 2775 Sand Hill Road, Suite 100, Menlo Park, California 94025.
(3)	Includes (i) 30,005,780 shares of common stock held by Mr. Troxel as trustee of the Douglas D. Troxel Living Trust and (ii) 820,000 shares of common stock held by Mr. Troxel as trustee of the Change Happens Foundation. Mr. Troxel has the power to vote and dispose of the Change Happens Foundation shares. The address for each of the entities listed in this footnote is c/o Serena Software, Inc., 1900 Seaport Boulevard, Redwood City, California 94063-5587.

(4)	Includes 51,110 shares of common stock issuable pursuant to options that are exercisable or that will become exercisable within 60 days after April 15, 2011.
(5)	Includes 36,110 shares of common stock issuable pursuant to options that are exercisable or that will become exercisable within 60 days after April 15, 2011.
(6)	Includes 61,110 shares of common stock issuable pursuant to options that are exercisable or that will become exercisable within 60 days after April 15, 2011.
(7)	Mr. Kadifa is a director of SLTA II. Amounts disclosed for Mr. Kadifa are also included above in the amounts disclosed in the table next to “Silver Lake funds.” Mr. Kadifa disclaims beneficial ownership in any shares owned directly or indirectly by the Silver Lake funds, except to the extent of any indirect pecuniary interest therein.
(8)	Mr. Morgenfeld is a director of SLTA II. Amounts disclosed for Mr. Morgenfeld are also included above in the amounts disclosed in the table next to “Silver Lake funds.” Mr. Morgenfeld disclaims beneficial ownership in any shares owned directly or indirectly by the Silver Lake funds, except to the extent of any indirect pecuniary interest therein.
(9)	Mr. Swainson is a senior advisor of Silver Lake. Amounts disclosed for Mr. Swainson are also included above in the amounts disclosed in the table next to “Silver Lake funds.” Mr. Swainson disclaims beneficial ownership in any shares owned directly or indirectly by the Silver Lake funds, except to the extent of any indirect pecuniary interest therein.
(10)	Includes 669,627 shares of common stock issuable pursuant to options that are exercisable or that will become exercisable within 60 days after April 15, 2011.
(11)	Includes 41,666 shares of common stock issuable pursuant to options that are exercisable or that will become exercisable within 60 days after April 15, 2011.
(12)	Includes 26,665 shares of common stock issuable pursuant to options that are exercisable or that will become exercisable within 60 days after April 15, 2011.
(13)	Includes 126,981 shares of common stock issuable pursuant to options that are exercisable or that will become exercisable within 60 days after April 15, 2011.
(14)	Includes 1,187,631 shares of common stock issuable pursuant to options that are exercisable or that will become exercisable within 60 days after April 15, 2011, and 194,519 shares of common stock.
(15)	Includes 250,000 shares of common stock issuable pursuant to options that are exercisable as of April 15, 2011.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Director Independence

Our board of directors has determined that Messrs. Crandall and Davenport and Ms. Hackenson qualify as independent directors within the meaning of Nasdaq Marketplace Rule 5605(a), which is the definition used by the board of directors for determining the independence of its directors. Messrs. Crandall and Davenport and Ms. Hackenson are our only independent directors. Mr. Morgenfeld, who is a member of our audit committee, Messrs, Swainson, Morgenfeld and Troxel, who are members of our compensation committee, and Messrs. Troxel and Swainson, who are members of our nominating committee, are not independent directors. Our board of directors is not comprised of a majority of independent directors, and its committees are not comprised solely of independent directors, because we are a privately held company and not subject to applicable listing standards, the terms of the stockholders agreement require that certain members of our board of directors be comprised of persons affiliated with our company, the Silver Lake investors and the Troxel investors, and the one share of series A preferred stock held by Silver Lake Partners II, L.P. entitles the holder to designate one director with the power to cast one more vote than all votes entitled to be cast by all other directors. For a description of the terms of the stockholders agreement, see Item 10, “Directors, Executive Officers and Corporate Governance—Board Composition.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Auditors’ Fees

The following table shows the fees for professional audit services rendered by KPMG LLP for the audit of our annual financial statements and review of our interim financial statements for fiscal years 2010 and 2011 (in thousands).

Fees	2010	2011
Audit Fees (1)	$1,114	$1,062

(1)	In fiscal year 2010, consists of services rendered in connection with the audit of our annual financial statements ($950,000) and statutory audits ($164,000). In fiscal year 2011, consists of services rendered in connection with the audit of our annual financial statements ($925,000) and statutory audits ($137,000).

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

2. Index to Financial Statement Schedules:

Not applicable.

All schedules have been omitted because the required information is shown in the consolidated financial statements or the accompanying notes, or is not applicable or required.

3. Index of Exhibits:

Exhibit No.	Exhibit Description
2.1	Agreement and Plan of Merger between Spyglass Merger Corp. and Serena Software, Inc. dated as of November 11, 2005 (incorporated by reference to Exhibit 2.1 to the registrant’s current report on Form 8-K (File No. 000-25285), filed with the SEC on November 14, 2005)

3.1	Restated Certificate of Incorporation of Serena Software, Inc. (incorporated by reference to Exhibit 3.01 to the registrant’s current report on Form 8-K (File No. 000-25285), filed with the SEC on August 21, 2006)

3.2	Bylaws of Serena Software, Inc. (incorporated by reference to Exhibit 3.02 to the registrant’s current report on Form 8-K (File No. 000-25285), filed with the SEC on August 21, 2006)

4.1	Indenture between Serena Software, Inc., Spyglass Merger Corp. and The Bank of New York, as Trustee dated March 10, 2006 (incorporated by reference to Exhibit 99.B(2) to the registrant’s amended Schedule 13E-3 (File No. 005-58055), filed with the SEC on March 15, 2006)

4.2	Registration Rights Agreement among Serena Software, Inc., Spyglass Merger Corp., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Lehman Brothers Inc. dated March 10, 2006 (incorporated by reference to Exhibit 18 to the amended Schedule 13D (File No. 005-58055), filed by Silver Lake Partners II, L.P. with the SEC on March 16, 2006)

4.3	Form of 10 3/8% Senior Subordinated Note due 2016 (included in Exhibit 4.1)

10.1	Sublease dated December 5, 2007 between Nuance Communications, Inc. and Serena Software, Inc. (for new headquarter facilities located in Redwood City, California (incorporated by reference to Exhibit 10.3 to the registrant’s annual report on Form 10-K (File No. 000-25285), filed with the SEC on April 21, 2008)

10.2	Consent to Sublease dated December 14, 2007 among VII Pac Shores Investors, LLC, Nuance Communications, Inc. and Serena Software, Inc. (for new headquarter facilities located in Redwood City, California) (incorporated by reference to Exhibit 10.4 to the registrant’s annual report on Form 10-K (File No. 000-25285), filed with the SEC on April 21, 2008)

Exhibit No.	Exhibit Description
10.3	Credit Agreement among Spyglass Merger Corp., Serena Software, Inc., Lehman Brothers Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and UBS Securities LLC, as Joint Lead Arrangers and Joint Lead Bookrunners and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Syndication Agent, UBS Securities LLC, as Documentation Agent and the Administrative Agent dated as of March 10, 2006 (incorporated by reference to Exhibit 99.B(3) to the registrant’s amended Schedule 13E-3 (File No. 005-58055), filed with the SEC on March 15, 2006)

10.4	Security Agreement among Spyglass Merger Corp., Serena Software, Inc. and Lehman Commercial Paper Inc., as Collateral Agent dated as of March 10, 2006 (incorporated by reference to Exhibit 10.28 to the registrant’s registration statement on Form S-4 (File No. 333-133641), filed by the registrant with the SEC on April 28, 2006)

10.5	Pledge Agreement among Spyglass Merger Corp., Serena Software, Inc. and Lehman Commercial Paper Inc., as Collateral Agent dated as of March 10, 2006 (incorporated by reference to Exhibit 10.29 to the registrant’s registration statement on Form S-4 (File No. 333-133641), filed by the registrant with the SEC on April 28, 2006)

10.6†	Amendment Agreement dated as of March 2, 2011 among Serena Software, Inc., the lending institutions party to the Credit Agreement dated as of March 10, 2006, and Barclays Bank PLC, as Administrative Agent, Collateral Agent, Swingline Lender and Letter of Credit Issuer to the Credit Agreement dated as of March 10, 2006

10.7†	Amended and Restated Credit Agreement among Serena Software, Inc., Barclays Bank PLC, as Administrative Agent and Collateral Agent, Barclays Capital, as Lead Arranger, Bookrunner and Syndication Agent, and the lending institutions from time to time parties thereto, dated as of March 2, 2011

10.8†	Amended and Restated Security Agreement among Serena Software, Inc. and Barclays Bank PLC, as Collateral Agent, dated as of March 2, 2011

10.9†	Amended and Restated Pledge Agreement among Serena Software, Inc. and Barclays Bank PLC, as Collateral Agent, dated as of March 2, 2011

10.10	Stockholders Agreement among Spyglass Merger Corp., Silver Lake Partners II, L.P., Silver Lake Technology Investors II, L.P., Serena Co-Invest Partners, L.P., Integral Capital Partners VII, L.P., Douglas D. Troxel Living Trust, Change Happens Foundation and Douglas D. Troxel dated as of March 10, 2006 (incorporated by reference to Exhibit 22 to the amended Schedule 13D (File No. 005-58055), filed by Silver Lake Partners II, L.P. with the SEC on March 16, 2006)

10.11	Management Stockholders Agreement, dated as of March 7, 2006, among Spyglass Merger Corp., Silver Lake Partners II, L.P., Silver Lake Technology Investors II, L.P. and the Initial Management Investors named therein (incorporated by reference to Exhibit 23 to the amended Schedule 13D (File No. 005-58055), filed by Silver Lake Partners II, L.P. with the SEC on March 16, 2006)

10.12	Management Agreement between Spyglass Merger Corp. and Silver Lake Technology Management, L.L.C. dated as of November 11, 2005 (incorporated by reference to Exhibit 10.19 to the registrant’s registration statement on Form S-4 (File No. 333-133641), filed by the registrant with the SEC on April 28, 2006)

10.13*	Amended and Restated 1997 Stock Option Plan (incorporated by reference to Exhibit 10.2A to the registrant’s registration statement on Form S-1 (Registration No. 333-67761), filed with the SEC on February 11, 1999)

10.14*	Form of Option Agreement under the Amended and Restated 1997 Stock Option Plan (incorporated by reference to Exhibit 10.2B to the registrant’s registration statement on Form S-1 (Registration No. 333-67761), filed with the SEC on February 11, 1999)

Exhibit No.	Exhibit Description
10.15*	Form of Stock Option Buyout under the Amended and Restated 1997 Stock Option Plan (incorporated by reference to Exhibit 10.01 to the registrant’s quarterly report on Form 10-Q (File No. 000-25285), filed by the registrant with the SEC on September 12, 2008)

10.16*	Form of Notice of Exercise under the Amended and Restated 1997 Stock Option Plan (incorporated by reference to Exhibit 10.01 to the registrant’s quarterly report on Form 10-Q (File No. 000-25285), filed by the registrant with the SEC on December 12, 2008)

10.17*	2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.24 to the registrant’s amended registration statement on Form S-4/A (File No. 333-133641), filed by the registrant with the SEC on July 28, 2006)

10.18*	Form of 2006 Stock Option Grant—Time Options (incorporated by reference to Exhibit 10.25 to the registrant’s registration statement on Form S-4 (File No. 333-133641), filed by the registrant with the SEC on April 28, 2006)

10.19*	Form of 2006 Stock Option Grant—Time/Performance Options (incorporated by reference to Exhibit 10.26 to the registrant’s registration statement on Form S-4 (File No. 333-133641), filed by the registrant with the SEC on April 28, 2006)

10.20*	Restricted Stock Agreement between Spyglass Merger Corp. and Robert I. Pender, Jr. dated as of March 10, 2006 (incorporated by reference to Exhibit 25 to the amended Schedule 13D (File No. 005-58055), filed by Silver Lake Partners II, L.P. with the SEC on March 16, 2006)

10.21*	Amended and Restated 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K (File No. 000-25285) filed by registrant with the Securities and Exchange Commission on September 24, 2009)

10.22*	Form of Time and Performance Option Agreement under the Amended and Restated 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the registrant’s current report on Form 8-K (File No. 000-25285) filed by registrant with the Securities and Exchange Commission November 5, 2009)

10.23*	Form of Time Option Agreement under the Amended and Restated 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.19 to the registrant’s annual report on Form 10-K (File No. 000-25285), filed by the registrant with the SEC on April 30, 2010)

10.24*	Form of Restricted Stock Unit Agreement under the Amended and Restated 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K (File No. 000-25285) filed by registrant with the Securities and Exchange Commission on September 24, 2009)

10.25*†	Employment Agreement between Serena Software, Inc. and John Nugent dated October 28, 2009 (incorporated by reference to Exhibit 10.21to the registrant’s annual report on Form 10-K (File No. 000-25285), filed by the registrant with the SEC on April 30, 2010)

10.26*	Employment Agreement between Serena Software, Inc. and Robert I. Pender, Jr. dated as of March 10, 2006 (incorporated by reference to Exhibit 10.21 to the registrant’s registration statement on Form S-4 (File No. 333-133641), filed by the registrant with the SEC on April 28, 2006)

10.27*	Amendment No. 1 to Employment Agreement between Serena Software, Inc. and Robert I. Pender, Jr. dated as of December 31, 2008 (incorporated by reference to Exhibit 10.20 to the registrant’s annual report on Form 10-K (File No. 000-25285) filed by the registrant with the SEC on May 1, 2009)

10.28*	Form of Change in Control Agreement (incorporated by reference to Exhibit 10.18 to the registrant’s annual report on Form 10-K (File No. 000-25285), filed by the registrant with the SEC on April 30, 2007)

Exhibit No.	Exhibit Description
10.29*	Form of Amendment No. 1 to Change in Control Agreement dated as of December 31, 2008 (incorporated by reference to Exhibit 10.23 to the registrant’s annual report on Form 10-K (File No. 000-25285) filed by the registrant with the SEC on May 1, 2009)

10.30*†	Agreement and Release between Serena Software, Inc. and Carl Theobald dated February 2, 2011

10.31*	FY 2011 Executive Annual Incentive Plan (incorporated by reference to Exhibit 10.30 to the registrant’s annual report on Form 10-K (File No. 000-25285), filed by the registrant with the SEC on April 30, 2010)

12.1†	Statement of Computation of Ratio of Earnings to Fixed Charges

14.1	Financial Code of Ethics (incorporated by reference to Exhibit 14.1 to the registrant’s annual report on Form 10-K (File No. 000-25285), filed by the registrant with the SEC on April 30, 2007)

21.1†	List of Subsidiaries of Serena Software, Inc.

24.1†	Powers of Attorney (included on signature page)

31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1††	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2††	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or compensatory plan or arrangement.
†	Exhibit is filed herewith.
††	Exhibit is furnished rather than filed, and will not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 2, 2011.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of May 2, 2011.

Signature	Title

/s/ JOHN NUGENT	President, Chief Executive Officer and Director (Principal Executive Officer)
(John Nugent)

/s/ ROBERT I. PENDER, JR. (Robert I. Pender, Jr.)	Senior Vice President, Finance and Administration, Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ JOHN A. SWAINSON	Director and Chairman of the Board
(John A. Swainson)

/s/ L. DALE CRANDALL	Director
(L. Dale Crandall)

/s/ ELIZABETH HACKENSON	Director
(Elizabeth Hackenson)

/s/ GEORGE KADIFA	Director
(George Kadifa)

/s/ TODD MORGENFELD	Director
(Todd Morgenfeld)

/s/ TIMOTHY DAVENPORT	Director
(Timothy Davenport)

/s/ DOUGLAS D. TROXEL	Director
(Douglas D. Troxel)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

SERENA Software, Inc.:

We have audited the accompanying consolidated balance sheets of Serena Software, Inc. and subsidiaries as of January 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended January 31, 2011. These consolidated financial statements are the responsibility of Serena Software, Inc. and subsidiaries management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Serena Software, Inc. and subsidiaries as of January 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended January 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Mountain View, California

May 2, 2011

SERENA SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	January 31, 2010	January 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$124,996	$126,374
Accounts receivable, net of allowance of $1,480 and $1,095 at January 31, 2010 and 2011, respectively	24,799	22,903
Deferred taxes, net	5,443	4,456
Prepaid expenses and other current assets	5,333	6,152

Total current assets	160,571	159,885
Property and equipment, net	3,213	3,602
Goodwill	464,331	462,400
Other intangible assets, net	189,331	118,249
Other assets	5,776	3,901

Total assets	$823,222	$748,037

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$2,000	$7,500
Accounts payable	1,537	2,438
Income taxes payable	5,972	6,284
Accrued expenses	24,665	22,291
Accrued interest on term loan and subordinated notes	8,764	8,241
Deferred revenue	70,620	68,946

Total current liabilities	113,558	115,700
Deferred revenue, net of current portion	8,122	10,246
Long-term liabilities	4,667	4,036
Deferred taxes	61,846	36,714
Term loan	316,000	308,500
Revolving term credit facility	65,000	35,000
Senior subordinated notes	142,952	134,265

Total liabilities	712,145	644,461

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized and no shares issued and outstanding at January 31, 2010 and 2011	—	—
Series A Preferred stock, $0.01 par value; 1 share authorized, issued and outstanding at January 31, 2010 and 2011	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 98,481,641 and 98,389,625 shares issued and outstanding at January 31, 2010 and 2011, respectively	985	984
Additional paid-in capital	512,208	515,182
Accumulated other comprehensive income	18	(900)
Accumulated deficit	(402,134)	(411,690)

Total stockholders’ equity	111,077	103,576

Total liabilities and stockholders’ equity	$823,222	$748,037

See accompanying notes to consolidated financial statements.

SERENA SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	Fiscal Years Ended January 31,
	2009	2010	2011
Revenue:
Software licenses	$64,578	$49,397	$51,382
Maintenance	161,626	152,464	143,974
Professional services	34,033	22,153	19,030

Total revenue	260,237	224,014	214,386

Cost of revenue:
Software licenses	1,935	3,253	1,380
Maintenance	15,626	12,585	11,545
Professional services	31,824	21,164	18,151
Amortization of acquired technology and impairment of intangibles	35,370	41,415	33,695

Total cost of revenue	84,755	78,417	64,771

Gross profit	175,482	145,597	149,615

Operating expenses:
Sales and marketing	76,651	57,488	55,602
Research and development	33,900	32,737	31,584
General and administrative	15,847	16,600	15,939
Amortization of intangible assets	36,812	36,813	36,813
Restructuring, acquisition and other charges	6,077	7,796	5,332
Goodwill impairment and adjustments	326,677	—	1,433

Total operating expenses	495,964	151,434	146,703

Operating (loss) income	(320,482)	(5,837)	2,912

Other income (expense):
Interest income	1,498	437	212
Gain (loss) on early extinguishment of debt	8,707	4,602	(243)
Interest expense	(41,222)	(33,048)	(24,633)
Change in fair value of derivative instrument	2,639	4,277	1,616
Amortization and write-off of debt issuance costs	(2,070)	(2,158)	(1,857)

Total other income (expense)	(30,448)	(25,890)	(24,905)

Loss before income taxes	(350,930)	(31,727)	(21,993)
Income tax benefit	(11,424)	(18,705)	(12,437)

Net loss	$(339,506)	$(13,022)	$(9,556)

See accompanying notes to consolidated financial statements.

SERENA SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE LOSS

(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 31, 2008	98,549,945	$985	$513,062	$(931)	$(49,606)	$463,510

Components of comprehensive (loss):
Net (loss)	—	—	—	—	(339,506)	(339,506)
Change in foreign currency translation	—	—	—	2,339	—	2,339

Total comprehensive (loss)	—	—	—	—	—	(337,167)
Common stock options exercised	17,720	—	31	—	—	31
Repurchase of common stock	(30,518)	—	(159)	—	—	(159)
Repurchases of option rights under employee stock option plan	—	—	(1,289)	—	—	(1,289)
Amortization of stock-based compensation	—	—	(1,618)	—	—	(1,618)
Excess tax benefit from employee stock plans	—	—	352	—	—	352

Balance as of January 31, 2009	98,537,147	985	510,379	1,408	(389,112)	123,660
Components of comprehensive (loss):
Net (loss)	—	—	—	—	(13,022)	(13,022)
Change in foreign currency translation	—	—	—	(1,390)	—	(1,390)

Total comprehensive (loss)	—	—	—	—	—	(14,412)
Common stock options exercised	6,028	—	21	—	—	21
Repurchase of common stock	(61,534)	—	(212)	—	—	(212)
Repurchases of option rights under employee stock option plan	—	—	(577)	—	—	(577)
Cash option exchange	—	—	(84)	—	—	(84)
Amortization of stock-based compensation	—	—	2,854	—	—	2,854
Tax shortfall from employee stock plans	—	—	(173)	—	—	(173)

Balance as of January 31, 2010	98,481,641	985	512,208	18	(402,134)	111,077
Components of comprehensive (loss):
Net (loss)	—	—	—	—	(9,556)	(9,556)
Change in foreign currency translation	—	—	—	(537)	—	(537)
Currency translation gain from liquidation of foreign entities included in net loss	—	—	—	(381)	—	(381)

Total comprehensive (loss)	—	—	—	—	—	(10,474)
Common stock options exercised	20,665	—	24	—	—	24
Repurchase of common stock	(112,681)	(1)	(346)	—	—	(347)
Repurchases of option rights under employee stock option plan	—	—	(61)	—	—	(61)
Amortization of stock-based compensation	—	—	3,585	—	—	3,585
Tax shortfall from employee stock plans	—	—	(228)	—	—	(228)

Balance as of January 31, 2011	98,389,625	$984	$515,182	$(900)	$(411,690)	$103,576

See accompanying notes to consolidated financial statements

SERENA SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Years Ended January 31,
	2009	2010	2011
Cash flows from operating activities:
Net loss	$(339,506)	$(13,022)	$(9,556)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of acquired technology and other intangibles, and impairment of other intangibles	76,358	83,538	73,535
Deferred income taxes	(23,612)	(26,165)	(25,343)
Tax benefit (shortfall) from employee stock plans	352	(173)	(228)
(Gain) loss on early extinguishment of debt	(8,707)	(4,602)	243
Interest expense on term credit facility and subordinated notes, net of interest paid	(1,154)	(452)	(521)
Fair market value adjustment on the interest rate swap	(2,639)	(4,277)	(1,616)
Amortization and write-off of debt issuance costs	2,070	2,158	1,857
Stock-based compensation	(1,618)	2,854	3,585
Acquisition, restructure and other charges	(500)	—	(380)
Goodwill impairment and adjustments	326,677	—	1,433
Changes in operating assets and liabilities:
Accounts receivable	9,071	5,662	1,896
Prepaid expenses and other assets	(473)	289	(801)
Accounts payable	264	(717)	778
Income taxes payable	3,424	(4,104)	1,116
Accrued expenses	(1,578)	1,044	(429)
Deferred revenue	(1,973)	(3,283)	450

Net cash provided by operating activities	36,456	38,750	46,019

Cash flows used in investing activities:
Capital expenditures	(3,922)	(760)	(2,385)
Capital expenditures for internal use software	(5,783)	(3,567)	(403)
Cash paid in acquisitions, net of cash received	(1,948)	(400)	—

Net cash used in investing activities	(11,653)	(4,727)	(2,788)

Cash flows provided by (used in) financing activities:
Common stock repurchased under stock repurchase plans	(159)	(212)	(347)
Repurchase of option rights under employee stock option plan	(1,364)	(661)	(63)
Exercise of stock options under employee stock option plan	31	21	24
Principal borrowings under the term credit facility and senior subordinated notes	65,000	—	—
Principal payments and early extinguishments under the term credit facility and senior subordinated notes	(23,910)	(21,829)	(40,930)

Net cash provided by (used in) financing activities	39,598	(22,681)	(41,316)

Effect of exchange rate changes on cash and cash equivalents	2,339	(1,390)	(537)

Net increase in cash and cash equivalents	66,740	9,952	1,378
Cash and cash equivalents at beginning of year	48,304	115,044	124,996

Cash and cash equivalents at end of year	$115,044	$124,996	$126,374

Supplemental disclosures of cash flow information:
Income taxes paid, net of refunds	$5,031	$11,288	$11,042

Interest expense paid	$42,245	$33,500	$25,154

Non-cash investing and financing activity:
Non-cash consideration payable to shareholders in acquisitions	$132	$—	$—

See accompanying notes to condensed consolidated financial statements

SERENA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended January 31, 2009, 2010 and 2011

(1)     Description of Business and Summary of Significant Accounting Policies

(a)     Description of Business

SERENA Software, Inc. (“SERENA” or the “Company”) is the largest global independent software company in terms of revenue solely focused on managing change across information technology, or IT, environments. The Company’s products and services primarily address the complexity of application lifecycle management, and are used by customers to manage the development of, and control change in, mission critical applications within both mainframe and distributed systems environments. In addition, the Company provides products and services to enable customers to rapidly address business process management challenges through the use of visually designed process workflows. The Company’s products and services allow customers to orchestrate and manage their application development, IT and business processes by automating and integrating disparate ALM products and processes, improving process visibility and consistency, enhancing software integrity, mitigating application development risks, supporting auditability and regulatory compliance, and boosting productivity. The Company’s revenue is generated by software licenses, maintenance contracts and professional services. The Company’s software products are typically installed within customer IT environments and generally accompanied by renewable annual maintenance contracts.

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

SERENA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2009, 2010 and 2011

(1)     Description of Business and Summary of Significant Accounting Policies—(Continued)

using current exchange rates for balance sheet accounts and average rates during the period for income statement accounts. Translation adjustments are recorded as components of comprehensive income or loss in the consolidated statements of stockholders’ equity. Foreign currency transaction gains and losses are included in operating expenses, and have not been material to date.

(f)     Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. As of January 31, 2010 and 2011, cash equivalents consisted of money market funds.

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

Interest income consists principally of earnings generated from interest-bearing accounts held by the Company.

Cash and cash equivalents consisted of the following as of January 31, 2010 and 2011 (in thousands):

	As of January 31, 2010			As of January 31, 2011
	Cost	Unrealized Losses	Cost	Cost	Unrealized Losses	Market
Cash and Cash Equivalents:
Cash	$28,820	$—	$28,820	$23,571	$—	$23,571
Money Market Funds	96,176	—	96,176	102,803	—	102,803

	$124,996	$—	$124,996	$126,374	$—	$126,374

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

SERENA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2009, 2010 and 2011

(1)     Description of Business and Summary of Significant Accounting Policies—(Continued)

	Balance at Beginning of Period	Additions- Charges to Expenses	(a) Deductions & Write- offs	Balance at End of Period
Year Ended January 31, 2009:
Allowance for doubtful accounts	$1,027	$134	$(512)	$649
Year Ended January 31, 2010:
Allowance for doubtful accounts	$649	$898	$(67)	$1,480
Year Ended January 31, 2011:
Allowance for doubtful accounts	$1,480	$50	$(435)	$1,095

(a)	Deductions related to the allowance for doubtful accounts represent amounts written off against the allowance.

(h)     Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, generally three to five years.

(i)     Goodwill and Other Intangible Assets

Goodwill represents the excess of cost over the fair value of net assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination that are determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives and are reviewed for impairment.

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

For website development costs and the development costs related to the Company’s on-demand application services, the Company capitalized qualifying computer software costs, incurred during the application development stage. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. The Company capitalized $5.8 million, $3.6 million and no costs in the fiscal years ended January 31, 2009, 2010 and 2011, respectively. The Company has also capitalized certain other costs totaling $0.0 million, $0.0 million and $0.4 million in fiscal 2009, 2010 and 2011, respectively, associated with computer software it has acquired for internal use. These capitalized costs will be amortized on a straight line basis over the expected useful life of the software, ranging from three to five years, beginning on the date the application becomes available for its intended use.

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

SERENA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2009, 2010 and 2011

(1)     Description of Business and Summary of Significant Accounting Policies—(Continued)

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

SERENA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2009, 2010 and 2011

(1)     Description of Business and Summary of Significant Accounting Policies—(Continued)

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

Persuasive evidence of an arrangement exists. It is Serena’s customary practice to have a written contract signed by both the customer and Serena, or a purchase order or purchase authorization from those customers whose standard practice is to employ such instruments.

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

Our VSOE for certain elements of an arrangement is based upon the pricing in comparable transactions when the element is sold separately. VSOE for post contract support services are primarily based upon customer renewal history where the services are sold separately. VSOE for professional services is also based upon the price charged when the services are sold separately.

For multiple element arrangements, VSOE must exist for the undelivered elements to allocate the total fee among all delivered and non-essential undelivered elements of the arrangement. If the undelivered elements of

SERENA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2009, 2010 and 2011

(1)     Description of Business and Summary of Significant Accounting Policies—(Continued)

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

(p)     Segment Reporting

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

SERENA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2009, 2010 and 2011

(1)     Description of Business and Summary of Significant Accounting Policies—(Continued)

information is identical to the information presented in the accompanying consolidated statements of operations. The Company has determined that it operates in a single operating and reportable segment: enterprise change management software.

Geographic information

	Fiscal Years Ended January 31,
	2009	2010	2011
Revenues:
United States of America:
Software licenses	$37,646	$32,008	$31,075
Maintenance and professional services	133,252	120,848	111,679

Total United States of America	170,898	152,856	142,754

Europe, Asia and South America:
Software licenses	26,932	17,389	20,307
Maintenance and professional services	62,407	53,769	51,325

Total Europe, Asia and South America	89,339	71,158	71,632

Total	$260,237	$224,014	$214,386

The Company operates in the United States of America, Europe, the Asia Pacific region and Latin America. In general, revenues are attributed to the country in which the contract originates.

	As of January 31,
	2010	2011
	(In thousands)
Property and equipment:
United States of America	$2,627	$1,964
Europe, Asia and South America	586	1,638

Total	$3,213	$3,602

Other information

In the fiscal years ended January 31, 2009, 2010 and 2011, 62%, 58% and 58%, respectively, of the Company’s total software license revenue came from the Company’s distributed systems products and 38%, 42% and 42%, respectively, came from the Company’s mainframe products.

Major customers

No customer accounted for 10% or more of consolidated revenues in fiscal 2009, 2010 or 2011.

(q)     Advertising

Advertising costs are expensed as incurred. Advertising expense is included in sales and marketing expense and amounted to $6.1 million, $3.8 million and $3.1 million in the fiscal years ended January 31, 2009, 2010 and 2011, respectively.

SERENA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2009, 2010 and 2011

(1)     Description of Business and Summary of Significant Accounting Policies—(Continued)

(r)    Recently Issued Accounting Standards

In December 2010, the Financial Accounting Standards Board (“FASB”) issued an amendment regarding modification to Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. We do not anticipate any impact from our adoption of this guidance since our reporting unit does not have a zero or negative carrying amount at January 31, 2011.

In January 2010, the FASB issued an amendment regarding improving disclosures about fair value measurements. This new guidance requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company does not expect adoption of this guidance to have an impact on its consolidated financial position or results of operations.

In October 2009, the FASB issued Accounting Standards Updated (“ASU”) No. 2009–13, Multiple–Deliverable Revenue Arrangements, (“ASU 2009–13”). ASU 2009–13 amends existing revenue recognition accounting pronouncements that are currently within the scope of FASB ASC Subtopic 605-25. The new standard provides accounting principles and application guidance on whether certain non-software multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and also eliminates the residual method of allocating arrangement consideration. The new guidance provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. Under the previous guidance, if the fair value of all of the undelivered elements in the arrangement was not determinable, then revenue was generally deferred until all of the items were delivered or fair value was determined. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. This guidance will not be effective for the Company until the first quarter of fiscal 2012. Early adoption is permitted. The Company’s adoption of this guidance on February 1, 2011 did not have any material impact on its consolidated financial position or results of operations.

SERENA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2009, 2010 and 2011

(2) Property	and Equipment

Property and equipment, with economic useful lives ranging from three years to seven years, consisted of the following (in thousands):

	As of January 31,
	2010	2011
Computers and equipment	$9,289	$10,047
Furniture and fixtures	7,156	7,117

	16,445	17,164
Less: accumulated depreciation	13,232	13,562

	$3,213	$3,602

Depreciation expense was $4.2 million, $5.3 million and $3.0 million in fiscal year 2009, 2010 and 2011, respectively.

(3) Goodwill	and Other Intangible Assets

(a)    Goodwill:

Goodwill is not amortized but instead is periodically tested for impairment. The annual impairment test is performed in the fourth fiscal quarter each year and has been performed in each of the fourth quarters of fiscal years 2009, 2010 and 2011. Goodwill is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. Factors the Company considers important that could trigger an impairment review include, but are not limited to, significant under-performance relative to expected, historical or projected future operating results, significant changes in the manner of the Company’s use of acquired assets or the strategy for the Company’s overall business, or significant negative economic trends. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. This determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting unit and compares it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill.

The Company completed this test during the fourth quarters of fiscal year 2010 and 2011 and did not record an impairment loss on goodwill in either of those fiscal years.

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

SERENA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2009, 2010 and 2011

(3) Goodwill	and Other Intangible Assets —(Continued)

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

The change in the carrying amount of goodwill for the fiscal years ended January 31, 2010 and 2011 is as follows (in thousands):

Balance as of January 31, 2009	$462,042
Finalization of purchase accounting allocation with respect to the Projity acquisition	2,289

Balance as of January 31, 2010	464,331
Correction of immaterial error—purchase accounting allocation for the Projity acquisition	(1,931)

Balance as of January 31, 2011	$462,400

(b)    Other Intangible Assets:

Other intangible assets are comprised of the following (in thousands):

	As of January 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Acquired technology	$178,699	$(141,332)	$37,367
Customer relationships	278,900	(135,998)	142,902
Trademark/Trade name portfolio	14,300	(6,982)	7,318
Capitalized software	7,130	(5,386)	1,744

Total	$479,029	$(289,698)	$189,331

SERENA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2009, 2010 and 2011

(3) Goodwill	and Other Intangible Assets—(Continued)

	As of January 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Acquired technology	$178,699	$(175,027)	$3,672
Customer relationships	278,900	(171,014)	107,886
Trademark/Trade name portfolio	14,300	(8,779)	5,521
Capitalized software	6,346	(5,176)	1,170

Total	$478,245	$(359,996)	$118,249

Estimated amortization expense:
For year ending January 31, 2012	$40,858
For year ending January 31, 2013	36,798
For year ending January 31, 2014	36,690
For year ending January 31, 2015	3,903
For year ending January 31, 2016	—
Thereafter	—

Total	$118,249

As of January 31, 2011, the weighted average remaining amortization period for acquired technology is 1 month; trademark/trade name portfolio is 37 months; customer relationships is 37 months and capitalized software is 7 months. The total weighted average remaining amortization period for all identifiable intangible assets is 23 months. Aggregate amortization expense of acquired technology was $35.4 million, $41.4 million and $33.7 million in the fiscal years ended January 31, 2009, 2010 and 2011, respectively. Aggregate amortization expense of other intangible assets was $36.8 million in each of the fiscal years in the three year period ended January 31, 2011. Aggregate amortization expense of acquired technology in fiscal year 2010 included a charge for impairment of intangibles totaling $6.8 million. There were no impairment charges in fiscal year 2009 or 2011.

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

SERENA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2009, 2010 and 2011

(4) Accrued	Expenses

(a)    Total Accrued Expenses

Total accrued expenses consisted of the following (in thousands):

	As of January 31,
	2010	2011
Management incentive bonuses and commissions	$6,079	$6,054
Payroll-related items	4,873	4,771
Royalties	275	405
Restructuring charges and accruals (Note 4(b))	1,766	1,810
Derivative instrument	1,616	—
Other	10,056	9,251

	$24,665	$22,291

(b)    Restructuring Charges and Accruals:

In April 2009, and again in September 2009, December 2009, March 2010 and February 2011, in response to the general weakening of the worldwide economy, an expected continued slowdown in IT spending and a decline in the Company’s license revenue, the Company announced and began to execute plans to reduce its workforce by approximately 7%, or 50 positions, 7%, or 49 positions, 2%, or 11 positions, 5%, or 33 positions, and 5%, or 28 positions, respectively, affecting all parts of the organization. The Company has realized and expects to continue to realize cost savings going forward as a result of these restructurings and other cost saving initiatives. These restructurings are substantially complete, and in connection with these actions, the Company recorded restructuring charges in the fiscal years ended January 31, 2010 and 2011 consisting principally of severance, payroll taxes and other employee benefits totaling $3.1 million and $2.0 million, respectively, and facilities closures, legal and other miscellaneous costs totaling $2.4 million and $0.6 million, respectively. The nature of the restructuring charges and the amounts paid and accrued as of January 31, 2010 and 2011 are summarized as follows (in thousands):

	Severance, payroll taxes and other employee benefits	Facilities closures, legal and other miscellaneous (1)	Total restructuring charges and accruals
Balances as of January 31, 2009	$279	$—	$279
Accrued	3,130	2,449	5,579
Paid	(3,325)	(767)	(4,092)

Balances as of January 31, 2010	84	1,682	1,766
Accrued	1,998	600	2,598
Paid	(735)	(1,493)	(2,228)
Adjustments (2)	—	(326)	(326)

Balances as of January 31, 2011	$1,347	$463	$1,810

SERENA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2009, 2010 and 2011

(4) Accrued	Expenses—(Continued)

(1)	For the fiscal year ended January 31, 2010, contract termination costs accrued related to abandoned facilities leases totaled $2.2 million and will be paid out over the remaining lease terms ranging from 10 months to 29 months, and legal and other miscellaneous costs accrued totaled $0.2 million. For the fiscal year ended January 31, 2011 contract termination costs accrued related to an abandoned facility lease totaled $0.4 million and will be paid out over the remaining lease term of 17 months, and legal and other miscellaneous costs accrued totaled $0.2 million.
(2)	The adjustment in fiscal year 2011 was the result of actual sub-lease income on an abandoned facility being higher than originally estimated.

Restructuring accruals at January 31, 2010 and 2011 totaling $1.8 million and $1.8 million, respectively, are reflected in accrued expenses in the Company’s consolidated balance sheets.

The agreements underlying the Company’s senior subordinated notes and the Credit Facility include financial covenants based on Adjusted EBITDA and restructuring, acquisition and other charges are a component of that computation. These charges have been included as a separate line within operating expenses in the Company’s consolidated statements of operations and are categorized as follows for the fiscal years ended January 31, 2009, 2010 and 2011 (in thousands):

	Fiscal Years Ended January 31,
	2009	2010	2011
Sponsor fees, administration fees and other costs related to the Merger and the issuance of debt	$1,211	$1,226	$1,238
Restructuring charges consisting principally of severance, payroll taxes and other employee benefits, facilities closures and legal and other miscellaneous costs (1)	2,215	5,579	2,272
Other redundancy costs not related to our restructuring plans including severance and other employee related costs, costs to establish or liquidate entities, and other miscellaneous costs not part of ongoing operations	2,651	991	1,822

Total restructuring, acquisition and other charges	$6,077	$7,796	$5,332

(5) Mergers	and Acquisitions

On September 12, 2008, the Company acquired Projity Incorporated, a Nevada corporation and provider of open source and on demand project management solutions. The acquisition was accounted for using the purchase method of accounting, and accordingly, the results of operations of Projity are included in the Company’s consolidated financial statements from September 12, 2008.

With the acquisition of Projity, the Company acquired project management software technology to incorporate this technology into its products.

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

Fiscal Years Ended January 31, 2009, 2010 and 2011

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

Fiscal Years Ended January 31, 2009, 2010 and 2011

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

As of January 31, 2011, a total of 11,928,823 shares of common stock were reserved for issuance upon the exercise of stock options and for the future grant of stock options or awards under the Amended 2006 Plan.

The fair value of each stock option grant under the stock option plans is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used just prior to the completion of the tender offer for grants in the abbreviated period from February 1, 2009 through October 16, 2009, in the tender offer of October 2009 and post the tender offer for the abbreviated period from October 17, 2009 through January 31, 2010 and the fiscal year ended January 31, 2011.

	Fiscal Year Ended January 31, 2010
	Abbreviated Period Post Tender Offer from October 17, 2009 through January 31, 2010	Tender Offer (1)	Abbreviated Period from February 1, 2009 through October 16, 2009 Just Prior to the Tender Offer (2)	Fiscal Year Ended January 31, 2011
Expected life (in years)	3.0 to 4.0	3.3	3.0 to 4.0	2.2 to 3.0
Risk-free interest rate	0.2% to 1.3%	1.49%	1.6% to 2.5%	0.2% to 1.5%
Volatility	31% to 38%	41.5%	31% to 35%	16% to 38%

(1)	The fair value of each stock option grant under the tender offer was estimated on the date of grant, or option exchange, using the Black-Scholes option-pricing model for the new options net of the fair value of the old options being exchanged just immediately before the option exchange also using the Black-Scholes option-pricing model.
(2)	All options granted during the first six months of the fiscal year ended January 31, 2010 were tendered for new options or exchanged for cash in the October 2009 tender offer and none of the options granted just prior to the tender offer in the abbreviated period from August 1, 2009 through October 16, 2009 were eligible for exchange of new options or cash in the October 2009 tender offer.

SERENA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2009, 2010 and 2011

(6) Stock-Based	Compensation—(Continued)

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

General Stock Option Information

The following table sets forth the summary of option activity under our stock option programs for the fiscal years ended January 31, 2010 and 2011:

	Options Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price
Balances as of January 31, 2009	2,106,014	12,777,404	$4.58
Granted	(245,000)	245,000	$3.36
Exercised	—	(504,752)	$4.31
Cancelled	1,729,591	(1,729,591)	$5.04

Balances as of October 16, 2009 just prior to the October 2009 tender offer	3,590,605	10,788,061	$4.49
Options exchanged as part of the tender offer	8,640,000	(8,640,000)	$5.07
New options granted as part of the tender offer	(8,640,000)	8,640,000	$3.00
Options repurchased in the cash tender offer	—	(300,500)	$5.01
Granted	(2,690,000)	2,690,000	$3.00
Exercised	—	(37,435)	$1.25
Cancelled(1)	—	(10,801)	$1.25
Cancelled	2,916,924	(2,916,924)	$3.07
Restricted stock units granted, net of cancellations(2)	(1,820,000)	—	—

Balances as of January 31, 2010	1,997,529	10,212,401	$2.76
Granted	(1,680,000)	1,680,000	$3.12
Exercised	—	(62,337)	$1.25
Cancelled(1)	—	(18,770)	$1.25
Cancelled	764,642	(764,642)	$3.38
Restricted stock units granted, net of cancellations(2)	(200,000)	—	—

Balances as of January 31, 2011(3)	882,171	11,046,652	$2.79

SERENA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2009, 2010 and 2011

(6) Stock-Based	Compensation—(Continued)

(1)	Represents cancelled “Roll Over” options which are not returned to the available-for-grant stock option pool.
(2)	Restricted stock units are granted from the stock option pool. In fiscal 2010, a total of 2,300,000 units were issued net of 480,000 units that were subsequently cancelled. In fiscal 2011, a total of 300,000 units were issued net of 100,000 units that were subsequently cancelled. See “Restricted Stock Units” below for further details.
(3)	The number of options vested and expected to vest as of January 31, 2011 is 10,903,283 and has a weighted average exercise price of $2.78.

Information regarding the stock options outstanding at January 31, 2011 is summarized as follows:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.25	1,470,466	2.35 years	$1.25	1,470,466	$1.25
$3.00	7,896,186	7.74 years	$3.00	3,411,876	$3.00
$3.08	1,005,000	9.24 years	$3.08	294,639	$3.08
$3.19	675,000	8.60 years	$3.19	39,998	$3.19

	11,046,652	7.21 years	$2.79	5,216,979	$2.51

(1)	The table shows options without consideration of expected forfeitures. The Company estimates its forfeiture rate to be approximately 2%.
(2)	Total stock options outstanding at January 31, 2011 consist of 4,951,855 performance-based options, 4,624,331 time-based options and 1,470,466 roll over options. The Company presently does not record compensation expense associated with performance-based options because management believes their vesting is not probable.

The aggregate intrinsic value for options outstanding and options exercisable as of January 31, 2011 was $8.8 and $5.6 million, respectively.

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

SERENA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2009, 2010 and 2011

(6) Stock-Based	Compensation—(Continued)

The following table sets forth the summary of restricted stock award activity under our restricted stock agreement for the fiscal years ended January 31, 2010 and 2011:

	Non-Vested Shares	Weighted Average Grant Date Fair Value
Balances as of January 31, 2009	307,200	$5.00
Granted	—	$—
Cancelled	—	$—

Balances as of January 31, 2010	307,200	$5.00
Granted	—	$—
Restricted stock awards released upon vesting	(307,200)	$5.00
Cancelled	—	$—

Balances as of January 31, 2011	—	$—

Restricted Stock Units

The Company has entered into restricted stock agreements with certain of its employees. These units are unvested and subject to each employee’s continued employment with the Company for a period of three years from the date of issuance. In addition, if the Company is subject to a “change in control” or an “initial public offering” (as defined in these agreements) while the employee remains an employee of the Company, his or her remaining unvested restricted stock units will immediately vest in part or in full depending on the price per share at the time of such event.

The following table sets forth the summary of restricted stock units activity under our restricted stock purchase agreements for the fiscal years ended January 31, 2010 and 2011:

	Non-Vested Shares	Weighted Average Grant Date Fair Value
Balances as of January 31, 2009	—	$—
Granted	2,300,000	$3.00
Cancelled	(480,000)	$3.00

Balances as of January 31, 2010	1,820,000	$3.00
Granted	300,000	$3.10
Cancelled	(100,000)	$3.00

Balances as of January 31, 2011	2,020,000	$3.01

The aggregate intrinsic value for restricted stock units outstanding as of January 31, 2011 was $7.2 million. There were no restricted stock units exercisable as of January 31, 2011.

As of January 31, 2011, total unrecognized compensation costs related to unvested stock options and restricted stock was $8.2 million. Costs related to unvested stock options are expected to be recognized over a period of 3 to 3.5 years and costs related to the restricted stock are expected to be recognized over a period of 3 to 4 years from grant date.

SERENA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2009, 2010 and 2011

(6) Stock-Based	Compensation—(Continued)

Stock-based compensation expense for the fiscal years ended January 31, 2009, 2010 and 2011 is categorized as follows (in thousands):

	Fiscal Years Ended January 31,
	2009 (1)	2010	2011
Cost of maintenance	$(48)	$86	$94
Cost of professional services	(119)	52	63

Stock-based compensation (benefit) expense in cost of revenue	(167)	138	157

Sales and marketing	(1,046)	554	541
Research and development	(399)	769	796
General and administrative	(6)	1,393	2,091

Stock-based compensation (benefit) expense in operating expense	(1,451)	2,716	3,428

Total stock-based compensation (benefit) expense	(1,618)	2,854	3,585
Income tax expense (benefit)	631	(1,108)	(1,393)

Total stock-based compensation (benefit) expense, net of tax	$(987)	$1,746	$2,192

(1)	In the fourth quarter of fiscal year 2009, the Company determined that the performance condition on certain performance-based options were improbable of achievement. This resulted in the reversal of all previously recorded stock-based compensation expense on such options totaling $5.1 million.

(7) Income	Taxes

Income before income taxes related to foreign operations was $15.6 million, $5.5 million and $9.3 million in fiscal 2009, 2010 and 2011, respectively. The expense (benefit) for income taxes consisted of the following (in thousands):

	Fiscal Years Ended January 31,
	2009	2010	2011
Current:
Federal	$6,354	$6,472	$10,102
State	1,420	1,262	923
Foreign	4,414	(274)	1,881

	12,188	7,460	12,906

Deferred:
Federal	(20,096)	(21,229)	(21,348)
State	(3,964)	(4,299)	(3,890)
Foreign	448	(637)	(105)

	(23,612)	(26,165)	(25,343)

Total income tax benefit	$(11,424)	$(18,705)	$(12,437)

SERENA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2009, 2010 and 2011

(7) Income	Taxes—(Continued)

The Company’s effective tax rate differs from the statutory federal income tax rate of 35% for fiscal 2009, 2010 and 2011 primarily due to the following (in thousands):

	Fiscal Years Ended January 31,
	2009	2010	2011
Tax expense (benefit) at federal statutory rate	$(122,826)	$(11,105)	$(7,698)
Research and experimentation credit	(840)	(479)	(571)
State tax, net of federal effect	(1,761)	(1,861)	(1,550)
Foreign rate differential	8	(2,288)	706
Change in reserves for uncertain tax positions	349	(2,496)	(2,493)
Impairment of goodwill and other intangibles	114,337	—	502
Domestic Manufacturing Deduction	(484)	(588)	(1,083)
Other	(207)	112	(250)

Total income tax benefit	$(11,424)	$(18,705)	$(12,437)

The cumulative amount of unremitted foreign earnings that are considered to be permanently invested outside the United States and on which no U.S. taxes have been provided were approximately $37.8 million, $26.1 million and $32.8 million in fiscal 2009, 2010 and 2011, respectively. If the Company was to remit these earnings, foreign tax credits may become available under current law to reduce the resulting U.S. income tax liability. However, determination of the U.S. income tax liability if such amounts were remitted is not practicable.

The Company’s net deferred tax assets (liabilities) are summarized as follows (in thousands):

	As of January 31,
	2010	2011
Deferred tax assets:
Allowance for doubtful accounts	$309	$300
Accrued expenses	2,037	1,249
Deferred revenue	2,271	2,537
State taxes	2,626	1,252
Long lived assets acquired in a business combination, net	544	189
NOL and tax credits carryforward	8,504	6,869
Other	3,215	3,366

Gross deferred tax assets	19,506	15,762
Valuation allowance	(96)	(339)

Net deferred tax assets	19,410	15,423

Deferred tax liabilities:
Long lived assets acquired in a business combination, net	(72,508)	(44,278)
Property and equipment, net	(235)	(18)
Other	(3,070)	(3,385)

Total deferred tax liabilities	(75,813)	(47,681)

Net deferred tax liabilities	$(56,403)	$(32,258)

SERENA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2009, 2010 and 2011

(7) Income	Taxes—(Continued)

The Company recorded a valuation allowance of $0.1 million and $0.3 million at January 31, 2010 and January 31, 2011, respectively. The valuation allowance decreased $7.0 million, $0.7 million for the years ended January 31, 2009 and 2010, respectively. The valuation allowance increased $0.2 million for the year ended January 31, 2011.

Because the Company has future reversing taxable temporary differences sufficient to recover most deductible temporary differences, a valuation allowance has only been necessary for certain net operating loss carryforwards whose realizability is limited by change of ownership rules. At January 31, 2011, the Company had U.S. federal and state net operating loss carryforwards of approximately $13.4 million and $4.2 million, respectively. The U.S. federal and state losses will begin expiring in 2020 and 2014, respectively, if not utilized. The Company’s net operating losses are limited by the annual limitations described in Section 382 of the Internal Revenue Code. At January 31, 2011, the Company had no U.S. federal tax credit carryforwards and it had state tax credit carryforwards of approximately $1.5 million. The state research and development credit carryforwards will carryforward indefinitely.

The Company had total federal, state and foreign unrecognized tax benefits of $7.8 million and $3.8 million, including interest of $1.7 million and $0.9 million at January 31, 2010 and January 31, 2011, respectively. Of the total unrecognized tax benefits, $6.0 million and $2.9 million, if recognized, would reduce the Company’s effective tax rate in the period of recognition for the respective years.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

	Total Gross Unrecognized Tax Benefits, Excluding Interest
	Fiscal 2010	Fiscal 2011
Balance at beginning of year	$8,575	$6,035
Increases related to current year tax positions	1,224	145
Increases related to prior year tax positions	—	16
Decreases related to prior year tax positions	(135)	(1,289)
Decreases related to lapsing of statute of limitations	(1,054)	—
Decreases related to settlements with taxing authorities	(2,575)	(2,024)

Balance at end of year	$6,035	$2,883

The Company files tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The statute of limitations on our federal and major state tax return filings remains open for the years ended January 31, 2006 through January 31, 2010. The statute of limitations on U.K. income tax filings remains open for the years ended January 31, 1999 through January 31, 2010. The Company does not believe that it is reasonably possible that our unrecognized tax benefits will materially change in the next twelve months.

SERENA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2009, 2010 and 2011

(8) Commitments	and Contingencies

(a) Leases and debt

The Company has non-cancelable operating lease agreements for office space that expire between calendar 2011 and 2018. Minimum payments including operating leases and debt for the five succeeding years as of January 31, 2011, are as follows (in thousands):

	Payment Due by Period (2)
	Total	Fiscal year ended January 31,					Thereafter
		2012	2013	2014	2015	2016
Operating lease obligations	$7,449	$2,954	$1,060	$634	$559	$561	$1,681
Credit Facility:
Senior secured term loan due March 10, 2013	124,899	7,500	—	117,399	—	—	—
Senior secured term loan due March 10, 2016	191,101	—	—	—	—	—	191,101
Revolving term credit facility due March 10, 2012	25,667	—	25,667	—	—	—	—
Revolving term credit facility due March 10, 2015	9,333	—	—	—	—	9,333	—
Senior subordinated notes due March 15, 2016	134,265	—	—	—	—	—	134,265
Scheduled interest on debt (1)	121,876	26,094	25,359	22,894	22,556	22,204	2,769

	$614,590	$36,548	$52,086	$140,927	$23,115	$32,098	$329,816

(1)	Scheduled interest on debt is calculated through the instruments due date and assumes no principal paydowns or borrowings. Scheduled interest on debt includes the seven year senior secured term loan due March 10, 2013 at an annual rate of 2.30344%, which is the rate in effect as of March 2, 2011, the seven year senior secured term loan with an extended due date of March 10, 2016 at an annual rate of 4.30344%, which is the rate in effect as of March 2, 2011, the partially drawn six year revolving term credit facility due March 10, 2012 at an annual rate of 2.30344%, which is the rate in effect as of March 2, 2011, the partially drawn six year revolving term credit facility with an extended due date of March 10, 2015 at an annual rate of 4.30344%, which is the rate in effect as of March 2, 2011, the commitment fee on the unutilized amount of the six year revolving term credit facility due March 10, 2012 at the stated annual rate of 0.5%, and the ten year senior subordinated notes due March 15, 2016 at the stated annual rate of 10.375%.
(2)	This table excludes the Company’s unrecognized tax benefits totaling $2.9 million as of January 31, 2011 since the Company has determined that the timing of payments with respect to these liabilities cannot be reasonably estimated.

Rent expense was $6.6 million, $5.5 million and $4.6 million for the fiscal years ended January 31, 2009, 2010 and 2011, respectively.

(b)    Licensing and Other Agreements

The Company has commitments under licensing agreements that provide for payments based on revenues of certain products. For the fiscal years ended January 31, 2009, 2010 and 2011, the Company’s fees paid or accrued under these license agreements were $0.9 million, $1.0 million and $1.0 million, respectively.

SERENA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2009, 2010 and 2011

(8) Commitments	and Contingencies—(Continued)

(c)    Customer Indemnification

From time to time, the Company agrees to indemnify its customers against liability if the Company’s products infringe a third party’s intellectual property rights. As of January 31, 2011, the Company was not subject to any pending litigation alleging that the Company’s products infringe the intellectual property rights of any third parties.

(9) Debt

Debt as of January 31, 2010 and 2011 consists of the following (in thousands):

	As of January 31,
	2010	2011
Senior secured term loan, due March 10, 2013, three-month LIBOR plus 2.00%	$318,000	$316,000
Revolving term credit facility, due March 10, 2012, three-month LIBOR plus 2.00%	65,000	35,000
Senior subordinated notes, due March 15, 2016, 10.375%	142,952	134,265

Total long-term debt	525,952	485,265
Less current portion	2,000	7,500

Total long-term debt, less current portion	$523,952	$477,765

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

Fiscal Years Ended January 31, 2009, 2010 and 2011

(9) Debt—(Continued)

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

Amended and Restated Senior Secured Credit Agreement. On March 2, 2011 the Company entered into an amendment to our senior secured credit agreement to extend the final maturity date for the repayment of a portion of outstanding term loans, extend the commitment termination date of the commitments for a portion of the revolving credit facility and provide for additional flexibility in the financial covenants under the senior secured credit agreement. As a result of the amendment, $191.1 million of the existing term loans were extended and will mature on March 10, 2016 (the “extended term loans”), and $20.0 million of the existing revolving credit commitments were extended and will terminate on March 10, 2015 (the “extended revolving credit commitments”). The $124.9 million of the existing term loans that were not extended (the “non-extended term loans”), and the $55.0 million of the existing revolving credit commitments that were not extended (the “non-extended revolving credit commitments”) will continue to mature on March 10, 2013 and March 10, 2012, respectively. The Company refers to the extended term loans and extended revolving credit commitments collectively as the “extended facilities,” and the non-extended term loans and non-extended credit commitments collectively as the “non-extended facilities”. As a result of the amendment, the interest rate margins were increased by 200 basis points for the extended facilities. In addition, the maximum total leverage ratio will step up to 5.50x through the test periods ending on July 31, 2012 and will step down to 5.00x thereafter for both the extended facilities and non-extended facilities. After giving effect to the amendment, the aggregate principal amount outstanding under the senior secured credit agreement did not change. In connection with the amendment, Lehman Commercial Paper Inc. resigned as administrative agent, collateral agent, swingline lender and letter of credit issuer under the senior secured credit agreement and was replaced by Barclays Bank PLC.

Senior Subordinated Notes

The Company has outstanding $134.3 million principal amount of senior subordinated notes, which bear interest at a rate of 10.375%, payable semi-annually on March 15 and September 15, and which mature on March 15, 2016. Each of our domestic subsidiaries that guarantees the obligations under the Company’s senior secured credit agreement will jointly, severally and unconditionally guarantee the notes on an unsecured senior subordinated basis. The Company does not have any domestic subsidiaries and, accordingly, there are no guarantors. The notes are the Company’s unsecured, senior subordinated obligations, and the guarantees, if any, will be unsecured, senior subordinated obligations of the guarantors. The notes are subject to redemption at the Company’s option under terms and conditions specified in the indenture related to the notes, and may be redeemed at the option of the holders at 101% of their face amount, plus accrued and unpaid interest, upon certain change of control events.

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

Fiscal Years Ended January 31, 2009, 2010 and 2011

(9) Debt—(Continued)

In the fiscal year ended January 31, 2010, the Company repurchased, in six separate privately negotiated transactions, an aggregate of $24.4 million of principal amount of its original outstanding $200.0 million senior subordinated notes. The repurchases resulted in a gain of $4.6 million from the extinguishment of debt in the fiscal year ended January 31, 2010.

In the fiscal year ended January 31, 2011, the Company repurchased, in two separate privately negotiated transactions, an aggregate of $8.7 million of principal amount of its original outstanding $200.0 million senior subordinated notes. The repurchases resulted in a loss of $0.2 million from the extinguishment of debt in the fiscal year ended January 31, 2011.

The Company may from time to time repurchase its senior subordinated notes in open market or privately negotiated purchases or otherwise.

Debt Covenants

The senior subordinated notes and the Credit Facility contain various covenants including limitations on additional indebtedness, capital expenditures, restricted payments, the incurrence of liens, transactions with affiliates and sales of assets. In addition, the Credit Facility requires the Company to comply with certain financial covenants, including leverage and interest coverage ratios and capital expenditure limitations. The Company was in compliance with all of the covenants of the Credit Facility as of January 31, 2011.

The Company’s senior secured credit agreement requires the Company to maintain a rolling twelve-month consolidated Adjusted EBITDA to consolidated Interest Expense ratio of a minimum of 2.00x at the end of each quarter beginning with the fiscal year ending January 31, 2010. Consolidated Interest Expense is defined in the senior secured credit agreement as consolidated cash interest expense less cash interest income and is further adjusted for certain non-cash interest expenses and other items. The Company is also required to maintain a rolling twelve-month consolidated Total Debt to consolidated Adjusted EBITDA ratio of a maximum of 5.00x at the end of each quarter beginning with the fiscal year ending January 31, 2011. Under the terms of the Amended and Restated Senior Secured Credit Agreement, the maximum total leverage ratio will step up to 5.50x through the test period ending on July 31, 2012 and will step down to 5.00x thereafter. Consolidated Total Debt is defined in the senior secured credit agreement as total debt other than certain indebtedness and is reduced by the amount of cash and cash equivalents on our consolidated balance sheet in excess of $5.0 million. As of January 31, 2011, our consolidated Total Debt was $363.9 million, consisting of total debt other than certain indebtedness totaling $485.3 million, net of cash and cash equivalents in excess of $5.0 million totaling $121.4 million. Failure to satisfy these ratio requirements would constitute a default under the senior secured credit agreement. If the Company’s lenders failed to waive any such default, our repayment obligations under the senior secured credit agreement could be accelerated, which would also constitute a default under the indenture governing the senior subordinated notes.

The Company’s ability to incur additional debt and make certain restricted payments under the indenture governing the senior subordinated notes, subject to specified exceptions, is tied to an Adjusted EBITDA to fixed charges ratio of at least 2.0x, except that we may incur certain debt and make certain restricted payments and certain permitted investments without regard to the ratio, such as the Company’s ability to incur up to an aggregate principal amount of $625.0 million under our senior secured credit agreement (subject to reduction for mandatory prepayments under our senior secured credit agreement and inclusive of amounts outstanding under our senior secured credit agreement from time to time; as of January 31, 2011, we had $316.0 million outstanding under our term loan and $35.0 million under our revolving credit facility), to acquire persons

SERENA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2009, 2010 and 2011

(9) Debt—(Continued)

engaged in a similar business that become restricted subsidiaries and to make other investments equal to the greater of $25.0 million or 2% of our consolidated assets. Fixed charges is defined in the indenture governing the senior subordinated notes as consolidated Interest Expense less interest income, adjusted for acquisitions, and further adjusted for non-cash interest expense.

(10) Fair	Value Measurement

As described in Note 1(r) of notes to our consolidated financial statements, the Company adopted the provisions of FASB ASC Topic 820 “Fair Value Measurements and Disclosures” on February 1, 2008 with respect to financial assets and financial liabilities measured at fair value on a recurring basis, on February 1, 2009 with respect to non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis, and on May 1, 2009 with respect to estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. The adoption of FASB ASC Topic 820 did not have a material impact on our consolidated financial statements. The Company recorded no change to its opening balance of retained earnings as of February 1, 2008 as it did not have any financial instruments requiring retrospective application under the provisions of FASB ASC Topic 820.

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

Fiscal Years Ended January 31, 2009, 2010 and 2011

(10) Fair	Value Measurement—(Continued)

Item Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at January 31, 2011 consistent with the fair value hierarchy provisions of FASB ASC Topic 820 (in thousands):

Description	Estimated Fair Value at January 31, 2011	Fair Value Measurement at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$102,803	$102,803	$—	$—

Total Assets	$102,803	$102,803	$—	$—

Total Liabilities	$—	$—	$—	$—

At January 31, 2011, the Company did not have any assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

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

The estimated fair values of certain of the Company’s long-term debt obligations based on quoted market prices in effect as of January 31, 2010 and January 31, 2011 are as follows:

	Carrying Amount	Fair Value
	(In thousands)
As of January 31, 2010:
10.375% Senior Subordinated Notes due 2016	$142,952	$135,804
As of January 31, 2011:
2.30344% Senior Secured Term Loan due 2013	$316,000	$306,520
10.375% Senior Subordinated Notes due 2016	$134,265	$137,796

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

Fiscal Years Ended January 31, 2009, 2010 and 2011

(11) Litigation

The Company is involved in various legal proceedings that have arisen during the ordinary course of its business. The final resolution of these matters, individually or in the aggregate, is not expected to have a material adverse effect on the Company’s consolidated financial position or results of operations.

LIST OF EXHIBITS

Exhibit No.	Exhibit Description
2.1	Agreement and Plan of Merger between Spyglass Merger Corp. and Serena Software, Inc. dated as of November 11, 2005 (incorporated by reference to Exhibit 2.1 to the registrant’s current report on Form 8-K (File No. 000-25285), filed with the SEC on November 14, 2005)

3.1	Restated Certificate of Incorporation of Serena Software, Inc. (incorporated by reference to Exhibit 3.01 to the registrant’s current report on Form 8-K (File No. 000-25285), filed with the SEC on August 21, 2006)

3.2	Bylaws of Serena Software, Inc. (incorporated by reference to Exhibit 3.02 to the registrant’s current report on Form 8-K (File No. 000-25285), filed with the SEC on August 21, 2006)

4.1	Indenture between Serena Software, Inc., Spyglass Merger Corp. and The Bank of New York, as Trustee dated March 10, 2006 (incorporated by reference to Exhibit 99.B(2) to the registrant’s amended Schedule 13E-3 (File No. 005-58055), filed with the SEC on March 15, 2006)

4.2	Registration Rights Agreement among Serena Software, Inc., Spyglass Merger Corp., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Lehman Brothers Inc. dated March 10, 2006 (incorporated by reference to Exhibit 18 to the amended Schedule 13D (File No. 005-58055), filed by Silver Lake Partners II, L.P. with the SEC on March 16, 2006)

4.3	Form of 10 3/8% Senior Subordinated Note due 2016 (included in Exhibit 4.1)

10.1	Sublease dated December 5, 2007 between Nuance Communications, Inc. and Serena Software, Inc. (for new headquarter facilities located in Redwood City, California (incorporated by reference to Exhibit 10.3 to the registrant’s annual report on Form 10-K (File No. 000-25285), filed with the SEC on April 21, 2008)

10.2	Consent to Sublease dated December 14, 2007 among VII Pac Shores Investors, LLC, Nuance Communications, Inc. and Serena Software, Inc. (for new headquarter facilities located in Redwood City, California) (incorporated by reference to Exhibit 10.4 to the registrant’s annual report on Form 10-K (File No. 000-25285), filed with the SEC on April 21, 2008)

10.3	Credit Agreement among Spyglass Merger Corp., Serena Software, Inc., Lehman Brothers Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and UBS Securities LLC, as Joint Lead Arrangers and Joint Lead Bookrunners and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Syndication Agent, UBS Securities LLC, as Documentation Agent and the Administrative Agent dated as of March 10, 2006 (incorporated by reference to Exhibit 99.B(3) to the registrant’s amended Schedule 13E-3 (File No. 005-58055), filed with the SEC on March 15, 2006)

10.4	Security Agreement among Spyglass Merger Corp., Serena Software, Inc. and Lehman Commercial Paper Inc., as Collateral Agent dated as of March 10, 2006 (incorporated by reference to Exhibit 10.28 to the registrant’s registration statement on Form S-4 (File No. 333-133641), filed by the registrant with the SEC on April 28, 2006)

10.5	Pledge Agreement among Spyglass Merger Corp., Serena Software, Inc. and Lehman Commercial Paper Inc., as Collateral Agent dated as of March 10, 2006 (incorporated by reference to Exhibit 10.29 to the registrant’s registration statement on Form S-4 (File No. 333-133641), filed by the registrant with the SEC on April 28, 2006)

10.6†	Amendment Agreement dated as of March 2, 2011among Serena Software, Inc., the lending institutions party to the Credit Agreement dated as of March 10, 2006, and Barclays Bank PLC, as Administrative Agent, Collateral Agent, Swingline Lender and Letter of Credit Issuer to the Credit Agreement dated as of March 10, 2006

10.7†	Amended and Restated Credit Agreement among Serena Software, Inc., Barclays Bank PLC, as Administrative Agent and Collateral Agent, Barclays Capital, as Lead Arranger, Bookrunner and Syndication Agent, and the lending institutions from time to time parties thereto, dated as of March 2, 2011

Exhibit No.	Exhibit Description
10.8†	Amended and Restated Security Agreement among Serena Software, Inc. and Barclays Bank PLC, as Collateral Agent, dated as of March 2, 2011

10.9†	Amended and Restated Pledge Agreement among Serena Software, Inc. and Barclays Bank PLC, as Collateral Agent, dated as of March 2, 2011

10.10	Stockholders Agreement among Spyglass Merger Corp., Silver Lake Partners II, L.P., Silver Lake Technology Investors II, L.P., Serena Co-Invest Partners, L.P., Integral Capital Partners VII, L.P., Douglas D. Troxel Living Trust, Change Happens Foundation and Douglas D. Troxel dated as of March 10, 2006 (incorporated by reference to Exhibit 22 to the amended Schedule 13D (File No. 005-58055), filed by Silver Lake Partners II, L.P. with the SEC on March 16, 2006)

10.11	Management Stockholders Agreement, dated as of March 7, 2006, among Spyglass Merger Corp., Silver Lake Partners II, L.P., Silver Lake Technology Investors II, L.P. and the Initial Management Investors named therein (incorporated by reference to Exhibit 23 to the amended Schedule 13D (File No. 005-58055), filed by Silver Lake Partners II, L.P. with the SEC on March 16, 2006)

10.12	Management Agreement between Spyglass Merger Corp. and Silver Lake Technology Management, L.L.C. dated as of November 11, 2005 (incorporated by reference to Exhibit 10.19 to the registrant’s registration statement on Form S-4 (File No. 333-133641), filed by the registrant with the SEC on April 28, 2006)

10.13*	Amended and Restated 1997 Stock Option Plan (incorporated by reference to Exhibit 10.2A to the registrant’s registration statement on Form S-1 (Registration No. 333-67761), filed with the SEC on February 11, 1999)

10.14*	Form of Option Agreement under the Amended and Restated 1997 Stock Option Plan (incorporated by reference to Exhibit 10.2B to the registrant’s registration statement on Form S-1 (Registration No. 333-67761), filed with the SEC on February 11, 1999)

10.15*	Form of Stock Option Buyout under the Amended and Restated 1997 Stock Option Plan (incorporated by reference to Exhibit 10.01 to the registrant’s quarterly report on Form 10-Q (File No. 000-25285), filed by the registrant with the SEC on September 12, 2008)

10.16*	Form of Notice of Exercise under the Amended and Restated 1997 Stock Option Plan (incorporated by reference to Exhibit 10.01 to the registrant’s quarterly report on Form 10-Q (File No. 000-25285), filed by the registrant with the SEC on December 12, 2008)

10.17*	2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.24 to the registrant’s amended registration statement on Form S-4/A (File No. 333-133641), filed by the registrant with the SEC on July 28, 2006)

10.18*	Form of 2006 Stock Option Grant—Time Options (incorporated by reference to Exhibit 10.25 to the registrant’s registration statement on Form S-4 (File No. 333-133641), filed by the registrant with the SEC on April 28, 2006)

10.19*	Form of 2006 Stock Option Grant—Time/Performance Options (incorporated by reference to Exhibit 10.26 to the registrant’s registration statement on Form S-4 (File No. 333-133641), filed by the registrant with the SEC on April 28, 2006)

10.20*	Restricted Stock Agreement between Spyglass Merger Corp. and Robert I. Pender, Jr. dated as of March 10, 2006 (incorporated by reference to Exhibit 25 to the amended Schedule 13D (File No. 005-58055), filed by Silver Lake Partners II, L.P. with the SEC on March 16, 2006)

10.21*	Amended and Restated 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K (File No. 000-25285) filed by registrant with the Securities and Exchange Commission on September 24, 2009)

Exhibit No.	Exhibit Description
10.22*	Form of Time and Performance Option Agreement under the Amended and Restated 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the registrant’s current report on Form 8-K (File No. 000-25285) filed by registrant with the Securities and Exchange Commission November 5, 2009)

10.23*	Form of Time Option Agreement under the Amended and Restated 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.19 to the registrant’s annual report on Form 10-K (File No. 000-25285), filed by the registrant with the SEC on April 30, 2010)

10.24*	Form of Restricted Stock Unit Agreement under the Amended and Restated 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K (File No. 000-25285) filed by registrant with the Securities and Exchange Commission on September 24, 2009)

10.25*	Employment Agreement between Serena Software, Inc. and John Nugent dated October 28, 2009 (incorporated by reference to Exhibit 10.21to the registrant’s annual report on Form 10-K (File No. 000-25285), filed by the registrant with the SEC on April 30, 2010)

10.26*	Employment Agreement between Serena Software, Inc. and Robert I. Pender, Jr. dated as of March 10, 2006 (incorporated by reference to Exhibit 10.21 to the registrant’s registration statement on Form S-4 (File No. 333-133641), filed by the registrant with the SEC on April 28, 2006)

10.27*	Amendment No. 1 to Employment Agreement between Serena Software, Inc. and Robert I. Pender, Jr. dated as of December 31, 2008 (incorporated by reference to Exhibit 10.20 to the registrant’s annual report on Form 10-K (File No. 000-25285), filed by the registrant with the SEC on May 1, 2009)

10.28*	Form of Change in Control Agreement (incorporated by reference to Exhibit 10.18 to the registrant’s annual report on Form 10-K (File No. 000-25285), filed by the registrant with the SEC on April 30, 2007)

10.29*	Form of Amendment No. 1 to Change in Control Agreement dated as of December 31, 2008 (incorporated by reference to Exhibit 10.23 to the registrant’s annual report on Form 10-K (File No. 000-25285), filed by the registrant with the SEC on May 1, 2009)

10.30*†	Agreement and Release between Serena Software, Inc. and Carl Theobald dated February 2, 2011

10.31*	FY 2011 Executive Annual Incentive Plan (incorporated by reference to Exhibit 10.30 to the registrant’s annual report on Form 10-K (File No. 000-25285), filed by the registrant with the SEC on April 30, 2010)

12.1†	Statement of Computation of Ratio of Earnings to Fixed Charges

14.1	Financial Code of Ethics (incorporated by reference to Exhibit 14.1 to the registrant’s annual report on Form 10-K (File No. 000-25285), filed by the registrant with the SEC on April 30, 2007)

21.1†	List of Subsidiaries of Serena Software, Inc.

24.1†	Powers of Attorney (included on signature page)

31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1††	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2††	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or compensatory plan or arrangement.
†	Exhibit is filed herewith.
††	Exhibit is furnished rather than filed, and will not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.