Form 10-Q
period 2011-04-30
SERENA SOFTWARE INC
filed 2011-06-14
CIK 1073967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2011

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

As of May 31, 2011, 98,390,978 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SERENA SOFTWARE, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	April 30, 2011	January 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$115,937	$126,374
Accounts receivable, net of allowance of $1,007 and $1,095 at April 30, 2011 and January 31, 2011, respectively	19,676	22,903
Deferred taxes, net	4,468	4,456
Prepaid expenses and other current assets	7,675	6,152

Total current assets	147,756	159,885
Property and equipment, net	5,231	3,602
Goodwill	462,400	462,400
Other intangible assets, net	105,295	118,249
Other assets	4,515	3,901

TOTAL ASSETS	$725,197	$748,037

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$33,667	$7,500
Accounts payable	3,462	2,438
Income taxes payable	7,192	6,284
Accrued expenses	15,698	22,291
Accrued interest on term loan and subordinated notes	5,323	8,241
Deferred revenue	71,517	68,946

Total current liabilities	136,859	115,700
Deferred revenue, less current portion	9,777	10,246
Long-term liabilities	3,960	4,036
Deferred taxes	31,690	36,714
Term loans	300,500	308,500
Revolving credit facilities	9,333	35,000
Senior subordinated notes	134,265	134,265

Total liabilities	626,384	644,461

Commitments and contingencies:
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized and no shares issued and outstanding at April 30, 2011 and January 31, 2011	—	—
Series A Preferred stock, $0.01 par value; 1 share authorized, issued and outstanding at April 30, 2011 and January 31, 2011	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 98,390,978 and 98,389,625 shares issued and outstanding at April 30, 2011 and January 31, 2011, respectively	984	984
Additional paid-in capital	515,540	515,182
Accumulated other comprehensive loss	(1,126)	(900)
Accumulated deficit	(416,585)	(411,690)

Total stockholders’ equity	98,813	103,576

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$725,197	$748,037

See accompanying notes to condensed consolidated financial statements.

SERENA SOFTWARE, INC.

Condensed Consolidated Statements of Operations

For the Three Months Ended April 30, 2011 and 2010

(In thousands)

(Unaudited)

	Three Months Ended April 30,
	2011	2010
Revenue:
Software licenses	$8,850	$11,412
Maintenance	34,655	35,581
Professional services	5,687	4,632

Total revenue	49,192	51,625

Cost of revenue:
Software licenses	335	300
Maintenance	2,825	2,885
Professional services	5,354	4,174
Amortization of acquired technology	3,608	8,696

Total cost of revenue	12,122	16,055

Gross profit	37,070	35,570

Operating expenses:
Sales and marketing	14,438	13,623
Research and development	6,698	8,340
General and administrative	3,527	4,657
Amortization of intangible assets	9,203	9,203
Restructuring, acquisition and other charges	612	2,170

Total operating expenses	34,478	37,993

Operating income (loss)	2,592	(2,423)

Other income (expense):
Interest income	42	35
Interest expense	(6,199)	(7,175)
Change in the fair value of the derivative instrument	—	1,616
Amortization and write off of debt issuance costs	(360)	(433)
Amend and extend transaction fees	(1,487)	—

Total other income (expense)	(8,004)	(5,957)

Loss before income taxes	(5,412)	(8,380)
Income tax benefit	(517)	(4,219)

Net loss	$(4,895)	$(4,161)

See accompanying notes to condensed consolidated financial statements.

SERENA SOFTWARE, INC.

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended April 30, 2011 and 2010

(In thousands)

(Unaudited)

	Three Months Ended April 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(4,895)	$(4,161)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of acquired technology and other intangibles	13,519	18,636
Deferred income taxes	(5,037)	(6,716)
Interest expense on term credit facility and subordinated notes, net of interest paid	(2,886)	(4,140)
Fair market value adjustment on the interest rate swap	—	(1,616)
Amortization and write off of debt issuance costs	1,847	433
Stock-based compensation	359	1,197
Changes in operating assets and liabilities:
Accounts receivable	3,227	5,707
Prepaid expenses and other assets	(2,025)	107
Accounts payable	1,016	160
Income taxes payable	1,004	588
Accrued expenses and other liabilities	(6,924)	(4,642)
Deferred revenue	2,102	823

Net cash provided by operating activities	1,307	6,376

Cash flows used in investing activities:
Capital expenditures	(2,151)	(240)
Capital expenditures for internal use software	(83)	(70)

Net cash used in investing activities	(2,234)	(310)

Cash flows used in financing activities:
Amend and extend transaction fees	(1,784)	—
Repurchase of option rights under employee stock option plan	(2)	(29)
Exercise of stock options under employee stock option plan	2	24
Principal payments and early extinguishments under the term credit facility and senior subordinated notes	(7,500)	(32,000)

Net cash used in financing activities	(9,284)	(32,005)

Effect of exchange rate changes on cash and cash equivalents	(226)	332

Net decrease in cash and cash equivalents	(10,437)	(25,607)
Cash and cash equivalents at beginning of period	126,374	124,996

Cash and cash equivalents at end of period	$115,937	$99,389

Supplemental disclosures of cash flow information:
Income taxes paid, net of refunds	$3,593	$1,215

Interest expense paid	$9,085	$11,315

See accompanying notes to condensed consolidated financial statements.

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)	Description of Business and Summary of Significant Accounting Policies

(a) Description of Business

SERENA Software, Inc. (“SERENA” or the “Company”) is the largest global independent software company in terms of revenue solely focused on managing change and processes across information technology, or IT, environments. The Company’s products and services primarily address the complexity of application lifecycle management, or ALM, and are used by customers to manage the development of, and control change in, mission critical applications within both mainframe and distributed systems environments. In addition, the Company provides products and services to enable customers to rapidly address IT service management, or ITSM, and business process challenges through the use of visually designed process workflows. The Company’s products and services allow customers to orchestrate and manage their application development, IT and business processes by automating and integrating disparate ALM and ITSM products and processes, improving process visibility and consistency, enhancing software integrity, mitigating application development risks, supporting auditability and regulatory compliance, and boosting productivity. The Company’s revenue is generated by software licenses, maintenance contracts and professional services. The Company’s software products are typically installed within customer IT environments and generally accompanied by renewable annual maintenance contracts.

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

(c) Significant Accounting Policies

The Company’s significant accounting policies are described in the notes to the Company’s consolidated financial statements, included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2011 filed with the Securities and Exchange Commission (“SEC”) on May 2, 2011. There have been no changes to the Company’s significant accounting policies.

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

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2006 Stock Incentive Plan

Following the completion of the Merger on March 10, 2006, the Company established a new stock incentive plan, the 2006 Stock Incentive Plan (the “2006 Plan”), governing, among other things, the grant of options, restricted stock bonuses, and other forms of share-based payments covering shares of the Company’s common stock to our employees (including officers), directors and consultants. The Company’s common stock representing 12% of outstanding common stock on a fully diluted basis as of the date of the Merger was reserved for issuance under the 2006 Plan. Stock options granted under the 2006 Plan are either “time options” that would vest and become exercisable over a four-year period or “time and performance options” that would vest based on the achievement of certain performance targets over a five-year period following the date of grant. All options granted under the 2006 Plan will expire not later than ten years from the date of grant, but generally will terminate earlier upon termination of employment. In the event of a sale of substantially all of the assets of the Company, or a merger or acquisition of the Company, the Board of Directors may provide that awards granted under the 2006 Plan will be cashed out, continued, replaced with new awards that substantially preserve the terms of the original awards, or terminated, with acceleration of vesting of the original awards determined at the discretion of the Board of Directors.

In the quarter ended October 31, 2009, the Company completed a tender offer permitting all eligible employees and its independent directors to exchange, on a one-for-one basis, stock options granted under the 2006 Plan for new stock options granted under Serena’s Amended and Restated 2006 Stock Incentive Plan (the “Amended 2006 Plan”) having a lower exercise price and different vesting terms. Eligible optionholders exchanged part or all of their time-based options for new time-based options having a vesting period, generally, of three years and an exercise price of $3.00 per share, the fair market value of Serena’s common stock after the closing of the tender offer. Eligible employees who were not executive officers or officers of the Company exchanged part or all of their performance-based options for new time-based options having a vesting period of three years. Executive officers and officers of the Company exchanged part or all of their performance-based options for new performance-based options having a vesting period of three years and six months, with vesting based on the achievement of EBITA targets established by Serena’s board of directors.

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

As of April 30, 2011, a total of 12,223,105 shares of common stock were reserved for issuance upon the exercise of stock options and for the future grant of stock options or awards under the Amended 2006 Plan.

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The fair value of each stock option grant under the stock option plans is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the three months ended April 30, 2011 and 2010.

	Three Months Ended April 30, 2011	Three Months Ended April 30, 2010
Expected life (in years)	3.0	3.0
Risk-free interest rate	0.2% to 1.2%	0.2% to 1.5%
Volatility	19% to 33%	29% to 38%

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions including the expected stock price volatility.

With respect to the amounts set forth above, the Company’s expected volatility is based on the combination of historical volatility of the Company’s common stock and the Company’s peer group’s common stock over the period commensurate with the expected life of the options. To assist management in determining the estimated fair value of the Company’s common stock, the Company engages a third-party valuation specialist to perform a valuation on a semi-annual basis as of January 31 and July 31. In estimating the fair value of the Company’s common stock, the external valuation firm employs a two-step approach that first estimated the fair value of the Company as a whole, and then allocated the enterprise value to the Company’s common stock. The risk-free interest rates are derived from the average U.S. Treasury constant maturity rates during the period and approximate the rate in effect at the time of grant for the respective expected term. The expected terms are based on the observed and expected time to post-vesting exercise or cancellation of options. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero. The Company estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses forecasted projections to estimate pre-vesting option forfeitures and records stock-based compensation expense only for those awards that are expected to vest.

General Stock Option Information

The following table sets forth the summary of option activity under our stock option programs for the three months ended April 30, 2011:

	Options Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price
Balances as of January 31, 2011	882,171	11,046,652	$2.79
Granted	(315,000)	315,000	$3.58
Exercised	—	(2,382)	$1.25
Cancelled(1)	—	(53,336)	$1.25
Cancelled	954,467	(954,467)	$3.01
Restricted stock units granted, net of cancellations(2)	350,000	—	—

Balances as of April 30, 2011(3)	1,871,638	10,351,467	$2.80

(1)	Represents cancelled “Roll Over” options which are not returned to the available-for-grant stock option pool.

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(2)	Restricted stock units are granted from the stock option pool. In the three months ended April 30, 2011, a total of 350,000 units were cancelled and returned to the available-for-grant stock option pool. There were no units granted in the three months ended April 30, 2011. See “Restricted Stock Units” below for further details.
(3)	The number of options vested and expected to vest, net of estimated forfeitures, as of April 30, 2011 was 6,261,998 and has a weighted average exercise price of $2.64.

Information regarding the stock options outstanding at April 30, 2011 is summarized as follows:

Range of Exercise Price	Number Outstanding(1)(2)	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable(1)(2)	Weighted Average Exercise Price
$1.25	1,414,748	2.15 years	$1.25	1,414,748	$1.25
$3.00	7,016,719	8.30 years	$3.00	2,289,967	$3.00
$3.08	1,005,000	8.99 years	$3.08	152,350	$3.08
$3.19	600,000	9.42 years	$3.19	62,212	$3.19
$3.58	315,000	9.82 years	$3.58	—	—

	10,351,467	7.64 years	$2.80	3,919,277	$2.37

(1)	The table shows options without consideration of expected forfeitures. The Company estimates its forfeiture rate to be approximately 2%.
(2)	Total stock options outstanding at April 30, 2011 consist of 4,481,140 performance-based options, 4,455,579 time-based options and 1,414,748 roll over options. The Company presently does not record compensation expense associated with performance-based options because management believes their vesting is not probable.

The aggregate intrinsic value for options outstanding and options exercisable as of April 30, 2011 was $8.1 and $4.7 million, respectively.

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

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table sets forth the summary of restricted stock units activity under our restricted stock purchase agreements for the three months ended April 30, 2011:

	Non-Vested Shares	Weighted Average Grant Date Fair Value
Balances as of January 31, 2011	2,020,000	$3.01
Granted	—	—
Cancelled	(350,000)	$3.00

Balances as of April 30, 2011	1,670,000	$3.02

The aggregate intrinsic value for restricted stock units outstanding as of April 30, 2011 was $6.0 million. There were no restricted stock units exercisable as of April 30, 2011.

As of April 30, 2011, total unrecognized compensation costs related to unvested stock options and restricted stock was $7.0 million. Costs related to unvested stock options are expected to be recognized over a period of 3 to 3.5 years and costs related to the restricted stock are expected to be recognized over a period of 3 to 4 years from grant date.

Stock-based compensation expense for the three months ended April 30, 2011 and 2010 is categorized as follows (in thousands):

	Three Months Ended April 30,
	2011	2010
Cost of maintenance	$13	$33
Cost of professional services	38	14

Stock-based compensation expense in cost of revenue	51	47

Sales and marketing	210	167
Research and development	(297)	277
General and administrative	395	706

Stock-based compensation expense in operating expense	308	1,150

Total stock-based compensation expense	359	1,197
Income tax expense (benefit)	(139)	(465)

Total stock-based compensation expense, net of tax	$220	$732

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(3)	Restructuring Charges and Accruals

In February 2011, in response to the general weakening of the worldwide economy, an expected continued slowdown in IT spending and a decline in the Company’s license revenue, the Company announced and began to execute plans to reduce its workforce by approximately 5%, or 28 positions, affecting all parts of the organization. The Company has realized and expects to continue to realize cost savings going forward as a result of this restructuring and other cost saving initiatives. This restructuring is substantially complete, and in connection with these actions, the Company recorded restructuring charges in the three months ended April 30, 2011 related to a facility closure totaling $0.2 million. The nature of the restructuring charges and the amounts paid and accrued as of April 30, 2011 are summarized as follows (in thousands):

	Severance, payroll taxes and other employee benefits	Facilities closures, legal and other miscellaneous(1)	Total restructuring charges and accruals
Balances as of January 31, 2011	$1,347	$463	$1,810
Accrued	—	163	163
Paid	(1,070)	(325)	(1,395)

Balances as of April 30, 2011	$277	$301	$578

(1)	As of April 30, 2011, contract termination costs accrued related to abandoned facility leases totaled $0.3 million and will be paid out over the remaining lease terms ranging from 1 month to 15 months.

Restructuring accruals are reflected in accrued expenses in the Company’s unaudited condensed consolidated balance sheets.

The agreements underlying the Company’s senior subordinated notes and the credit facility include financial covenants based on Adjusted EBITDA and restructuring, acquisition and other charges are a component of that computation. These charges have been included as a separate line within operating expenses in the Company’s unaudited condensed consolidated statements of operations and are categorized as follows for the three months ended April 30, 2011 and 2010 (in thousands):

	Three Months Ended April 30,
	2011	2010
Sponsor fees, administration fees and other costs related to the Merger and the issuance of debt	$309	$310
Restructuring charges consisting principally of severance, payroll taxes and other employee benefits, facilities closures and legal and other miscellaneous costs(1)	163	1,150
Other redundancy costs not related to our restructuring plans including severance and other employee related costs, costs to establish or liquidate entities, and other miscellaneous costs not part of ongoing operations	140	710

Total restructuring, acquisition and other charges	$612	$2,170

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(4)	Goodwill and Other Intangible Assets

(a) Goodwill:

Goodwill is not amortized but instead is periodically tested for impairment. The required annual impairment test is performed in the fourth fiscal quarter each year. The Company has concluded that there were no indicators of impairment of goodwill as of April 30, 2011.

There were no changes in the carrying amount of goodwill during the three months ended April 30, 2011.

(b) Other Intangible Assets:

Other intangible assets are comprised of the following (in thousands):

	As of April 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Acquired technology	$178,699	$(178,635)	$64
Customer relationships	278,900	(179,768)	99,132
Trademark/Trade name portfolio	14,300	(9,228)	5,072
Capitalized software	6,453	(5,426)	1,027

Total	$478,352	$(373,057)	$105,295

	As of January 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Acquired technology	$178,699	$(175,027)	$3,672
Customer relationships	278,900	(171,014)	107,886
Trademark/Trade name portfolio	14,300	(8,779)	5,521
Capitalized software	6,346	(5,176)	1,170

Total	$478,245	$(359,996)	$118,249

Estimated amortization expense:
For remaining nine months of year ending January 31, 2012	$27,914
For year ending January 31, 2013	36,750
For year ending January 31, 2014	36,642
For year ending January 31, 2015	3,989

Total	$105,295

As of April 30, 2011, the weighted average remaining amortization periods for trademark/trade name portfolio, customer relationships and capitalized software are 34 months, 34 months and 18 months, respectively. The total weighted average remaining amortization period for all identifiable intangible assets is 21 months. The aggregate amortization expense of acquired technology and other intangible assets was $12.8 million and $17.9 million in the three months ended April 30, 2011 and 2010, respectively.

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The Company tests its long-lived assets for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. A long-lived asset is not recoverable, and therefore subject to an impairment charge, if its carrying amount exceeds the undiscounted cash flows associated with it. There were no impairment charges in the three month periods ended April 30, 2011 and 2010.

(5)	Comprehensive Loss

The Company reports components of comprehensive loss in its annual consolidated statements of shareholders’ equity. Comprehensive loss consists of net loss and foreign currency translation adjustments. Total comprehensive loss for the three months ended April 30, 2011 and 2010 is as follows (in thousands):

	Three Months Ended April 30,
	2011	2010
Comprehensive loss:
Net loss	$(4,895)	$(4,161)
Other comprehensive (loss) income—foreign currency translation adjustments	(226)	332

Total comprehensive loss	$(5,121)	$(3,829)

(6)	Recent Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued an amendment regarding modification to Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The Company’s adoption of this guidance on February 1, 2011 did not have any impact on its consolidated financial position or results of operations since our reporting unit does not have a zero or negative carrying amount at April 30, 2011.

In January 2010, the FASB issued an amendment regarding improving disclosures about fair value measurements. This new guidance requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company’s adoption of this guidance did not have any material impact on its consolidated financial position or results of operations.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009–13, Multiple–Deliverable Revenue Arrangements, (“ASU 2009–13”). ASU 2009–13 amends existing revenue recognition accounting pronouncements that are currently within the scope of FASB ASC Subtopic 605-25. The new

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

(7)	Debt

Debt as of April 30, 2011 and January 31, 2011 consisted of the following (in thousands):

	April 30, 2011	January 31, 2011
Term loan, due March 10, 2013, three-month LIBOR plus 2.00%	$117,399	$316,000
Term loan, due March 10, 2016, three-month LIBOR plus 4.00%	191,101	—
Revolving credit facility, due March 10, 2012, three-month LIBOR plus 1.75%	25,667	35,000
Revolving credit facility, due March 10, 2015, three-month LIBOR plus 3.75%	9,333	—
Senior subordinated notes, due March 15, 2016, 10.375%	134,265	134,265

Total long-term debt	477,765	485,265
Less current portion	33,667	7,500

Total long-term debt, less current portion	$444,098	$477,765

Senior Secured Credit Agreement

In connection with the consummation of the Merger, the Company entered into a senior secured credit agreement pursuant to a debt commitment that we obtained from affiliates of the initial purchasers of our senior subordinated notes (“the credit facility”).

General.    The borrower under the credit facility initially was Spyglass Merger Corp. and immediately following completion of the Merger became Serena. The credit facility originally provided for (1) a seven-year term loan in the amount of $400.0 million amortizing at a rate of 1.00% per year on a quarterly basis for the first six and three-quarters years after the closing date of the Merger, with the balance paid at maturity, and (2) a six-year revolving credit facility that permits loans in an aggregate amount of up to $75.0 million, including a letter of credit facility and a swing line facility. In addition, subject to certain terms and conditions, the credit facility provides for one or more uncommitted incremental term loan or revolving credit facilities in an aggregate amount not to exceed $150.0 million. Proceeds of the term loan on the initial borrowing date were used to partially finance the Merger, to refinance certain indebtedness of Serena and to pay fees and expenses incurred in connection with the Merger. Proceeds of the revolving credit facility have been and any incremental facilities will be used for working capital and general corporate purposes of the Company and its restricted subsidiaries.

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

In the quarters ended July 31, 2006, April 30, 2007 and January 31, 2008, the Company made principal payments on the original $400 million term loan totaling $25 million, $30 million and $25 million, respectively.

In the quarters ended April 30, 2009, 2010 and 2011, the Company made mandatory principal payments totaling $2.0 million, $2.0 million and $7.5 million, respectively, on the original $400 million term loan.

In the quarter ended April 30, 2010, the Company made a voluntary principal payment totaling $30 million on the revolving credit facility.

The revolving credit facility bears an annual commitment fee on the undrawn portion of that facility commencing on the date of execution and delivery of the senior secured credit agreement. As a result of the Company borrowing $65.0 million under the revolving credit facility in the fiscal quarter ended October 31, 2008 and Lehman Commercial Paper, Inc. (“LCPI”) becoming a defaulting lender due to its failure to fund its loan commitment, the annual commitment fee of 0.5% was not payable pursuant to the terms of the senior secured credit agreement until April 2010, when a $30 million portion of the loans under the revolving Credit Facility was repaid. In connection with the amendment of the Company’s senior secured credit agreement in March 2011, Barclays Bank PLC assumed LCPI’s revolving credit commitment of $10.0 million, which revived the applicable revolving credit commitment and resulted in total non-extended and extended revolving credit commitments of $75.0 million. Effective February 1, 2011, the annual commitment fee was 0.375% per annum.

Amended and Restated Senior Secured Credit Agreement.    On March 2, 2011 the Company entered into an amendment to our senior secured credit agreement to extend the final maturity date for the repayment of a portion of outstanding term loans, extend the commitment termination date of the commitments for a portion of the revolving credit facility and provide for additional flexibility in the financial covenants under the senior secured credit agreement (the “amend and extend transaction”). As a result of the amendment, $191.1 million of the existing term loans were extended and will mature on March 10, 2016 (the “extended term loans”), and $20.0 million of the existing revolving credit commitments were extended and will terminate on March 10, 2015 (the “extended revolving credit commitments”). The $124.9 million of the existing term loans that were not extended (the “non-extended term loans”), and the $55.0 million of the existing revolving credit commitments that were not extended (the “non-extended revolving credit commitments”) will continue to mature on March 10, 2013 and March 10, 2012, respectively. The Company refers to the extended term loans and extended revolving credit commitments collectively as the “extended facilities,” and the non-extended term loans and non-extended revolving credit commitments collectively as the “non-extended facilities.” As a result of the amendment, the interest rate margins were increased by 200 basis points for the extended facilities. In addition, the maximum total leverage ratio stepped up to 5.50x beginning with the fiscal quarter ended April 30, 2011 and through the test periods ending on July 31, 2012 and will step down to 5.00x thereafter for both the extended facilities and non-extended facilities. After giving effect to the amendment, the aggregate principal amount outstanding under the senior secured credit agreement did not change, and the principal amount of the extended and non-extended term loans will continue to amortize at a rate of 1.00% per year on a quarterly basis. In connection with the amendment, Lehman Commercial Paper Inc. resigned as administrative agent, collateral agent, swingline lender and letter of credit issuer under the senior secured credit agreement and was replaced by Barclays Bank PLC.

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

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

The Company may from time to time repurchase the senior subordinated notes in open market or privately negotiated purchases or otherwise, or redeem the senior subordinated notes pursuant to the terms of the indenture dated March 10, 2006.

Debt Covenants

The senior subordinated notes and the credit facility contain various covenants including limitations on additional indebtedness, capital expenditures, restricted payments, the incurrence of liens, transactions with affiliates and sales of assets. In addition, the credit facility requires the Company to comply with certain financial covenants, including leverage and interest coverage ratios and capital expenditure limitations. The Company was in compliance with all of the covenants of the credit facility as of April 30, 2011.

The Company’s senior secured credit agreement requires the Company to maintain a rolling twelve-month consolidated Adjusted EBITDA to consolidated Interest Expense ratio of a minimum of 2.00x at the end of each quarter beginning with the fiscal year ending January 31, 2010. Consolidated Interest Expense is defined in the senior secured credit agreement as consolidated cash interest expense less cash interest income and is further adjusted for certain non-cash interest expenses and other items. The Company is also required to maintain a rolling twelve-month consolidated Total Debt to consolidated Adjusted EBITDA ratio of a maximum of 5.00x at the end of each quarter beginning with the fiscal year ending January 31, 2011. Under the terms of the Amended and Restated Senior Secured Credit Agreement, the maximum total leverage ratio stepped up to 5.50x beginning with the fiscal quarter ending April 30, 2011 and through the test period ending on July 31, 2012 and will step down to 5.00x thereafter. Consolidated Total Debt is defined in the senior secured credit agreement as total debt other than certain indebtedness and is reduced by the amount of cash and cash equivalents on our consolidated balance sheet in excess of $5.0 million. As of April 30, 2011, our consolidated Total Debt was $366.8 million, consisting of total debt other than certain indebtedness totaling $477.7 million, net of cash and cash equivalents

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

in excess of $5.0 million totaling $110.9 million. Failure to satisfy these ratio requirements would constitute a default under the senior secured credit agreement. If the Company’s lenders failed to waive any such default, our repayment obligations under the senior secured credit agreement could be accelerated, which would also constitute a default under the indenture governing the senior subordinated notes.

The Company’s ability to incur additional debt and make certain restricted payments under the indenture governing the senior subordinated notes, subject to specified exceptions, is tied to an Adjusted EBITDA to fixed charges ratio of at least 2.0x, except that we may incur certain debt and make certain restricted payments and certain permitted investments without regard to the ratio, such as the Company’s ability to incur up to an aggregate principal amount of $625.0 million under our senior secured credit agreement (subject to reduction for mandatory prepayments under our senior secured credit agreement and inclusive of amounts outstanding under our senior secured credit agreement from time to time; as of April 30, 2011, we had $308.5 million outstanding under our term loan and $35.0 million under our revolving credit facility), to acquire persons engaged in a similar business that become restricted subsidiaries and to make other investments equal to the greater of $25.0 million or 2% of our consolidated assets. Fixed charges is defined in the indenture governing the senior subordinated notes as consolidated Interest Expense less interest income, adjusted for acquisitions, and further adjusted for non-cash interest expense.

(8)	Income Taxes

The income tax benefit was $0.5 million in the three months ended April 30, 2011, as compared to $4.2 million in the same three months a year ago. The Company’s projected effective income tax benefit rate for fiscal year 2012 is 8%. The Company’s effective income tax benefit rate for fiscal year 2011 was 57%. The Company’s effective income tax benefit rate projected for fiscal 2012 is significantly less than the effective income tax benefit rate for fiscal 2011 predominantly due to the projected reduction in amortization associated with the acquired technology from the March 2006 merger that became fully amortized in the current fiscal quarter. The Company’s effective income tax benefit rate differs from the federal statutory rate of 35% primarily due to the impacts of permanently reinvested foreign earnings, the domestic production deduction, the United States research and experimentation tax credit, and state taxes.

At January 31, 2011, the Company had total federal, state and foreign unrecognized tax benefits of $3.8 million, including interest of $0.9 million. During the three months ended April 30, 2011 there were no material changes to the total unrecognized tax benefit, and the Company accrued immaterial amounts in interest.

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

Items Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at April 30, 2011 consistent with the fair value hierarchy provisions of FASB ASC Topic 820 (in thousands):

Description	Estimated Fair Value at April 30, 2011	Fair Value Measurement at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$97,731	$97,731	$—	$—

Total Assets	$97,731	$97,731	$—	$—

Total Liabilities	$—	$—	$—	$—

At April 30, 2011, the Company did not have any assets or liabilities measured at fair value on a recurring basis using significant other observable inputs (Level 2) or significant unobservable inputs (Level 3).

Fair Value of Financial Instruments

The carrying amount of the Company’s financial instruments including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their respective fair values because of the relatively short period of time between origination of the instruments and their expected realization. The fair value of the Company’s revolving credit facility approximates its respective carrying amount because this instrument includes LIBOR-based interest rates that are variable and fluctuate based on market conditions.

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The estimated fair values of certain of the Company’s long-term debt obligations, based on quoted market prices, as of April 30, 2011 and January 31, 2011 are as follows:

	Carrying Amount	Fair Value
	(In thousands)
As of April 30, 3011:
2.30950% Term Loan due 2013	$117,399	$116,812
4.30950% Term Loan due 2016	$191,101	$190,872
10.375% Senior Subordinated Notes due 2016	$134,265	$140,817
As of January 31, 2011:
2.30344% Term Loan due 2013	$316,000	$306,520
10.375% Senior Subordinated Notes due 2016	$134,265	$137,622

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

The Company is involved in various legal proceedings that have arisen during the ordinary course of its business. The reasonably possible or probable range of loss from the final resolution of these matters, individually or in the aggregate, is not expected to be material.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to safe harbors under the Securities Act of 1933 and the Securities Exchange Act of 1934. These forward-looking statements include, but are not limited to, statements about financial projections, operational plans and objectives, future economic performance and other projections and estimates contained in this report. When used in this report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions identify forward-looking statements. Because these forward-looking statements involve risks and uncertainties, they are subject to important factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements, including those risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 31, 2011. We assume no obligation to update any forward-looking statements contained in this report. It is important that the discussion below be read together with the attached unaudited condensed consolidated financial statements and notes thereto and the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 31, 2011.

Overview

We are the largest global independent software company in terms of revenue focused solely on managing change and processes across information technology, or IT, environments. Our products and services primarily address the complexity of application lifecycle management, or ALM, and are used by our customers to manage the development of and control change in mission critical applications within both mainframe and distributed systems environments. In addition, we provide products and services to enable customers to rapidly address IT service management, or ITSM, and business process challenges through the use of visually designed process workflows. Our products and services allow customers to orchestrate and manage their application development, IT and business processes by automating and integrating disparate ALM and ITSM products and processes, improving process visibility and consistency, enhancing software integrity, mitigating application development risks, supporting auditability and regulatory compliance, and boosting productivity. Our revenue is generated by software licenses, maintenance contracts and professional services. Our software products are typically installed within customer IT environments and generally accompanied by renewable annual maintenance contracts.

In connection with our merger with Spyglass Merger Corp., an affiliate of Silver Lake, in March 2006, we entered into a senior secured credit agreement, issued senior subordinated notes, and entered into other related transactions, which we refer to collectively as the acquisition transactions. After consummation of the acquisition transactions, we are highly leveraged. As of April 30, 2011 we had outstanding $477.8 million in aggregate indebtedness, including $35.0 million of borrowing under our revolving credit facility. Our liquidity requirements are significant, primarily due to debt service requirements.

On March 2, 2011 we entered into an amendment to our senior secured credit agreement to extend the final maturity date for the repayment of a portion of outstanding term loans, extend the commitment termination date of the commitments for a portion of the revolving credit facility and provide for additional flexibility in the financial covenants under the senior secured credit agreement. As a result of the amendment, $191.1 million of the existing term loans were extended and will mature on March 10, 2016, and $20.0 million of the existing revolving credit commitments were extended and will terminate on March 10, 2015. The $124.9 million of the existing term loans that were not extended, and the $55.0 million of the existing revolving credit commitments that were not extended will continue to mature on March 10, 2013 and March 10, 2012, respectively. As a result of the amendment, the interest rate margins were increased by 200 basis points for the extended facilities. In addition, the maximum total leverage ratio stepped up to 5.50x effective with the fiscal quarter ended April 30, 2011 through the test periods ending on July 31, 2012 and will step down to 5.00x thereafter for both the extended facilities and non-extended facilities. For additional information regarding the amended and restated senior secured credit agreement, see “Liquidity and Capital Resources – Senior Secured Credit Agreement” below.

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

In the quarter ended April 30, 2011, when compared to the same quarter a year ago, total revenues decreased 5%, as total revenues were $49.2 million in the current quarter versus $51.6 million in the same quarter a year ago. The decrease in total revenues in the current quarter, when compared to the same quarter a year ago, was primarily the result of our failure to close several large license transactions during the quarter, which we attribute to higher-than-normal turnover within our sales organization during the quarter, primarily in North America. The decrease in total revenue was also due to reduced spending within the federal sector, which operated under a series of continuing resolutions through most of the quarter, the continuation of slower software purchasing activity resulting from the world-wide general economic weakness, pricing pressures on maintenance renewals primarily as a result of the economy, and certain maintenance contract cancellations.

In the quarter ended April 30, 2011 and the same quarter a year ago, 47% and 62%, respectively, of our total software license revenue came from our distributed systems products and 53% and 38%, respectively, came from our mainframe products, due to the weakness of our distributed systems license revenue in the most recent fiscal quarter.

Historically, our revenue has been generally attributable to sales in North America, Europe and to a lesser extent Asia Pacific and South America. Revenue attributable to sales in North America accounted for approximately 66% of our total revenue in the quarter ended April 30, 2011, as compared to 67% in the same quarter a year ago. Our international revenue is attributable principally to our European operations and to a lesser extent Asia Pacific and South America. International revenue accounted for approximately 34% of our total revenue in the quarter ended April 30, 2011, as compared to 33% in the same quarter a year ago.

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

In the first quarter of fiscal year 2012, there has been no change in the above critical accounting policies or the underlying assumptions and estimates used in their application. See our Annual Report on Form 10-K for the fiscal year ended January 31, 2011 filed with the SEC on May 2, 2011 for further information regarding our critical accounting policies and estimates.

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

	Three Months Ended April 30,
	2011	2010
Revenue:
Software licenses	18%	22%
Maintenance	70%	69%
Professional services	12%	9%

Total revenue	100%	100%

Cost of revenue:
Software licenses	1%	1%
Maintenance	6%	5%
Professional services	11%	8%
Amortization of acquired technology	7%	17%

Total cost of revenue	25%	31%

Gross profit	75%	69%

Operating expenses:
Sales and marketing	29%	26%
Research and development	14%	16%
General and administrative	7%	9%
Amortization of intangible assets	19%	18%
Restructuring, acquisition and other charges	1%	4%

Total operating expenses	70%	73%

Operating income (loss)	5%	(4)%

Other income (expense):
Interest income	—	—
Interest expense	(12)%	(14)%
Change in fair value of derivative instrument	—	3%
Amortization and write off of debt issuance costs	(1)%	(1)%
Amend and extend transaction fees	(3)%	—

Total other income (expense)	(16)%	(12)%

Loss before income taxes	(11)%	(16)%
Income tax benefit	(1)%	(8)%

Net loss	(10)%	(8)%

Revenue

We derive revenue from software licenses, maintenance and professional services. Our total revenue decreased $2.4 million, or 5%, to $49.2 million in the quarter ended April 30, 2011 from $51.6 million in the same quarter a year ago. For the quarter ended April 30, 2011, when compared to the same quarter a year ago, the decrease in total revenue was primarily the result of declines in software licenses revenue resulting from our failure to close several large license transactions during the quarter, which we attribute to higher-than-normal turnover within our sales organization during the quarter, primarily in North America. The decrease in total revenue was also due to reduced spending within the federal sector, which operated under a series of continuing resolutions through most of the quarter, the continuation of slower software purchasing activity resulting from the world-wide general economic weakness, and to a lesser extent, declines in maintenance revenues from pricing pressures on maintenance renewals primarily as a result of the economy, and certain maintenance contract cancellations, all partially offset by an increase in professional services revenues resulting from an increase in the number of consulting engagements.

The following table summarizes software licenses, maintenance and professional services revenues for the periods indicated (in thousands, except percentages):

	Three Months Ended April 30, 2011	Three Months Ended April 30, 2010	Increase (Decrease)
			In Dollars	In %
Revenue:
Software licenses	$8,850	$11,412	$(2,562)	(22)%
Maintenance	34,655	35,581	(926)	(3)%
Professional services	5,687	4,632	1,055	23%

Total revenue	$49,192	$51,625	$(2,433)	(5)%

Software Licenses.    Software licenses revenue as a percentage of total revenue was 18% in the quarter ended April 30, 2011, as compared to 22% in the same quarter a year ago. For the current quarter, when compared to the same quarter a year ago, the decrease in software licenses revenue, in both absolute dollars and as a percentage of total revenue, was primarily the result of our failure to close several large license transactions during the quarter, which we attribute to higher-than-normal turnover within our sales organization during the quarter, primarily in North America. The decrease in software license revenue was also due to reduced spending within the federal sector, which operated under a series of continuing resolutions through most of the quarter, and the continuation of slower software purchasing activity resulting from the world-wide general economic weakness. Our core ALM products, which include Dimensions and ZMF, continue to make up a significant portion of our total software license revenue. Combined, our core ALM products accounted for $7.8 million, or 89%, and $10.7 million, or 94%, of total software licenses revenue in the quarter ended April 30, 2011 and the same quarter a year ago, respectively. Distributed systems products accounted for $4.2 million, or 47%, of total software licenses revenue in the quarter ended April 30, 2011 as compared to $7.1 million, or 62%, in the same quarter a year ago. We expect that our Dimensions, ZMF and SBM family of products will continue to account for a substantial portion of software license revenue in the future. We expect our software license revenue for the fiscal quarter ending July 31, 2011 to increase sequentially and over the same quarter last year.

Maintenance.    Maintenance revenue as a percentage of total revenue was 70% in the quarter ended April 30, 2011, as compared to 69% in the same quarter a year ago. For the current quarter, when compared to the same quarter a year ago, the decrease in maintenance revenue in absolute dollars is primarily due to pricing pressures on maintenance renewals as a result of the weak global economy and several small maintenance contract cancellations. We expect maintenance revenue to remain generally flat in the near term as maintenance contracts continue to renew at consistent rates and we continue to sell software licenses, offset by pricing pressure caused by the prolonged adverse worldwide economic conditions.

Professional Services.    Professional services revenue as a percentage of total revenue was 12% in the quarter ended April 30, 2011, as compared to 9% in the same quarter a year ago. For the current fiscal quarter, when compared to the same quarter a year ago, the increase in both absolute dollars and as a percentage of total revenue is predominantly due to an increase in the number of consulting engagements primarily as a result of our expanded professional services organization. In general, professional services revenue is attributable to consulting opportunities in our installed customer base and expanding our consulting service capabilities. We expect professional services revenue to remain generally flat in the near term in part due to reduced levels of new license transaction in the current quarter and as we maintain our focus on selling solution-oriented offerings based on our ALM products and SBM.

Cost of Revenue

Cost of revenue, consisting of cost of software licenses, cost of maintenance, cost of professional services and amortization of acquired technology, was 25% of total revenue in the quarter ended April 30, 2011, as compared to 31% in the same quarter a year ago.

The following table summarizes cost of revenue for the periods indicated (in thousands, except percentages):

	Three Months Ended April 30, 2011	Three Months Ended April 30, 2010	Increase (Decrease)
			In Dollars	In %
Cost of revenue:
Software licenses	$335	$300	$35	12%
Maintenance	2,825	2,885	(60)	(2)%
Professional services	5,354	4,174	1,180	28%
Amortization of acquired technology	3,608	8,696	(5,088)	(59)%

Total cost of revenue	$12,122	$16,055	$(3,933)	(24)%

Percentage of total revenue	25%	31%

Software Licenses.    Cost of software licenses consists principally of fees associated with integrating third party technology into our PVCS and Dimensions distributed systems products and, to a lesser extent, salaries, bonuses and other costs associated with our product release organization. Cost of software licenses as a percentage of total software licenses revenue was 4% in the quarter ended April 30, 2011, as compared to 3% in the same quarter a year ago. The increase in both absolute dollars and as a percentage of total software licenses revenue in the quarter ended April 30, 2011, when compared to the same quarter a year ago, was primarily due to increases in fees associated with integrating third party technology into our distributed systems products.

Maintenance.    Cost of maintenance consists primarily of salaries, bonuses and other costs associated with our customer support organization. Cost of maintenance as a percentage of total maintenance revenue was 8% in both the current quarter ended April 30, 2011 and the same quarter a year ago. For the current quarter, when compared to the same quarter a year ago, in absolute dollars, the decrease in cost of maintenance was primarily attributable to decreases in expenses associated with our customer support organization resulting from restructuring and other cost cutting initiatives.

Professional Services.    Cost of professional services consists of salaries, bonuses and other costs associated with supporting and growing our professional services organization. Cost of professional services as a percentage of total professional services revenue was 94% in the quarter ended April 30, 2011, as compared to 90% in the same quarter a year ago. For the current quarter, when compared to the same quarter a year ago, the increase in the cost of professional services in both absolute dollars and as a percentage of total professional services revenue was predominantly due to increases in expenses to support higher professional services revenue.

Amortization of Acquired Technology.    In connection with our merger in March 2006, and to a lesser extent small technology acquisitions in March 2006, October 2006 and September 2008, we have recorded $178.7 million in acquired technology. For the current quarter ended April 30, 2011, when compared to the same quarter a year ago, amortization expense was predominantly due to the acquired technology recorded in connection with the merger. The acquired technology associated with our merger in March 2006 became fully amortized in the current fiscal quarter.

Operating Expenses

The following table summarizes operating expenses for the periods indicated (in thousands, except percentages):

	Three Months Ended April 30, 2011	Three Months Ended April 30, 2010	Increase (Decrease)
			In Dollars	In %
Operating expenses:
Sales and marketing	$14,438	$13,623	$815	6%
Research and development	6,698	8,340	(1,642)	(20)%
General and administrative	3,527	4,657	(1,130)	(24)%
Amortization of intangible assets	9,203	9,203	—	—
Restructuring, acquisition and other charges	612	2,170	(1,558)	(72)%

Total operating expenses	$34,478	$37,993	$(3,515)	(9)%

Percentage of total revenue	70%	73%

Sales and Marketing.    Sales and marketing expenses consist primarily of salaries, commissions and bonuses, payroll taxes and employee benefits as well as travel, entertainment and marketing expenses. Sales and marketing expenses as a percentage of total revenue were 29% in the quarter ended April 30, 2011, as compared to 26% in the same quarter a year ago. For the quarter ended April 30, 2011, when compared to the same quarter a year ago, in both absolute dollars and as a percentage of total revenue, the increase in sales and marketing expenses was primarily the result of growing our sales and marketing organizations to support future software licenses sales and marketing programs, partially offset by lower direct costs, such as sales commissions, associated with lower software licenses revenue. In absolute dollar terms, we expect sales and marketing expenses to remain generally flat or slightly increase over the near term.

Research and Development.    Research and development expenses consist primarily of salaries, bonuses, payroll taxes, employee benefits and costs attributable to research and development activities. Research and development expenses as a percentage of total revenue were 14% in the quarter ended April 30, 2011, as compared to 16% in the same quarter a year ago. For the quarter ended April 30, 2011, when compared to the same quarter a year ago, the decrease in research and development expenses in both absolute dollars and as a percentage of total revenue, was primarily attributable to restructuring and other cost cutting initiatives, including moving some of our research and development activities to lower cost offshore locations, put in place in fiscal 2011 and the first quarter of fiscal 2012, and a decrease in stock-based compensation expense totaling $0.6 million. We expect research and development expenses to remain generally flat in the near term.

General and Administrative.    General and administrative expenses consist primarily of salaries, bonuses, payroll taxes, benefits and certain non-allocable administrative costs, including legal and accounting fees and bad debt. General and administrative expenses as a percentage of total revenue were 7% in the quarter ended April 30, 2011, as compared to 9% in the same quarter a year ago. For the quarter ended April 30, 2011, when compared to the same quarter a year ago, the decrease in general and administrative expenses in both absolute dollars and as a percentage of total revenue was primarily attributable to restructuring and other cost cutting initiatives put in place in fiscal 2011 and the first quarter of fiscal 2012, a decrease in stock-based compensation expense totaling $0.3 million, fluctuations in foreign currency exchange rates and a decrease in bad debt expense. We expect general and administrative expenses to remain generally flat in the near term.

Amortization of Intangible Assets.    In connection with our merger in March 2006, and to a lesser extent a small technology acquisition in October 2006, we have recorded $299.7 million in identifiable intangible assets, reduced by amortization totaling $194.5 million as of April 30, 2011. For the current quarter ended April 30, 2011 and the same quarter a year ago, amortization expense was predominantly due to the identifiable intangible assets recorded in connection with the merger. Assuming there are no impairments and no acquisitions, we expect to record $9.2 million in amortization expense in each of the next four fiscal quarters, $9.1 million in amortization expense in each of the seven fiscal quarters following thereafter and finally, $3.9 million in amortization expense in the first quarter of fiscal 2015.

Restructuring, Acquisition and Other Charges.    In connection with our restructuring plans put in place on March 1, 2010 and again in February 2011, and severance and other employee related costs, sponsor fees and other charges not part of ongoing operations, we recorded $0.6 million and $2.2 million in restructuring, acquisition and other charges in the quarter ended April 30, 2011 and the same quarter a year ago, respectively. Restructuring, acquisition and other charges for the three months ended April 30, 2011 and 2010 are categorized as follows (in thousands):

	Three Months Ended April 30,
	2011	2010
Sponsor fees, administration fees and other costs related to the Merger and the issuance of debt	$309	$310
Restructuring charges consisting principally of severance, payroll taxes and other employee benefits, facilities closures and legal and other miscellaneous costs(1)	163	1,150
Other redundancy costs not related to our restructuring plans including severance and other employee related costs, costs to establish or liquidate entities, and other miscellaneous costs not part of ongoing operations	140	710

Total restructuring, acquisition and other charges	$612	$2,170

(1)	See Note 3 of notes to our unaudited condensed consolidated financial statements for additional information related to our restructuring plans.

Other Income (Expense)

The following table summarizes other income (expense) for the periods indicated (in thousands, except percentages):

	Three Months Ended April 30, 2011	Three Months Ended April 30, 2010	Increase (Decrease)
			In Dollars	In %
Other income (expense):
Interest income	$42	$35	$7	20%
Interest expense	(6,199)	(7,175)	976	(14)%
Change in the fair value of derivative instrument	—	1,616	(1,616)	(100)%
Amortization and write-off of debt issuance costs	(360)	(433)	73	(17)%
Amend and extend transaction fees	(1,487)	—	(1,487)	—

Total other income (expense)	$(8,004)	$(5,957)	$(2,047)	34%

Percentage of total revenue	(16)%	(12)%

Interest Income.    For the current quarter ended April 30, 2011, when compared to the same quarter a year ago, the slight dollar increase in interest income is predominantly due to increases in cash balances resulting from the accumulation of free cash flows from operations.

Interest Expense.    For the quarter ended April 30, 2011, when compared to the same quarter a year ago, the dollar decrease in interest expense is predominantly due to our paying down principal on our revolving credit facility and term loan totaling $30.0 million and $2.0 million, respectively, in the fiscal quarter ended April 30, 2010, partially offset by a 200 basis point increase in the extended facilities interest resulting from the amend and extend transaction early in the first fiscal quarter ended April 30, 2011. See Note 7 of notes to our unaudited condensed consolidated financial statements included elsewhere in this report for additional information related to our debt.

Change in the Fair Value of Derivative Instrument.    We used an interest rate swap as part of our interest rate risk management strategy and to comply with certain requirements of our senior secured credit agreement to enter a hedging agreement with a term of at least two years. In the second fiscal quarter ended July 31, 2006, we entered into an interest rate swap transaction to effectively convert the variable interest rate on a portion of the $400.0 million term loan to a fixed rate. The swap, which expired on April 10, 2010, was recorded on the balance sheet at fair value. The swap was not designated as an accounting hedge, and accordingly, changes in the fair value of the derivative were recognized in the statement of operations. The notional amount of the swap was $250.0 million initially declining over time to $126.0 million at the time the swap transaction expired on April 10, 2010. Under the terms of the swap, we made interest payments based on a fixed rate equal to 5.38% and received interest payments based on the LIBOR setting rate, set in arrears. In the quarter ended April 30, 2010, which was the final quarter for our interest rate swap contract, we recorded $1.6 million in income related to the changes in the fair value of the derivative. We did not enter into a similar interest rate swap in fiscal 2011 and do not expect to enter into a similar interest rate swap in the future.

Amortization and Write-Off of Debt Issuance Costs.    In connection with the merger in March 2006 and the amend and extend transaction in March 2011, we capitalized $16.1 million and $0.5 million in debt issuance costs, respectively, reduced by accumulated amortization totaling $11.0 million as of April 30, 2011. In both the quarter ended April 30, 2011 and the same quarter a year ago, we recorded $0.4 million in amortization and write-off of debt issuance costs. Assuming we do not incur additional debt or extinguish senior subordinated notes before maturity, we expect to record $0.2 million to $0.3 million per quarter in amortization expense in each fiscal quarter through the end of fiscal 2016 and $0.1 million in amortization expense in the first quarter of fiscal 2017.

Amend and Extend Transaction Fees. In connection with the amended and restated senior secured credit agreement entered into in March 2011, we incurred $1.5 million of fees which were immediately expensed in the current quarter ended April 30, 2011. For additional information regarding the amended and restated senior secured credit agreement, see “Liquidity and Capital Resources – Senior Secured Credit Agreement” below and Note 7 of notes to our unaudited condensed consolidated financial statements “Senior Secured Credit Agreement.”

Income Tax Benefit

The following table summarizes income tax (benefit) expense for the periods indicated (in thousands, except percentages):

	Three Months Ended April 30, 2011	Three Months Ended April 30, 2010	Increase (Decrease)
			In Dollars	In %
Income tax (benefit) expense	$(517)	$(4,219)	$3,702	88%

Percentage of total revenue	(1)%	(8)%

Income Tax Benefit.    The income tax benefit was $0.5 million in the quarter ended April 30, 2011, as compared to $4.2 million in the same quarter a year ago. Our projected effective income tax benefit rate for fiscal year 2012 is 8%. Our effective income tax benefit rate for fiscal year 2011 was 57%. Our effective income tax benefit rate projected for fiscal 2012 is significantly less than the effective income tax benefit rate for fiscal 2011 predominantly due to the projected reduction in amortization associated with the acquired technology from the March 2006 merger that became fully amortized in the current fiscal quarter. Our effective income tax benefit rate differs from the federal statutory rate of 35% primarily due to the impacts of permanently reinvested foreign earnings, the domestic production deduction, the United States research and experimentation tax credit, and state taxes. See Note 8 of notes to our unaudited condensed consolidated financial statements included elsewhere in this report for further information regarding income taxes and its impact on our results of operations and financial position.

Liquidity and Capital Resources

Cash and Cash Equivalents.    Since our inception, we have financed our operations and met our capital expenditure requirements through cash flows from operations. As of April 30, 2011, we had $115.9 million in cash and cash equivalents.

Net Cash Provided by Operating Activities.    Cash flows provided by operating activities were $1.3 million and $6.4 million in the quarter ended April 30, 2011 and the same quarter a year ago, respectively. In the quarter ended April 30, 2011, our cash flows provided by operating activities exceeded net loss principally due to the inclusion of non-cash expenses in net loss, a decrease in accounts receivable and cash collections in advance of revenue recognition for maintenance contracts, all partially offset by interest payments made on the term credit facility and senior subordinated notes totaling $9.1 million, a decrease in accrued expenses and other liabilities, income tax payments net of refunds totaling $3.6 million, and an increase in prepaid expenses and other assets. In the quarter ended April 30, 2010, our cash flows provided by operating activities exceeded net loss principally due to the inclusion of non-cash expenses in net loss, a decrease in accounts receivable and cash collections in advance of revenue recognition for maintenance contracts, all partially offset by interest payments made on the term credit facility and senior subordinated notes totaling $11.3 million, a decrease in accrued expenses and other liabilities, and income tax payments net of refunds totaling $1.2 million.

Net Cash Used in Investing Activities.    Net cash used in investing activities was $2.2 million and $0.3 million in the quarter ended April 30, 2011 and the same quarter a year ago, respectively. In the quarter ended April 30, 2011, net cash used in investing activities related to the purchase of computer equipment and office furniture and equipment totaling $2.1 million and the purchase of software totaling $0.1 million. In the quarter ended April 30, 2010, net cash used in investing activities related to the purchase of computer equipment and office furniture and equipment totaling $0.2 million and the purchase of software totaling $0.1 million.

Net Cash Used in Financing Activities.    Net cash used in financing activities was $9.3 million and $32.0 million in the quarter ended April 30, 2011 and the same quarter a year ago, respectively. In the quarter ended April 30, 2011, net cash used in financing activities principally related to principal payments made on the term loan totaling $7.5 million and debt issue costs paid associated with the amend and extend transaction totaling $1.8 million. In the quarter ended April 30, 2010, net cash used in financing activities principally related to principal payments made on the revolving credit facility and senior secured term loan totaling $30.0 million and $2.0 million, respectively.

Contractual Obligations and Commitments

As a result of the acquisition transactions related to our merger in March 2006, we became highly leveraged. As of April 30, 2011, we had outstanding $477.8 million in aggregate indebtedness. Our liquidity obligations are significant, primarily due to debt service obligations. Our cash interest expense for the quarter ended April 30, 2011 and the same quarter a year ago was $9.1 million and $11.3 million, respectively.

We believe that current cash and cash equivalents, and cash flows from operations will satisfy our working capital and capital expenditure requirements through the fiscal year ending January 31, 2012. At some point in the future, we may require additional funds for either operating or strategic purposes or to refinance our existing indebtedness and may seek to raise additional funds through public or private debt or equity financing. If we are required to seek additional financing in the future through public or private debt or equity financing, there is no assurance that this additional financing will be available or, if available, will be upon reasonable terms and not legally or structurally senior to or on parity with our existing debt obligations.

The following is a summary of our various contractual commitments as of April 30, 2011, including non-cancelable operating lease agreements for office space that expire between calendar years 2011 and 2021. All periods start from May 1, 2011.

	Payments Due by Period(2)
	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
	(in thousands)
Operating lease obligations	$10,632	$2,370	$2,609	$1,990	$3,663
Credit Facility:
Term loan due March 10, 2013	117,399	8,000	109,399	—	—
Term loan due March 10, 2016	191,101	—	—	191,101	—
Revolving credit facility due March 10, 2012	25,667	25,667	—	—	—
Revolving credit facility due March 10, 2015	9,333	—	—	9,333	—
Senior subordinated notes due March 15, 2016	134,265	—	—	134,265	—
Scheduled interest on debt(1)	115,563	25,887	47,637	42,039	—

	$603,960	$61,924	$159,645	$378,728	$3,663

(1)	Scheduled interest on debt is calculated through the instruments due date and assumes no unscheduled principal paydowns or borrowings. Scheduled interest on debt includes the term loan due March 10, 2013 at an annual rate of 2.3095%, which is the rate in effect as of April 30, 2011, the term loan with an extended due date of March 10, 2016 at an annual rate of 4.3095%, which is the rate in effect as of April 30, 2011, the partially drawn revolving credit facility due March 10, 2012 at an annual rate of 2.0595%, which is the rate in effect as of April 30, 2011, the partially drawn revolving credit facility with an extended due date of March 10, 2015 at an annual rate of 4.0595%, which is the rate in effect as of April 30 2011, the commitment fee on the unutilized amount of the revolving term credit facility due March 10, 2012 at the annual rate of 0.375%, which is the rate in effect as of April 30, 2011, and the ten year senior subordinated notes due March 15, 2016 at the stated annual rate of 10.375%.
(2)	This table excludes the company’s unrecognized tax benefits totaling $3.0 million as of April 30, 2011 since the company has determined that the timing of payments with respect to this liability cannot be reasonably estimated.

Accounts Receivable and Deferred Revenue.    At April 30, 2011, we had accounts receivable, net of allowances, of $19.7 million and total deferred revenue of $81.3 million.

Off-Balance Sheet Arrangements.    As part of our ongoing operations, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of April 30, 2011, we were not involved in any unconsolidated SPE transactions.

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

Amended and Restated Senior Secured Credit Agreement.    On March 2, 2011 we entered into an amendment to our senior secured credit agreement to extend the final maturity date for the repayment of a portion of outstanding term loans, extend the commitment termination date of the commitments for a portion of the revolving credit facility and provide for additional flexibility in the financial covenants under the senior secured credit agreement (the “amend and extend transaction”). As a result of the amendment, $191.1 million of the existing term loans were extended and will mature on March 10, 2016 (the “extended term loans”), and $20.0 million of the existing revolving credit commitments were extended and will terminate on March 10, 2015 (the “extended revolving credit commitments”). The $124.9 million of the existing term loans that were not extended (the “non-extended term loans”), and the $55.0 million of the existing revolving credit commitments that were not extended (the “non-extended revolving credit commitments”) will continue to mature on March 10, 2013 and March 10, 2012, respectively. We refer to the extended term loans and extended revolving credit commitments collectively as the “extended facilities,” and the non-extended term loans and non-extended revolving credit commitments collectively as the “non-extended facilities.” As a result of the amendment, the interest rate margins were increased by 200 basis points for the extended facilities. In addition, the maximum total leverage ratio stepped up to 5.50x beginning with the fiscal quarter ended April 30, 2011 and through the test periods ending on July 31, 2012 and will step down to 5.00x thereafter for both the extended facilities and non-extended facilities. After giving effect to the amendment, the aggregate principal amount outstanding under the senior secured credit agreement did not change, and the principal amount of the extended and non-extended term loans will continue to amortize at a rate of 1.00% per year on a quarterly basis. In connection with the amendment, Lehman Commercial Paper Inc. resigned as administrative agent, collateral agent, swingline lender and letter of credit issuer under the senior secured credit agreement and was replaced by Barclays Bank PLC.

Interest Rates and Fees.    The term loans and revolving credit facility bear interest at a rate equal to three-month LIBOR plus applicable margins that are determined pursuant to a grid based on our most recent total leverage ratio. The $400.0 million term loan, of which $308.5 million was outstanding as of April 30, 2011, currently bears interest at a rate equal to three-month LIBOR plus 2.00% for the non-extended term loans and three-month LIBOR plus 4.00% for the extended term loans. Those rates were 2.3095% and 4.3095%, respectively, as of April 30, 2011. The revolving credit facility, of which $35.0 million was outstanding as of April 30, 2011, currently bears interest at a rate equal to three-month LIBOR plus 1.75% for the non-extended revolving credit facility and three-month LIBOR plus 3.75% for the extended revolving credit facility. Those rates were 2.0595% and 4.0595%, respectively, as of April 30, 2011. More generally, the loans under the senior secured credit agreement bear interest, at the option of the borrower, based upon the following rates as of April 30, 2011.

•

a rate equal to the London Interbank Offered Rate, or LIBOR, plus an applicable margin of (1) 2.00% and 4.00% with respect to the non-extended term loans and extended term loans, respectively, and (2) 1.75% and 3.75% with respect to the non-extended revolving credit facility and extended revolving credit facility, respectively, or

•

the alternate base rate, which is the higher of (1) the corporate base rate of interest announced by the administrative agent and (2) the Federal Funds rate plus 0.50%, plus, in each case, an applicable margin of (a) 1.00% and 3.00% with respect to the non-extended term loans and extended term loans, respectively, and (b) 0.75% and 2.75% with respect to the non-extended revolving credit facility and extended credit facility, respectively.

The revolving credit facility bears an annual commitment fee on the undrawn portion of that facility commencing on the date of execution and delivery of the senior secured credit agreement. As a result of our borrowing $65.0 million under the revolving credit facility in the fiscal quarter ended October 31, 2008 and Lehman Commercial Paper, Inc., or LCPI, becoming a defaulting lender due to its failure to fund its portion of the loan commitment, the annual commitment fee of 0.5% was not payable pursuant to the terms of the senior secured credit agreement until April 2010, when we repaid $30 million under the revolving credit facility. In connection with the amendment of our senior secured credit agreement in March 2011, Barclays Bank PLC assumed LCPI’s revolving credit commitment of $10.0 million, which revived the applicable revolving credit commitment and resulted in total non-extended and extended revolving credit commitments of $75.0 million. Effective February 1, 2011, the annual commitment fee was 0.375% per annum.

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

We have made principal payments totaling $25 million and $55 million in each of the fiscal years ended January 31, 2007 and January 31, 2008, respectively, and $2 million in the fiscal year ended January 31, 2010 on the original $400 million term loan.

In the fiscal year ended January 31, 2011, we made a mandatory principal payment totaling $2 million on the term loan and a voluntary principal payment totaling $30 million on the revolving credit facility. In the fiscal quarter ended April 30, 2011, we made a mandatory principal payment in the amount of $7.5 million under the term loan, which was applied against the outstanding principal balance of the non-extended term loans on a pro rata basis.

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

Security.    All obligations of the company and each guarantor (if any) under the senior secured credit agreement are secured by the following:

•

a perfected lien on and pledge of (1) the capital stock and intercompany notes of each existing and future direct and indirect domestic subsidiary of the company, (2) all the intercompany notes of the company and (3) 65% of the capital stock of each existing and future direct and indirect first-tier foreign subsidiary of the company, and

•

a perfected first priority lien, subject to agreed-upon exceptions, on, and security interest in, substantially all of the tangible and intangible properties and assets of the company and each guarantor.

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

Senior Subordinated Notes

As of April 30, 2011, we have outstanding $134.3 million principal amount of senior subordinated notes, bearing interest at a rate of 10.375%, payable semi-annually on March 15 and September 15, and maturing on March 15, 2016. Each of our domestic subsidiaries that guarantees the obligations under our outstanding indebtedness will jointly, severally and unconditionally guarantee the notes on an unsecured senior subordinated basis. As of the date of this report, we do not have any domestic subsidiaries and, accordingly, there are no guarantors on such date. The notes are our unsecured, senior subordinated obligations, and the guarantees, if any, will be unsecured, senior subordinated obligations of the guarantors. The notes are subject to redemption at our option under terms and conditions specified in the indenture related to the notes, and may be redeemed at the option of the holders at 101% of their face amount, plus accrued and unpaid interest, upon certain change of control events.

In the fiscal year ended January 31, 2009, we repurchased, in eight separate privately negotiated transactions, an aggregate of $32.6 million of principal amount of our original outstanding $200.0 million senior subordinated notes. In the fiscal year ended January 31, 2010, we repurchased, in six separate privately negotiated transactions, an aggregate of $24.4 million of principal amount of our original outstanding $200.0 million senior subordinated notes. In the fiscal year ended January 31, 2011, we repurchased, in two separate privately negotiated transactions, an aggregate of $8.7 million of principal amount of our original outstanding $200.0 million senior subordinated notes. These repurchases resulted in gains of $8.7 million and $4.6 million from the extinguishment of debt in the fiscal years ended January 31, 2009 and 2010, respectively, and a loss of $0.2 million from the extinguishment of debt in the fiscal year ended January 31, 2011. We may from time to time repurchase our senior subordinated notes in open market or privately negotiated purchases or otherwise, or redeem our senior subordinated notes pursuant to the terms of the indenture dated March 10, 2006.

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

In addition, under our senior secured credit agreement, we are required to satisfy and maintain specified financial ratios and other financial condition tests, including minimum interest coverage ratio and a maximum total leverage ratio. We were in compliance with all of the covenants under the secured credit agreement and indenture as of April 30, 2011. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet those ratios and tests in the future. A breach of any of these covenants would result in a default (which, if not cured, could mature into an event of default) and in certain cases an immediate event of default under our senior secured credit agreement. Upon the occurrence of an event of default under our senior secured credit agreement, all amounts outstanding under our senior secured credit agreement could be declared to be (or could automatically become) immediately due and payable and all commitments to extend further credit could be terminated.

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

The following is a reconciliation of net loss, a GAAP measure of our operating results, to Adjusted EBITDA as defined in our debt agreements.

	Three Months Ended April 30,
	2011	2010
Net loss(1)	$(4,895)	$(4,161)
Interest expense (income), net(2)	8,004	5,957
Income tax benefit	(517)	(4,219)
Depreciation and amortization expense(3)	13,878	19,833

EBITDA	16,470	17,410
Deferred maintenance writedown(1)	—	37
Restructuring, acquisition and other charges(4)	612	2,170

Adjusted EBITDA	$17,082	$19,617

(1)	Net loss for the fiscal quarter ended April 30, 2010 only, includes the deferred maintenance step-down associated with the merger in the first quarter of fiscal year 2007. This unrecognized maintenance revenue is added back in calculating Adjusted EBITDA for purposes of the indenture governing the senior subordinated notes and the senior secured credit agreement.
(2)	Interest expense (income), net includes interest income, interest expense and amortization and write-off of debt issuance costs for both periods presented. For the fiscal quarter ended April 30, 2011 only, interest expense (income), net also included amend and extend transaction fees. For the fiscal quarter ended April 30, 2010 only, interest expense (income), net also included the change in the fair value of derivative instruments.
(3)	Depreciation and amortization expense includes depreciation of fixed assets, amortization of leasehold improvements, amortization of acquired technologies, amortization of other intangible assets, and amortization of stock-based compensation. See Note 2 of notes to our unaudited condensed consolidated financial statements for additional information related to stock-based compensation.
(4)	Restructuring, acquisition and other charges include employee payroll, severance and other employee related costs associated with transitional activities that are not expected to be part of our ongoing operations, and travel and other direct costs associated with our merger in March 2006. See Note 3 of notes to our unaudited condensed consolidated financial statements for additional information related to restructuring charges and accruals.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

We do not use derivative financial instruments in our investment portfolio and have no foreign exchange contracts. Our financial instruments consist of cash and cash equivalents, trade accounts receivable, accounts payable, term loan and secured indebtedness. We consider investments in highly liquid instruments purchased with an original maturity of 90 days or less to be cash equivalents. All of our cash equivalents principally consist of money market funds, and are classified as available-for-sale as of April 30, 2011. We are subject to interest rate risk on the variable interest rate of the unhedged portion of the secured term loan. Effective with the expiration of our interest rate swap contract on April 10, 2010, no portion of our variable interest rate secured term loan is hedged and management currently does not intend to enter into any swap contract to hedge any portion of the variable interest rate secured term loan. We do not believe that a hypothetical 25% fluctuation in the variable interest rate would have a material impact on our consolidated financial position or results of operations.

Interest Rate Risk.    Historically, our exposure to market risk for changes in interest rates relates primarily to our short and long-term investments and short and long-term debt obligations.

As of April 30, 2011, we had $308.5 million of debt under our senior secured credit agreement. A 1% increase in these floating rates would increase annual interest expense by $3.1 million.

Under our senior secured credit agreement, we were required, within 90 days after the closing date, to fix the interest rate of at least 50% of the aggregate principal amount of indebtedness under our term loan through swaps, caps, collars, future or option contracts or similar agreements. We were also required to maintain this interest rate protection for a minimum of two years.

Consequently, in the second fiscal quarter ended July 31, 2006, we entered into an interest rate swap transaction to effectively convert the variable interest rate on a portion of the $400.0 million term loan to a fixed rate. The swap, which expired on April 10, 2010, was recorded on the balance sheet at fair value. The swap was not designated as an accounting hedge and, accordingly, changes in the fair value of the derivative were recognized in the consolidated statement of operations. The notional amount of the swap was $250.0 million initially and amortized down over time to $126.0 million at the time the swap transaction expired on April 10, 2010. Under the terms of the swap, we made interest payments based on a fixed rate equal to 5.38% and received interest payments based on the LIBOR setting rate, set in arrears. In the quarter ended April 30, 2010, which was the final quarter for our interest rate swap contract, we recorded income totaling $1.6 million related to the changes in the fair value of the derivative. We did not enter into a similar interest rate swap in fiscal 2011 and do not expect to enter into a similar interest rate swap in the future.

Foreign Exchange Risk.    Sales to foreign countries accounted for approximately 34% and 33% of the total sales in the quarter ended April 30, 2011 and the same quarter a year ago, respectively. Because we invoice certain foreign sales in currencies other than the United States dollar, predominantly the British pound sterling and euro, and do not hedge these transactions, fluctuations in exchange rates could adversely affect the translated results of operations of our foreign subsidiaries. Therefore, foreign exchange fluctuations could create a risk of significant balance sheet gains or losses on our consolidated financial statements. In addition, in the past several years we have benefited from the weakness of the U.S. dollar against other currencies, increasing our net revenues derived from international operations. In more recent quarters, the United States dollar appreciated against these foreign currencies, negatively affecting our net revenues. If the U.S. dollar strengthens against foreign currencies, our future net revenues could be adversely affected. However, given our foreign subsidiaries’ net book values as of April 30, 2011 and net cash flows for the most recent fiscal quarter ended April 30, 2011, we do not believe that a hypothetical 25% fluctuation in foreign currency exchange rates would have a material impact on our consolidated financial position or results of operations.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.    Our Chief Executive Officer and Chief Financial Officer, with the assistance of senior management personnel, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of April 30, 2011. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual and quarterly reports filed under the Exchange Act. Based on this evaluation, and subject to the limitations described below, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of April 30, 2011.

Changes in Internal Control over Financial Reporting.    There were no changes in our internal control over financial reporting during the quarter ended April 30, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes from the risk factors associated with our business, financial condition and results of operations as set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 31, 2011.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On February 14, 2011, one of our current employees exercised a stock option to acquire 733 shares of our common stock for an aggregate exercise price of $916.25. The exercise of the stock option was effected through a cash exercise of the stock option, with payment of the exercise price and applicable taxes and withholdings by the employee.

On February 14, 2011, one of our current employees exercised a stock option to acquire 1,374 shares of our common stock for an aggregate exercise price of $1,717.50. The exercise of the stock option was effected through the net exercise of the stock option, with 480 shares applied to the payment of the aggregate exercise price, 377 shares applied to the payment of applicable taxes and withholdings and 517 shares issued to the employee.

On February 14, 2011, one of our current employees exercised a stock option to acquire 275 shares of our common stock for an aggregate exercise price of $343.75. The exercise of the stock option was effected through the net exercise of the stock option, with 96 shares applied to the payment of the aggregate exercise price, 76 shares applied to the payment of applicable taxes and withholdings and 103 shares issued to the employee.

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

Date: June 14, 2011

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