Form 10-Q
period 2011-07-31
SERENA SOFTWARE INC
filed 2011-09-14
CIK 1073967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2011

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

As of August 31, 2011, 98,390,978 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SERENA SOFTWARE, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	July 31, 2011	January 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$117,715	$126,374
Accounts receivable, net of allowance of $1,021 and $1,095 at July 31, 2011 and January 31, 2011, respectively	23,639	22,903
Deferred taxes, net	4,468	4,456
Prepaid expenses and other current assets	7,084	6,152

Total current assets	152,906	159,885
Property and equipment, net	5,140	3,602
Goodwill	462,400	462,400
Other intangible assets, net	96,044	118,249
Other assets	4,230	3,901

TOTAL ASSETS	$720,720	$748,037

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$33,667	$7,500
Accounts payable	1,968	2,438
Income taxes payable	5,861	6,284
Accrued expenses	17,525	22,291
Accrued interest on term loan and subordinated notes	8,777	8,241
Deferred revenue	64,216	68,946

Total current liabilities	132,014	115,700
Deferred revenue, less current portion	8,286	10,246
Long-term liabilities	4,482	4,036
Deferred taxes	28,097	36,714
Term loans	300,500	308,500
Revolving credit facilities	9,333	35,000
Senior subordinated notes	134,265	134,265

Total liabilities	616,977	644,461

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized and no shares issued and outstanding at July 31, 2011 and January 31, 2011	—	—
Series A Preferred stock, $0.01 par value; 1 share authorized, issued and outstanding at July 31, 2011 and January 31, 2011	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 98,390,978 and 98,389,625 shares issued and outstanding at July 31, 2011 and January 31, 2011, respectively	984	984
Additional paid-in capital	515,672	515,182
Accumulated other comprehensive loss	(928)	(900)
Accumulated deficit	(411,985)	(411,690)

Total stockholders’ equity	103,743	103,576

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$720,720	$748,037

See accompanying notes to condensed consolidated financial statements.

SERENA SOFTWARE, INC.

Condensed Consolidated Statements of Operations

For the Three Months and Six Months Ended July 31, 2011 and 2010

(In thousands)

(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2011	2010	2011	2010
Revenue:
Software licenses	$14,860	$10,050	$23,710	$21,462
Maintenance	36,361	35,610	71,016	71,191
Professional services	5,938	4,604	11,625	9,236

Total revenue	57,159	50,264	106,351	101,889

Cost of revenue:
Software licenses	462	233	797	533
Maintenance	2,888	2,805	5,713	5,690
Professional services	5,808	4,166	11,162	8,340
Amortization of acquired technology	43	8,333	3,651	17,029

Total cost of revenue	9,201	15,537	21,323	31,592

Gross profit	47,958	34,727	85,028	70,297

Operating expenses:
Sales and marketing	15,762	12,528	30,200	26,151
Research and development	6,841	7,612	13,539	15,952
General and administrative	3,640	3,604	7,167	8,261
Amortization of intangible assets	9,198	9,203	18,401	18,406
Restructuring, acquisition and other charges	1,057	452	1,669	2,622
Goodwill impairment	—	1,433	—	1,433

Total operating expenses	36,498	34,832	70,976	72,825

Operating income (loss)	11,460	(105)	14,052	(2,528)

Other income (expense):
Interest income	29	55	71	90
Interest expense	(6,518)	(6,018)	(12,717)	(13,193)
Change in the fair value of derivative instrument	—	—	—	1,616
Amortization and write-off of debt issuance costs	(315)	(436)	(675)	(869)
Amend and extend transaction fees	—	—	(1,487)	—

Total other income (expense)	(6,804)	(6,399)	(14,808)	(12,356)

Income (loss) before income taxes	4,656	(6,504)	(756)	(14,884)
Income tax expense (benefit)	57	(3,008)	(461)	(7,227)

Net income (loss)	$4,599	$(3,496)	$(295)	$(7,657)

See accompanying notes to condensed consolidated financial statements.

SERENA SOFTWARE, INC.

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended July 31, 2011 and 2010

(In thousands)

(Unaudited)

	Six Months Ended July 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(295)	$(7,657)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of acquired technology and other intangibles	23,489	36,930
Deferred income taxes	(8,629)	(12,833)
Interest expense on term credit facility and subordinated notes, net of interest paid	567	(200)
Fair market value adjustment on the interest rate swap	—	(1,616)
Amortization and write off of debt issuance costs	2,162	869
Stock-based compensation	491	1,993
Restructuring, acquisition and other charges	—	(772)
Goodwill impairment	—	1,433
Changes in operating assets and liabilities:
Accounts receivable	(736)	5,871
Prepaid expenses and other assets	(1,466)	(918)
Accounts payable	(416)	55
Income taxes payable	(315)	1,754
Accrued expenses and other liabilities	(4,411)	(5,242)
Deferred revenue	(6,690)	(8,127)

Net cash provided by operating activities	3,751	11,540

Cash flows used in investing activities:
Capital expenditures	(2,605)	(608)
Capital expenditures for internal use software	(319)	(179)

Net cash used in investing activities	(2,924)	(787)

Cash flows used in financing activities:
Amend and extend transaction fees	(1,958)	—
Common stock repurchased under stock repurchase plans and other plans	—	(347)
Repurchase of option rights under employee stock option plan	(2)	(36)
Exercise of stock options under employee stock option plan	2	24
Principal payments and early extinguishments under the term credit facility and senior subordinated notes	(7,500)	(32,000)

Net cash used in financing activities	(9,458)	(32,359)

Effect of exchange rate changes on cash and cash equivalents	(28)	(81)

Net decrease in cash and cash equivalents	(8,659)	(21,687)
Cash and cash equivalents at beginning of period	126,374	124,996

Cash and cash equivalents at end of period	$117,715	$103,309

Supplemental disclosures of cash flow information:
Income taxes paid, net of refunds	$8,680	$2,919

Interest expense paid	$12,150	$13,393

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

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2006 Stock Incentive Plan

Following the completion of the Merger on March 10, 2006, the Company established a new stock incentive plan, the 2006 Stock Incentive Plan (the “2006 Plan”), governing, among other things, the grant of options, restricted stock bonuses, and other forms of share-based payments covering shares of the Company’s common stock to our employees (including officers), directors and consultants. The Company’s common stock representing 12% of outstanding common stock on a fully diluted basis as of the date of the Merger was reserved for issuance under the 2006 Plan. Stock options granted under the 2006 Plan are either “time options” that vest and become exercisable over a four-year period or “time and performance options” that vest based on the achievement of certain performance targets over a five-year period following the date of grant. All options granted under the 2006 Plan will expire not later than ten years from the date of grant, but generally will terminate earlier upon termination of employment. In the event of a sale of substantially all of the assets of the Company, or a merger or acquisition of the Company, the Board of Directors may provide that awards granted under the 2006 Plan will be cashed out, continued, replaced with new awards that substantially preserve the terms of the original awards, or terminated, with acceleration of vesting of the original awards determined at the discretion of the Board of Directors.

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

As of July 31, 2011, a total of 12,549,313 shares of common stock were reserved for issuance upon the exercise of stock options and for the future grant of stock options or awards under the Amended 2006 Plan.

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The fair value of each stock option grant under the stock option plans is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the three months and six months ended July 31, 2011 and 2010.

	Three Months Ended July 31,		Six Months Ended July 31,
	2011	2010	2011	2010
Expected life (in years)	3.0	2.7 to 3.0	3.0	2.7 to 3.0
Risk-free interest rate	0.2% to 1.2%	0.2% to 1.3%	0.2% to 1.2%	0.2% to 1.5%
Volatility	19% to 33%	26% to 38%	19% to 33%	26% to 38%

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions including the expected stock price volatility.

With respect to the amounts set forth above, the Company’s expected volatility is based on the combination of historical volatility of the Company’s common stock and the Company’s peer group’s common stock over the period commensurate with the expected life of the options. To assist management in determining the estimated fair value of the Company’s common stock, the Company engages a third-party valuation specialist to perform a valuation on a semi-annual basis as of January 31 and July 31. In estimating the fair value of the Company’s common stock, the external valuation firm employs a two-step approach that first estimates the fair value of the Company as a whole, and then allocates the enterprise value to the Company’s common stock. The risk-free interest rates are derived from the average U.S. Treasury constant maturity rates during the period and approximate the rate in effect at the time of grant for the respective expected term. The expected terms are based on the observed and expected time to post-vesting exercise or cancellation of options. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero. The Company estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses forecasted projections to estimate pre-vesting option forfeitures and records stock-based compensation expense only for those awards that are expected to vest.

General Stock Option Information

The following table sets forth the summary of option activity under our stock option programs for the six months ended July 31, 2011:

	Options Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price
Balances as of January 31, 2011	882,171	11,046,652	$2.79
Granted	(315,000)	315,000	$3.58
Exercised	—	(2,382)	$1.25
Cancelled(1)	—	(77,128)	$1.25
Cancelled	2,309,119	(2,309,119)	$3.02
Restricted stock units granted, net of cancellations(2)	700,000	—	—

Balances as of July 31, 2011(3)	3,576,290	8,973,023	$2.77

(1)	Represents cancelled “Roll Over” options which are not returned to the available-for-grant stock option pool.

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(2)	Restricted stock units are granted from the stock option pool. In the six months ended July 31, 2011, a total of 700,000 units were cancelled and returned to the available-for-grant stock option pool. There were no units granted in the six months ended July 31, 2011. See “Restricted Stock Units” below for further details.
(3)	The number of options vested and expected to vest, net of estimated forfeitures, as of July 31, 2011 was 5,870,828 and has a weighted average exercise price of $2.62.

Information regarding the stock options outstanding at July 31, 2011 is summarized as follows:

Range of Exercise Price	Number Outstanding(1)(2)	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable(1)(2)	Weighted Average Exercise Price
$1.25	1,390,956	1.91 years	$1.25	1,390,956	$1.25
$3.00	5,737,067	7.40 years	$3.00	2,493,613	$3.00
$3.08	980,000	8.74 years	$3.08	181,171	$3.08
$3.19	575,000	9.17 years	$3.19	99,016	$3.19
$3.58	290,000	9.57 years	$3.58	—	—

	8,973,023	6.88 years	$2.77	4,164,756	$2.42

(1)	The table shows options without consideration of expected forfeitures. The Company estimates its forfeiture rate to be approximately 2% per year.
(2)	Total stock options outstanding at July 31, 2011 consist of 4,053,077 time-based options, 3,528,990 performance-based options and 1,390,956 roll over options. The Company presently does not record compensation expense associated with performance-based options because management believes their vesting is not probable.

The aggregate intrinsic value for options outstanding and options exercisable as of July 31, 2011 was $6.9 million and $4.6 million, respectively.

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

The following table sets forth the summary of restricted stock units activity under our restricted stock purchase agreements for the six months ended July 31, 2011:

	Non-Vested Shares	Weighted Average Grant Date Fair Value
Balances as of January 31, 2011	2,020,000	$3.01
Granted	—	—
Cancelled	(700,000)	$3.00

Balances as of July 31, 2011	1,320,000	$3.02

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The aggregate intrinsic value for restricted stock units outstanding as of July 31, 2011 was $4.7 million. There were no restricted stock units exercisable as of July 31, 2011.

As of July 31, 2011, total unrecognized compensation costs related to unvested stock options and restricted stock was $4.9 million. Costs related to unvested stock options are expected to be recognized over a period of 3 to 3.5 years and costs related to the restricted stock are expected to be recognized over a period of 3 to 4 years from grant date.

Stock-based compensation expense for the three and six months ended July 31, 2011 and 2010 is categorized as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2011	2010	2011	2010
Cost of maintenance	$17	$20	$30	$53
Cost of professional services	15	16	53	30

Stock-based compensation expense in cost of revenue	32	36	83	83

Sales and marketing	156	154	366	321
Research and development	50	146	(247)	423
General and administrative	(106)	460	289	1,166

Stock-based compensation expense (benefit) in operating expense	100	760	408	1,910

Total stock-based compensation expense	132	796	491	1,993
Income tax benefit	(51)	(309)	(190)	(774)

Total stock-based compensation expense, net of tax	$81	$487	$301	$1,219

(3)	Restructuring Charges and Accruals

In February 2011, in response to the general weakening of the worldwide economy, an expected continued slowdown in IT spending and a decline in the Company’s license revenue, the Company announced and began to execute plans to reduce its workforce by approximately 5%, or 28 positions, affecting all parts of the organization. The Company has realized and expects to continue to realize cost savings going forward as a result of this restructuring and other cost saving initiatives. This restructuring is substantially complete, and in connection with these actions, the Company recorded restructuring charges in the three months and six months ended July 31, 2011 related to a facility closure totaling $0.0 million and $0.2 million, respectively. The nature of the restructuring charges and the amounts paid and accrued as of July 31, 2011 are summarized as follows (in thousands):

	Severance, payroll taxes and other employee benefits	Facilities closures, legal and other miscellaneous(1)	Total restructuring charges and accruals
Balances as of January 31, 2011	$1,347	$463	$1,810
Accrued	—	163	163
Paid	(1,178)	(372)	(1,550)

Balances as of July 31, 2011	$169	$254	$423

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(1)	As of July 31, 2011, contract termination costs accrued related to abandoned facility leases totaled $0.3 million and will be paid out over the remaining lease terms ranging from 7 months to 12 months.

Restructuring accruals are reflected in accrued expenses in the Company’s unaudited condensed consolidated balance sheets.

The agreements underlying the Company’s senior subordinated notes and the credit facility include financial covenants based on Adjusted EBITDA and restructuring, acquisition and other charges are a component of that computation. These charges have been included as a separate line within operating expenses in the Company’s unaudited condensed consolidated statements of operations and are categorized as follows for the three months and six months ended July 31, 2011 and 2010 (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2011	2010	2011	2010
Sponsor fees, administration fees and other costs related to the Merger and the issuance of debt	$313	$310	$622	$620
Restructuring charges consisting principally of severance, payroll taxes and other employee benefits, facilities closures and legal and other miscellaneous costs	—	(225)	163	925
Other redundancy costs not related to our restructuring plans including severance and other employee related costs, costs to establish or liquidate entities, and other miscellaneous costs not part of ongoing operations	744	367	885	1,077

Total restructuring, acquisition and other charges	$1,057	$452	$1,670	$2,622

(4)	Goodwill and Other Intangible Assets

(a) Goodwill:

Goodwill is not amortized but instead is periodically tested for impairment. The required annual impairment test is performed in the fourth fiscal quarter each year. The Company has concluded that there were no indicators of impairment of goodwill as of July 31, 2011.

There were no changes in the carrying amount of goodwill during the three months and six months ended July 31, 2011.

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(b) Other Intangible Assets:

Other intangible assets are comprised of the following (in thousands):

	As of July 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Acquired technology	$178,699	$(178,678)	$21
Customer relationships	278,900	(188,521)	90,379
Trademark/Trade name portfolio	14,300	(9,672)	4,628
Capitalized software	6,666	(5,650)	1,016

Total	$478,565	$(382,521)	$96,044

	As of January 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Acquired technology	$178,699	$(175,027)	$3,672
Customer relationships	278,900	(171,014)	107,886
Trademark/Trade name portfolio	14,300	(8,779)	5,521
Capitalized software	6,346	(5,176)	1,170

Total	$478,245	$(359,996)	$118,249

Estimated amortization expense:
For remaining six months of year ending January 31, 2012			$18,586
For year ending January 31, 2013			36,746
For year ending January 31, 2014			36,639
For year ending January 31, 2015			4,073

Total			$96,044

As of July 31, 2011, the weighted average remaining amortization periods for trademark/trade name portfolio, customer relationships and capitalized software are 31 months, 31 months and 18 months, respectively. The total weighted average remaining amortization period for all identifiable intangible assets is 19 months. The aggregate amortization expense of acquired technology and other intangible assets was $9.2 million and $22.1 million in the three months and six months ended July 31, 2011, respectively, as compared to $17.5 million and $35.4 million in the same three months and six months, respectively, a year ago.

The Company tests its long-lived assets for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. A long-lived asset is not recoverable, and therefore subject to an impairment charge, if its carrying amount exceeds the undiscounted cash flows associated with it. There were no impairment charges in the three month and six month periods ended July 31, 2011 and 2010.

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(5)	Comprehensive Loss

The Company reports components of comprehensive loss in its annual consolidated statements of shareholders’ equity. Comprehensive loss consists of net loss and foreign currency translation adjustments. Total comprehensive loss for the three months and six months ended July 31, 2011 and 2010 is as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2011	2010	2011	2010
Comprehensive loss:
Net income (loss)	$4,599	$(3,496)	$(295)	$(7,657)
Other comprehensive loss—foreign currency translation adjustments	198	(413)	(28)	(81)

Total comprehensive loss	$4,797	$(3,909)	$(323)	$(7,738)

(6)	Recent Accounting Pronouncements

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

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(7)	Debt

Debt as of July 31, 2011 and January 31, 2011 consisted of the following (in thousands):

	July 31, 2011	January 31, 2011
Term loan, due March 10, 2013, three-month LIBOR plus 2.00%	$117,399	$316,000
Term loan, due March 10, 2016, three-month LIBOR plus 4.00%	191,101	—
Revolving credit facility, due March 10, 2012, three-month LIBOR plus 1.75%	25,667	35,000
Revolving credit facility, due March 10, 2015, three-month LIBOR plus 3.75%	9,333	—
Senior subordinated notes, due March 15, 2016, 10.375%	134,265	134,265

Total long-term debt	477,765	485,265
Less current portion	33,667	7,500

Total long-term debt, less current portion	$444,098	$477,765

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

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The revolving credit facility bears an annual commitment fee on the undrawn portion of that facility commencing on the date of execution and delivery of the senior secured credit agreement. As a result of the Company borrowing $65.0 million under the revolving credit facility in the fiscal quarter ended October 31, 2008 and Lehman Commercial Paper, Inc. (“LCPI”) becoming a defaulting lender due to its failure to fund its loan commitment, the annual commitment fee of 0.5% was not payable pursuant to the terms of the senior secured credit agreement until April 2010, when a $30 million portion of the loans under the revolving Credit Facility was repaid. In connection with the amendment of the Company’s senior secured credit agreement in March 2011, Barclays Bank PLC assumed LCPI’s revolving credit commitment of $10.0 million, reviving the applicable revolving credit commitment and resulting in total non-extended and extended revolving credit commitments of $75.0 million. Effective February 1, 2011, the annual commitment fee was 0.375% per annum.

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

Debt Covenants

The senior subordinated notes and the credit facility contain various covenants including limitations on additional indebtedness, capital expenditures, restricted payments, the incurrence of liens, transactions with affiliates and sales of assets. In addition, the credit facility requires the Company to comply with certain financial covenants, including leverage and interest coverage ratios and capital expenditure limitations. The Company was in compliance with all of the covenants of the credit facility as of July 31, 2011.

The Company’s senior secured credit agreement requires the Company to maintain a rolling twelve-month consolidated Adjusted EBITDA to consolidated Interest Expense ratio of a minimum of 2.00x at the end of each quarter beginning with the fiscal year ending January 31, 2010. Consolidated Interest Expense is defined in the senior secured credit agreement as consolidated cash interest expense less cash interest income and is further adjusted for certain non-cash interest expenses and other items. The Company is also required to maintain a rolling twelve-month consolidated Total Debt to consolidated Adjusted EBITDA ratio of a maximum of 5.00x at the end of each quarter beginning with the fiscal year ending January 31, 2011. Under the terms of the Amended and Restated Senior Secured Credit Agreement, the maximum total leverage ratio stepped up to 5.50x beginning with the fiscal quarter ending April 30, 2011 and through the test period ending on July 31, 2012 and will step down to 5.00x thereafter. Consolidated Total Debt is defined in the senior secured credit agreement as total debt other than certain indebtedness and is reduced by the amount of cash and cash equivalents on our consolidated balance sheet in excess of $5.0 million. As of July 31, 2011, our consolidated Total Debt was $365.1 million, consisting of total debt other than certain indebtedness totaling $477.8 million, net of cash and cash equivalents in excess of $5.0 million totaling $112.7 million. Failure to satisfy these ratio requirements would constitute a default under the senior secured credit agreement. If the Company’s lenders failed to waive any such default, our repayment obligations under the senior secured credit agreement could be accelerated, which would also constitute a default under the indenture governing the senior subordinated notes.

The Company’s ability to incur additional debt and make certain restricted payments under the indenture governing the senior subordinated notes, subject to specified exceptions, is tied to an Adjusted EBITDA to fixed charges ratio of at least 2.0x, except that we may incur certain debt and make certain restricted payments and

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

certain permitted investments without regard to the ratio, such as the Company’s ability to incur up to an aggregate principal amount of $625.0 million under our senior secured credit agreement (subject to reduction for mandatory prepayments under our senior secured credit agreement and inclusive of amounts outstanding under our senior secured credit agreement from time to time; as of July 31, 2011, we had $308.5 million outstanding under our term loan and $35.0 million under our revolving credit facility), to acquire persons engaged in a similar business that become restricted subsidiaries and to make other investments equal to the greater of $25.0 million or 2% of our consolidated assets. Fixed charges is defined in the indenture governing the senior subordinated notes as consolidated Interest Expense less interest income, adjusted for acquisitions, and further adjusted for non-cash interest expense.

(8)	Income Taxes

Income tax expense was $0.1 million in the three months ended July 31, 2011, and income tax benefit was $0.5 million in the six months ended July 31, 2011, as compared to an income tax benefit of $3.0 million and $7.2 million in the same three months and six months, respectively, a year ago. The Company’s projected effective income tax rate for fiscal year 2012 is 6%. The Company’s effective income tax benefit rate for fiscal year 2011 was 57%. The Company’s effective income tax rate projected for fiscal 2012 differs from the effective income tax benefit rate for fiscal 2011 predominantly due to the reduction in amortization associated with the acquired technology from the March 2006 merger that became fully amortized in the fiscal quarter ended April 30, 2011. The Company’s effective income tax rate differs from the federal statutory rate of 35% primarily due to the impacts of permanently reinvested foreign earnings, the domestic production deduction, the United States research and experimentation tax credit, and state taxes.

At January 31, 2011, the Company had total federal, state and foreign unrecognized tax benefits of $3.9 million, including interest of $0.9 million. During the six months ended July 31, 2011 there were no material changes to the total unrecognized tax benefit, and the Company accrued immaterial amounts in interest.

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

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

FASB ASC Topic 820 requires the use of observable market data if such data is available without undue cost and effort.

Items Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at April 30, 2011 consistent with the fair value hierarchy provisions of FASB ASC Topic 820 (in thousands):

Description	Estimated Fair Value at July 31, 2011	Fair Value Measurement at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$98,340	$98,340	$—	$—

Total Assets	$98,340	$98,340	$—	$—

Total Liabilities	$—	$—	$—	$—

At July 31, 2011, the Company did not have any assets or liabilities measured at fair value on a recurring basis using significant other observable inputs (Level 2) or significant unobservable inputs (Level 3).

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

The estimated fair values of certain of the Company’s long-term debt obligations, based on quoted market prices, as of July 31, 2011 and January 31, 2011 are as follows:

	Carrying Amount	Fair Value
	(In thousands)
As of July 31, 3011:
2.25175% Term Loan due 2013	$117,399	$115,345
4.25175% Term Loan due 2016	$191,101	$186,323
10.375% Senior Subordinated Notes due 2016	$134,265	$140,978
As of January 31, 2011:
2.30344% Term Loan due 2013	$316,000	$306,520
10.375% Senior Subordinated Notes due 2016	$134,265	$137,622

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

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

In connection with our merger with Spyglass Merger Corp., an affiliate of Silver Lake, in March 2006, we entered into a senior secured credit agreement, issued senior subordinated notes, and entered into other related transactions, which we refer to collectively as the acquisition transactions. After consummation of the acquisition transactions, we are highly leveraged. As of July 31, 2011 we had outstanding $477.8 million in aggregate indebtedness, including $35.0 million of borrowing under our revolving credit facility. Our liquidity requirements are significant, primarily due to debt service requirements.

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

In the quarter ended July 31, 2011, when compared to the same quarter a year ago, total revenues increased 14%, as total revenues were $57.2 million in the current quarter versus $50.3 million in the same quarter a year ago. In the six months ended July 31, 2011, when compared to the same six months a year ago, total revenues increased 4%, as total revenues were $106.4 million in the current six months versus $101.9 million in the same six months a year ago. The increase in total revenues in the quarter and six months ended July 31, 2011, when compared to the same quarter and six months a year ago, is primarily the result of increases in software licenses revenues and our consulting business driven in part by our success in closing several large license transactions in the current quarter that we had failed to close in the prior quarter, and an increase in professional services revenue driven in part by solution-oriented sales from prior quarters that were performed during the current quarter. In the quarter and six months ended July 31, 2011, 54% and 52%, respectively, of our total software license revenue came from our distributed systems products, as compared to 66% and 64% in the same quarter and six months, respectively, a year ago. In the quarter and six months ended July 31, 2011, 46% and 48%, respectively, of our total software license revenue came from our mainframe products, as compared to 34% and 36% in the same quarter and six months, respectively, a year ago.

Historically, our revenue has been generally attributable to sales in North America, Europe and to a lesser extent Asia Pacific. Revenue attributable to sales in North America accounted for approximately 64% and 65% of our total revenue in the quarter and six months ended July 31, 2011, respectively, as compared to 67% in both the same quarter and six months a year ago.

Our international revenue is attributable principally to our European operations. International revenue accounted for approximately 36% and 35% of our total revenue in the quarter and six months ended July 31, 2011, respectively, as compared to 33% in both the same quarter and six months a year ago.

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

In the second quarter of fiscal year 2012, there has been no change in the above critical accounting policies or the underlying assumptions and estimates used in their application. See our Annual Report on Form 10-K for the fiscal year ended January 31, 2011 filed with the SEC on May 2, 2011 for further information regarding our critical accounting policies and estimates.

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

	Three Months Ended July 31,		Six Months Ended July 31,
	2011	2010	2011	2010
Revenue:
Software licenses	26%	20%	22%	21%
Maintenance	64%	71%	67%	70%
Professional services	10%	9%	11%	9%

Total revenue	100%	100%	100%	100%

Cost of revenue:
Software licenses	1%	—	1%	1%
Maintenance	5%	6%	5%	5%
Professional services	10%	8%	11%	8%
Amortization of acquired technology	—	17%	3%	17%

Total cost of revenue	16%	31%	20%	31%

Gross profit	84%	69%	80%	69%

Operating expenses:
Sales and marketing	28%	25%	28%	26%
Research and development	12%	15%	13%	16%
General and administrative	6%	7%	7%	8%
Amortization of intangible assets	16%	18%	17%	18%
Restructuring, acquisition and other charges	2%	1%	2%	2%
Goodwill impairment	—	3%	—	1%

Total operating expenses	64%	69%	67%	71%

Operating income (loss)	20%	—	13%	(2)%

Other income (expense):
Interest income	—	—	—	—
Interest expense	(11)%	(12)%	(12)%	(13)%
Change in the fair value of derivative instrument	—	—	—	2%
Amortization and write-off of debt issuance costs	(1)%	(1)%	(1)%	(1)%
Amend and extend transaction fees	—	—	(1)%	—

Total other income (expense)	(12)%	(13)%	(14)%	(12)%

Income (loss) before income taxes	8%	(13)%	(1)%	(14)%
Income tax expense (benefit)	—	(6)%	(1)%	(7)%

Net income (loss)	8%	(7)%	—	(7)%

Revenue

We derive revenue from software licenses, maintenance and professional services. Our total revenue increased $6.9 million, or 14%, to $57.2 million in the quarter ended July 31, 2011 from $50.3 million in the same quarter a year ago. For the six months ended July 31, 2011, total revenues increased $4.5 million, or 4%, to $106.4 million from $101.9 million in the same six months a year ago. The increase in total revenues in the quarter and six months ended July 31, 2011, when compared to the same quarter and six months a year ago, is primarily the result of increases in software licenses revenues driven in part by our success in closing several large license transactions in the current quarter that we had failed to close in the prior quarter, and an increase in professional services revenue driven in party by solution-oriented sales from prior quarters that were performed during the current quarter.

The following table summarizes software licenses, maintenance and professional services revenues for the periods indicated (in thousands, except percentages):

	Three Months Ended July 31,				Six Months Ended July 31,
	2011	2010	Increase (Decrease)		2011	2010	Increase (Decrease)
			In Dollars	In %			In Dollars	In %
Revenue:
Software licenses	$14,860	$10,050	$4,810	48%	$23,710	$21,462	$2,248	10%
Maintenance	36,361	35,610	751	2%	71,016	71,191	(175)	—
Professional services	5,938	4,604	1,334	29%	11,625	9,236	2,389	26%

Total revenue	$57,159	$50,264	$6,895	14%	$106,351	$101,889	$4,462	4%

Software Licenses. Software licenses revenue as a percentage of total revenue was 26% and 22% in the quarter and six months ended July 31, 2011, respectively, as compared to 20% and 21% in the same quarter and six months, respectively, a year ago. For the current quarter and six months, when compared to the same quarter and six months a year ago, the increase in software licenses revenue, in both absolute dollars and as a percentage of total revenue, was primarily the result of our success in closing several large license transactions in the current quarter which we had failed to close in the prior quarter and a general improvement in software purchasing activities. Our core ALM products, which include Dimensions and ZMF, continue to make up a significant portion of our total software license revenue. Combined, our core ALM products accounted for $13.5 million, or 91%, and $21.3 million, or 90%, of total software licenses revenue in the quarter and six months ended July 31, 2011, respectively, as compared to $9.7 million, or 96%, and $20.4 million, or 95%, in the same quarter and six months, respectively, a year ago. Distributed systems products accounted for $8.1 million, or 54%, and $12.3 million, or 52%, of total software licenses revenue in the quarter and six months ended July 31, 2011, respectively, as compared to $6.6 million, or 66%, and $13.7 million, or 64%, in the same quarter and six months, respectively, a year ago. We expect that our Dimensions, ZMF and SBM family of products will continue to account for a substantial portion of software license revenue in the future. We expect our software license revenue for the fiscal quarter ending October 31, 2011 to increase over the same quarter last year.

Maintenance. Maintenance revenue as a percentage of total revenue was 64% and 67% in the quarter and six months ended July 31, 2011, respectively, as compared to 71% and 70% in the same quarter and six months, respectively, a year ago. For the current quarter, when compared to the same quarter a year ago, the increase in maintenance revenue in absolute dollars is primarily due to the impact of currency fluctuations and the acceleration of revenues into the current quarter from delayed renewals, all partially offset by pricing pressures on maintenance renewals as a result of the weak global economy and several small maintenance contract cancellations. For the current six months, when compared to the same six months a year ago, the decrease in maintenance revenue in absolute dollars is primarily due to pricing pressures on maintenance renewals as a result of the weak global economy and several small maintenance contract cancellations. We expect maintenance revenue to remain generally flat in the near term as maintenance contracts continue to renew at consistent rates and we continue to sell software licenses, offset by pricing pressure caused by the prolonged adverse worldwide economic conditions.

Professional Services. Professional services revenue as a percentage of total revenue was 10% and 11% in the quarter and six months ended July 31, 2011, respectively, as compared to 9% in both the same quarter and six months a year ago. For the current quarter and six months, when compared to the same quarter and six months a year ago, the increase in both absolute dollars and as a percentage of total revenue is predominantly due to an increase in the number of consulting engagements primarily as a result of our expanded professional services organization. In general, professional services revenue is attributable to consulting opportunities in our installed customer base and expanding our consulting service capabilities. We expect professional services revenue to remain generally flat or slightly increase in the near term as we maintain our focus on selling solution-oriented offerings based on our ALM products and SBM.

Cost of Revenue

Cost of revenue, consisting of cost of software licenses, cost of maintenance, cost of professional services and amortization of acquired technology, was 16% and 20% of total revenue in the quarter and six months ended July 31, 2011, respectively, as compared to 31% in both the same quarter and six months a year ago.

The following table summarizes cost of revenue for the periods indicated (in thousands, except percentages):

	Three Months Ended July 31,				Six Months Ended July 31,
	2011	2010	Increase (Decrease)		2011	2010	Increase (Decrease)
			In Dollars	In %			In Dollars	In %
Cost of revenue:
Software licenses	$462	$233	$229	98%	$797	$533	$264	50%
Maintenance	2,888	2,805	83	3%	5,713	5,690	23	—
Professional services	5,808	4,166	1,642	39%	11,162	8,340	2,822	34%
Amortization of acquired technology	43	8,333	(8,290)	(99)%	3,651	17,029	(13,378)	(79)%

Total cost of revenue	$9,201	$15,537	$(6,336)	(41)%	$21,323	$31,592	$(10,269)	(33)%

Percentage of total revenue	16%	31%			20%	31%

Software Licenses. Cost of software licenses consists principally of fees associated with integrating third party technology into our Release Automation, PVCS and Dimensions distributed systems products and, to a lesser extent, salaries, bonuses and other costs associated with our product release organization. Cost of software licenses as a percentage of total software licenses revenue was 3% in both the quarter and six months ended July 31, 2011, as compared to 2% in both the same quarter and six months a year ago. The increase in both absolute dollars and as a percentage of total software licenses revenue in both the quarter and six months ended July 31, 2011, when compared to the same quarter and six months a year ago, was primarily due to increases in certain distributed systems products sales that have fees associated with distributing a third party product and integrating third party technology into our products.

Maintenance. Cost of maintenance consists primarily of salaries, bonuses and other costs associated with our customer support organization. Cost of maintenance as a percentage of total maintenance revenue was 8% in both the current quarter and six months ended July 31, 2011, as well as 8% in both the same quarter and six months a year ago. For the current quarter and six months, when compared to the same quarter and six months a year ago, cost of maintenance remained generally flat in both absolute dollars and as a percentage of maintenance revenue as general cost increases associated with our customer support organization were offset by decreases in expenses associated with our customer support organization resulting from restructuring and other cost cutting initiatives.

Professional Services. Cost of professional services consists of salaries, bonuses and other costs associated with supporting and growing our professional services organization. Cost of professional services as a percentage of total professional services revenue was 98% and 96% in the quarter and six months ended July 31, 2011, respectively, as compared to 90% in both the same quarter and six months a year ago. For both the current quarter and six months, when compared to the same quarter and six months a year ago, the increase in the cost of professional services in both absolute dollars and as a percentage of total professional services revenue was predominantly due to increases in headcount to support higher professional services revenue.

Amortization of Acquired Technology. In connection with our merger in March 2006, and to a lesser extent small technology acquisitions in March 2006, October 2006 and September 2008, we have recorded $178.7 million in acquired technology. The acquired technology associated with our merger in March 2006 became fully amortized in the fiscal quarter ended April 30, 2011. Amortization expense was predominantly due to the acquired technology recorded in connection with the merger.

Operating Expenses

The following table summarizes operating expenses for the periods indicated (in thousands, except percentages):

	Three Months Ended July 31,				Six Months Ended July 31,
	2011	2010	Increase (Decrease)		2011	2010	Increase (Decrease)
			In Dollars	In %			In Dollars	In %
Operating expenses:
Sales and marketing	$15,762	$12,528	$3,234	26%	$30,200	$26,151	$4,049	15%
Research and development	6,841	7,612	(771)	(10)%	13,539	15,952	(2,413)	(15)%
General and administrative	3,640	3,604	36	1%	7,167	8,261	(1,094)	(13)%
Amortization of intangible assets	9,198	9,203	(5)	—	18,401	18,406	(5)	—
Restructuring, acquisition & other charges	1,057	452	605	134%	1,669	2,622	(953)	(36)%
Goodwill impairment	—	1,433	(1,433)	(100)%	—	1,433	(1,433)	(100)%

Total operating expenses	$36,498	$34,832	$1,666	5%	$70,976	$72,825	$(1,849)	(3)%

Percentage of total revenue	64%	69%			67%	71%

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses, payroll taxes and employee benefits as well as travel, entertainment and marketing expenses. Sales and marketing expenses as a percentage of total revenue were 28% in both the quarter and six months ended July 31, 2011, as compared to 25% and 26% in the same quarter and six months, respectively, a year ago. For both the quarter and six months ended July 31, 2011, when compared to the same quarter and six months a year ago, in both absolute dollars and as a percentage of total revenue, the increase in sales and marketing expenses was primarily the result of growing our sales and marketing organizations to support future software licenses sales and marketing programs, and higher direct costs, such as sales commissions and cash incentive compensation, associated with higher software licenses revenue. In absolute dollar terms, we expect sales and marketing expenses to remain generally flat or slightly increase over the near term.

Research and Development. Research and development expenses consist primarily of salaries, bonuses, payroll taxes, employee benefits and costs attributable to research and development activities. Research and development expenses as a percentage of total revenue were 12% and 13% in the quarter and six months ended July 31, 2011, respectively, as compared to 15% and 16% in the same quarter and six months, respectively, a year ago. For both the quarter and six months ended July 31, 2011, when compared to the same quarter and six months a year ago, the decrease in research and development expenses in both absolute dollars and as a percentage of total revenue, was primarily attributable to restructuring and other cost cutting initiatives, including moving some of our research and development activities to lower cost offshore locations, put in place in fiscal 2011 and the first quarter of fiscal 2012, and decreases in stock-based compensation expense totaling $0.1 million and $0.7 million in the current quarter and six months, respectively, when compared to the same quarter and six months a year ago. We expect research and development expenses to remain generally flat in the near term.

General and Administrative. General and administrative expenses consist primarily of salaries, bonuses, payroll taxes, benefits and certain non-allocable administrative costs, including legal and accounting fees and bad debt. General and administrative expenses as a percentage of total revenue were 6% and 7% in the quarter and six months ended July 31, 2011, respectively, as compared to 7% and 8% in the same quarter and six months, respectively, a year ago. For the current quarter ended July 31, 2011, when compared to the same quarter a year ago, the slight increase in general and administrative expenses in absolute dollars was primarily attributable to fluctuations in currency exchange rates and an increase in bad debt expense totaling $0.1 million, all partially offset by restructuring and other cost cutting initiatives put in place in fiscal 2011 and the first quarter of fiscal 2012, and a decrease in stock-based compensation expense totaling $0.6 million. For the current six months ended July 31, 2011, when compared to the same six months a year ago, the decrease in general and administrative expenses in both absolute dollars and as a percentage of total revenue was primarily attributable to restructuring and other cost cutting initiatives put in place in fiscal 2011 and the first quarter of fiscal 2012, and a decrease in stock-based compensation expense totaling $0.9 million. We expect general and administrative expenses to remain generally flat in the near term.

Amortization of Intangible Assets. In connection with our merger in March 2006, and to a lesser extent a small technology acquisition in October 2006, we have recorded $299.8 million in identifiable intangible assets, reduced by amortization totaling $203.8 million as of July 31, 2011. For the current quarter and six months ended July 31, 2011 and the same quarter and six months a year ago, amortization expense was predominantly due to the identifiable intangible assets recorded in connection with the merger. Assuming there are no impairments and no acquisitions, we expect to record $9.2 million in amortization expense in each of the next three fiscal quarters, $9.1 million in amortization expense in each of the seven fiscal quarters following thereafter and finally, $3.9 million in amortization expense in the first quarter of fiscal 2015.

Restructuring, Acquisition and Other Charges. In connection with our restructuring plans put in place on March 1, 2010 and again in February 2011, and severance and other employee related costs, sponsor fees and other charges not part of ongoing operations, we recorded $1.1 million and $1.7 million in restructuring, acquisition and other charges in the quarter and six months ended July 31, 2011, respectively, as compared to $0.5 million and $2.6 million in the same quarter and six months, respectively, a year ago. Restructuring, acquisition and other charges for the quarter and six months ended July 31, 2011 and 2010 are categorized as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2011	2010	2011	2010
Sponsor fees, administration fees and other costs related to the Merger and the issuance of debt	$313	$310	$622	$620
Restructuring charges consisting principally of severance, payroll taxes and other employee benefits, facilities closures and legal and other miscellaneous costs(1)	—	(225)	163	925
Other redundancy costs not related to our restructuring plans including severance and other employee related costs, costs to establish or liquidate entities, and other miscellaneous costs not part of ongoing operations	744	367	885	1,077

Total restructuring, acquisition and other charges	$1,057	$452	$1,670	$2,622

(1)	See Note 3 of notes to our unaudited condensed consolidated financial statements for additional information related to our restructuring plans.

Goodwill Impairment. In the quarter ended July 31, 2010, we corrected certain immaterial errors related to acquisition purchase accounting allocations and tax reserves that resulted in recording an impairment charge in the quarter and six months ended July 31, 2010 totaling $1.4 million.

Other Income (Expense)

The following table summarizes other income (expense) for the periods indicated (in thousands, except percentages):

	Three Months Ended July 31,				Six Months Ended July 31,
	2011	2010	Increase (Decrease)		2011	2010	Increase (Decrease)
			In Dollars	In %			In Dollars	In %
Other income (expense):
Interest income	$29	$55	$(26)	(47)%	$71	$90	$(19)	(21)%
Interest expense	(6,518)	(6,018)	(500)	8%	(12,717)	(13,193)	476	(4)%
Change in the fair value of derivative instrument	—	—	—	—	—	1,616	(1,616)	(100)%
Amortization and write-off of debt issuance costs	(315)	(436)	121	(28)%	(675)	(869)	194	(22)%
Amend and extend transaction fees	—	—	—	—	(1,487)	—	(1,487)	—

Total other income (expense)	$(6,804)	$(6,399)	$(405)	6%	$(14,808)	$(12,356)	$(2,452)	20%

Percentage of total revenue	(12)%	(13)%			(14)%	(12)%

Interest Income. For the current quarter and six months ended July 31, 2011, when compared to the same quarter and six months a year ago, the decrease in interest income is predominantly due to decreases in balances in interest bearing accounts, such as cash and cash equivalents, resulting from servicing and paying down principal on our debt and, to a lesser extent, lower yields, all partially offset by increases in cash balances resulting from the accumulation of free cash flows from operations.

Interest Expense. For the quarter ended July 31, 2011, when compared to the same quarter a year ago, the increase in interest expense is predominantly due to a 200 basis point increase in the extended facilities interest resulting from the amend and extend transaction early in the first fiscal quarter ended April 30, 2011, offset by our paying down principal on our revolving credit facility and term loan totaling $30.0 million and $2.0 million, respectively, in the fiscal quarter ended April 30, 2010. For the six months ended July 31, 2011, when compared to the same six months a year ago, the decrease in interest expense is predominantly due to our paying down principal on our revolving credit facility and term loan totaling $30.0 million and $2.0 million, respectively, in the fiscal quarter ended April 30, 2010, partially offset by a 200 basis point increase in the extended facilities interest resulting from the amend and extend transaction early in the first fiscal quarter ended April 30, 2011. See Note 7 of notes to our unaudited condensed consolidated financial statements included elsewhere in this report for additional information related to our debt.

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

Amortization and Write-Off of Debt Issuance Costs. In connection with the merger in March 2006 and the amend and extend transaction in March 2011, we capitalized $16.1 million and $0.5 million in debt issuance costs, respectively, reduced by accumulated amortization totaling $11.3 million as of July 31, 2011. We recorded $0.3 million and $0.7 million in amortization and write-off of debt issuance costs in the quarter and six months ended July 31, 2011, respectively, as compared to $0.4 million and $0.9 million in the same quarter and six months, respectively, a year ago. Assuming we do not incur additional debt or extinguish senior subordinated notes before maturity, we expect to record $0.2 million to $0.3 million per quarter in amortization expense in each fiscal quarter through the end of fiscal 2016 and $0.1 million in amortization expense in the first quarter of fiscal 2017.

Amend and Extend Transaction Fees. In connection with the amended and restated senior secured credit agreement entered into in March 2011, we incurred $1.5 million of fees which were immediately expensed in the quarter ended April 30, 2011. For additional information regarding the amended and restated senior secured credit agreement, see “Liquidity and Capital Resources – Senior Secured Credit Agreement” below and Note 7 of notes to our unaudited condensed consolidated financial statements “Senior Secured Credit Agreement.”

Income Tax Expense (Benefit)

The following table summarizes income tax expense (benefit) for the periods indicated (in thousands, except percentages):

	Three Months Ended July 31,				Six Months Ended July 31,
	2011	2010	Increase (Decrease)		2011	2010	Increase (Decrease)
			In Dollars	In %			In Dollars	In %
Income tax expense (benefit)	$57	$(3,008)	$3,065	(102)%	$(461)	$(7,227)	$6,766	(94)%

Percentage of total revenue	—	(6)%			(1)%	(7)%

Income Tax Expense (Benefit). Income tax expense was $0.1 million in the quarter ended July 31, 2011, and income tax benefit was $0.5 million in the six months ended July 31, 2011, as compared to an income tax benefit of $3.0 million and $7.2 million in the same quarter and six months, respectively, a year ago. Our projected effective income tax rate for fiscal year 2012 is 6%. Our effective income tax benefit rate for fiscal year 2011 was 57%. Our effective income tax rate projected for fiscal 2012 differs from the effective income tax benefit rate for fiscal 2011 predominantly due to the reduction in amortization associated with the acquired technology from the March 2006 merger that became fully amortized in the fiscal quarter ended April 30, 2011. Our effective income tax rate differs from the federal statutory rate of 35% primarily due to the impacts of permanently reinvested foreign earnings, the domestic production deduction, the United States research and experimentation tax credit, and state taxes. See Note 8 of notes to our unaudited condensed consolidated financial statements included elsewhere in this report for further information regarding income taxes and its impact on our results of operations and financial position.

Liquidity and Capital Resources

Cash and Cash Equivalents. Since our inception, we have financed our operations and met our capital expenditure requirements through cash flows from operations. As of July 31, 2011, we had $117.7 million in cash and cash equivalents.

Net Cash Provided by Operating Activities. Cash flows provided by operating activities were $3.8 million and $11.5 million in the six months ended July 31, 2011 and the same six months a year ago, respectively. In the six months ended July 31, 2011, we generated cash flows from operating activities despite incurring a net loss principally due to the inclusion of non-cash expenses in net loss, partially offset by interest payments made on the term credit facility and senior subordinated notes totaling $12.2 million, corporate income tax payments net of refunds totaling $8.7 million, cash collections in advance of revenue recognition for maintenance contracts, decreases in accrued expenses and other liabilities, and an increase in prepaid expenses and other assets. In the six months ended July 31, 2010, we generated cash flows from operating activities despite incurring a net loss principally due to the inclusion of non-cash expenses in net loss and a decrease in accounts receivable, all partially offset by interest payments made on the term credit facility and senior subordinated notes totaling $13.4 million, cash collections in advance of revenue recognition for maintenance contracts, decreases in accrued expenses and other liabilities and corporate income tax payments net of refunds totaling $2.9 million.

Net Cash Used in Investing Activities. Net cash used in investing activities was $2.9 million and $0.8 million in the six months ended July 31, 2011 and the same six months a year ago, respectively. In the six months ended July 31, 2011, net cash used in investing activities related to the purchase of computer equipment and office furniture and equipment totaling $2.6 million and the purchase of software totaling $0.3 million. In the six months ended July 31, 2010, net cash used in investing activities related to the purchase of computer equipment and office furniture and equipment totaling $0.6 million and the purchase of software totaling $0.2 million.

Net Cash Used in Financing Activities. Net cash used in financing activities was $9.5 million and $32.4 million in the six months ended July 31, 2011 and the same six months a year ago, respectively. In the six months ended July 31, 2011, net cash used in financing activities principally related to principal payments made on the term loan totaling $7.5 million and debt issue costs paid associated with the amend and extend transaction totaling $2.0 million. In the six months ended July 31, 2010, net cash used in financing activities principally related to principal payments made on the revolving credit facility and senior secured term loan totaling $30.0 million and $2.0 million, respectively, and repurchases of common stock totaling $0.4 million.

Contractual Obligations and Commitments

As a result of the acquisition transactions related to our merger in March 2006, we became highly leveraged. As of July 31, 2011, we had outstanding $477.8 million in aggregate indebtedness. Our liquidity obligations are significant, primarily due to debt service obligations. Our interest expense for the quarter and six months ended July 31, 2011 was $6.5 million and $12.7 million, respectively, as compared to $6.0 million and $13.2 million in the same quarter and six months, respectively, a year ago.

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

The following is a summary of our various contractual commitments as of July 31, 2011, including non-cancelable operating lease agreements for office space that expire between calendar years 2011 and 2018. All periods start from August 1, 2011.

	Payments Due by Period(2)
	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
	(in thousands)
Operating lease obligations	$10,246	$2,119	$2,715	$2,004	$3,408
Credit Facility:
Term loan due March 10, 2013	117,399	8,000	109,399	—	—
Term loan due March 10, 2016	191,101	—	—	191,101	—
Revolving credit facility due March 10, 2012	25,667	25,667	—	—	—
Revolving credit facility due March 10, 2015	9,333	—	—	9,333	—
Senior subordinated notes due March 15, 2016	134,265	—	—	134,265	—
Scheduled interest on debt(1)	108,148	25,482	46,547	36,119	—

	$596,159	$61,268	$158,661	$372,822	$3,408

(1)	Scheduled interest on debt is calculated through the instruments due date and assumes no unscheduled principal paydowns or borrowings. Scheduled interest on debt includes the term loan due March 10, 2013 at an annual rate of 2.25175%, which is the rate in effect as of July 31, 2011, the term loan with an extended due date of March 10, 2016 at an annual rate of 4.25175%, which is the rate in effect as of July 31, 2011, the partially drawn revolving credit facility due March 10, 2012 at an annual rate of 2.00175%, which is the rate in effect as of July 31, 2011, the partially drawn revolving credit facility with an extended due date of March 10, 2015 at an annual rate of 4.00175%, which is the rate in effect as of July 31, 2011, the commitment fee on the unutilized amount of the revolving term credit facility due March 10, 2012 at the annual rate of 0.375%, which is the rate in effect as of July 31, 2011, and the ten year senior subordinated notes due March 15, 2016 at the stated annual rate of 10.375%.
(2)	This table excludes the company’s unrecognized tax benefits totaling $3.0 million as of July 31, 2011 since the company has determined that the timing of payments with respect to this liability cannot be reasonably estimated.

Accounts Receivable and Deferred Revenue. At July 31, 2011, we had accounts receivable, net of allowances, of $23.6 million and total deferred revenue of $72.5 million.

Off-Balance Sheet Arrangements. As part of our ongoing operations, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of July 31, 2011, we were not involved in any unconsolidated SPE transactions.

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

Interest Rates and Fees. The term loans and revolving credit facility bear interest at a rate equal to three-month LIBOR plus applicable margins that are determined pursuant to a grid based on our most recent total leverage ratio. The $400.0 million term loan, of which $308.5 million was outstanding as of July 31, 2011, currently bears interest at a rate equal to three-month LIBOR plus 2.00% for the non-extended term loans and three-month LIBOR plus 4.00% for the extended term loans. Those rates were 2.25175% and 4.25175%, respectively, as of July 31, 2011. The revolving credit facility, of which $35.0 million was outstanding as of July 31, 2011, currently bears interest at a rate equal to three-month LIBOR plus 1.75% for the non-extended revolving credit facility and three-month LIBOR plus 3.75% for the extended revolving credit facility. Those rates were 2.00175% and 4.00175%, respectively, as of July 31, 2011. More generally, the loans under the senior secured credit agreement bear interest, at the option of the borrower, based upon the following rates as of July 31, 2011.

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

Senior Subordinated Notes

As of July 31, 2011, we have outstanding $134.3 million principal amount of senior subordinated notes, bearing interest at a rate of 10.375%, payable semi-annually on March 15 and September 15, and maturing on March 15, 2016. Each of our domestic subsidiaries that guarantees the obligations under our outstanding indebtedness will jointly, severally and unconditionally guarantee the notes on an unsecured senior subordinated basis. As of the date of this report, we do not have any domestic subsidiaries and, accordingly, there are no guarantors on such date. The notes are our unsecured, senior subordinated obligations, and the guarantees, if any, will be unsecured, senior subordinated obligations of the guarantors. The notes are subject to redemption at our option under terms and conditions specified in the indenture related to the notes, and may be redeemed at the option of the holders at 101% of their face amount, plus accrued and unpaid interest, upon certain change of control events.

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

In addition, under our senior secured credit agreement, we are required to satisfy and maintain specified financial ratios and other financial condition tests, including minimum interest coverage ratio and a maximum total leverage ratio. We were in compliance with all of the covenants under the secured credit agreement and indenture as of July 31, 2011. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet those ratios and tests in the future. A breach of any of these covenants would result in a default (which, if not cured, could mature into an event of default) and in certain cases an immediate event of default under our senior secured credit agreement. Upon the occurrence of an event of default under our senior secured credit agreement, all amounts outstanding under our senior secured credit agreement could be declared to be (or could automatically become) immediately due and payable and all commitments to extend further credit could be terminated.

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

The following is a reconciliation of net income (loss), a GAAP measure of our operating results, to Adjusted EBITDA as defined in our debt agreements.

	Three Months Ended July 31,		Six Months Ended July 31,
	2011	2010	2011	2010
Net income (loss)(1)	$4,599	$(3,496)	$(295)	$(7,657)
Interest expense (income), net(2)	6,804	6,399	14,808	12,356
Income tax expense (benefit)	57	(3,008)	(461)	(7,227)
Depreciation and amortization expense(3)	10,102	19,090	23,980	38,923
Goodwill impairment	—	1,433	—	1,433

EBITDA	21,562	20,418	38,032	37,828
Deferred maintenance writedown(1)	—	37	—	74
Restructuring, acquisition and other charges(4)	1,057	452	1,669	2,622

Adjusted EBITDA(1)	$22,619	$20,907	$39,701	$40,524

(1)	Net loss for the quarter and six months ended July 31, 2010 only, includes the periodic effect of the deferred maintenance step-down associated with the Merger. This unrecognized maintenance revenue is added back in calculating Adjusted EBITDA for purposes of the indenture governing the senior subordinated notes and the senior secured credit agreement.
(2)	Interest expense (income), net includes interest income and interest expense. For the fiscal six months ended July 31, 2011 only, interest expense (income), net also included amend and extend transaction fees. For the fiscal six months ended July 31, 2010 only, interest expense (income), net also included the change in the fair value of derivative instruments.
(3)	Depreciation and amortization expense includes depreciation of fixed assets, amortization of leasehold improvements, amortization of acquired technologies, amortization of other intangible assets and amortization of stock-based compensation. See Note 2 of notes to our unaudited condensed consolidated financial statements for additional information related to stock-based compensation.
(4)	Restructuring, acquisition and other charges include employee payroll, severance and other employee related costs associated with transitional activities that are not expected to be part of our ongoing operations, and travel and other direct costs associated with the Merger. See Note 3 of notes to our unaudited condensed consolidated financial statements for additional information related to restructuring charges and accruals.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

We do not use derivative financial instruments in our investment portfolio and have no foreign exchange contracts. Our financial instruments consist of cash and cash equivalents, trade accounts receivable, accounts payable, term loan and secured indebtedness. We consider investments in highly liquid instruments purchased with an original maturity of 90 days or less to be cash equivalents. All of our cash equivalents principally consist of money market funds, and are classified as available-for-sale as of July 31, 2011. We are subject to interest rate risk on the variable interest rate of the unhedged portion of the secured term loan. Effective with the expiration of our interest rate swap contract on April 10, 2010, no portion of our variable interest rate secured term loan is hedged and management currently does not intend to enter into any swap contract to hedge any portion of the variable interest rate secured term loan. We do not believe that a hypothetical 25% fluctuation in the variable interest rate would have a material impact on our consolidated financial position or results of operations.

Interest Rate Risk. Historically, our exposure to market risk for changes in interest rates relates primarily to our short and long-term investments and short and long-term debt obligations.

As of July 31, 2011, we had $308.5 million of debt under our senior secured credit agreement. A 1% increase in these floating rates would increase annual interest expense by $3.1 million.

Foreign Exchange Risk. Sales to foreign countries accounted for approximately 36% and 35% of the total sales in the quarter and six months ended July 31, 2011, respectively, as compared to 33% in both the same quarter and six months a year ago. Because we invoice certain foreign sales in currencies other than the United States dollar, predominantly the British pound sterling and euro, and do not hedge these transactions, fluctuations in exchange rates could adversely affect the translated results of operations of our foreign subsidiaries. Therefore, foreign exchange fluctuations could create a risk of significant balance sheet gains or losses on our consolidated financial statements. In addition, in the past several years we have benefited from the weakness of the U.S. dollar against other currencies, increasing our net revenues derived from international operations. In more recent quarters, the United States dollar appreciated against these foreign currencies, negatively affecting our net revenues. If the U.S. dollar strengthens against foreign currencies, our future net revenues could be adversely affected. However, given our foreign subsidiaries’ net book values as of July 31, 2011 and net cash flows for the most recent fiscal six months ended July 31, 2011, we do not believe that a hypothetical 25% fluctuation in foreign currency exchange rates would have a material impact on our consolidated financial position or results of operations.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Interim Chief Financial Officer, with the assistance of senior management personnel, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of July 31, 2011. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual and quarterly reports filed under the Exchange Act. Based on this evaluation, and subject to the limitations described below, our Chief Executive Officer and our Interim Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of July 31, 2011.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended July 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls. Our management, including our Chief Executive Officer and the Interim Chief Financial Officer, does not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can only provide reasonable, not absolute, assurances that the objectives of the control system are met. The design of a control system reflects resource constraints, and the benefits of controls must be considered relative to their costs. Because there are inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of error or fraud, if any, have been or will be detected.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

ITEM 3.	Defaults Upon Senior Securities

Not Applicable

ITEM 4.	(Removed and Reserved)

ITEM 5.	Other Information

Kamran Kheirolomoom, our Senior Vice President, SBM Business Unit, resigned effective as of September 15, 2011.

ITEM 6.	Exhibits

Exhibit No.	Exhibit Description

10.1†	Letter Agreement re: Indemnification Rights dated September 14, 2011 between Silver Lake Group, LLC and Serena Software, Inc.

31.01†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02†	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01‡	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02‡	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 ††	The following financial information from Serena Software, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of July 31, 2011 (Unaudited) and January 31, 2011, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three and six months ended July 31, 2011 and 2010, (iii) Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended July 31, 2011 and 2010 and (iv) the Notes to Condensed Consolidated Financial Statements (Unaudited)

†	Exhibit is filed herewith.
‡	Exhibit is furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.
††	The information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and is not subject to liability under these sections, in accordance with Rule 406T of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERENA SOFTWARE, INC.

By:	/S/ JOHN NUGENT
John Nugent
President and Chief Executive Officer

By:	/S/ JOHN J. ALVES
John J. Alves
Vice President, Finance, Chief Accounting Officer and Interim Chief Financial Officer

Date: September 14, 2011

EXHIBIT INDEX

Exhibit No.	Exhibit Description

10.1†	Letter Agreement re: Indemnification Rights dated September 14, 2011 between Silver Lake Group, LLC and Serena Software, Inc.

31.01†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02†	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01‡	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02‡	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 ††

The following financial information from Serena Software, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of July 31, 2011 (Unaudited) and January 31, 2011, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three and six months ended July 31, 2011 and 2010, (iii) Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended July 31, 2011 and 2010 and (iv) the Notes to Condensed Consolidated Financial Statements (Unaudited)

†	Exhibit is filed herewith.
‡	Exhibit is furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.
††	The information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and is not subject to liability under these sections, in accordance with Rule 406T of Regulation S-T.