Form 10-Q
period 2011-10-31
SERENA SOFTWARE INC
filed 2011-12-15
CIK 1073967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2011

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

As of November 30, 2011, 98,392,478 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SERENA SOFTWARE, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	October 31, 2011	January 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$79,100	$126,374
Accounts receivable, net of allowance of $1,038 and $1,095 at October 31, 2011 and January 31, 2011, respectively	24,911	22,903
Deferred taxes, net	4,462	4,456
Prepaid expenses and other current assets	5,321	6,152

Total current assets	113,794	159,885
Property and equipment, net	5,003	3,602
Goodwill	462,400	462,400
Other intangible assets, net	86,590	118,249
Other assets	3,904	3,901

TOTAL ASSETS	$671,691	$748,037

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$—	$7,500
Accounts payable	1,378	2,438
Income taxes payable	5,003	6,284
Accrued expenses	17,600	22,291
Accrued interest on term loan and subordinated notes	5,190	8,241
Deferred revenue	56,232	68,946

Total current liabilities	85,403	115,700
Deferred revenue, less current portion	7,689	10,246
Long-term liabilities	4,397	4,036
Deferred taxes	24,516	36,714
Term loans	308,500	308,500
Revolving credit facilities	—	35,000
Senior subordinated notes	134,265	134,265

Total liabilities	564,770	644,461

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized and no shares issued and outstanding at October 31, 2011 and January 31, 2011	—	—
Series A Preferred stock, $0.01 par value; 1 share authorized, issued and outstanding at October 31, 2011 and January 31, 2011	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 98,392,478 and 98,389,625 shares issued and outstanding at 31, 2011 and January 31, 2011, respectively	984	984
Additional paid-in capital	516,071	515,182
Accumulated other comprehensive loss	(1,350)	(900)
Accumulated deficit	(408,784)	(411,690)

Total stockholders’ equity	106,921	103,576

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$671,691	$748,037

See accompanying notes to condensed consolidated financial statements.

SERENA SOFTWARE, INC.

Condensed Consolidated Statements of Operations

For the Three Months and Nine Months Ended October 31, 2011 and 2010

(In thousands)

(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2011	2010	2011	2010
Revenue:
Software licenses	$14,637	$11,464	$38,347	$32,926
Maintenance	35,163	36,596	106,179	107,787
Professional services	5,858	4,832	17,483	14,068

Total revenue	55,658	52,892	162,009	154,781

Cost of revenue:
Software licenses	1,006	432	1,803	965
Maintenance	2,949	2,895	8,662	8,585
Professional services	5,263	4,772	16,425	13,112
Amortization of acquired technology	21	8,333	3,672	25,362

Total cost of revenue	9,239	16,432	30,562	48,024

Gross profit	46,419	36,460	131,447	106,757

Operating expenses:
Sales and marketing	15,446	13,393	45,646	39,544
Research and development	6,757	7,839	20,296	23,791
General and administrative	3,406	3,896	10,573	12,157
Amortization of intangible assets	9,198	9,203	27,599	27,609
Restructuring, acquisition and other charges	662	910	2,331	3,532
Goodwill impairment	—	—	—	1,433

Total operating expenses	35,469	35,241	106,445	108,066

Operating income (loss)	10,950	1,219	25,002	(1,309)

Other income (expense):
Interest income	34	53	105	143
Loss on early extinguishment of debt	—	(243)	—	(243)
Interest expense	(6,464)	(5,825)	(19,181)	(19,018)
Change in the fair value of derivative instrument	—	—	—	1,616
Amortization and write-off of debt issuance costs	(366)	(546)	(1,041)	(1,415)
Amend and extend transaction fees	—	—	(1,487)	—

Total other income (expense)	(6,796)	(6,561)	(21,604)	(18,917)

Income (loss) before income taxes	4,154	(5,342)	3,398	(20,226)
Income tax expense (benefit)	952	(4,628)	492	(11,855)

Net income (loss)	$3,202	$(714)	$2,906	$(8,371)

See accompanying notes to condensed consolidated financial statements.

SERENA SOFTWARE, INC.

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended October 31, 2011 and 2010

(In thousands)

(Unaudited)

	Nine Months Ended October 31,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$2,906	$(8,371)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of acquired technology and other intangibles	33,441	55,236
Deferred income taxes	(12,205)	(20,112)
Loss on early extinguishment of debt	—	243
Interest paid in excess of interest accrued	(3,004)	(4,109)
Fair market value adjustment on the interest rate swap	—	(1,616)
Amortization and write off of debt issuance costs	2,528	1,415
Stock-based compensation	888	2,852
Restructuring, acquisition and other charges	—	(380)
Goodwill impairment	—	1,433
Changes in operating assets and liabilities:
Accounts receivable	(2,008)	609
Prepaid expenses and other assets	258	(585)
Accounts payable	(944)	290
Income taxes payable	(1,218)	304
Accrued expenses and other liabilities	(4,357)	(5,444)
Deferred revenue	(15,271)	(18,896)

Net cash provided by operating activities	1,014	2,869

Cash flows used in investing activities:
Capital expenditures	(3,077)	(1,837)
Capital expenditures for internal use software	(305)	(349)

Net cash used in investing activities	(3,382)	(2,186)

Cash flows used in financing activities:
Amend and extend transaction fees	(1,958)	—
Common stock repurchased under stock repurchase plans and other plans	—	(347)
Repurchase of option rights under employee stock option plan	(2)	(63)
Exercise of stock options under employee stock option plan	4	24
Principal payments and early extinguishments under the term credit facility and senior subordinated notes	(42,500)	(40,930)

Net cash used in financing activities	(44,456)	(41,316)

Effect of exchange rate changes on cash and cash equivalents	(450)	(651)

Net decrease in cash and cash equivalents	(47,274)	(41,284)
Cash and cash equivalents at beginning of period	126,374	124,996

Cash and cash equivalents at end of period	$79,100	$83,712

Supplemental disclosures of cash flow information:
Income taxes paid, net of refunds	$14,161	$7,292

Interest expense paid	$22,185	$23,127

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

As of October 31, 2011, a total of 12,597,813 shares of common stock were reserved for issuance upon the exercise of stock options and for the future grant of stock options or awards under the Amended 2006 Plan.

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The fair value of each stock option grant under the stock option plans is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the three months and nine months ended October 31, 2011 and 2010.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2011	2010	2011	2010
Expected life (in years)	3.0	2.4 to 3.0	3.0	2.4 to 3.0
Risk-free interest rate	0.1% to 0.4%	0.2% to 0.8%	0.1% to 1.2%	0.2% to 1.5%
Volatility	24% to 34%	16% to 33%	19% to 34%	16% to 38%

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

General Stock Option Information

The following table sets forth the summary of option activity under our stock option programs for the nine months ended October 31, 2011:

	Options Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price
Balances as of January 31, 2011	882,171	11,046,652	$2.79
Granted	(677,500)	677,500	$3.56
Exercised	—	(3,882)	$1.25
Cancelled(1)	—	(77,128)	$1.25
Cancelled	3,055,161	(3,055,161)	$3.02
Restricted stock units granted, net of cancellations(2)	750,000	—	—

Balances as of October 31, 2011(3)	4,009,832	8,587,981	$2.78

(1)	Represents cancelled “Roll Over” options which are not returned to the available-for-grant stock option pool.

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(2)	Restricted stock units are granted from the stock option pool. In the nine months ended October 31, 2011, a total of 750,000 units were cancelled and returned to the available-for-grant stock option pool. There were no units granted in the nine months ended October 31, 2011. See “Restricted Stock Units” below for further details.
(3)	The number of options vested and expected to vest, net of estimated forfeitures, as of October 31, 2011 was 5,586,587 and has a weighted average exercise price of $2.63.

Information regarding the stock options outstanding at October 31, 2011 is summarized as follows:

Range of Exercise Price	Number Outstanding(1)(2)	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable(1)(2)	Weighted Average Exercise Price
$1.25	1,389,456	1.66 years	$1.25	1,389,456	$1.25
$3.00	5,191,027	7.86 years	$3.00	2,166,198	$3.00
$3.08	813,332	8.13 years	$3.08	213,186	$3.08
$3.19	541,666	8.66 years	$3.19	155,407	$3.19
$3.54	362,500	9.87 years	$3.54	—	—
$3.58	290,000	9.32 years	$3.58	44,436	$3.58

	8,587,981	7.07 years	$2.78	3,968,683	$2.41

(1)	The table shows options without consideration of expected forfeitures. The Company estimates its forfeiture rate to be approximately 2% per year.
(2)	Total stock options outstanding at October 31, 2011 consist of 3,922,384 time-based options, 3,276,141 performance-based options and 1,389,456 roll over options. The Company presently does not record compensation expense associated with performance-based options because management believes their vesting is not probable.

The aggregate intrinsic value for options outstanding and options exercisable as of October 31, 2011 was $6.5 million and $4.5 million, respectively.

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

The following table sets forth the summary of restricted stock units activity under our restricted stock purchase agreements for the nine months ended October 31, 2011:

	Non-Vested Shares	Weighted Average Grant Date Fair Value
Balances as of January 31, 2011	2,020,000	$3.01
Granted	—	—
Cancelled	(750,000)	$3.00

Balances as of October 31, 2011	1,270,000	$3.02

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The aggregate intrinsic value for restricted stock units outstanding as of October 31, 2011 was $4.5 million. There were no restricted stock units exercisable as of October 31, 2011.

As of October 31, 2011, total unrecognized compensation costs related to unvested stock options and restricted stock was $4.4 million. Costs related to unvested stock options are expected to be recognized over a period of 3 to 3.5 years and costs related to the restricted stock are expected to be recognized over a period of 3 to 4 years from grant date.

Stock-based compensation expense for the three and nine months ended October 31, 2011 and 2010 is categorized as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2011	2010	2011	2010
Cost of maintenance	$16	$19	$46	$72
Cost of professional services	1	5	54	35

Stock-based compensation expense in cost of revenue	17	24	100	107

Sales and marketing	48	149	414	470
Research and development	66	193	(181)	616
General and administrative	265	493	554	1,659

Stock-based compensation expense in operating expense	379	835	787	2,745

Total stock-based compensation expense	396	859	887	2,852
Income tax benefit	(154)	(334)	(344)	(1,108)

Total stock-based compensation expense, net of tax	$242	$525	$543	$1,744

(3)	Restructuring Charges and Accruals

In February 2011, in response to a decline in the Company’s license revenue, the Company announced and began to execute plans to reduce its workforce by approximately 5%, or 28 positions, affecting all parts of the organization. The Company has realized and expects to continue to realize cost savings going forward as a result of this restructuring and other cost saving initiatives. This restructuring is substantially complete, and in connection with these actions, the Company recorded restructuring charges in the three months and nine months ended October 31, 2011 related to a facility closure totaling $0.0 million and $0.2 million, respectively. The nature of the restructuring charges and the amounts paid and accrued as of October 31, 2011 are summarized as follows (in thousands):

	Severance, payroll taxes and other employee benefits(1)	Facilities closures, legal and other miscellaneous(2)	Total restructuring charges and accruals
Balances as of January 31, 2011	$1,347	$463	$1,810
Accrued	—	163	163
Paid	(1,347)	(461)	(1,808)

Balances as of October 31, 2011	$—	$165	$165

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(1)	The February 2011 reduction in workforce plan was substantially in place and committed to by management prior to the beginning of the first fiscal quarter ended April 30, 2011. Accordingly, severance, payroll taxes and other employee benefits associated with this plan totaling $1.3 million were accrued in the fourth fiscal quarter ended January 31, 2011.
(2)	As of October 31, 2011, contract termination costs accrued related to abandoned facility leases totaled $0.2 million and will be paid out over the remaining lease terms ranging from 4 months to 9 months.

Restructuring accruals are reflected in accrued expenses in the Company’s unaudited condensed consolidated balance sheets.

The agreements underlying the Company’s senior subordinated notes and the credit facility include financial covenants based on Adjusted EBITDA and restructuring, acquisition and other charges are a component of that computation. These charges have been included as a separate line within operating expenses in the Company’s unaudited condensed consolidated statements of operations and are categorized as follows for the three months and nine months ended October 31, 2011 and 2010 (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2011	2010	2011	2010
Sponsor fees, administration fees and other costs related to the Merger and the issuance of debt	$309	$309	$931	$929
Restructuring charges consisting principally of severance, payroll taxes and other employee benefits, facilities closures and legal and other miscellaneous costs	—	—	163	925
Other redundancy costs not related to our restructuring plans including severance and other employee related costs, costs to establish or liquidate entities, and other miscellaneous costs not part of ongoing operations	353	601	1,237	1,678

Total restructuring, acquisition and other charges	$662	$910	$2,331	$3,532

(4)	Goodwill and Other Intangible Assets

(a) Goodwill:

Goodwill is not amortized but instead is periodically tested for impairment. The required annual impairment test is performed in the fourth fiscal quarter each year. The Company has concluded that there were no indicators of impairment of goodwill as of October 31, 2011.

There were no changes in the carrying amount of goodwill during the three months and nine months ended October 31, 2011.

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(b) Other Intangible Assets:

Other intangible assets are comprised of the following (in thousands):

	As of October 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Acquired technology	$178,699	$(178,699)	$—
Customer relationships	278,900	(197,276)	81,624
Trademark/Trade name portfolio	14,300	(10,115)	4,185
Capitalized software	6,654	(5,873)	781

Total	$478,553	$(391,963)	$86,590

	As of January 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Acquired technology	$178,699	$(175,027)	$3,672
Customer relationships	278,900	(171,014)	107,886
Trademark/Trade name portfolio	14,300	(8,779)	5,521
Capitalized software	6,346	(5,176)	1,170

Total	$478,245	$(359,996)	$118,249

Estimated amortization expense:
For remaining three months of year ending January 31, 2012			$9,263
For year ending January 31, 2013			36,669
For year ending January 31, 2014			36,560
For year ending January 31, 2015			4,098

Total			$86,590

As of October 31, 2011, the weighted average remaining amortization periods for trademark/trade name portfolio, customer relationships and capitalized software are 28 months, 28 months and 18 months, respectively. The total weighted average remaining amortization period for all identifiable intangible assets is 17 months. The aggregate amortization expense of acquired technology and other intangible assets was $9.2 million and $31.3 million in the three months and nine months ended October 31, 2011, respectively, as compared to $17.5 million and $53.0 million in the same three months and nine months, respectively, a year ago.

The Company tests its long-lived assets for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. A long-lived asset is not recoverable, and therefore subject to an impairment charge, if its carrying amount exceeds the undiscounted cash flows associated with it. There were no impairment charges in the three month and nine month periods ended October 31, 2011 and 2010.

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(5)	Comprehensive Loss

The Company reports components of comprehensive loss in its annual consolidated statements of shareholders’ equity. Comprehensive loss consists of net loss and foreign currency translation adjustments. Total comprehensive loss for the three months and nine months ended October 31, 2011 and 2010 is as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2011	2010	2011	2010
Comprehensive loss:
Net income (loss)	$3,202	$(714)	$2,906	$(8,371)
Other comprehensive loss—foreign currency translation adjustments	(422)	(570)	(450)	(651)

Total comprehensive income (loss)	$2,780	$(1,284)	$2,456	$(9,022)

(6)	Recent Accounting Pronouncements

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

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(7)	Debt

Debt as of October 31, 2011 and January 31, 2011 consisted of the following (in thousands):

	October 31, 2011	January 31, 2011
Term loan, due March 10, 2013, three-month LIBOR plus 2.00%	$117,399	$316,000
Term loan, due March 10, 2016, three-month LIBOR plus 4.00%	191,101	—
Revolving credit facility, due March 10, 2012, three-month LIBOR plus 1.75%	—	35,000
Senior subordinated notes, due March 15, 2016, 10.375%	134,265	134,265

Total long-term debt	442,765	485,265
Less current portion	—	7,500

Total long-term debt, less current portion	$442,765	$477,765

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

In the quarter ended October 31, 2011, the Company made voluntary principal payments on the non-extended 2012 revolving credit facility and the extended 2015 revolving credit facility totaling $25.7 million and $9.3 million, respectively.

The revolving credit facility bears an annual commitment fee on the undrawn portion of that facility commencing on the date of execution and delivery of the senior secured credit agreement. As a result of the

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

In the quarter ended October 31, 2011, the Company cancelled the non-extended 2012 revolving credit commitment totaling $55.0 million. Effective with the cancellation, the Company’s annual commitment fee is limited to the extended 2015 revolving credit commitment totaling $20.0 million.

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

Debt Covenants

The senior subordinated notes and the credit facility contain various covenants including limitations on additional indebtedness, capital expenditures, restricted payments, the incurrence of liens, transactions with affiliates and sales of assets. In addition, the credit facility requires the Company to comply with certain financial covenants, including leverage and interest coverage ratios and capital expenditure limitations. The Company was in compliance with all of the covenants of the credit facility as of October 31, 2011.

The Company’s senior secured credit agreement requires the Company to maintain a rolling twelve-month consolidated Adjusted EBITDA to consolidated Interest Expense ratio of a minimum of 2.00x at the end of each quarter beginning with the fiscal year ending January 31, 2010. Consolidated Interest Expense is defined in the senior secured credit agreement as consolidated cash interest expense less cash interest income and is further adjusted for certain non-cash interest expenses and other items. The Company is also required to maintain a rolling twelve-month consolidated Total Debt to consolidated Adjusted EBITDA ratio of a maximum of 5.00x at the end of each quarter beginning with the fiscal year ending January 31, 2011. Under the terms of the Amended and Restated Senior Secured Credit Agreement, the maximum total leverage ratio stepped up to 5.50x beginning with the fiscal quarter ending April 30, 2011 and through the test period ending on July 31, 2012 and will step down to 5.00x thereafter. Consolidated Total Debt is defined in the senior secured credit agreement as total debt other than certain indebtedness and is reduced by the amount of cash and cash equivalents on our consolidated balance sheet in excess of $5.0 million. As of October 31, 2011, our consolidated Total Debt was $368.7 million, consisting of total debt other than certain indebtedness totaling $442.8 million, net of cash and cash equivalents in excess of $5.0 million totaling $74.1 million. Failure to satisfy these ratio requirements would constitute a default under the senior secured credit agreement. If the Company’s lenders failed to waive any such default, our repayment obligations under the senior secured credit agreement could be accelerated, which would also constitute a default under the indenture governing the senior subordinated notes.

The Company’s ability to incur additional debt and make certain restricted payments under the indenture governing the senior subordinated notes, subject to specified exceptions, is tied to an Adjusted EBITDA to fixed charges ratio of at least 2.0x, except that we may incur certain debt and make certain restricted payments and

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

certain permitted investments without regard to the ratio, such as the Company’s ability to incur up to an aggregate principal amount of $625.0 million under our senior secured credit agreement (subject to reduction for mandatory prepayments under our senior secured credit agreement and inclusive of amounts outstanding under our senior secured credit agreement from time to time; as of October 31, 2011, we had $308.5 million outstanding under our term loan and $0.0 million under our revolving credit facility), to acquire persons engaged in a similar business that become restricted subsidiaries and to make other investments equal to the greater of $25.0 million or 2% of our consolidated assets. Fixed charges is defined in the indenture governing the senior subordinated notes as consolidated Interest Expense less interest income, adjusted for acquisitions, and further adjusted for non-cash interest expense.

(8)	Income Taxes

Income tax expense was $1.0 million and $0.5 million in the three months and nine months ended October 31, 2011, respectively, as compared to an income tax benefit of $4.6 million and $11.9 million in the same three months and nine months, respectively, a year ago. The Company’s projected effective income tax rate for fiscal year 2012 is 15%. The Company’s effective income tax benefit rate for fiscal year 2011 was 57%. The Company’s effective income tax rate differs from the federal statutory rate of 35% primarily due to the impacts of permanently reinvested foreign earnings, the domestic production deduction, the United States research and experimentation tax credit, and state taxes. During periods where the Company experiences losses, these items will generally increase the effective income tax rate above the statutory rate, whereas, they will reduce the effective income tax rate below the statutory rate during periods where the Company has income.

At January 31, 2011, the Company had total federal, state and foreign unrecognized tax benefits of $3.9 million, including interest of $0.9 million. During the nine months ended October 31, 2011 there were no material changes to the total unrecognized tax benefit, and the Company accrued immaterial amounts in interest.

The Company files tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The statute of limitations on our federal and major state tax return filings remains open for the years ended January 31, 2006 through January 31, 2011. The statute of limitations on U.K. income tax filings remains open for the years ended January 31, 1999 through January 31, 2010. Over the next twelve months, we expect a decrease of $0.4 million in our unrecognized tax benefits primarily as a result of expiring statutes of limitation.

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

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

•	Level 3—Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

FASB ASC Topic 820 requires the use of observable market data if such data is available without undue cost and effort.

Items Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at October 31, 2011 consistent with the fair value hierarchy provisions of FASB ASC Topic 820 (in thousands):

Description	Estimated Fair Value at October 31, 2011	Fair Value Measurement at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$62,652	$62,652	$—	$—

Total Assets	$62,652	$62,652	$—	$—

Total Liabilities	$—	$—	$—	$—

At October 31, 2011, the Company did not have any assets or liabilities measured at fair value on a recurring basis using significant other observable inputs (Level 2) or significant unobservable inputs (Level 3).

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

The estimated fair values of certain of the Company’s long-term debt obligations, based on quoted market prices, as of October 31, 2011 and January 31, 2011 are as follows:

	Carrying Amount	Fair Value
	(In thousands)
As of October 31, 3011:
2.33561% Term Loan due 2013	$117,399	$114,758
4.33561% Term Loan due 2016	$191,101	$181,546
10.375% Senior Subordinated Notes due 2016	$134,265	$136,615
As of January 31, 2011:
2.30344% Term Loan due 2013	$316,000	$306,520
10.375% Senior Subordinated Notes due 2016	$134,265	$137,622

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

In connection with our merger with Spyglass Merger Corp., an affiliate of Silver Lake, in March 2006 (the “merger”), we entered into a senior secured credit agreement, issued senior subordinated notes, and entered into other related transactions, which we refer to collectively as the acquisition transactions. After consummation of the acquisition transactions, we are highly leveraged. As of October 31, 2011 we had outstanding $442.8 million in aggregate indebtedness. Our liquidity requirements are significant, primarily due to debt service requirements.

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

In the quarter ended October 31, 2011, we made voluntary principal payments on the non-extended 2012 revolving credit facility and the extended 2015 revolving credit facility totaling $25.7 million and $9.3 million, respectively, and cancelled the non-extended 2012 revolving credit commitment totaling $55.0 million. Effective with the cancellation, our annual commitment fee is limited to the extended 2015 revolving credit commitment totaling $20.0 million.

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

In the quarter ended October 31, 2011, when compared to the same quarter a year ago, total revenues increased 5%, as total revenues were $55.7 million in the current quarter versus $52.9 million in the same quarter a year ago. In the nine months ended October 31, 2011, when compared to the same nine months a year ago, total revenues increased 5%, as total revenues were $162.0 million in the current nine months versus $154.8 million in the same nine months a year ago. The increase in total revenues in the quarter ended October 31, 2011, when compared to the same quarter a year ago, was primarily the result of increases in software license revenue and professional services revenue driven by several large transactions involving our Serena Release Management products (including Serena Release Control, Serena Release Vault and Serena Release Automation), sales of our Serena Service Manager (SSM) product and professional services engagements performed in the current quarter that related to solution-oriented sales from prior quarters. The increase in total revenues in the nine months ended October 31, 2011, when compared to the same nine months a year ago, was primarily the result of increases in software license revenue and professional services revenue driven by sales of our ChangeMan ZMF product, several large transactions involving our Serena Release Management products and professional services engagements relating to solution-oriented sales. In the quarter and nine months ended October 31, 2011, 75% and 60%, respectively, of our total software license revenue was derived from our distributed systems products, as compared to 59% and 62% in the same quarter and nine months, respectively, a year ago. In the quarter and nine months ended October 31, 2011, 25% and 40%, respectively, of our total software license revenue was derived from our mainframe products, as compared to 41% and 38% in the same quarter and nine months, respectively, a year ago.

Historically, our revenue has been generally attributable to sales in North America, Europe and to a lesser extent Asia Pacific. Revenue attributable to sales in North America accounted for approximately 65% of our total revenue in both the quarter and nine months ended October 31, 2011, as compared to 66% and 67% in the same quarter and nine months, respectively, a year ago.

Our international revenue is attributable principally to our European operations. International revenue accounted for approximately 35% of our total revenue in both the quarter and nine months ended October 31, 2011, as compared to 34% and 33% in the same quarter and nine months, respectively, a year ago.

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

In the third quarter of fiscal year 2012, there has been no change in the above critical accounting policies or the underlying assumptions and estimates used in their application. See our Annual Report on Form 10-K for the fiscal year ended January 31, 2011 filed with the SEC on May 2, 2011 for further information regarding our critical accounting policies and estimates.

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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2011	2010	2011	2010
Revenue:
Software licenses	26%	22%	24%	21%
Maintenance	63%	69%	65%	70%
Professional services	11%	9%	11%	9%

Total revenue	100%	100%	100%	100%

Cost of revenue:
Software licenses	2%	1%	1%	1%
Maintenance	5%	5%	6%	6%
Professional services	10%	9%	10%	8%
Amortization of acquired technology	—	16%	2%	16%

Total cost of revenue	17%	31%	19%	31%

Gross profit	83%	69%	81%	69%

Operating expenses:
Sales and marketing	28%	25%	28%	26%
Research and development	12%	15%	13%	15%
General and administrative	6%	7%	7%	8%
Amortization of intangible assets	16%	18%	17%	18%
Restructuring, acquisition and other charges	1%	2%	1%	2%
Goodwill impairment	—	—	—	1%

Total operating expenses	63%	67%	66%	70%

Operating income (loss)	20%	2%	15%	(1)%

Other income (expense):
Interest income	—	—	—	—
Loss on early extinguishment of debt	—	—	—	—
Interest expense	(12)%	(11)%	(12)%	(12)%
Change in the fair value of derivative instrument	—	—	—	1%
Amortization and write-off of debt issuance costs	(1)%	(1)%	—	(1)%
Amend and extend transaction fees	—	—	(1)%	—

Total other income (expense)	(13)%	(12)%	(13)%	(12)%

Income (loss) before income taxes	7%	(10)%	2%	(13)%
Income tax expense (benefit)	1%	(9)%	—	(8)%

Net income (loss)	6%	(1)%	2%	(5)%

Revenue

We derive revenue from software licenses, maintenance and professional services. Our total revenue increased $2.8 million, or 5%, to $55.7 million in the quarter ended October 31, 2011 from $52.9 million in the same quarter a year ago. For the nine months ended October 31, 2011, total revenues increased $7.2 million, or 5%, to $162.0 million from $154.8 million in the same nine months a year ago. The increase in total revenues in the quarter ended October 31, 2011, when compared to the same quarter a year ago, was primarily the result of increases in software license revenue and professional services revenue driven by several large transactions involving our Serena Release Management products (including Serena Release Control, Serena Release Vault and Serena Release Automation), sales of our Serena Service Manager (SSM) product and professional services engagements performed in the current quarter that related to solution-oriented sales from prior quarters. The increase in total revenues in the nine months ended October 31, 2011, when compared to the same nine months a year ago, was primarily the result of increases in software license revenue and professional services revenue driven by sales of our ChangeMan ZMF product, several large transactions involving our Serena Release Management products and professional services engagements relating to solution-oriented sales.

The following table summarizes software licenses, maintenance and professional services revenues for the periods indicated (in thousands, except percentages):

	Three Months Ended October 31,				Nine Months Ended October 31,
			Increase (Decrease)				Increase (Decrease)
	2011	2010	In Dollars	In %	2011	2010	In Dollars	In %
Revenue:
Software licenses	$14,637	$11,464	$3,173	28%	$38,347	$32,926	$5,421	16%
Maintenance	35,163	36,596	(1,433)	(4)%	106,179	107,787	(1,608)	(1)%
Professional services	5,858	4,832	1,026	21%	17,483	14,068	3,415	24%

Total revenue	$55,658	$52,892	$2,766	5%	$162,009	$154,781	$7,228	5%

Software Licenses. Software licenses revenue as a percentage of total revenue was 26% and 24% in the quarter and nine months ended October 31, 2011, respectively, as compared to 22% and 21% in the same quarter and nine months, respectively, a year ago. The increase in software licenses revenue in the quarter ended October 31, 2011, when compared to the same quarter a year ago, was primarily driven by several large transactions involving our Serena Release Management products and sales of our Serena Service Manager (SSM) product. The increase in total revenues in the nine months ended October 31, 2011, when compared to the same nine months a year ago, was primarily driven by sales of our ChangeMan ZMF product, several large transactions involving our Serena Release Management products and sales of our SSM product. Our core ALM products, which include Dimensions, ChangeMan ZMF and our Serena Release Management products, continue to make up a significant portion of our total software license revenue. Combined, our core ALM products accounted for $13.8 million, or 95%, and $35.1 million, or 92%, of total software licenses revenue in the quarter and nine months ended October 31, 2011, respectively, as compared to $10.6 million, or 93%, and $31.0 million, or 94%, in the same quarter and nine months, respectively, a year ago. Distributed systems products accounted for $11.0 million, or 75%, and $23.2 million, or 60%, of total software licenses revenue in the quarter and nine months ended October 31, 2011, respectively, as compared to $6.8 million, or 59%, and $20.4 million, or 62%, in the same quarter and nine months, respectively, a year ago. We expect that our Dimensions, ChangeMan ZMF and SBM and SSM family of products will continue to account for a substantial portion of software license revenue in the future. We expect our software license revenue for the fiscal quarter ending January 31, 2012 to increase over the same quarter last year.

Maintenance. Maintenance revenue as a percentage of total revenue was 63% and 65% in the quarter and nine months ended October 31, 2011, respectively, as compared to 69% and 70% in the same quarter and nine months, respectively, a year ago. For the current quarter and nine months, when compared to the same quarter and nine months a year ago, the decrease in maintenance revenue in both absolute dollars and as a percentage of total revenue, is primarily due to pricing pressures on maintenance renewals as a result of the weak global economy and several small maintenance contract cancellations. We expect maintenance revenue to remain generally flat in the near term as maintenance contracts continue to renew at consistent rates and we continue to sell software licenses, offset by pricing pressure caused by the prolonged adverse worldwide economic conditions.

Professional Services. Professional services revenue as a percentage of total revenue was 11% in both the quarter and nine months ended October 31, 2011, respectively, as compared to 9% in both the same quarter and nine months a year ago. For the current quarter and nine months, when compared to the same quarter and nine months a year ago, the increase in both absolute dollars and as a percentage of total revenue is predominantly due to an increase in the number of consulting engagements resulting from our focus on solution-oriented sales and expanded professional services organization. In general, professional services revenue is attributable to consulting opportunities in our installed customer base and expanding our consulting service capabilities. We expect professional services revenue to remain generally flat or slightly increase in the near term as we maintain our focus on selling solution-oriented offerings based on our ALM products and SBM and SSM family of products.

Cost of Revenue

Cost of revenue, consisting of cost of software licenses, cost of maintenance, cost of professional services and amortization of acquired technology, was 17% and 19% of total revenue in the quarter and nine months ended October 31, 2011, respectively, as compared to 31% in both the same quarter and nine months a year ago.

The following table summarizes cost of revenue for the periods indicated (in thousands, except percentages):

	Three Months Ended October 31,				Nine Months Ended October 31,
			Increase (Decrease)				Increase (Decrease)
	2011	2010	In Dollars	In %	2011	2010	In Dollars	In %
Cost of revenue:
Software licenses	$1,006	$432	$574	133%	$1,803	$965	$838	87%
Maintenance	2,949	2,895	54	2%	8,662	8,585	77	1%
Professional services	5,263	4,772	491	10%	16,425	13,112	3,313	25%
Amortization of acquired technology	21	8,333	(8,312)	(100)%	3,672	25,362	(21,690)	(86)%

Total cost of revenue	$9,239	$16,432	$(7,193)	(44)%	$30,562	$48,024	$(17,462)	(36)%

Percentage of total revenue	17%	31%			19%	31%

Software Licenses. Cost of software licenses consists principally of fees associated with integrating third party technology into our Release Automation, PVCS and Dimensions distributed systems products and, to a lesser extent, salaries, bonuses and other costs associated with our product release organization. Cost of software licenses as a percentage of total software licenses revenue was 7% and 5% in the quarter and nine months ended October 31, 2011, respectively, as compared to 4% and 3% in the same quarter and nine months, respectively, a year ago. The increase in both absolute dollars and as a percentage of total software licenses revenue in both the quarter and nine months ended October 31, 2011, when compared to the same quarter and nine months a year ago, was primarily due to increases in certain distributed systems products sales that have fees associated with distributing a third party product and integrating third party technology into our products.

Maintenance. Cost of maintenance consists primarily of salaries, bonuses and other costs associated with our customer support organization. Cost of maintenance as a percentage of total maintenance revenue was 8% in both the current quarter and nine months ended October 31, 2011, as well as 8% in both the same quarter and nine months a year ago. For the current quarter and nine months, when compared to the same quarter and nine months a year ago, cost of maintenance remained generally flat in both absolute dollars and as a percentage of maintenance revenue as general cost increases associated with our customer support organization were offset by decreases in expenses associated with our prior restructuring and other cost cutting initiatives.

Professional Services. Cost of professional services consists of salaries, bonuses and other costs associated with supporting and growing our professional services organization. Cost of professional services as a percentage of total professional services revenue was 90% and 94% in the quarter and nine months ended October 31, 2011, respectively, as compared to 99% and 93% in the same quarter and nine months, respectively, a year ago. For both the current quarter and nine months, when compared to the same quarter and nine months a year ago, the increase in the cost of professional services in absolute dollars was predominantly due to increases in headcount to support higher professional services revenue.

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

Operating Expenses

The following table summarizes operating expenses for the periods indicated (in thousands, except percentages):

	Three Months Ended October 31,				Nine Months Ended October 31,
			Increase (Decrease)				Increase (Decrease)
	2011	2010	In Dollars	In %	2011	2010	In Dollars	In %
Operating expenses:
Sales and marketing	$15,446	$13,393	$2,053	15%	$45,646	$39,544	$6,102	15%
Research and development	6,757	7,839	(1,082)	(14)%	20,296	23,791	(3,495)	(15)%
General and administrative	3,406	3,896	(490)	(13)%	10,573	12,157	(1,584)	(13)%
Amortization of intangible assets	9,198	9,203	(5)	—	27,599	27,609	(10)	—
Restructuring, acquisition & other charges	662	910	(248)	(27)%	2,331	3,532	(1,201)	(34)%
Goodwill impairment	—	—	—	—	—	1,433	(1,433)	(100)%

Total operating expenses	$35,469	$35,241	$228	1%	$106,445	$108,066	$(1,621)	(2)%

Percentage of total revenue	63%	67%			66%	70%

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses, payroll taxes and employee benefits as well as travel, entertainment and marketing expenses. Sales and marketing expenses as a percentage of total revenue were 28% in both the quarter and nine months ended October 31, 2011, as compared to 25% and 26% in the same quarter and nine months, respectively, a year ago. For both the quarter and nine months ended October 31, 2011, when compared to the same quarter and nine months a year ago, in both absolute dollars and as a percentage of total revenue, the increase in sales and marketing expenses was primarily the result of growing our sales and marketing organizations to support future software licenses sales and marketing programs, and higher direct costs, such as sales commissions and cash incentive compensation, associated with higher software licenses revenue. In absolute dollar terms, we expect sales and marketing expenses to increase over the near term.

Research and Development. Research and development expenses consist primarily of salaries, bonuses, payroll taxes, employee benefits and costs attributable to research and development activities. Research and development expenses as a percentage of total revenue were 12% and 13% in the quarter and nine months ended October 31, 2011, respectively, as compared to 15% in both the same quarter and nine months, respectively, a year ago. For both the quarter and nine months ended October 31, 2011, when compared to the same quarter and nine months a year ago, the decrease in research and development expenses in both absolute dollars and as a percentage of total revenue, was primarily attributable to restructuring and other cost cutting initiatives, including moving some of our research and development activities to lower cost offshore locations, put in place in fiscal 2011 and the first quarter of fiscal 2012, and decreases in stock-based compensation expense totaling $0.1 million and $0.8 million in the current quarter and nine months, respectively, when compared to the same quarter and nine months a year ago. We expect research and development expenses to remain generally flat in the near term.

General and Administrative. General and administrative expenses consist primarily of salaries, bonuses, payroll taxes, benefits and certain non-allocable administrative costs, including legal and accounting fees and bad debt. General and administrative expenses as a percentage of total revenue were 6% and 7% in the quarter and nine months ended October 31, 2011, respectively, as compared to 7% and 8% in the same quarter and nine months, respectively, a year ago. For both the quarter and nine months ended October 31, 2011, when compared to the same quarter and nine months a year ago, the decrease in general and administrative expenses in both absolute dollars and as a percentage of total revenue was primarily attributable to restructuring and other cost cutting initiatives put in place in fiscal 2011 and the first quarter of fiscal 2012, and a decrease in stock-based compensation expense totaling $0.2 million and $1.1 million in the quarter and nine months, respectively, when compared to the same quarter and nine months a year ago. We expect general and administrative expenses to remain generally flat in the near term.

Amortization of Intangible Assets. In connection with our merger in March 2006, and to a lesser extent a small technology acquisition in October 2006, we have recorded $299.9 million in identifiable intangible assets, reduced by amortization totaling $213.3 million as of October 31, 2011. For the current quarter and nine months ended October 31, 2011 and the same quarter and nine months a year ago, amortization expense was predominantly due to the identifiable intangible assets recorded in connection with the merger. Assuming there are no impairments and no acquisitions, we expect to record $9.2 million in amortization expense in each of the next two fiscal quarters, $9.1 million in amortization expense in each of the seven fiscal quarters following thereafter and finally, $3.9 million in amortization expense in the first quarter of fiscal 2015.

Restructuring, Acquisition and Other Charges. In connection with our restructuring plans put in place on March 1, 2010 and again in February 2011, and severance and other employee related costs, sponsor fees and other charges not part of ongoing operations, we recorded $0.7 million and $2.3 million in restructuring, acquisition and other charges in the quarter and nine months ended October 31, 2011, respectively, as compared to $0.9 million and $3.5 million in the same quarter and nine months, respectively, a year ago. Restructuring, acquisition and other charges for the quarter and nine months ended October 31, 2011 and 2010 are categorized as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2011	2010	2011	2010
Sponsor fees, administration fees and other costs related to the merger and the issuance of debt	$309	$309	$931	$929
Restructuring charges consisting principally of severance, payroll taxes and other employee benefits, facilities closures and legal and other miscellaneous costs(1)	—	—	163	925
Other redundancy costs not related to our restructuring plans including severance and other employee related costs, costs to establish or liquidate entities, and other miscellaneous costs not part of ongoing operations	353	601	1,237	1,678

Total restructuring, acquisition and other charges	$662	$910	$2,331	$3,532

(1)	See Note 3 of notes to our unaudited condensed consolidated financial statements for additional information related to our restructuring plans.

Goodwill Impairment. In the quarter ended July 31, 2010, we corrected certain immaterial errors related to acquisition purchase accounting allocations and tax reserves that resulted in recording an impairment charge in the nine months ended October 31, 2010 totaling $1.4 million.

Other Income (Expense)

The following table summarizes other income (expense) for the periods indicated (in thousands, except percentages):

	Three Months Ended October 31,				Nine Months Ended October 31,
			Increase (Decrease)				Increase (Decrease)
	2011	2010	In Dollars	In %	2011	2010	In Dollars	In %
Other income (expense):
Interest income	$34	$53	$(19)	(36)%	$105	$143	$(38)	(27)%
Loss on early extinguishment of debt	—	(243)	243	(100)%	—	(243)	243	(100)%
Interest expense	(6,464)	(5,825)	(639)	11%	(19,181)	(19,018)	(163)	1%
Change in the fair value of derivative instrument	—	—	—	—	—	1,616	(1,616)	(100)%
Amortization and write-off of debt issuance costs	(366)	(546)	180	(33)%	(1,041)	(1,415)	374	(26)%
Amend and extend transaction fees	—	—	—	—	(1,487)	—	(1,487)	—

Total other income (expense)	$(6,796)	$(6,561)	$(235)	4%	$(21,604)	$(18,917)	$(2,687)	14%

Percentage of total revenue	(13)%	(12)%			(13)%	(12)%

Interest Income. For the current quarter and nine months ended October 31, 2011, when compared to the same quarter and nine months a year ago, the decrease in interest income is predominantly due to decreases in balances in interest bearing accounts, such as cash and cash equivalents, resulting from servicing and paying down principal on our debt and, to a lesser extent, lower yields, all partially offset by increases in cash balances resulting from the accumulation of free cash flows from operations.

Loss on Early Extinguishment of Debt. In the quarter and nine months ended October 31, 2010, we recorded losses on the early extinguishment of debt totaling $0.2 million following repurchases of our senior subordinated notes. See Note 7 of notes to our unaudited condensed consolidated financial statements for additional information related to our debt.

Interest Expense. For both the quarter and nine months ended October 31, 2011, when compared to the same quarter and nine months year ago, the increase in interest expense is predominantly due to a 200 basis point increase in the extended facilities interest rate resulting from the amend and extend transaction early in the first fiscal quarter ended April 30, 2011, offset in part by our paying down principal on our term loan totaling $7.5 million in the quarter ended April 30, 2011 and paying down principal on our non-extended 2012 revolving credit facility and extended 2015 revolving credit facility totaling $25.7 million and $9.3 million, respectively, in the fiscal quarter ended October 31, 2011, and our paying down principal on our revolving credit facility and term loan totaling $30.0 million and $2.0 million, respectively, in the fiscal quarter ended April 30, 2010. See Note 7 of notes to our unaudited condensed consolidated financial statements included elsewhere in this report for additional information related to our debt.

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

Amortization and Write-Off of Debt Issuance Costs. In connection with the merger in March 2006 and the amend and extend transaction in March 2011, we capitalized $16.1 million and $0.5 million in debt issuance costs, respectively, reduced by accumulated amortization totaling $11.7 million as of October 31, 2011. We recorded $0.4 million and $1.0 million in amortization and write-off of debt issuance costs in the quarter and nine months ended October 31, 2011, respectively, as compared to $0.5 million and $1.4 million in the same quarter and nine months, respectively, a year ago. Assuming we do not incur additional debt or extinguish senior subordinated notes before maturity, we expect to record $0.2 million to $0.3 million per quarter in amortization expense in each fiscal quarter through the end of fiscal 2016 and $0.1 million in amortization expense in the first quarter of fiscal 2017.

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

Income Tax Expense (Benefit)

The following table summarizes income tax expense (benefit) for the periods indicated (in thousands, except percentages):

	Three Months Ended October 31,				Nine Months Ended October 31,
			Increase (Decrease)				Increase (Decrease)
	2011	2010	In Dollars	In %	2011	2010	In Dollars	In %
Income tax expense (benefit)	$952	$(4,628)	$5,580	(121)%	$492	$(11,855)	$12,347	(104)%

Percentage of total revenue	1%	(9)%			—	(8)%

Income Tax Expense (Benefit). Income tax expense was $1.0 million and $0.5 million in the three months and nine months ended October 31, 2011, respectively, as compared to an income tax benefit of $4.6 million and $11.9 million in the same three months and nine months, respectively, a year ago. Our projected effective income tax rate for fiscal year 2012 is 15%. Our effective income tax benefit rate for fiscal year 2011 was 57%. Our effective income tax rate differs from the federal statutory rate of 35% primarily due to the impacts of permanently reinvested foreign earnings, the domestic production deduction, the United States research and experimentation tax credit, and state taxes. During periods where we experience losses, these items will generally increase the effective income tax rate above the statutory rate, whereas, they will reduce the effective income tax rate below the statutory rate during periods where we have income. See Note 8 of notes to our unaudited condensed consolidated financial statements included elsewhere in this report for further information regarding income taxes and its impact on our results of operations and financial position.

Liquidity and Capital Resources

Cash and Cash Equivalents. Since our inception, we have financed our operations and met our capital expenditure requirements through cash flows from operations. As of October 31, 2011, we had $79.1 million in cash and cash equivalents.

Net Cash Provided by Operating Activities. Cash flows provided by operating activities were $1.0 million and $2.9 million in the nine months ended October 31, 2011 and the same nine months a year ago, respectively. In the nine months ended October 31, 2011, we generated cash flows from operating activities principally due to the inclusion of non-cash expenses in net income, partially offset by interest payments made on the term credit facility and senior subordinated notes totaling $22.2 million, corporate income tax payments net of refunds totaling $14.2 million, cash collections in advance of revenue recognition for maintenance contracts, decreases in accrued expenses and other liabilities, and increases in accounts receivable, prepaid expenses and other assets. In the nine months ended October 31, 2010, we generated cash flows from operating activities despite incurring a net loss principally due to the inclusion of non-cash expenses in net loss and a decrease in accounts receivable, all partially offset by interest payments made on the term credit facility and senior subordinated notes totaling $23.1 million, cash collections in advance of revenue recognition for maintenance contracts, corporate income tax payments net of refunds totaling $7.3 million, and decreases in accrued expenses and other liabilities.

Net Cash Used in Investing Activities. Net cash used in investing activities was $3.4 million and $2.2 million in the nine months ended October 31, 2011 and the same nine months a year ago, respectively. In the nine months ended October 31, 2011, net cash used in investing activities related to the purchase of computer equipment and office furniture and equipment totaling $3.1 million and the purchase of software totaling $0.3 million. In the nine months ended October 31, 2010, net cash used in investing activities related to the purchase of computer equipment and office furniture and equipment totaling $1.8 million and the purchase of software totaling $0.4 million.

Net Cash Used in Financing Activities. Net cash used in financing activities was $44.5 million and $41.3 million in the nine months ended October 31, 2011 and the same nine months a year ago, respectively. In the nine months ended October 31, 2011, net cash used in financing activities principally related to principal payments made on the non-extended 2012 revolving credit facility, extended 2015 revolving credit facility and non-extended 2012 term loan totaling $25.7 million, $9.3 million and $7.5 million, respectively, and debt issue costs paid associated with the amend and extend transaction totaling $2.0 million. In the nine months ended October 31, 2010, net cash used in financing activities principally related to principal payments made on the revolving credit facility and senior secured term loan totaling $30.0 million and $2.0 million, respectively, repurchases of the senior subordinated notes totaling $8.9 million, and repurchases of common stock totaling $0.4 million.

Contractual Obligations and Commitments

As a result of the acquisition transactions related to our merger in March 2006, we became highly leveraged. As of October 31, 2011, we had outstanding $442.8 million in aggregate indebtedness. Our liquidity obligations are significant, primarily due to debt service obligations. Our interest expense for the quarter and nine months ended October 31, 2011 was $6.5 million and $19.2 million, respectively, as compared to $5.8 million and $19.0 million in the same quarter and nine months, respectively, a year ago.

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

The following is a summary of our various contractual commitments as of October 31, 2011, including non-cancelable operating lease agreements for office space that expire between calendar years 2012 and 2018. All periods start from November 1, 2011.

	Payments Due by Period(2)
	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
	(in thousands)
Operating lease obligations	$6,503	$1,683	$1,844	$1,074	$1,902
Credit Facility:
Term loan due March 10, 2013	117,399	—	117,399	—	—
Term loan due March 10, 2016	191,101	—	—	191,101	—
Senior subordinated notes due March 15, 2016	134,265	—	—	134,265	—
Scheduled interest on debt(1)	101,216	25,032	45,609	30,575	—

	$550,484	$26,715	$164,852	$357,015	$1,902

(1)	Scheduled interest on debt is calculated through the instruments due date and assumes no unscheduled principal paydowns or borrowings. Scheduled interest on debt includes the term loan due March 10, 2013 at an annual rate of 2.33561%, which is the rate in effect as of October 31, 2011, the term loan with an extended due date of March 10, 2016 at an annual rate of 4.33561%, which is the rate in effect as of October 31, 2011, the commitment fee on the unutilized amount of the revolving term credit facility with an extended due date of March 10, 2015 at the annual rate of 0.375%, which is the rate in effect as of October 31, 2011, and the ten-year senior subordinated notes due March 15, 2016 at the stated annual rate of 10.375%.

(2)	This table excludes our unrecognized tax benefits totaling $3.0 million as of October 31, 2011 since we have determined that the timing of payments with respect to this liability cannot be reasonably estimated.

Accounts Receivable and Deferred Revenue. At October 31, 2011, we had accounts receivable, net of allowances, of $24.9 million and total deferred revenue of $63.9 million.

Off-Balance Sheet Arrangements. As part of our ongoing operations, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of October 31, 2011, we were not involved in any unconsolidated SPE transactions.

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

Interest Rates and Fees. The term loans and revolving credit facility bear interest at a rate equal to three-month LIBOR plus applicable margins that are determined pursuant to a grid based on our most recent total leverage ratio. The $400.0 million term loan, of which $308.5 million was outstanding as of October 31, 2011, currently bears interest at a rate equal to three-month LIBOR plus 2.00% for the non-extended term loans and three-month LIBOR plus 4.00% for the extended term loans. Those rates were 2.33561% and 4.33561%, respectively, as of October 31, 2011. The non-extended portion of the revolving credit facility was terminated in the quarter ended October 31, 2011. The extended portion of the revolving credit facility, of which $0.0 million was outstanding as of October 31, 2011, currently bears interest at a rate equal to three-month LIBOR plus 3.75%. That rate was 4.08561% as of October 31, 2011. More generally, the loans under the senior secured credit agreement bear interest, at the option of the borrower, based upon the following rates as of October 31, 2011.

•

a rate equal to the London Interbank Offered Rate, or LIBOR, plus an applicable margin of (1) 2.00% and 4.00% with respect to the non-extended term loans and the extended term loans, respectively, and (2) 3.75% with respect to the extended revolving credit facility, or

•

the alternate base rate, which is the higher of (1) the corporate base rate of interest announced by the administrative agent and (2) the Federal Funds rate plus 0.50%, plus, in each case, an applicable margin of (a) 1.00% and 3.00% with respect to the non-extended term loans and extended term loans, respectively, and (b) 2.75% with respect to the extended credit facility.

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

In the quarter ended October 31, 2011, we paid all outstanding balances on the 2012 non-extended revolving credit facility and the 2015 extended revolving credit facility totaling $25.7 million and $9.3 million, respectively, and terminated the 2012 non-extended portion of the revolving credit commitment thereby leaving only the 2015 extended portion of the revolving credit commitment totaling $20 million outstanding.

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

In the fiscal quarter ended October 31, 2011, we made voluntary principal payments on the non-extended 2012 revolving credit facility and the extended 2015 revolving credit facility totaling $25.7 million and $9.3 million, respectively.

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

Senior Subordinated Notes

As of October 31, 2011, we have outstanding $134.3 million principal amount of senior subordinated notes, bearing interest at a rate of 10.375%, payable semi-annually on March 15 and September 15, and maturing on March 15, 2016. Each of our domestic subsidiaries that guarantees the obligations under our outstanding indebtedness will jointly, severally and unconditionally guarantee the notes on an unsecured senior subordinated basis. As of the date of this report, we do not have any domestic subsidiaries and, accordingly, there are no guarantors on such date. The notes are our unsecured, senior subordinated obligations, and the guarantees, if any, will be unsecured, senior subordinated obligations of the guarantors. The notes are subject to redemption at our option under terms and conditions specified in the indenture related to the notes, and may be redeemed at the option of the holders at 101% of their face amount, plus accrued and unpaid interest, upon certain change of control events.

In the fiscal year ended January 31, 2009, we repurchased, in eight separate privately negotiated transactions, an aggregate of $32.6 million of principal amount of our original outstanding $200.0 million senior subordinated notes. In the fiscal year ended January 31, 2010, we repurchased, in six separate privately negotiated transactions, an aggregate of $24.4 million of principal amount of our original outstanding $200.0 million senior subordinated notes. In the fiscal year ended January 31, 2011, we repurchased, in two separate privately negotiated transactions, an aggregate of $8.7 million of principal amount of our original outstanding $200.0 million senior subordinated notes. These repurchases resulted in gains of $8.7 million and $4.6 million from the extinguishment of debt in the fiscal years ended January 31, 2009 and 2010, respectively, and a loss of $0.2 million from the extinguishment of debt in the fiscal year ended January 31, 2011. We may from time to time repurchase our senior subordinated notes in open market or privately negotiated purchases or otherwise, or redeem our senior subordinated notes pursuant to the terms of the indenture governing such notes.

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

In addition, under our senior secured credit agreement, we are required to satisfy and maintain specified financial ratios and other financial condition tests, including minimum interest coverage ratio and a maximum total leverage ratio. We were in compliance with all of the covenants under the secured credit agreement and indenture as of October 31, 2011. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet those ratios and tests in the future. A breach of any of these covenants would result in a default (which, if not cured, could mature into an event of default) and in certain cases an immediate event of default under our senior secured credit agreement. Upon the occurrence of an event of default under our senior secured credit agreement, all amounts outstanding under our senior secured credit agreement could be declared to be (or could automatically become) immediately due and payable and all commitments to extend further credit could be terminated.

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

The following is a reconciliation of net income (loss), a GAAP measure of our operating results, to Adjusted EBITDA as defined in our debt agreements.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2011	2010	2011	2010
Net income (loss)(1)	$3,202	$(714)	$2,906	$(8,371)
Interest expense (income), net(2)	6,796	6,561	21,604	18,917
Income tax expense (benefit)	952	(4,628)	492	(11,855)
Depreciation and amortization expense(3)	10,349	19,165	34,329	58,088
Goodwill impairment	—	—	—	1,433

EBITDA	21,299	20,384	59,331	58,212
Deferred maintenance writedown(1)	—	19	—	93
Restructuring, acquisition and other charges(4)	662	910	2,331	3,532

Adjusted EBITDA(1)	$21,961	$21,313	$61,662	$61,837

(1)	Net income (loss) for the quarter and nine months ended October 31, 2010 only, includes the periodic effect of the deferred maintenance step-down associated with the merger. This unrecognized maintenance revenue is added back in calculating Adjusted EBITDA for purposes of the indenture governing the senior subordinated notes and the senior secured credit agreement.
(2)	Interest expense (income), net includes interest income, interest expense and amortization and write off of debt issuance costs. For the fiscal nine months ended October 31, 2011 only, interest expense (income), net also included amend and extend transaction fees. For the fiscal quarter and nine months ended October 31, 2010 only, interest expense (income), net also included a loss on early extinguishment of debt. For the fiscal nine months ended October 31, 2010 only, interest expense (income), net also included the change in the fair value of derivative instruments.
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

As of October 31, 2011, we had $308.5 million of debt under our senior secured credit agreement. A 1% increase in these floating rates would increase annual interest expense by $3.1 million.

Foreign Exchange Risk. Sales to foreign countries accounted for approximately 35% of the total sales in both the quarter and nine months ended October 31, 2011, as compared to 34% and 33% in the same quarter and nine months, respectively, a year ago. Because we invoice certain foreign sales in currencies other than the United States dollar, predominantly the British pound sterling and euro, and do not hedge these transactions, fluctuations in exchange rates could adversely affect the translated results of operations of our foreign subsidiaries. Therefore, foreign exchange fluctuations could create a risk of significant balance sheet gains or losses on our consolidated financial statements. In addition, in the past several years we have benefited from the weakness of the U.S. dollar against other currencies, increasing our net revenues derived from international operations. In more recent quarters, the United States dollar appreciated against these foreign currencies, negatively affecting our net revenues. If the U.S. dollar strengthens against foreign currencies, our future net revenues could be adversely affected. However, given our foreign subsidiaries’ net book values as of October 31, 2011 and net cash flows for the most recent fiscal nine months ended October 31, 2011, we do not believe that a hypothetical 25% fluctuation in foreign currency exchange rates would have a material impact on our consolidated financial position or results of operations.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Interim Chief Financial Officer, with the assistance of senior management personnel, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of October 31, 2011. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual and quarterly reports filed under the Exchange Act. Based on this evaluation, and subject to the limitations described below, our Chief Executive Officer and our Interim Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of October 31, 2011.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended October 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On October 15, 2011, one of our former employees exercised a stock option to acquire 1,500 shares of our common stock for an aggregate exercise price of $1,875.00. The exercise of the stock option was effected through a cash exercise of the stock option, with payment of the exercise price and applicable taxes and withholdings by the former employee. The foregoing shares were issued under an exemption from registration requirements pursuant to Rule 701 under the Securities Act of 1933, which provides an exception for offers and sales pursuant to certain compensatory benefit plans.

ITEM 3.	Defaults Upon Senior Securities

Not Applicable

ITEM 4.	(Removed and Reserved)

ITEM 5.	Other Information

Not Applicable

ITEM 6.	Exhibits

Exhibit No.	Exhibit Description
31.01†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02†	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01‡	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02‡	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 ††	The following financial information from Serena Software, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of October 31, 2011 (Unaudited) and January 31, 2011, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three and nine months ended October 31, 2011 and 2010, (iii) Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended October 31, 2011 and 2010 and (iv) the Notes to Condensed Consolidated Financial Statements (Unaudited)

†	Exhibit is filed herewith.
‡	Exhibit is furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.
††	The information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and is not subject to liability under these sections, in accordance with Rule 406T of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERENA SOFTWARE, INC.

By:	/S/ JOHN NUGENT
John Nugent
President and Chief Executive Officer

By:	/S/ JOHN J. ALVES
John J. Alves
Vice President, Finance, Chief Accounting Officer and Interim Chief Financial Officer

Date: December 15, 2011

EXHIBIT INDEX

Exhibit No.	Exhibit Description

31.01†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02†	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01‡	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02‡	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 ††	The following financial information from Serena Software, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of October 31, 2011 (Unaudited) and January 31, 2011, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three and nine months ended October 31, 2011 and 2010, (iii) Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended October 31, 2011 and 2010 and (iv) the Notes to Condensed Consolidated Financial Statements (Unaudited)

†	Exhibit is filed herewith.
‡	Exhibit is furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.
††	The information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and is not subject to liability under these sections, in accordance with Rule 406T of Regulation S-T.