Form 10-K
period 2012-01-31
SERENA SOFTWARE INC
filed 2012-04-30
CIK 1073967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number: 000-25285

SERENA SOFTWARE, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	94-2669809
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1900 Seaport Boulevard Redwood City, California 94063-5587	(650) 481-3400 (Registrant’s telephone number, including area code)
(Address of Principal Executive Offices)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant was zero as of July 31, 2011, the last business day of the registrant’s most recently completed second fiscal quarter. The registrant is a privately-held company, and there is no public trading market for its common stock.

As of April 30, 2012, the number of shares of the registrant’s common stock outstanding was 98,446,007

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

For the Fiscal Year Ended January 31, 2012

PART I

ITEM 1.	BUSINESS

Our fiscal year ends on January 31 and, except as otherwise provided, references to a particular fiscal year in this Annual Report on Form 10-K mean the fiscal year ended on January 31 of such year. For example, fiscal year 2012 refers to the fiscal year ended January 31, 2012.

Our Company

We are the largest global independent software company in terms of revenue solely focused on managing change and processes across information technology, or IT, environments. Our products and services address the complexity of application lifecycle management, or ALM, and are used by our customers to manage the development of, and control change in, mission critical applications within both mainframe and distributed systems environments. In addition, we provide products and services to enable customers to rapidly address IT service management, or ITSM, and business process challenges through the use of visually designed process workflows. Our products and services allow customers to orchestrate and manage their application development, IT and business processes by automating and integrating disparate ALM and ITSM products and processes, improving process visibility and consistency, enhancing software integrity, mitigating application development risks, supporting auditability and regulatory compliance, and boosting productivity. Our revenue is generated by software licenses, maintenance contracts and professional services. Our software products are typically installed within customer IT environments and generally accompanied by renewable annual maintenance contracts.

Our software and services are of critical importance to our customers, who make significant investments in developing applications and automating IT processes around our software solutions. We have a diversified, global customer base with a history of more than 15,000 installations of our products at customer sites worldwide. Our customers include industry leaders in the finance, telecommunications, automotive and transportation, healthcare, energy and power, equipment and machinery and technology industries, with no single customer accounting for 10% or more of our total revenue for the fiscal year ended January 31, 2012. During the same period, we generated 65%, 30%, 4% and 1% of our total revenue in North America, Europe, the Asia Pacific region and South America, respectively.

Revenue generated from software licenses, maintenance contracts and professional services accounted for 25%, 65% and 10%, respectively, of our total revenue for the fiscal year ended January 31, 2012. Software license revenue is generated by the sale of perpetual software licenses to existing and new customers, and includes both upfront licenses as well as follow-on license purchases as customers expand capacity, add additional applications or users and require additional products to satisfy a broader set of requirements. Software licenses are generally accompanied by annual maintenance contracts, which are typically priced between 17% and 21% of the price of the software license. The annual maintenance contracts provide customers the right to obtain updates, bug fixes and telephone support for our applications. We typically collect maintenance fees at the time the maintenance contract is entered into and ratably recognize these fees over the term of the contract, generally one year. Professional services revenue is generated through best practices implementations to facilitate the optimal installation and usage of our software, and technical consulting and educational services.

Serena Software, Inc. was incorporated under the laws of California in 1980 and re-incorporated under the laws of Delaware in 1998. On March 10, 2006, Spyglass Merger Corp., an affiliate of Silver Lake, a private equity firm, merged with and into us, a transaction we refer to in this annual report as the merger. As a result of the merger, our common stock ceased to be traded on the NASDAQ National Market and we became a privately-held company, with a majority of our common stock at the time of the merger on a fully diluted basis owned by investment funds affiliated with Silver Lake. Silver Lake and its affiliates, by virtue of their ownership of our common stock and their voting rights under a stockholders agreement, control the vote, in connection with substantially all matters subject to stockholder approval, of more than 99% of our outstanding common stock.

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

Our customers’ applications, systems and IT infrastructure are constantly evolving to meet changing customer, supplier and employee requirements. In addition, government and industry regulations have increased the need for governance of these applications and monitoring changes to IT environments. Changes to IT environments are increasingly becoming complicated by the tendency towards moving internal software development offshore, requiring IT managers to oversee multiple development processes across various geographies. As a result, specific functionality allowing organizations to audit, track and monitor changes, and revert back to previous versions, has become critical to managing IT processes and change. Organizations have an ongoing and growing need for solutions that efficiently and effectively manage change across increasingly complex IT environments.

Our products address a number of industry segments within the broader ALM market, including software change and configuration management, or SCCM, release management, IT service management, or ITSM, and business process management, or BPM, markets.

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

Need for Rapid and Cost Effective Process Management. As organizations grow, the requirement for managing and documenting processes across multiple departments and geographies becomes mandatory. These processes often change rapidly, frequently requiring a cost effective solution to manage vital business processes.

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

Significant Opportunity to Replace Internally Developed and Legacy Solutions. A significant number of companies and government agencies currently use manual processes and internally developed software solutions to monitor their IT environments. Due to accelerating software complexity, increasing regulatory requirements and outsourcing, a growing number of organizations have begun purchasing third-party software solutions instead of relying on manual processes and internally developed software solutions. Due to the high cost of operating and maintaining legacy ITSM systems, an increasing number of organizations are replacing their first generation ITSM systems with more cost effective solutions.

Opportunity to Address Application Release Bottlenecks. Modern N-tier web applications are difficult, time consuming and expensive to release into virtualized data centers. The resulting bottlenecks can be resolved either with considerable labor and tolerance for defects, or through the automation of the application release process.

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

Stable, Recurring Revenue Base with Significant Visibility. We have developed a stable, recurring revenue base comprised of license, maintenance and professional services revenues due primarily to the mission critical nature of our products and our large installed customer base. For the fiscal year ended January 31, 2012, maintenance revenue comprised 65% of our total revenue. Our maintenance revenue is generally recurring, providing us with significant visibility into our future revenue and profitability. For the fiscal year ended January 31, 2012, our maintenance contract renewal rate was approximately 90%, which we believe is higher than the industry average. We have a resilient revenue model where customers continue to enter into and renew maintenance contracts, even during significant downturns within the software industry.

Margins and Strong Cash Flow Generation. Our current business model generates positive working capital and requires minimal capital expenditure, providing us with significant free cash flow due primarily to our broad portfolio of products, large installed customer base and leading market presence. For the fiscal year ended January 31, 2012, we had cash flows from operating activities of $32.2 million, an Adjusted EBITDA margin of 39.1% and $3.8 million in capital expenditures. A description of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to comparable GAAP financial measures is included under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Covenant Compliance.”

32 Year History with Diversified, Global Customer Base. We have a diversified, global customer base with a history of more than 15,000 installations of our products at customer sites worldwide. We have minimal customer concentration, with no one customer accounting for 10% or more of our total revenue for the fiscal year ended January 31, 2012. We are also continuing to expand our revenue base internationally. For the fiscal year ended January 31, 2012, we derived 35% of our total revenue from international customers.

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

Significant Equity Investments from our Founder and Silver Lake. In connection with the merger, a trust and a foundation affiliated with Douglas D. Troxel, our founder and one of our directors, exchanged equity interests in Serena, valued for purposes of the exchange at approximately $154.1 million, for equity interests in the surviving corporation. This significant equity investment by our founder, together with the investment of $335.5 million by investment funds affiliated with or designated by Silver Lake, represented over 52% of our capitalization as of January 31, 2012.

Our Strategy

We are focused on continuing to be a leading provider of solutions that enable organizations to manage change throughout their IT environments, and becoming a broad scale IT management vendor with emphasis on workflow automation and integration with existing tools. To pursue our objectives we have implemented the following strategies:

Develop Orchestrated ALM Solutions. We have a strategic vision to automate end-to-end application development processes from application demand through deployment. Our Orchestrated ALM strategy is to offer a suite of products that provides a unified and integrated framework for connecting people, tools and processes throughout the application lifecycle, delivering automated change processes, managing workflows and enforcing business rules within IT environments. Serena ALM products, together with Serena Business Manager, allow customers to quickly prioritize and deliver more of the features and applications required by their businesses, communicate changes to demand across their organizations and provide greater visibility and responsiveness by IT organizations. Serena Orchestrated ALM provides integrated capabilities for demand management, requirements management, portfolio analysis, project management, agile software development, software prototyping, and software change and configuration management. Serena Orchestrated ALM helps distributed development teams manage and track changes to requirements, software configurations and timelines.

Develop Orchestrated IT Operations Solutions. Serena Service Manager, a process-based IT service management solution, leverages the flexibility of Serena Business Manager to automate the service delivery process, provide a simple yet powerful role-based experience to service desk users, deliver visibility into the status of issues across the service lifecycle and assist with Information Technology Infrastructure Library (ITIL) compliance. We have developed complementary ITSM solutions based on Serena Service Manager, including Serena Request Center, which serves as a store front or front office for IT organizations, and Serena Demand Manager, which allows IT organizations to prioritize and fulfill IT demand. We expect to continue our development of Serena Service Manager, including additional complimentary and content-based solutions, such as resource and capacity management, federated service catalog and asset management solutions.

Bridge IT Operations and Application Development to Orchestrate IT. IT operations and application development must work closely together to deliver the application services that businesses demand. Serena Service Manager and Serena Release Manager help organizations streamline and automate the process of capturing, routing and fulfilling requests for applications changes and IT services. We expect to continue to develop and integrate our solutions to allow application development and IT operations to work together more effectively.

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

Cross-Sell and Increase Penetration into Our Large, Global Installed Customer Base. We have a large, global installed base that primarily uses our SCCM products for specific platforms. We have a significant opportunity to sell these existing customers SCCM products on additional platforms, expand their use of our products outside of SCCM (for example, ITSM and BPM) and enable them to purchase and utilize our broader solution set for managing the entire application lifecycle. Moreover, we have the opportunity to sell additional licenses as customers expand capacity, add additional applications and users and develop a need for additional products to satisfy a broader set of requirements.

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

Continue to Capitalize on Regulatory Compliance Spending. Organizations across a range of industries are increasingly required to comply with regulations, from industry-specific legislation such as the Health Insurance Portability and Accountability Act and the Gramm-Leach-Bliley Act, to broader legislation such as the Sarbanes-Oxley Act. We believe that the need to comply with these regulatory standards will drive additional license sales of our products, as some customers may prefer not to depend on manual or internally developed systems to satisfy these regulatory requirements. Our products support regulatory compliance by, for example, providing automatic audit trails with an audit and feedback loop that is essential for compliance with requirements imposed by the Sarbanes-Oxley Act. Our products enable easier demonstration of regulatory compliance, and also allow businesses to achieve benefits such as more reliable IT service, faster time to market and demonstrable return on investment for development initiatives.

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

Our Products

We develop, market and support an integrated suite of software products focused on orchestrating and managing application development and IT operations and managing change across both distributed systems and mainframe platforms. A distributed system platform allows applications to share resources over a distributed network using operating systems such as UNIX, Linux and Windows. A mainframe platform uses a centralized system with high processing power to support high-volume applications. Our solutions improve process consistency and enhance the integrity of software that our customers create or modify. This helps protect our customers’ valuable application assets and improve software developer productivity, operational efficiency, application availability and return on IT investments, all of which ultimately reduce the costs of managing their IT environment. Our products and solutions serve a variety of market and customer needs and are grouped as follows:

Application Development:

•

Serena Development Manager: A comprehensive solution that helps global development organizations orchestrate application development across disparate platforms, departmental processes and development tools. Serena Development Manager helps IT organizations create a unified, flexible, and auditable development process that works with all tools, platforms, and processes throughout the entire application development lifecycle.

•	Serena Release Manager: A comprehensive solution that manages the implementation of software changes into the production environment. Serena Release Manager enables organizations to improve visibility into project timelines and progress, increase release flow by implementing critical changes into production sooner with existing resources, improve release quality and reduce downtime, and enforce consistency and traceability of changes.

•

Serena Requirements Manager: A comprehensive solution that orchestrates the entire requirements management process by providing comprehensive requirements capabilities, quick process coordination and reusable requirements across the application lifecycle. Serena Requirements Manager helps IT organizations shorten release times, increase customer satisfaction and reduce overall development costs.

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

•

PVCS®: PVCS Professional: Integrated suite of issue, version and build management tools for team-based environments. PVCS Professional includes Serena Business Manager and PVCS Version Manager, a version control product.

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

IT Operations:

•

Serena Service Manager: Flexible process-based IT service management. Serena Service Manager leverages Serena Business Manager (SBM) to automate the service delivery process, provide a simple yet powerful role-based experience to service desk users, deliver visibility into the status of issues across the service lifecycle and assist with Information Technology Infrastructure Library (ITIL) compliance. Serena Service Manager helps IT organizations deliver IT process improvements and efficiency in accordance with ITIL best practices. The Serena Service Manager product line includes Serena Request Center, which serves as a front end interface for corporate users to discover and request IT services, and Serena Demand Manager, which allows IT organizations to prioritize and fulfill IT demand.

Business Process Management:

•

Serena Business Manager, or SBM (formerly known as TeamTrack): An enterprise process management solution to map, track, and enforce any business process, such as IT requests. Serena Business Manager allows customers to build and deploy integrated business processes that extend to all participants in a project, including departmental users, customers, suppliers and business partners. This Web-based, secure and highly configurable process and issue management solution creates repeatable, enforceable, auditable and predictable processes, giving our customers control, insight and predictability in their management of the application lifecycle and their business processes. The Serena Business Manager product line includes SBM Composer for graphically designing composite applications that include workflow processes, orchestrated connections to other enterprise systems, and interactive web forms.

The following are our principal products:

Product/Solution Name	Brief Description
Serena Development Manager	An integrated suite that helps global development organizations orchestrate application development across disparate platforms, departmental processes and development tools. Includes Dimensions CM and Serena Business Manager.

Serena Release Manager	An integrated suite that manages the implementation of software changes into the production environment. Includes Serena Release Control, Serena Release Vault and Serena Release Automation.
Serena Release Control	Provides an automated, process-centric approach for software release management from requirements to deployment using Serena Business Manager.
Serena Release Vault	Provides a common and secure path to production for all new applications and changes, regardless of development platform. Serena Release Vault is based on Dimensions CM, with use restricted to version management, build management, deployment, request management and administrative features.
Serena Release Automation: Powered by Nolio	Automates deployment of multi-tier, distributed applications and their configuration settings and centrally manages application releases.

Serena Requirements Manager	An integrated suite that orchestrates the entire requirements management process by providing comprehensive requirements capabilities, quick process coordination and reusable requirements across the application lifecycle. Includes Dimension RM, Prototype Composer and Serena Business Manager.

Serena Service Manager
Serena Service Manager	Flexible process-based IT service management that leverages Serena Business Manager (SBM) to automate the service delivery process, provide a simple yet powerful role-based experience to service desk users, deliver visibility into the status of issues across the service lifecycle and assist with ITIL compliance.
Serena Demand Manager	Prioritizes and fulfills IT demand by managing business requests from Serena Request Center and routing them for review and approval across the enterprise. Serena Demand Manager includes collaborative scoring, voting and resource estimation and provides what-if portfolio analysis to model scenarios and optimize use of resources and delivery of initiatives.
Serena Request Center	Provides a one-stop interface for corporate users to discover and request IT services, submit incidents, and review knowledge base articles. An enterprise service catalog allows for services to be composed, organized and published into convenient categories.
Serena Dashboard	Provides IT organizations insight into their end-to-end IT processes through the use of adaptable dashboards and Key Performance Indicators (KPIs) that are specifically designed for ALM and ITSM processes.

Product/Solution Name	Brief Description

Serena Business Manager (SBM)
Serena Business Manager	Create and deploy process-centric applications that may include orchestrated connections to other enterprise systems. Maps, tracks and enforces business processes. Formerly known as TeamTrack.
SBM Composer	Visual modeling tool for creating workflows, orchestrating connections to other enterprise systems, and designing user interfaces.

Dimensions®
Dimensions CM	Process-driven change management for heterogeneous systems.
Dimensions RM	Tracks and manages requirements through the application development lifecycle.
Prototype Composer	Graphically define and model customer application software requirements.

PVCS®
PVCS Professional	An integrated suite of issue and version management tools for team-based environments. Includes PVCS Version Manager and Serena Business Manager.
PVCS Version Manager	Version control across all platforms and standard IDEs.

ChangeMan® :
ChangeMan ZMF	Application change management and development for mainframe systems.

StarTool® and Comparex®:
StarTool FDM	Facilitates complex mainframe file and data management tasks.
StarTool DA	Automates mainframe dump and abend analysis and speeds application problem solving activities.
Comparex	Performs data comparison for mainframe application testing and software quality.

Serena PPM
Serena PPM	Tracks and manages portfolio, project, resource, demand and financial management. Formerly known as Mariner™PPM.

Products Under Development

In the coming year, we plan to continue to execute on our mission to give enterprises control, predictability and insight over change from business planning to operations by enhancing existing products and releasing new solutions based on market needs and requirements. While each development project will be defined and scoped based on market analysis, taking into consideration the needs of our existing and prospective customers, trends in the market, competitive moves and technological advancements, there are a number of overarching corporate goals that will be considered as well.

As part of our strategy focused on release management, we plan to continue to enhance the integrations between various products within our Serena Release Manager product portfolio, such as Serena Release Control, Serena Release Vault and Serena Release Automation, and with third-party vendor solutions, and management reporting tools (i.e., dashboards) within our products, to ensure that our customers have the ability to track, manage and control change in a closed loop, heterogeneous environment—ensuring the effective management, traceability and auditability of application release management.

Our Orchestrated IT strategy is focused on using Serena Business Manager and Serena Service Manager to integrate all aspects of application development and IT operations across the enterprise. The objective is to create an integrated suite of not only Serena products, but other third party and open source application lifecycle management products. In addition to Serena Release Manager, we plan to continue to develop and enhance the integrations within Serena Requirements Manager and Serena Development Manager. We also plan to develop and introduce Serena Quality Manager, an integrated, customizable and process-centric test control and automation solution. We are also developing new dashboards to provide visibility and control across the entire application lifecycle. We plan to continue to develop and enhance the capabilities of the core Serena Business Manager platform, including enhancing the rules based workflow engine and expanding the capability to rapidly change and modify existing process maps and workflows. As part of our strategy focused on the ITSM market, we plan to continue to enhance Serena Service Manager to address the needs of our customers and the ITSM market, and develop additional solutions based on Serena Business Manager, including resource and capacity management, federated service catalog and asset management solutions.

Our large and diverse customer base provides us with feedback on ways we can evolve our products to meet the needs of markets outside of the core SCCM market. Examples of markets in which our products already address identified customer needs include BPM (Serena Business Manager), release management (Serena Release Manager), and ITSM (Serena Service Manager). We will continue to develop our solutions to meet the needs of applicable markets, and our current and prospective customers.

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

We also offer our customers more specialized consulting services. These specialized consulting services include our best practices consulting services, which provide customers with expertise and assistance in defining and developing a best practice change and configuration management architecture and in identifying corresponding products, methods and procedures. Our consulting services are typically billed on a time and materials basis.

Education. We offer hands-on and on-line training courses for the implementation and administration of our products. Product training is provided on a periodic basis at our headquarters in Redwood City, California, and also at customer sites throughout the United States, Europe, and Asia. We also offer training courseware licenses for certain of our products, which allows our customers the ability to electronically access and download course materials and instructor guides to facilitate their own internal training programs. We bill our educational services on a per class basis.

Customer Support and Product Maintenance. We have a global staff of customer support personnel who provide technical support to customers. Our support centers are located in North America, the United Kingdom and Australia. We offer technical support services 24 hours a day, seven days a week via our Internet site, toll free telephone lines and electronic mail. Customers are notified about the availability of regular maintenance and enhancement releases via the Internet site or electronic mail. Customers can gain access to online services by registering on our SOS Internet web site. Customers are entitled to receive software updates, maintenance releases and technical support for an annual maintenance fee, which is typically priced between 17% and 21% of the software license price.

Technology

Some of the key technological components of our products are summarized below:

Robust and flexible technology for managing processes across multiple sites. Our products contain workflow technology that facilitates the management and monitoring of software development activity and improves the efficiency of the development process. A project to create a new software application may involve hundreds of developers working around the world on tens of thousands of software components, or pieces of code. Several developers may need to develop one component at the same time, or one developer may need to make a change to a single component that also requires changes to many other components. In these situations, it is critical to coordinate and control all changes made by developers to the software applications.

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

Research and Development

We plan to continue making substantial investments in research and development to maintain our leadership position. We believe that our success will continue to depend on our ability to enhance our current products and to develop new products and services that meet the needs of our customers and the market. Our commitment to research and development is reflected in our investments in this area, which were $32.7 million, $31.6 million and $26.9 million for fiscal years 2010, 2011 and 2012, respectively, representing 15%, 15% and 12% of our total revenue in those years.

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

In the United States, research and development is primarily performed at our facilities in Redwood City, California, Hillsboro, Oregon, Colorado Springs, Colorado, and Woodland Hills, California. We also perform product development internationally in the United Kingdom, India and Ukraine.

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

Competition. We currently face competition from a number of sources, including:

•	customers’ internal IT departments;

•	providers of products that compete directly with the Serena ChangeMan ZMF and Comparex products, such as CA, Inc., IBM and smaller privately-held companies;

•	providers of application development programmer productivity and system management products, such as Compuware Corporation, IBM and smaller privately-held companies;

•

providers of mainframe application availability products that compete directly with Serena Comparex and the Serena StarTool product family, such as Compuware, IBM, CA, Inc. and smaller privately-held companies;

•	providers of BPM solutions that compete directly with Serena Business Manager, such as IBM, Microsoft, Pegasystems Inc., and smaller privately-held companies; and

•

providers of on-premise and software-as-a-service, or SaaS, based ITSM solutions that compete directly with Serena Service Manager, such as BMC Software, Inc., ServiceNow, Inc. and smaller privately-held companies.

Competition in the Software Change and Configuration Management Distributed Systems Market. We face significant competition as we develop, market and sell our distributed systems products, including Serena PVCS Professional, PVCS Version Manager and Dimensions CM products. Competitors in the distributed systems market include IBM, CA, Inc., Microsoft and other smaller companies. An increasing portion of the market also uses open source or freeware tools to address their basic needs for issue/defect tracking and source code control, such as Jira and Subversion.

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

Employees

As of January 31, 2012, we had 560 full-time employees, 125 of whom were engaged in research and development, 191 in sales and marketing, 150 in consulting, education and customer and document support, and 94 in finance, administration and operations. In addition, we had 168 full-time contractors, 87 of whom are engaged in research and development in our Kiev development center and 81 in other functional areas. Our future performance depends in significant part upon the continued service of our key technical, sales and senior management personnel. The loss of the services of one or more of our key employees could materially adversely affect our business, operating results and financial condition. Our future success also depends on our continuing ability to attract, train and retain highly qualified technical, sales and managerial personnel. Competition for such personnel is intense, and we may not be able to retain our key personnel in the future. None of our employees is represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

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

As of January 31, 2012, our total indebtedness was $442.8 million. We are highly leveraged and our debt service costs are significant. Following the amendment of our senior secured credit agreement in March 2011 and our termination of the 2012 non-extended portion of the revolving credit commitment in September 2011, we have a $20.0 million committed source of credit available to us under the revolving credit facility of our senior secured credit agreement, of which the entire $20.0 million was unused and available to us as of January 31, 2012.

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

Risks Related to Our Business

A decline or the continued uncertainty in global economic conditions could negatively affect our business, results of operations and financial condition.

Economic conditions, both domestically and abroad, directly affect our operating results. Current and future economic conditions, including such factors as consumer demand, unemployment and inflation levels, the availability of credit, and our customers’ financial condition, operating results and growth prospects may adversely affect our business and the results of our operations. A weakening or the continued uncertainty in global economic conditions presents a variety of risks and uncertainties that could negatively affect our business, results of operations and financial condition, including the following:

•

the demand for our products and services, and IT spending generally, may decline as businesses postpone, reduce or cancel IT and other spending in response to tighter credit, negative financial news, declines in income or asset values or economic uncertainty;

•	our customers, distributors and resellers may choose to defer payments or fail to pay amounts owed to us, even though they may have no contractual right to do so;

•	prolonged economic uncertainty may increase the pricing pressure on our maintenance contract renewal business and could negatively affect our maintenance revenue in the future;

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

•	we may experience increased pricing competition for our products and services;

•	significant currency fluctuations and uncertainty about the future of the Euro could negatively affect our revenues, specifically those derived internationally; and

•	the length of time that existing economic and financial market conditions may persist is unknown.

In addition, although we do not anticipate needing additional capital in the near term due to our current financial position, financial market disruption may make it difficult for us to raise additional capital upon acceptable terms or at all. As of January 31, 2012, the committed source of credit available to us under our senior secured credit agreement was $20.0 million.

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

We depend on our installed customer base for future revenue from maintenance renewal fees and licenses or upgrades of additional products. Our maintenance revenue has declined in each of the past three years. If our customers do not purchase additional products, do not upgrade existing products or cancel or fail to renew their maintenance agreements, this could materially adversely affect our business, operating results and financial condition. The terms of our standard license arrangements provide for a one-time license fee and a prepayment of one year of software maintenance and support fees. The maintenance agreements are renewable annually at the option of the customer, and there are no minimum payment obligations or obligations to license additional software. In addition, prolonged economic uncertainty has increased the pressure our customers are placing on our maintenance renewal business. Therefore, our current customers may not necessarily generate significant maintenance revenue in future periods. In addition, our customers may not necessarily purchase additional products, upgrades or professional services. Our professional service and maintenance revenue are also dependent upon the continued use of these services by our installed customer base. Any downturn in our software license sales would have a negative impact on the growth of our professional service revenue and maintenance revenue in future periods.

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

Our mainframe revenue is dependent upon the continued use and acceptance of IBM mainframes, , IBM-compatible mainframes and the growth of this market. If the role of the mainframe does not increase as we anticipate, or if it in any way decreases, this may materially adversely affect our business, operating results and financial condition. Additionally, if there is a wide acceptance of other platforms or if new platforms emerge that provide enhanced enterprise server capabilities, our business, operating results and financial condition may be materially adversely affected. We expect that, for the foreseeable future, a significant portion of our software license revenue will continue to come from the sales of our mainframe products. As a result, future sales of our existing products and associated maintenance revenue and professional service revenue will depend on continued use of mainframes.

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

We are subject to intense competition in our target markets, and we expect to face increased competition in the future, which could have an adverse effect on us.

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

Competition in the Software Change and Configuration Management Distributed Systems Market. We face significant competition as we develop, market and sell our distributed systems products, including PVCS Professional, PVCS Version Manager and Dimensions CM products. Competitors in the distributed systems market include IBM, CA, Inc., Microsoft, and other smaller companies. A growing portion of the market is also using free open source tools to address their basic needs for issue/defect tracking and source code control, such as Jira and Subversion, resulting in an increased source of competition for our distributed system products, particularly PVCS Professional, PVCS Version Manager, Serena Business Manager and, to a lesser extent, Dimensions CM .

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

Competition in Other Markets. We currently face competition from a number of sources, including:

•	providers of BPM solutions that compete directly with Serena Business Manager, such as IBM, Microsoft, PegaSystems, and smaller privately-held companies; and

•	providers of on-premise and SaaS-based ITSM solutions that compete with Serena Service Manager, such as BMC, ServiceNow and smaller privately-held companies.

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

Risks of International Operations. International sales were 32%, 33%, and 35%, of our total revenue in the fiscal years ended January 31, 2010, 2011 and 2012, respectively. Our international revenue is attributable principally to our European operations. Our international operations are subject to a variety of risks associated with conducting business internationally that could materially adversely affect our business, operating results and financial condition, including the following:

•	difficulties in staffing and managing international operations;

•	problems in collecting accounts receivable;

•	longer payment cycles;

•	fluctuations in currency exchange rates and uncertainty about the future of the Euro;

•	inability to control or predict the levels of revenue produced by our international distributors;

•	seasonal reductions in business activity during the summer months in Europe and certain other parts of the world;

•	limitations on repatriation of earnings;

•	difficulties in enforcing the terms of our agreements with customers, distributors and resellers;

•	reduced protection of intellectual property rights in some countries;

•	increased austerity measures by several European governments;

•	political and economic instability;

•	recessionary environments in foreign economies; and

•	increases in tariffs, duties, price controls or other restrictions on foreign currencies or trade barriers imposed by foreign countries.

Growing market acceptance of open source software could cause a decline in our revenue and operating margins.

Growing market acceptance of open source software has presented both benefits and challenges to the commercial software industry in recent years. Open Source software is made widely available by its authors and is licensed “as is” for a nominal fee or, in some cases, at no charge. As the use of open source software becomes more widespread, certain open source technology, such as Subversion, have become competitive with our products offering software version control capabilities, such as PVCS Version Manager and, to a lesser extent, Dimensions CM, which has caused the sale of these products to decline. In addition, Jira, an open source bug tracking tool, has become competitive with the use of Serena Business Manager as an issue and defect tracking tool. Further adoption of open source software within the markets that we sell could cause further declines in the sale of our products or force us to reduce the fees we charge for our products, which could have a material adverse impact on our revenue and operating margins.

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

Third parties may claim that our current or future products and services infringe their proprietary rights. Any claims of this type could affect our relationships with existing customers and may prevent future customers from licensing our products or using our services. Because we are dependent upon a limited number of products and services, any such claims, with or without merit, could be time consuming to defend, result in costly litigation, cause product shipment or service deployment delays or require us to enter into royalty or licensing agreements. Royalty or license agreements may not be available on acceptable terms or at all. We expect that software product developers will increasingly be subject to infringement claims as the number of products, services and competition in the software industry segments increase and the functionality of products and services in different industry segments overlap. In addition, we use open source software in our solutions and will use open source software in the future. From time to time we may face claims against companies that incorporate open source software into their products, claiming ownership of, or demanding release of, the source code, the open source software and/or derivative works that were developed using such software, or otherwise seeking to enforce the terms of the applicable open source license. Infringement claims could result in litigation, require us to purchase costly licenses or require us to devote additional research and development resources to change our products, any of which would have a negative effect on our business and operating results.

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

Although we use standardized license agreements designed to meet current revenue recognition criteria under generally accepted accounting principles, we must often negotiate and revise terms and conditions of these standardized agreements, particularly in multi-product or multi-year transactions. As our transactions increase in complexity with the sale of larger, multi-product, multi-year licenses, negotiation of mutually acceptable terms and conditions can extend the sales cycle and, in certain situations, may require us to defer recognition of revenue on such licenses. We believe that we are in compliance with revenue recognition guidance applicable to software transactions, however, these future, more complex, multi-product, multi-year license transactions may require additional accounting analysis to account for them accurately, could lead to unanticipated changes in our current revenue accounting practices and may contain terms affecting the timing of revenue recognition.

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

Our success will depend to a significant extent on the continued service of our senior executives and certain other key employees, including certain sales, consulting, technical and marketing personnel. If we lost the services of one or more of our executives or key employees, including if one or more of our executives or key employees decided to join a competitor or otherwise compete directly or indirectly with us, our business could be materially adversely affected. During fiscal year 2012, our Senior Vice President and Chief Financial Officer, Senior Vice President, Products and Worldwide Customer Service, and Senior Vice President, SBM Solutions resigned from their executive officer positions at our company. Certain of our executive officers are not parties to employment agreements with us. In addition, we do not maintain key man life insurance on our employees and have no plans to do so. If we are unable to successfully reorganize our business around the departures of executive officers or key personnel or identify, hire and integrate new executive officers or other key personnel into our business, if any new executive officers are unable to successfully perform in their positions, establish and implement our business strategy or manage our business, or if any key management personnel are unable to successfully perform in their positions or manage their functional areas, our business and operating results could be materially adversely affected.

The interests of our controlling stockholder may differ from the interests of the holders of our securities.

Silver Lake and its affiliates own, in the aggregate, approximately 67.2% of our outstanding common stock as of January 31, 2012 and beneficially own the only authorized share of our series A preferred stock. In addition, Silver Lake and its affiliates, by virtue of their ownership of our common stock and their voting rights under a stockholders agreement, control the vote, in connection with substantially all matters subject to stockholder approval, of more than 99% of our outstanding common stock. As a result of this ownership and the terms of a stockholders agreement, Silver Lake is entitled to elect directors with majority voting power in our Board of Directors, to appoint new management and to approve actions requiring the approval of the holders of our outstanding voting shares as a single class, including adopting most amendments to our certificate of incorporation and approving mergers or sales of all or substantially all of our assets.

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

Our principal administrative, sales, marketing, consulting, education, customer support and research and development facilities are located at our headquarters in Redwood City, California and in Hillsboro, Oregon. We currently occupy an aggregate of approximately 30,000 square feet of office space in our Redwood City facility, 33,000 square feet of office space in our Hillsboro facility, 16,000 square feet of research and development space in our Kiev facility in Ukraine, 13,000 square feet of office space in our St. Albans facility in the United Kingdom, 5,600 square feet of office space in our Woodland Hills facility in California, 5,500 square feet of office space in our Paris facility in France, 4,000 square feet of office space in the Colorado Springs facility in Colorado and 2,800 square feet of office space in our Munich facility in Germany, under leases with terms running through July 2012, November 2018, January 2015, March 2021, October 2017, March 2014, April 2014 and December 2016, respectively. The lease for our headquarters facility in Redwood City, California will expire on July 31, 2012. We entered into a new lease for a headquarters facility consisting of 21,000 square feet of office space located in San Mateo, California that will commence on August 1, 2012. Management believes its current facilities will be adequate to meet our needs for at least the next twelve months. We believe that suitable additional facilities will be available in the future as needed on commercially reasonable terms.

We also lease office space for sales and marketing in various locations throughout North America and in Brazil, Belgium, Spain, Germany, Italy, Netherlands, Sweden, Switzerland, Australia, Korea, Japan, Singapore and India.

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

ITEM 4.	Mine Safety Disclosures

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our outstanding common stock is privately held, and there is no established public trading market for our common stock. As of the date of this filing, there were 25 holders of record of our common stock.

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

	Fiscal Year Ended January 31,
	2008	2009 (1)	2010 (1)	2011 (1)	2012
	(in thousands)
Consolidated Statement of Operations Data (1):
Revenue:
Software licenses	$78,405	$64,578	$49,397	$51,382	$54,913
Maintenance	155,465	161,626	152,464	143,974	141,669
Professional services	36,325	34,033	22,153	19,030	22,959

Total revenue	270,195	260,237	224,014	214,386	219,541

Cost of revenue:
Software licenses	1,861	1,935	3,253	1,380	2,632
Maintenance	15,551	15,626	12,585	11,545	11,452
Professional services	33,083	31,824	21,164	18,151	21,643
Amortization of acquired technology and impairment of intangibles	35,217	35,370	41,415	33,695	3,672

Total cost of revenue	85,712	84,755	78,417	64,771	39,399

Gross profit	184,483	175,482	145,597	149,615	180,142

Operating expenses:
Sales and marketing	78,318	76,651	57,488	55,602	61,247
Research and development	40,384	33,900	32,737	31,584	26,925
General and administrative	20,129	15,847	16,600	15,939	14,033
Amortization of intangible assets	36,813	36,812	36,813	36,813	36,796
Restructuring, acquisition and other charges	2,789	6,077	7,796	5,332	2,974
Goodwill impairment and adjustments	—	322,781	—	1,433	—

Total operating expenses	178,433	492,068	151,434	146,703	141,975

Operating income (loss)	6,050	(316,586)	(5,837)	2,912	38,167

Other income (expense):
Interest income	1,928	1,498	437	212	168
Gain (loss) on early extinguishment of debt	—	8,707	4,602	(243)	—
Interest expense	(47,535)	(41,222)	(33,048)	(24,633)	(25,625)
Change in fair value of derivative instrument	(7,378)	2,639	4,277	1,616	—
Amortization and write-off of debt issuance costs	(1,111)	(2,070)	(2,158)	(1,857)	(1,361)
Amend and extend transaction fees	—	—	—	—	(1,487)

Total other income (expense)	(54,096)	(30,448)	(25,890)	(24,905)	(28,305)

(Loss) income before income taxes	(48,046)	(347,034)	(31,727)	(21,993)	9,862
Income tax (benefit) expense	(20,936)	(11,424)	(18,705)	(12,437)	918

Net (loss) income	$(27,110)	$(335,610)	$(13,022)	$(9,556)	$8,944

Consolidated Balance Sheet Data As of January 31:
Cash and cash equivalents	$48,304	$115,044	$124,996	$126,374	$109,688
Working (deficit) capital (1)	(17,038)	38,175	50.902	48,074	47,455
Total assets	1,243,545	901,532	823,222	748,037	694,372
Convertible subordinated debentures	5	—	—	—	—
Term loan	320,000	320,000	318,000	316,000	308,500
Revolving term credit facility	—	65,000	65,000	35,000	—
Senior subordinated notes	200,000	167,383	142,952	134,265	134,265
Total other long-term liabilities	141,102	105,475	74,635	50,996	35,701
Total stockholders’ equity (1)	463,510	127,556	114,966	107,465	117,132

(1)	In fiscal 2012, we identified certain errors related to overstated income tax accruals of approximately $3.9 million that originated in fiscal 2009. Management concluded that the effect of correcting these errors is not material to fiscal 2009 but would have been material if corrected in fiscal 2012. Accordingly, the above selected financial data for the fiscal years ended January 31, 2009, 2010 and 2011 have been revised to reflect the correction of these errors, with the “as reported” and “as revised” amounts as follows (in thousands):

	Fiscal Years Ended January 31,
	2009	2010	2011
Consolidated Balance Sheet Data As of January 31:
Income taxes payable, as reported	$12,173	$5,972	$6,284
Income taxes payable, as revised	$8,284	$2,083	$2,395

Total current liabilities, as reported	$122,014	$113,558	$115,700
Total current liabilities, as revised	$118,125	$109,669	$111,811

Working capital, as reported	$34,279	$47,013	$44,185
Working capital, as revised	$38,175	$50,902	$48,074

Total liabilities, as reported	$777,872	$712,145	$644,461
Total liabilities, as revised	$773,983	$708,256	$640,572

Accumulated deficit, as reported	$(389,112)	$(402,134)	$(411,690)
Accumulated deficit, as revised	$(385,223)	$(398,245)	$(407,801)

Total stockholders’ equity, as reported	$123,660	$111,077	$103,576
Total stockholders’ equity, as revised	$127,556	$114,966	$107,465

Consolidated Statement of Operations Data:
Goodwill impairment, as reported	$326,677
Goodwill impairment, as revised	$322,781

Total operating expenses, as reported	$495,964
Total operating expenses, as revised	$492,068

Operating loss, as reported	$(320,482)
Operating loss, as revised	$(316,586)

Loss before income taxes, as reported	$(350,930)
Loss before income taxes, as revised	$(347,034)

Net loss, as reported	$(339,506)
Net loss, as revised	$(335,610)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are the largest global independent software company in terms of revenue solely focused on managing change and processes across information technology, or IT, environments. Our products and services address the complexity of application lifecycle management, or ALM, and are used by our customers to manage the development of, and control change in, mission critical applications within both mainframe and distributed systems environments. In addition, we provide products and services to enable customers to rapidly address IT service management, or ITSM, and business process challenges through the use of visually designed process workflows. Our products and services allow customers to orchestrate and manage their application development, IT and business processes by automating and integrating disparate ALM and ITSM products and processes, improving process visibility and consistency, enhancing software integrity, mitigating application development risks, supporting auditability and regulatory compliance, and boosting productivity. Our revenue is generated by software licenses, maintenance contracts and professional services. Our software products are typically installed within customer IT environments and generally accompanied by renewable annual maintenance contracts.

In connection with our merger with Spyglass Merger Corp., an affiliate of Silver Lake, in March 2006, we entered into a senior secured credit agreement, issued senior subordinated notes, and entered into other related transactions, which we refer to collectively as the acquisition transactions. After consummation of the acquisition transactions, we became and continue to be highly leveraged. As of January 31, 2012, we had outstanding $442.8 million in aggregate indebtedness. Our liquidity requirements are significant, primarily due to debt service requirements.

The maturity dates of our term loans and revolving credit facilities under our senior secured credit agreement were originally March 10, 2013 and March 10, 2012, respectively. In order to improve our liquidity and mitigate risks associated with our ability to refinance our indebtedness in the future, and prompted by recent improvements in the credit markets, we took various actions to extend the maturity dates of our term loans and revolving credit commitments under our senior secured credit agreement.

On March 2, 2011 we entered into an amendment to our senior secured credit agreement to extend the final maturity date for the repayment of a portion of outstanding term loans, extend the commitment termination date of the commitments for a portion of the revolving credit facility and provide for additional flexibility in the financial covenants under the senior secured credit agreement. As a result of the amendment, $191.1 million of the existing term loans were extended and will mature on March 10, 2016, and $20.0 million of the existing revolving credit commitments were extended and will terminate on March 10, 2015. As a result of the amendment, the interest rate margins increased by 200 basis points for the extended facilities. The $124.9 million of existing term loans and the $55.0 million of existing revolving credit commitments that were not extended continued to have maturity dates of March 10, 2013 and March 10, 2012, respectively. In February 2011, we paid down $7.5 million of the existing terms loans. In September 2011, we paid off and cancelled the non-extended portion of the revolving credit facility, thereby leaving an extended revolving credit facility of $20.0 million maturing on March 10, 2015. As of January 31, 2012, the outstanding balance of the extended term loans and non-extended term loans was $191.1 million and $117.4 million, respectively, and there was no outstanding balance on the extended revolving credit facility.

On April 12, 2012 we entered into an Extension Agreement and Amendment No. 1 (the “Extension Agreement and Amendment”) to our senior secured credit agreement to extend the final maturity date of our non-extended term loans due March 10, 2013. In addition, we borrowed $15.9 million of incremental term loans under the senior secured credit agreement. Because of amendments to our senior secured credit agreement effected by the Extension Agreement and Amendment, this borrowing of incremental term loans is not deemed to reduce our overall incremental borrowing limit. As a result of the Extension Agreement and Amendment, $101.5 million of the non-extended term loans due March 10, 2013 were extended through the establishment of a new series of extended term loans, and we used the proceeds of the incremental term loans to repay in full $15.9 million of non-extended term loans due March 10, 2013 that were not extended as part of the Extension Agreement and Amendment. We refer to the incremental term loans and the newly extended term loans as the “2016 Tranche B Term Loans.” The 2016 Tranche B Term Loans have an applicable margin for London Interbank Offered Rate, or LIBOR, -based loans of 4.0% (or, if we exceed a specified leverage ratio, 4.25%) (which is 200 basis points higher than the interest rate under the non-extended term loans) and a LIBOR floor of 1.0%. The 2016 Tranche B Term Loans are subject to a prepayment premium of 1.00% if repaid or refinanced on or before April 12, 2013. The other terms and conditions of the 2016 Tranche B Term Loans are the same as those for the extended term loans due March 10, 2016. After giving effect to the Extension Agreement and Amendment and the repayment of the remaining non-extended term loans due March 10, 2013, all of our outstanding term loans under the senior secured credit agreement have a final maturity date of March 10, 2016 and the aggregate principal amount of the term loans outstanding under the senior secured credit agreement did not change.

For additional information regarding the our indebtedness under the senior secured credit agreement, see “Liquidity and Capital Resources—Senior Secured Credit Agreement” below.

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

We also provide ongoing maintenance, which includes technical support, version upgrades and enhancements, for an annual fee of approximately 21% of the software license fee for our distributed systems products and approximately 17% to 18% of the software license fee for our mainframe products. We recognize maintenance revenue over the term of the maintenance contract on a straight-line basis.

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

Our total revenue was $224.0 million, $214.4 million and $219.5 million in the fiscal years ended January 31, 2010, 2011 and 2012, respectively, representing a decrease of 4% from fiscal year 2010 to 2011 and an increase of 2% from fiscal 2011 to 2012. The decrease in total revenues in the fiscal year ended January 31, 2011, when compared to the same period a year before, was primarily the result of pricing pressures on maintenance renewals as a result of the continued weak economy, foreign currency exchange rate fluctuations negatively impacting translated foreign revenues, and certain maintenance contract cancellations, and declines in our consulting business fueled in part by slower software purchasing activity. The increase in total revenues in the fiscal year ended January 31, 2012, when compared to the same period a year ago, was primarily the result of increases in software license revenues coming predominantly from our Serena Release Management and Serena Service Management new product offerings and increases in our consulting business fueled in part by higher software purchasing activity, all partially offset by pricing pressures on maintenance renewals as a result of the continued weak economy and certain maintenance contract cancellations.

In each of the fiscal years ended January 31, 2010, 2011 and 2012, 58% of our total software license revenue came from our distributed systems products and 42% came from our mainframe products.

Historically, our revenue has been generally attributable to sales in North America, Europe and to a lesser extent Asia Pacific and South America. Revenue attributable to sales in North America accounted for approximately 68%, 67% and 65% of our total revenue in the fiscal years ended January 31, 2010, 2011 and 2012, respectively. Our international revenue is attributable principally to our European operations and to a lesser extent Asia Pacific and South America. International revenue accounted for approximately 32%, 33% and 35% of our total revenue in the fiscal years ended January 31, 2010, 2011 and 2012, respectively.

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

Revenue Recognition. We recognize revenue in accordance with guidance applicable to software transactions and recognize revenue when all of the following criteria are met as set forth in the guidance: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the fee is fixed or determinable and (4) collectibility is probable.

For multiple element arrangements (e.g., license and maintenance), revenue is allocated to each component of the contract based on vendor specific objective evidence, or VSOE, of its fair value represented by the price charged when the elements are sold separately. VSOE must exist for the undelivered elements to allocate the total fee among all delivered and non-essential undelivered elements of the arrangement. Since VSOE of fair value has been established for maintenance but not for software licenses, the residual method is used to allocate revenue to the license portion of multiple-element arrangements.

Our VSOE for certain elements of an arrangement is based upon the pricing in comparable transactions when the element is sold separately. VSOE for maintenance is primarily based upon customer renewal history when the services are sold separately. VSOE for professional services is also based upon the price charged when the services are sold separately.

If the undelivered elements of the arrangement are essential to the functionality of the software product(s), revenue is deferred until the essential elements are delivered. If VSOE does not exist for one or more non-essential undelivered elements, revenue is deferred until such evidence does exist for the undelivered elements, or until all elements are delivered, whichever is earlier. If VSOE of all non-essential undelivered elements exists but VSOE does not exist for one or more delivered elements, revenue is recognized using the residual method. Under the residual method, the revenue for the undelivered elements is deferred based upon VSOE and the remaining portion of the arrangement fee is recognized as revenue for the delivered elements, assuming all other criteria for revenue recognition have been met. If we could no longer establish VSOE for non-essential undelivered elements of multiple element arrangements, revenue would be deferred until all elements are delivered or VSOE is established for the undelivered elements, whichever is earlier.

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

Stock-based Compensation. We currently use the Black-Scholes option pricing model to determine the fair value of stock options. The determination of the fair value of stock-based awards on the date of grant using an option-pricing model is affected by our estimate of fair value for our common stock as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.

Our common stock is privately held and therefore there is no public market for our common stock. To assist management in determining the estimated fair value of our common stock, we engage an external valuation specialist to perform valuations as of July 31 and January 31 of each fiscal year. We also engaged an external valuation specialist to perform a valuation to assist management in determining the estimated fair value of our common stock in connection with our tender offer completed in the third quarter of fiscal 2010. In estimating the fair value of our common stock as of January 31, 2011 and 2012, the external valuation firm employed a two-step approach that first estimated the fair value of our company as a whole, and then allocated the enterprise value to our common stock. These estimates were also used to assist management in measuring our expected stock price volatility over time.

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

Stock-based compensation expense is associated with employee stock options, restricted stock awards and restricted stock units. In the fiscal years ended January 31, 2010, 2011 and 2012, stock-based compensation expense totaled $2.9 million, $3.6 million and $1.4 million, respectively.

See Notes 1(o) and 5 of notes to our consolidated financial statements for further information regarding stock-based compensation.

Valuation of Long-Lived Assets, Including Goodwill. Assets such as property, plant and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events or changes in circumstances include, but are not limited to, a significant decrease in the fair value of the underlying business or asset, a significant decrease in the benefits realized from the acquired business or asset, difficulties or delays in integrating the business, or a significant change in the operations of the acquired business or use of an asset. Recoverability of long-lived assets other than goodwill is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Significant management judgment is required in identifying a triggering event that arises from a change in circumstances; forecasting future operating results; and estimating the proceeds from the disposition of long-lived or intangible assets. Material impairment charges could be necessary should different conditions prevail or different judgments be made. Assets to be disposed of would be separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and would be no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet.

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

We completed this test during the fourth quarters of fiscal years 2010, 2011, and 2012, respectively, and did not record an impairment loss on goodwill in any of those fiscal years.

Significant assumptions and estimates are made when determining if our goodwill has been impaired or if there are indicators of impairment. We base our estimates on assumptions that we believe to be reasonable, but actual future results may differ from those estimates as the assumptions used by us are inherently unpredictable and uncertain. These estimates include estimates of future market growth and trends, forecasted revenue and costs, expected periods of asset utilization, appropriate discount rates and other variables.

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

	Fiscal Years Ended January 31,
	2010	2011	2012
Revenue:
Software licenses	22%	24%	25%
Maintenance	68%	67%	65%
Professional services	10%	9%	10%

Total revenue	100%	100%	100%

Cost of revenue:
Software licenses	1%	1%	1%
Maintenance	6%	5%	5%
Professional services	10%	8%	10%
Amortization of acquired technology and impairment of intangibles	18%	16%	2%

Total cost of revenue	35%	30%	18%

Gross profit	65%	70%	82%

Operating expenses:
Sales and marketing	26%	26%	28%
Research and development	15%	15%	12%
General and administrative	7%	7%	7%
Amortization of intangible assets	16%	17%	17%
Restructuring, acquisition and other charges	3%	3%	1%
Goodwill adjustments	—	1%	—

Total operating expenses	67%	69%	65%

Operating (loss) income	(2)%	1%	17%

Other income (expense):
Interest income	—	—	—
Gain (loss) on early extinguishment of debt	2%	—	—
Interest expense	(15)%	(11)%	(11)%
Change in fair value of derivative instrument	2%	1%	—
Amortization and write-off of debt issuance costs	(1)%	(1)%	(1)%
Amend and extend transaction fees	—	—	(1)%

Total other income (expense)	(12)%	(11)%	(13)%

(Loss) income before income taxes	(14)%	(10)%	4%
Income tax (benefit) expense	(8)%	(6)%	—

Net (loss) income	(6)%	(4)%	4%

Comparison of Fiscal Years Ended January 31, 2010, 2011 and 2012

Revenue

Our total revenue was $224.0 million, $214.4 million and $219.5 million in fiscal years 2010, 2011 and 2012, respectively, representing a decrease of 4% from fiscal year 2010 to 2011 and an increase of 2% from fiscal year 2011 to 2012.

The following table summarizes software licenses, maintenance and professional services revenues for the periods indicated:

	Fiscal Years Ended January 31,			Fiscal Year 2011 vs. 2010 Increase (Decrease)		Fiscal Year 2012 vs. 2011 Increase (Decrease)
	2010	2011	2012	In Dollars	In %	In Dollars	In %
	(dollars in thousands)
Revenue:
Software licenses	$49,397	$51,382	$54,913	$1,985	4%	$3,531	7%
Maintenance	152,464	143,974	141,669	(8,490)	(6)%	(2,305)	(2)%
Professional services	22,153	19,030	22,959	(3,123)	(14)%	3,929	21%

Total revenue	$224,014	$214,386	$219,541	$(9,628)	(4)%	$5,155	2%

Software Licenses. Software licenses revenue was $49.4 million, $51.4 million and $54.9 million in fiscal year 2010, 2011 and 2012, respectively, representing 22%, 24% and 25% of total revenue, respectively. Software licenses revenue increased $2.0 million, or 4%, from fiscal year 2010 to 2011 and $3.5 million, or 7%, from fiscal year 2011 to 2012. The increase in fiscal year 2011, when compared to fiscal year 2010, in both absolute dollars and as a percentage of total revenue was primarily due to our hiring of additional sales representatives and additional marketing programs during the fiscal year. The increase in fiscal year 2012, when compared to fiscal year 2011, in both absolute dollars and as a percentage of total revenue was primarily the result of increases in software license revenues coming from our Serena Release Manager and Serena Service Manager new product offerings. Our core ALM products continue to make up a significant portion of our total software license revenue. Combined, our core ALM products accounted for $44.7 million, $46.0 million and $49.1 million in fiscal year 2010, 2011 and 2012, respectively, representing 91%, 90% and 89% of total software license revenue, respectively. In each of the years in the three year period ended January 31, 2012, distributed systems products accounted for 58% of total software licenses revenue. Distributed systems products were $28.5 million, $29.8 million and $31.7 million of total software licenses revenue in fiscal year 2010, 2011 and 2012, respectively. We expect that our Serena Release Manager and Serena Service Manager offerings will account for a substantial portion of software license revenue in the future along with our Dimensions, Professional and Serena Business Manager family of products. We expect software license revenue for the fiscal quarter ending April 30, 2012 to decline sequentially when compared to the fiscal quarter ending January 31, 2012 due to seasonally stronger sales in our fiscal quarter ending January 31.

Maintenance. Maintenance revenue was $152.5 million, $144.0 million and $141.7 million in fiscal year 2010, 2011 and 2012, respectively, representing 68%, 67% and 65% of total revenue, respectively. Maintenance revenue decreased $8.5 million, or 6%, from fiscal year 2010 to 2011 and $2.3 million, or 2%, from fiscal year 2011 to 2012. The decrease in fiscal year 2011, when compared to fiscal year 2010 was primarily due to pricing pressures on maintenance renewals as a result of the weak global economy, foreign currency exchange rate fluctuations negatively impacting translated foreign revenues, and certain maintenance contract cancellations. The decrease in fiscal year 2012, when compared to fiscal year 2011 was primarily due to continued pricing pressures on maintenance renewals and maintenance contract cancellations. We expect maintenance revenue to remain generally flat in the near term as maintenance contracts continue to renew at consistent rates and we continue to sell software licenses.

Professional Services. Professional services revenue was $22.2 million, $19.0 million and $23.0 million in fiscal year 2010, 2011 and 2012, respectively, representing 10%, 9% and 10% of total revenue, respectively. Professional services revenue decreased $3.2 million, or 14%, from fiscal year 2010 to 2011 and increased $4.0 million, or 21%, from fiscal year 2011 to fiscal year 2012. The decrease in fiscal year 2011, when compared to fiscal year 2010, in both absolute dollars and as a percentage of total revenue was primarily due to a decline in the number of consulting engagements primarily as a result of the continuing general weakening of the worldwide economy. The increase in fiscal year 2012, when compared to fiscal year 2011, in both absolute dollars and as a percentage of total revenue was primarily due to an increase in the number of consulting engagements primarily as a result of higher software license revenue and our focus on solution-oriented sales, and an expanded professional services organization. In general, professional services revenue is attributable to consulting opportunities in our installed customer base and expanding our consulting service capabilities. We expect professional services revenue to remain generally flat or slightly increase in the near term as we maintain our focus on selling solution-oriented offerings based on our ALM products and Serena Business Manager and Serena Service Manager family of products.

Cost of Revenue

Cost of revenue, consisting of cost of software licenses, cost of maintenance, cost of professional services and amortization of acquired technology and impairment of intangibles was $78.4 million, $64.8 million and $39.4 million in fiscal year 2010, 2011 and 2012, respectively, representing 35%, 30% and 18% of total revenue, respectively. Cost of revenue decreased $13.6 million, or 17%, from fiscal year 2010 to fiscal year 2011 and $25.4 million, or 39%, from fiscal year 2011 to fiscal year 2012. Cost of revenue decreased from fiscal year 2010 to fiscal year 2011 primarily due to the absence in 2011 of the impairment charge taken in fiscal year 2010 on capitalized software costs related to our on-demand application services totaling $6.8 million and a decrease in cost of professional services resulting from a decline in professional services revenue. Cost of revenue decreased from fiscal year 2011 to fiscal year 2012 primarily due to certain acquired technology assets from the merger in 2006 being fully amortized in the first quarter of fiscal 2012, offset in part by an increase in cost of professional services resulting from an increase in professional services revenue.

The following table summarizes cost of revenue for the periods indicated:

	Fiscal Years Ended January 31,			Fiscal Year 2011 vs. 2010 Increase (Decrease)		Fiscal Year 2012 vs. 2011 Increase (Decrease)
	2010	2011	2012	In Dollars	In %	In Dollars	In %
	(dollars in thousands)
Cost of revenue:
Software licenses	$3,253	$1,380	$2,632	$(1,873)	(58)%	$1,252	91%
Maintenance	12,585	11,545	11,452	(1,040)	(8)%	(93)	(1)%
Professional services	21,164	18,151	21,643	(3,013)	(14)%	3,492	19%
Amortization of acquired technology and impairment of intangibles	41,415	33,695	3,672	(7,720)	(19)%	(30,023)	(89)%

Total cost of revenue	$78,417	$64,771	$39,399	$(13,646)	(17)%	$(25,372)	(39)%

Percentage of total revenue	35%	30%	18%

Software Licenses. Cost of software licenses consists principally of fees associated with integrating third party technology into our Serena Release Automation, PVCS and Dimensions distributed systems products and, to a lesser extent, salaries, bonuses and other costs associated with our product release organization. In fiscal 2010 only, cost of software licenses also included amortization of capitalized software costs associated with our on-demand application services. Beginning in fiscal 2011, we ceased amortizing capitalized software costs because the capitalized software costs were fully impaired in the fourth quarter of fiscal 2010. Cost of software licenses was $3.3 million, $1.4 million and $2.6 million in fiscal year 2010, 2011 and 2012, respectively, representing 7%, 3% and 5% of total software licenses revenue, respectively. Cost of software licenses decreased $1.9 million, or 58%, from fiscal year 2010 to fiscal year 2011 and increased $1.2 million, or 91%, from fiscal year 2011 to fiscal year 2012. The decrease in both absolute dollars and as a percentage of total software licenses revenue in fiscal year 2011, when compared to fiscal year 2010, was primarily due to the absence of amortization of certain capitalized software costs associated with our on-demand application services in fiscal 2011. The increase in both absolute dollars and as a percentage of total software licenses revenue in fiscal year 2012, when compared to fiscal year 2011, was primarily due to increases in certain distributed systems products sales that have fees associated with distributing third party product and integrating third party technology into our products.

Maintenance. Cost of maintenance consists primarily of salaries, bonuses and other costs associated with our customer support organizations. Cost of maintenance was $12.6 million, $11.5 million and $11.4 million in fiscal year 2010, 2011 and 2012, respectively, representing 8% of total maintenance revenue in each of the three fiscal periods. Cost of maintenance decreased $1.1 million, or 8%, from fiscal year 2010 to 2011 and $0.1 million, or 1%, from fiscal year 2011 to 2012. The decrease in absolute dollars in fiscal year 2011, when compared to fiscal year 2010, was primarily attributable to decreases in expenses associated with our customer support organization resulting from restructuring and other cost cutting initiatives. The decrease in absolute dollars in fiscal year 2012, when compared to fiscal year 2011, was primarily attributable to decreases in expenses associated with our customer support organization resulting from prior restructuring and other cost cutting initiatives, offset in part by general cost increases associated with our customer support organization.

Professional Services. Cost of professional services consists of salaries, bonuses and other costs associated with supporting our professional services organization. Cost of professional services was $21.2 million, $18.2 million and $21.6 million in fiscal year 2010, 2011 and 2012, respectively, representing 95%, 95% and 94% of total professional services revenue, respectively. Cost of professional services decreased $3.0 million, or 14%, from fiscal year 2010 to 2011 and increased $3.4 million, or 19%, from fiscal year 2011 to fiscal year 2012. The absolute dollar decrease in fiscal year 2011, when compared to fiscal year 2010, was predominantly due to decreases in expenses as a result of lower professional services revenue and, to a lesser extent, restructuring and other cost cutting initiatives, all partially offset by increases in stock-based compensation expenses. The absolute dollar increase in fiscal year 2012, when compared to fiscal year 2011, was predominantly due to increases in headcount to support higher professional services revenue.

Amortization of Acquired Technology and Impairment of Intangibles. In connection with our merger in March 2006, and to a lesser extent, small technology acquisitions in March 2006, October 2006 and September 2008, we recorded $178.7 million in acquired technology, offset by amortization totaling $178.7 million as of January 31, 2012. Amortization of acquired technology was $41.4 million, $33.7 million and $3.7 million in fiscal year 2010, fiscal year 2011 and fiscal year 2012, respectively. Amortization of acquired technology in fiscal year 2010 also included an impairment charge totaling $6.8 million on certain capitalized software intangibles related to our on-demand application services. The acquired technology associated with our merger in March 2006 became fully amortized in the first quarter of fiscal 2012. Amortization expense was predominantly due to the acquired technology recorded in connection with the merger.

Operating Expenses

The following table summarizes operating expenses for the periods indicated:

	Fiscal Years Ended January 31,			Fiscal Year 2011 vs. 2010 Increase (Decrease)		Fiscal Year 2012 vs. 2011 Increase (Decrease)
	2010	2011	2012	In Dollars	In %	In Dollars	In %
	(dollars in thousands)
Operating expenses:
Sales & marketing	$57,488	$55,602	$61,247	$(1,886)	(3)%	$5,645	10%
Research & development	32,737	31,584	26,925	(1,153)	(4)%	(4,659)	(15)%
General & administrative	16,600	15,939	14,033	(661)	(4)%	(1,906)	(12)%
Amortization of intangible assets	36,813	36,813	36,796	—	—	(17)	—
Restructuring, acquisition and other charges	7,796	5,332	2,974	(2,464)	(32)%	(2,358)	(44)%
Goodwill adjustments	—	1,433	—	1,433	—	(1,433)	(100)%

Total operating expenses	$151,434	$146,703	$141,975	$(4,731)	(3)%	$(4,728)	(3)%

Percentage of total revenue	67%	69%	65%

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses, payroll taxes and employee benefits as well as travel, entertainment and marketing expenses. Sales and marketing expenses were $57.5 million, $55.6 million and $61.2 million in fiscal year 2010, 2011 and 2012, respectively, representing 26%, 26% and 28% of total revenue, respectively. Sales and marketing expenses decreased $1.9 million, or 3%, from fiscal year 2010 to 2011 and increased $5.6 million, or 10%, from fiscal year 2011 to 2012. In absolute dollars, the decrease in fiscal year 2011, when compared to fiscal year 2010, was the result of restructuring and other cost cutting initiatives put in place in the second half of fiscal 2010, partially offset by higher direct costs, such as travel expenses and sales commissions, associated with higher software licenses revenue. In both absolute dollars and as a percentage of total revenue, the increase in fiscal year 2012, when compared to fiscal year 2011, was primarily the result of growing our sales and marketing organizations to support future software licenses sales and marketing programs, and higher direct costs, such as sales commissions and cash incentive compensation, associated with higher software licenses revenue. In absolute dollar terms, we expect sales and marketing expenses to increase in the near term.

Research and Development. Research and development expenses consist primarily of salaries, bonuses, payroll taxes and employee benefits and costs attributable to research and development activities. Research and development expenses were $32.7 million, $31.6 million and $26.9 million in fiscal year 2010, 2011 and 2012, respectively, representing 15%, 15% and 12% of total revenue, respectively. Research and development expenses decreased $1.1 million, or 4%, from fiscal year 2010 to 2011 and $4.7 million, or 15%, from fiscal year 2011 to 2012. In absolute dollars, the decrease in fiscal year 2011, when compared to fiscal year 2010, was primarily attributable to restructuring and other cost cutting initiatives put in place in the second half of fiscal year 2010 and first quarter of fiscal 2011. In both absolute dollars and as a percentage of total revenue, the decrease in fiscal year 2012, when compared to fiscal year 2011, was primarily attributable to restructuring and other cost cutting initiatives, including moving some of our research and development activities to lower cost offshore locations, put in place in fiscal 2011 and the first quarter of fiscal 2012, and a decrease in stock-based compensation expense totaling $0.9 million. In absolute dollar terms, we expect research and development expenses to remain generally flat or slightly increase in the near term.

General and Administrative. General and administrative expenses consist primarily of salaries, bonuses, payroll taxes and benefits and certain non-allocable administrative costs, including legal and accounting fees and bad debts. General and administrative expenses were $16.6 million, $15.9 million and $14.0 million in fiscal year 2010, 2011 and 2012, respectively, representing 7% of total revenues in each of the fiscal years ending in 2010, 2011 and 2012. General and administrative expenses decreased $0.7 million, or 4%, from fiscal year 2010 to 2011 and $1.9 million, or 12%, from fiscal year 2011 to 2012. In absolute dollars, the decrease in general and administrative expenses in fiscal year 2011, when compared to fiscal year 2010, was primarily attributable to restructuring and other cost cutting initiatives put in place in the second half of fiscal year 2010 and first quarter of fiscal 2011 and a decrease in bad debt expenses, all partially offset by an increase in stock-based compensation expense and fluctuations in foreign currency exchange rates. In absolute dollars, the decrease in general and administrative expenses in fiscal year 2012, when compared to fiscal year 2011, was primarily attributable to restructuring and other cost cutting initiatives put in place in fiscal 2011 and the first quarter of fiscal 2012, and a decrease in stock-based compensation expense totaling $1.3 million. We expect general and administrative expenses to remain generally flat or slightly increase in the near term.

Amortization of Intangible Assets. In connection with our merger in March 2006, and to a lesser extent a small technology acquisition in October 2006, we have recorded $299.9 million in identifiable intangible assets, reduced by amortization totaling $222.6 million as of January 31, 2012. For each of the fiscal years ended January 31, 2010, 2011 and 2012, amortization expense was predominantly due to the identifiable intangible assets recorded in connection with the merger. Assuming there are no impairments and no acquisitions, we expect to record $9.2 million in amortization expense in the next fiscal quarter, $9.1 million in amortization expense in each of the seven fiscal quarters following thereafter and finally, $3.9 million in amortization expense in the first quarter of fiscal 2015.

Restructuring, Acquisition and Other Charges. In connection with our restructuring plans put in place in April 2009, September 2009, December 2009, January 2010, March 2010 and February 2011, and to a lesser extent, severance and other employee related costs, sponsor fees and other charges which are not part of ongoing operations, we recorded $7.8 million, $5.3 million and $3.0 million in restructuring, acquisition and other charges in the fiscal years ended January 31, 2010, 2011 and 2012, respectively. Restructuring, acquisition and other charges for the fiscal years ended January 31, 2010, 2011 and 2012 are categorized as follows (in thousands):

	Fiscal Years Ended January 31,
	2010	2011	2012
Sponsor fees, administration fees and other costs related to the Merger and the issuance of debt	$1,226	$1,238	$1,240
Restructuring charges consisting principally of severance, payroll taxes and other employee benefits, facilities closures and legal and other miscellaneous costs (1)	5,579	2,272	163
Other redundancy costs not related to our restructuring plans including severance and other employee related costs, costs to establish or liquidate entities, and other miscellaneous costs not part of ongoing operations	991	1,822	1,571

Total restructuring, acquisition and other charges	$7,796	$5,332	$2,974

(1)	See Note 4(b) of notes to our consolidated financial statements for additional information related to our restructuring plans.

Goodwill Adjustments. In the second quarter of fiscal 2011, we corrected certain immaterial errors related to acquisition purchase accounting allocations and tax reserves that resulted in recording adjustments to goodwill totaling $1.4 million.

Other Income (Expense)

The following table summarizes total other income (expense) for the periods indicated:

	Fiscal Years Ended January 31,			Fiscal Year 2011 vs. 2010 Increase (Decrease)		Fiscal Year 2012 vs. 2011 Increase (Decrease)
	2010	2011	2012	In Dollars	In %	In Dollars	In %
	(dollars in thousands)
Other income (expense):
Interest income	$437	$212	$168	$(225)	(51)%	$(44)	(21)%
Gain (loss) on early extinguishment of debt	4,602	(243)	—	(4,845)	(105)%	243	(100)%
Interest expense	(33,048)	(24,633)	(25,625)	8,415	(25)%	(992)	4%
Change in fair value of derivative instrument	4,277	1,616	—	(2,661)	(62)%	(1,616)	(100)%
Amortization and write-off of debt issuance cost	(2,158)	(1,857)	(1,361)	301	(14)%	496	(27)%
Amend and extend transaction fees	—	—	(1,487)	—	—	(1,487)	—

Total other income (expense)	$(25,890)	$(24,905)	$(28,305)	$985	(4)%	$(3,400)	14%

Percentage of total revenue	(12)%	(11)%	(13)%

Interest Income. Interest income was $0.4 million, $0.2 million and $0.2 million in fiscal year 2010, 2011 and 2012, respectively, representing decreases of $0.2 million, or 51%, in fiscal year 2011, when compared to fiscal year 2010, and $44 thousand, or 21%, in fiscal year 2012, when compared to fiscal year 2011. The decreases in fiscal year 2011, when compared to fiscal year 2010, and in fiscal year 2012, when compared to fiscal year 2011, were principally due to decreases in balances in interest bearing accounts, such as cash and cash equivalents, resulting from servicing and paying down principal on our debt and, to a lesser extent, lower yields, all partially offset by increases in cash balances resulting from the accumulation of free cash flows from operations.

Gain (Loss) On Early Extinguishment of Debt. In the fiscal year ended January 31, 2010, we recorded a gain on the early extinguishment of debt totaling $4.6 million. In the fiscal year ended January 31, 2011, we recorded a loss on the early extinguishment of debt totaling $0.2 million. All early extinguishments of debt for all periods followed authorization of our Board of Directors to repurchase our senior subordinated notes. See Note 8 of notes to our consolidated financial statements for additional information related to our debt.

Interest Expense. We recorded interest expense totaling $33.0 million, $24.6 million and $25.6 million in the fiscal years ended January 31, 2010, 2011 and 2012, respectively, in connection with the merger in the first fiscal quarter of 2007 and our borrowings of $400.0 million in a senior secured credit facility and an additional $200.0 million in senior subordinated notes, and an additional $65.0 million in borrowings under the revolving credit facility obtained late in the third quarter of fiscal year 2009, all partially offset by principal payments on the senior secured term credit facility of $2.0 million, $2.0 million and $7.5 million, respectively, principal payments on the senior subordinated notes of $24.4 million, $8.7 million and $0.0 million, respectively, and principal payments on the revolving credit facility of $0.0 million, $30.0 million and $35.0 million, respectively. Assuming we do not pay down any principal on the 2016 Tranche B Term Loans, we expect to incur incremental interest expense of approximately $0.7 million per quarter as a result of the higher interest rate under the 2016 Tranche B Term Loans that were used to refinance the non-extended terms loans due March 10, 2013. See “Liquidity and Capital Resources—Senior Secured Credit Agreement” below and Note 8 of notes to our consolidated financial statements for additional information related to our debt.

Change in Fair Value of Derivative Instrument. We used an interest rate swap as part of our interest rate risk management strategy and to comply with certain requirements of our senior secured credit agreement. In the second fiscal quarter ended July 31, 2006, we entered into an interest rate swap transaction to effectively convert the variable interest rate on a portion of the $400.0 million senior secured term loan to a fixed rate. The swap, which expired on April 10, 2010, was recorded on the balance sheet at fair value. The swap was not designated as an accounting hedge, and accordingly, changes in the fair value of the derivative were recognized in the statement of operations. The notional amount of the swap was $250.0 million initially declining over time to $126.0 million at the time the swap transaction expired on April 10, 2010. Under the terms of the swap, we made interest payments based on a fixed rate equal to 5.38% and received interest payments based on the LIBOR setting rate, set in arrears. In fiscal year 2010 and 2011, we recorded $4.3 million and $1.6 million, respectively, in income related to the changes in the fair value of the derivative. We did not enter into a similar interest rate swap during fiscal year 2011 and do not expect to enter into a similar interest rate swap in the future.

Amortization and Write-Off of Debt Issuance Costs. In connection with the merger in March 2006 and the amend and extend transaction in March 2011, we capitalized $16.1 million and $0.5 million in debt issuance costs, respectively, reduced by accumulated amortization totaling $12.0 million as of January 31, 2012. In fiscal year 2010, 2011 and 2012, we recorded amortization and write-off of debt issuance costs totaling $2.2 million, $1.9 million and $1.4 million, respectively. The write-offs of unamortized debt issuance costs in fiscal year 2010 and 2011 associated with the early extinguishment of the senior subordinated notes totaled $0.4 million and $0.1 million, respectively. The write-offs were recorded as an addition to amortization of debt issuance costs. See Note 8 of notes to our consolidated financial statements for additional information related to our debt.

Amend and Extend Transaction Fees. In connection with the amended and restated senior secured credit agreement entered into in March 2011, we incurred $1.5 million of fees which were immediately expensed in the quarter ended April 30, 2011. In connection with the Extension Agreement and Amendment entered into in April 2012, we incurred $3.8 million of fees in our first fiscal quarter ending April 30, 2012. For additional information regarding the amended and restated senior secured credit agreement, see “Liquidity and Capital Resources—Senior Secured Credit Agreement” below and Note 8 of notes to our consolidated financial statements “Senior Secured Credit Agreement.”

Income Tax (Benefit) Expense

The following table summarizes total income tax benefit for the periods indicated:

	Fiscal Years Ended January 31,			Fiscal Year 2011 vs. 2010 Increase (Decrease)		Fiscal Year 2012 vs. 2011 Increase (Decrease)
	2010	2011	2012	In Dollars	In %	In Dollars	In %
	(dollars in thousands)
Income tax (benefit) expense:
Total income tax (benefit) expense	$(18,705)	$(12,437)	$918	$6,268	(34)%	$13,355	(107)%

Percentage of total revenue	(8)%	(6)%	—

Income Taxes. Income tax benefits of $18.7 million and $12.4 million were recorded in fiscal year 2010 and 2011, respectively, representing effective income tax benefit rates of 59% and 57%, respectively. An income tax expense of $0.9 million was recorded in fiscal year 2012 representing an effective income tax rate of 9%. The effective income tax benefit rate decreased to 57% in fiscal year 2011 from 59% in fiscal year 2010 primarily due to the goodwill impairment charge in fiscal 2011 (2%) as well as the impact of permanently reinvested foreign earnings (10%) offset by benefits including U.S. research and experimentation tax credits (1%), state taxes (1%), the reversal of a reserve for uncertain tax positions (3%), the domestic manufacturing deduction (3%) and other individual immaterial items (2%). The effective income tax rate decreased to 9% in fiscal year 2012 from a benefit of 57% in fiscal year 2011 primarily due to benefits including the impact of permanently reinvested foreign earnings (11%), U.S. research and experimentation tax credits (6%), state taxes (9%), the change in reserve for uncertain tax positions (9%), and the domestic manufacturing deduction (18%) offset by an increase in the valuation allowance due to changes in California income tax law (3%) as well as other individual immaterial items (3%). During periods where we experience losses, the benefits described above will generally increase the effective income tax rate above the statutory rate, whereas, they will reduce the effective income tax rate below the statutory rate during periods where we have income. See Note 6 of notes to our consolidated financial statements for further information regarding income taxes and its impact on our results of operations and financial position.

Liquidity and Capital Resources

Cash and, Cash Equivalents. Since our inception, we have financed our operations and met our capital expenditure requirements through cash flows from operations. As of January 31, 2012, we had $109.7 million in cash and cash equivalents. Approximately 18% of our cash and cash equivalents were held by foreign subsidiaries as of January 31, 2012. Our intent is to permanently reinvest our earnings from certain foreign operations. We do not anticipate a need to repatriate dividends from foreign operations that are permanently reinvested in order to fund operations.

Net Cash Provided by Operating Activities. Cash flows provided by operating activities were $38.8 million, $46.0 million and $32.2 million in fiscal year 2010, 2011 and 2012, respectively. In fiscal year 2010, our cash flows provided by operating activities exceeded net loss principally due to the inclusion of non-cash expenses in net loss, a decrease in trade accounts receivable and an increase in accrued expenses, all partially offset by interest payments on the term credit facility and senior subordinated notes totaling $33.5 million, income tax payments net of refunds totaling $11.3 million and cash collections in advance of revenue recognition for maintenance contracts. In fiscal year 2011, our cash flows provided by operating activities exceeded net loss principally due to the inclusion of non-cash expenses in net loss and a decrease in trade accounts receivable, all partially offset by interest payments on the term credit facility and senior subordinated notes totaling $25.2 million and income tax payments net of refunds totaling $11.0 million. In fiscal year 2012, our cash flows provided by operating activities exceeded net income principally due to the inclusion of non-cash expenses in net income, partially offset by interest payments made on the term credit facility and senior subordinated notes totaling $25.0 million, corporate income tax payments net of refunds totaling $18.3 million, decreases in accrued expenses and other liabilities, increases in prepaid expenses and other assets, cash collections in advance of revenue recognition for maintenance contracts, an increase in accounts receivable, and a decrease in accounts payable. Non-cash expenses and income included in the net loss and net income consisted of amortization of intangible assets, amortization of deferred stock-based compensation, net deferred income taxes and depreciation expense for all periods, gains and losses on the early extinguishment of debt and fair market value adjustments on the interest rate swap in fiscal years 2010 and 2011 only, goodwill impairment in fiscal year 2011 only, and impairment of other intangibles in fiscal year 2010 only.

Net Cash Used in Investing Activities. Net cash used in investing activities was $4.7 million, $2.8 million and $3.8 million in fiscal year 2010, 2011 and 2012, respectively. In fiscal year 2010, cash used in investing activities related principally to capitalized software totaling $3.6 million, the purchase of computer equipment and office furniture and equipment totaling $0.8 million and acquisition related costs paid totaling $0.4 million related to our acquisition of Projity, Incorporated. In fiscal year 2011 and 2012, cash used in investing activities related principally to the purchase of computer equipment and office furniture and equipment totaling $2.4 million and $3.5 million, respectively, and capitalized software totaling $0.4 million and $0.3 million, respectively.

Net Cash Used In Financing Activities. Net cash used in financing activities was $22.7 million, $41.3 million and $44.5 million in fiscal year 2010, 2011 and 2012, respectively. In fiscal year 2010, net cash used in financing activities principally related to the repurchase of our senior subordinated notes totaling $19.8 million, the payment of principal on the senior secured term loan totaling $2.0 million, and to a lesser extent, the repurchase of option rights under our employee stock option plan totaling $0.7 million and the repurchase of common stock under stock repurchase plans totaling $0.2 million. In fiscal year 2011, net cash used in financing activities principally related to the payment of principal on our revolving term credit facility totaling $30.0 million, the repurchase of our senior subordinated notes totaling $8.9 million, the payment of principal on the senior secured term loan totaling $2.0 million, and to a lesser extent, the repurchase of common stock totaling $0.3 million. In fiscal year 2012, net cash used in financing activities principally related to principal payments made on the non-extended 2012 revolving credit facility, extended 2015 revolving credit facility and non-extended 2012 term loan totaling $25.7 million, $9.3 million and $7.5 million, respectively, and debt issue costs paid associated with the amend and extend transaction totaling $2.0 million.

Contractual Obligations and Commitments

After consummation of the acquisition transactions, we became and continue to be highly leveraged. As of January 31, 2012, we had outstanding $442.8 million in aggregate indebtedness. Our liquidity requirements are significant, primarily due to debt service requirements. Our cash interest paid for the fiscal year ended January 31, 2012 was $25.0 million.

The following is a summary of our various contractual commitments as of January 31, 2012, after giving effect to the March 16, 2012 new headquarters facilities office lease and the April 12, 2012 Extension Agreement and Amendment (as described in Note 8 “Debt” of notes to our consolidated financial statements), including non-cancelable operating lease agreements for office space that expire between calendar years 2012 and 2018. All periods start from February 1, 2012.

	Payments Due by Period (2)
	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
	(in thousands)
Operating lease obligations	$13,662	$2,024	$4,851	$3,307	$3,480
Credit Facility:
2016 extended term loans due March 10, 2016	191,101	—	—	191,101	—
2016 Tranche B Term Loans due March 10, 2016	117,399	—	—	117,399	—
Senior subordinated notes due March 15, 2016	134,265	—	—	134,265	—
Scheduled interest on debt (1)	117,182	28,426	56,852	31,904	—

	$573,609	$30,450	$61,703	$477,976	$3,480

(1)	Scheduled interest on debt is calculated through the instruments due date and assumes no principal paydowns or borrowings. Scheduled interest on debt includes the 2016 extended term loans due March 10, 2016 at an annual rate of 4.47455%, which is the rate in effect as of April 30, 2012, the 2016 Tranche B Term Loans due March 10, 2016 at an annual rate of 5.00000%, which is the rate in effect as of April 30, 2012, the commitment fee on the unutilized amount of the 2015 extended revolving term credit facility due March 10, 2015 at the annual rate of 0.375%, which is the rate in effect as of April 30, 2012, and the ten year senior subordinated notes due March 15, 2016 at the stated annual rate of 10.375%.
(2)	This table excludes our unrecognized tax benefits totaling $4.6 million as of January 31, 2012 since we have determined that the timing of payments with respect to these liabilities cannot be reasonably estimated.

Acquisitions. The aggregate amount of cash paid relating to acquisitions during the fiscal year ended January 31, 2010 was $0.4 million in connection with our acquisition of Projity, Incorporated in September 2008. There were no cash payments relating to acquisitions during the fiscal years ended January 31, 2011 and 2012.

Off-Balance Sheet Arrangements. As part of our ongoing operations, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of January 31, 2012, we are not involved in any unconsolidated SPE transactions.

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

Amended and Restated Senior Secured Credit Agreement. On March 2, 2011 we entered into an amendment to our senior secured credit agreement to extend the final maturity date for the repayment of a portion of outstanding term loans, extend the commitment termination date of the commitments for a portion of the revolving credit facility and provide for additional flexibility in the financial covenants under the senior secured credit agreement. As a result of the amendment, $191.1 million of the existing term loans were extended and will mature on March 10, 2016 (the “extended term loans”), and $20.0 million of the existing revolving credit commitments were extended and will terminate on March 10, 2015 (the “extended revolving credit commitments”). The $124.9 million of the existing term loans that were not extended (the “non-extended term loans”), and the $55.0 million of the existing revolving credit commitments that were not extended (the “non-extended revolving credit commitments”) were to continue to mature on March 10, 2013 and March 10, 2012, respectively. We refer to the extended term loans and extended revolving credit commitments collectively as the “extended facilities,” and the non-extended term loans and non-extended credit commitments collectively as the “non-extended facilities.” As a result of the amendment, the interest rate margins were increased by 200 basis points for the extended facilities. In addition, the maximum total leverage ratio will step up to 5.50x through the test periods ending on July 31, 2012 and will step down to 5.00x thereafter for both the extended facilities and non-extended facilities. After giving effect to the amendment, the aggregate principal amount outstanding under the senior secured credit agreement did not change. In connection with the amendment, Lehman Commercial Paper Inc. resigned as administrative agent, collateral agent, swingline lender and letter of credit issuer under the senior secured credit agreement and was replaced by Barclays Bank PLC.

On April 12, 2012 we entered into an Extension Agreement and Amendment No. 1 (the “Extension Agreement and Amendment”) to our senior secured credit agreement to extend the final maturity date of our non-extended term loans due March 10, 2013. In addition, we borrowed $15.9 million of incremental term loans under the senior secured credit agreement and entered into a joinder agreement with the incremental term loan lenders. As a result of the Extension Agreement and Amendment, $101.5 million of the non-extended term loans due March 10, 2013 were extended through the establishment of a new series of extended term loans. We used the proceeds of the incremental term loans to repay in full $15.9 million of non-extended term loans due March 10, 2013 that were not extended as part of the Extension Agreement and Amendment. The incremental term loans and the newly extended term loans have identical terms and will be deemed for all purposes under the senior secured credit agreement to be the same class of loans (collectively, the “2016 Tranche B Term Loans”). The 2016 Tranche B Term Loans have an applicable margin for London Interbank Offered Rate, or LIBOR, -based loans of 4.0% (or, if we exceed a specified leverage ratio, 4.25%), have a LIBOR floor of 1.0% and are subject to a prepayment premium of 1.0% if repaid or refinanced on or prior to April 12, 2013. The other terms and conditions of the 2016 Tranche B Term Loans are the same as those for the existing term loans due March 10, 2016. After giving effect to the Extension Agreement and Amendment and the repayment of the remaining non-extended term loans due March 10, 2013, all outstanding term loans under the senior secured credit agreement have a final maturity date of March 10, 2016, the principal amount of all term loans will continue to amortize at a rate of 1.00% per year on a quarterly basis and the aggregate principal amount of the term loans outstanding under the senior secured credit agreement did not change. We paid each lender holding 2016 Tranche B Term Loans an original issuer discount equal to 1.5% of the principal amount of 2016 Tranche B Term Loans held by such lender.

The Extension Agreement and Amendment amended the senior secured credit agreement to provide us the ability to refinance outstanding loans with incremental loans borrowed under the senior secured credit agreement without reducing the overall incremental borrowing capacity of $150 million. The Extension Agreement and Amendment also amended the senior secured credit agreement to provide “most favorable nations” pricing protection to the lenders of the original extended term loans and to the lenders of the 2016 Tranche B Term Loans if we enter into other new term loans under the senior secured credit agreement having an effective yield greater than .25% per annum over the effective yield of the 2016 Tranche B Term Loans or the original extended term loans.

Interest Rates and Fees. As of January 31, 2012, the aggregate principal amount outstanding under the secured credit agreement was $308.5 million, which consisted of $191.1 million of the extended term loans due March 10, 2016 and $117.4 million of non-extended term loans due March 10, 2013. The extended term loans bear interest at a rate equal to three-month LIBOR plus 4.00%. That rate was 4.47455% as of April 30, 2012. The 2016 Tranche B Term Loans, which we used to refinance the non-extended term loans due March 10, 2013, bear interest at a rate equal to three-month LIBOR plus 4.00% with a 1.00% LIBOR floor. That rate was 5.00000% as of April 30, 2012. The 2015 extended revolving term credit facility, of which $0.0 million was outstanding as of January 31, 2012, bears interest at a rate equal to three-month LIBOR plus 3.75%. That rate was 4.47455% as of April 30, 2012. In general, and after giving effect to the Extension Agreement and Amendment and the repayment in full of the non-extended term loans due March 10, 2013, the loans under the senior secured credit agreement bear interest, at the option of the borrower, at the following rates:

Extended Term Loans due March 10, 2016:

•	a rate equal to the LIBOR, plus an applicable margin of 4.00% (or, if we exceed a specified leverage ratio, 4.25%) or

•

the alternate base rate, which is the higher of (1) the corporate base rate of interest announced by the administrative agent and (2) the Federal Funds rate plus 0.50%, plus, in each case, an applicable margin of 3.00% (or, if we exceed a specified leverage ratio, 3.25%).

2016 Tranche B Term Loans due March 10, 2016 and 2015 Extended Revolving Term Credit Facility:

•

a rate equal to the London Interbank Offered Rate, or LIBOR, plus an applicable margin of (1) 4.00% (or, if we exceed a specified leverage ratio, 4.25%) (subject to a LIBOR floor of 1.00%) with respect to the 2016 Tranche B Term Loan and (2) 3.75% with respect to the revolving credit facility (or, if we exceed certain specified leverage ratios, 4.00%, 4.25% or 4.50%, depending on the actual ratio) or

•

the alternate base rate, which is the higher of (1) the corporate base rate of interest announced by the administrative agent and (2) the Federal Funds rate plus 0.50%, plus, in each case, an applicable margin of (a) 3.00% (subject to an alternative base rate floor of 2.00%) with respect to the 2016 Tranche B Term Loan and (b) 2.75% with respect to the revolving credit facility (or, if we exceed certain specified leverage ratios, 3.00%, 3.25% or 3.50%, depending on the actual ratio).

Before our amendment of our senior secured credit agreement in March 2011, the revolving credit facility had an annual commitment fee on the undrawn portion of that facility commencing on the date of execution and delivery of the senior secured credit agreement. As a result of our borrowing $65.0 million under the revolving credit facility in the fiscal quarter ended October 31, 2008 and Lehman Commercial Paper, Inc., or LCPI, becoming a defaulting lender due to its failure to fund its portion of the loan commitment, the then annual commitment fee of 0.50% was not payable pursuant to the terms of the senior secured credit agreement until April 2010, when we repaid $30 million under the revolving credit facility. In connection with the amendment of our senior secured credit agreement in March 2011, Barclays Bank PLC assumed LCPI’s revolving credit commitment of $10.0 million, which revived the applicable revolving credit commitment and resulted in total non-extended and extended revolving credit commitments of $75.0 million.

During the quarter ended October 31, 2011, we cancelled the non-extended 2012 revolving credit commitment totaling $55.0 million under the senior secured credit agreement. As a result of the cancellation, our annual commitment fee is limited to the extended 2015 revolving credit commitment totaling $20.0 million under the senior secured credit agreement. Effective February 1, 2011, the annual commitment fee was 0.375% per annum.

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

Prepayments. At our option, (1) amounts outstanding under the term loan may be voluntarily prepaid and (2) the unutilized portion of the commitments under the revolving credit facility may be permanently reduced and the loans under such facility may be voluntarily repaid, in each case subject to requirements as to minimum amounts and multiples, at any time in whole or in part without premium or penalty, except that (i) any prepayment of LIBOR rate advances other than at the end of the applicable interest periods will be made with reimbursement for any funding losses or redeployment costs of the lenders resulting from the prepayment and (ii) our 2016 Tranche B Term Loans are subject to a prepayment premium of 1.0% if prepaid on or before April 12, 2013, and our existing term loans due March 10, 2016 are subject to a prepayment premium of 2.0% if prepaid on or before March 2, 2012 and a prepayment premium of 1.0% if prepaid on or before March 2, 2013 but after March 2, 2012. Loans under the term loan and under any incremental term loan facility are subject to mandatory prepayment with (a) 50% of annual excess cash flow with certain step downs to be based on the most recent total leverage ratio and agreed upon by the issuer and the lenders, (b) 100% of net cash proceeds of asset sales and other asset dispositions by the borrower or any of its restricted subsidiaries, subject to various reinvestment rights of the company and other exceptions, and (c) 100% of the net cash proceeds of the issuance or incurrence of debt by the company or any of its restricted subsidiaries, subject to various baskets and exceptions.

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

Senior Subordinated Notes

As of January 31, 2012, we have outstanding $134.3 million principal amount of senior subordinated notes, bearing interest at a rate of 10.375%, payable semi-annually on March 15 and September 15, and maturing on March 15, 2016. Each of our domestic subsidiaries that guarantees the obligations under our senior secured credit agreement will jointly, severally and unconditionally guarantee the notes on an unsecured senior subordinated basis. As of the date of this report, we do not have any domestic subsidiaries and, accordingly, there are no guarantors on such date. The notes are our unsecured, senior subordinated obligations, and the guarantees, if any, will be unsecured, senior subordinated obligations of the guarantors. The notes are subject to redemption at our option under terms and conditions specified in the indenture related to the notes, and may be redeemed at the option of the holders at 101% of their face amount, plus accrued and unpaid interest, upon certain change of control events.

In the fiscal year ended January 31, 2010, we repurchased, in six separate privately negotiated transactions, an aggregate of $24.4 million of principal amount of our original outstanding $200.0 million senior subordinated notes. In the fiscal year ended January 31, 2011, we repurchased, in two separate privately negotiated transactions, an aggregate of $8.7 million of principal amount of our original outstanding $200.0 million senior subordinated notes. These repurchases resulted in a gain of $4.6 million from the extinguishment of debt in the fiscal year ended January 31, 2010 and a loss of $0.2 million from the extinguishment of debt in the fiscal year ended January 31, 2011. We may from time to time repurchase our senior subordinated notes in open market or privately negotiated purchases or otherwise or redeem our senior subordinated notes pursuant to the terms of the indenture related to the notes.

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

In addition, under our senior secured credit agreement, we are required to satisfy and maintain specified financial ratios and other financial condition tests, including minimum interest coverage ratio and a maximum total leverage ratio. We were in compliance with all of the covenants under the secured credit agreement and indenture as of January 31, 2012. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet those ratios and tests in the future. A breach of any of these covenants would result in a default (which, if not cured, could mature into an event of default) and in certain cases an immediate event of default under our senior secured credit agreement. Upon the occurrence of an event of default under our senior secured credit agreement, all amounts outstanding under our senior secured credit agreement could be declared to be (or could automatically become) immediately due and payable and all commitments to extend further credit could be terminated.

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

The following is a reconciliation of net (loss) income, a GAAP measure of our operating results, to Adjusted EBITDA as defined in our debt agreements (in thousands):

	Fiscal Years Ended January 31,
	2010	2011	2012
Net (loss) income (1)	$(13,022)	$(9,556)	$8,944
Interest expense (income), net (2)	25,890	24,905	28,305
Income tax (benefit) expense	(18,705)	(12,437)	918
Depreciation and amortization expense (3)	86,392	77,120	44,668
Goodwill adjustments	—	1,433	—

EBITDA	80,555	81,465	82,835
Deferred maintenance writedown (1)	136	92	—
Restructuring, acquisition and other charges (4)	7,796	5,332	2,974

Adjusted EBITDA (1)	$88,487	$86,889	$85,809

(1)	Net (loss) income for fiscal 2010 and 2011 only includes the deferred maintenance step-down associated with the merger in the first quarter of fiscal year 2007. This unrecognized maintenance revenue is added back in calculating Adjusted EBITDA for purposes of the indenture governing the senior subordinated notes and the senior secured credit agreement.
(2)	Interest expense (income), net includes interest income, interest expense, the change in the fair value of derivative instruments, amortization and write-off of debt issuance costs and gains and losses on early extinguishment of debt.
(3)	Depreciation and amortization expense includes depreciation of fixed assets, amortization of leasehold improvements, amortization of acquired technologies, amortization and impairment of other intangible assets, and amortization of stock-based compensation. In the fiscal year ended January 31, 2010, stock-based compensation includes unusual and non-recurring charges associated with the repurchase of stock options in connection with the tender offer that we completed during the quarter ended October 31, 2009. See Note 5 of notes to our consolidated financial statements for additional information related to stock-based compensation.
(4)	Restructuring, acquisition and other charges include employee payroll, severance and other employee related costs associated with transitional activities that are not expected to be part of our ongoing operations, and travel and other direct costs associated with our merger in March 2006. See Note 4(b) of notes to our consolidated financial statements for additional information related to acquisition-related and restructuring charges.

Our covenant requirements and ratios for the fiscal year ended January 31, 2012 are as follows. (Note that this table is given as of January 31, 2012 and so does not reflect the April 2012 amendment and restatement of our senior secured credit agreement.)

	Covenant requirement	Serena ratio
Senior secured credit agreement (1)
Minimum Adjusted EBITDA to consolidated interest expense ratio	2.00x	3.46x
Maximum consolidated total debt to Adjusted EBITDA ratio	5.50x	3.94x
Senior subordinated notes (2)
Minimum Adjusted EBITDA to fixed charges ratio required to incur additional debt pursuant to ratio provisions	2.00x	3.02x

(1)	Our senior secured credit agreement requires us to maintain a rolling four fiscal quarters consolidated Adjusted EBITDA to consolidated interest expense ratio of a minimum of 2.00x. Consolidated interest expense is defined in the senior secured credit agreement as consolidated cash interest expense less cash interest income and is further adjusted for certain non-cash interest expenses and other items. We are also required to maintain a rolling four fiscal quarters consolidated total debt to consolidated Adjusted EBITDA ratio of a maximum of 5.00x. Under the terms of the amended and restated senior secured credit agreement, the maximum total leverage ratio has stepped up to 5.50x through the test period ending on July 31, 2012 and will step down to 5.00x thereafter. Consolidated total debt is defined in the senior secured credit agreement as total debt other than certain indebtedness and is reduced by the amount of cash and cash equivalents on our consolidated balance sheet in excess of $5.0 million. As of January 31, 2012, our consolidated total debt as defined was $338.1 million, consisting of total debt other than certain indebtedness totaling $442.8 million, net of cash and cash equivalents in excess of $5.0 million totaling $104.7 million. Failure to satisfy these ratio requirements would constitute a default under the senior secured credit agreement. If our lenders failed to waive any such default, our repayment obligations under the senior secured credit agreement could be accelerated, which would also constitute a default under the indenture governing the senior subordinated notes.
(2)

Our ability to incur additional debt and make certain restricted payments under the indenture governing the senior subordinated notes, subject to specified exceptions, is tied to an Adjusted EBITDA to fixed charges ratio of at least 2.0x, except that we may incur certain debt and make certain restricted payments and certain permitted investments without regard to the ratio, such as our ability to incur up to an aggregate principal amount of $533.5 million under our senior secured credit agreement (which amount represents the total amount of borrowings originally committed or available under our senior secured credit agreement less $91.5 million of principal prepayments), to acquire persons engaged in a similar business that become restricted subsidiaries and to make other investments equal to the greater of $25.0 million or 2% of our consolidated assets. Fixed charges is defined in the indenture governing the senior subordinated notes as consolidated interest expense less interest income, adjusted for acquisitions, and further adjusted for non-cash interest expense.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We do not use derivative financial instruments in our investment portfolio and have no foreign exchange contracts. Our financial instruments consist of cash and cash equivalents, trade accounts receivable, accounts payable, term loan and secured indebtedness. We consider investments in highly liquid instruments purchased with an original maturity of 90 days or less to be cash equivalents. All of our cash equivalents principally consist of money market funds, and are classified as available-for-sale as of January 31, 2012. We are subject to interest rate risk on the variable interest rate of the unhedged portion of the secured term loan. Effective with the expiration of our interest rate swap contract on April 10, 2010, no portion of our variable interest rate secured term loan is hedged and management currently does not intend to enter into any swap contract to hedge any portion of the variable interest rate secured term loan. We do not believe that a hypothetical 25% fluctuation in the variable interest rate would have a material impact on our consolidated financial position or results of operations.

Interest Rate Risk. Historically, our exposure to market risk for changes in interest rates relates primarily to our short and long-term investments and short and long-term debt obligations.

As of January 31, 2012, we had $308.5 million of debt under our senior secured credit agreement. A 1% increase in these floating rates would increase annual interest expense by $3.1 million.

Under our senior secured credit agreement, we were required, within 90 days after the closing date, to fix the interest rate of at least 50% of the aggregate principal amount of indebtedness under our term loan through swaps, caps, collars, future or option contracts or similar agreements. We were also required to maintain this interest rate protection for a minimum of two years.

Consequently, in the second fiscal quarter ended July 31, 2006, we entered into an interest rate swap transaction to effectively convert the variable interest rate on a portion of the $400.0 million senior secured term loan to a fixed rate. The swap, which expired on April 10, 2010, was recorded on the balance sheet at fair value. The swap was not designated as an accounting hedge and, accordingly, changes in the fair value of the derivative were recognized in the consolidated statement of operations. The notional amount of the swap was $250.0 million initially and amortized down over time to $126.0 million at the time the swap transaction expired on April 10, 2010. Under the terms of the swap, we made interest payments based on a fixed rate equal to 5.38% and received interest payments based on the LIBOR setting rate, set in arrears. In the fiscal year ended January 31, 2010, we recorded income totaling $4.3 million related to the changes in the fair value of the derivative. We did not enter into a similar interest rate swap in fiscal year 2011 and do not expect to enter into a similar interest rate swap in the future.

Foreign Exchange Risk. Sales to foreign countries accounted for approximately 32%, 33% and 35% of the total sales in the fiscal years ended January 31, 2010, 2011 and 2012, respectively. Because we invoice certain foreign sales in currencies other than the United States dollar, predominantly the British pound sterling and euro, and do not hedge these transactions, fluctuations in exchange rates could adversely affect the translated results of operations of our foreign subsidiaries. Therefore, foreign exchange fluctuations could create a risk of significant balance sheet gains or losses on our consolidated financial statements. If the U.S. dollar strengthens against foreign currencies, our future net revenues could be adversely affected. However, given our foreign subsidiaries’

net book values as of January 31, 2012 and net cash flows for the most recent fiscal year ended January 31, 2012, we do not believe that a hypothetical 25% fluctuation in foreign currency exchange rates would have a material impact on our consolidated financial position or results of operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS

Our financial statements required by this item are submitted as a separate section of this Form 10-K. See Item 15(a)1 for a listing of financial statements provided in the section titled, “Index to Consolidated Financial Statements.”

SUPPLEMENTARY DATA

Selected Quarterly Financial Data

The following tables set forth quarterly unaudited supplementary data for each of the years in the two-year period ended January 31, 2012. The tables should be read in conjunction with the Consolidated Financial Statements and Notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this annual report on Form 10-K.

	Fiscal 2012
	Quarter Ended				Year Ended Jan. 31,
	Apr. 30,	Jul. 31,	Oct. 31,	Jan. 31,
	(in thousands)
Revenue	$49,192	$57,159	$55,658	$57,532	$219,541
Cost of revenue	12,122	9,201	9,239	8,837	39,399
Gross profit	37,070	47,958	46,419	48,695	180,142
Operating expenses	34,478	36,498	35,469	35,530	141,975
Operating income	2,592	11,460	10,950	13,165	38,167
(Loss) income before income taxes	(5,412)	4,656	4,154	6,464	9,862
Income tax (benefit) expense	(517)	57	952	426	918
Net (loss) income	(4,895)	4,599	3,202	6,036	8,944

	Fiscal 2011
	Quarter Ended				Year Ended Jan. 31, (1)
	Apr. 30,	Jul. 31, (1)	Oct. 31,	Jan. 31, (2)
	(in thousands)
Revenue	$51,625	$50,264	$52,892	$59,605	$214,386
Cost of revenue	16,055	15,537	16,432	16,747	64,771
Gross profit	35,570	34,727	36,460	42,858	149,615
Operating expenses	37,993	34,832	35,241	38,637	146,703
Operating (loss) income	(2,423)	(105)	1,219	4,221	2,912
Loss before income taxes	(8,380)	(6,504)	(5,342)	(1,767)	(21,993)
Income tax benefit	(4,219)	(3,008)	(4,628)	(582)	(12,437)
Net loss	(4,161)	(3,496)	(714)	(1,184)	(9,556)

(1)	Included in operating expenses is a goodwill impairment charge in the second fiscal quarter ended July 31, 2010 totaling $1.4 million.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Interim Chief Financial Officer, with the assistance of senior management personnel, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of January 31, 2012. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual and quarterly reports filed under the Exchange Act. Based on this evaluation, and subject to the limitations described below, our Chief Executive Officer and our Interim Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of January 31, 2012.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 15d-15(f) of the Exchange Act) for our company. Management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, and subject to the limitations described below, management has concluded that our internal control over financial reporting was effective as of January 31, 2012.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended January 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors are as follows:

Name	Age	Position	Director Since
Executive Officers:
John Nugent	55	President, Chief Executive Officer and Director	2009
John J. Alves.	51	Vice President, Finance, and Interim Chief Financial Officer
David Hurwitz	51	Senior Vice President, Worldwide Marketing
Edward Malysz	52	Senior Vice President, General Counsel and Secretary
Non-Executive Directors:
George Kadifa	53	Chairman of the Board of Directors	2010
L. Dale Crandall	70	Director	2007
Timothy Davenport	56	Director	2008
Elizabeth Hackenson	51	Director	2006
Greg Hughes	49	Director	2012
Todd Morgenfeld	40	Director	2009
Douglas D. Troxel	67	Director	1980

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

John J. Alves has served as our Vice President, Finance, and Interim Chief Financial Officer since July 2011. From April 2004 to July 2011, Mr. Alves served as our Vice President, Finance. From July 1998 to March 2004, Mr. Alves served as our Corporate Controller, Finance.

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

L. Dale Crandall is the founder and president of Piedmont Corporate Advisors, Inc., a private financial consulting firm. Mr. Crandall retired from Kaiser Health Plan and Hospitals in 2002 after serving as the President and Chief Operating Officer from 2000 to 2002 and Senior Vice President and Chief Financial Officer from 1998 to 2000, and served as a member of the board of directors from 1998 until his retirement in 2002. From 1995 to 1998, Mr. Crandall was employed by APL Limited, a global ocean transportation company, where he held the positions of Executive Vice President, Chief Financial Officer and Treasurer. From 1963 to 1995, Mr. Crandall was employed by Price Waterhouse, LLP, most recently as Southern California Group Managing Partner. Mr. Crandall is also a member of the boards of directors of Ansell Ltd., Bridgepoint Education, Coventry Health Care, Inc. and UnionBanCal Corporation, and is a trustee for Dodge & Cox Mutual Funds. During the past five years, Mr. Crandall also served as a member of the boards of directors of BEA Systems, Inc., Covad Communications, Inc. and Metavante Technologies, Inc.

Timothy Davenport is the Chief Executive Officer of Sermo, Inc., and online community exclusive to physicians, which he joined in February 2012. From October 2009 to May 2011, Mr. Davenport served as President and Chief Executive Officer of Parature, Inc., an on-demand customer service software provider. From August 2007 through October 2008, Mr. Davenport served as president of Revolution Health Networks, an online provider of consumer-centric health care services. Prior to joining Revolution Health Networks, Mr. Davenport served as Chief Executive Officer of Vastera Inc., a provider of international trade logistics software, from November 2003 to June 2005, and Chief Executive Officer of Best Software Inc., a provider of corporate resource management software solutions, from June 1995 to February 2000.

Elizabeth Hackenson is the Senior Vice President and Chief Information Officer for AES Corporation, a global power company. Prior to joining AES in October 2008, Ms. Hackenson held the position of Senior Vice President and Chief Information Officer for Alcatel Lucent, a telecommunications company. Prior to joining Alcatel Lucent in December 2006, Ms. Hackenson served as Senior Vice President and Chief Information Officer for Lucent Technologies, a telecommunications company, since April 2006. From 2001 to 2006, Ms. Hackenson served in various management positions at MCI, a telecommunications company, including Executive Vice President and Chief Information Officer. From 1997 to 2001, Ms. Hackenson served in various management positions with UUNET Technologies, an Internet service and technology provider. Prior to 1997, Ms. Hackenson served in various management positions with Concert Communications, EDS, Computech, TRW and Grumman & Sperry.

Greg Hughes is a Director of Silver Lake, a private equity firm, which he joined in 2011. Prior to joining Silver Lake, Mr. Hughes was a senior executive at Symantec Corporation, most recently serving as Group President, Enterprise Products. Mr. Hughes is currently a board member of LogMeIn, Inc.

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

Board Composition and Governance

The composition of our board of directors is established by the terms of a stockholders agreement entered into by Spyglass Merger Corp., Silver Lake and certain investors affiliated with Silver Lake, referred to as the Silver Lake investors, and Mr. Troxel and certain investors affiliated with Mr. Troxel, referred to as the Troxel investors. Among other things, the stockholders agreement provides that, prior to any change of control event or initial public offering, our board of directors will be composed of the following persons:

•	our Chief Executive Officer,

•	Douglas D. Troxel and one other board member designated by the Troxel investors, who is currently Ms. Hackenson, and

•	the remaining board members designated by affiliates of Silver Lake, who are currently Messrs. Kadifa, Crandall, Davenport, Hughes, and Morgenfeld.

Mr. Kadifa serves as chairman of the board and presides over each meeting of the board of directors. We believe that the separation of the roles of chairman of the board and principal executive officer are appropriate for our company because of our ownership structure. We have established four committees of the board of directors, consisting of an audit committee, a compensation committee, a nominating committee and a strategic and operations committee. Our audit committee is comprised of Messrs. Crandall (chairperson), Davenport and Morgenfeld. Our compensation committee is comprised of Messrs. Kadifa (chairperson), Morgenfeld and Troxel. Our nominating committee is comprised of Messrs. Troxel (chairperson) and Kadifa and Ms. Hackenson. Our strategic and operations committee is comprised of Ms. Hackenson (chairperson) and Messrs. Davenport and Hughes.

Our board of directors has determined that Messrs. Crandall and Davenport and Ms. Hackenson qualify as independent directors within the meaning of Nasdaq Marketplace Rule 5605(a).

Our board of directors has determined that Mr. Crandall qualifies as an audit committee financial expert within the meaning of Item 407(d)(5) of Regulation S-K. For information regarding the relevant experience of Mr. Crandall, see “Non-Executive Directors” above. Our board of directors has also determined that Messrs. Crandall and Davenport qualify as independent audit committee members within the meaning of Rule 10A-3 of the Securities Exchange Act of 1934 and Nasdaq Marketplace Rule 5605(c). Mr. Morgenfeld is not an independent audit committee member because of his affiliation with the Silver Lake investors, which hold a 67.2% equity interest in our company. Since we do not have a class of securities listed on any national securities exchange, we are not required to maintain an audit committee composed entirely of “independent” directors within the meaning of such rules.

In accordance with the charter of our nominating committee, to the extent consistent with the stockholders agreement, our nominating committee will identify, recommend and recruit qualified candidates to fill new positions on the board of directors and will conduct the appropriate and necessary inquiries into the backgrounds and qualifications of possible candidates. In February 2012, Mr. Hughes was elected to serve as a director in accordance with the terms of the stockholders agreement.

Our directors possess high ethical standards, act with integrity and honesty and exercise sound business judgment, and each of our directors is committed to employing his or her skills and abilities in the best interests of our stockholders. The directors designated by the Silver Lake investors possess significant experience in owning and overseeing companies similar to our company and are familiar with corporate finance, strategic and operational business planning and matters consistent with the long-term interests of our stockholders.

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

Director Compensation

In November 2011, our board of directors amended our cash and equity compensation program for directors who qualify as independent directors within the meaning of Nasdaq Marketplace Rule 5605(a). The cash compensation component of the current program consists of an annual retainer of $45,000, annual retainers of $10,000 for the chairperson of the audit committee and $5,000 for each chairperson of the other committees of the board of directors, and annual retainers of $5,000 for each other member of the audit committee and $2,500 for each other member of the other committees of the board of directors, payable in equal installments on a quarterly basis. The equity compensation component of the program consists of an initial stock option grant to acquire 40,000 shares of our common stock under our 2006 Stock Incentive Plan, with an exercise price equal to the fair market value of the common stock on the date of grant and vesting over a three year period, and an initial award of 25,000 restricted stock units under our 2006 Stock Incentive Plan, with vesting in full on the third anniversary of the date of grant and formulaic vesting upon a change of control or an initial public offering. In addition, the equity compensation component of the program consists of an annual stock option grant to acquire 15,000 shares of common stock under the 2006 Stock Incentive Plan, with an exercise price equal to the fair market value of the common stock on the date of grant and vesting on the first anniversary of the date of grant. The program existing prior to November 2011 was the same as the program described above, except that our cash and equity compensation program for independent directors included an annual retainer of $40,000 payable in equal installments on a quarterly basis.

In November 2011, the board of directors awarded a one-time award of 15,000 restricted stock units to each independent director under the 2006 Stock Incentive Plan, with vesting in full on the third anniversary of the date of grant. The award was made to better align the total direct compensation of independent directors with market survey data derived from the 2010-2011 Director Compensation Report published by the National Association of Corporate Directors. For a discussion regarding the 2006 Stock Incentive Plan and the type and terms of the equity awards under the plan, see Item 11, “Executive Compensation—Compensation Discussion and Analysis—Employment Agreements and Severance and Change of Control Benefits—2006 Stock Incentive Plan” below.

We compensate Mr. Troxel for technical services that he occasionally provides to us in connection with the development and support of our mainframe software products. Mr. Troxel is paid $25,000 per year for these services. Mr. Troxel also receives certain employee benefits, such as health care coverage and participation in our 401(k) plan, and reimbursement of premiums associated with a separate life insurance policy.

The compensation for our directors for fiscal year 2012 is shown in the table in Item 11, “Executive Compensation—Director Compensation.”

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This section discusses the principles underlying our executive compensation policies and decisions. It provides qualitative information regarding the manner in which compensation is earned by our executive officers and places in context the data presented in the tables below. In addition, we discuss the compensation paid or awarded during fiscal year 2012 to our chief executive officer (principal executive officer), our interim chief financial officer (principal financial officer), our former chief financial officer and two other executive officers who were our most highly compensated executive officers in fiscal year 2012. We refer to these executive officers as our “Named Executive Officers.”

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

Objectives of Our Compensation Program

Our executive compensation program is intended to meet three principal objectives:

•	to provide competitive compensation packages to attract and retain superior executive talent;

•	to reward successful performance by executives and the company by linking a significant portion of compensation to our financial results; and

•	to align the interests of executive officers with those of our stockholders by providing long-term equity compensation and meaningful equity ownership.

To meet these objectives, our compensation program balances short-term and long-term goals and mixes fixed and at-risk compensation related to the overall financial performance of the company.

Our compensation program for executive officers, including the Named Executive Officers, is generally designed to reward the achievement of targeted financial goals. The compensation program is intended to reinforce the importance of performance and accountability at various operational levels, and a significant portion of total compensation is in both cash and stock-based compensation incentives that reward performance as measured against established corporate financial goals, such as net license revenue and EBITA in our annual operating plan. EBITA represents earnings before interest, taxes and amortization. Each element of our compensation program is reviewed individually and considered collectively with the other elements of our compensation program to ensure that it is consistent with the goals and objectives of both that particular element of compensation and our overall compensation program.

Elements of Our Executive Compensation Program

Overview

For fiscal year 2012, the principal elements of compensation for our executive officers included:

•	annual cash compensation consisting of base salary and performance-based incentive bonuses

•	long-term equity incentive compensation

•	health and welfare benefits

•	severance or change of control benefits

Annual Cash Compensation

At the beginning of fiscal year 2012, our General Counsel developed recommendations regarding executive compensation based on the compensation survey data and proxy analysis described below and then reviewed the recommendations with our Chief Executive Officer. Our Chief Executive Officer, former Chief Financial Officer and General Counsel presented and discussed the recommendations with our compensation committee. None of these executive officers had input into determining their own level of compensation. Our compensation committee then met in executive session to discuss management’s recommendations outside of the presence of management, and communicated its recommendations to our non-executive directors for their review, discussion and approval.

In assessing compensation for our executive officers, we used compensation survey data for a broad set of companies having a comparable business, size and complexity, and then compared the survey data to publicly available compensation data for a group of companies that we consider to be our peer group. We believe that the compensation practices of these companies provide us with appropriate benchmarks because these companies provide technology products and services and compete with us for executives and other employees. The survey data was derived from the Radford Executive Compensation Survey, and included data relative to the overall software industry and certain industry segments defined by the survey company, including software companies with revenue from $200 million to $1 billion, software companies with revenue from $200 million to $500 million and software companies comprising our peer group. Our peer group was initially selected by management based on a review of companies that (i) compete with us in the same markets in which we sell our products, (ii) are within the software industry and of comparable size and complexity, or (iii) compete with us in recruiting executives and employees. Our compensation committee reviewed and provided input to management regarding the companies comprising the peer group. The proxy analysis was based on companies comprising our peer group, excluding those companies for which public information is not available. Because the proxy analysis was limited to publicly available information and did not provide precise comparisons by position as offered by the more comprehensive survey data from Radford, we used the proxy analysis as a general benchmark to validate the results of the survey data. We then compared base salary and total cash compensation to survey data relative to the overall software industry and our peer group.

The following companies comprised our peer group for fiscal year 2012:

Actuate Corporation	Epicor Software	QAD Inc.
Advent Software	Equinix, Inc.	Progress Software Corporation
Akamai Technologies	F5 Networks, Inc.	Rovi Corporation
Ariba, Inc.	Informatica Corporation	Tibco Software
Aspect Software	JDA Software	Trend Micro Inc.
Blackbaud Inc.	MicroStrategy, Inc.	Websense, Inc.
Blue Coat Systems	Openwave Systems, Inc.	Wind River Systems
Digital River

Our annual cash compensation for executive officers includes base salary and performance-based cash compensation. For fiscal year 2012, our objective was to establish annual base salaries for our Named Executive Officers, other than our Vice President, Finance and Interim Chief Financial Officer, at approximately the 50th percentile of market compensation based on our survey data, and target total cash compensation (assuming 100% of the target performance-based incentive bonus is earned) at approximately the 60th percentile of market compensation based on this survey data. To attract our President and Chief Executive Officer to join our company in November 2009, we agreed to pay him an annual base compensation and target total cash compensation that were in excess of the 50th percentile and 60th percentile, respectively, of market compensation for chief executive officers within our peer group. For fiscal year 2012, the annual base compensation and target total cash compensation of our President and Chief Executive Officer was approximately 10% and 4% above the

50th percentile and 60th percentile, respectively, of market compensation for chief executive officers based on our survey data. The base compensation and target total cash compensation for our other Named Executive Officers, other than our Vice President, Finance and Interim Chief Financial Officer, were generally at or near the 50th percentile for annual base compensation and the 60th percentile for total cash compensation for similar executive roles based on our survey data. In establishing the base salary and target total cash compensation for each individual, we also considered the individual’s performance, achievement of management objectives and contributions to our overall business. From a market compensation perspective, we weight cash compensation more heavily toward performance-based compensation and less toward base salary because we wish to pay for performance.

Our FY2012 Executive Annual Incentive Plan was designed to reward our senior executive officers for the achievement of annual financial targets and management objectives. For fiscal year 2012, our Named Executive Officers, other than our Vice President, Finance and Interim Chief Financial Officer, were eligible to receive performance-based incentive bonuses based on a percentage of the participant’s annual base salary, as follows: (i) with regard to our President and Chief Executive Officer, 100% of his annual base salary; (ii) with regard to our former Senior Vice President, Finance and Chief Financial Officer, 75% of his annual base salary; (iii) with regard to our Senior Vice President, Worldwide Marketing and Senior Vice President, General Counsel, 50% of their respective annual base salaries. The actual bonus amounts were subject to achievement of the following performance metrics: (i) with regard to our President and Chief Executive Officer and our former Senior Vice President, Finance and Chief Financial Officer, achievement of our annual net license revenue and EBITA targets for fiscal year 2012, weighted equally; (ii) with regard to our Senior Vice President, Worldwide Marketing and Senior Vice President, General Counsel, achievement of our semi-annual net license revenue and EBITA targets for fiscal year 2012 and management objectives, weighted at 30%, 50% and 20%, respectively. Our FY2012 Executive Annual Incentive Plan is more highly leveraged than our other management annual incentive plans because we believe these executive officers have a greater impact upon the achievement of our corporate-level financial targets and objectives.

Our FY2012 Management Annual Incentive Plan was designed to reward our vice presidents and other senior managers to focus on specific, measurable corporate and functional area goals and provide performance-based compensation based on the achievement of these goals. For fiscal year 2012, our Vice President, Finance and Interim Chief Financial Officer was eligible to receive a performance-based incentive bonus based on 40% of his annual base salary. The actual bonus amounts were subject to achievement of our semi-annual net license revenue and EBITA targets for fiscal year 2012 and management objectives, weighted at 30%, 50% and 20%, respectively. In July 2011, we designated our Vice President, Finance as our Interim Chief Financial Officer following the resignation of our Senior Vice President, Finance and Chief Financial Officer, but chose not to adjust his annual base salary and target bonus due to the interim nature of his role.

The primary financial metrics under each of the individual executive annual incentive plans consisted of annual net license revenue and EBITA. These financial metrics were selected as the most appropriate measures upon which to base the annual incentive because they represent important overall performance metrics that our board of directors, management, investors and lenders use to evaluate the performance and value of our company. At the beginning of the fiscal year 2012, our board of directors established annual financial targets consisting of net license revenue of $59.7 million and EBITA of $86.3 million for fiscal year 2012. These metrics were used to align the performance of each executive officer with objectives related to the company and their respective functional areas.

For bonus amounts based on the achievement of net license revenue and payable to our Named Executive Officers, other than our Vice President, Finance and Interim Chief Financial Officer, achievement of less than 85% of the metric would result in no payout of the applicable target bonus, achievement of 85% of the metric would result in a 25% payout of the applicable target bonus, achievement of 100% of the metric would result in a 100% payout of the applicable target bonus and achievement of 115% of the metric would result in a 200% payout of the applicable target bonus. For bonus amounts based on the achievement of EBITA and payable to these Named Executive Officers, achievement of less than 90% of EBITA would result in no payout of the applicable target bonus, achievement of 90% of EBITA would result in a 50% payout of the applicable target bonus, achievement of 100% of EBITA would result in a 100% payout of the applicable target bonus and achievement of 107.5% of EBITA would result in a 200% payout of the applicable target bonus. For bonus amounts based on the achievement of management objectives and payable to our Senior Vice President, Worldwide Marketing and Senior Vice President, General Counsel, achievement of less than 85% of the management objectives would result in no payout of the applicable target bonus, achievement of 85% of the management objectives would result in a 25% payout of the applicable target bonus, achievement of 115% of the management objectives would result in a 125% payout of the applicable target bonus. Annual payouts based on the achievement of net license revenue and EBITA were capped at 200% of the applicable target bonus, and annual payouts based on the achievement of management objectives were capped at 115% of the applicable target bonus. The incentive bonuses were payable on an annual basis for our President and Chief Executive Officer and former Senior Vice President, Chief Financial Officer, and on a semi-annual basis for our Senior Vice President, Worldwide Marketing and Senior Vice President, General Counsel.

For bonus amounts based on the achievement of net license revenue and EBITA and payable to our Vice President, Finance and Interim Chief Financial Officer, achievement of less than 85% of the metric would result in no payout of the applicable target bonus, achievement of 85% of the metric would result in a 70% payout of the applicable target bonus, achievement of 100% of the metric would result in a 100% payout of the applicable target bonus and achievement of 120% of the metric would result in a 140% payout of the applicable target bonus. For bonus amounts based on the achievement of management objectives and payable to our Vice President, Finance and Interim Chief Financial Officer, achievement of less than 85% of the management objectives would result in no payout of the applicable target bonus, achievement of 85% of the management objectives would result in a 70% payout of the applicable target bonus, achievement of 100% of the management objectives would result in a 100% payout of the applicable target bonus. Annual payouts based on the achievement of net license revenue and EBITA were capped at 140% of the applicable target bonus, and annual payouts based on the achievement of management objectives were capped at 100% of the applicable target bonus. The incentive bonuses were payable on a semi-annual basis for our Vice President, Finance and Interim Chief Financial Officer.

For fiscal year 2012, we achieved 92% of our annual net license revenue target, which resulted in a payout of 68% of net license revenue-based target bonuses for our Named Executive Officers, other than Vice President, Finance and Interim Chief Financial Officer, and a payout of 84% of the net license revenue-based target bonus for our Vice President, Finance and Interim Chief Financial Officer, based on the payout scales described above. For fiscal year 2012, we achieved 96% of our annual EBITA target, which resulted in a payout of 80% of EBITA-based target bonuses for our Named Executive Officers, other than Vice President, Finance and Interim Chief Financial Officer, and a payout of 92% of the EBITA-based target bonus for our Vice President, Finance and Interim Chief Financial Officer, based on the payout scales described above. For fiscal year 2012, we paid our President and Chief Executive Officer, Senior Vice President, Worldwide Marketing, Senior Vice President, General Counsel and Vice President, Finance and Interim Chief Financial Officer incentive bonuses equal to 74%, 84%, 80%, and 91%, respectively, of their annual target bonuses based on the achievement of net license revenue, EBITA and applicable management objectives during the fiscal year. Our former Senior Vice President, Finance and Chief Financial Officer retired from Serena as of July 31, 2011 and, as a result, did not receive any portion of his annual incentive bonus pursuant to the terms of the FY 2012 Executive Annual Incentive Plan.

Base salaries and performance-based incentive bonuses for the Named Executive Officers for fiscal years 2012, 2011 and 2010 are shown in the Summary Compensation Table below.

Long-Term Equity Compensation

We intend for our equity compensation program to be the primary vehicle for offering long-term incentives and rewarding our executive officers, managers and key employees. Because of the direct relationship between the value of an option and the value of our stock, we believe that granting options and awarding restricted stock units are methods to motivate our executive officers to manage our company in a manner that is consistent with the interests of our company and our stockholders. We also regard our equity compensation program as a key retention tool. Retention is an important factor in our determination of the number of underlying shares to grant.

Following the completion of the merger, we established a new stock incentive plan, the 2006 Stock Incentive Plan, which governed, among other things, the grant of options, restricted stock units and other equity-based awards. Stock options granted under the plan included “time-based options” that would vest and become exercisable over a four-year period and “performance-based options” that would vest and become exercisable based on the achievement of annual EBITA targets over a five-year period. We generally weight stock option grants to executive officers more heavily toward performance-based options and less toward time-based options because we wish to pay for performance.

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

No Named Executive Officer was granted an equity award for fiscal year 2011 or 2012.

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

Employment Agreements and Severance and Change of Control Benefits

Employment Agreement with our Chief Executive Officer

We entered into an employment agreement with Mr. Nugent dated October 28, 2009 for Mr. Nugent to serve as our President and Chief Executive Officer. The employment agreement is for an indefinite term, and either Mr. Nugent or the company may terminate his employment for any reason and at any time with or without cause or notice. The employment agreement provides for an annual base salary of $550,000. Mr. Nugent was also eligible to receive an annual cash incentive bonus equal to 100% of his base salary pursuant to our Executive Annual Incentive Plan, subject to proration based on his term of service during the fiscal year. As part of his relocation to the area of our corporate headquarters in Redwood City, California, Mr. Nugent was entitled to receive reimbursement of up to $65,000 of eligible moving and relocation-related expenses. The employment agreement also provided for certain severance benefits if Mr. Nugent’s employment is terminated by us without cause or by Mr. Nugent for good reason within the first twelve months of his employment with the company, which arrangement has since expired pursuant to its terms. In addition, Mr. Nugent entered into a change of control agreement with us, the terms of which are discussed under “Change of Control Agreements” below.

Employment Agreements with our other Executive Officers

Messrs. Hurwitz and Malysz each entered into change of control agreements with us, the terms of which are discussed under the section entitled “Change of Control Agreements” below.

Severance Agreement with our Former Senior Vice President, Finance and Chief Financial Officer

Mr. Robert Pender retired from Serena as of July 31, 2011. In connection with the termination of Mr. Pender’s employment, we entered into a separation agreement providing for the payment of severance and the provision of certain benefits to him in exchange for a general release of claims against us and our affiliates and compliance with restrictive covenants, described below. The separation agreement provides for severance benefits consisting of (i) the continuation of twenty percent ($65,000) of Mr. Pender’s base salary for a period of twelve months following the termination of his employment, payable in equal installments over such period in accordance with our customary payroll practices; (ii) COBRA continuation of Mr. Pender’s existing health coverage for a period of twelve months, at no cost to Mr. Pender; and (iii) the amendment of stock options previously granted to Mr. Pender under our Amended and Restated 1997 Stock Option and Incentive Plan for purposes of extending the post-employment exercise period to the earlier of three years following the termination of his employment or the expiration date of the applicable stock options, and allowing for the payment of the aggregate exercise price through the net exercise of the stock options (excluding tax withholdings, which Mr. Pender will be required to pay to Serena at the time of exercise). The separation agreement also provides for restrictive covenant payments that are conditioned upon Mr. Pender’s compliance with no-hire and non-competition covenants. The restrictive covenant payments consist of the continuation of eighty percent ($260,000) of Mr. Pender’s base salary for a period of twelve months following the termination of his employment, payable in equal installments over such period in accordance with our customary payroll practices. Mr. Pender executed a general release of all claims in favor of Serena and our affiliates and agreed to comply with certain restrictive covenants, including confidentiality and non-disparagement covenants of unlimited duration, and no-hire and non-competition covenants limited to the duration of the restrictive covenant payments. Mr. Pender’s vested stock options under the 2006 Stock Incentive Plan remained exercisable for a period of three months following the termination of his employment. Mr. Pender also agreed to serve, without additional compensation, as a non-employee consultant for Serena for up to ten hours per month during the sixty day period following the termination of his employment.

2006 Stock Incentive Plan

Following the completion of the merger, we established the 2006 Stock Incentive Plan, which governs, among other things, the grant of options, restricted stock units and other equity-based awards covering shares of the company’s common stock to our employees (including officers), directors and consultants. Common stock of the company representing 12% of outstanding common stock on a fully diluted basis as of the date of the merger (13,515,536 shares) was reserved for issuance under the plan. Each award under the plan specifies the applicable exercise or vesting period, the applicable exercise or purchase price, and such other terms and conditions as deemed appropriate. Stock options granted under the plan were either “time-based options” that would vest and become exercisable over a four-year period or “performance-based options” that would vest based on the achievement of EBITA targets over a period of five fiscal years. Performance-based options would vest based on the achievement of minimum and maximum EBITA targets during each fiscal year over a period of five fiscal years, with 10% vesting for the achievement of the minimum EBITA target and up to 20% vesting for the achievement of the maximum EBITA target for each such fiscal year. All options granted under the plan will expire not later than ten years from the date of grant, but generally will terminate earlier upon termination of employment. In the event of a sale of substantially all of the assets of the company, or a merger or acquisition of the company, the board of directors may provide that awards granted under the plan will be cashed out, continued, replaced with new awards that substantially preserve the terms of the original awards, or terminated, with acceleration of vesting of the original awards determined at the discretion of the board of directors.

On October 16, 2009, we completed a tender offer permitting all eligible employees (including our executive officers) and independent directors of the company to exchange, on a one-for-one basis, stock options granted under the 2006 Stock Incentive Plan for new stock options granted under the 2006 Stock Incentive Plan having a lower exercise price and different vesting terms. Pursuant to the October 2009 option exchange, eligible employees (including our executive officers) and independent directors were entitled to exchange their existing time-based options on a one-for-one basis for new time-based options with a vesting period of generally three years and an exercise price of $3.00 per share, which was the fair market value of our common stock after the closing of the tender offer. Existing time-based options held by our independent directors that had a vesting period of one year were exchanged for new time-based options having a vesting period of one year. All new time-vesting options will vest in full upon a change in control. Officers (including our executive officers) of the company were entitled to exchange their performance-based options on a one-for-one basis for new performance-based options having a vesting period of three years and six months, with vesting based on the achievement of EBITA targets established by our board of directors and an exercise price of $3.00 per share, which was the fair market value of our common stock after the closing of the tender offer. These new performance-based options vest as follows: one-seventh upon achievement of the EBITA target for the second half of fiscal year 2010, and the remainder in equal annual installments upon the achievement of EBITA targets for each of fiscal years 2011, 2012 and 2013. New performance-based options issued during fiscal year 2011 will vest as follows: equal annual installments upon the achievement of EBITA targets for each of fiscal years 2011, 2012 and 2013. The EBITA target for the second half of fiscal year 2010 was $47.4 million and the EBITA targets for each of fiscal years 2011, 2012 and 2013 are $97.3 million, $107.0 million and $113.2 million, respectively. New performance-based options are subject to catch-up vesting for previously unachieved performance criteria in the event of a change in control or an initial public offering in which the company is valued at no less than $5.00 per share of common stock (as adjusted for stock splits, reverse stock splits, reorganizations, reclassifications or similar transactions, in accordance with the 2006 Stock Incentive Plan), as if the options had vested in equal monthly installments on a time-vesting basis from the date of grant. New performance-based options will also vest in full if a change in control occurs and the optionholder’s employment is terminated by us without cause, or the optionholder resigns for good reason, within twelve months after the change in control. As a result of achieving our EBITA target for the second half of fiscal year 2010, one-seventh of the shares under applicable performance-based options vested. We did not achieve our EBITA target for fiscal years 2011 and 2012 and, as a result, no portion of the shares under performance-based options vested for these periods.

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

Change of Control Agreements

We have entered into change of control arrangements with our senior executive officers to provide them with economic protection to allow them to remain focused on our business without undue personal concern in the event that a senior executive officer’s position is eliminated or significantly altered following a change of control.

Messrs. Nugent, Hurwitz and Malysz each entered into a change of control agreement with us. Under the terms of these agreements, in the event of a change of control of the company, if the executive officer’s employment is involuntarily terminated without cause or if the executive officer resigns for good reason within twelve months after consummation of a change of control of the company, the executive officer will be entitled to receive the following severance benefits: (i) continuation of base salary for one year following termination, payable over the one-year period in accordance with the company’s normal payroll practices; (ii) 100% of the executive officer’s target bonus, payable within forty-five days following the applicable fiscal year; (iii) a pro-rated amount of the executive officer’s target bonus based upon the number of days that have elapsed in the fiscal year as of the termination date, payable within thirty days following the executive officer’s termination date; and (iv) payment of health coverage premiums for the one-year salary continuation period. To receive these change of control benefits, the executive must execute a general release of claims in favor of the surviving company and its affiliates and comply with various restrictive covenants during the applicable severance period, including non-disparagement, non-compete and non-solicitation covenants. The non-competition, non-solicitation and non-disparagement covenants continue for the one-year salary continuation period. The confidentiality covenant is not limited in duration.

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

Our compensation committee approves stock option grants and any restricted stock unit awards at either a regularly scheduled compensation committee meeting or by a unanimous written consent signed or electronically approved by all of the members of our compensation committee. All stock options are granted as of the date of the meeting or upon execution of the unanimous written consent. We generally will grant stock options and award restricted stock units on a quarterly basis.

Compensation Committee Report

We have reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on our review and discussion with management, we have recommended to our board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

George Kadifa, Chairperson*

Todd Morgenfeld

Douglas D. Troxel

*	Mr. Kadifa became a member of the Compensation Committee on February 23, 2012.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Stock Awards (1) ($)	Option Awards (2) ($)	Non-Equity Incentive Plan Compen- sation (3) ($)	All Other Compen- sation (4) ($)		Total ($)
Executive Officers:
John Nugent	2012	$550,000	—	—	$407,000	$3,196		$960,196
President and Chief Executive Officer	2011	$550,000	—	—	$385,000	$52,136		$987,136
	2010	$137,500	$1,200,000	$1,901,604	$130,625	$10,971		$3,380,700
John J. Alves (5)	2012	$192,500	—	—	$95,224	$4,994		$292,718
Vice President, Finance and Interim Chief Financial Officer

David Hurwitz	2012	$275,000	—	—	$116,141	$1,903		$393,044
Senior Vice President, Worldwide Marketing	2011	$267,772	$308,000	$180,185	$107,883	$880		$864,720
Edward Malysz	2012	$260,000	—	—	$104,520	$2,298		$366,818
Senior Vice President, General Counsel and Secretary	2011	$260,000	—	$—	$110,500	$1,190		$371,690
	2010	$260,000	$600,000	$232,248	$126,750	$4,318		$1,223,316
Former Executive Officer:
Robert Pender (6)	2012	$193,749	—	—	—	$172,472	(7)	$366,221
Senior Vice President, Finance and Administration, and Chief Financial Officer	2011	$325,000	—	—	$170,625	$1,190		$496,815
	2010	$325,000	$1,050,000	$1,263,762	$231,563	$6,258		$2,876,583

(1)	Amounts reflect the aggregate grant date fair value of restricted stock units computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 5 to our Consolidated Financial Statements for the year ended January 31, 2012.
(2)	Amounts reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 5 to our Consolidated Financial Statements for the year ended January 31, 2012.
(3)	Amounts reflect cash awards earned under our annual executive incentive plans for fiscal years 2012, 2011 and 2010.
(4)	Amounts include supplemental life insurance premiums for each executive officer, matching 401(k) plan contributions for Messrs. Malysz and Pender in fiscal year 2010, and reimbursement of relocation expenses incurred by Mr. Nugent of $10,867 and $50,997 in fiscal years 2010 and 2011, respectively. We discontinued our matching 401(k) plan contribution benefit program in May 2009.
(5)	Mr. Alves became an executive officer of the company on July 31, 2011.
(6)	Mr. Pender’s employment terminated with us on July 31, 2011.
(7)	This amount includes, in addition to supplemental life insurance premiums and COBRA continuation coverage, severance of $162,500 paid to Mr. Pender through January 31, 2012. Mr. Pender is entitled to receive severance in the aggregate amount of $325,000, payable in installments on customary payroll dates, and COBRA continuation coverage, over a twelve month period following the termination of his employment. For additional information regarding our severance and release agreement with Mr. Pender, see “Employment Agreements and Severance and Change of Control Benefits—Severance Agreement with our Former Senior Vice President, Finance and Chief Financial Officer.”

Grants of Plan-Based Awards in Fiscal Year 2012

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Executive Officers:
John Nugent	6/01/11	$68,750	$550,000	$1,100,000	—	—	—	—	—	—	—
John J. Alves	2/01/11	$53,900	$77,000	$107,800	—	—	—	—	—	—	—
David Hurwitz	6/01/11	$17,188	$137,500	$254,375	—	—	—	—	—	—	—
Edward Malysz	6/01/11	$16,250	$130,000	$240,500	—	—	—	—	—	—	—
Former Executive Officer:
Robert Pender (2)	6/01/11	$30,469	$243,750	$487,500	—	—	—	—	—	—	—

(1)	The amounts in these columns represent potential payouts under the FY2012 Executive Annual Incentive Plan. For all executive officers other than Mr. Alves, the Threshold column assumes 85% achievement of performance metrics, the Target column assumes 100% achievement of all performance metrics and the Maximum column assumes 115% achievement of financial performance metrics and 115% achievement of management objectives. For Mr. Alves, the Threshold column assumes 85% achievement of performance metrics, the Target column assumes 100% achievement of all performance metrics and the Maximum column assumes 120% achievement of financial performance metrics and 100% achievement of management objectives. For a discussion of the FY2012 Executive Annual Incentive Plan and FY2012 Management Annual Incentive Plan, see “Elements of Our Executive Compensation Program—Annual Cash Compensation.”
(2)	Mr. Pender’s employment terminated with the company on July 31, 2011. As a result of his termination, Mr. Pender was not eligible to receive payment of non-equity plan-based awards in fiscal year 2012.

Outstanding Equity Awards at 2012 Fiscal Year-End

	Option Awards					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Executive Officers:
John Nugent	11/15/2009 (1)	232,131	1,392,869	$3.00	11/15/2019	—	—	—	—
	11/15/2009 (2)	631,942	243,058	$3.00	11/15/2019	—	—	—	—
	11/15/2009 (4)	—	—	—	—	—	—	400,000	$1,488,000
John J. Alves	10/20/2009 (1)	21,427	128,573	$3.00	10/20/2019	—	—	—	—
	10/20/2009 (2)	74,999	25,001	$3.00	10/20/2019	—	—	—	—
	9/18/2009 (4)	—	—	—	—	—	—	25,000	$93,000
	2/24/2005 (3)	2,773	—	$1.25	2/24/2015	—	—	—	—
	5/19/2004 (3)	98,400	—	$1.25	5/19/2014	—	—	—	—
	2/18/2004 (3)	2,305	—	$1.25	2/18/2014	—	—	—	—
	2/19/2003 (3)	12,453	—	$1.25	2/19/2013	—	—	—	—
	3/1/2002 (3)	12,672	—	$1.25	3/1/2012	—	—	—	—
David Hurwitz	2/22/2010 (4)	—	—	—	—	—	—	100,000	$372,000
	2/22/2010 (1)	—	150,000	$3.08	2/22/2020	—	—	—	—
	2/22/2010 (2)	63,888	36,112	$3.08	2/22/2020	—	—	—	—
Edward Malysz	10/20/2009 (1)	21,427	128,573	$3.00	10/20/2019	—	—	—	—
	10/20/2009 (2)	149,999	50,001	$3.00	10/20/2019	—	—	—	—
	9/18/2009 (4)	—	—	—	—	—	—	200,000	$744,000
Former Executive Officer:
Robert Pender (5)	2/24/2005 (3)	39,466	—	$1.25	2/24/2015	—	—	—	—
	5/19/2004 (3)	147,600	—	$1.25	5/19/2014	—	—	—	—
	2/24/2004 (3)	42,140	—	$1.25	2/24/2014	—	—	—	—
	2/19/2003 (3)	97,278	—	$1.25	2/19/2013	—	—	—	—
	8/14/2002 (3)	155,531	—	$1.25	8/14/2012	—	—	—	—
	3/1/2002 (3)	233,742	—	$1.25	3/1/2012	—	—	—	—

(1)	Performance-based options vest upon the attainment of certain earnings targets of the company during applicable fiscal periods over three and one-half fiscal years for options granted in fiscal year 2010 and three fiscal years for options granted in fiscal year 2011 and fiscal year 2012. For a discussion regarding performance-based options, see “Employment Agreements and Severance and Change of Control Benefits—2006 Stock Incentive Plan.”
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
(4)

Restricted stock units fully vest on the 3rd anniversary of the date of grant, subject to continued employment with the company. The market value of shares of restricted stock units is based on the fair market value of the company’s common stock of $3.72 per share as of January 31, 2012. For a discussion regarding restricted stock units, see “Employment Agreements and Severance and Change of Control Benefits—2006 Stock Incentive Plan.”

(5)	Pursuant to the terms of Mr. Pender’s separation agreement with us, we amended certain stock options previously granted to Mr. Pender under the Amended and Restated 1997 Stock Option and Incentive Plan for purposes of extending the post-employment exercise period to the earlier of three years following the termination of his employment or the expiration date of the applicable stock options, and allowing for the payment of the aggregate exercise price through the net exercise of the stock options. Mr. Pender’s vested stock options under the 2006 Stock Incentive Plan remained exercisable for a period of three months following the termination of his employment.

Option Exercises and Stock Vested

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
Executive Officers:
John J. Alves (1)	1,374	$3,201

(1)	On February 14, 2011, Mr. Alves exercised a stock option to acquire 1,374 shares of our common stock for an aggregate exercise price of $1,717.50. The exercise of the stock option was effected through the net exercise of the stock option, with 480 shares applied to the payment of the aggregate exercise price, 377 shares applied to the payment of applicable taxes and withholdings and 517 shares issued to Mr. Alves.

Potential Payments Upon Termination or Change of Control

The tables below reflect the amount of potential payments to each of the Named Executive Officers, other than our former Senior Vice President, Finance and Chief Financial Officer, in the event of termination of employment of the Named Executive Officer assuming that the termination was effective as of January 31, 2012, and include estimates of the amounts which would be paid to each executive officer upon his termination. The amounts below exclude amounts related to stock options that have vested as of January 31, 2012. The actual amount of any severance or change of control benefits to be paid out to a Named Executive Officer can only be determined at the time of the termination of employment of the Named Executive Officer. For a discussion regarding these severance and change of control benefits, see “Employment Agreements and Severance and Change of Control Benefits—Change of Control Agreements.” For a discussion regarding termination benefits to our former Senior Vice President, Finance and Chief Financial Officer, see “Employment Agreements and Severance and Change of Control Benefits—Severance Agreement with our Former Senior Vice President, Finance and Chief Financial Officer.”

John Nugent—President and Chief Executive Officer

Executive Benefits and Payments Upon Termination	Termination Without Cause or Resignation for Good Reason (not in connection with a Change of Control or Sale of Business) (1)	Termination Without Cause or Resignation for Good Reason (in connection with a Change of Control or Sale of Business) (2)	Change of Control or Sale of Business (3)
Compensation:
Base Salary (4)	$—	$550,000	$—
Target Incentive Bonus (5)	—	550,000	—
Equity Grants (6)	—	2,665,867	2,331,572
Benefits:
Health Benefits (7)	—	14,316	—

Total:	$—	$3,780,183	$2,331,572

(1)	Pursuant to Mr. Nugent’s employment agreement with us, our agreement to provide severance benefits (including base salary, target bonus and health coverage) upon termination without cause or resignation for good reason expired on November 2, 2010.
(2)	Represents the benefits to which the executive officer may be entitled if the executive officer was terminated without cause or resigned for good reason within 12 months following a change of control.
(3)	Represents the benefits to which the executive officer may be entitled upon a change of control or sale of business independent of termination of employment.

(4)	Represents the executive officer’s base salary for a period of 12 months.
(5)	Represents the executive officer’s target bonus for a period of 12 months and assumes the change of control occurred on the first day of a fiscal year.
(6)	For termination without cause or resignation for good reason in connection with a change of control, represents (i) for stock options, the excess, if any, of the fair market value of our common stock of $3.72 per share as of January 31, 2012 over the exercise price of unvested time-based and performance-based stock options existing as of January 31, 2012 and (ii) for restricted stock units, the fair market value of our common stock of $3.72 per share as of January 31, 2012. For a change of control independent of termination of employment, represents (i) for time-based stock options, the excess, if any, of the fair market value of our common stock of $3.72 per share as of January 31, 2012 over the exercise price of unvested time-based stock options existing as of January 31, 2012, (ii) for performance-based stock options, the excess, if any, of the fair market value of our common stock of $3.72 per share as of January 31, 2012 over the exercise price of unvested performance-based stock options existing as of January 31, 2012 that failed to vest in fiscal years 2011 and 2012, and (iii) for restricted stock units, the fair market value of our common stock of $3.72 per share as of January 31, 2012. For additional information regarding partial and full acceleration of vesting of stock options and restricted stock units upon a change of control, see “Employment Agreements and Severance and Change of Control Benefits—2006 Stock Incentive Plan.”
(7)	Represents the estimated cost of COBRA continuation for the executive officer’s current health coverage benefits for a period of 12 months.

John J. Alves—Vice President, Finance and Interim Chief Financial Officer

Executive Benefits and Payments Upon Termination	Termination Without Cause or Resignation for Good Reason (not in connection with a Change of Control or Sale of Business)	Termination Without Cause or Resignation for Good Reason (in connection with a Change of Control or Sale of Business) (1)	Change of Control or Sale of Business (2)
Compensation:
Base Salary	—	—	—
Target Incentive Bonus	—	—	—
Equity Grants (3)	—	203,573	$172,714
Benefits:
Health Benefits	—	—	—

Total:	$—	$203,573	$172,714

(1)	Represents the benefits to which the executive officer may be entitled if the executive officer was terminated without cause or resigned for good reason within 12 months following a change of control.
(2)	Represents the benefits to which the executive officer may be entitled upon a change of control or sale of business independent of termination of employment.
(3)

For termination without cause or resignation for good reason in connection with a change of control, represents (i) for stock options, the excess, if any, of the fair market value of our common stock of $3.72 per share as of January 31, 2012 over the exercise price of unvested time-based and performance-based stock options existing as of January 31, 2012 and (ii) for restricted stock units, the fair market value of our common stock of $3.72 per share as of January 31, 2012. For a change of control independent of termination of employment, represents (i) for time-based stock options, the excess, if any, of the fair market value of our common stock of $3.72 per share as of January 31, 2012 over the exercise price of unvested time-based stock options existing as of January 31, 2012, (ii) for performance-based stock options, the excess, if any, of the fair market value of our common stock of $3.72 per share as of January 31, 2012 over the exercise price of unvested performance-based stock options existing as of January 31, 2012 that failed to vest in fiscal years 2011 and 2012, and (iii) for restricted stock units, the fair market value of our common stock of $3.72 per share as of January 31, 2012. For additional information regarding partial and full acceleration of vesting of stock options and restricted stock units upon a change of control, see “Employment Agreements and Severance and Change of Control Benefits—2006 Stock Incentive Plan.”

David Hurwitz—Senior Vice President, Worldwide Marketing

Executive Benefits and Payments Upon Termination	Termination Without Cause or Resignation for Good Reason (not in connection with a Change of Control or Sale of Business)	Termination Without Cause or Resignation for Good Reason (in connection with a Change of Control or Sale of Business) (1)	Change of Control or Sale of Business (2)
Compensation:
Base Salary (3)	$—	$275,000	$—
Target Incentive Bonus (4)	—	137,500	—
Equity Grants (5)	—	491,112	459,111
Benefits:
Health Benefits (6)	—	17,863	—

Total:	$—	$921,475	$459,111

(1)	Represents the benefits to which the executive officer may be entitled if the executive officer was terminated without cause or resigned for good reason within 12 months following a change of control.
(2)	Represents the benefits to which the executive officer may be entitled upon a change of control or sale of business independent of termination of employment.
(3)	Represents the executive officer’s base salary for a period of 12 months.
(4)	Represents the executive officer’s target bonus for a period of 12 months and assumes the change of control occurred on the first day of a fiscal year.
(5)	For termination without cause or resignation for good reason in connection with a change of control, represents (i) for stock options, the excess, if any, of the fair market value of our common stock of $3.72 per share as of January 31, 2012 over the exercise price of unvested time-based and performance-based stock options existing as of January 31, 2012 and (ii) for restricted stock units, the fair market value of our common stock of $3.72 per share as of January 31, 2012. For a change of control independent of termination of employment, represents (i) for time-based stock options, the excess, if any, of the fair market value of our common stock of $3.72 per share as of January 31, 2012 over the exercise price of unvested time-based stock options existing as of January 31, 2012, (ii) for performance-based stock options, the excess, if any, of the fair market value of our common stock of $3.72 per share as of January 31, 2012 over the exercise price of unvested performance-based stock options existing as of January 31, 2012 that failed to vest in fiscal years 2011 and 2012, and (iii) for restricted stock units, the fair market value of our common stock of $3.72 per share as of January 31, 2012. For additional information regarding partial and full acceleration of vesting of stock options and restricted stock units upon a change of control, see “Employment Agreements and Severance and Change of Control Benefits—2006 Stock Incentive Plan.”
(6)	Represents the estimated cost of COBRA continuation for the executive officer’s current health coverage benefits for a period of 12 months.

Edward Malysz—Senior Vice President, General Counsel and Secretary

Executive Benefits and Payments Upon Termination	Termination Without Cause or Resignation for Good Reason (not in connection with a Change of Control or Sale of Business)	Termination Without Cause or Resignation for Good Reason (in connection with a Change of Control or Sale of Business) (1)	Change of Control or Sale of Business (2)
Compensation:
Base Salary (3)	$—	$285,000	$—
Target Incentive Bonus (4)	—	142,500	—
Equity Grants (5)	—	872,573	841,714
Benefits:
Health Benefits (6)	—	21,685	—

Total:	$—	$1,321,758	$841,714

(1)	Represents the benefits to which the executive officer may be entitled if the executive officer was terminated without cause or resigned for good reason within 12 months following a change of control.
(2)	Represents the benefits to which the executive officer may be entitled upon a change of control or sale of business independent of termination of employment.
(3)	Represents the executive officer’s base salary for a period of 12 months.
(4)	Represents the executive officer’s target bonus for a period of 12 months and assumes the change of control occurred on the first day of a fiscal year.
(5)	For termination without cause or resignation for good reason in connection with a change of control, represents (i) for stock options, the excess, if any, of the fair market value of our common stock of $3.72 per share as of January 31, 2012 over the exercise price of unvested time-based and performance-based stock options existing as of January 31, 2012 and (ii) for restricted stock units, the fair market value of our common stock of $3.72 per share as of January 31, 2012. For a change of control independent of termination of employment, represents (i) for time-based stock options, the excess, if any, of the fair market value of our common stock of $3.72 per share as of January 31, 2012 over the exercise price of unvested time-based stock options existing as of January 31, 2012, (ii) for performance-based stock options, the excess, if any, of the fair market value of our common stock of $3.72 per share as of January 31, 2012 over the exercise price of unvested performance-based stock options existing as of January 31, 2012 that failed to vest in fiscal years 2011 and 2012, and (iii) for restricted stock units, the fair market value of our common stock of $3.72 per share as of January 31, 2012. For additional information regarding partial and full acceleration of vesting of stock options and restricted stock units upon a change of control, see “Employment Agreements and Severance and Change of Control Benefits—2006 Stock Incentive Plan.”
(6)	Represents the estimated cost of COBRA continuation for the executive officer’s current health coverage benefits for a period of 12 months.

Director Compensation

During fiscal year 2012, none of our non-executive directors other than Ms. Hackenson and Messrs. Crandall and Davenport received any compensation for services as a director. Mr. Troxel received compensation and benefits as an employee for occasionally providing technical services related to the support of our mainframe software products. The following table contains compensation earned by these directors during the fiscal year ended January 31, 2012. For a discussion regarding director compensation, see Item 10, “Directors, Executive Officers and Corporate Governance—Director Compensation.”

Name	Fees Earned or Paid in Cash ($)	Stock Awards) ($) (1)	Option Awards (2) ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Directors:
L. Dale Crandall	$51,250	$53,100	$8,274	—	—	—	$112,624
Timothy Davenport	$48,750	$53,100	$10,106	—	—	—	$111,956
Elizabeth Hackenson	$48,750	$53,100	$10,106	—	—	—	$111,956
Douglas Troxel (3)	$25,000	—	—	—	—	$20,085	$45,085

(1)	On November 30, 2011, Messrs. Crandall and Davenport, and Ms. Hackenson, were each awarded 15,000 restricted stock units pursuant to our Amended and Restated 2006 Stock Incentive Plan. The stock value listed in this column represents the fair market value of the Company’s stock at $3.54 per share on November 30, 2011, the date of the grant. The restricted stock units will vest in full on the third anniversary of the date of the award.
(2)	On August 24, 2011, Mr. Davenport and Ms. Hackenson were each granted a time-based stock option for 15,000 shares at an exercise price of $3.54 per share, providing for the vesting of all shares on the first anniversary of the date of grant. On November 30, 2011, Mr. Crandall was granted a time-based stock option for 15,000 shares at an exercise price of $3.54 per share, providing for the vesting of all shares on the first anniversary of the date of grant. The stock options will expire ten years from the date of grant. These grants represent annual stock option grants pursuant to the company’s independent director compensation program. Amounts reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 5 to the company’s Consolidated Financial Statements for the year ended January 31, 2012.
(3)	Mr. Troxel received a base salary of $25,000 and reimbursement of life insurance premiums in the amount of $20,085, inclusive of an income tax gross up.

Compensation Committee Interlocks and Insider Participation

Our compensation committee is comprised of Messrs. Kadifa, Morgenfeld and Troxel, who were appointed to the compensation committee in February 2012, February 2009 and May 2006, respectively. Mr. Troxel served as our Chief Technology Officer until the completion of the merger in March 2006, and continues to provide technical services related to the support of our mainframe software products. No interlocking relationship exists between any member of our compensation committee and any member of any other company’s board of directors or compensation committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table contains information as of January 31, 2012 with respect to equity compensation plans under which shares of the company’s common stock are authorized for issuance.

	(A)	(B)	(C)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
Equity compensation plans approved by security holders	8,582,511	$2.79	3,970,302
Equity compensation plans not approved by security holders	—	—	—
Total	8,582,511		3,970,302

(1)	At the time of the merger, certain management participants elected to rollover options to acquire 3,946,529 shares under equity compensation plans that were in effect immediately prior to the merger. The company will not make future grants or awards under these earlier plans. The number of shares to be issued upon the exercise of rollover options outstanding as of January 31, 2012 and the weighted average exercise price of these rollover options are included in Columns A and B. For additional information regarding rollover options, see Item 11, “Executive Compensation—Employment Agreements and Severance and Change of Control Benefits—Rollover Options.”

Beneficial Ownership

The table below sets forth information regarding the estimated beneficial ownership of the shares of common stock of our company as of April 15, 2012. The table sets forth the number of shares beneficially owned, and the percentage ownership, for:

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

Following the merger, the Silver Lake funds (as defined in footnote (2) to the table below) are able to control all actions by our board of directors by virtue of their being able to appoint a majority of our directors, their rights under the stockholders agreement and their beneficial ownership of the only authorized and outstanding share of series A preferred stock to be issued in connection with the merger. Silver Lake Partners II, L.P., one of the Silver Lake funds, holds the one share of series A preferred stock, which ranks senior to our common stock as to rights of payment upon liquidation. This is the only outstanding share of series A preferred stock of the surviving corporation following the completion of the merger. The share of series A preferred stock is not entitled to receive or participate in any dividends. The holder of the series A preferred stock, voting as a separate class, has the right to elect one director for each of Serena and the surviving corporation, and the director designated by the holder of the series A preferred stock is entitled at any meeting of the board of directors to exercise one vote more than all votes entitled to be cast by all other directors at such time.

Except as otherwise noted below, the address for each person listed on the table is c/o Serena Software, Inc., 1900 Seaport Boulevard, Redwood City, California 94063-5587. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws.

Beneficial ownership is determined in accordance with the rules that generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares subject to options held by that person that were exercisable as of April 15, 2012 or will become exercisable within 60 days after such date are deemed outstanding, although the shares are not deemed outstanding for purposes of computing percentage ownership of any other person.

	Shares of Common Stock Beneficially Owned (1)
Name of Beneficial Owner	Number	Percent
Silver Lake funds (2)	66,100,000	67.2%
Douglas D. Troxel (3) (director and former executive officer)	30,825,780	31.3%
L. Dale Crandall (4) (director)	79,444	*
Timothy Davenport (5) (director)	64,444	*
Elizabeth Hackenson (6) (director)	89,444	*
Gregory Hughes (7) (director)	66,100,000	67.2%
George Kadifa (8) (director)	66,100,000	67.2%
Todd Morgenfeld (9) (director)	66,100,000	67.2%
John Nugent (10) (director and executive officer)	961,296	1.0%
John J. Alves (11) (executive officer)	223,469	*
David Hurwitz (12) (executive officer)	74,999	*
Edward Malysz (13) (executive officer)	193,649	*
Robert I. Pender, Jr. (14) (former executive officer)	676,534	*
All directors and executive officers as a group (twelve persons)	99,539,059	98.7%

*	less than 1.0%
(1)	Percentage ownership is based on 98,441,944 shares of common stock outstanding as of April 15, 2012.
(2)	Includes (i) 52,441,064 shares of common stock held by Silver Lake Partners II, L.P. (“SLP II”), (ii) 158,936 shares of common stock held by Silver Lake Technology Investors II, L.P. (“SLTI II”) and (iii) 13,500,000 shares of common stock held by Serena Co-Invest Partners, L.P. (“Serena Co-Invest” and, together with SLP II and SLTI II, the “Silver Lake funds”). SLP II is also the holder of the sole outstanding share of series A preferred stock, which has preferential voting and liquidation rights, as discussed above. Silver Lake Technology Associates II, L.L.C. (“SLTA II”) is the general partner of each of the Silver Lake funds. The address for each of the entities listed in this footnote is c/o Silver Lake Partners, 2775 Sand Hill Road, Suite 100, Menlo Park, California 94025.
(3)	Includes (i) 30,005,780 shares of common stock held by Mr. Troxel as trustee of the Douglas D. Troxel Living Trust and (ii) 820,000 shares of common stock held by Mr. Troxel as trustee of the Change Happens Foundation. Mr. Troxel has the power to vote and dispose of the Change Happens Foundation shares. The address for each of the entities listed in this footnote is c/o Serena Software, Inc., 1900 Seaport Boulevard, Redwood City, California 94063-5587.
(4)	Includes 79,444 shares of common stock issuable pursuant to options that are exercisable or that will become exercisable within 60 days after April 15, 2012.

(5)	Includes 64,444 shares of common stock issuable pursuant to options that are exercisable or that will become exercisable within 60 days after April 15, 2012.
(6)	Includes 89,444 shares of common stock issuable pursuant to options that are exercisable or that will become exercisable within 60 days after April 15, 2012.
(7)	Mr. Hughes is a director of SLTA II. Amounts disclosed for Mr. Hughes are also included above in the amounts disclosed in the table next to “Silver Lake funds.” Mr. Hughes disclaims beneficial ownership in any shares owned directly or indirectly by the Silver Lake funds, except to the extent of any indirect pecuniary interest therein.
(8)	Mr. Kadifa is a director of SLTA II. Amounts disclosed for Mr. Kadifa are also included above in the amounts disclosed in the table next to “Silver Lake funds.” Mr. Kadifa disclaims beneficial ownership in any shares owned directly or indirectly by the Silver Lake funds, except to the extent of any indirect pecuniary interest therein.
(9)	Mr. Morgenfeld is a director of SLTA II. Amounts disclosed for Mr. Morgenfeld are also included above in the amounts disclosed in the table next to “Silver Lake funds.” Mr. Morgenfeld disclaims beneficial ownership in any shares owned directly or indirectly by the Silver Lake funds, except to the extent of any indirect pecuniary interest therein.
(10)	Includes 961,296 shares of common stock issuable pursuant to options that are exercisable or that will become exercisable within 60 days after April 15, 2012.
(11)	Includes 223,469 shares of common stock issuable pursuant to options that are exercisable or that will become exercisable within 60 days after April 15, 2012.
(12)	Includes 74,999 shares of common stock issuable pursuant to options that are exercisable or that will become exercisable within 60 days after April 15, 2012.
(13)	Includes 193,649 shares of common stock issuable pursuant to options that are exercisable or that will become exercisable within 60 days after April 15, 2012.
(14)	Includes 482,015 shares of common stock issuable pursuant to options that are exercisable or that will become exercisable within 60 days after April 15, 2012, and 194,519 shares of common stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Certain Relationships and Related Transactions

Since February 1, 2011, there has not been, nor is there currently planned, any transaction or series of similar transactions to which we were or are a party in which the amount involved exceeds $120,000 and in which any director, executive officer or holder of more than 5% of our capital stock or any member of such persons’ immediate families had or will have a direct or indirect material interest, other than agreements and transactions described under Item 11, “Executive Compensation—Compensation Discussion and Analysis—Employment Agreements and Severance and Change of Control Benefits” and the agreement described under “Silver Lake Management Agreement” and “Letter Agreement Regarding Advancement and Indemnification Rights” below.

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

Letter Agreement Regarding Advancement and Indemnification Rights

On September 14, 2011, we entered into a letter agreement with Silver Lake Group, L.L.C. for purposes of clarifying certain indemnification rights of Silver Lake and its affiliates and any person designated by Silver Lake to serve as a director, officer, board observer, employee, advisor or consultant of Serena. The letter agreement provides, in part, that we will be the indemnitor of first resort and on the primary basis with respect to any matters for which advancement and indemnification are provided by us, and any indemnitee may seek advancement or indemnification from other potential sources of advancement or indemnification or seek insurance coverage under policies maintained by Silver Lake only if and to the extent that we are legally and/or financially unable to pay advancement or indemnification to or on behalf of such indemnitee. The terms of the letter agreement were reviewed and approved by our audit committee in accordance with our policy regarding related party transactions.

Director Independence

Our board of directors has determined that Messrs. Crandall and Davenport and Ms. Hackenson qualify as independent directors within the meaning of Nasdaq Marketplace Rule 5605(a), which is the definition used by the board of directors for determining the independence of its directors. Messrs. Crandall and Davenport and Ms. Hackenson are our only independent directors. Mr. Morgenfeld, who is a member of our audit committee and our compensation committee, Mr. Troxel who is a member of our compensation committee and our nominating committee, Mr. Kadifa, who is the chair of our board and a member of our compensation committee and nominating committee, Mr. Hughes, who is a member of our strategic and operations committee, and Mr. Nugent, are not independent directors. Our board of directors is not comprised of a majority of independent directors, and its committees are not comprised solely of independent directors, because we are a privately held company and not subject to applicable listing standards. The terms of the stockholders agreement require that certain members of our board of directors be comprised of persons affiliated with our company, the Silver Lake investors and the Troxel investors. In addition, the single share of series A preferred stock held by Silver Lake Partners II, L.P. entitles the holder to designate one director with the power to cast one more vote than all votes entitled to be cast by all other directors. For a description of the terms of the stockholders agreement, see Item 10, “Directors, Executive Officers and Corporate Governance—Board Composition.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Auditors’ Fees

The following table shows the fees for professional audit services rendered by KPMG LLP for the audit of our annual financial statements and review of our interim financial statements for fiscal years 2011 and 2012 (in thousands).

	Fiscal Years Ended January 31,
Fees	2011	2012
Audit Fees (1)	$1,062	$1,013

(1)	Fiscal year 2011 consists of services rendered in connection with the audit of our annual financial statements ($925,000) and statutory audits ($137,000). Fiscal year 2012 consists of services rendered in connection with the audit of our annual financial statements ($900,000) and statutory audits ($112,600).

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

Our audit committee pre-approves all audit and permissible non-audit services provided by our independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Our audit committee has adopted a policy and related procedures for the pre-approval of services provided by our independent registered public accounting firm. The policy requires that, before we engage the services of our independent registered accounting firm, our Interim Chief Financial Officer must confirm that the engagement has been pre-approved by our audit committee. Engagements for services with estimated fees of $100,000 or less may be pre-approved by the chairperson of the audit committee, and our audit committee will be informed of pre-approved engagements at its next regularly scheduled meeting. All of the services relating to the fees described in the table above were approved by our audit committee.

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

3. Index of Exhibits:

Exhibit No.	Exhibit Description

3.1	Restated Certificate of Incorporation of Serena Software, Inc. (incorporated by reference to Exhibit 3.01 to the registrant’s current report on Form 8-K (File No. 000-25285), filed with the SEC on August 21, 2006)

3.2	Bylaws of Serena Software, Inc. (incorporated by reference to Exhibit 3.02 to the registrant’s current report on Form 8-K (File No. 000-25285), filed with the SEC on August 21, 2006)

4.1	Indenture between Serena Software, Inc., Spyglass Merger Corp. and The Bank of New York, as Trustee dated March 10, 2006 (incorporated by reference to Exhibit 99.B(2) to the registrant’s amended Schedule 13E-3 (File No. 005-58055), filed with the SEC on March 15, 2006)

4.2	Registration Rights Agreement among Serena Software, Inc., Spyglass Merger Corp., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Lehman Brothers Inc. dated March 10, 2006 (incorporated by reference to Exhibit 18 to the amended Schedule 13D (File No. 005-58055), filed by Silver Lake Partners II, L.P. with the SEC on March 16, 2006)

4.3	Form of 10 3/8% Senior Subordinated Note due 2016 (included in Exhibit 4.1)

10.1	Sublease dated December 5, 2007 between Nuance Communications, Inc. and Serena Software, Inc. (for current headquarter facilities located in Redwood City, California) (incorporated by reference to Exhibit 10.3 to the registrant’s annual report on Form 10-K (File No. 000-25285), filed with the SEC on April 21, 2008)

10.2	Consent to Sublease dated December 14, 2007 among VII Pac Shores Investors, LLC, Nuance Communications, Inc. and Serena Software, Inc. (for current headquarter facilities located in Redwood City, California) (incorporated by reference to Exhibit 10.4 to the registrant’s annual report on Form 10-K (File No. 000-25285), filed with the SEC on April 21, 2008)

10.3†	Office Lease dated March 16, 2012 between Legacy Partners II San Mateo Plaza, LLC and Serena Software, Inc. (for new headquarter facilities located in San Mateo, California)

Exhibit No.	Exhibit Description

10.4	Amendment Agreement dated as of March 2, 2011 among Serena Software, Inc., the lending institutions party to the Credit Agreement dated as of March 10, 2006, and Barclays Bank PLC, as Administrative Agent, Collateral Agent, Swingline Lender and Letter of Credit Issuer to the Credit Agreement dated as of March 10, 2006

10.5	Amended and Restated Credit Agreement among Serena Software, Inc., Barclays Bank PLC, as Administrative Agent and Collateral Agent, Barclays Capital, as Lead Arranger, Bookrunner and Syndication Agent, and the lending institutions from time to time parties thereto, dated as of March 2, 2011

10.6	Amended and Restated Security Agreement among Serena Software, Inc. and Barclays Bank PLC, as Collateral Agent, dated as of March 2, 2011

10.7	Amended and Restated Pledge Agreement among Serena Software, Inc. and Barclays Bank PLC, as Collateral Agent, dated as of March 2, 2011

10.8†	Extension Agreement and Amendment No. 1 among Serena Software, Inc., Barclays Bank PLC, as Administrative Agent and Collateral Agent, and the lending institutions from time to time parties thereto, dated as of April 12, 2012

10.9	Stockholders Agreement among Spyglass Merger Corp., Silver Lake Partners II, L.P., Silver Lake Technology Investors II, L.P., Serena Co-Invest Partners, L.P., Integral Capital Partners VII, L.P., Douglas D. Troxel Living Trust, Change Happens Foundation and Douglas D. Troxel dated as of March 10, 2006 (incorporated by reference to Exhibit 22 to the amended Schedule 13D (File No. 005-58055), filed by Silver Lake Partners II, L.P. with the SEC on March 16, 2006)

10.10	Management Stockholders Agreement, dated as of March 7, 2006, among Spyglass Merger Corp., Silver Lake Partners II, L.P., Silver Lake Technology Investors II, L.P. and the Initial Management Investors named therein (incorporated by reference to Exhibit 23 to the amended Schedule 13D (File No. 005-58055), filed by Silver Lake Partners II, L.P. with the SEC on March 16, 2006)

10.11	Management Agreement between Spyglass Merger Corp. and Silver Lake Technology Management, L.L.C. dated as of November 11, 2005 (incorporated by reference to Exhibit 10.19 to the registrant’s registration statement on Form S-4 (File No. 333-133641), filed by the registrant with the SEC on April 28, 2006)

10.12	Letter Agreement re: Advancement and Indemnification Rights between Serena Software, Inc. and Silver Lake Group LLC dated September 14, 2011 (incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q (File No. 000-25285), filed by the registrant with the SEC on September 14, 2011)

10.13*	Amended and Restated 1997 Stock Option Plan (incorporated by reference to Exhibit 10.2A to the registrant’s registration statement on Form S-1 (Registration No. 333-67761), filed with the SEC on February 11, 1999)

10.14*	Form of Option Agreement under the Amended and Restated 1997 Stock Option Plan (incorporated by reference to Exhibit 10.2B to the registrant’s registration statement on Form S-1 (Registration No. 333-67761), filed with the SEC on February 11, 1999)

10.15*	Form of Stock Option Buyout under the Amended and Restated 1997 Stock Option Plan (incorporated by reference to Exhibit 10.01 to the registrant’s quarterly report on Form 10-Q (File No. 000-25285), filed by the registrant with the SEC on September 12, 2008)

10.16*	Form of Notice of Exercise under the Amended and Restated 1997 Stock Option Plan (incorporated by reference to Exhibit 10.01 to the registrant’s quarterly report on Form 10-Q (File No. 000-25285), filed by the registrant with the SEC on December 12, 2008)

Exhibit No.	Exhibit Description

10.17*	2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.24 to the registrant’s amended registration statement on Form S-4/A (File No. 333-133641), filed by the registrant with the SEC on July 28, 2006)

10.18*	Form of 2006 Stock Option Grant—Time Options (incorporated by reference to Exhibit 10.25 to the registrant’s registration statement on Form S-4 (File No. 333-133641), filed by the registrant with the SEC on April 28, 2006)

10.19*	Form of 2006 Stock Option Grant—Time/Performance Options (incorporated by reference to Exhibit 10.26 to the registrant’s registration statement on Form S-4 (File No. 333-133641), filed by the registrant with the SEC on April 28, 2006)

10.20*	Restricted Stock Agreement between Spyglass Merger Corp. and Robert I. Pender, Jr. dated as of March 10, 2006 (incorporated by reference to Exhibit 25 to the amended Schedule 13D (File No. 005-58055), filed by Silver Lake Partners II, L.P. with the SEC on March 16, 2006)

10.21*	Amended and Restated 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K (File No. 000-25285) filed by registrant with the SEC on September 24, 2009)

10.22*	Form of Time and Performance Option Agreement under the Amended and Restated 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the registrant’s current report on Form 8-K (File No. 000-25285) filed by registrant with the SEC on November 5, 2009)

10.23*	Form of Time Option Agreement under the Amended and Restated 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.19 to the registrant’s annual report on Form 10-K (File No. 000-25285), filed by the registrant with the SEC on April 30, 2010)

10.24*	Form of Restricted Stock Unit Agreement under the Amended and Restated 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K (File No. 000-25285) filed by registrant with the SEC on September 24, 2009)

10.25*	Employment Agreement between Serena Software, Inc. and John Nugent dated October 28, 2009 (incorporated by reference to Exhibit 10.21 to the registrant’s annual report on Form 10-K (File No. 000-25285), filed by the registrant with the SEC on April 30, 2010)

10.26*	Employment Agreement between Serena Software, Inc. and Robert I. Pender, Jr. dated as of March 10, 2006 (incorporated by reference to Exhibit 10.21 to the registrant’s registration statement on Form S-4 (File No. 333-133641), filed by the registrant with the SEC on April 28, 2006)

10.27*	Amendment No. 1 to Employment Agreement between Serena Software, Inc. and Robert I. Pender, Jr. dated as of December 31, 2008 (incorporated by reference to Exhibit 10.20 to the registrant’s annual report on Form 10-K (File No. 000-25285) filed by the registrant with the SEC on May 1, 2009)

10.28*	Form of Change in Control Agreement (incorporated by reference to Exhibit 10.18 to the registrant’s annual report on Form 10-K (File No. 000-25285), filed by the registrant with the SEC on April 30, 2007)

10.29*	Form of Amendment No. 1 to Change in Control Agreement dated as of December 31, 2008 (incorporated by reference to Exhibit 10.23 to the registrant’s annual report on Form 10-K (File No. 000-25285) filed by the registrant with the SEC on May 1, 2009)

10.30*	Agreement and Release between Serena Software, Inc. and Robert I. Pender, Jr. dated July 31, 2011(incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K (File No. 000-25285) filed by registrant with the SEC on August 4, 2011)

Exhibit No.	Exhibit Description

10.31*	FY 2012 Executive Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K (File No. 000-25285) filed by registrant with the SEC on June 8, 2011)

10.32*	FY 2012 Management Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K (File No. 000-25285) filed by registrant with the SEC on August 4, 2011)

10.33*†	FY 2013 Executive Annual Incentive Plan

10.34*†	FY 2013 Management Annual Incentive Plan

12.1†	Statement of Computation of Ratio of Earnings to Fixed Charges

14.1	Financial Code of Ethics (incorporated by reference to Exhibit 14.1 to the registrant’s annual report on Form 10-K (File No. 000-25285), filed by the registrant with the SEC on April 30, 2007)

21.1†	List of Subsidiaries of Serena Software, Inc.

24.1†	Powers of Attorney (included on signature page)

31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1††	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2††	Certification of Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†††	XBRL Instance Document.

101.SCH†††	XBRL Taxonomy Extension Schema Document.

101.CAL†††	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB†††	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE†††	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF†††	XBRL Taxonomy Extension Definition Linkbase Document.

*	Indicates a management contract or compensatory plan or arrangement.
†	Exhibit is filed herewith.
††	Exhibit is furnished rather than filed, and will not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.
†††	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under such section.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 2012.

SERENA SOFTWARE, INC.

By:	/s/ JOHN NUGENT
John Nugent President and Chief Executive Officer

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints John Nugent, John J. Alves and Edward Malysz, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file, any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his or her substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of April 30, 2012.

Signature	Title

/s/ JOHN NUGENT (John Nugent)	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ JOHN J. ALVES (John J. Alves)	Vice President, Finance, Chief Accounting Officer and Interim Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ GEORGE KADIFA (George Kadifa)	Director and Chairman of the Board

/s/ L. DALE CRANDALL (L. Dale Crandall)	Director

/s/ ELIZABETH HACKENSON (Elizabeth Hackenson)	Director

(Greg Hughes)	Director

/s/ TODD MORGENFELD (Todd Morgenfeld)	Director

/s/ TIMOTHY DAVENPORT (Timothy Davenport)	Director

/s/ DOUGLAS D. TROXEL (Douglas D. Troxel)	Director

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

SERENA Software, Inc.:

We have audited the accompanying consolidated balance sheets of Serena Software, Inc. and subsidiaries as of January 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended January 31, 2012. These consolidated financial statements are the responsibility of Serena Software, Inc. and subsidiaries management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Serena Software, Inc. and subsidiaries as of January 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended January 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Santa Clara, California

April 30, 2012

SERENA SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	January 31, 2011	January 31, 2012
ASSETS
Current assets
Cash and cash equivalents	$126,374	$109,688
Accounts receivable, net of allowance of $1,095 and $963 at January 31, 2011 and 2012, respectively	22,903	23,747
Deferred taxes, net	4,456	5,015
Prepaid expenses and other current assets	6,152	7,779

Total current assets	159,885	146,229
Property and equipment, net	3,602	4,879
Goodwill	462,400	462,400
Other intangible assets, net	118,249	77,264
Other assets	3,901	3,600

Total assets	$748,037	$694,372

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$7,500	$—
Accounts payable	2,438	1,515
Income taxes payable	2,395	683
Accrued expenses	22,291	18,916
Accrued interest on term loan and subordinated notes	8,241	8,799
Deferred revenue	68,946	68,861

Total current liabilities	111,811	98,774
Deferred revenue, net of current portion	10,246	9,443
Long-term liabilities	4,036	5,423
Deferred taxes	36,714	20,835
Term loan	308,500	308,500
Revolving term credit facility	35,000	—
Senior subordinated notes	134,265	134,265

Total liabilities	640,572	577,240

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized and no shares issued and outstanding at January 31, 2011 and 2012	—	—
Series A Preferred stock, $0.01 par value; 1 share authorized, issued and outstanding at January 31, 2011 and 2012	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 98,389,625 and 98,392,478 shares issued and outstanding at January 31, 2011 and 2012, respectively	984	984
Additional paid-in capital	515,182	516,578
Accumulated other comprehensive loss	(900)	(1,573)
Accumulated deficit	(407,801)	(398,857)

Total stockholders’ equity	107,465	117,132

Total liabilities and stockholders’ equity	$748,037	$694,372

See accompanying notes to consolidated financial statements.

SERENA SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	Fiscal Years Ended January 31,
	2010	2011	2012
Revenue:
Software licenses	$49,397	$51,382	$54,913
Maintenance	152,464	143,974	141,669
Professional services	22,153	19,030	22,959

Total revenue	224,014	214,386	219,541

Cost of revenue:
Software licenses	3,253	1,380	2,632
Maintenance	12,585	11,545	11,452
Professional services	21,164	18,151	21,643
Amortization of acquired technology and impairment of intangibles	41,415	33,695	3,672

Total cost of revenue	78,417	64,771	39,399

Gross profit	145,597	149,615	180,142

Operating expenses:
Sales and marketing	57,488	55,602	61,247
Research and development	32,737	31,584	26,925
General and administrative	16,600	15,939	14,033
Amortization of intangible assets	36,813	36,813	36,796
Restructuring, acquisition and other charges	7,796	5,332	2,974
Goodwill adjustments	—	1,433	—

Total operating expenses	151,434	146,703	141,975

Operating (loss) income	(5,837)	2,912	38,167

Other income (expense):
Interest income	437	212	168
Gain (loss) on early extinguishment of debt	4,602	(243)	—
Interest expense	(33,048)	(24,633)	(25,625)
Change in fair value of derivative instrument	4,277	1,616	—
Amortization and write-off of debt issuance costs	(2,158)	(1,857)	(1,361)
Amend and extend transaction fees	—	—	(1,487)

Total other income (expense)	(25,890)	(24,905)	(28,305)

(Loss) income before income taxes	(31,727)	(21,993)	9,862
Income tax (benefit) expense	(18,705)	(12,437)	918

Net (loss) income	$(13,022)	$(9,556)	$8,944

See accompanying notes to consolidated financial statements.

SERENA SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 31, 2009	98,537,147	985	510,379	1,408	(385,223)	127,549
Components of comprehensive (loss):
Net (loss)	—	—	—	—	(13,022)	(13,022)
Change in foreign currency translation	—	—	—	(1,390)	—	(1,390)

Total comprehensive (loss)	—	—	—	—	—	(14,412)
Common stock options exercised	6,028	—	21	—	—	21
Repurchase of common stock	(61,534)	—	(212)	—	—	(212)
Repurchases of option rights under employee stock option plan	—	—	(577)	—	—	(577)
Cash option exchange	—	—	(84)	—	—	(84)
Amortization of stock-based compensation	—	—	2,854	—	—	2,854
Tax shortfall from employee stock plans	—	—	(173)	—	—	(173)

Balance as of January 31, 2010	98,481,641	985	512,208	18	(398,245)	114,966
Components of comprehensive (loss):
Net (loss)	—	—	—	—	(9,556)	(9,556)
Change in foreign currency translation	—	—	—	(537)	—	(537)
Currency translation gain from liquidation of foreign entities included in net loss	—	—	—	(381)	—	(381)

Total comprehensive (loss)	—	—	—	—	—	(10,474)
Common stock options exercised	20,665	—	24	—	—	24
Repurchase of common stock	(112,681)	(1)	(346)	—	—	(347)
Repurchases of option rights under employee stock option plan	—	—	(61)	—	—	(61)
Amortization of stock-based compensation	—	—	3,585	—	—	3,585
Tax shortfall from employee stock plans	—	—	(228)	—	—	(228)

Balance as of January 31, 2011	98,389,625	984	515,182	(900)	(407,801)	107,465
Components of comprehensive income (loss):
Net income	—	—	—	—	8,944	8,944
Change in foreign currency translation	—	—	—	(673)	—	(673)

Total comprehensive income (loss)	—	—	—	—	—	8,271
Common stock options exercised	2,853	—	3	—	—	3
Repurchases of option rights under employee stock option plan	—	—	(2)	—	—	(2)
Amortization of stock-based compensation	—	—	1,395	—	—	1,395

Balance as of January 31, 2012	98,392,478	$984	$516,578	$(1,573)	$(398,857)	$117,132

See accompanying notes to consolidated financial statements.

SERENA SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Years Ended January 31,
	2010	2011	2012
Cash flows from operating activities:
Net (loss) income	$(13,022)	$(9,556)	$8,944
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization of acquired technology and other intangibles, and impairment of other intangibles	83,538	73,535	43,273
Deferred income taxes	(26,165)	(25,343)	(16,123)
Tax shortfall from employee stock plans	(173)	(228)	—
(Gain) loss on early extinguishment of debt	(4,602)	243	—
Interest expense on term credit facility and subordinated notes, net of interest paid	(452)	(521)	634
Fair market value adjustment on the interest rate swap	(4,277)	(1,616)	—
Amortization and write-off of debt issuance costs	2,158	1,857	2,848
Stock-based compensation	2,854	3,585	1,395
Acquisition, restructure and other charges	—	(380)	—
Goodwill adjustments	—	1,433	—
Changes in operating assets and liabilities:
Accounts receivable	5,662	1,896	(844)
Prepaid expenses and other assets	289	(801)	(2,215)
Accounts payable	(717)	778	(825)
Income taxes payable	(4,104)	1,116	(943)
Accrued expenses	1,044	(429)	(3,010)
Deferred revenue	(3,283)	450	(889)

Net cash provided by operating activities	38,750	46,019	32,245

Cash flows used in investing activities:
Capital expenditures	(760)	(2,385)	(3,489)
Capital expenditures for internal use software	(3,567)	(403)	(313)
Cash paid in acquisitions, net of cash received	(400)	—	—

Net cash used in investing activities	(4,727)	(2,788)	(3,802)

Cash flows provided by (used in) financing activities:
Amend and extend transaction fees	—	—	(1,957)
Common stock repurchased under stock repurchase plans	(212)	(347)	—
Repurchase of option rights under employee stock option plan	(661)	(63)	(2)
Exercise of stock options under employee stock option plan	21	24	3
Principal payments and early extinguishments under the term credit facility and senior subordinated notes	(21,829)	(40,930)	(42,500)

Net cash provided by (used in) financing activities	(22,681)	(41,316)	(44,456)

Effect of exchange rate changes on cash and cash equivalents	(1,390)	(537)	(673)

Net increase (decrease) in cash and cash equivalents	9,952	1,378	(16,686)
Cash and cash equivalents at beginning of year	115,044	124,996	126,374

Cash and cash equivalents at end of year	$124,996	$126,374	$109,688

Supplemental disclosures of cash flow information:
Income taxes paid, net of refunds	$11,288	$11,042	$18,303

Interest expense paid	$33,500	$25,154	$24,991

See accompanying notes to condensed consolidated financial statements.

SERENA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended January 31, 2010, 2011 and 2012

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

(c)    Correction of Immaterial Errors

In fiscal 2012, the Company identified certain errors related to overstated income tax accruals of approximately $3.9 million that originated in fiscal 2009. Management concluded that the effect of correcting these errors is not material to fiscal 2009 but would have been material if corrected in fiscal 2012. Accordingly, financial data as of and for the fiscal years ended January 31, 2009, 2010 and 2011 have been revised to reflect the correction of these errors.

(d)    Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Serena has prepared the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America.

(e)    Foreign Currency Translation

The functional currencies of the Company’s foreign subsidiaries are primarily the British Pound in the United Kingdom and the Euro in Europe, and to a lesser extent, other currencies including the Swiss Franc, Swedish Krona and Danish Krone in Europe, the Singapore Dollar, Australian Dollar, Japanese Yen, Indian Rupee and South-Korean Won in Asia and the Pacific Rim, and the Brazilian Real in Latin America. These foreign subsidiaries’ financial statements are translated using current exchange rates for balance sheet accounts and average rates during the period for income statement accounts. Translation adjustments are recorded as components of other comprehensive income (loss) in the consolidated statements of stockholders’ equity. Foreign currency transaction gains and losses are included in operating expenses, and have not been material to date.

SERENA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2010, 2011 and 2012

(1)    Description of Business and Summary of Significant Accounting Policies—(Continued)

(f)    Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. As of January 31, 2011 and 2012, cash equivalents consisted of money market funds.

The Company has classified its investments as “available-for-sale.” These investments are carried at fair value, based on quoted market prices, and unrealized gains and losses are recorded as components of other comprehensive income (loss) in the consolidated statements of stockholders’ equity. Investments deemed to be other-than-temporarily impaired would be recorded as other losses in the consolidated statements of operations. Historically, unrealized losses have been insignificant and the Company has not characterized any of its investments as other-than-temporarily impaired. Realized gains and losses upon sale or maturity of these investments are determined using the specific identification method and are recorded as other income or loss in the consolidated statements of operations.

Interest income consists principally of earnings generated from interest-bearing accounts held by the Company.

Cash and cash equivalents consisted of the following as of January 31, 2011 and 2012 (in thousands):

	As of January 31, 2011			As of January 31, 2012
	Cost	Unrealized Losses	Fair Market Value	Cost	Unrealized Losses	Fair Market Value
Cash and Cash Equivalents:
Cash	$23,571	$—	$23,571	$31,019	$—	$31,019
Money Market Funds	102,803	—	102,803	78,669	—	78,669

	$126,374	$—	$126,374	$109,688	$—	$109,688

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

	Balance at Beginning of Period	Additions- Charges to Expenses	(a) Deductions & Write- offs	Balance at End of Period
	(in thousands)
Year Ended January 31, 2010:
Allowance for doubtful accounts	$649	$898	$(67)	$1,480
Year Ended January 31, 2011:
Allowance for doubtful accounts	$1,480	$50	$(435)	$1,095
Year Ended January 31, 2012:
Allowance for doubtful accounts	$1,095	$4	$(136)	$963

(a)	Deductions related to the allowance for doubtful accounts represent amounts written off against the allowance.

SERENA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2010, 2011 and 2012

(1)    Description of Business and Summary of Significant Accounting Policies—(Continued)

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

For website development costs and the development costs related to the Company’s on-demand application services, the Company capitalized qualifying computer software costs, incurred during the application development stage. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. The Company capitalized $3.6 million of such costs in the fiscal year ended January 31, 2010. No such costs were capitalized in the fiscal years ended January 31, 2011 and 2012. The Company has also capitalized certain other costs totaling $0.0 million, $0.4 million and $0.3 million in fiscal 2010, 2011 and 2012, respectively, associated with computer software it has acquired for internal use. These capitalized costs will be amortized on a straight line basis over the expected useful life of the software, ranging from three to five years, beginning on the date the application becomes available for its intended use.

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

SERENA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2010, 2011 and 2012

(1)    Description of Business and Summary of Significant Accounting Policies—(Continued)

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

The Company completed this test during the fourth quarters of fiscal year 2010, 2011 and 2012 and did not record an impairment loss on goodwill in any of those fiscal years.

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

SERENA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2010, 2011 and 2012

(1)    Description of Business and Summary of Significant Accounting Policies—(Continued)

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

Delivery has occurred. Serena’s software is physically or electronically delivered to the customer. If an arrangement includes undelivered products or services that are essential to the functionality of the delivered product, or includes acceptance criteria, delivery is not considered to have occurred until these essential products or services are delivered and acceptance criteria are met.

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

For multiple element arrangements (e.g., license and maintenance), revenue is allocated to each component of the contract based on vendor specific objective evidence (“VSOE”) of its fair value, which is the price charged when the elements are sold separately. VSOE must exist for the undelivered elements to allocate the total fee among all delivered and non-essential undelivered elements of the arrangement. Since VSOE of fair value has been established for maintenance but not for software licenses, the residual method is used to allocate revenue to the license portion of multiple-element arrangements.

Our VSOE for certain elements of an arrangement is based upon the pricing in comparable transactions when the element is sold separately or through the existence of stated renewal rates. VSOE for post contract support services are primarily based upon customer renewal history where the services are sold separately. VSOE for professional services is also based upon the price charged when the services are sold separately.

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

SERENA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2010, 2011 and 2012

(1)    Description of Business and Summary of Significant Accounting Policies—(Continued)

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

SERENA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2010, 2011 and 2012

(1)    Description of Business and Summary of Significant Accounting Policies—(Continued)

Geographic information

	Fiscal Years Ended January 31,
	2010	2011	2012
	(in thousands)
Revenues:
United States of America:
Software licenses	$32,008	$31,075	$32,817
Maintenance and professional services	120,848	111,679	110,218

Total United States of America	152,856	142,754	143,035

Europe, Asia and South America:
Software licenses	17,389	20,307	22,096
Maintenance and professional services	53,769	51,325	54,410

Total Europe, Asia and South America	71,158	71,632	76,506

Total	$224,014	$214,386	$219,541

The Company operates in the United States of America, Europe, the Asia Pacific region and Latin America. In general, revenues are attributed to the country in which the contract originates.

	As of January 31,
	2011	2012
	(In thousands)
Property and equipment:
United States of America	$1,964	$2,909
Europe, Asia and South America	1,638	1,970

Total	$3,602	$4,879

Other information

In each of the fiscal years ended January 31, 2010, 2011 and 2012, 58% of the Company’s total software license revenue came from the Company’s distributed systems products and 42% came from the Company’s mainframe products.

Major customers

No customer accounted for 10% or more of consolidated revenues in fiscal 2010, 2011 or 2012.

(q)    Advertising

Advertising costs are expensed as incurred. Advertising expense is included in sales and marketing expense and amounted to $3.8 million, $3.1 million and $3.5 million in the fiscal years ended January 31, 2010, 2011 and 2012, respectively.

SERENA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2010, 2011 and 2012

(1)    Description of Business and Summary of Significant Accounting Policies—(Continued)

(r)    Recently Issued Accounting Standards

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-08, Intangibles—Goodwill and Other (Topic 350)—Testing Goodwill for Impairment (ASU 2011-08), to allow an entity to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU 2011-08 is effective for fiscal years beginning after December 15, 2011, and early adoption is permitted. The implementation of this accounting guidance is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income (ASU 2011-05), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. ASU 2011-05 is effective for interim and annual periods beginning on or after December 15, 2011. The implementation of this accounting guidance is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

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

SERENA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2010, 2011 and 2012

(2)    Property and Equipment

Property and equipment, with economic useful lives ranging from three years to five years, consisted of the following (in thousands):

	As of January 31,
	2011	2012
Computers and equipment	$10,047	$10,273
Furniture and fixtures	7,117	7,691

	17,164	17,964
Less: accumulated depreciation	13,562	13,085

	$3,602	$4,879

Depreciation expense was $5.3 million, $3.0 million and $2.8 million in fiscal year 2010, 2011 and 2012, respectively.

(3)    Goodwill and Other Intangible Assets

(a)    Goodwill:

The change in the carrying amount of goodwill for the fiscal years ended January 31, 2011 and 2012 is as follows (in thousands):

Balance as of January 31, 2010	$464,331
Correction of immaterial error—purchase accounting allocation for the Projity acquisition	(1,931)

Balance as of January 31, 2011	462,400
No adjustments to carrying amount	—

Balance as of January 31, 2012	$462,400

(b)    Other Intangible Assets:

Other intangible assets are comprised of the following (in thousands):

	As of January 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Acquired technology	$178,699	$(175,027)	$3,672
Customer relationships	278,900	(171,014)	107,886
Trademark/Trade name portfolio	14,300	(8,779)	5,521
Capitalized software	6,346	(5,176)	1,170

Total	$478,245	$(359,996)	$118,249

SERENA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2010, 2011 and 2012

(3)    Goodwill and Other Intangible Assets—(Continued)

	As of January 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Acquired technology	$178,699	$(178,699)	$—
Customer relationships	278,900	(206,030)	72,870
Trademark/Trade name portfolio	14,300	(10,559)	3,741
Capitalized software	6,649	(5,996)	653

Total	$478,548	$(401,284)	$77,264

Estimated amortization expense:
For year ending January 31, 2013	$36,625
For year ending January 31, 2014	36,518
For year ending January 31, 2015	4,121
Thereafter	—

Total	$77,264

As of January 31, 2012, the weighted average remaining amortization period for customer relationships is 25 months; trademark/trade name portfolio is 25 months; and capitalized software is 18 months. The total weighted average remaining amortization period for all identifiable intangible assets is 15 months. Aggregate amortization expense of acquired technology was $41.4 million, $33.7 million and $3.7 million in the fiscal years ended January 31, 2010, 2011 and 2012, respectively. Aggregate amortization expense of other intangible assets was $36.8 million in each of the fiscal years in the three year period ended January 31, 2012. Aggregate amortization expense of acquired technology in fiscal year 2010 included a charge for impairment of intangibles totaling $6.8 million. There were no impairment charges in fiscal year 2011 or 2012.

(4)    Accrued Expenses

(a)    Total Accrued Expenses

Total accrued expenses consisted of the following (in thousands):

	As of January 31,
	2011	2012
Management incentive bonuses and commissions	$6,054	$5,056
Payroll-related items	4,771	4,911
Royalties	405	52
Restructuring charges and accruals (Note 4(b))	1,810	230
Other	9,251	8,667

	$22,291	$18,916

(b)    Restructuring Charges and Accruals:

In March 2010 and again in February 2011, in response to the general weakening of the worldwide economy, an expected continued slowdown in IT spending and a decline in the Company’s license revenue, the Company announced and began to execute plans to reduce its workforce by approximately 5%, or 33 positions,

SERENA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2010, 2011 and 2012

(4)    Accrued Expenses—(Continued)

and 5%, or 28 positions, respectively, affecting all parts of the organization. The Company has realized and expects to continue to realize cost savings going forward as a result of these restructurings and other cost saving initiatives. These restructurings are substantially complete, and in connection with these actions, the Company recorded restructuring charges in the fiscal years ended January 31, 2011 and 2012 consisting principally of severance, payroll taxes and other employee benefits totaling $2.0 million and $0.0 million, respectively, and facilities closures, legal and other miscellaneous costs totaling $0.6 million and $0.2 million, respectively. The nature of the restructuring charges and the amounts paid and accrued as of January 31, 2011 and 2012 are summarized as follows (in thousands):

	Severance, payroll taxes and other employee benefits (1)	Facilities closures, legal and other miscellaneous (2)	Total restructuring charges and accruals
Balances as of January 31, 2010	$84	$1,682	$1,766
Accrued	1,998	600	2,598
Paid	(735)	(1,493)	(2,228)
Adjustments (3)	—	(326)	(326)

Balances as of January 31, 2011	1,347	463	1,810
Accrued	—	163	163
Paid	(1,347)	(565)	(1,912)

Balances as of January 31, 2012	$—	$61	$61

(1)	The February 2011 reduction in workforce plan was substantially in place and committed to by management prior to the beginning of the first fiscal quarter ended April 30, 2011. Accordingly, severance, payroll taxes and other employee benefits associated with this plan totaling $1.3 million were accrued in the fourth fiscal quarter ended January 31, 2011.
(2)	For the fiscal years ended January 31, 2011 and 2012, contract termination costs accrued related to abandoned facility leases totaled $0.4 million and $0.2 million, respectively, and legal and other miscellaneous costs accrued totaled $0.2 million and $0.0 million, respectively. As of January 31, 2012, contract termination costs accrued related to abandoned facility leases will be paid out over the remaining lease terms ranging from 1 month to 6 months.
(3)	The adjustment in fiscal year 2011 was the result of actual sub-lease income on an abandoned facility being higher than originally estimated.

Restructuring accruals at January 31, 2011 and 2012 totaling $1.8 million and $0.1 million, respectively, are reflected in accrued expenses in the Company’s consolidated balance sheets.

SERENA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2010, 2011 and 2012

(4)    Accrued Expenses—(Continued)

The agreements underlying the Company’s senior subordinated notes and the Credit Facility include financial covenants based on Adjusted EBITDA and restructuring, acquisition and other charges are a component of that computation. These charges have been included as a separate line within operating expenses in the Company’s consolidated statements of operations and are categorized as follows for the fiscal years ended January 31, 2010, 2011 and 2012 (in thousands):

	Fiscal Years Ended January 31,
	2010	2011	2012
Sponsor fees, administration fees and other costs related to the Merger and the issuance of debt	$1,226	$1,238	$1,240
Restructuring charges consisting principally of severance, payroll taxes and other employee benefits, facilities closures and legal and other miscellaneous costs	5,579	2,272	163
Other redundancy costs not related to our restructuring plans including severance and other employee related costs, costs to establish or liquidate entities, and other miscellaneous costs not part of ongoing operations	991	1,822	1,571

Total restructuring, acquisition and other charges	$7,796	$5,332	$2,974

(5)    Stock-Based Compensation

2006 Stock Incentive Plan

Following the completion of the Merger on March 10, 2006, the Company established a new stock incentive plan, the 2006 Stock Incentive Plan (the “2006 Plan”), governing, among other things, the grant of options, restricted stock units, and other forms of share-based payments covering shares of the Company’s common stock to our employees (including officers), directors and consultants. The Company’s common stock representing 12% of outstanding common stock on a fully diluted basis as of the date of the Merger was reserved for issuance under the 2006 Plan. Stock options granted under the 2006 Plan are either “time options” that vest and become exercisable over a four-year period or “time and performance options” that vest based on the achievement of certain performance targets over a five-year period following the date of grant. All options granted under the 2006 Plan will expire not later than ten years from the date of grant, but generally will terminate earlier upon termination of employment. In the event of a sale of substantially all of the assets of the Company, or a merger or acquisition of the Company, the Board of Directors may provide that awards granted under the 2006 Plan will be cashed out, continued, replaced with new awards that substantially preserve the terms of the original awards, or terminated, with acceleration of vesting of the original awards determined at the discretion of the Board of Directors.

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

Fiscal Years Ended January 31, 2010, 2011 and 2012

(5)    Stock-Based Compensation—(Continued)

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

As of January 31, 2012, a total of 12,552,813 shares of common stock were reserved for issuance upon the exercise of stock options and for the future grant of stock options or awards under the Amended 2006 Plan.

The fair value of each stock option grant under the stock option plans is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used just prior to the completion of the tender offer for grants in the abbreviated period from February 1, 2009 through October 16, 2009, in the tender offer of October 2009 and post the tender offer for the abbreviated period from October 17, 2009 through January 31, 2010, and the fiscal years ended January 31, 2011 and 2012.

	Fiscal Year Ended January 31, 2010
	Abbreviated Period Post Tender Offer from October 17, 2009 through January 31, 2010	Tender Offer (1)	Abbreviated Period from February 1, 2009 through October 16, 2009 Just Prior to the Tender Offer (2)	Fiscal Year Ended January 31, 2011	Fiscal Year Ended January 31, 2012
Expected life (in years)	3.0 to 4.0	3.3	3.0 to 4.0	2.2 to 3.0	3.0
Risk-free interest rate	0.2% to 1.3%	1.49%	1.6% to 2.5%	0.2% to 1.5%	0.1% to 1.2%
Volatility	31% to 38%	41.5%	31% to 35%	16% to 38%	19% to 384%

(1)	The fair value of each stock option grant under the tender offer was estimated on the date of grant, or option exchange, using the Black-Scholes option-pricing model for the new options net of the fair value of the old options being exchanged just immediately before the option exchange also using the Black-Scholes option-pricing model.
(2)	All options granted during the first six months of the fiscal year ended January 31, 2010 were tendered for new options or exchanged for cash in the October 2009 tender offer and none of the options granted just prior to the tender offer in the abbreviated period from August 1, 2009 through October 16, 2009 were eligible for exchange of new options or cash in the October 2009 tender offer.

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions including the expected stock price volatility.

SERENA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2010, 2011 and 2012

(5)    Stock-Based Compensation—(Continued)

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

SERENA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2010, 2011 and 2012

(5)    Stock-Based Compensation—(Continued)

General Stock Option Information

The following table sets forth the summary of option activity under our stock option programs for the fiscal years ended January 31, 2010, 2011 and 2012:

	Options Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price
Balances as of January 31, 2009	2,106,014	12,777,404	$4.58
Granted	(245,000)	245,000	$3.36
Exercised	—	(504,752)	$4.31
Cancelled	1,729,591	(1,729,591)	$5.04

Balances as of October 16, 2009 just prior to the October 2009 tender offer	3,590,605	10,788,061	$4.49
Options exchanged as part of the tender offer	8,640,000	(8,640,000)	$5.07
New options granted as part of the tender offer	(8,640,000)	8,640,000	$3.00
Options repurchased in the cash tender offer	—	(300,500)	$5.01
Granted	(2,690,000)	2,690,000	$3.00
Exercised	—	(37,435)	$1.25
Cancelled(1)	—	(10,801)	$1.25
Cancelled	2,916,924	(2,916,924)	$3.07
Restricted stock units granted, net of cancellations(2)	(1,820,000)	—	—

Balances as of January 31, 2010(3)	1,997,529	10,212,401	$2.76
Granted	(1,680,000)	1,680,000	$3.12
Exercised	—	(62,337)	$1.25
Cancelled(1)	—	(18,770)	$1.25
Cancelled	764,642	(764,642)	$3.38
Restricted stock units granted, net of cancellations(2)	(200,000)	—	—

Balances as of January 31, 2011(3)	882,171	11,046,652	$2.79
Granted	(827,500)	827,500	$3.56
Exercised	—	(3,882)	$1.25
Cancelled(1)	—	(77,128)	$1.25
Cancelled	3,210,631	(3,210,631)	$3.02
Restricted stock units granted, net of cancellations(2)	705,000	—	—

Balances as of January 31, 2012(3)	3,970,302	8,582,511	$2.79

(1)	Represents cancelled “Roll Over” options which are not returned to the available-for-grant stock option pool.
(2)	Restricted stock units are granted from the stock option pool. In fiscal 2010, a total of 2,300,000 units were issued net of 480,000 units that were subsequently cancelled. In fiscal 2011, a total of 300,000 units were issued net of 100,000 units that were subsequently cancelled. In fiscal 2012, a total of 45,000 units were issued net of 750,000 units that were subsequently cancelled. See “Restricted Stock Units” below for further details.

SERENA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2010, 2011 and 2012

(5)    Stock-Based Compensation—(Continued)

(3)	The number of options vested and expected to vest as of January 31, 2010 was 9,956,582 and had an exercise price of $2.75. The number of options vested and expected to vest as of January 31, 2011 was 10,903,283 and had a weighted average exercise price of $2.78. The number of options vested and expected to vest as of January 31, 2012 is 5,581,226 and has a weighted average exercise price of $2.64.

Information regarding the stock options outstanding at January 31, 2012 is summarized as follows:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.25	1,389,456	1.41 years	$1.25	1,389,456	$1.25
$3.00	5,110,555	7.73 years	$3.00	2,291,838	$3.00
$3.08	780,000	8.22 years	$3.08	209,644	$3.08
$3.19	500,000	8.67 years	$3.19	169,021	$3.19
$3.54	512,500	9.54 years	$3.54	2,915	$3.54
$3.58	290,000	9.07 years	$3.58	61,104	$3.58

	8,582,511	6.96 years	$2.79	4,123,978	$2.43

(1)	The table shows options without consideration of expected forfeitures. The Company estimates its forfeiture rate to be approximately 2%.
(2)	Total stock options outstanding at January 31, 2012 consist of 3,944,055 time-based options, 3,249,000 performance-based options and 1,389,456 roll over options. The Company presently does not record compensation expense associated with performance-based options because management believes their vesting is not probable.

The aggregate intrinsic value for options outstanding and options exercisable as of January 31, 2012 was $8.0 million and $5.3 million, respectively.

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

SERENA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2010, 2011 and 2012

(5)    Stock-Based Compensation—(Continued)

The following table sets forth the summary of restricted stock award activity under our restricted stock agreement for the fiscal years ended January 31, 2010, 2011 and 2012:

	Non-Vested Shares	Weighted Average Grant Date Fair Value
Balances as of January 31, 2009	307,200	$5.00
Granted	—	$—
Cancelled	—	$—

Balances as of January 31, 2010	307,200	$5.00
Granted	—	$—
Restricted stock awards released upon vesting	(307,200)	$5.00
Cancelled	—	$—

Balances as of January 31, 2011 and 2012	—	$—

Restricted Stock Units

The Company has entered into restricted stock unit agreements with certain of its employees. These units are unvested and subject to each employee’s continued employment with the Company for a period of three years from the date of issuance. In addition, if the Company is subject to a “change in control” or an “initial public offering” (as defined in these agreements) while the employee remains an employee of the Company, his or her remaining unvested restricted stock units will immediately vest in part or in full depending on the price per share at the time of such event.

The following table sets forth the summary of restricted stock units’ activity under our restricted stock purchase agreements for the fiscal years ended January 31, 2010, 2011 and 2012:

	Non-Vested Shares	Weighted Average Grant Date Fair Value
Balances as of January 31, 2009	—	$—
Granted	2,300,000	$3.00
Cancelled	(480,000)	$3.00

Balances as of January 31, 2010	1,820,000	$3.00
Granted	300,000	$3.10
Cancelled	(100,000)	$3.00

Balances as of January 31, 2011	2,020,000	$3.01
Granted	45,000	$3.54
Cancelled	(750,000)	$3.01

Balances as of January 31, 2012	1,315,000	$3.04

The aggregate intrinsic value for restricted stock units outstanding as of January 31, 2012 was $4.9 million. There were no restricted stock units debted as of January 31, 2012.

SERENA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2010, 2011 and 2012

(5)    Stock-Based Compensation—(Continued)

As of January 31, 2012, total unrecognized compensation costs related to unvested stock options and restricted stock and units was $4.2 million. Costs related to unvested stock options are expected to be recognized over a period of 3 to 3.5 years and costs related to the restricted stock and units are expected to be recognized over a period of 3 to 4 years from grant date.

Stock-based compensation expense for the fiscal years ended January 31, 2010, 2011 and 2012 is categorized as follows (in thousands):

	Fiscal Years Ended January 31,
	2010	2011	2012
Cost of maintenance	$86	$94	$63
Cost of professional services	52	63	66

Stock-based compensation expense in cost of revenue	138	157	129

Sales and marketing	554	541	557
Research and development	769	796	(110)
General and administrative	1,393	2,091	819

Stock-based compensation expense in operating expense	2,716	3,428	1,266

Total stock-based compensation expense	2,854	3,585	1,395
Income tax benefit	(1,108)	(1,393)	(541)

Total stock-based compensation expense, net of tax	$1,746	$2,192	$854

(6)    Income Taxes

Income before income taxes related to foreign operations was $5.5 million, $9.3 million and $12.7 million in fiscal 2010, 2011 and 2012, respectively. The expense (benefit) for income taxes consisted of the following (in thousands):

	Fiscal Years Ended January 31,
	2010	2011	2012
Current:
Federal	$6,472	$10,102	$12,488
State	1,262	923	1,777
Foreign	(274)	1,881	2,776

	7,460	12,906	17,041

Deferred:
Federal	(21,229)	(21,348)	(14,916)
State	(4,299)	(3,890)	(1,583)
Foreign	(637)	(105)	376

	(26,165)	(25,343)	(16,123)

Total income tax (benefit) expense	$(18,705)	$(12,437)	$918

SERENA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2010, 2011 and 2012

(6)    Income Taxes—(Continued)

The Company’s effective tax rate differs from the statutory federal income tax rate of 35% for fiscal 2010, 2011 and 2012 primarily due to the following (in thousands):

	Fiscal Years Ended January 31,
	2010	2011	2012
Tax (benefit) expense at federal statutory rate	$(11,105)	$(7,698)	$3,452
Research and experimentation credit	(479)	(571)	(316)
State tax, net of federal effect	(1,861)	(1,550)	(251)
Foreign rate differential	(2,288)	706	(1,400)
Change in reserves for uncertain tax positions	(2,496)	(2,493)	259
Impairment of goodwill and other intangibles	—	502	—
Domestic Manufacturing Deduction	(588)	(1,083)	(1,267)
Other	112	(250)	441

Total income tax benefit	$(18,705)	$(12,437)	$918

The cumulative amount of unremitted foreign earnings that are considered to be permanently invested outside the United States and on which no U.S. taxes have been provided were approximately $26.1 million, $32.8 million and $39.5 million in fiscal 2010, 2011 and 2012, respectively. If the Company was to remit these earnings, foreign tax credits may become available under current law to reduce the resulting U.S. income tax liability. However, determination of the U.S. income tax liability if such amounts were remitted is not practicable.

The Company’s net deferred tax assets (liabilities) are summarized as follows (in thousands):

	As of January 31,
	2011	2012
Deferred tax assets:
Allowance for doubtful accounts	$300	$290
Accrued expenses	1,249	1,282
Deferred revenue	2,537	3,333
State taxes	1,252	675
Long-lived assets acquired in a business combination, net	189	1,041
NOL and tax credits carryforward	6,869	5,893
Other	3,366	4,000

Gross deferred tax assets	15,762	16,514
Valuation allowance	(339)	(846)

Net deferred tax assets	15,423	15,668

Deferred tax liabilities:
Long-lived assets acquired in a business combination, net	(44,278)	(27,758)
Property and equipment, net	(18)	(176)
Other	(3,385)	(3,554)

Total deferred tax liabilities	(47,681)	(31,488)

Net deferred tax liabilities	$(32,258)	$(15,820)

SERENA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2010, 2011 and 2012

(6)    Income Taxes—(Continued)

The Company recorded a valuation allowance of $0.3 million and $0.8 million at January 31, 2011 and January 31, 2012, respectively. The valuation allowance decreased $0.7 million for the year ended January 31, 2010. The valuation allowance increased $0.2 million and $0.5 million for the years ended January 31, 2011 and 2012, respectively.

Because the Company has future reversing taxable temporary differences sufficient to recover most deductible temporary differences, a valuation allowance has only been necessary for certain net operating loss carryforwards whose realizability is limited by change of ownership rules. At January 31, 2012, the Company had U.S. federal and state net operating loss carryforwards of approximately $11.2 million and $3.1 million, respectively. The U.S. federal and state losses will begin expiring in 2020 and 2014, respectively, if not utilized. The Company’s net operating losses are limited by the annual limitations described in Section 382 of the Internal Revenue Code. At January 31, 2012, the Company had no U.S. federal tax credit carryforwards and it had state tax credit carryforwards of approximately $1.6 million. The state research and development credit carryforwards will carryforward indefinitely.

The Company had total federal, state and foreign unrecognized tax benefits of $3.8 million and $4.6 million, including interest of $0.9 million and $1.0 million at January 31, 2011 and January 31, 2012, respectively. Of the total unrecognized tax benefits, $2.9 million and $3.6 million as of January 31, 2011 and 2012, respectively, if recognized, would reduce the Company’s effective tax rate in the period of recognition.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

	Total Gross Unrecognized Tax Benefits, Excluding Interest
	Fiscal 2011	Fiscal 2012
Balance at beginning of year	$6,035	$2,883
Increases related to current year tax positions	145	107
Increases related to prior year tax positions	16	631
Decreases related to prior year tax positions	(1,289)	(31)
Decreases related to lapsing of statute of limitations	—	—
Decreases related to settlements with taxing authorities	(2,024)	—

Balance at end of year	$2,883	$3,590

The Company files tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The statute of limitations on our federal and major state tax return filings remains open for the years ended January 31, 2006 through January 31, 2011. The statute of limitations on U.K. income tax filings remains open for the years ended January 31, 1999 through January 31, 2011. The Company does not believe that it is reasonably possible that our unrecognized tax benefits will materially change in the next twelve months.

SERENA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2010, 2011 and 2012

(7)    Commitments and Contingencies

(a)    Leases and debt

The Company has non-cancelable operating lease agreements for office space that expire between calendar 2012 and 2018. Minimum payments including operating leases and debt for the five succeeding years as of January 31, 2012, after giving effect to the March 16, 2012 new headquartes facilities office lease and the April 12, 2012 Extension Agreement and Amendment, are as follows (in thousands):

	Payment Due by Period (2)
	Total	Fiscal year ended January 31,					Thereafter
		2013	2014	2015	2016	2017
Operating lease obligations	$13,662	$2,024	$2,645	$2,206	$1,692	$1,615	$3,480
Credit Facility:
2016 Extended Term Loans due March 10, 2016	191,101	—	—	—	—	191,101	—
2016 Tranche B Term Loans due March 10, 2016	117,399	—	—	—	—	117,399	—
Senior Subordinated Notes due March 15, 2016	134,265	—	—	—	—	134,265	—
Scheduled interest on debt (1)	117,182	28,426	28,426	28,426	28,360	3,544	—

	$573,609	$30,450	$31,071	$30,632	$30,052	$447,924	$3,480

(1)	Scheduled interest on debt is calculated through the instruments due date and assumes no principal paydowns or borrowings. Scheduled interest on debt includes the 2016 extended term loans due March 10, 2016 at an annual rate of 4.47455%, which is the rate in effect as of April 30, 2012, the 2016 Tranche B Term Loans due March 10, 2016 at an annual rate of 5.00000%, which is the rate in effect as of April 30, 2012, the commitment fee on the unutilized amount of the extended revolving term credit facility due March 10, 2015 at the annual rate of 0.375%, which is the rate in effect as of April 30, 2012, and the ten year senior subordinated notes due March 15, 2016 at the stated annual rate of 10.375%.
(2)	This table excludes the Company’s unrecognized tax benefits totaling $4.6 million as of January 31, 2012 since the Company has determined that the timing of payments with respect to these liabilities cannot be reasonably estimated.

Rent expense was $5.5 million, $4.6 million and $4.3 million for the fiscal years ended January 31, 2010, 2011 and 2012, respectively.

(b)    Licensing and Other Agreements

The Company has commitments under licensing agreements that provide for payments based on revenues of certain products. For the fiscal years ended January 31, 2010, 2011 and 2012, the Company’s fees paid or accrued under these license agreements were $1.0 million, $1.0 million and $2.3 million, respectively.

(c)    Customer Indemnification

From time to time, the Company agrees to indemnify its customers against liability if the Company’s products infringe a third party’s intellectual property rights. As of January 31, 2012, the Company was not subject to any pending litigation alleging that the Company’s products infringe the intellectual property rights of any third parties.

SERENA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2010, 2011 and 2012

(8)    Debt

Debt as of January 31, 2011 and 2012 consists of the following (in thousands):

	As of January 31,
	2011	2012
Senior secured term loan, due March 10, 2013, three-month LIBOR plus 2.00%	$316,000	$117,399
Senior secured term loan, due March 10, 2016, three-month LIBOR plus 4.00%	—	191,101
Revolving term credit facility, due March 10, 2012, three-month LIBOR plus 2.00%	35,000	—
Senior subordinated notes, due March 15, 2016, 10.375%	134,265	134,265

Total long-term debt	485,265	442,765
Less current portion	7,500	—

Total long-term debt, less current portion	$477,765	$442,765

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

The revolving credit facility bears an annual commitment fee on the undrawn portion of that facility commencing on the date of execution and delivery of the senior secured credit agreement. As a result of the Company borrowing $65.0 million under the revolving credit facility in the fiscal quarter ended October 31, 2008 and Lehman Commercial Paper, Inc. (“LCPI”) becoming a defaulting lender due to its failure to fund its loan

SERENA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2010, 2011 and 2012

(8)    Debt—(Continued)

commitment, the then annual commitment fee of 0.5% was not payable pursuant to the terms of the senior secured credit agreement until April 2010, when a $30 million portion of the loans under the revolving Credit Facility was repaid. In connection with the amendment of the Company’s senior secured credit agreement in March 2011, Barclays Bank PLC assumed LCPI’s revolving credit commitment of $10.0 million, reviving the applicable revolving credit commitment and resulting in total non-extended and extended revolving credit commitments of $75.0 million. Effective February 1, 2011, the annual commitment fee was 0.375% per annum.

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

On April 12, 2012 the Company entered into an Extension Agreement and Amendment No. 1 (the “Extension Agreement and Amendment”) to its senior secured credit agreement to extend the final maturity date of its non-extended term loans due March 10, 2013. In addition, the Company borrowed $15.9 million of incremental term loans under the senior secured credit agreement. As a result of the Extension Agreement and Amendment, $101.5 million of the non-extended term loans due March 10, 2013 were extended through the establishment of a new series of extended term loans, and the Company used the proceeds of the incremental term loans to repay in full $15.9 million of non-extended term loans due March 10, 2013 that were not extended as part of the Extension Agreement and Amendment. The Company refers to the incremental term loans and the newly extended term loans as the “2016 Tranche B Term Loans.” The 2016 Tranche B Term Loans have an applicable margin for London Interbank Offered Rate, or LIBOR, -based loans of 4.0% (which is 200 basis points higher than the interest rate under the non-extended term loans) and a LIBOR floor of 1.0%. The other terms and conditions of the 2016 Tranche B Term Loans are the same as those for the extended term loans due March 10, 2016. After giving effect to the Extension Agreement and Amendment and the repayment of the

SERENA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2010, 2011 and 2012

(8)    Debt—(Continued)

remaining non-extended term loans due March 10, 2013, all the Company’s outstanding term loans under the senior secured credit agreement have a final maturity date of March 10, 2016 and the aggregate principal amount of the term loans outstanding under the senior secured credit agreement did not change. The Company paid each lender holding 2016 Tranche B Term Loans an original issuer discount equal to 1.5% of the principal amount of 2016 Tranche B Term Loans held by such lender.

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

Debt Covenants

The senior subordinated notes and the credit facility contain various covenants including limitations on additional indebtedness, capital expenditures, restricted payments, the incurrence of liens, transactions with affiliates and sales of assets. In addition, the credit facility requires the Company to comply with certain financial covenants, including leverage and interest coverage ratios and capital expenditure limitations. The Company was in compliance with all of the covenants of the credit facility as of January 31, 2012.

SERENA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2010, 2011 and 2012

(8)    Debt—(Continued)

The Company’s senior secured credit agreement requires the Company to maintain a rolling twelve-month consolidated Adjusted EBITDA to consolidated Interest Expense ratio of a minimum of 2.00x at the end of each quarter beginning with the fiscal year ending January 31, 2010. Consolidated Interest Expense is defined in the senior secured credit agreement as consolidated cash interest expense less cash interest income and is further adjusted for certain non-cash interest expenses and other items. The Company is also required to maintain a rolling twelve-month consolidated Total Debt to consolidated Adjusted EBITDA ratio of a maximum of 5.00x at the end of each quarter beginning with the fiscal year ending January 31, 2011. Under the terms of the Amended and Restated Senior Secured Credit Agreement, the maximum total leverage ratio stepped up to 5.50x beginning with the fiscal quarter ending April 30, 2011 and through the test period ending on July 31, 2012 and will step down to 5.00x thereafter. Consolidated Total Debt is defined in the senior secured credit agreement as total debt other than certain indebtedness and is reduced by the amount of cash and cash equivalents on our consolidated balance sheet in excess of $5.0 million. As of January 31, 2012, our consolidated Total Debt was $338.1 million, consisting of total debt other than certain indebtedness totaling $442.8 million, net of cash and cash equivalents in excess of $5.0 million totaling $104.7 million. Failure to satisfy these ratio requirements would constitute a default under the senior secured credit agreement. If the Company’s lenders failed to waive any such default, our repayment obligations under the senior secured credit agreement could be accelerated, which would also constitute a default under the indenture governing the senior subordinated notes.

The Company’s ability to incur additional debt and make certain restricted payments under the indenture governing the senior subordinated notes, subject to specified exceptions, is tied to an Adjusted EBITDA to fixed charges ratio of at least 2.0x, except that we may incur certain debt and make certain restricted payments and certain permitted investments without regard to the ratio, such as the Company’s ability to incur up to an aggregate principal amount of $625.0 million under our senior secured credit agreement (subject to reduction for mandatory prepayments under our senior secured credit agreement and inclusive of amounts outstanding under our senior secured credit agreement from time to time; as of January 31, 2012, we had $308.5 million outstanding under our term loan and $0.0 million under our revolving credit facility), to acquire persons engaged in a similar business that become restricted subsidiaries and to make other investments equal to the greater of $25.0 million or 2% of our consolidated assets. Fixed charges is defined in the indenture governing the senior subordinated notes as consolidated Interest Expense less interest income, adjusted for acquisitions, and further adjusted for non-cash interest expense.

(9)    Fair Value Measurement

Fair Value Hierarchy

The following hierarchy of valuation inputs is based upon whether the inputs to valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs) or reflect the Company’s own assumptions of market participant valuation (unobservable inputs):

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

SERENA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2010, 2011 and 2012

(9)    Fair Value Measurement—(Continued)

Observable market data should be used if such data is available without undue cost and effort.

Item Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at January 31, 2011 and 2012 (in thousands):

Description	Estimated Fair Value at January 31, 2011	Fair Value Measurement at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$102,803	$102,803	$—	$—

Total Assets	$102,803	$102,803	$—	$—

Total Liabilities	$—	$—	$—	$—

Description	Estimated Fair Value at January 31, 2012	Fair Value Measurement at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$78,669	$78,669	$—	$—

Total Assets	$78,669	$78,669	$—	$—

Total Liabilities	$—	$—	$—	$—

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

The estimated fair values of certain of the Company’s long-term debt obligations based on quoted market prices in effect as of January 31, 2011 and January 31, 2012 are as follows (in thousands):

	Carrying Amount	Fair Value
As of January 31, 2011:
2.30344% Senior Secured Term Loan due 2013	$316,000	$306,520
10.375% Senior Subordinated Notes due 2016	$134,265	$137,796
As of January 31, 2012:
2.53775% Senior Secured Term Loan due 2013	$117,399	$115,932
4.53775% Senior Secured Term Loan due 2016	$191,101	$187,279
10.375% Senior Subordinated Notes due 2016	$134,265	$138,293

SERENA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2010, 2011 and 2012

(9)    Fair Value Measurement—(Continued)

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

LIST OF EXHIBITS

Exhibit No.	Exhibit Description

3.1	Restated Certificate of Incorporation of Serena Software, Inc. (incorporated by reference to Exhibit 3.01 to the registrant’s current report on Form 8-K (File No. 000-25285), filed with the SEC on August 21, 2006)

3.2	Bylaws of Serena Software, Inc. (incorporated by reference to Exhibit 3.02 to the registrant’s current report on Form 8-K (File No. 000-25285), filed with the SEC on August 21, 2006)

4.1	Indenture between Serena Software, Inc., Spyglass Merger Corp. and The Bank of New York, as Trustee dated March 10, 2006 (incorporated by reference to Exhibit 99.B(2) to the registrant’s amended Schedule 13E-3 (File No. 005-58055), filed with the SEC on March 15, 2006)

4.2	Registration Rights Agreement among Serena Software, Inc., Spyglass Merger Corp., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Lehman Brothers Inc. dated March 10, 2006 (incorporated by reference to Exhibit 18 to the amended Schedule 13D (File No. 005-58055), filed by Silver Lake Partners II, L.P. with the SEC on March 16, 2006)

4.3	Form of 10 3/8% Senior Subordinated Note due 2016 (included in Exhibit 4.1)

10.1	Sublease dated December 5, 2007 between Nuance Communications, Inc. and Serena Software, Inc. (for current headquarter facilities located in Redwood City, California) (incorporated by reference to Exhibit 10.3 to the registrant’s annual report on Form 10-K (File No. 000-25285), filed with the SEC on April 21, 2008)

10.2	Consent to Sublease dated December 14, 2007 among VII Pac Shores Investors, LLC, Nuance Communications, Inc. and Serena Software, Inc. (for current headquarter facilities located in Redwood City, California) (incorporated by reference to Exhibit 10.4 to the registrant’s annual report on Form 10-K (File No. 000-25285), filed with the SEC on April 21, 2008)

10.3†	Office Lease dated March 16, 2012 between Legacy Partners II San Mateo Plaza, LLC and Serena Software, Inc. (for new headquarter facilities located in San Mateo, California)

10.4	Amendment Agreement dated as of March 2, 2011 among Serena Software, Inc., the lending institutions party to the Credit Agreement dated as of March 10, 2006, and Barclays Bank PLC, as Administrative Agent, Collateral Agent, Swingline Lender and Letter of Credit Issuer to the Credit Agreement dated as of March 10, 2006

10.5	Amended and Restated Credit Agreement among Serena Software, Inc., Barclays Bank PLC, as Administrative Agent and Collateral Agent, Barclays Capital, as Lead Arranger, Bookrunner and Syndication Agent, and the lending institutions from time to time parties thereto, dated as of March 2, 2011

10.6	Amended and Restated Security Agreement among Serena Software, Inc. and Barclays Bank PLC, as Collateral Agent, dated as of March 2, 2011

10.7	Amended and Restated Pledge Agreement among Serena Software, Inc. and Barclays Bank PLC, as Collateral Agent, dated as of March 2, 2011

10.8†	Extension Agreement and Amendment No. 1 among Serena Software, Inc., Barclays Bank PLC, as Administrative Agent and Collateral Agent, and the lending institutions from time to time parties thereto, dated as of April 12, 2012

10.9	Stockholders Agreement among Spyglass Merger Corp., Silver Lake Partners II, L.P., Silver Lake Technology Investors II, L.P., Serena Co-Invest Partners, L.P., Integral Capital Partners VII, L.P., Douglas D. Troxel Living Trust, Change Happens Foundation and Douglas D. Troxel dated as of March 10, 2006 (incorporated by reference to Exhibit 22 to the amended Schedule 13D (File No. 005-58055), filed by Silver Lake Partners II, L.P. with the SEC on March 16, 2006)

Exhibit No.	Exhibit Description

10.10	Management Stockholders Agreement, dated as of March 7, 2006, among Spyglass Merger Corp., Silver Lake Partners II, L.P., Silver Lake Technology Investors II, L.P. and the Initial Management Investors named therein (incorporated by reference to Exhibit 23 to the amended Schedule 13D (File No. 005-58055), filed by Silver Lake Partners II, L.P. with the SEC on March 16, 2006)

10.11	Management Agreement between Spyglass Merger Corp. and Silver Lake Technology Management, L.L.C. dated as of November 11, 2005 (incorporated by reference to Exhibit 10.19 to the registrant’s registration statement on Form S-4 (File No. 333-133641), filed by the registrant with the SEC on April 28, 2006)

10.12	Letter Agreement re: Advancement and Indemnification Rights between Serena Software, Inc. and Silver Lake Group LLC dated September 14, 2011 (incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q (File No. 000-25285), filed by the registrant with the SEC on September 14, 2011)

10.13*	Amended and Restated 1997 Stock Option Plan (incorporated by reference to Exhibit 10.2A to the registrant’s registration statement on Form S-1 (Registration No. 333-67761), filed with the SEC on February 11, 1999)

10.14*	Form of Option Agreement under the Amended and Restated 1997 Stock Option Plan (incorporated by reference to Exhibit 10.2B to the registrant’s registration statement on Form S-1 (Registration No. 333-67761), filed with the SEC on February 11, 1999)

10.15*	Form of Stock Option Buyout under the Amended and Restated 1997 Stock Option Plan (incorporated by reference to Exhibit 10.01 to the registrant’s quarterly report on Form 10-Q (File No. 000-25285), filed by the registrant with the SEC on September 12, 2008)

10.16*	Form of Notice of Exercise under the Amended and Restated 1997 Stock Option Plan (incorporated by reference to Exhibit 10.01 to the registrant’s quarterly report on Form 10-Q (File No. 000-25285), filed by the registrant with the SEC on December 12, 2008)

10.17*	2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.24 to the registrant’s amended registration statement on Form S-4/A (File No. 333-133641), filed by the registrant with the SEC on July 28, 2006)

10.18*	Form of 2006 Stock Option Grant—Time Options (incorporated by reference to Exhibit 10.25 to the registrant’s registration statement on Form S-4 (File No. 333-133641), filed by the registrant with the SEC on April 28, 2006)

10.19*	Form of 2006 Stock Option Grant—Time/Performance Options (incorporated by reference to Exhibit 10.26 to the registrant’s registration statement on Form S-4 (File No. 333-133641), filed by the registrant with the SEC on April 28, 2006)

10.20*	Restricted Stock Agreement between Spyglass Merger Corp. and Robert I. Pender, Jr. dated as of March 10, 2006 (incorporated by reference to Exhibit 25 to the amended Schedule 13D (File No. 005-58055), filed by Silver Lake Partners II, L.P. with the SEC on March 16, 2006)

10.21*	Amended and Restated 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K (File No. 000-25285) filed by registrant with the SEC on September 24, 2009)

10.22*	Form of Time and Performance Option Agreement under the Amended and Restated 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the registrant’s current report on Form 8-K (File No. 000-25285) filed by registrant with the SEC on November 5, 2009)

10.23*	Form of Time Option Agreement under the Amended and Restated 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.19 to the registrant’s annual report on Form 10-K (File No. 000-25285), filed by the registrant with the SEC on April 30, 2010)

Exhibit No.	Exhibit Description

10.24*	Form of Restricted Stock Unit Agreement under the Amended and Restated 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K (File No. 000-25285) filed by registrant with the SEC on September 24, 2009)

10.25*	Employment Agreement between Serena Software, Inc. and John Nugent dated October 28, 2009 (incorporated by reference to Exhibit 10.21 to the registrant’s annual report on Form 10-K (File No. 000-25285), filed by the registrant with the SEC on April 30, 2010)

10.26*	Employment Agreement between Serena Software, Inc. and Robert I. Pender, Jr. dated as of March 10, 2006 (incorporated by reference to Exhibit 10.21 to the registrant’s registration statement on Form S-4 (File No. 333-133641), filed by the registrant with the SEC on April 28, 2006)

10.27*	Amendment No. 1 to Employment Agreement between Serena Software, Inc. and Robert I. Pender, Jr. dated as of December 31, 2008 (incorporated by reference to Exhibit 10.20 to the registrant’s annual report on Form 10-K (File No. 000-25285) filed by the registrant with the SEC on May 1, 2009)

10.28*	Form of Change in Control Agreement (incorporated by reference to Exhibit 10.18 to the registrant’s annual report on Form 10-K (File No. 000-25285), filed by the registrant with the SEC on April 30, 2007)

10.29*	Form of Amendment No. 1 to Change in Control Agreement dated as of December 31, 2008 (incorporated by reference to Exhibit 10.23 to the registrant’s annual report on Form 10-K (File No. 000-25285) filed by the registrant with the SEC on May 1, 2009)

10.30*	Agreement and Release between Serena Software, Inc. and Robert I. Pender, Jr. dated July 31, 2011(incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K (File No. 000-25285) filed by registrant with the SEC on August 4, 2011)

10.31*	FY 2012 Executive Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K (File No. 000-25285) filed by registrant with the SEC on June 8, 2011)

10.32*	FY 2012 Management Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K (File No. 000-25285) filed by registrant with the SEC on August 4, 2011)

10.33*†	FY 2013 Executive Annual Incentive Plan

10.34*†	FY 2013 Management Annual Incentive Plan

12.1†	Statement of Computation of Ratio of Earnings to Fixed Charges

14.1	Financial Code of Ethics (incorporated by reference to Exhibit 14.1 to the registrant’s annual report on Form 10-K (File No. 000-25285), filed by the registrant with the SEC on April 30, 2007)

21.1†	List of Subsidiaries of Serena Software, Inc.

24.1†	Powers of Attorney (included on signature page)

31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1††	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Exhibit Description

32.2††	Certification of Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†††	XBRL Instance Document.

101.SCH†††	XBRL Taxonomy Extension Schema Document.

101.CAL†††	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB†††	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE†††	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF†††	XBRL Taxonomy Extension Definition Linkbase Document.

*	Indicates a management contract or compensatory plan or arrangement.
†	Exhibit is filed herewith.
††	Exhibit is furnished rather than filed, and will not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.
†††	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under such section.