Form 10-Q
period 2012-04-30
SERENA SOFTWARE INC
filed 2012-05-25
CIK 1073967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2012

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

As of April 30, 2012, 98,446,007 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SERENA SOFTWARE, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	April 30, 2012	January 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$116,739	$109,688
Accounts receivable, net of allowance of $865 and $963 at April 30, 2012 and January 31, 2012, respectively	17,051	23,747
Deferred taxes, net	5,018	5,015
Prepaid expenses and other current assets	8,649	7,779

Total current assets	147,457	146,229
Property and equipment, net	4,909	4,879
Goodwill	462,400	462,400
Other intangible assets, net	68,060	77,264
Other assets	5,790	3,600

TOTAL ASSETS	$688,616	$694,372

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$8,400	$—
Accounts payable	2,620	1,515
Income taxes payable	1,670	683
Accrued expenses	13,909	18,916
Accrued interest on term loan and subordinated notes	5,445	8,799
Deferred revenue	75,176	68,861

Total current liabilities	107,220	98,774
Deferred revenue, less current portion	10,246	9,443
Long-term liabilities	5,328	5,423
Deferred taxes	17,279	20,835
Term loans	300,100	308,500
Senior subordinated notes	134,265	134,265

Total liabilities	574,438	577,240

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized and no shares issued and outstanding at April 30, 2012 and January 31, 2012	—	—
Series A Preferred stock, $0.01 par value; 1 share authorized, issued and outstanding at April 30, 2012 and January 31, 2012	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 98,446,007 and 98,392,478 shares issued and outstanding at April 30, 2012 and January 31, 2012, respectively	984	984
Additional paid-in capital	516,980	516,578
Accumulated other comprehensive loss	(1,816)	(1,573)
Accumulated deficit	(401,970)	(398,857)

Total stockholders’ equity	114,178	117,132

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$688,616	$694,372

See accompanying notes to condensed consolidated financial statements.

SERENA SOFTWARE, INC.

Condensed Consolidated Statements of Comprehensive Loss

For the Three Months Ended April 30, 2012 and 2011

(In thousands)

(Unaudited)

	Three Months Ended April 30,
	2012	2011
Revenue:
Software licenses	$7,929	$8,850
Maintenance	34,362	34,655
Professional services	5,628	5,687

Total revenue	47,919	49,192

Cost of revenue:
Software licenses	547	335
Maintenance	2,874	2,825
Professional services	5,534	5,354
Amortization of acquired technology	—	3,608

Total cost of revenue	8,955	12,122

Gross profit	38,964	37,070

Operating expenses:
Sales and marketing	14,833	14,438
Research and development	6,975	6,698
General and administrative	3,915	3,527
Amortization of intangible assets	9,183	9,203
Restructuring, acquisition and other charges	392	612

Total operating expenses	35,298	34,478

Operating income	3,666	2,592

Other income (expense):
Interest income	52	42
Interest expense	(6,619)	(6,199)
Amortization and write-off of debt issuance costs	(549)	(360)
Amend and extend transaction fees	(577)	(1,487)

Total other income (expense)	(7,693)	(8,004)

Loss before income taxes	(4,027)	(5,412)
Income tax benefit	(914)	(517)

Net loss	(3,113)	(4,895)
Other comprehensive loss — foreign currency translative adjustments	(243)	(226)

Comprehensive loss	$(3,356)	$(5,121)

See accompanying notes to condensed consolidated financial statements.

SERENA SOFTWARE, INC.

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended April 30, 2012 and 2011

(In thousands)

(Unaudited)

	Three Months Ended April 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(3,113)	$(4,895)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of acquired technology and other intangibles	9,815	13,519
Deferred income taxes	(3,559)	(5,037)
Interest expense on term credit facility and subordinated notes, net of interest paid	(3,348)	(2,886)
Amortization and write off of debt issuance costs	1,126	1,847
Stock-based compensation	484	359
Changes in operating assets and liabilities:
Accounts receivable	6,696	3,227
Prepaid expenses and other assets	(430)	(2,025)
Accounts payable	992	1,016
Income taxes payable	866	1,004
Accrued expenses and other liabilities	(4,976)	(6,924)
Deferred revenue	7,118	2,102

Net cash provided by operating activities	11,671	1,307

Cash flows used in investing activities:
Capital expenditures	(438)	(2,151)
Capital expenditures for internal use software	(100)	(83)

Net cash used in investing activities	(538)	(2,234)

Cash flows used in financing activities:
Amend and extend transaction fees	(3,757)	(1,784)
Repurchase of option rights under employee stock option plan	(149)	(2)
Exercise of stock options under employee stock option plan	67	2
Principal borrowings under the term credit facility	84,400	—
Principal payments and early extinguishments under the term credit facility and senior subordinated notes	(84,400)	(7,500)

Net cash used in financing activities	(3,839)	(9,284)

Effect of exchange rate changes on cash and cash equivalents	(243)	(226)

Net increase (decrease) in cash and cash equivalents	7,051	(10,437)
Cash and cash equivalents at beginning of period	109,688	126,374

Cash and cash equivalents at end of period	$116,739	$115,937

Supplemental disclosures of cash flow information:
Income taxes paid, net of refunds	$1,703	$3,593

Interest expense paid	$9,967	$9,085

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

(c) Significant Accounting Policies

The Company’s significant accounting policies are described in the notes to the Company’s consolidated financial statements, included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2012 filed with the Securities and Exchange Commission (“SEC”) on April 30, 2012. There have been no changes to the Company’s significant accounting policies.

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

As of April 30, 2012, a total of 12,197,217 shares of common stock were reserved for issuance upon the exercise of stock options and for the future grant of stock options or awards under the Amended 2006 Plan.

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The fair value of each stock option grant under the stock option plans is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the three months ended April 30, 2012 and 2011.

	Three Months Ended April 30,
	2012	2011
Expected life (in years)	3.0	3.0
Risk-free interest rate	0.1% to 0.4%	0.2% to 1.2%
Volatility	26% to 30%	19% to 33%

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

General Stock Option Information

The following table sets forth the summary of option activity under our stock option programs for the three months ended April 30, 2012:

	Options Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price
Balances as of January 31, 2012	3,970,302	8,582,511	$2.79
Granted	(25,000)	25,000	$3.72
Exercised	—	(121,854)	$1.25
Cancelled(1)	—	(233,742)	$1.25
Cancelled	49,306	(49,306)	$3.08

Balances as of April 30, 2012(2)	3,994,608	8,202,609	$2.85

(1)	Represents cancelled “Roll Over” options which are not returned to the available-for-grant stock option pool.

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(2)	The number of options vested and expected to vest, net of estimated forfeitures, as of April 30, 2012 was 5,208,922 and has a weighted average exercise price of $2.74.

Information regarding the stock options outstanding at April 30, 2012 is summarized as follows:

Exercise Price	Number Outstanding(1)(2)	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable(1)(2)	Weighted Average Exercise Price
$1.25	1,033,860	1.61 years	$1.25	1,033,860	$1.25
$3.00	5,068,749	7.36 years	$3.00	2,477,843	$3.00
$3.08	780,000	7.97 years	$3.08	239,439	$3.08
$3.19	500,000	8.42 years	$3.19	191,936	$3.19
$3.54	505,000	9.44 years	$3.54	61,897	$3.54
$3.58	290,000	8.82 years	$3.58	77,771	$3.58
$3.72	25,000	9.82 years	$3.72	—	—

	8,202,609	6.95 years	$2.85	4,082,746	$2.59

(1)	The table shows options without consideration of expected forfeitures. The Company estimates its forfeiture rate to be approximately 2% per year.
(2)	Total stock options outstanding at April 30, 2012 consist of 3,919,749 time-based options, 3,249,000 performance-based options and 1,033,860 roll over options. The Company presently does not record compensation expense associated with performance-based options because management believes their vesting is not probable.

The aggregate intrinsic value for options outstanding and options exercisable as of April 30, 2012 was $7.1 million and $4.6 million, respectively.

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

The following table sets forth the summary of restricted stock units activity under our restricted stock purchase agreements for the three months ended April 30, 2012:

	Non-Vested Shares	Weighted Average Grant Date Fair Value
Balances as of January 31, 2012	1,315,000	$3.04
Granted	—	—
Cancelled	—	—

Balances as of April 30, 2012	1,315,000	$3.04

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The aggregate intrinsic value for restricted stock units outstanding as of April 30, 2012 was $4.9 million. There were no restricted stock units vested as of April 30, 2012.

As of April 30, 2012, total unrecognized compensation costs related to unvested stock options and restricted stock was $3.7 million. Costs related to unvested stock options are expected to be recognized over a period of 3 to 3.5 years and costs related to the restricted stock are expected to be recognized over a period of 3 to 4 years from grant date.

Stock-based compensation expense for the three months ended April 30, 2012 and 2011 is categorized as follows (in thousands):

	Three Months Ended April 30,
	2012	2011
Cost of maintenance	$16	$13
Cost of professional services	9	38

Stock-based compensation expense in cost of revenue	25	51

Sales and marketing	137	210
Research and development	64	(297)
General and administrative	258	395

Stock-based compensation expense in operating expense	459	308

Total stock-based compensation expense	484	359
Income tax benefit	(188)	(139)

Total stock-based compensation expense, net of tax	$296	$220

(3)	Restructuring Charges and Accruals

In February 2011, in response to a decline in the Company’s license revenue, the Company announced and began to execute plans to reduce its workforce by approximately 5%, or 28 positions, affecting all parts of the organization. The Company has realized and expects to continue to realize cost savings going forward as a result of this restructuring and other cost saving initiatives. This restructuring is substantially complete, and in connection with these actions, the Company recorded restructuring charges in the three months ended April 30, 2011 related to a facility closure totaling $0.2 million. The Company did not record any restructuring charges in the three months ended April 30, 2012. The nature of the restructuring charges and the amounts paid and accrued as of April 30, 2012 are summarized as follows (in thousands):

	Severance, payroll taxes and other employee benefits	Facilities closures, legal and other miscellaneous(1)	Total restructuring charges and accruals
Balances as of January 31, 2012	$—	$61	$61
Accrued	—	—	—
Paid	—	(30)	(30)

Balances as of April 30, 2012	$—	$31	$31

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(1)	As of April 30, 2012, contract termination costs accrued related to abandoned facility leases totaled $31 thousand and will be paid out over the remaining lease term of 3 months.

Restructuring accruals are reflected in accrued expenses in the Company’s unaudited condensed consolidated balance sheets.

The agreements underlying the Company’s senior subordinated notes and the credit facility include financial covenants based on Adjusted EBITDA and restructuring, acquisition and other charges are a component of that computation. These charges have been included as a separate line within operating expenses in the Company’s unaudited condensed consolidated statements of operations and are categorized as follows for the three months ended April 30, 2012 and 2011 (in thousands):

	Three Months Ended April 30,
	2012	2011
Sponsor fees, administration fees and other costs related to the Merger and the issuance of debt	$311	$309
Restructuring charges consisting principally of severance, payroll taxes and other employee benefits, facilities closures and legal and other miscellaneous costs	—	163
Other redundancy costs not related to our restructuring plans including severance and other employee related costs, costs to establish or liquidate entities, and other miscellaneous costs not part of ongoing operations	81	140

Total restructuring, acquisition and other charges	$392	$612

(4)	Goodwill and Other Intangible Assets

(a) Goodwill:

Goodwill is not amortized but instead is periodically tested for impairment. The required annual impairment test is performed in the fourth fiscal quarter each year. The Company has concluded that there were no indicators of impairment of goodwill as of April 30, 2012.

There were no changes in the carrying amount of goodwill during the three months ended April 30, 2012.

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(b) Other Intangible Assets:

Other intangible assets are comprised of the following (in thousands):

	As of April 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Acquired technology	$178,699	$(178,699)	$—
Customer relationships	278,900	(214,769)	64,131
Trademark/Trade name portfolio	14,300	(11,003)	3,297
Capitalized software	6,759	(6,128)	631

Total	$478,658	$(410,598)	$68,060

	As of January 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Acquired technology	$178,699	$(178,699)	$—
Customer relationships	278,900	(206,030)	72,870
Trademark/Trade name portfolio	14,300	(10,559)	3,741
Capitalized software	6,649	(5,996)	653

Total	$478,548	$(401,284)	$77,264

Estimated amortization expense:
For remaining nine months of year ending January 31, 2013			$27,383
For year ending January 31, 2014			36,510
For year ending January 31, 2015			4,114
For year ending January 31, 2016			53

Total			$68,060

As of April 30, 2012, the weighted average remaining amortization periods for customer relationships, trademark/trade name portfolio, and capitalized software are 22 months, 22 months and 18 months, respectively. The aggregate amortization expense of acquired technology and other intangible assets was $9.2 million and $12.8 million in the three months ended April 30, 2012 and 2011, respectively.

The Company tests its long-lived assets for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. A long-lived asset is not recoverable, and therefore subject to an impairment charge, if its carrying amount exceeds the undiscounted cash flows associated with it. There were no impairment charges in the three month periods ended April 30, 2012 and 2011.

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(5)	Recent Accounting Pronouncements

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

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(6)	Debt

Debt as of April 30, 2012 and January 31, 2012 consisted of the following (in thousands):

	April 30, 2012	January 31, 2012
2016 Tranche B Term Loans, due March 10, 2016, three-month LIBOR plus 4.00% with a 1.00% LIBOR floor	$117,399	$—
2013 Non-Extended Term Loans, due March 10, 2013, three-month LIBOR plus 2.00%	—	117,399
2016 Extended Term Loans, due March 10, 2016, three-month LIBOR plus 4.00%	191,101	191,101
Senior Subordinated Notes, due March 15, 2016, 10.375%	134,265	134,265

Total long-term debt	442,765	442,765
Less current portion	8,400	—

Total long-term debt, less current portion	$434,365	$442,765

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

The revolving credit facility bears an annual commitment fee on the undrawn portion of that facility commencing on the date of execution and delivery of the senior secured credit agreement. As a result of the Company borrowing $65.0 million under the revolving credit facility in the fiscal quarter ended October 31, 2008 and Lehman Commercial Paper, Inc. (“LCPI”) becoming a defaulting lender due to its failure to fund its loan commitment, the then annual commitment fee of 0.5% was not payable pursuant to the terms of the senior secured credit agreement until April 2010, when a $30 million portion of the loans under the revolving Credit Facility was repaid. In connection with the amendment of the Company’s senior secured credit agreement in March 2011, Barclays Bank PLC assumed LCPI’s revolving credit commitment of $10.0 million, reviving the applicable revolving credit commitment and resulting in total non-extended and extended revolving credit commitments of $75.0 million. Effective February 1, 2011, the annual commitment fee was 0.375% per annum.

In the quarter ended October 31, 2011, the Company cancelled the non-extended 2012 revolving credit commitment totaling $55.0 million. Effective with the cancellation, the Company’s annual commitment fee is limited to the extended 2015 revolving credit commitment totaling $20.0 million.

Amended and Restated Senior Secured Credit Agreement. On March 2, 2011 the Company entered into an amendment to our senior secured credit agreement to extend the final maturity date for the repayment of a portion of outstanding term loans, extend the commitment termination date of the commitments for a portion of the revolving credit facility and provide for additional flexibility in the financial covenants under the senior secured credit agreement (the “amend and extend transaction”). As a result of the amendment, $191.1 million of the existing term loans were extended and will mature on March 10, 2016 (the “extended term loans”), and $20.0 million of the existing revolving credit commitments were extended and will terminate on March 10, 2015 (the “extended revolving credit commitments”). The $124.9 million of the existing term loans that were not extended (the “non-extended term loans”), and the $55.0 million of the existing revolving credit commitments that were not extended (the “non-extended revolving credit commitments”) would continue to mature on March 10, 2013 and March 10, 2012, respectively. The Company refers to the extended term loans and extended revolving credit commitments collectively as the “extended facilities,” and the non-extended term loans and non-extended revolving credit commitments collectively as the “non-extended facilities.” As a result of the amendment, the interest rate margins were increased by 200 basis points for the extended facilities. In addition, the maximum total leverage ratio stepped up to 5.50x beginning with the fiscal quarter ended April 30, 2011 and through the test periods ending on July 31, 2012 and will step down to 5.00x thereafter for both the extended facilities and non-extended facilities. After giving effect to the amendment, the aggregate principal amount outstanding under the senior secured credit agreement did not change, and the principal amount of the extended and non-extended term loans would continue to amortize at a rate of 1.00% per year on a quarterly basis. In connection with the amendment, Lehman Commercial Paper Inc. resigned as administrative agent, collateral agent, swingline lender and letter of credit issuer under the senior secured credit agreement and was replaced by Barclays Bank PLC.

On April 12, 2012 the Company entered into an Extension Agreement and Amendment No. 1 (the “Extension Agreement and Amendment”) to its senior secured credit agreement to extend the final maturity date

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

of its non-extended term loans due March 10, 2013. As a result, a series of term loans to new and existing lenders was established and certain amounts to existing and departing lenders were repaid. This resulted in $84.4 million of the non extended term loans being effectively repaid or extinguished and the same amount being considered new borrowings. The Company refers to the incremental term loans and the newly extended term loans as the “2016 Tranche B Term Loans.” The 2016 Tranche B Term Loans have an applicable margin for London Interbank Offered Rate, or LIBOR, -based loans of 4.0% (or, if we exceed a specified leverage ratio, 4.25%) (which is 200 basis points higher than the interest rate under the non-extended term loans) and a LIBOR floor of 1.0%. The other terms and conditions of the 2016 Tranche B Term Loans are the same as those for the extended term loans due March 10, 2016. After giving effect to the Extension Agreement and Amendment and the repayment of the remaining non-extended term loans due March 10, 2013, all of the Company’s outstanding term loans under the senior secured credit agreement have a final maturity date of March 10, 2016 and the aggregate principal amount of the term loans outstanding under the senior secured credit agreement did not change. The Company paid each lender holding 2016 Tranche B Term Loans an original issuer discount equal to 1.5% of the principal amount of 2016 Tranche B Term Loans held by such lender.

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

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Debt Covenants

The senior subordinated notes and the credit facility contain various covenants including limitations on additional indebtedness, capital expenditures, restricted payments, the incurrence of liens, transactions with affiliates and sales of assets. In addition, the credit facility requires the Company to comply with certain financial covenants, including leverage and interest coverage ratios and capital expenditure limitations. The Company was in compliance with all of the covenants of the credit facility as of April 30, 2012.

The Company’s senior secured credit agreement requires the Company to maintain a rolling twelve-month consolidated Adjusted EBITDA to consolidated Interest Expense ratio of a minimum of 2.00x at the end of each quarter beginning with the fiscal year ending January 31, 2010. Consolidated Interest Expense is defined in the senior secured credit agreement as consolidated cash interest expense less cash interest income and is further adjusted for certain non-cash interest expenses and other items. The Company is also required to maintain a rolling twelve-month consolidated Total Debt to consolidated Adjusted EBITDA ratio of a maximum of 5.00x at the end of each quarter beginning with the fiscal year ending January 31, 2011. Under the terms of the Amended and Restated Senior Secured Credit Agreement, the maximum total leverage ratio stepped up to 5.50x beginning with the fiscal quarter ending April 30, 2011 and through the test period ending on July 31, 2012 and will step down to 5.00x thereafter. Consolidated Total Debt is defined in the senior secured credit agreement as total debt other than certain indebtedness and is reduced by the amount of cash and cash equivalents on our consolidated balance sheet in excess of $5.0 million. As of April 30, 2012, our consolidated Total Debt was $331.1 million, consisting of total debt other than certain indebtedness totaling $442.8 million, net of cash and cash equivalents in excess of $5.0 million totaling $111.7 million. Failure to satisfy these ratio requirements would constitute a default under the senior secured credit agreement. If the Company’s lenders failed to waive any such default, our repayment obligations under the senior secured credit agreement could be accelerated, which would also constitute a default under the indenture governing the senior subordinated notes.

The Company’s ability to incur additional debt and make certain restricted payments under the indenture governing the senior subordinated notes, subject to specified exceptions, is tied to an Adjusted EBITDA to fixed charges ratio of at least 2.0x, except that we may incur certain debt and make certain restricted payments and certain permitted investments without regard to the ratio, such as the Company’s ability to incur up to an aggregate principal amount of $625.0 million under our senior secured credit agreement (subject to reduction for mandatory prepayments under our senior secured credit agreement and inclusive of amounts outstanding under our senior secured credit agreement from time to time; as of April 30, 2012, we had $308.5 million outstanding under our term loan and $0.0 million under our revolving credit facility), to acquire persons engaged in a similar business that become restricted subsidiaries and to make other investments equal to the greater of $25.0 million or 2% of our consolidated assets. Fixed charges is defined in the indenture governing the senior subordinated notes as consolidated Interest Expense less interest income, adjusted for acquisitions, and further adjusted for non-cash interest expense.

(7)	Income Taxes

The income tax benefit was $0.9 million in the three months ended April 30, 2012, as compared to $0.5 million in the same three months a year ago. The Company’s projected effective income tax rate for fiscal year 2013 is 17%. The Company’s effective income tax rate for fiscal year 2012 was 9%. The Company’s effective income tax rate differs from the federal statutory rate of 35% primarily due to the impacts of permanently reinvested foreign earnings and the domestic production deduction. During periods where the Company experiences losses, these items will generally increase the effective income tax rate above the statutory rate,

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

whereas, they will reduce the effective income tax rate below the statutory rate during periods where the Company has income.

At January 31, 2012, the Company had total federal, state and foreign unrecognized tax benefits of $4.6 million, including interest of $1.0 million. During the three months ended April 30, 2012 there were no material changes to the total unrecognized tax benefit, and the Company accrued immaterial amounts in interest.

The Company files tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The statute of limitations on our federal and major state tax return filings remains open for the years ended January 31, 2006 through January 31, 2011. The statute of limitations on U.K. income tax filings remains open for the years ended January 31, 1999 through January 31, 2011. Over the next twelve months, we expect a decrease of $1.2 million in our unrecognized tax benefits primarily as a result of expiring statutes of limitation and audit settlements.

(8)	Fair Value Measurement

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

Item Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at April 30, 2012 (in thousands):

Description	Estimated Fair Value at April 30, 2012	Fair Value Measurement at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$90,992	$90,992	$—	$—

Total Assets	$90,992	$90,992	$—	$—

Total Liabilities	$—	$—	$—	$—

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

At April 30, 2012, the Company did not have any assets or liabilities measured at fair value on a recurring basis using significant other observable inputs (Level 2) or significant unobservable inputs (Level 3).

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

The estimated fair values of certain of the Company’s long-term debt obligations, as of April 30, 2012 and January 31, 2012 are as follows:

	Carrying Amount	Fair Value(1)
	(In thousands)
As of April 30, 2012:
5.00000% 2016 Tranche B Term Loans due March 10, 2016	$117,399	$117,399
4.47455% 2016 Extended Term Loans due March 10, 2016	$191,101	$190,145
10.375% Senior Subordinated Notes due March 15, 2016	$134,265	$137,957
As of January 31, 2012:
2.53775% 2013 Non-Extended Term Loans due March 10, 2013	$117,399	$115,932
4.53775% 2016 Extended Term Loans due March 10, 2016	$191,101	$187,279
10.375% Senior Subordinated Notes due March 15, 2016	$134,265	$138,293
(1)	The term loans and senior subordinated notes are measured at fair value using level 2 inputs. These measurements consider inputs such as observable prices for similar instruments, quoted prices in markets that are not active, or other inputs that are observable, either directly or indirectly, including price quotes from independent pricing vendors and broker-dealers and available trade, bid and other market information.

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

(9)	Litigation

The Company is involved in various legal proceedings that have arisen during the ordinary course of its business. The reasonably possible or probable range of loss from the final resolution of these matters, individually or in the aggregate, is not expected to be material.

(10)	Subsequent Event

On May 8, 2012, the Company announced the appointment of Joseph Passarello as its Chief Financial Officer and Senior Vice President of Finance. The appointment was effective May 8, 2012.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to safe harbors under the Securities Act of 1933 and the Securities Exchange Act of 1934. These forward-looking statements include, but are not limited to, statements about financial projections, operational plans and objectives, future economic performance and other projections and estimates contained in this report. When used in this report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions identify forward-looking statements. Because these forward-looking statements involve risks and uncertainties, they are subject to important factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements, including those risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 31, 2012. We assume no obligation to update any forward-looking statements contained in this report. It is important that the discussion below be read together with the attached unaudited condensed consolidated financial statements and notes thereto and the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 31, 2012.

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

In connection with our merger with Spyglass Merger Corp., an affiliate of Silver Lake, in March 2006, we entered into a senior secured credit agreement, issued senior subordinated notes, and entered into other related transactions, which we refer to collectively as the acquisition transactions. After consummation of the acquisition transactions, we became and continue to be highly leveraged. As of April 30, 2012, we had outstanding $442.8 million in aggregate indebtedness. Our liquidity requirements are significant, primarily due to debt service requirements.

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

On March 2, 2011 we entered into an amendment to our senior secured credit agreement to extend the final maturity date for the repayment of a portion of outstanding term loans, extend the commitment termination date of the commitments for a portion of the revolving credit facility and provide for additional flexibility in the financial covenants under the senior secured credit agreement. As a result of the amendment, $191.1 million of the existing term loans were extended and will mature on March 10, 2016, and $20.0 million of the existing revolving credit commitments were extended and will terminate on March 10, 2015. As a result of the amendment, the interest rate margins increased by 200 basis points for the extended facilities. The $124.9 million of existing term loans and the $55.0 million of existing revolving credit commitments that were not extended continued to have maturity dates of March 10, 2013 and March 10, 2012, respectively. In February 2011, we paid down $7.5 million of the existing term loans. In September 2011, we paid off and cancelled the non-extended portion of the revolving credit facility, thereby leaving an extended revolving credit facility of $20.0 million maturing on March 10, 2015.

On April 12, 2012 we entered into an Extension Agreement and Amendment No. 1 (the “Extension Agreement and Amendment”) to our senior secured credit agreement to extend the final maturity date of our non-extended term loans due March 10, 2013. As a result, a series of term loans to new and existing lenders was established and certain amounts to existing and departing lenders were repaid. This resulted in $84.4 million of the non-extended term loans being effectively repaid or extinguished and the same amount being considered new borrowings. We refer to the incremental term loans and the newly extended term loans as the “2016 Tranche B Term Loans.” The 2016 Tranche B Term Loans have an applicable margin for London Interbank Offered Rate, or LIBOR, -based loans of 4.0% (or, if we exceed a specified leverage ratio, 4.25%) (which is 200 basis points higher than the interest rate under the non-extended term loans) and a LIBOR floor of 1.0%. The 2016 Tranche B Term Loans are subject to a prepayment premium of 1.00% if repaid or refinanced on or before April 12, 2013. The other terms and conditions of the 2016 Tranche B Term Loans are the same as those for the extended term loans due March 10, 2016. After giving effect to the Extension Agreement and Amendment and the repayment of the remaining non-extended term loans due March 10, 2013, all of our outstanding term loans under the senior secured credit agreement have a final maturity date of March 10, 2016 and the aggregate principal amount of the term loans outstanding under the senior secured credit agreement did not change.

As of April 30, 2012, the outstanding balance of the 2016 Term Loans and the 2016 Tranche B Term Loans was $191.1 million and $117.4 million, respectively, and there was no outstanding balance on the extended revolving credit facility.

For additional information regarding the our indebtedness under the senior secured credit agreement, see “Liquidity and Capital Resources – Senior Secured Credit Agreement” below.

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

In the quarter ended April 30, 2012, when compared to the same quarter a year ago, total revenues decreased 3%, as total revenues were $47.9 million in the current quarter versus $49.2 million in the same quarter a year ago. The decrease in total revenues in the current quarter, when compared to the same quarter a year ago, was primarily the result of decreases in software licenses revenue driven primarily from lower sales of our ChangeMan ZMF and other mainframe products, offset in part by higher sales of our distributed systems products, most predominantly Serena Business Manager and Dimensions. We also experienced lower than expected sales of our Serena Release Manager and Serena Service Manager products, which we attribute to the relative inexperience of our sales organization with selling these products within the target markets as well as continuing adverse worldwide economic conditions, particularly in Europe. We believe that sales of Serena Release Manager and Serena Service Manager will increase in the future as our sales organization becomes more familiar with selling these products. To a lesser extent, lower maintenance revenues fueled in part by pricing pressures on maintenance renewals as a result of the continued weak economy and certain maintenance contract cancellations also contributed to the decline in total revenues in the current quarter, when compared to the same quarter a year ago.

In the quarter ended April 30, 2012 and the same quarter a year ago, 73% and 47%, respectively, of our total software license revenue came from our distributed systems products and 27% and 53%, respectively, came from our mainframe products, due to the weakness of our mainframe license revenue in the most recent fiscal quarter.

Historically, our revenue has been generally attributable to sales in North America, Europe and to a lesser extent Asia Pacific and South America. Revenue attributable to sales in North America accounted for approximately 69% of our total revenue in the quarter ended April 30, 2012, as compared to 66% in the same quarter a year ago. Our international revenue is attributable principally to our European operations and to a lesser extent Asia Pacific and South America. International revenue accounted for approximately 31% of our total revenue in the quarter ended April 30, 2012, as compared to 34% in the same quarter a year ago.

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

In addition to these estimates and assumptions utilized in the preparation of historical financial statements, the inability to properly estimate the timing and amount of future revenue could significantly affect our future operations. We must make assumptions and estimates as to the timing and amount of future revenue. Specifically, our sales personnel monitor the status of all proposals, such as the estimated closing date and potential dollar amount of such transactions. We aggregate these estimates to generate a sales pipeline and then evaluate the pipeline to identify trends in our business. This pipeline analysis and related estimates of revenue may differ significantly from actual revenue in a particular reporting period as the estimates and assumptions were made using the best available data at the time, which is subject to change. Specifically, slowdowns in the global economy and information technology spending has caused and may continue to cause customer purchasing decisions to be delayed, reduced in amount or cancelled, all of which have reduced and could continue to reduce the rate of conversion of the pipeline into contracts. A variation in the pipeline or the conversion rate of the pipeline into contracts could cause us to plan or budget inaccurately and thereby could adversely affect our business, financial condition or results of operations. In addition, because a substantial portion of our software license contracts close in the latter part of a quarter, we may not be able to adjust our cost structure to respond to a variation in the conversion of the pipeline in a timely manner, and thereby the delays may adversely and materially affect our business, financial condition or results of operations.

We believe the following are critical accounting policies and estimates used in the preparation of our consolidated financial statements.

•	Revenue recognition,

•	Stock-based compensation,

•	Valuation of long-lived assets, including goodwill, and

•	Accounting for income taxes

In the first quarter of fiscal year 2013, there has been no change in the above critical accounting policies or the underlying assumptions and estimates used in their application. See our Annual Report on Form 10-K for the fiscal year ended January 31, 2012 filed with the SEC on April 30, 2012 for further information regarding our critical accounting policies and estimates.

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

	Three Months Ended April 30,
	2012	2011
Revenue:
Software licenses	16%	18%
Maintenance	72%	70%
Professional services	12%	12%

Total revenue	100%	100%

Cost of revenue:
Software licenses	1%	1%
Maintenance	6%	6%
Professional services	12%	11%
Amortization of acquired technology	—	7%

Total cost of revenue	19%	25%

Gross profit	81%	75%

	Three Months Ended April 30,
	2012	2011

Operating expenses:
Sales and marketing	31%	29%
Research and development	14%	14%
General and administrative	8%	7%
Amortization of intangible assets	19%	19%
Restructuring, acquisition and other charges	1%	1%

Total operating expenses	73%	70%

Operating income	8%	5%

Other income (expense):
Interest income	—	—
Interest expense	(14)%	(12)%
Amortization and write-off of debt issuance costs	(1)%	(1)%
Amend and extend transaction fees	(1)%	(3)%

Total other income (expense)	(16)%	(16)%

Loss before income taxes	(8)%	(11)%
Income tax benefit	(2)%	(1)%

Net loss	(6)%	(10)%
Other comprehensive loss—foreign currency translation adjustment	(1)%	—

Comprehensive loss	(7)%	(10)%

Revenue

We derive revenue from software licenses, maintenance and professional services. Our total revenue decreased $1.3 million, or 3%, to $47.9 million in the quarter ended April 30, 2012 from $49.2 million in the same quarter a year ago. The decrease in total revenues in the current quarter, when compared to the same quarter a year ago, was primarily the result of decreases in software licenses revenue driven primarily from lower sales of our ChangeMan ZMF and other mainframe products, offset in part by higher sales of our distributed systems products, most predominantly Serena Business Manager and Dimensions. We also experienced lower than expected sales of our Serena Release Manager and Serena Service Manager products, which we attribute to the relative inexperience of our sales organization with selling these products within the target markets as well as continuing adverse economic conditions, in Europe. We believe that sales of Serena Release Manager and Serena Service Manager will increase in the future as our sales organization becomes more familiar with selling these products. To a lesser extent, lower maintenance revenues due to pricing pressures on maintenance renewals and certain maintenance contract cancellations also contributed to the decline in total revenues in the current quarter, when compared to the same quarter a year ago.

The following table summarizes software licenses, maintenance and professional services revenues for the periods indicated (in thousands, except percentages):

	Three Months Ended April 30,
			Increase (Decrease)
	2012	2011	In Dollars	In %
Revenue:
Software licenses	$7,929	$8,850	$(921)	(10)%
Maintenance	34,362	34,655	(293)	(1)%
Professional services	5,628	5,687	(59)	(1)%

Total revenue	$47,919	$49,192	$(1,273)	(3)%

Software Licenses. Software licenses revenue as a percentage of total revenue was 16% for the quarter ended April 30, 2012, as compared to 18% in the same quarter a year ago. For the current quarter, when compared to the same quarter a year ago, the decrease in software licenses revenue, in both absolute dollars and as a percentage of total revenue, was primarily due to lower sales of our ChangeMan ZMF and other mainframe products, partially offset by higher sales of our distributed systems products, most predominantly Serena Business Manager and Dimensions. We also experienced lower than expected sales of our Serena Release Manager and Serena Service Manager products, which we attribute to the recent introduction of these products and the relative inexperience of our sales organization with selling these products within the target markets as well as continuing adverse worldwide economic conditions, particularly in Europe. Our core ALM products continue to make up nearly all of our total software licenses revenue. Combined, our core ALM products accounted for $7.7 million, or 97%, of total software licenses revenue in the quarter ended April 30, 2012, as compared to $7.8 million, or 89%, in the same quarter a year ago. Distributed systems products accounted for $5.8 million, or 73%, of total software licenses revenue in the quarter ended April 30, 212, as compared to $4.2 million, or 47%, in the same quarter a year ago. We expect that our Serena Release Manager and Serena Service Manager products will account for a substantial portion of our software licenses revenue growth in the future as our sales organization becomes more familiar with selling these products. We also expect that Dimensions, Professional and Serena Business Manager family of products will account for a substantial portion of our software licenses revenue in the future. We expect our software licenses revenue for the fiscal quarter ending July 31, 2012 to increase sequentially when compared to the fiscal quarter ended April 30, 2012.

Maintenance. Maintenance revenue as a percentage of total revenue was 72% in the quarter ended April 30, 2012, as compared to 70% in the same quarter a year ago. For the current quarter, when compared to the same quarter a year ago, the decrease in maintenance revenue is primarily due to continued pricing pressures on maintenance renewals and maintenance contract cancellations. We expect maintenance revenue to remain generally flat in the near term as maintenance contracts continue to renew at consistent rates and we continue to sell software licenses, offset by continued pricing pressures on maintenance renewals.

Professional Services. Professional services revenue as a percentage of total revenue was 12% in both the quarter ended April 30, 2012 and the same quarter a year ago. For the current quarter, when compared to the same quarter a year ago, the decrease in professional services revenue is predominantly due to a decline in the number of consulting service engagements particularly in Europe, offset in part by, increases resulting from our focus on solution-oriented sales and expanded professional services organization. In general, professional services revenue is attributable to consulting opportunities in our installed customer base and expanding our consulting service capabilities. We expect professional services revenue to remain generally flat or slightly increase in the near term as we maintain our focus on selling solution-oriented offerings based on our ALM products and Serena Business Manager and Serena Service Manager family of products.

Cost of Revenue

Cost of revenue, consisting of cost of software licenses, cost of maintenance, cost of professional services and amortization of acquired technology, was 19% of total revenue in the quarter ended April 30, 2012, as compared to 25% in the same quarter a year ago. Our total cost of revenue decreased $3.2 million, or 26%, to $8.9 million in the quarter ended April 30, 2012 from $12.1 million in the same quarter a year ago. The decrease in total cost of revenues in the current quarter, when compared to the same quarter a year ago, was primarily due to our acquired technology associated with our merger in March 2006 having become fully amortized in the fiscal quarter ended April 30, 2011, offset in part by increases in cost of software licenses and cost of professional services.

The following table summarizes cost of revenue for the periods indicated (in thousands, except percentages):

	Three Months Ended April 30,
			Increase (Decrease)
	2012	2011	In Dollars	In %
Cost of revenue:
Software licenses	$547	$335	$212	63%
Maintenance	2,874	2,825	49	2%
Professional services	5,534	5,354	180	3%
Amortization of acquired technology	—	3,608	(3,608)	(100)%

Total cost of revenue	$8,955	$12,122	$(3,167)	(26)%

Percentage of total revenue	19%	25%

Software Licenses. Cost of software licenses consists principally of fees associated with integrating third party technology into our Serena Release Automation, PVCS and Dimensions distributed systems products and, to a lesser extent, salaries, bonuses and other costs associated with our product release organization. Cost of software licenses as a percentage of total software licenses revenue was 7% in the quarter ended April 30, 2012, as compared to 4% in the same quarter a year ago. The increase in both absolute dollars and as a percentage of total software licenses revenue in the quarter ended April 30, 2012, when compared to the same quarter a year ago, was primarily due to increases in sales of our Serena Release Automation product and certain other distributed systems products that have fees associated with distributing a third party product and integrating third party technology into our products.

Maintenance. Cost of maintenance consists primarily of salaries, bonuses and other costs associated with our customer support organization. Cost of maintenance as a percentage of total maintenance revenue was 8% in both the current quarter ended April 30, 2012 and the same quarter a year ago. For the current quarter, when compared to the same quarter a year ago, cost of maintenance remained generally flat in both absolute dollars and as a percentage of maintenance revenue as general cost increases associated with our customer support organization were offset by decreases in expenses associated with our prior restructuring and other cost cutting initiatives.

Professional Services. Cost of professional services consists of salaries, bonuses and other costs associated with supporting and growing our professional services organization. Cost of professional services as a percentage of total professional services revenue was 98% the quarter ended April 30, 2012, as compared to 94% in the same quarter a year ago. For the current quarter, when compared to the same quarter a year ago, the increase in the cost of professional services in absolute dollars was predominantly due to increases in headcount to support our growing professional services organization.

Amortization of Acquired Technology. In connection with our merger in March 2006, and to a lesser extent small technology acquisitions in March 2006, October 2006 and September 2008, we have recorded $178.7 million in acquired technology. The acquired technology associated with our merger in March 2006 became fully amortized in the fiscal quarter ended April 30, 2011. Amortization expense was predominantly due to the acquired technology recorded in connection with the March 2006 merger.

Operating Expenses

The following table summarizes operating expenses for the periods indicated (in thousands, except percentages):

	Three Months Ended April 30,
			Increase (Decrease)
	2012	2011	In Dollars	In %
Operating expenses:
Sales and marketing	$14,833	$14,438	$395	3%
Research and development	6,975	6,698	277	4%
General and administrative	3,915	3,527	388	11%
Amortization of intangible assets	9,183	9,203	(20)	—
Restructuring, acquisition & other charges	392	612	(220)	(36)%

Total operating expenses	$35,298	$34,478	$820	2%

Percentage of total revenue	73%	70%

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses, payroll taxes and employee benefits as well as travel, entertainment and marketing expenses. Sales and marketing expenses as a percentage of total revenue were 31% in the quarter ended April 30, 2012, as compared to 29% in the same quarter a year ago. For the quarter ended April 30, 2012, when compared to the same quarter a year ago, in both absolute dollars and as a percentage of total revenue, the increase in sales and marketing expenses was primarily the result of growing our sales and marketing organizations to support future software licenses sales and marketing programs. In absolute dollar terms, we expect sales and marketing expenses to increase over the near term.

Research and Development. Research and development expenses consist primarily of salaries, bonuses, payroll taxes, employee benefits and costs attributable to research and development activities. Research and development expenses as a percentage of total revenue were 14% in both the quarter ended April 30, 2012 and the same quarter a year ago. For the quarter ended April 30, 2012, when compared to the same quarter a year ago, the increase in research and development expenses in absolute dollars was primarily attributable to an increase in stock-based compensation expense totaling $0.4 million in the current quarter when compared to the same quarter a year ago, offset in part by decreases in research and development expenses from restructuring and other cost cutting initiatives, including moving some of our research and development activities to lower cost offshore locations put in place in the first quarter of fiscal 2012. We expect research and development expenses to increase in the near term.

General and Administrative. General and administrative expenses consist primarily of salaries, bonuses, payroll taxes, benefits and certain other administrative costs, including legal and accounting fees and bad debt. General and administrative expenses as a percentage of total revenue were 8% in the quarter ended April 30, 2012, as compared to 7% in the same quarter a year ago. For the quarter ended April 30, 2012, when compared to the same quarter a year ago, the increase in general and administrative expenses in both absolute dollars and as a percentage of total revenue was primarily attributable to growing our general and administrative organizations to support our business and fluctuations in foreign currency rates, all partially offset by restructuring and other cost cutting initiatives put in place in the first quarter of fiscal 2012 and a decrease in stock-based compensation expense. We expect general and administrative expenses to increase in the near term as we grow out our general and administrative organization to support our business.

Amortization of Intangible Assets. In connection with our merger in March 2006, and to a lesser extent a small technology acquisition in October 2006, we have recorded $300.0 million in identifiable intangible assets, reduced by amortization totaling $231.9 million as of April 30, 2012. For the current quarter ended April 30,

2012 and the same quarter a year ago, amortization expense was predominantly due to the identifiable intangible assets recorded in connection with the merger. Assuming there are no impairments and no acquisitions, we expect to record $9.1 million in amortization expense in each of the next seven fiscal quarters, and finally, $3.9 million in amortization expense in the first quarter of fiscal 2015 following thereafter.

Restructuring, Acquisition and Other Charges. In connection with our restructuring plans put in place in February 2011, and severance and other employee related costs, sponsor fees and other charges not part of ongoing operations, we recorded $0.4 million in restructuring, acquisition and other charges in the quarter ended April 30, 2012, as compared to $0.6 million in the same quarter a year ago. Restructuring, acquisition and other charges for the quarter ended April 30, 2012 and 2011 are categorized as follows (in thousands):

	Three Months Ended April 30,
	2012	2011
Sponsor fees, administration fees and other costs related to the merger and the issuance of debt	$311	$309
Restructuring charges consisting principally of severance, payroll taxes and other employee benefits, facilities closures and legal and other miscellaneous costs(1)	—	163
Other redundancy costs not related to our restructuring plans including severance and other employee related costs, costs to establish or liquidate entities, and other miscellaneous costs not part of ongoing operations	81	140

Total restructuring, acquisition and other charges	$392	$612

(1)	See Note 3 of notes to our unaudited condensed consolidated financial statements for additional information related to our restructuring plans.

Other Income (Expense)

The following table summarizes other income (expense) for the periods indicated (in thousands, except percentages):

	Three Months Ended April 30,
			Increase (Decrease)
	2012	2011	In Dollars	In %
Other income (expense):
Interest income	$52	$42	$10	24%
Interest expense	(6,619)	(6,199)	(420)	7%
Amortization and write-off of debt issuance costs	(549)	(360)	(189)	53%
Amend and extend transaction fees	(577)	(1,487)	910	(61)%

Total other income (expense)	$(7,693)	$(8,004)	$(311)	(4)%

Percentage of total revenue	(16)%	(16)%

Interest Income. For the current quarter ended April 30, 2012, when compared to the same quarter a year ago, the increase in interest income is predominantly due to increases in cash balances resulting from the accumulation of free cash flows from operations.

Interest Expense. For the quarter ended April 30, 2012, when compared to the same quarter a year ago, the increase in interest expense is predominantly due to the 200 basis point increases in the extended facilities’ interest rates resulting from both the amend and extend transaction early in the first fiscal quarter ended April 30, 2011 and amend and extend transaction late in the first fiscal quarter ended April 30, 2012, offset in part by our paying down principal on our term loan totaling $7.5 million in the quarter ended April 30, 2011 and paying down principal on our non-extended 2012 revolving credit facility and extended 2015 revolving credit facility totaling $25.7 million and $9.3 million, respectively, in the fiscal quarter ended October 31, 2011. See Note 6 of notes to our unaudited condensed consolidated financial statements included elsewhere in this report for additional information related to our debt.

Amortization and Write-Off of Debt Issuance Costs. In connection with the merger, the amended and restated senior secured credit agreement in March 2011 and the extension agreement and amendment in April 2012, we capitalized $16.1 million, $0.5 million and $3.2 million in debt issuance costs, respectively, reduced by accumulated amortization totaling $12.6 million as of April 30, 2012. We recorded $0.5 million in amortization and write-off of debt issuance costs in the quarter ended April 30, 2012, as compared to $0.4 million in the same quarter a year ago. The write-offs of unamortized debt issuance costs in the quarter ended April 30, 2012 were associated with the early extinguishment of our non-extended term loans and totaled $0.3 million. There were no write-offs of unamortized debt issuance costs in the year ago quarter ended April 30, 2011.

Amend and Extend Transaction Fees. In connection with the Extension Agreement and Amendment, we incurred $0.6 million of fees, which were immediately expensed in the quarter ended April 30, 2012. In connection with the amended and restated senior secured credit agreement entered into in March 2011, we incurred $1.5 million of fees, which were immediately expensed in the quarter ended April 30, 2011. For additional information regarding the amended and restated senior secured credit agreement, see “Liquidity and Capital Resources – Senior Secured Credit Agreement” below and Note 6 of notes to our unaudited condensed consolidated financial statements, “Senior Secured Credit Agreement.”

Income Tax Benefit

The following table summarizes income tax benefit for the periods indicated (in thousands, except percentages):

	Three Months Ended April 30,
			Increase (Decrease)
	2012	2011	In Dollars	In %
Income tax benefit	$(914)	$(517)	$(397)	77%

Percentage of total revenue	(2)%	(1)%

Income Tax Benefit. The income tax benefit was $0.9 million in the quarter ended April 30, 2012, as compared $0.5 million and in the same quarter a year ago. Our projected effective income tax rate for fiscal year 2013 is 17%. Our effective income tax rate for fiscal year 2012 was 9%. Our effective income tax rate differs from the federal statutory rate of 35% primarily due to the impacts of permanently reinvested foreign earnings and the domestic production deduction. During periods where we experience losses, these items will generally increase the effective income tax rate above the statutory rate, whereas, they will reduce the effective income tax rate below the statutory rate during periods where we have income. See Note 8 of notes to our unaudited condensed consolidated financial statements included elsewhere in this report for further information regarding income taxes and its impact on our results of operations and financial position.

Liquidity and Capital Resources

Cash and Cash Equivalents. Since our inception, we have financed our operations and met our capital expenditure requirements through cash flows from operations. As of April 30, 2012, we had $116.7 million in cash and cash equivalents. Approximately 20% of our cash and cash equivalents were held by foreign subsidiaries as of April 30, 2012. Our intent is to permanently reinvest our earnings from certain foreign operations. We do not anticipate a need to repatriate dividends from foreign operations that are permanently reinvested in order to fund operations.

Net Cash Provided by Operating Activities. Cash flows provided by operating activities were $11.7 million and $1.3 million in the quarter ended April 30, 2012 and the same quarter a year ago, respectively. In the quarter ended April 30, 2012, our cash flows provided by operating activities exceeded net loss principally due to the inclusion of non-cash expenses in net loss, cash collections in advance of revenue recognition for maintenance contracts and a decrease in accounts receivable, all partially offset by interest payments made on the term credit facility and senior subordinated notes totaling $10.0 million, a decrease in accrued expenses and other liabilities, and income tax payments net of refunds totaling $1.7 million. In the quarter ended April 30, 2011, our cash flows provided by operating activities exceeded net loss principally due to the inclusion of non-cash expenses in net loss, a decrease in accounts receivable and cash collections in advance of revenue recognition for maintenance contracts, all partially offset by interest payments made on the term credit facility and senior subordinated notes totaling $9.1 million, a decrease in accrued expenses and other liabilities, income tax payments net of refunds totaling $3.6 million, and an increase in prepaid expenses and other assets.

Net Cash Used in Investing Activities. Net cash used in investing activities was $0.5 million and $2.2 million in the quarter ended April 30, 2012 and the same quarter a year ago, respectively. In the quarter ended April 30, 2012, net cash used in investing activities related to the purchase of computer equipment and office furniture and equipment totaling $0.4 million and the purchase of software totaling $0.1 million. In the quarter ended April 30, 2011, net cash used in investing activities related to the purchase of computer equipment and office furniture and equipment totaling $2.1 million and the purchase of software totaling $0.1 million.

Net Cash Used in Financing Activities. Net cash used in financing activities was $3.8 million and $9.3 million in the quarter ended April 30, 2012 and the same quarter a year ago, respectively. In the quarter ended April 30, 2012, net cash used in financing activities principally related to debt issuance costs paid associated with the amend and extend transaction in April 2012 totaling $3.8 million. In the quarter ended April 30, 2011, net cash used in financing activities principally related to principal payments made on the term loan totaling $7.5 million and debt issue costs paid associated with the amend and extend transaction in March 2011 totaling $1.8 million.

Contractual Obligations and Commitments

As a result of the acquisition transactions related to our merger in March 2006, we became highly leveraged. As of April 30, 2012, we had outstanding $442.8 million in aggregate indebtedness. Our liquidity requirements are significant, primarily due to debt service obligations. Our cash interest paid in the quarter ended April 30, 2012 was $10.0 million, as compared to $9.1 million in the same quarter a year ago.

We believe that current cash and cash equivalents, and cash flows from operations will satisfy our working capital and capital expenditure requirements for the twelve months ending April 30, 2013. At some point in the future, we may require additional funds for either operating or strategic purposes or to refinance our existing indebtedness and may seek to raise additional funds through public or private debt or equity financing. If we are required to seek additional financing in the future through public or private debt or equity financing, there is no assurance that this additional financing will be available or, if available, will be upon reasonable terms and not legally or structurally senior to or on parity with our existing debt obligations.

The following is a summary of our various contractual commitments as of April 30, 2012, including non-cancelable operating lease agreements for office space that expire between calendar years 2012 and 2018. All periods start from May 1, 2012.

	Payments Due by Period(2)
	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
	(in thousands)
Operating lease obligations	$13,056	$2,110	$4,591	$3,248	$3,107
Credit Facility:
2016 Tranche B Term Loans due March 10, 2016	117,399	8,400	—	108,999	—
2016 Extended Term Loans due March 10, 2016	191,101	—	—	191,101	—
Senior Subordinated Notes due March 15, 2016	134,265	—	—	134,265	—
Scheduled interest on debt(1)	108,867	28,426	56,002	24,439	—

	$564,688	$38,936	$60,593	$462,052	$3,107

(1)	Scheduled interest on debt is calculated through each instrument’s due date and assumes no unscheduled principal paydowns or borrowings. Scheduled interest on debt includes the 2016 Tranche B term loan due March 10, 2016 at an annual rate of 5.0%, which is the rate in effect as of April 30, 2012, the 2016 extended term loan due March 10, 2016 at an annual rate of 4.47455%, which is the rate in effect as of April 30, 2012, the commitment fee on the unutilized amount of the revolving term credit facility due March 10, 2015 at the annual rate of 0.375%, which is the rate in effect as of April 30, 2012, and the ten-year senior subordinated notes due March 15, 2016 at the stated annual rate of 10.375%.
(2)	This table excludes our unrecognized tax benefits totaling $4.3 million as of April 30, 2012 since we have determined that the timing of payments with respect to this liability cannot be reasonably estimated.

Accounts Receivable and Deferred Revenue. At April 30, 2012, we had accounts receivable, net of allowances, of $17.1 million and total deferred revenue of $85.4 million.

Off-Balance Sheet Arrangements. As part of our ongoing operations, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of April 30, 2012, we were not involved in any unconsolidated SPE transactions.

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

On April 12, 2012 we entered into an Extension Agreement and Amendment No. 1 (the “Extension Agreement and Amendment”) to our senior secured credit agreement to extend the final maturity date of our non-extended term loans due March 10, 2013. As a result, a series of term loans to new and existing lenders was established and certain amounts to existing and departing lenders were repaid. This resulted in $84.4 million of the non extended term loans being effectively repaid or extinguished and the same amount being considered new borrowings. The incremental term loans and the newly extended term loans have identical terms and will be deemed for all purposes under the senior secured credit agreement to be the same class of loans (collectively, the “2016 Tranche B Term Loans”). The 2016 Tranche B Term Loans have an applicable margin for London Interbank Offered Rate, or LIBOR, -based loans of 4.0% (or, if we exceed a specified leverage ratio, 4.25%), have a LIBOR floor of 1.0% and are subject to a prepayment premium of 1.0% if repaid or refinanced on or prior to April 12, 2013. The other terms and conditions of the 2016 Tranche B Term Loans are the same as those for the existing term loans due March 10, 2016. After giving effect to the Extension Agreement and Amendment and the repayment of the remaining non-extended term loans due March 10, 2013, all outstanding term loans under the senior secured credit agreement have a final maturity date of March 10, 2016, the principal amount of all term loans will continue to amortize at a rate of 1.00% per year on a quarterly basis and the aggregate principal amount of the term loans outstanding under the senior secured credit agreement did not change. We paid each lender holding 2016 Tranche B Term Loans an original issuer discount equal to 1.5% of the principal amount of 2016 Tranche B Term Loans held by such lender.

The Extension Agreement and Amendment amended the senior secured credit agreement to provide us the ability to refinance outstanding loans with incremental loans borrowed under the senior secured credit agreement without reducing the overall incremental borrowing capacity of $150 million. The Extension Agreement and Amendment also amended the senior secured credit agreement to provide “most favored nation” pricing protection to the lenders of the original extended term loans and to the lenders of the 2016 Tranche B Term Loans if we enter into other new term loans under the senior secured credit agreement having an effective yield greater than 0.25% per annum over the effective yield of the 2016 Tranche B Term Loans or the original extended term loans.

Interest Rates and Fees. As of April 30, 2012, the aggregate principal amount outstanding under the secured credit agreement was $308.5 million, which consisted of $191.1 million of the extended term loans due March 10, 2016 and $117.4 million of the 2016 Tranche B Term Loans also due March 10, 2016. The extended term loans bear interest at a rate equal to three-month LIBOR plus 4.00%. That rate was 4.47455% as of April 30, 2012. The 2016 Tranche B Term Loans bear interest at a rate equal to three-month LIBOR plus 4.00% with a 1.00% LIBOR floor. That rate was 5.00000% as of April 30, 2012. The 2015 extended revolving term credit facility, of which $0.0 million was outstanding as of April 30, 2012, bears interest at a rate equal to three-month LIBOR plus 3.75%. That rate was 4.47455% as of April 30, 2012. In general, and after giving effect to the Extension Agreement and Amendment and the repayment in full of the non-extended term loans due March 10, 2013, the loans under the senior secured credit agreement bear interest, at the option of the borrower, at the following rates:

2016 Extended Term Loans due March 10, 2016:

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

Senior Subordinated Notes

As of April 30, 2012, we have outstanding $134.3 million principal amount of senior subordinated notes, bearing interest at a rate of 10.375%, payable semi-annually on March 15 and September 15, and maturing on March 15, 2016. Each of our domestic subsidiaries that guarantees the obligations under our senior secured credit agreement or other indebtedness will jointly, severally and unconditionally guarantee the notes on an unsecured senior subordinated basis. As of the date of this report, we do not have any domestic subsidiaries and, accordingly, there are no guarantors on such date. The notes are our unsecured, senior subordinated obligations, and the guarantees, if any, will be unsecured, senior subordinated obligations of the guarantors. The notes are subject to redemption at our option under terms and conditions specified in the indenture related to the notes, and may be redeemed at the option of the holders at 101% of their face amount, plus accrued and unpaid interest, upon certain change of control events.

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

In addition, under our senior secured credit agreement, we are required to satisfy and maintain specified financial ratios and other financial condition tests, including minimum interest coverage ratio and a maximum total leverage ratio. We were in compliance with all of the covenants under the senior secured credit agreement and indenture as of April 30, 2012. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet those ratios and tests in the future. A breach of any of these covenants would result in a default (which, if not cured, could mature into an event of default) and in certain cases an immediate event of default under our senior secured credit agreement. Upon the occurrence of an event of default under our senior secured credit agreement, all amounts outstanding under our senior secured credit agreement could be declared to be (or could automatically become) immediately due and payable and all commitments to extend further credit could be terminated.

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

The following is a reconciliation of net loss, a GAAP measure of our operating results, to Adjusted EBITDA as defined in our debt agreements.

	Three Months Ended April 30,
	2012	2011
Net loss	$(3,113)	$(4,895)
Interest expense (income), net(1)	7,693	8,004
Income tax benefit	(914)	(517)
Depreciation and amortization expense(2)	10,299	13,878

EBITDA	13,965	16,470
Restructuring, acquisition and other charges(3)	392	612

Adjusted EBITDA	$14,357	$17,082

(1)	Interest expense (income), net includes interest income, interest expense, amortization and write off of debt issuance costs, and amend and extend transaction fees.
(2)	Depreciation and amortization expense includes depreciation of fixed assets, amortization of leasehold improvements, amortization of acquired technologies, amortization of other intangible assets and amortization of stock-based compensation. See Note 2 of notes to our unaudited condensed consolidated financial statements for additional information related to stock-based compensation.
(3)	Restructuring, acquisition and other charges include employee payroll, severance and other employee related costs associated with transitional activities that are not expected to be part of our ongoing operations, and travel and other direct costs associated with the merger. See Note 3 of notes to our unaudited condensed consolidated financial statements for additional information related to restructuring charges and accruals.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

We do not use derivative financial instruments in our investment portfolio and have no foreign exchange contracts. Our financial instruments consist of cash and cash equivalents, trade accounts receivable, accounts payable, term loan and secured indebtedness. We consider investments in highly liquid instruments purchased with an original maturity of 90 days or less to be cash equivalents. All of our cash equivalents principally consist of money market funds, and are classified as available-for-sale as of April 30, 2012. We are subject to interest rate risk on the variable interest rate of the unhedged portion of the secured term loan. Effective with the expiration of our interest rate swap contract on April 10, 2010, no portion of our variable interest rate secured term loan is hedged and management currently does not intend to enter into any swap contract to hedge any portion of the variable interest rate secured term loan. We do not believe that a hypothetical 25% fluctuation in the variable interest rate would have a material impact on our consolidated financial position or results of operations.

Interest Rate Risk. Historically, our exposure to market risk for changes in interest rates relates primarily to our short and long-term investments and short and long-term debt obligations.

As of April 30, 2012, we had $308.5 million of debt under our senior secured credit agreement. A 1% increase in these floating rates would increase annual interest expense by $3.1 million.

Foreign Exchange Risk. Sales to foreign countries accounted for approximately 31% of the total sales in the quarter ended April 30, 2012, as compared to 34% in the same quarter a year ago. Because we invoice certain foreign sales in currencies other than the United States dollar, predominantly the British pound sterling and euro, and do not hedge these transactions, fluctuations in exchange rates could adversely affect the translated results of operations of our foreign subsidiaries. Therefore, foreign exchange fluctuations could create a risk of significant balance sheet gains or losses on our consolidated financial statements. If the U.S. dollar strengthens against foreign currencies, our future net revenues could be adversely affected. However, given our foreign subsidiaries’ net book values as of April 30, 2012 and net cash flows for the most recent fiscal quarter ended April 30, 2012, we do not believe that a hypothetical 25% fluctuation in foreign currency exchange rates would have a material impact on our consolidated financial position or results of operations.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, with the assistance of senior management personnel, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of April 30, 2012. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual and quarterly reports filed under the Exchange Act. Based on this evaluation, and subject to the limitations described below, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer have concluded that our disclosure controls and procedures were effective as of April 30, 2012.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended April 30, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls. Our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, does not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can only provide reasonable, not absolute, assurances that the objectives of the control system are met. The design of a control system reflects resource constraints, and the benefits of controls must be considered relative to their costs. Because there are inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of error or fraud, if any, have been or will be detected.

PART II—OTHER INFORMATION

ITEM 1.	Legal Proceedings

Information with respect to this Item may be found in Note 9 of notes to our unaudited condensed consolidated financial statements in Part I, Item I of this quarterly report, which information is incorporated into this Item 1 by reference.

ITEM 1A.	Risk Factors

There have been no material changes from the risk factors associated with our business, financial condition and results of operations as set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 31, 2012.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On February 26, 2012, one of our current employees exercised a stock option to acquire 12,672 shares of our common stock for an aggregate exercise price of $15,840. The exercise of the stock option was effected through the net exercise of the stock option, with 4,258 shares applied to the payment of the aggregate exercise price, 3,313 shares applied to the payment of applicable taxes and withholdings and 5,101 shares issued to the employee.

On February 27, 2012, one of our current employees exercised a stock option to acquire 6,336 shares of our common stock for an aggregate exercise price of $7,920. The exercise of the stock option was effected through the net exercise of the stock option, with 2,129 shares applied to the payment of the aggregate exercise price, 1,762 shares applied to the payment of applicable taxes and withholdings and 2,445 shares issued to the employee.

On February 27, 2012, one of our current employees exercised a stock option to acquire 1,100 shares of our common stock for an aggregate exercise price of $1,375. The exercise of the stock option was effected through a cash exercise of the stock option, with payment of the exercise price and applicable taxes and withholdings by the employee.

On February 28, 2012, one of our current employees exercised a stock option to acquire 5,280 shares of our common stock for an aggregate exercise price of $6,600. The exercise of the stock option was effected through the net exercise of the stock option, with 1,774 shares applied to the payment of the aggregate exercise price, 1,469 shares applied to the payment of applicable taxes and withholdings and 2,037 shares issued to the employee.

On February 29, 2012, one of our current employees exercised a stock option to acquire 5,337 shares of our common stock for an aggregate exercise price of $6,671. The exercise of the stock option was effected through the net exercise of the stock option, with 1,794 shares applied to the payment of the aggregate exercise price, 1,843 shares applied to the payment of applicable taxes and withholdings and 1,700 shares issued to the employee.

On March 1, 2012, one of our current employees exercised a stock option to acquire 63,360 shares of our common stock for an aggregate exercise price of $79,200. The exercise of the stock option was effected through the net exercise of the stock option, with 21,291 shares applied to the payment of the aggregate exercise price, 15,926 shares applied to the payment of applicable taxes and withholdings and 26,143 shares issued to the employee.

On March 5, 2012, one of our current employees exercised a stock option to acquire 2,633 shares of our common stock for an aggregate exercise price of $3,291. The exercise of the stock option was effected through the net exercise of the stock option, with 885 shares applied to the payment of the aggregate exercise price, 732 shares applied to the payment of applicable taxes and withholdings and 1,016 shares issued to the employee.

On March 5, 2012, one of our current employees exercised a stock option to acquire 5,268 shares of our common stock for an aggregate exercise price of $6,585. The exercise of the stock option was effected through the net exercise of the stock option, with 1,771 shares applied to the payment of the aggregate exercise price, 1,469 shares applied to the payment of applicable taxes and withholdings and 2,028 shares issued to the employee.

On March 6, 2012, one of our current employees exercised a stock option to acquire 15,805 shares of our common stock for an aggregate exercise price of $19,756. The exercise of the stock option was effected through the net exercise of the stock option, with 5,311 shares applied to the payment of the aggregate exercise price, 2,598 shares applied to the payment of applicable taxes and withholdings and 7,896 shares issued to the employee.

On April 14, 2012, one of our current employees exercised a stock option to acquire 4,063 shares of our common stock for an aggregate exercise price of $5,079. The exercise of the stock option was effected through a cash exercise of the stock option, with payment of the exercise price and applicable taxes and withholdings by the employee.

The foregoing shares were issued under an exemption from registration requirements pursuant to Rule 701 under the Securities Act of 1933, which provides an exception for offers and sales pursuant to certain compensatory benefit plans.

ITEM 3.	Defaults Upon Senior Securities

Not Applicable

ITEM 4.	Mine Safety Disclosures

Not Applicable

ITEM 5.	Other Information

Not Applicable

ITEM 6.	Exhibits

Exhibit No.	Exhibit Description

10.1	Office Lease dated March 16, 2012 between Legacy Partners II San Mateo Plaza, LLC and Serena Software, Inc. (for new headquarter facilities located in San Mateo, California) (incorporated by reference to Exhibit 10.3 to the registrant’s annual report on Form 10-K (File No. 000-25285), filed with the SEC on April 30, 2012)

10.2	Extension Agreement and Amendment No. 1 among Serena Software, Inc., Barclays Bank PLC, as Administrative Agent and Collateral Agent, and the lending institutions from time to time parties thereto, dated as of April 12, 2012 (incorporated by reference to Exhibit 10.8 to the registrant’s annual report on Form 10-K (File No. 000-25285), filed with the SEC on April 30, 2012)

10.3*	FY 2013 Executive Annual Incentive Plan (incorporated by reference to Exhibit 10.33 to the registrant’s annual report on Form 10-K (File No. 000-25285), filed with the SEC on April 30, 2012)

10.4*	FY 2013 Management Annual Incentive Plan (incorporated by reference to Exhibit 10.34 to the registrant’s annual report on Form 10-K (File No. 000-25285), filed with the SEC on April 30, 2012)
31.01†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.03†	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01‡	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02‡	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.03‡	Certification of Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101††	The following financial information from Serena Software, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of April 30, 2012 (Unaudited) and January 31, 2012, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three months ended April 30, 2012 and 2011, (iii) Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended April 30, 2012 and 2011 and (iv) the Notes to Condensed Consolidated Financial Statements (Unaudited)

*	Indicates a management contract or compensatory plan or arrangement.
†	Exhibit is filed herewith.
‡	Exhibit is furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.
††	The information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and is not subject to liability under these sections, in accordance with Rule 406T of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERENA SOFTWARE, INC.

By:	/S/ JOHN NUGENT
John Nugent
President and Chief Executive Officer (Principal Executive Officer)

By:	/S/ JOHN J. ALVES
John J. Alves
Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)

Date: May 25, 2012

EXHIBIT INDEX

Exhibit No.	Exhibit Description

10.1	Office Lease dated March 16, 2012 between Legacy Partners II San Mateo Plaza, LLC and Serena Software, Inc. (for new headquarter facilities located in San Mateo, California) (incorporated by reference to Exhibit 10.3 to the registrant’s annual report on Form 10-K (File No. 000-25285), filed with the SEC on April 30, 2012)

10.2	Extension Agreement and Amendment No. 1 among Serena Software, Inc., Barclays Bank PLC, as Administrative Agent and Collateral Agent, and the lending institutions from time to time parties thereto, dated as of April 12, 2012 (incorporated by reference to Exhibit 10.8 to the registrant’s annual report on Form 10-K (File No. 000-25285), filed with the SEC on April 30, 2012)

10.3*	FY 2013 Executive Annual Incentive Plan (incorporated by reference to Exhibit 10.33 to the registrant’s annual report on Form 10-K (File No. 000-25285), filed with the SEC on April 30, 2012)

10.4*	FY 2013 Management Annual Incentive Plan (incorporated by reference to Exhibit 10.34 to the registrant’s annual report on Form 10-K (File No. 000-25285), filed with the SEC on April 30, 2012)
31.01†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.03†	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01‡	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02‡	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.03‡	Certification of Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101††	The following financial information from Serena Software, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of April 30, 2012 (Unaudited) and January 31, 2012, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three months ended April 30, 2012 and 2011, (iii) Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended April 30, 2012 and 2011 and (iv) the Notes to Condensed Consolidated Financial Statements (Unaudited)

*	Indicates a management contract or compensatory plan or arrangement.
†	Exhibit is filed herewith.
‡	Exhibit is furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.
††	The information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and is not subject to liability under these sections, in accordance with Rule 406T of Regulation S-T.