Form 10-Q
period 2012-07-31
SERENA SOFTWARE INC
filed 2012-09-14
CIK 1073967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED July 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM        TO

COMMISSION FILE NO. 000-25285

SERENA SOFTWARE, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	94-2669809
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1850 GATEWAY DRIVE, SAN MATEO, CALIFORNIA 94404-4060

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

As of July 31, 2012, 98,446,007 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SERENA SOFTWARE, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	July 31, 2012	January 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$102,160	$109,688
Accounts receivable, net of allowance of $973 and $963 at July 31, 2012 and January 31, 2012, respectively	19,717	23,747
Deferred taxes, net	5,013	5,015
Prepaid expenses and other current assets	7,873	7,779

Total current assets	134,763	146,229
Property and equipment, net	4,741	4,879
Goodwill	462,400	462,400
Other intangible assets, net	58,910	77,264
Other assets	9,268	3,600

TOTAL ASSETS	$670,082	$694,372

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,051	$1,515
Income taxes payable	1,257	683
Accrued expenses	16,027	18,916
Accrued interest on term loan and subordinated notes	5,823	7,030
Deferred revenue	66,290	68,861

Total current liabilities	91,448	97,005
Deferred revenue, less current portion	8,508	9,443
Long-term liabilities	5,379	5,423
Deferred taxes	13,711	20,835
Term loans	308,500	308,500
Senior subordinated notes	126,542	134,265

Total liabilities	554,088	575,471

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized and no shares issued and outstanding at July 31, 2012 and January 31, 2012	—	—
Series A Preferred stock, $0.01 par value; 1 share authorized, issued and outstanding at July 31, 2012 and January 31, 2012	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 98,446,007 and 98,392,478 shares issued and outstanding at July 31, 2012 and January 31, 2012, respectively	984	984
Additional paid-in capital	517,483	516,578
Accumulated other comprehensive loss	(1,958)	(1,573)
Accumulated deficit	(400,515)	(397,088)

Total stockholders’ equity	115,994	118,901

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$670,082	$694,372

See accompanying notes to condensed consolidated financial statements.

SERENA SOFTWARE, INC.

Condensed Consolidated Statements of Comprehensive Loss

For the Three and Six Months Ended July 31, 2012 and 2011

(In thousands)

(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2012	2011	2012	2011
Revenue:
Software licenses	$11,590	$14,860	$19,519	$23,710
Maintenance	34,575	36,361	68,937	71,016
Professional services	6,283	5,938	11,911	11,625

Total revenue	52,448	57,159	100,367	106,351

Cost of revenue:
Software licenses	425	462	972	797
Maintenance	2,783	2,888	5,657	5,713
Professional services	5,785	5,808	11,319	11,162
Amortization of acquired technology	—	43	—	3,651

Total cost of revenue	8,993	9,201	17,948	21,323

Gross profit	43,455	47,958	82,419	85,028

Operating expenses:
Sales and marketing	14,315	15,762	29,148	30,200
Research and development	6,735	6,841	13,710	13,539
General and administrative	4,352	3,640	8,267	7,167
Amortization of intangible assets	9,076	9,198	18,259	18,401
Restructuring, acquistion and other charges	1,617	1,057	2,009	1,669

Total operating expenses	36,095	36,498	71,393	70,976

Operating income	7,360	11,460	11,026	14,052

Other income (expense):
Interest income	46	29	98	71
Loss on early extinguishment of debt	(154)	—	(154)	—
Interest expense	(6,965)	(6,518)	(13,584)	(12,717)
Amortization and write off of debt issuance costs	(533)	(315)	(1,082)	(675)
Amend and extend transaction fees	—	—	(577)	(1,487)

Total other income (expense)	(7,606)	(6,804)	(15,299)	(14,808)

(Loss) income before income taxes	(246)	4,656	(4,273)	(756)
Income tax expense (benefit)	68	57	(846)	(461)

Net (loss) income	(314)	4,599	(3,427)	(295)
Other comprehensive (loss) income- foreign currency translation adjustments	(142)	198	(385)	(28)

Comprehensive (loss) income	$(456)	$4,797	$(3,812)	$(323)

See accompanying notes to condensed consolidated financial statements.

SERENA SOFTWARE, INC.

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended July 31, 2012 and 2011

(In thousands)

(Unaudited)

	Six Months Ended July 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(3,427)	$(295)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of acquired technology and other intangible assets	19,565	23,489
Deferred income taxes	(7,122)	(8,629)
Interest expense on term credit facility and subordinated notes, net of interest paid	(1,245)	567
Loss on early extinguishment of debt	154	—
Amortization and write off of debt issuance costs	1,082	675
Amend and extend transaction fees	577	1,487
Stock-based compensation	1,009	491
Changes in operating assets and liabilities:
Accounts receivable	4,030	(736)
Prepaid expenses and other assets	396	(1,466)
Accounts payable	447	(416)
Income taxes payable	358	(315)
Accrued expenses and other liabilities	(2,341)	(4,411)
Deferred revenue	(3,506)	(6,690)

Net cash provided by operating activities	9,977	3,751

Cash flows from investing activities:
Capital expenditures	(908)	(2,605)
Purchased software	(4,216)	(319)

Net cash used in investing activities	(5,124)	(2,924)

Cash flows from financing activities:
Exercise of stock options under employee stock option plan	67	2
Repurchase of option rights under employee stock option plan	(149)	(2)
Principal borrowings under term credit facility and senior subordinated notes	84,400	—
Principal payments and early extinguishments under the term credit facility and senior subordinated notes	(92,507)	(7,500)
Debt issuance costs paid	(3,807)	(1,958)

Net cash used in financing activities	(11,996)	(9,458)

Effect of exchange rate changes on cash	(385)	(28)

Net increase (decrease) in cash and cash equivalents	(7,528)	(8,659)
Cash and cash equivalents at beginning of period	109,688	126,374

Cash and cash equivalents at end of period	$102,160	$117,715

Supplemental disclosures of cash flow information:
Income taxes paid, net of refunds	$5,739	$8,680

Interest expense paid	$14,816	$12,150

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

(d) Spyglass Merger Corp.

On March 10, 2006, Spyglass Merger Corp., an affiliate of Silver Lake, a private equity firm, merged with and into us, a transaction we refer to in this report as the “Merger”. As a result of the Merger, our common stock ceased to be traded on the NASDAQ National Market and we became a privately-held company, with approximately 56.5% of our common stock at the time of the merger on a fully diluted basis owned by investment funds affiliated with Silver Lake.

(e) Immaterial Correction of Prior Period Errors

Prior to the filing of the Company’s Form 10-Q for the second quarter of fiscal 2013, the Company identified errors related to its interest accrual calculations in fiscal 2007 through fiscal 2011. As a result, the Company’s historical interest expense and the related “accrued interest on term loan and subordinated notes” were overstated. Management evaluated the materiality of the errors from a qualitative and quantitative perspective, and concluded that the errors were immaterial to each of the prior periods but could have been material if corrected in the second quarter of fiscal 2013.

Consequently, in this Form 10-Q, consolidated balance sheet data as of January 31, 2012 has been revised to reflect the correction of these errors by decreasing accrued interest on the term loan and subordinated notes by approximately $1.8 million and decreasing accumulated deficit by approximately $1.8 million. The impact of the errors prior to fiscal 2010 would decrease accumulated deficit as of the beginning of fiscal 2010 by approximately $1.3 million. The impact of the errors in fiscal 2010 and 2011 is a decrease in interest expense of approximately $0.2 million and $0.3 million for the year ended January 31, 2010 and 2011, respectively, and a decrease in accrued interest on the term loan and subordinated notes of approximately $0.2 million and $0.5 million as of January 31, 2010 and 2011, respectively. The revised financial data will be reflected when those periods are published again in future filings.

(2)	Stock-Based Compensation

General Stock Option Information

The following table sets forth the summary of option activity under our stock option programs for the six months ended July 31, 2012:

	Options	Number of	Weighted
	Available for	Options	Average
	Grant	Outstanding	Exercise Price
Balances as of January 31, 2012	3,970,302	8,582,511	$2.79
Granted	(800,000)	800,000	$3.72
Exercised		(121,854)	$1.25
Cancelled (1)		(233,742)	$1.25
Cancelled	361,352	(361,352)	$2.39

Balances as of July 31, 2012(2)	3,531,654	8,665,563	$2.92

(1)	Represents cancelled options which are not returned to the available-for-grant stock option pool.
(2)	The number of options vested and expected to vest, net of estimated forfeitures, as of July 31, 2012 was 5,347,619 and has a weighted average exercise price of $2.78.

The aggregate intrinsic value for options outstanding and options exercisable as of July 31, 2012 was $6.9 million and $4.7 million, respectively.

To assist management in determining the estimated fair value of the Company’s common stock, the Company engages a third-party valuation specialist to perform a valuation on a semi-annual basis as of January 31 and July 31. In estimating the fair value of the Company’s common stock, the external valuation firm employs a two-step approach that first estimates the fair value of the Company as a whole, and then allocates the adjusted value of shareholders’ equity to the Company’s common stock.

The fair value of each stock option grant under the stock option plans is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the three and six months ended July 31, 2012 and 2011:

	Three Months Ended July 31,		Six Months Ended July 31,
	2012	2011	2012	2011
Expected term (in years)	2.7 to 3.0	3.0	2.7 to 3.0	3.0
Risk-free interest rate	0.1% to 0.4%	0.2% to 1.2%	0.1% to 0.4%	0.2% to 1.2%
Volatility	25% to 28%	19% to 33%	25% to 28%	19% to 33%

The expected term is based on observed and expected time to post vesting exercise or cancellation of options. The risk-free interest rates are derived from the average U.S. Treasury constant maturity rates and approximate the rates in effect at the time of grant for the respective expected term. Volatility is based on the volatility of the Company’s peer group’s common stock over the period commensurate with the expected term of the options. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero. The Company estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company records stock-based compensation expense only for those awards that are expected to vest.

Information regarding the stock options outstanding at July 31, 2012 is summarized as follows:

	Number Outstanding(1)	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable(1)	Weighted Average Exercise Price
Exercise Price
$1.25	1,033,860	1.36	$1.25	1,033,860	$1.25
$3.00	4,822,538	7.10	$3.00	2,563,829	$3.00
$3.08	780,000	7.72	$3.08	269,231	$3.08
$3.19	500,000	8.17	$3.19	214,853	$3.19
$3.54	478,749	9.02	$3.54	114,959	$3.54
$3.58	275,416	8.25	$3.58	93,050	$3.58
$3.72	775,000	9.83	$3.72	0	$0.00

	8,665,563	6.92	$2.92	4,289,782	$2.62

(1)	The table shows options without consideration of expected forfeitures.

Restricted Stock Units

The following table sets forth the summary of restricted stock units activity under our restricted stock purchase agreements for the six months ended July 31, 2012:

	Shares	Weighted Average Grant Date Fair Value
Balances as of January 31, 2012	1,315,000	$3.04
Granted	100,000	$3.72
Cancelled	(25,000)	$3.00

Balances as of July 31, 2012	1,390,000	$3.14

The aggregate fair value of restricted stock units outstanding as of July 31, 2012 was $5.2 million. There were no restricted stock units vested as of July 31, 2012.

As of July 31, 2012, total unrecognized compensation costs related to unvested stock options and restricted stock was $4.1 million. Costs related to unvested stock options are expected to be recognized over a period of 3 to 3.5 years and costs related to the restricted stock are expected to be recognized over a period of 3 to 4 years from grant date.

Stock-based compensation expense for the three and six months ended July 31, 2012 and 2011 is categorized as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2012	2011	2012	2011
Cost of maintenance	$14	$17	$30	$30
Cost of professional services	(3)	15	6	53

Stock-based compensation expense in cost of revenue	11	32	36	83

Sales and marketing	75	156	212	366
Research and development	60	50	124	(247)
General and administrative	379	(106)	637	289

Stock-based compensation expense (benefit) in operating expense	514	100	973	408

Total stock-based compensation expense	525	132	1,009	491
Income tax benefit	(204)	(51)	(392)	(190)

Total stock-based compensation expense, net of tax	$321	$81	$617	$301

Restructuring, acquisition and other charges are categorized as follows for the three and six months ended July 31, 2012 and 2011 (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2012	2011	2012	2011
Sponsor fees, administration fees and other costs related to the Merger and the issuance of debt	$311	$313	$622	$622
Restructuring and other charges consisting principally of severance, payroll taxes and other employee benefits, facilities closures and legal and other miscellaneous costs	480	—	480	162
Other costs not related to our restructuring plans including severance and other employee related costs, costs to establish or liquidate entities, and other costs not part of ongoing operations	826	744	907	885

Total restructuring, acquisition and other charges	$1,617	$1,057	$2,009	$1,669

The agreements underlying the Company’s senior subordinated notes and the credit facility include financial covenants based on Adjusted EBITDA. Restructuring, acquisition and other charges are a component of that computation. Restructuring, acquisition and other charges include employee payroll, severance and other employee related costs and other costs that are not part of our ongoing operations. These charges have been included as a separate line within operating expenses in the Company’s unaudited condensed consolidated statements of comprehensive loss.

(3)	Goodwill and Other Intangible Assets

(a) Goodwill:

Goodwill is not amortized but instead is periodically tested for impairment. The required annual impairment test is performed in the fourth fiscal quarter each year. The Company has concluded that there were no indicators of impairment of goodwill as of July 31, 2012.

There were no changes in the carrying amount of goodwill during the three and six months ended July 31, 2012.

(b) Other Intangible Assets:

	As of July 31, 2012
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Amortizing intangible assets:
Acquired technology	$178,699	$(178,699)	$—
Customer relationships	278,900	(223,399)	55,501
Trademark/Trade name portfolio	14,300	(11,447)	2,853
Capitalized software	6,799	(6,243)	556

Total	$478,698	$(419,788)	$58,910

	As of January 31, 2012
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Amortizing intangible assets:
Acquired technology	$178,699	$(178,699)	$—
Customer relationships	278,900	(206,030)	72,870
Trademark and trade name portfolio	14,300	(10,559)	3,741
Capitalized software	6,649	(5,996)	653

Total	$478,548	$(401,284)	$77,264

As of July 31, 2012, the Company expects amortization expense in future periods as follows (in thousands):

For remaining six months of year ending January 31, 2013	$18,243
For year ending January 31, 2014	36,486
For year ending January 31, 2015	4,089
For year ending January 31, 2016	92

Total	$58,910

As of July 31, 2012, the weighted average remaining amortization periods for customer relationships, trademark/trade name portfolio, and capitalized software are 19 months, 19 months and 18 months, respectively. The aggregate amortization expense of acquired technology and other intangible assets was $9.1 million and $18.3 million in the three months and six months ended July 31, 2012, respectively, as compared to $9.2 million and $22.1 million in the three months and six months ended July 31, 2011, respectively.

The Company tests its long-lived assets for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. A long-lived asset is not recoverable, and therefore subject to an impairment charge, if its carrying amount exceeds the undiscounted cash flows associated with it. There were no impairment charges in the three and six month periods ended July 31, 2012 and 2011.

(4)	Debt

Debt as of July 31, 2012 and January 31, 2012 consisted of the following (in thousands):

	July 31,	January 31,
	2012	2012
2016 Tranche B Term Loans, due March 10, 2016, LIBOR plus 4.00% with a 1.00% LIBOR floor	$117,399	$—
2013 Term Loans, due March 10, 2013, LIBOR plus 2.00%	—	117,399
2016 Extended Term Loans, due March 10, 2016, LIBOR plus 4.00%	191,101	191,101
Senior Subordinated Notes, due March 15, 2016, 10.375%	126,542	134,265

Total long-term debt	$435,042	$442,765

Senior Secured Credit Agreement

In connection with the consummation of the Merger, the Company entered into a credit facility pursuant to a debt commitment that we obtained from affiliates of the initial purchasers of our senior subordinated notes (the “Credit Facility”).

First Amend and Extend Transaction

On March 2, 2011, the Company entered into an amendment to our Credit Facility to extend the final maturity date for the repayment of a portion of outstanding term loans, extend the commitment termination date of the commitments for a portion of the revolving credit facility and provide for additional flexibility in the financial covenants under the Credit Facility (the “First Amend and Extend Transaction”). As a result of the amendment, $191.1 million of the existing term loans were extended and will mature on March 10, 2016 (the “2016 Extended Term Loans”), and $20.0 million of the existing revolving credit commitments were extended and will terminate on March 10, 2015 (the “Extended Revolving Credit Commitments”). The $124.9 million of the existing term loans that were not extended (the “2013 Term Loans”), and the $55.0 million of the existing revolving credit commitments that were not extended, would continue to mature on March 10, 2013 and March 10, 2012, respectively.” As a result of the amendment, the interest rate margins were increased by 200 basis points for the extended facilities. In addition, the maximum total leverage ratio stepped up to 5.50x beginning with the fiscal quarter ended April 30, 2011 and through the test periods ending on July 31, 2012 and will step down to 5.00x thereafter for both the extended facilities and non-extended facilities. After giving effect to the amendment, the aggregate principal amount outstanding under the senior secured credit agreement did not change, and the principal amount of the term loans would continue to amortize at a rate of 1.00% per year on a quarterly basis.

Second Amend and Extend Transaction

On April 12, 2012, the Company entered into an Extension Agreement and Amendment No. 1 (the “Second Amend and Extend Transaction”) to its Credit Facility to extend the final maturity date of its 2013 Term Loans, that were not extended in the First Amend and Extend Transaction. As a result of the Second Amend and Extend Transaction $117.4 million of the 2013 Term Loans were extended through a combination of the establishment of a series of term loans to new and existing lenders and the repayment of certain amounts to existing and departing lenders. This resulted in $84.4 million of the 2013 Term Loans being effectively repaid or extinguished and the same amount being considered new borrowings. The Company refers to the incremental term loans and the newly extended term loans as the “2016 Tranche B Term Loans.” The 2016 Tranche B Term Loans have an applicable margin for London Interbank Offered Rate, or LIBOR, -based loans of 4.0% (or, if we exceed a specified leverage ratio, 4.25%) (which is 200 basis points higher than the interest rate under the 2013 Term Loans) and a LIBOR floor of 1.0%. The other terms and conditions of the 2016 Tranche B Term Loans are the same as those for the 2016 Extended Term Loans. After giving effect to the Second Amend and Extend Transaction and the repayment of the remaining 2013 Term Loans, all of the Company’s outstanding term loans under the Credit Facility have a final maturity date of March 10, 2016 and the aggregate principal amount of the term loans outstanding under the Credit Facility did not change. The Company paid each lender holding 2016 Tranche B Term Loans an original issuer discount equal to 1.5% of the principal amount of 2016 Tranche B Term Loans held by such lender.

The Credit Facility bears an annual commitment fee on the undrawn portion of that facility commencing on the date of execution and delivery of the senior secured credit agreement. As a result of the cancellation of the non-extended 2012 revolving credit commitment totaling $55.0 million during the quarter ended October 31, 2011, the annual commitment fee is limited to the Extended Revolving Credit Commitments. Effective February 1, 2011, the annual commitment fee is 0.375% per annum.

Senior Subordinated Notes

The Company has outstanding $126.5 million principal amount of senior subordinated notes, which bear interest at a rate of 10.375%, payable semi-annually on March 15 and September 15, and which mature on March 15, 2016. Each of our domestic subsidiaries that guarantees the obligations under the Company’s Credit Facility will jointly, severally and unconditionally guarantee the notes on an unsecured senior subordinated basis. The Company does not have any domestic subsidiaries and, accordingly, there are no guarantors. The notes are the Company’s unsecured, senior subordinated obligations, and the guarantees, if any, will be unsecured, senior subordinated obligations of the guarantors. The notes are subject to redemption at the Company’s option under terms and conditions specified in the indenture related to the notes, and may be redeemed at the option of the holders at 101% of their face amount, plus accrued and unpaid interest, upon certain change of control events.

During the quarter ended July 31, 2012, the Company repurchased $7.7 million of the 10.375% senior subordinated notes. The total cost including accrued interest of $0.2 million was $8.1 million, resulting in a loss on the early extinguishment of this debt of $0.2 million during the three and six months ended July 31, 2012.

The Company may from time to time repurchase the senior subordinated notes in open market or privately negotiated purchases or otherwise, or redeem the senior subordinated notes pursuant to the terms of the indenture dated March 10, 2006.

Debt Covenants

The senior subordinated notes and the credit facility contain various covenants including limitations on additional indebtedness, capital expenditures, restricted payments, the incurrence of liens, transactions with affiliates and sales of assets. In addition, the credit facility requires the Company to comply with certain financial covenants, including leverage and interest coverage ratios and capital expenditure limitations. The Company was in compliance with all of the covenants of the credit facility as of July 31, 2012.

The Company’s senior secured credit agreement requires the Company to maintain a rolling twelve-month consolidated Adjusted EBITDA to consolidated Interest Expense ratio of a minimum of 2.00x at the end of each quarter beginning with the fiscal year ending January 31, 2010. Consolidated Interest Expense is defined in the senior secured credit agreement as consolidated cash interest expense less cash interest income and is further adjusted for certain non-cash interest expenses and other items. The Company is also required to maintain a rolling twelve-month consolidated Total Debt to consolidated Adjusted EBITDA ratio of a maximum of 5.00x at the end of each quarter beginning with the fiscal year ending January 31, 2011. Under the terms of the Amended and Restated Senior Secured Credit Agreement, the maximum total leverage ratio stepped up to 5.50x beginning with the fiscal quarter ending April 30, 2011 and through the test period ending on July 31, 2012 and will step down to 5.00x thereafter. Consolidated Total Debt is defined in the senior secured credit agreement as total debt other than certain indebtedness and is reduced by the amount of cash and cash equivalents on our consolidated balance sheet in excess of $5.0 million. As of July 31, 2012, our consolidated Total Debt was $337.8 million, consisting of total debt other than certain indebtedness totaling $435.0 million, net of cash and cash equivalents in excess of $5.0 million totaling $97.2 million. Failure to satisfy these ratio requirements would constitute a default under the senior secured credit agreement. If the Company’s lenders failed to waive any such default, our repayment obligations under the senior secured credit agreement could be accelerated, which would also constitute a default under the indenture governing the senior subordinated notes.

The Company’s ability to incur additional debt and make certain restricted payments under the indenture governing the senior subordinated notes, subject to specified exceptions, is tied to an Adjusted EBITDA to fixed charges ratio of at least 2.0x, except that we may incur certain debt and make certain restricted payments and certain permitted investments without regard to the ratio, such as the Company’s ability to incur up to an aggregate principal amount of $625.0 million under our senior secured credit agreement (subject to reduction for mandatory prepayments under our senior secured credit agreement and inclusive of amounts outstanding under our senior secured credit agreement from time to time; as of July 31, 2012, we had $308.5 million outstanding under our term loan and $0.0 million under our revolving credit facility), to acquire persons engaged in a similar business that become restricted subsidiaries and to make other investments equal to the greater of $25.0 million or 2% of our consolidated assets. Fixed charges is defined in the indenture governing the senior subordinated notes as consolidated Interest Expense less interest income, adjusted for acquisitions, and further adjusted for non-cash interest expense.

(5)	Income Taxes

Income tax expense was $0.1 million and income tax benefit was $0.8 million in the three and six months ended July 31, 2012, respectively, as compared to income tax expense of $0.1 million and income tax benefit of $0.5 million in the three and six months ended July 31, 2011, respectively. The Company’s projected effective income tax rate for fiscal year 2013 is 15%. The Company’s effective income tax rate for fiscal year 2012 was 9%. The Company’s effective income tax rate differs from the federal statutory rate of 35% primarily due to the impacts of permanently reinvested foreign earnings and the domestic production deduction. During periods where the Company experiences losses, these items will generally increase the effective income tax rate above the statutory rate, whereas, they will reduce the effective income tax rate below the statutory rate during periods where the Company has income.

At January 31, 2012, the Company had total federal, state and foreign unrecognized tax benefits of $4.6 million, including interest of $1.0 million. During the six months ended July 31, 2012 there were no material changes to the total unrecognized tax benefit, and the Company accrued immaterial amounts in interest.

The Company files tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The statute of limitations on the Company’s federal tax return filings remains open for the years ended January 31, 2009 through January 31, 2012. The statute of limitations on the Company’s major state tax return filings remains open for the years ended January 31, 2007 through January 31, 2012. The statute of limitations on the Company’s U.K. income tax filings remains open for the years ended January 31, 1999 through January 31, 2012. Over the next twelve months, the Company expect a decrease of $1.2 million in our unrecognized tax benefits primarily as a result of expiring statutes of limitation and audit settlements.

(6)	Fair Value Measurement

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at July 31, 2012 and January 31, 2012 (in thousands):

Description	Estimated Fair Value at July 31, 2012	Fair Value Measurement at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:
Money market funds	$76,720	$76,720	$—	$—

Total Assets	$76,720	$76,720	$—	$—

Total Liabilities	$—	$—	$—	$—

Description	Estimated Fair Value at January 31, 2012	Fair Value Measurement at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:
Money market funds	$78,669	$78,669	$—	$—

Total Assets	$78,669	$78,669	$—	$—

Total Liabilities	$—	$—	$—	$—

At July 31, 2012 and January 31, 2012, the Company did not have any assets or liabilities measured at fair value on a recurring basis using significant other observable inputs or significant unobservable inputs.

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

The estimated fair values of certain of the Company’s long-term debt obligations, as of July 31, 2012 and January 31, 2012 are as follows:

	Carrying Amount	Fair Value(1)
	(In thousands)
As of July 31, 2012:
5.00000% 2016 Tranche B Term Loans due March 10, 2016	$117,399	$116,812
4.47455% 2016 Extended Term Loans due March 10, 2016	$191,101	$186,801
10.375% Senior Subordinated Notes due March 15, 2016	$126,542	$128,756
As of January 31, 2012:
2.53775% 2013 Non-Extended Term Loans due March 10, 2013	$117,399	$115,932
4.53775% 2016 Extended Term Loans due March 10, 2016	$191,101	$187,279
10.375% Senior Subordinated Notes due March 15, 2016	$134,265	$138,293

(1)	The term loans and senior subordinated notes are measured at fair value using level 2 inputs. These measurements consider inputs such as observable prices for similar instruments, quoted prices in markets that are not active, or other inputs that are observable, either directly or indirectly, including price quotes from independent pricing vendors and broker-dealers and available trade, bid and other market information.

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

(7)	Litigation

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

Executive Summary

The following is a summary of the analysis of our results contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section.

•

Total revenue for the second quarter of fiscal 2013 decreased 8% to $52.4 million as compared to $57.2 million in the second quarter of fiscal 2012, primarily due to a decrease in mainframe software license revenue.

•	Total cost of revenue was 17% of total revenue for the second quarter of fiscal 2013 as compared to 18% of total revenue for the second quarter of fiscal 2012.

•	Total operating expense was $36.1 million for the second quarter of fiscal 2013 and decreased by 1% from $36.4 million in the second quarter of fiscal 2012.

•	We recorded a net loss for the second quarter of fiscal 2013 of $(0.3) million as compared to net income of $4.7 million for the second quarter of fiscal 2012.

•	Income tax expense was $0.1 million for the second quarter of fiscal 2013 and for the second quarter of fiscal 2012.

•	Net cash provided by operating activities increased to $10.0 million for the six months ended July 31, 2012 from $3.8 million for the six months ended July 31, 2011.

•

During the quarter ended July 31, 2012, we repurchased $7.7 million of the 10.375% subordinated notes. For a description of this transaction and its effect on our consolidated financial statements, see Note 4 – Debt in the notes to our unaudited condensed consolidated financial statements.

Historically, our revenue has been generally attributable to sales in North America, Europe and to a lesser extent Asia Pacific and South America. Revenue attributable to sales in North America accounted for approximately 66% and 67% of our total revenue in the three and six months ended July 31, 2012, respectively, as compared to 64% and 65% of our total revenue in the three and six months ended July 31, 2011, respectively. Our international revenue is attributable principally to our European operations and to a lesser extent Asia Pacific and South America. International revenue accounted for approximately 34% and 33% of our total revenue in the three and six months ended July 31, 2012, respectively, as compared to 36% and 35% of our total revenue in the three and six months ended July 31, 2011, respectively.

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

In the six months ended July 31, 2012, there has been no significant change in the above critical accounting policies or the underlying assumptions and estimates used in their application. See our Annual Report on Form 10-K for the fiscal year ended January 31, 2012 filed with the SEC on April 30, 2012 for further information regarding our critical accounting policies and estimates.

Historical Results of Operations

The following table sets forth our results of operations expressed as a percentage of total revenue. These operating results for the periods presented are not necessarily indicative of the results for the full fiscal year or any other period.

	Three Months Ended July 31,		Six Months Ended July 31,
	2012	2011	2012	2011
Revenue:
Software licenses	22%	26%	19%	22%
Maintenance	66%	64%	69%	67%
Professional services	12%	10%	12%	11%

Total revenue	100%	100%	100%	100%

Cost of revenue:
Software licenses	1%	1%	1%	1%
Maintenance	6%	5%	6%	5%
Professional services	11%	10%	12%	11%
Amortization of acquired technology	0%	0%	0%	3%

Total cost of revenue	17%	16%	18%	20%

Gross profit	83%	84%	82%	80%

Operating expenses:
Sales and marketing	28%	28%	29%	28%
Research and development	12%	12%	13%	13%
General and administrative	8%	6%	8%	7%
Amortization of intangible assets	17%	16%	18%	17%
Restructuring, acquisition and other charges	3%	2%	2%	2%

Total operating expenses	68%	64%	70%	67%

Operating income	14%	20%	11%	13%

Other income (expense):
Interest income	0%	0%	0%	0%
Loss on early extinguishment of debt	0%	0%	0%	0%
Interest expense	(13)%	(11)%	(14)%	(12)%
Amortization of debt issuance costs	(1)%	(1)%	(1)%	(1)%
Amend and extend transaction fees	0%	0%	(1)%	(1)%

Total other income (expense)	(15)%	(12)%	(15)%	(14)%

(Loss) income before income taxes	(1)%	8%	(4)%	(1)%
Income tax expense (benefit)	0%	0%	(1)%	1%

Net loss (income)	(1)%	8%	(3)%	0%
Other comprehensive loss-foreign currency translation adjustments	0%	0%	0%	0%

Comprehensive (loss) income	(1)%	8%	(3)%	0%

Revenue

We derive revenue from software licenses, maintenance and professional services. Our total revenue decreased $4.7 million, or 8%, to $52.4 million in the three months ended July 31, 2012 from $57.2 million in the same quarter a year ago. For the six months ended July 31, 2012, total revenue decreased $6.0 million, or 6%, as compared to the same period a year ago. The decrease was primarily the result of decreases in mainframe software license revenue, driven primarily from lower sales of our ChangeMan ZMF and other mainframe products, offset in part by higher sales of our distributed systems products, most predominantly Dimensions. Maintenance revenues were impacted by the decline in total license revenues in the current quarter, when compared to the same quarter a year ago. Professional services revenue increased in the three months ended July 31, 2012 by $0.3 million as compared to the same quarter a year ago. This is due in part to the fact that our professional services revenue is driven by solution-oriented sales initiated in prior periods.

The following table summarizes software licenses, maintenance and professional services revenues for the periods indicated (in thousands, except percentages):

	Three Months Ended July 31,				Six Months Ended July 31,
			Increase/(Decrease)				Increase/(Decrease)
	2012	2011	In Dollars	In %	2012	2011	In Dollars	In %
Revenue:
Software licenses	$11,590	$14,860	$(3,270)	(22)%	$19,519	$23,710	$(4,191)	(18)%
Maintenance	34,575	36,361	(1,786)	(5)%	68,937	71,016	(2,079)	(3)%
Professional services	6,283	5,938	345	6%	11,911	11,625	286	2%

Total revenue	$52,448	$57,159	$(4,711)	(8)%	$100,367	$106,351	$(5,984)	(6)%

Software Licenses. Software license revenue as a percentage of total revenue was 22% and 19% for the three and six months ended July 31, 2012, respectively, as compared to 26% and 22% for the three and six months ended July 31, 2011, respectively. The decrease in software licenses revenue, in both absolute dollars and as a percentage of total revenue, for the three and six months ended July 31, 2012 as compared to the same period a year ago, was primarily due to lower sales of our ChangeMan ZMF and other mainframe products, partially offset by higher sales of our distributed systems products, primarily Dimensions. In addition, the continuing adverse worldwide economic conditions, particularly in Europe, continued to negatively impact revenues. Our core ALM products continue to make up nearly all of our total software licenses revenue. Combined, our core ALM products accounted for $10.6 million or 92% and $18.3 million or 94% of total software license revenue in the three and six months ended July 31, 2012, respectively, as compared to $13.5 million or 91% and $21.3 million or 90%, in the three and six months ended July 31, 2011, respectively. Distributed systems products accounted for $8.7 million or 75% and $14.5 million or 75%, of total software licenses revenue in the three and six months ended July 31, 2012, as compared to $ 8.1 million or 54% and $12.3 million or 52%, in the three and six months ended July 31, 2011, respectively. We expect that our Serena Release Manager and Serena Service Manager products will account for a substantial portion of our software licenses revenue growth in the future as our sales organization becomes more familiar with selling these products. We also expect that Dimensions, Professional and Serena Business Manager family of products will account for a substantial portion of our software licenses revenue in the future. We expect our software licenses revenue for the fiscal quarter ending October 31, 2012 to increase sequentially when compared to the fiscal quarter ended July 31, 2012.

Maintenance. Maintenance revenue as a percentage of total revenue was 66% and 69% for the three and six months ended July 31, 2012, respectively, as compared to 64% and 67% for the three and six months ended July 31, 2011, respectively. For the three and six months ended July 31, 2012, when compared to the same periods a year ago, the decrease in maintenance revenue in absolute dollar terms is primarily due to the decrease in software license revenues as well as the impact of maintenance contracts that were not renewed. We expect maintenance revenue to remain generally flat in the near term as maintenance contracts continue to renew at consistent rates and we continue to sell software licenses.

Professional Services. Professional services revenue as a percentage of total revenue was 12% for both the three and six months ended July 31, 2012 as compared to 10% and 11% for the three and six months ended July 31, 2011, respectively. The increase in professional services revenue in the three and six months ended July 31, 2012 as compared to the same periods a year ago, is predominantly due to an increase in the number of consulting service engagements particularly in Asia as well as our focus on solution-oriented sales and the expansion of our professional services organization. In general, professional services revenue is attributable to both consulting opportunities in our installed customer base and to the expansion of our consulting service capabilities. We expect professional services revenue to remain generally flat in the near term. We continue to focus on selling solution-oriented offerings based on our ALM products and Serena Business Manager and Serena Service Manager family of products.

Cost of Revenue

Cost of revenue, consisting of cost of software licenses, cost of maintenance, cost of professional services and amortization of acquired technology, was 17% and 18% of total revenue in the three and six months ended July 31, 2012, respectively, as compared to 16% and 20% in the three and six months ended July 31, 2011, respectively.

The following table summarizes cost of revenue for the periods indicated (in thousands, except percentages):

	Three Months Ended July 31,				Six Months Ended July 31,
			Increase/(Decrease)				Increase/(Decrease)
	2012	2011	In Dollars	In %	2012	2011	In Dollars	In %
Cost of revenue:
Software licenses	$425	$462	$(37)	(8)%	$972	$797	$175	22%
Maintenance	2,783	2,888	(105)	(4)%	5,657	5,713	(56)	(1)%
Professional services	5,785	5,808	(23)	0%	11,319	11,162	157	1%
Amortization of acquired technology	—	43	(43)	(100)%	0	3,651	(3,651)	(100)%

Total cost of revenue	$8,993	$9,201	$(208)	(2)%	$17,948	$21,323	$(3,375)	(16)%

Percentage of total revenue	17%	16%			18%	20%

Software Licenses. Cost of software licenses consist principally of fees associated with integrating third party technology into our Serena Release Automation and Dimensions distributed systems products. Cost of software licenses as a percentage of total software licenses revenue was 4% and 5% for the three and six months ended July 31, 2012, respectively, as compared to 3% for both the three and six months ended July 31, 2011. The increase in both absolute dollars and as a percentage of total software license revenue for the three and six months ended July 31, 2012, when compared to the same periods a year ago, was primarily due to an increase in sales of our distributed systems products such as our Serena Release Automation product and certain other distributed system products that have fees associated with distributing a third party product and integrating third party technology into our products.

Maintenance. Cost of maintenance consists primarily of salaries, bonuses and other costs associated with our customer support organization. Cost of maintenance as a percentage of total maintenance revenue was 8% for both the three and six months ended July 31, 2012, respectively, and 8% for both the three and six months ended July 31, 2011, respectively. Cost of maintenance remained generally flat in both absolute dollars and as a percentage of maintenance revenue as general cost increases associated with our customer support organization were offset by decreases in expenses associated with our prior cost cutting initiatives.

Professional Services. Cost of professional services consists of salaries, bonuses and other costs associated with supporting our professional services organization. Cost of professional services as a percentage of total professional services revenue was 11% and 12% for the three and six months ended July 31, 2012, respectively, as compared to 10% and 11% for the three and six months ended July 31, 2011, respectively. The cost of professional services in absolute dollars was generally flat as cost increases associated with the build out of our professional services organization were offset by decreases in expenses associated with cost cutting initiatives.

Amortization of Acquired Technology. Our acquired technology became fully amortized in the first quarter of fiscal 2012. Amortization expense was predominantly due to the acquired technology recorded in connection with our merger in March 2006.

Operating Expenses

The following table summarizes operating expenses for the periods indicated (in thousands, except percentages):

	Three Months Ended July 31,				Six Months Ended July 31,
			Increase/(Decrease)				Increase/(Decrease)
	2012	2011	In Dollars	In %	2012	2011	In Dollars	In %
Operating expenses:
Sales and marketing	$14,315	$15,762	$(1,447)	(9)%	$29,148	$30,200	$(1,052)	(3)%
Research and development	6,735	6,841	(106)	(2)%	13,710	13,539	171	1%
General and administrative	4,352	3,640	712	20%	8,267	7,167	1,100	15%
Amortization of intangible assets	9,076	9,198	(122)	(1)%	18,259	18,401	(142)	(1)%
Restructuring, acquisition & other charges	1,617	1,057	560	53%	2,009	1,669	340	20%

Total operating expenses	$36,095	$36,498	$(403)	(1)%	$71,393	$70,976	$417	1%

Percentage of total revenue	68%	64%			70%	67%

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses, payroll taxes and employee benefits as well as travel, entertainment and marketing expenses. Sales and marketing expenses as a percentage of total revenue were 28% and 29% for the three and six months ended July 31, 2012, respectively, as compared to 28% for both the three and six months ended July 31, 2011. The decrease in selling and marketing expenses in absolute dollars was primarily attributable to a decrease in commission expenses during the three and six months ended July 31, 2012, when compared to the three and six months ended July 31, 2011, as a result of lower revenues. In absolute dollar terms, we expect sales and marketing expenses to increase over the near term as a result of increased commissions attributable to increased software license revenue.

Research and Development. Research and development expenses consist primarily of salaries, bonuses, payroll taxes, employee benefits and costs attributable to research and development activities. Research and development expenses as a percentage of total revenue were 12% and 13% for the three and six months ended July 31, 2012, respectively, as compared to 12% and 13% for the three and six months ended July 31, 2011, respectively. Research and development expenses for the three and six months ended July 31, 2012, were consistent with the three and six months ended July 31, 2011. We expect research and development expenses to increase slightly in the near term.

General and Administrative. General and administrative expenses consist primarily of salaries, bonuses, payroll taxes, benefits and certain other administrative costs, including legal and accounting fees and bad debt. General and administrative expenses as a percentage of total revenue were 8% for both the three and six months ended July 31, 2012, as compared to 6% and 7% for the three and six months ended July 31, 2011, respectively. The increase in general and administrative expenses in both absolute dollars and as a percentage of total revenue was primarily attributable to growing our general and administrative organizations to support our business and fluctuations in foreign currency rates, all partially offset by restructuring and other ongoing cost cutting initiatives put in place in the first quarter of fiscal 2012. We expect general and administrative expenses to remain generally flat in the near term.

Amortization of Intangible Assets. For the three and six months ended July 31, 2012 and 2011, amortization expense was predominantly due to the identifiable intangible assets recorded in connection with the merger. Assuming there are no impairments and no acquisitions, we expect to record $9.1 million in amortization expense in each of the next six fiscal quarters, and finally, $3.9 million in amortization expense in the first quarter of fiscal 2015.

Restructuring, Acquisition and Other Charges. Restructuring, acquisition and other charges are mainly comprised of severance and other employee related costs, sponsor fees and other charges not part of ongoing operations. We recorded $1.6 million and $2.0 million in restructuring, acquisition and other charges in the three and six months ended July 31, 2012, respectively, as compared to $1.1 million and $1.7 million in the three and six months ended July 31, 2011, respectively.

Restructuring, acquisition and other charges for the three and six months ended July 31, 2012 and 2011 are categorized as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2012	2011	2012	2011
Sponsor fees, administration fees and other costs related to the Merger and the issuance of debt	$311	$313	$622	$622
Restructuring charges consisting principally of severance, payroll taxes and other employee benefits, facilities closures and legal and other miscellaneous costs	480	—	480	162
Other costs not related to our restructuring plans including severance and other employee related costs, costs to establish or liquidate entities, and other costs not part of ongoing operations	826	744	907	885

Total restructuring, acquisition and other charges	$1,617	$1,057	$2,009	$1,669

Other Income (Expense)

The following table summarizes other income (expense) for the periods indicated (in thousands, except percentages):

	Three Months Ended July 31,				Six Months Ended July 31,
			Increase/(Decrease)				Increase/(Decrease)
	2012	2011	In Dollars	In %	2012	2011	In Dollars	In %
Other income (expense):
Interest income	$46	$29	$17	59%	$98	$71	$27	39%
Loss on early extinguishment of debt	(154)	—	(154)	—	(154)	—	(154)
Interest expense	(6,965)	(6,518)	(447)	7%	(13,584)	(12,717)	(867)	7%
Amortization and write-off of debt issuance costs	(533)	(315)	(218)	69%	(1,082)	(675)	(407)	60%
Amend and extend transaction fees	—	—	—		(577)	(1,487)	910	(61)%

Total other income (expense)	$(7,606)	$(6,804)	$(802)	12%	$(15,299)	$(14,808)	$(491)	2%

Interest Income. Interest income for the three and six months ended July 31, 2012, as compared to the three and six months ended July 31, 2011, increased mainly as a result of increases in cash balances resulting from the accumulation of free cash flows from operations.

Interest Expense. Interest expense for the three and six months ended July 31, 2012, as compared to the three and six months ended July 31, 2011, increased in both dollar terms and percentage terms. This was mainly due to the fact that our interest rates on our term loans increased as a result of the Second Amend and Extend Transaction.

Amortization and Write-Off of Debt Issuance Costs. We recorded $0.5 million and $1.0 million in amortization and write-off of debt issuance costs in the in the three and six months ended July 31, 2012, respectively, as compared to $0.3 million and $0.7 million in the three and six months ended July 31, 2011, respectively. During the quarter ended July 31, 2012, we repurchased $7.7 million of the 10.375% senior subordinated notes for a total cost of $8.1 million. We amortized an additional $0.1 million in capitalized debt issuance costs as a result of the repurchase.

Income Tax Expense (Benefit)

The following table summarizes income tax expense (benefit) for the periods indicated (in thousands, except percentages):

	Three Months Ended July 31,				Six Months Ended July 31,
			Increase (Decrease)				Increase (Decrease)
	2012	2011	In Dollars	In %	2012	2011	In Dollars	In %
Income tax expense (benefit)	$68	$57	$11	19%	$(846)	$(461)	$(385)	84%

Percentage of total revenue	0%	0%			(1)%	(1)%

Income Tax Expense (Benefit). The income tax expense was $0.1 million in the quarter ended July 31, 2012, as compared to $0.1 million in the same quarter a year ago. Income tax benefit was $0.8 million for the six months ended July 31, 2012, as compared to $0.5 million for the six months ended July 31, 2011. Our projected effective income tax rate for fiscal year 2013 is 15%. Our effective income tax rate for fiscal year 2012 was 9%. Our effective income tax rate differs from the federal statutory rate of 35% primarily due to the impacts of permanently reinvested foreign earnings and the domestic production deduction. During periods where we experience losses, these items will generally increase the effective income tax rate above the statutory rate, whereas, they will reduce the effective income tax rate below the statutory rate during periods where we have income. See Note 5 of the notes to our unaudited condensed consolidated financial statements included elsewhere in this report for further information regarding income taxes and its impact on our results of operations and financial position.

Liquidity and Capital Resources

Cash and Cash Equivalents. Since our inception, we have financed our operations and met our capital expenditure requirements through cash flows from operations. As of July 31, 2012, we had $102.2 million in cash and cash equivalents. Approximately 24% of our cash and cash equivalents were held by foreign subsidiaries as of July 31, 2012. Our intent is to permanently reinvest our earnings from certain foreign operations. We do not anticipate a need to repatriate dividends from foreign operations that are permanently reinvested in order to fund operations.

Net Cash Provided by Operating Activities. Cash flows provided by operating activities were $10.0 million and $3.8 million in the six months ended July 31, 2012 and 2011, respectively. In the six months ended July 31, 2012, our cash flows provided by operating activities exceeded our net loss principally due to the adjustment for non-cash expenses reflected in our net loss of $14.0 million, offset by an increase in operating net assets of $0.7 million. In the six months ended July 31, 2011, our cash flows provided by operating activities exceeded our net loss principally due to the adjustment for non-cash expenses in net loss of $18.1 million, offset by an increase in operating net assets of $14.0 million.

Net Cash Used in Investing Activities. Net cash used in investing activities was $5.1 million and $2.9 million in the six months ended July 31, 2012 and 2011, respectively. In the six months ended July 31, 2012, net cash used in investing activities of $5.1 million, was comprised of $4.2 million for the purchase of software and $0.9 million for the purchase of computer equipment and office furniture and equipment. In the six months ended July 31, 2011, net cash used in investing activities of $2.9 million, was comprised of $2.6 million for the purchase of computer equipment and office furniture and equipment and $0.3 million for the purchase of internal use software.

Net Cash Used in Financing Activities. Net cash used in financing activities was $12.0 million and $9.5 million in the six months ended July 31, 2012 and 2011, respectively. In the six months ended July 31, 2012, net cash used in financing activities of $12.0 million was mainly comprised of $8.1 million related to the extinguishment of senior subordinated notes and $3.8 million of debt issuance costs associated with the Second Amend and Extend Transaction in April 2012. In the six months ended July 31, 2011, net cash used in financing activities of $9.5 million was principally related to principal payments made on the term loan totaling $7.5 million and debt issuance costs associated with the First Amend and Extend Transaction in March 2011 totaling $2.0 million.

Contractual Obligations and Commitments

As a result of the acquisition transactions related to the merger in March 2006, we became highly leveraged. As of July 31, 2012, we had outstanding $435.0 million in aggregate indebtedness. Our liquidity requirements are significant, primarily due to debt service obligations. Our cash interest paid in the three and six months ended July 31, 2012 was $4.8 million and $14.8 million, respectively, as compared to $6.5 million and $12.7 million for the three and six months ended July 31, 2011, respectively.

We believe that current cash and cash equivalents, and cash flows from operations will satisfy our working capital and capital expenditure requirements for the twelve months ending July 31, 2013. At some point in the future, we may require additional funds for either operating or strategic purposes or to refinance our existing indebtedness and may seek to raise additional funds through public or private debt or equity financing. If we are required to seek additional financing in the future through public or private debt or equity financing, there is no assurance that this additional financing will be available or, if available, will be upon reasonable terms and not legally or structurally senior to or on parity with our existing debt obligations.

The following is a summary of our various contractual commitments as of July 31, 2012, including non-cancelable operating lease agreements for office space that expire between calendar years 2012 and 2018. All periods start from May 1, 2012.

	Payments Due by Period(2)
	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
	(in thousands)
Operating lease obligations	$12,647	$2,494	$4,612	$3,227	$2,314
Credit Facility:
2016 Tranche B Term Loans due March 10, 2016	117,399	—	—	117,399	—
2016 Extended Term Loans due March 10, 2016	191,101	—	—	191,101	—
Senior Subordinated Notes due March 15, 2016	126,542	—	—	126,542	—
Scheduled interest on debt(1)	106,961	28,064	56,127	22,770	—

	$554,650	$30,558	$60,739	$461,039	$2,314

(1)	Scheduled interest on debt is calculated through each instrument’s due date and assumes no unscheduled principal pay downs or borrowings. Scheduled interest on debt includes the 2016 Tranche B term loan due March 10, 2016 at an annual rate of 5.0%, which is the rate in effect as of July 31, 2012, the 2016 extended term loan due March 10, 2016 at an annual rate of 4.24575%, which is the rate in effect as of July 31, 2012, the commitment fee on the unutilized amount of the revolving term credit facility due March 10, 2015 at the annual rate of 0.375%, which is the rate in effect as of July 31, 2012, and the ten-year senior subordinated notes due March 15, 2016 at the stated annual rate of 10.375%.
(2)	This table excludes our unrecognized tax benefits totaling $4.6 million as of July 31, 2012 since we have determined that the timing of payments with respect to this liability cannot be reasonably estimated.

Off-Balance Sheet Arrangements. As part of our ongoing operations, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of July 31, 2012, we were not involved in any unconsolidated SPE transactions.

Senior Secured Credit Agreement

In connection with the consummation of the Merger in March 2006, we entered into a senior secured credit agreement pursuant to a debt commitment that we obtained from affiliates of the initial purchasers of our senior subordinated notes (the “Credit Facility”).

First Amend and Extend Transaction. On March 2, 2011, we entered into an amendment to our Credit Facility to extend the final maturity date for the repayment of a portion of outstanding term loans, extend the commitment termination date of the commitments for a portion of the revolving credit facility and provide for additional flexibility in the financial covenants under the Credit Facility (the “First Amend and Extend Transaction”). As a result of the amendment, $191.1 million of the existing term loans were extended and will mature on March 10, 2016 (the “2016 Extended Term Loans”), and $20.0 million of the existing revolving credit commitments were extended and will terminate on March 10, 2015 (the “Extended Revolving Credit Commitments”). The $124.9 million of the existing term loans that were not extended (the “2013 Term Loans”), and the $55.0 million of the existing revolving credit commitments that were not extended, would continue to mature on March 10, 2013 and March 10, 2012, respectively. As a result of the amendment, the interest rate margins were increased by 200 basis points for the extended facilities. In addition, the maximum total leverage ratio stepped up to 5.50x beginning with the fiscal quarter ended April 30, 2011 and through the test periods ending on July 31, 2012 and will step down to 5.00x thereafter for both the extended facilities and non-extended facilities. After giving effect to the amendment, the aggregate principal amount outstanding under the senior secured credit agreement did not change, and the principal amount of the term loans would continue to amortize at a rate of 1.00% per year on a quarterly basis.

Second Amend and Extend Transaction. On April 12, 2012, we entered into an Extension Agreement and Amendment No. 1 (the “Second Amend and Extend Transaction”) to our Credit Facility to extend the final maturity date of the 2013 Term Loans that were not extended in the First Amend and Extend Transaction. As a result of the Second Amend and Extend Transaction, $117.4 million of the 2013 Term Loans were extended through a combination of the establishment of a new series of term loans and borrowing of incremental term loans under the Credit Facility. In connection with the Second Amend and Extend Transaction, certain holders of 2013 Term Loans that did not elect to extend their loans were repaid and replaced with new lenders, and certain holders had their holdings reallocated. We refer to the incremental term loans and the newly extended term loans as the “2016 Tranche B Term Loans.” The 2016 Tranche B Term Loans have an applicable margin for London Interbank Offered Rate, or LIBOR, -based loans of 4.0% (or, if we exceed a specified leverage ratio, 4.25%) (which is 200 basis points higher than the interest rate under the 2013 Term Loans) and a LIBOR floor of 1.0%. The other terms and conditions of the 2016 Tranche B Term Loans are the same as those for the 2016 Extended Term Loans. After giving effect to the Second Amend and Extend Transaction and the repayment of the remaining 2013 Term Loans, all of our outstanding term loans under the Credit Facility have a final maturity date of March 10, 2016, and the aggregate principal amount of the term loans outstanding under the Credit Facility did not change. We paid each lender holding 2016 Tranche B Term Loans an original issuer discount equal to 1.5% of the principal amount of 2016 Tranche B Term Loans held by such lender.

Interest Rates and Fees. As of July 31, 2012, the aggregate principal amount outstanding under our Credit Facility was $308.5 million, which consisted of $191.1 million of 2016 Extended Term Loans and $117.4 million of the 2016 Tranche B Term Loans. The 2016 Extended Term Loans bear interest at a rate equal to LIBOR plus 4.00%. That rate was 4.24575% as of July 31, 2012. The 2016 Tranche B Term Loans bear interest at a rate equal to LIBOR plus 4.00% with a 1.00% LIBOR floor. That rate was 5.00% as of July 31, 2012. The Extended Revolving Credit Commitments, of which $0.0 million was outstanding as of July 31, 2012, bear interest at a rate equal to three-month LIBOR plus 3.75%.

The Credit Facility bears an annual commitment fee on the undrawn portion of that facility commencing on the date of execution and delivery of the senior secured credit agreement. As a result of the cancellation of the non-extended 2012 revolving credit commitment totaling $55.0 million during the quarter ended October 31, 2011, the annual commitment fee is limited to the Extended Revolving Credit Commitments. Effective February 1, 2011, the annual commitment fee is 0.375% per annum.

Senior Subordinated Notes

We have outstanding $126.5 million principal amount of senior subordinated notes, which bear interest at a rate of 10.375%, payable semi-annually on March 15 and September 15, and which mature on March 15, 2016. Each of our domestic subsidiaries that guarantees our obligations under our Credit Facility will jointly, severally and unconditionally guarantee the notes on an unsecured senior subordinated basis. We do not have any domestic subsidiaries and, accordingly, there are no guarantors. The notes are our unsecured, senior subordinated obligations, and the guarantees, if any, will be unsecured, senior subordinated obligations of the guarantors. The notes are subject to redemption at our option under terms and conditions specified in the indenture related to the notes, and may be redeemed at the option of the holders at 101% of their face amount, plus accrued and unpaid interest, upon certain change of control events.

During the quarter ended July 31, 2012, we repurchased $7.7 million of the 10.375% senior subordinated notes. The total cost including accrued interest of $0.2 million was $8.1 million resulting in a loss on the early extinguishment of this debt of $0.2 million during the three and six months ended July 31, 2012.

We may from time to time repurchase the senior subordinated notes in open market or privately negotiated purchases or otherwise, or redeem the senior subordinated notes pursuant to the terms of the indenture dated March 10, 2006.

Covenant Compliance

Under our Credit Facility, we are required to satisfy and maintain specified financial ratios and other financial condition tests, including a minimum interest coverage ratio and a maximum total leverage ratio. We were in compliance with all of the covenants under the Credit Facility and indenture as of July 31, 2012. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet those ratios and tests in the future. A breach of any of these covenants would result in a default (which, if not cured, could mature into an event of default) and in certain cases an immediate event of default under our Credit Facility. Upon the occurrence of an event of default under our Credit Facility, all amounts outstanding under our Credit Facility could be declared to be (or could automatically become) immediately due and payable and all commitments to extend further credit could be terminated.

Earnings before interest, taxes, depreciation and amortization, or EBITDA, is a non-GAAP financial measure used to determine our compliance with certain covenants contained in our Credit Facility. Adjusted EBITDA represents EBITDA further adjusted to exclude certain defined unusual items and other adjustments permitted in calculating covenant compliance under our Credit Facility. We believe that the presentation of Adjusted EBITDA is appropriate to provide additional information to investors regarding our compliance with the financial covenants under our Credit Facility.

Adjusted EBITDA does not represent net income (loss) or cash flow from operations as those terms are defined by GAAP and does not necessarily indicate whether cash flows will be sufficient to fund cash needs. While Adjusted EBITDA and similar measures are frequently used as measures of operations and the ability to meet debt service requirements, these terms are not necessarily comparable to other similarly titled captions of other companies due to the potential inconsistencies in the method of calculation. Adjusted EBITDA does not reflect the impact of earnings or charges resulting from matters that we may consider not to be indicative of our ongoing operations. In particular, the definition of Adjusted EBITDA in our Credit Facility allows us to add back certain defined non-cash, extraordinary, unusual or non-recurring charges that are deducted in calculating GAAP net income (loss). Our Credit Facility requires that Adjusted EBITDA be calculated for the most recent four fiscal quarters. As a result, Adjusted EBITDA can be disproportionately affected by a particularly strong or weak quarter and may not be comparable to Adjusted EBITDA for any subsequent four-quarter period or any complete fiscal year.

The following is a reconciliation of net loss, a GAAP measure of our operating results, to Adjusted EBITDA as defined in our debt agreements.

	Three Months Ended July 31,		Six Months Ended July 31,
	2012	2011	2012	2011
Net income (loss)	$(314)	$4,599	$(3,427)	$(295)
Interest expense (income), net(1)	7,606	6,804	15,299	14,808
Income tax expense (benefit)	68	57	(846)	(461)
Depreciation and amortization expense(2)	10,277	10,102	20,575	23,980

EBITDA	17,637	21,562	31,601	38,032
Restructuring, acquisition and other charges(3)	1,617	1,057	2,009	1,669

Adjusted EBITDA	$19,254	$22,619	$33,610	$39,701

(1)	Interest expense (income), net includes interest income, interest expense, amortization and write off of debt issuance costs, and amend and extend transaction fees.
(2)	Depreciation and amortization expense includes depreciation of fixed assets, amortization of leasehold improvements, amortization of acquired technologies, amortization of other intangible assets and amortization of stock-based compensation. See Note 2 of notes to our unaudited condensed consolidated financial statements for additional information related to stock-based compensation.
(3)	Restructuring, acquisition and other charges include employee payroll, severance and other employee related costs associated with transitional activities that are not expected to be part of our ongoing operations.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

We do not use derivative financial instruments in our investment portfolio and have no foreign exchange contracts. Our financial instruments consist of cash and cash equivalents, trade accounts receivable, accounts payable, term loan and secured indebtedness. We consider investments in highly liquid instruments purchased with an original maturity of 90 days or less to be cash equivalents. All of our cash equivalents principally consist of money market funds as of July 31, 2012. We are subject to interest rate risk related to the variable interest rate on the secured term loan. Management currently does not intend to enter into any swap contract to hedge any portion of the variable interest rate secured term loan. We do not believe that a hypothetical 25% fluctuation in the variable interest rate would have a material impact on our consolidated financial position or results of operations.

Interest Rate Risk. Historically, our exposure to market risk for changes in interest rates relates primarily to our short and long-term investments and short and long-term debt obligations.

As of July 31, 2012, we had $308.5 million of debt under our senior secured credit agreement. A 1% increase in these floating rates would increase annual interest expense by $3.1 million.

Foreign Exchange Risk. Sales to foreign countries accounted for approximately 34% and 33% of our total revenue in the three and six months ended July 31, 2012, respectively, as compared to 36% and 35% of our revenue in the three and six months ended July 31, 2011, respectively. Because we invoice certain foreign sales in currencies other than the United States dollar, predominantly the British pound sterling and euro, and do not hedge these transactions, fluctuations in exchange rates could adversely affect the translated results of operations of our foreign subsidiaries. Therefore, foreign exchange fluctuations could create a risk of significant balance sheet gains or losses on our consolidated financial statements. If the U.S. dollar strengthens against foreign currencies, our future net revenues could be adversely affected. However, given our foreign subsidiaries’ net book values as of July 31, 2012 and net cash flows for the most recent fiscal quarter ended July 31, 2012, we do not believe that a hypothetical 25% fluctuation in foreign currency exchange rates would have a material impact on our consolidated financial position or results of operations.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer, with the assistance of senior management personnel, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of July 31, 2012. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual and quarterly reports filed under the Exchange Act. Based on this evaluation, and subject to the limitations described below, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of July 31, 2012.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended July 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can only provide reasonable, not absolute, assurances that the objectives of the control system are met. The design of a control system reflects resource constraints, and the benefits of controls must be considered relative to their costs. Because there are inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of error or fraud, if any, have been or will be detected.

PART II—OTHER INFORMATION

ITEM 1.	Legal Proceedings

Information with respect to this Item may be found in Note 7 of notes to our unaudited condensed consolidated financial statements in Part I, Item I of this quarterly report, which information is incorporated into this Item 1 by reference.

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

See Exhibit Index on the page immediately preceding the exhibits for a list of exhibits filed as part of this Quarterly Report on Form 10-Q, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERENA SOFTWARE, INC.

By:	/S/ Joseph Passarello
Joseph Passarello
Senior Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: September 14, 2012

EXHIBIT INDEX

Exhibit No.	Exhibit Description

10.1*†	Employment Agreement between Serena Software, Inc. and Joseph Passarello dated April 16, 2012

10.2*†	Agreement and Release between Serena Software, Inc. and John Alves dated May 25, 2012

10.3*†	Form of Time and Performance Option Agreement under the Amended and Restated 2006 Stock Incentive Plan

31.01†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01‡	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02‡	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101††	The following financial information from Serena Software, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of July 31, 2012 (Unaudited) and January 31, 2012, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three and six months ended July 31, 2012 and 2011, (iii) Condensed Consolidated Statements of Cash Flows (Unaudited) for the three and six months ended July 31, 2012 and 2011 and (iv) the Notes to Condensed Consolidated Financial Statements (Unaudited)

*	Indicates a management contract or compensatory plan or arrangement.
†	Exhibit is filed herewith.
‡	Exhibit is furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.
††	The information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and is not subject to liability under these sections, in accordance with Rule 406T of Regulation S-T.