Form 10-Q
period 2012-10-31
SERENA SOFTWARE INC
filed 2012-12-14
CIK 1073967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED October 31, 2012

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

As of October 31, 2012, 98,754,671 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SERENA SOFTWARE, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	October 31,	January 31,
	2012	2012
ASSETS
Current assets:
Cash and cash equivalents	$94,568	$109,688
Accounts receivable, net of allowance of $1,039 and $963 at October 31, 2012 and January 31, 2012, respectively	23,182	23,747
Deferred tax assets, net	5,016	5,015
Prepaid expenses and other current assets	6,474	7,779

Total current assets	129,240	146,229
Property and equipment, net	5,053	4,879
Intangible assets, net	53,881	77,264
Goodwill	462,400	462,400
Other long-term assets	4,844	3,600

TOTAL ASSETS	$655,418	$694,372

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,571	$1,515
Accrued expenses	15,825	18,916
Accrued interest payable	2,527	7,030
Current portion of long-term debt	25,000	—
Income taxes payable	335	683
Deferred revenue	56,657	68,861

Total current liabilities	101,915	97,005

Long-term debt	410,042	442,765
Long-term deferred revenue	7,527	9,443
Deferred tax liabilities, net	10,960	20,835
Other long-term liabilities	4,936	5,423

Total liabilities	535,380	575,471

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Series A Preferred stock, $0.01 par value; 1 share authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 98,754,671 and 98,392,478 shares issued and outstanding at October 31, 2012 and January 31, 2012, respectively	987	984
Additional paid-in capital	517,288	516,578
Accumulated other comprehensive loss	(1,856)	(1,573)
Accumulated deficit	(396,381)	(397,088)

Total stockholders’ equity	120,038	118,901

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$655,418	$694,372

See accompanying notes to condensed consolidated financial statements.

SERENA SOFTWARE, INC.

Condensed Consolidated Statements of Comprehensive Income

For the Three and Nine Months Ended October 31, 2012 and 2011

(In thousands)

(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011
Revenue:
Software licenses	$13,419	$14,637	$32,938	$38,347
Maintenance	34,307	35,163	103,244	106,179
Professional services	5,438	5,858	17,349	17,483

Total revenue	53,164	55,658	153,531	162,009

Cost of revenue:
Software licenses	884	1,006	1,856	1,803
Maintenance	2,904	2,949	8,561	8,662
Professional services	5,312	5,263	16,631	16,425
Amortization of technology	—	21	—	3,672

Total cost of revenue	9,100	9,239	27,048	30,562

Gross profit	44,064	46,419	126,483	131,447

Operating expenses:
Sales and marketing	13,835	15,446	42,983	45,646
Research and development	6,985	6,757	20,695	20,296
General and administrative	3,603	3,406	11,870	10,573
Amortization of intangible assets	9,077	9,198	27,336	27,599
Restructuring, acquisition and other charges	1,265	662	3,274	2,331

Total operating expenses	34,765	35,469	106,158	106,445

Operating income	9,299	10,950	20,325	25,002

Other income (expense):
Interest income	46	34	144	105
Interest expense	(7,338)	(6,830)	(22,004)	(20,222)
Loss on early extinguishment of debt	—	—	(154)	—
Amend and extend transaction fees	—	—	(577)	(1,487)

Total other expense, net	(7,292)	(6,796)	(22,591)	(21,604)

Income (loss) before income taxes	2,007	4,154	(2,266)	3,398

Income tax (benefit) provision	(2,127)	952	(2,973)	492

Net income	4,134	3,202	707	2,906

Foreign currency translation adjustments	102	(422)	(283)	(450)

Comprehensive income	$4,236	$2,780	$424	$2,456

See accompanying notes to condensed consolidated financial statements.

SERENA SOFTWARE, INC.

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended October 31, 2012 and 2011

(In thousands)

(Unaudited)

	Nine Months Ended October 31,
	2012	2011
Cash flows from operating activities:
Net income	$707	$2,906
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,289	33,441
Stock-based compensation	1,388	888
Deferred income taxes	(9,875)	(12,205)
Interest expense, net of interest paid	(4,495)	(3,004)
Loss on early extinguishment of debt	154	—
Amortization of debt issuance costs	1,528	1,041
Amend and extend transaction fees	577	1,487
Other non-cash	(60)	—
Changes in operating assets and liabilities:
Accounts receivable	565	(2,008)
Prepaid expenses and other assets	1,711	258
Accounts payable	16	(944)
Income taxes payable	(1,540)	(1,218)
Accrued expenses and other liabilities	(2,254)	(4,357)
Deferred revenue	(14,120)	(15,271)

Net cash provided by operating activities	3,591	1,014

Cash flows from investing activities:
Purchases of property and equipment	(1,876)	(3,077)
Purchases of intangible assets	(4,190)	(305)

Net cash used in investing activities	(6,066)	(3,382)

Cash flows from financing activities:
Exercise of stock options under employee stock option plan	46	4
Repurchase of common stock	(724)	(2)
Proceeds from borrowings	84,400	—
Payments on debt	(92,277)	(42,500)
Debt issuance costs paid	(3,807)	(1,958)

Net cash used in financing activities	(12,362)	(44,456)

Effect of exchange rate changes on cash	(283)	(450)

Net decrease in cash and cash equivalents	(15,120)	(47,274)
Cash and cash equivalents at beginning of period	109,688	126,374

Cash and cash equivalents at end of period	$94,568	$79,100

Supplemental disclosures of cash flow information:
Income taxes paid, net of refunds	$8,264	$14,161

Interest expense paid	$24,970	$22,185

See accompanying notes to condensed consolidated financial statements.

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Basis of Presentation

The unaudited condensed consolidated financial statements of Serena Software, Inc. (“Serena” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information as well as the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated balance sheet as of January 31, 2012, is derived from the audited consolidated financial statements for the year ended January 31, 2012. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended October 31, 2012, are not necessarily indicative of the results that may be expected for the year ending January 31, 2013, or any future period. The information included in this Quarterly Report on Form 10-Q (“Report”) should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” “Quantitative and Qualitative Disclosures About Market Risk,” and the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2012.

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates under different assumptions or conditions.

Immaterial Correction of Prior Period Errors

During the second quarter of 2012 the Company concluded that previously reported interest expense and accrued interest on long-term debt were overstated. The Company assessed the materiality of these errors, using relevant quantitative and qualitative factors, and determined that these errors, both individually and in the aggregate, were not material to any previously reported period but could have been material if recorded in the second quarter of 2012. Accordingly, the Company revised the consolidated balance sheet as of January 31, 2012 by reducing accrued interest on long-term debt by approximately $1.8 million with a corresponding decrease in accumulated deficit. The impact of the errors for the year ended January 31, 2010 would decrease accumulated deficit as of the beginning of such year by approximately $1.3 million. The impact of the errors in fiscal 2010 and 2011 is a decrease in interest expense of approximately $0.2 million and $0.3 million for the years ended January 31, 2010 and 2011, respectively, and a decrease in accrued interest on long-term debt of approximately $0.2 million and $0.5 million as of January 31, 2010 and 2011, respectively. The revised financial data will be reflected when those periods are published again in future filings.

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies as compared to the accounting policies described in Note 2, Summary of Significant Accounting Policies, to consolidated financial statements in Item 8 of Part II of the Annual Report on Form 10-K for the year ended January 31, 2012.

Recent Accounting Pronouncements

In September 2011, the FASB issued Accounting Standards Update ASU No. 2011-08, Topic 350 - Intangibles - Goodwill and Other (“ASU 2011-08”), which amends Topic 350 and provides entities an option to perform a qualitative assessment to determine whether further impairment testing on goodwill is necessary. Specifically, an entity has the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. The Company adopted this standard in the first quarter of 2013. The Company’s adoption of the standard during the first quarter of fiscal 2013 did not impact its consolidated results of operations or financial condition.

In June 2011, the FASB issued ASU No. 2011-05, Topic 220 - Presentation of Comprehensive Income (“ASU 2011-05”), which requires companies to present net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. In addition, in December 2011, the FASB issued ASU No. 2011-12, Topic 220 - Comprehensive Income (“ASU 2011-12”), which defers the requirement to present components of reclassifications of other comprehensive income on the face of the income statement. The Company adopted both standards in the first quarter of 2013. The Company’s adoption of the standards during the first quarter of fiscal 2013 did not impact its consolidated results of operations or financial condition.

In May 2011, the FASB issued ASU No. 2011-04, Topic 820 - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), which amends the fair value measurement guidance and includes some enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for Level 3 measurements based on unobservable inputs. The Company adopted this standard in the first quarter of 2013. The Company’s adoption of the standard during the first quarter of fiscal 2013 did not impact its consolidated results of operations or financial condition.

2. FAIR VALUE MEASUREMENTS

The following table represents the Company’s financial instruments measured at fair value on a recurring basis (in thousands):

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
As of October 31, 2012:
Money market funds (1)	$74,351	$—	$—	$74,351
As of January 31, 2012:
Money market funds (1)	$78,669	$—	$—	$78,669

(1)	Included in cash and cash equivalents on the condensed consolidated balance sheets

The carrying amount of the Company’s financial instruments including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair values due to their short-term maturities. The fair value of long-term debt is disclosed in Note 4.

3. GOODWILL AND INTANGIBLE ASSETS

Goodwill

There were no changes in the carrying amount of goodwill during the three and nine months ended October 31, 2012. There were no impairments to goodwill during the three and nine months ended October 31, 2012 and October 31, 2011. The required annual impairment test is performed in the fourth quarter each fiscal year.

Intangible Assets

On May 14, 2012, the Company entered into an agreement with a third-party to license certain source code owned by the third party. As part of the agreement, the third-party was required to complete certain source code enhancements. The Company paid a total of $4.0 million in consideration in the second of quarter of fiscal 2013 and the remaining $1.5 million is payable upon completion of the required source code development. The consideration paid to date of $4.0 million along with $0.1 million in internal development costs was capitalized within intangible assets on the condensed consolidated balance sheet as of October 31, 2012. Amortization will commence upon general availability of the products.

The Company’s intangible assets were as follows (in thousands):

	As of October 31, 2012
	Gross	Accumulated Amortization	Net
Amortizing intangible assets:
Technology, licenses and patents	$182,832	$(178,700)	$4,132
Customer relationships	278,900	(232,031)	46,869
Trademarks	14,300	(11,890)	2,410
Internal-use software	6,845	(6,375)	470

Total	$482,877	$(428,996)	$53,881

	As of January 31, 2012
	Gross	Accumulated Amortization	Net
Amortizing intangible assets:
Technology, licenses and patents	$178,699	$(178,699)	$—
Customer relationships	278,900	(206,030)	72,870
Trademarks	14,300	(10,559)	3,741
Internal-use software	6,649	(5,996)	653

Total	$478,548	$(401,284)	$77,264

As of October 31, 2012, the estimated future amortization expense of intangible is as follows (in thousands):

For remaining three months of year ending January 31, 2013	$9,505
For year ending January 31, 2014	37,910
For year ending January 31, 2015	5,409
For year ending January 31, 2016	1,057

Total	$53,881

The Company tests its long-lived assets for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. A long-lived asset is not recoverable, and therefore subject to impairment charge, if its carrying amount exceeds the undiscounted cash flows associated with it. There were no impairment charges in the three and nine month periods ended October 31, 2012 and 2011.

4. DEBT

The following table summarized the Company’s long-term debt (in thousands, except percentages):

	October 31, 2012	January 31, 2012
2016 Tranche B Term Loans: due March 10, 2016, three-month LIBOR plus 4.00% with a 1.00% LIBOR floor	$117,399	$—
2013 Term Loans: due March 10, 2013, three-month LIBOR plus 2.00%	—	117,399
2016 Extended Term Loans: due March 10, 2016, three-month LIBOR plus 4.00%	191,101	191,101
Senior Subordinated Notes: due March 15, 2016, 10.375%	126,542	134,265

Total long-term debt	435,042	442,765
Less current portion	(25,000)	—

Total long-term debt, less current portion	$410,042	$442,765

First Amend and Extend Transaction

On March 10, 2006, the Company entered into a senior secured credit agreement (the “Credit Facility”). On March 2, 2011, the Company entered into an amendment to its Credit Facility to extend the final maturity of the outstanding term loans, extend the commitment termination date for a portion of the revolving credit facility and amend the financial covenants (the “1st Amendment”). As a result of the 1st Amendment, $191.1 million of the existing term loans were extended with a new maturity of March 10, 2016 (the “2016 Extended Term Loans”), and $20.0 million of the existing revolving credit commitments were extended with a new maturity of March 10, 2015 (the “Extended Revolving Credit Commitments”). The remaining $124.9 million of the existing term loans that were not extended (the “2013 Term Loans”), and the remaining $55.0 million of the existing revolving credit commitments that were not extended, continue to mature on March 10, 2013 and March 10, 2012, respectively. As a result of the

1st Amendment, the interest rate margins were increased by 200 basis points for the extended facilities. After giving effect to the 1st Amendment, the aggregate principal amount outstanding under the senior secured credit agreement did not change, and the principal amount of the term loans continue to amortize at a rate of 1.00% per year on a quarterly basis.

Second Amend and Extend Transaction

On April 12, 2012, the Company entered into an Extension Agreement and Amendment (the “2nd Amendment”) to its Credit Facility to extend the final maturity date of its 2013 Term Loans. As a result of the 2nd Amendment, $117.4 million of the 2013 Term Loans were extended through a combination of the establishment of a series of term loans to new and existing lenders and the repayment of certain amounts to existing and departing lenders. This resulted in $84.4 million of the 2013 Term Loans being effectively repaid or extinguished and the same amount being considered new borrowings. The Company refers to the incremental term loans and the newly extended term loans as the “2016 Tranche B Term Loans.” The 2016 Tranche B Term Loans have an applicable margin for London Interbank Offered Rate, or LIBOR, based loans of 4.0% (or, if we exceed a specified leverage ratio, 4.25%, which is 200 basis points higher than the interest rate under the 2013 Term Loans) and a LIBOR floor of 1.0%. The other terms and conditions of the 2016 Tranche B Term Loans are the same as those for the 2016 Extended Term Loans. After giving effect to the 2nd Amendment, all of the Company’s outstanding term loans under the Credit Facility have a final maturity date of March 10, 2016 and the aggregate principal amount of the term loans outstanding under the Credit Facility did not change. The Company paid each lender holding 2016 Tranche B Term Loans an original issue discount equal to 1.5% of the principal amount of 2016 Tranche B Term Loans held by such lender.

The Credit Facility bears an annual commitment fee on the undrawn portion of that facility commencing on the date of execution and delivery of the senior secured credit agreement. As a result of the cancellation of the non-extended 2012 revolving credit commitment totaling $55.0 million during the quarter ended October 31, 2011, the annual commitment fee is limited to the amount of undrawn Extended Revolving Credit Commitments, which was equal to $20.0 million as of October 31, 2012. Effective February 1, 2011, the annual commitment fee is 0.375% per annum.

Senior Subordinated Notes

The Company has outstanding $126.5 million principal amount of senior subordinated notes, which bear interest at a rate of 10.375%, payable semi-annually on March 15 and September 15, and which mature on March 15, 2016. Each of the Company’s domestic subsidiaries that guarantees the obligations under the Company’s Credit Facility will jointly, severally and unconditionally guarantee the notes on an unsecured senior subordinated basis. The Company does not have any domestic subsidiaries and, accordingly, there are no guarantors. The notes are the Company’s unsecured, senior subordinated obligations, and the guarantees, if any, will be unsecured, senior subordinated obligations of the guarantors. The notes are subject to redemption at the Company’s option under terms and conditions specified in the indenture related to the notes, and may be redeemed at the option of the holders at 101% of their face amount, plus accrued and unpaid interest, upon certain change of control events.

During the nine months ended October 31, 2012, the Company repurchased $7.7 million of senior subordinated notes for a total cost of $7.9 million, resulting in a loss on early extinguishment of $0.2 million. The Company did not repurchase any senior subordinated debt during the quarter ended October 31, 2012.

Debt Covenants

The senior subordinated notes and the credit facility contain various covenants including limitations on additional indebtedness, capital expenditures, restricted payments, the incurrence of liens, transactions with affiliates and sales of assets. In addition, the credit facility requires the Company to comply with certain financial covenants, including leverage and interest coverage ratios and capital expenditure limitations. The Company was in compliance with all of the covenants of the credit facility as of October 31, 2012.

The estimated fair values of the Company’s long-term debt are as follows (in thousands):

	Carrying Amount	Fair Value
As of October 31, 2012:
2016 Tranche B Term Loans	$117,399	$117,692
2016 Extended Term Loans	191,101	189,668
Senior Subordinated Notes	126,542	130,338

As of January 31, 2012:
2013 Tranche B Term Loans	$117,399	$115,932
2016 Extended Term Loans	191,101	187,279
Senior Subordinated Notes	134,265	138,293

The term loans and senior subordinated notes are measured at fair value using significant other observable inputs (Level 2). These measurements consider inputs such as observable prices for similar instruments, quoted prices in markets that are not active, or other inputs that are observable, either directly or indirectly, including price quotes from independent pricing vendors and broker-dealers and available trade, bid and other market information.

5. RESTRUCTURING, ACQUISITION AND OTHER CHARGES

The agreements underlying the Company’s debt include financial covenants based on Adjusted EBITDA. Restructuring, acquisition and other charges are a component of the Adjusted EBITDA and are recorded as a separate line within the condensed consolidated statements of comprehensive loss.

Restructuring, acquisition and other charges consisted of the following (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011
Restructuring	$(71)	$—	$(71)	$163
Acquisition and Other Charges:
Sponsor and administration fees, acquisitions and costs related to issuance of debt	311	309	932	931
Severance, facility and other charges not part of restructuring and not part of ongoing operations	1,025	353	2,413	1,237

Total	$1,265	$662	$3,274	$2,331

During the quarter ended April 30, 2011, the Company implemented a restructuring plan (the “Restructuring Plan”) in an effort to better align its business operations with the current market and macroeconomic conditions. The 2011 Restructuring Plan consisted of certain workforce reductions, and facility closures. The Company recorded net restructuring charges of $163,000 during the nine months ended October 31, 2011. Restructuring charges were based on the Company’s restructuring plans that were committed by management. Any changes in the estimates of executing the approved plans are reflected in the Company’s results of operations. Restructuring liabilities are reported within other accrued expenses in the condensed consolidated balance sheets. All of the restructuring charges have been paid as of October 31, 2012 and the Company made adjustment for a change in estimate of $71,000 during both the three and nine months ended October 31, 2012.

6. STOCK-BASED COMPENSATION

Stock-Based Compensation Plans

In March 2006, the Company established the 2006 Stock Incentive Plan (the “2006 Plan”) governing, among other things, the grant of stock options, restricted stock units (“RSUs”), and other forms of share-based incentives to our employees, directors and consultants. In the quarter ended October 31, 2009, the Company completed a tender offer permitting all eligible employees and its independent directors to exchange, on a one-for-one basis, stock options granted under the 2006 Plan for new stock options granted under Serena’s Amended and Restated 2006 Stock Incentive Plan (the “Amended 2006 Plan”) having a lower exercise price and different vesting terms. In addition, as part of the Company’s merger in March 2006, the Company assumed certain stock options that were held by management participants immediately prior to the merger.

Stock Option Activities

The stock option grants generally vest either over a three-year period (“time-based options”) or based on the achievement of certain performance targets over a three year period (“performance-based options”). As described below, the performance-based options were modified on October 10, 2012, which resulted in the extension of the vesting periods of performance-based options granted in prior years by approximately one to two years depending on the year of initial grant. All options granted have a maximum contractual life of ten years from the date of grant.

The following table sets forth a summary of stock option activity:

	Options Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price (Per Share)	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (In thousands)
Balances as of January 31, 2012	3,970,302	8,582,511	$2.79
Granted	(1,775,000)	1,775,000	3.58
Exercised		(121,854)	1.25
Cancelled (1)		(389,273)	1.25
Cancelled	793,056	(793,056)	3.11
Restricted stock units granted, net of cancellations (2)	(125,000)	—	—

Balances as of October 31, 2012	2,863,358	9,053,328	$3.00	7.1	$4,565
As of October 31, 2012:
Vested and expected to vest		8,935,770	$3.00	7.1	$4,537
Vested and exercisable		4,259,888	$2.69	5.9	$3,394

(1)	Represents cancelled options which are not returned to the available-for-grant stock option pool.
(2)	RSUs are granted from the stock option pool. In the nine months ended October 31, 2012, a total of 250,000 units were granted and 125,000 units were cancelled and returned to the available-for-grant stock option pool.

The pre-tax intrinsic value of options exercised, representing the difference between the fair value of the Company’s common stock on the date of exercise and the exercise price of each option, $0.3 million for the nine months ended October 31, 2012.

Aggregated intrinsic value represents the difference between the fair value of the Company’s stock on the date of grant and the exercise price multiplied by the number of related options. To assist management in determining the estimated fair value of the Company’s common stock, the Company engages a third-party valuation specialist to perform a valuation on a semi-annual basis as of January 31 and July 31. In estimating the fair value of the Company’s common stock, the external valuation firm employs a two-step approach that first estimates the fair value of the Company as a whole, and then allocates the adjusted value of shareholders’ equity to the Company’s common stock.

Restricted Stock Unit Activities

Restricted Stock Unit (“RSUs”) generally vest on the third anniversary of the date of grant.

The following table sets forth a summary of RSU activity:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (In thousands)
Balances as of January 31, 2012	1,315,000	$3.04
Granted	250,000	3.58		`
Cancelled	(125,000)	3.06
Vested	(495,000)	3.00

Balances as of October 31, 2012	945,000	$3.20	1.0	$3,289

As of October 31, 2012:
Vested and expected-to-vest RSUs			0.9	$3,141

Stock-based Compensation Expense

The Company determines the fair value of its stock options utilizing the Black-Scholes option pricing model, which incorporates various assumptions including volatility, risk-free interest rate, expected term, and dividend yield. The Company determines the fair value of its RSUs based upon the fair value of the shares of its common stock at the date of grant.

The Company utilizes the graded-vesting attribution method for recognizing stock-based compensation expense. Compensation expense is only recorded for those awards that are expected to vest. Compensation expense for awards with performance-based vesting is recognized only for awards that are deemed probable of achieving the performance condition over the performance-based vesting period.

On October 10, 2012, the Company modified the performance targets on approximately 3.0 million unvested performance-based options to align the performance targets with the Company’s recent financial forecasts. The original performance targets were established on the original respective grant dates and no expense had been recognized as the performance conditions were not deemed probable of achievement. The modification resulted in re-measurement of the awards with a resulting fair value of approximately $3.1 million. Assuming baseline performance conditions are met, the revised performance targets result in potential levels of achievement ranging from 50% to 150% of the base award value. Based upon current expectations of achievement, approximately $1.1 million is expected to be recognized over the vesting periods of the modified awards ranging from 6 months to 2.5 years of which approximately $0.1 million was recognized during the three months and nine months ended October 31, 2012.

In addition, the Company modified the vesting schedule of the modified performance-based options and approximately 0.8 million unvested RSUs in the event of a change of control or the Company’s public offering. The Company also modified the RSUs to allow for full vesting if the holder is terminated without cause or resigns for good reason within twelve months following a change of control of the Company. These modifications were not made in contemplation of the occurrence of such events.

As of October 31, 2012, total unrecognized compensation costs related to unvested stock options and RSUs was $5.8 million. Costs related to unvested stock options are expected to be recognized over a period ranging from approximately 2 to 3 years and costs related to the RSUs are expected to be recognized over a period of 3 years from the grant date.

Stock-based compensation expense for the three and nine months ended October 31, 2012 and 2011 is categorized as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011
Cost of revenue - maintenance	$13	$16	$43	$46
Cost of revenue - professional services	20	1	27	54
Sales and marketing	(55)	48	157	414
Research and development	66	66	190	(181)
General and administrative	335	265	971	555

Total	$379	$396	$1,388	$888

7. INCOME TAXES

Income tax benefit was $2.1 million and $3.0 million in the three and nine months ended October 31, 2012, respectively, as compared to income tax expense of $1.0 million and $0.5 million in the three and nine months ended October 31, 2011, respectively. The Company’s effective income tax rates for the three and nine months ended October 31, 2012, differ from the federal statutory rate of 35% primarily due to the impacts of permanently reinvested foreign earnings, the domestic production deduction and state taxes. During periods where the Company experiences losses, these items will generally increase the effective income tax rate above the statutory rate, and reduce the effective income tax rate below the statutory rate during periods where the Company has income.

At January 31, 2012, the Company had total federal, state and foreign unrecognized tax benefit of $4.6 million, including interest of $1.0 million. During the nine months ended October 31, 2012, the total unrecognized tax benefits, including interest, was reduced by $1.3 million due to a favorable state audit resolution and expiring statutes of limitation. The Company accrued immaterial amounts in interest.

The Company files tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The statute of limitations on the Company’s federal tax return filings remains open for the years ended January 31, 2010 through January 31, 2012. The statute of limitations on the Company’s major state tax return filings remains open for the years ended January 31, 2009 through January 31, 2012. The statute of limitations on the Company’s U.K. income tax filings remains open for the years ended January 31, 1999 through January 31, 2012. Over the next twelve months, the Company expects a decrease of $0.2 million in its unrecognized tax benefits primarily as a result of expiring statutes of limitation.

8. COMMITMENTS AND CONTINGENCIES

Office Facility Leases

The Company leases its office facilities under operating lease agreements that expire from 2013 to 2018. The terms of the lease agreements provide for rental payments on a graduated basis. The Company recognizes rent expense on a straight-line basis over the lease period.

Long Term Debt

As of October 31, 2012, we had outstanding $435 million in aggregate indebtedness. All of this debt matures in March 2016. Details of long term debt is disclosed in Note 4.

Customer Indemnification

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to customers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of agreements with such parties, services to be provided by the Company or from intellectual property infringement claims made by third parties

Legal Proceedings

The Company is involved in various legal proceedings that have arisen during the ordinary course of its business. The reasonably possible or probable range of loss from the final resolution of these matters, individually or in the aggregate, is not expected to be material.

9. SUBSEQUENT EVENT

Subsequent to October 31, 2012, through the filing of this report, the Company redeemed $25.0 million of the 10.375% senior subordinated notes on November 2, 2012. The total consideration was $25.8 million, resulting in a loss on early extinguishment of $0.8 million.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to safe harbors under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. These forward-looking statements include, but are not limited to, statements about financial projections, operational plans and objectives, future economic performance and other projections and estimates contained in this report. When used in this report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions identify forward-looking statements. Because these forward-looking statements involve risks and uncertainties, they are subject to important factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements, including those risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 31, 2012. We assume no obligation to update any forward-looking statements contained in this report. It is important that the discussion below be read together with the attached unaudited condensed consolidated financial statements and notes thereto and the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 31, 2012.

Business and Market Environment

At Serena Software, we design, develop and sell products, solutions and services that together provide our customers with Orchestrated information technology (“IT”) Solutions. We are focused on serving our enterprise customers and enhancing the business value of IT. We are the largest global independent software company in terms of revenue solely focused on managing change and processes across IT environments.

Our products, solutions and services address the complexity of application lifecycle management and IT service management within both mainframe and distributed systems environments. Our revenue is generated by software licenses, maintenance contracts and professional services. In the third quarter of 2013, we continued to experience a global macroeconomic environment in which our customers exercised care and conservatism in their investment prioritization and project deployments. We expect that our customers will continue to remain cautious with their IT spending in the near term.

Executive Summary

Our financial highlights for the three and nine months ended October 31, 2012 and October 31, 2011 were as follows (in thousands):

	Three Months Ended October 31,				Nine Months Ended October 31,
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Revenue	$53,164	$55,658	$(2,494)	-4%	$153,531	$162,009	$(8,478)	-5%
Operating Income	9,299	10,950	(1,651)	-15%	20,325	25,002	(4,677)	-19%
Percentage of revenue	17%	20%			13%	15%
Net income (loss)	4,134	3,202	932	29%	707	2,906	(2,199)	-76%
Percentage of revenue	8%	6%			0%	2%

•

Revenue: During the three months ended October 31, 2012, we experienced net revenue declines in software licenses, maintenance contracts and professional services, compared to the prior year period. The declines were led by, on a percentage basis, software licenses and professional services and to a lesser extent maintenance contracts.

•

Operating Income: Operating income declined for the three months ended October 31, 2012, compared to the prior year period, primarily due to lower revenue, increased investment in research and development, and increased restructuring and other charges, all partially offset by declines in sales and marketing expenses.

•

Net Income: Net income increased for the three months ended October 31, 2012, compared to the prior year period, primarily due to income tax benefits partially offset by lower operating income as discussed above.

•

Operating Cash Flows: Operating cash flows increased during the nine months ended October 31, 2012, compared to the prior year period, primarily due to lower net income offset by lower taxes paid, and improved timing of receipts from our customers and payments to our vendors.

Critical Accounting Policies and Estimates

The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, trade accounts receivable and allowance for doubtful accounts, impairment or disposal of long-lived assets, accounting for income taxes, impairment of goodwill, valuation of our common stock, and accounting for options and RSUs, among other things. In many instances, we could have reasonably used different accounting estimates, and in other instances changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from the estimates made by us. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation of our financial condition or results of operations could be affected.

An accounting policy is considered to be critical if the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and the effect of the estimates and assumptions on financial condition or operating performance is material. The accounting policies we believe to reflect our more significant estimates, judgments and assumptions and are most critical to understanding and evaluating our reported financial results are as follows:

•	Revenue recognition,

•	Stock-based compensation,

•	Valuation of long-lived assets, including goodwill, and

•	Accounting for income taxes.

In the nine months ended October 31, 2012, there was no significant change in the above critical accounting policies or the underlying assumptions and estimates used in their application. See our Annual Report on Form 10-K for the fiscal year ended January 31, 2012 filed with the SEC on April 30, 2012 for further information regarding our critical accounting policies and estimates. See Recent Accounting Pronouncements in the condensed consolidated financial statements in Item 1 of Part I of this quarterly report for a full description of recent accounting pronouncements, including the actual and expected dates of adoption and estimated effects on our consolidated results of operations and financial condition.

Results of Operations

Revenue

The following table summarizes software licenses, maintenance and professional services revenues for the periods indicated (in thousands, except percentages):

	Three Months Ended October 31,				Nine Months Ended October 31,
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Software licenses	$13,419	$14,637	$(1,218)	-8%	$32,938	$38,347	$(5,409)	-14%
Percentage of revenue	25%	26%			21%	24%
Maintenance	34,307	35,163	(856)	-2%	103,244	106,179	(2,935)	-3%
Percentage of revenue	65%	63%			67%	65%
Professional services	5,438	5,858	(420)	-7%	17,349	17,483	(134)	-1%
Percentage of revenue	10%	11%			12%	11%

Total revenue	$53,164	$55,658	$(2,494)	-4%	$153,531	$162,009	$(8,478)	-5%

Software licenses revenue declined in the three months ended October 31, 2012, compared to the same prior year period, primarily due to lower sales of our distributed system products, most predominantly Serena Service Manager and Serena Release Manager, partially offset by higher sales of our mainframe products, including ChangeMan ZMF. Software license revenue declined in the nine months ended October 31, 2012, compared to the prior year period, primarily due to lower sales of our distributed system products and mainframe products. Maintenance revenue declined in both the three and nine months ended October 31, 2012, compared to the respective prior year periods, primarily due to recent declines in total license revenues. Professional services revenue declined in both the three and nine months ended October 31, 2012, compared to the respective prior year periods, primarily due to a declines in the number of consulting engagements.

Gross Profit

The following table summarizes gross profit for the periods indicated (in thousands, except percentages):

	Three Months Ended October 31,				Nine Months Ended October 31,
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Software licenses gross profit	$12,535	$13,631	$(1,096)	-8%	$31,082	$36,544	$(5,462)	-15%
Percentage of software licenses revenue	93%	93%			94%	95%
Maintenance gross profit	31,403	32,214	(811)	-3%	94,683	97,517	(2,834)	-3%
Percentage of maintenance revenue	92%	92%			92%	92%
Professional services gross profit	126	595	(469)	-79%	718	1,058	(340)	-32%
Percentage of professional services revenue	2%	10%			4%	6%
Amortization of technology	—	(21)	21	-100%	—	(3,672)	3,672	-100%
Percentage of total revenue	0%	0%			0%	-2%

Total gross profit	$44,064	$46,419	$(2,355)	-5%	$126,483	$131,447	$(4,964)	-4%

Percentage of revenue	83%	83%			82%	81%

Software license gross profit as a percentage of software licenses revenue was unchanged during the three months ended October 31, 2012 and was down slightly during the nine months ended October 30, 2012, compared to the respective prior year periods. The slight decrease in the nine month period is primarily attributable to an increase in commissions earned by external business partners.

Maintenance gross profit as a percentage of maintenance revenue was unchanged during the three and nine months ended October 31, 2012, compared to the respective prior year periods, as declines in revenue were offset with reductions in costs as a result of our effort to maintain cost efficiencies and the impact of variable compensation. Professional services gross profit as a percentage of professional services revenue declined significantly during the three and nine months ended October 31, 2012, compared to the respective prior year periods, due to lower revenue and continued investments to build out our professional services capabilities, partially offset by declines in variable compensation. Acquired technology became fully amortized in the third quarter of fiscal 2012.

Operating Expenses

The following table summarizes operating expenses for the periods indicated (in thousands, except percentages):

	Three Months Ended October 31,				Nine Months Ended October 31,
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Sales and marketing	$13,835	$15,446	$(1,611)	-10%	$42,983	$45,646	$(2,663)	-6%
Percentage of revenue	26%	28%			28%	28%
Research and development	6,985	6,757	228	3%	$20,695	$20,296	399	2%
Percentage of revenue	13%	12%			13%	13%
General and administrative	3,603	3,406	197	6%	$11,870	$10,573	1,297	12%
Percentage of revenue	7%	6%			8%	7%
Amortization of intangible assets	9,077	9,198	(121)	-1%	$27,336	$27,599	(263)	-1%
Percentage of revenue	17%	17%			18%	17%
Restructuring, acquisition & other charges	1,265	662	603	91%	$3,274	$2,331	943	40%
Percentage of revenue	2%	1%			2%	1%

Total operating expenses	$34,765	$35,469	$(704)	-2%	$106,158	$106,445	$(287)	0%

Percentage of revenue	65%	64%			69%	66%

Sales and marketing expenses declined during the three and nine months ended October 30, 2012, compared to the respective prior year periods, primarily due to declines in personnel-related expenses, including variable compensation as a result of lower revenue partially offset by higher recruiting and staff development expenses.

Research and development expenses increased slightly during the three and nine months ended October 30, 2012, compared to the respective prior year periods, primarily due to an increase in personnel-related expenses, including stock-based compensation as we continued to invest in new product innovation and expand our product portfolio.

General and administrative expenses increased during the three and nine months ended October 30, 2012, compared to the respective prior year periods, primarily due to increases in personnel-related expenses including stock-based compensation and higher recruiting expenses.

Amortization of intangible assets declined slightly during the three and nine months ended October 30, 2012, compared to the respective prior year periods, primarily due to certain intangible assets being fully amortized in the prior year periods.

Restructuring, acquisitions and other charges increased during the three and nine months ended October 30, 2012, compared to the respective prior year periods, due to increases in severance and related charges as a result of our effort to maintain cost efficiencies, increases in non-recurring professional services, including legal and consulting fees, and non-recurring facility-related charges.

Other Expense and Income Tax Provision

The following table summarizes other expense, net and income tax provision for the periods indicated (in thousands, except percentages):

	Three Months Ended October 31,				Nine Months Ended October 31,
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Interest income	$46	$34	$12	35%	$144	$105	$39	37%
Interest expense	(7,338)	(6,830)	(508)	7%	(22,004)	(20,222)	(1,782)	9%
Loss on early extinguishment of debt	—	—	—	—	(154)	—	(154)	n/m
Amend and extend transaction fees	—	—	—	—	(577)	(1,487)	910	-61%

Total other expense, net	$(7,292)	$(6,796)	$(496)	7%	$(22,591)	$(21,604)	$(987)	5%

Percentage of revenues	n/m	n/m			n/m	n/m

Income tax provision	(2,137)	952	(3,079)	-323%	(2,973)	492	(3,465)	-704%
Effective tax rate	-106%	23%			131%	14%

Interest expense increased due to higher rates on our term loans as a result of the 2nd Amendment to our credit facility, partially offset by declines in overall balances due to repayments.

During the nine months ended October 31, 2012, we repurchased $7.7 million of senior subordinated notes for a total cost of $7.9 million, resulting in a loss on early extinguishment of $0.2 million.

During the nine months ended October 31, 2012, we incurred $0.6 million in fees associated with the 2nd Amendment, as compared to $1.5 million paid in conjunction with the 1st Amendment to our credit facility in the prior year period.

Our effective income tax rates for the three and nine months ended October 31, 2012, differ from the federal statutory rate of 35% primarily due to the impacts of permanently reinvested foreign earnings, the domestic production deduction, and state taxes. During periods where we experience losses, these items will generally increase the effective income tax rate above the statutory rate, whereas they will reduce the effective income tax rate below the statutory rate during periods when we have income. See Note 7 of the notes to our unaudited condensed consolidated financial statements included elsewhere in this report for further information regarding income taxes and their impact on our results of operations and financial position.

Liquidity and Capital Resources

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended October 31,
	2012	2011
Cash flows provided by operating activities	$3,591	$1,014
Cash flows used in investing activities	(6,066)	(3,382)
Cash flows used in financing activities	(12,362)	(44,456)

To date, we have financed our operations and met our capital requirements through cash flows from operations. Our liquidity requirements are significant, primarily due to debt service obligations. We believe that current cash and cash equivalents, and cash flows from operations will satisfy our working capital and capital expenditure requirements for the twelve months ending October 31, 2013. As of October 31, 2012, we had $94.6 million in cash and cash equivalents. Approximately 20% of our cash and cash equivalents were held by foreign subsidiaries as of that date. Our intent is to permanently reinvest our earnings from certain foreign operations. We do not anticipate a need to repatriate dividends from foreign operations that are permanently reinvested in order to fund operations. If such funds were repatriated to the United States, we would be required to accrue and pay applicable U.S. and foreign taxes. At some point in the future, we may require additional funds for either operating or strategic purposes or to refinance our existing indebtedness and may seek to raise additional funds through public or private debt or equity financing. If we are required to seek additional financing in the future through public or private debt or equity financing, there is no assurance that this additional financing will be available or, if available, will be upon reasonable terms and not legally or structurally senior to or on parity with our existing debt obligations.

Summary of Cash Flows

During the nine months ended October 31, 2012, cash and cash equivalents decreased by $15.2 million. The decrease was the result of cash used in investing and financing activities of $6.1 million and $12.4 million, respectively, partially offset by cash generated from operations of $3.6 million.

Operating Activities: Cash flows from operations for the nine months ended October 31, 2012 increased by $2.6 million, compared to the prior year period. The increase was the result of lower net income offset by lower taxes paid and improved timing of receipts from our customers and payments to our vendors.

Investing Activities: Net cash used in investing activities for the nine months ended October 31, 2012 increased by $2.7 million, compared to the prior year period. The increase was the result purchases of intangible assets, primarily a technology licensing agreement, partially offset by decreases in capital expenditures.

Financing Activities: Net cash used in financing activities for the nine months ended October 31, 2012 decreased by $32.1 million, compared to the prior year period. The decrease was the result of lower net debt purchases partially offset by higher debt issuance costs compared to the prior year period. Net debt repurchases were $7.9 million for the nine months ended October 31, 2012, compared to $42.5 million for the prior year period. Debt issuance costs paid in conjunction with the 2nd Amendment during the nine months ended October 31, 2012 were $3.8 million, as compared to $1.9 million paid in conjunction with the 1st Amendment in the prior year period.

Contractual Obligations and Commitments

The following table summarizes of our various contractual commitments as of October 31, 2012, including the redemption of $25.0 million of senior subordinated notes (the loss on early extinguishment of $0.8 million is not included in the schedule below) on November 2, 2012 as discussed in Note 9 of the notes to our unaudited condensed consolidated financial statements.

	Payments Due by Period
	Total	Remainder of 2013	1-3 years	3-5 years	Thereafter
Operating leases	$12,730	$710	$5,158	$3,382	$3,480
Credit Facility:
2016 Tranche B Term Loans: due March 10, 2016	117,399	—	—	117,399	—
2016 Extended Term Loans: due March 10, 2016	191,101	—	—	191,101	—
Senior Subordinated Notes: due March 15, 2016	126,542	25,000	—	101,542	—
Interest payments on long-term debt	84,530	3,487	48,967	32,076	—

	$532,302	$29,197	$54,125	$445,500	$3,480

This table excludes our unrecognized tax benefit totaling $3.2 million as of October 31, 2012 because we have determined that the timing of payments with respect to this liability cannot be reasonably estimated.

Senior Secured Credit Agreement

In March 2006, we entered into a senior secured credit agreement (the “Credit Facility”), which was amended in March 2011 and April 2012. As of October 31, 2012, the aggregate principal amount outstanding under our Credit Facility was $308.5 million, which consisted of $191.1 million of 2016 Extended Term Loans and $117.4 million of the 2016 Tranche B Term Loans. The 2016 Extended Term Loans bear interest at a rate equal to LIBOR plus 4.00%. That rate was 4.25% as of October 31, 2012. The 2016 Tranche B Term Loans bear interest at a rate equal to LIBOR plus 4.00% with a 1.00% LIBOR floor. That rate was 5.00% as of October 31, 2012. The Extended Revolving Credit Commitments, of which none was outstanding as of October 31, 2012, bear interest at a rate equal to three-month LIBOR plus 3.75%.

The Credit Facility bears an annual commitment fee on the undrawn portion of that facility commencing on the date of execution and delivery of the senior secured credit agreement. As a result of the cancellation of the non-extended 2012 revolving credit commitment totaling $55.0 million during the quarter ended October 31, 2011, the annual commitment fee is limited to the undrawn portion of the Extended Revolving Credit Commitments, which was equal to $20.0 million as of October 31, 2012. Effective February 1, 2011, the annual commitment fee is 0.375% per annum.

All of our obligations under the Credit Facility are secured by:

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

Senior Subordinated Notes

We have outstanding $126.5 million principal amount of senior subordinated notes as of October 31, 2012, which bear interest at a rate of 10.375%, payable semi-annually on March 15 and September 15, and which mature on March 15, 2016. Each of our domestic subsidiaries that guarantees our obligations under our Credit Facility will jointly, severally and unconditionally guarantee the notes on an unsecured senior subordinated basis. We do not have any domestic subsidiaries and, accordingly, there are no guarantors. The notes are our unsecured, senior subordinated obligations, and the guarantees, if any, will be unsecured, senior subordinated obligations of the guarantors. The notes are governed by the terms and conditions of an indenture dated March 10, 2006 (“Indenture”). The notes are subject to redemption at our option pursuant to the terms and conditions specified in the Indenture, and may be redeemed at the option of the holders at 101% of their face amount, plus accrued and unpaid interest, upon certain change of control events.

During the nine months ended October 31, 2012, we repurchased $7.7 million of senior subordinated notes for a total cost of $7.9 million, resulting in a loss on early extinguishment of $0.2 million. On November 2, 2012, we redeemed $25.0 million of aggregate principal of the senior subordinated notes at a redemption price equal to 103.458% of the principal amount in accordance with the terms of our optional redemption right under the Indenture. The total consideration was $25.8 million, which will result in a loss on early extinguishment of $0.8 million during the quarter ending January 31, 2013. We may from time to time repurchase the senior subordinated notes in open market or privately negotiated purchases or redeem the senior subordinated notes pursuant to the terms of the Indenture.

Covenant Compliance

Our Credit Facility and Indenture contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit our and our restricted subsidiaries’ ability to, among other things:

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

We are required to satisfy and maintain specified financial ratios and other financial condition tests under the Credit Facility and Indenture as described below. We were in compliance with all of the covenants under the Credit Facility and Indenture as of October 31, 2012. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet those ratios and tests in the future. A breach of any of these covenants would result in a default (which, if not cured, could mature into an event of default) and in certain cases an immediate event of default under our Credit Facility. Upon the occurrence of an event of default under our Credit Facility, all amounts outstanding under our Credit Facility could be declared to be (or could automatically become) immediately due and payable and all commitments to extend further credit could be terminated.

Under the Indenture, our ability to incur additional debt and make certain restricted payments, subject to specified exceptions, is tied to an Adjusted EBITDA (as defined below) to fixed charges (as defined below) ratio of at least 2.0x. We may incur certain debt and make certain restricted payments and certain permitted investments without regard to the ratio, such as our ability to incur up to an aggregate principal amount of $625.0 million under our senior secured credit agreement (subject to reduction for mandatory prepayments under our senior secured credit agreement and inclusive of amounts outstanding under our senior secured credit agreement from time to time; as of October 31, 2012, we had $308.5 million outstanding under our term loan and none outstanding under our revolving credit facility), to acquire persons engaged in a similar business that become restricted subsidiaries and to make other investments equal to the greater of $25.0 million or 2% of our consolidated assets. “Fixed charges” is defined in the Indenture as consolidated Interest Expense less interest income, adjusted for acquisitions, and further adjusted for non-cash interest expense.

Under the Credit Facility, we are required to maintain a rolling twelve-month consolidated Adjusted EBITDA to consolidated Interest Expense (as defined below) ratio of a minimum of 2.00x at the end of each quarter. “Consolidated Interest Expense” is defined in the senior secured credit agreement as consolidated cash interest expense less cash interest income and is further adjusted for certain non-cash interest expenses and other items. We are also required to maintain a rolling twelve-month consolidated Total Debt (as defined below) to consolidated Adjusted EBITDA ratio of a maximum of 5.00x at the end of each quarter beginning with the fiscal year ending January 31, 2011. Under the terms of the senior secured credit agreement, as amended and restated, the maximum total leverage ratio stepped up to 5.50x beginning with the fiscal quarter ending April 30, 2011 through the test period ended July 31, 2012 and stepped down to 5.00x thereafter. “Consolidated Total Debt” is defined in the senior secured credit agreement as total debt other than certain indebtedness and is reduced by the amount of cash and cash equivalents on our consolidated balance sheet in excess of $5.0 million. As of October 31, 2012, our consolidated Total Debt was $345.5 million, consisting of total debt other than certain indebtedness totaling $435.0 million, net of cash and cash equivalents in excess of $5.0 million totaling $89.6 million.

The breach of financial covenants in our Credit Facility (i.e., those that require the maintenance of ratios based on Adjusted EBITDA) would force us to seek a waiver or amendment with the lenders under our Credit Facility, and no assurance can be given that we will be able to obtain any necessary waivers or amendments on satisfactory terms, if at all. The lenders would likely condition any waiver or amendment, if given, on additional consideration from us, such as a consent fee, a higher interest rate, principal repayment or more restrictive covenants and limitations on our business. Any such breach, if not waived by the lenders, would result in an event of default under that agreement, in which case the lenders could elect to declare all amounts borrowed due and payable. Any such acceleration would also result in a default under the Indenture. Additionally, under our debt agreements, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is also tied to ratios based on Adjusted EBITDA.

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) is a non-GAAP financial measure used to determine our compliance with certain covenants contained in our Credit Facility. “Adjusted EBITDA” represents EBITDA further adjusted to exclude certain defined unusual items and other adjustments permitted in calculating covenant compliance under our Credit Facility. We believe that the presentation of Adjusted EBITDA is appropriate to provide additional information to investors and lenders regarding our compliance with the financial covenants under our Credit Facility.

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

The following is a reconciliation of net income, a GAAP measure of our operating results, to Adjusted EBITDA as defined in our debt agreements (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011
Net income	$4,143	$3,202	$707	$2,906
Non-operating expense, net (1)	7,292	6,796	22,591	21,604
Income tax (benefit) provision	(2,136)	952	(2,973)	492
Amortization expense (2)	9,077	9,219	27,336	31,271
Stock-based compensation	379	396	1,388	888
Restructuring, acquisition and other charges(3)	1,265	662	3,274	2,331

Sub-total	20,020	21,227	52,323	59,492
Depreciation (2)	646	734	1,953	2,171

Adjusted EBITDA	$20,666	$21,961	$54,276	$61,663

(1)	Non-operating expense, net includes interest income, interest expense including amortization of debt issuance costs, and amend and extend transaction fees.
(2)	Depreciation and amortization expense includes depreciation of fixed assets and amortization of intangibles.
(3)	Restructuring, acquisition, and other charges include charges related to restructuring plans; acquisitions-related costs; and other charges including sponsor and administration fees, costs related to issuance of debt, and severance, facility and other charges that are not part of restructuring and not part of ongoing operations.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Our exposures to market risk have not changed materially since January 31, 2012. For quantitative and qualitative disclosures about market risk, see Part II, Item 7A Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended January 31, 2012.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer, with the assistance of senior management personnel, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of October 31, 2012. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual and quarterly reports filed under the Exchange Act. Based on this evaluation, and subject to the limitations described below, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of October 31, 2012.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended October 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Information with respect to this Item may be found in Note 8 of notes to our unaudited condensed consolidated financial statements in Part I, Item I of this quarterly report, which information is incorporated into this Item 1 by reference.

ITEM 1A.	Risk Factors

There have been no material changes from the risk factors associated with our business, financial condition and results of operations as set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 31, 2012.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Effective as of September 18, 2012, a total of 495,000 shares of our common stock were issuable to officers and employees of the company as a result of the vesting of restricted stock units in accordance with the terms of restricted stock unit agreements dated as of September 18, 2009. All officers and employees with vesting restricted stock units paid their respective tax and withholding obligations through the net issuance of shares, with 186,336 shares of common stock applied to the payment of applicable tax and withholding obligations and 308,664 shares of common stock issued to the officers and employees in the aggregate. No consideration was furnished by such officers and employees in exchange for the shares of common stock. The shares of our common stock were issued under an exemption from registration requirements pursuant to Rule 701 of the Securities Act of 1933, as amended, which provides an exemption for offers and sales of securities pursuant to certain compensatory benefit plans.

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
Joseph Passarello
Senior Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: December 14, 2012

EXHIBIT INDEX

10.1*	First Amendment to Amended and Restated 2006 Stock Incentive Plan

10.2*	Form of First Amendment to Time and Performance Option Grant Notice under Amended and Restated 2006 Stock Incentive Plan (FY 2010 Awards)

10.3*	Form of First Amendment to Time and Performance Option Grant Notice under Amended and Restated 2006 Stock Incentive Plan (FY 2011 Awards)

10.4*	Form of First Amendment to Time and Performance Option Grant Notice under Amended and Restated 2006 Stock Incentive Plan (FY 2012 Awards)

10.5*	Form of First Amendment to Time and Performance Option Grant Notice under Amended and Restated 2006 Stock Incentive Plan (FY 2013 Awards)

10.6*	Form of Time and Performance Option Agreement under Amended and Restated 2006 Stock Incentive Plan

10.7*	Form of First Amendment to Restricted Stock Unit Agreement under Amended and Restated 2006 Stock Incentive Plan

10.8*	Form of Restricted Stock Unit Agreement under Amended and Restated 2006 Stock Incentive Plan

31.01†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01‡	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02‡	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101††	The following financial information from Serena Software, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of October 31, 2012 (Unaudited) and January 31, 2012, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three and six months ended October 31, 2012 and 2011, (iii) Condensed Consolidated Statements of Cash Flows (Unaudited) for the three and six months ended October 31, 2012 and 2011 and (iv) the Notes to Condensed Consolidated Financial Statements (Unaudited)

*	Indicates a management contract or compensatory plan or arrangement. Exhibit is incorporated by reference to the corresponding exhibit to the registrant’s quarterly report on Form 8-K (File No. 000-25285), filed by the registrant with the SEC on October 12, 2012.
†	Exhibit is filed herewith.
‡	Exhibit is furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.
††	The information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and is not subject to liability under these sections, in accordance with Rule 406T of Regulation S-T.