Form 10-K
period 2013-01-31
SERENA SOFTWARE INC
filed 2013-03-29
CIK 1073967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number: 000-25285

SERENA SOFTWARE, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	94-2669809
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1850 Gateway Drive San Mateo, California 94404-4060	(650) 481-3400 (Registrant’s telephone number, including area code)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant was zero as of July 31, 2012, the last business day of the registrant’s most recently completed second fiscal quarter. The registrant is a privately-held company, and there is no public trading market for its common stock.

As of March 29, 2013, the number of shares of the registrant’s common stock outstanding was 99,146,777.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. None.

SERENA SOFTWARE, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended January 31, 2013

PART I

ITEM 1.	BUSINESS

Our Company

We design, develop, and sell “orchestrated” application lifecycle management (“ALM”), application release management, and information technology (“IT”) management software and solutions, which we refer to collectively as our “Orchestrated IT” solutions. We have over 2,400 active customers worldwide, comprised primarily of large enterprises commonly referred to as the Global 2000. Our primary goal is to provide Orchestrated IT solutions that advance the business value of IT. We are a leading ALM software vendor and a leader in orchestrating the convergence of application development and IT operations, which we refer to as “DevOps.” Our Orchestrated IT solutions simplify and automate the transition of new versions of applications into production by managing request, development, release, change and support processes across heterogeneous environments, including mainframe and non-mainframe environments. Non-mainframe environments include cloud, virtual and server-based environments, which we refer to as a “distributed system environment.”

Our revenue is generated by software licenses, maintenance contracts and professional services. Our software products are typically installed within customer IT environments and generally accompanied by renewable annual maintenance contracts.

We were incorporated in California in 1980 and re-incorporated in Delaware in 1998. In 2006, Spyglass Merger Corp., an affiliate of Silver Lake, a private equity firm, merged with and into us, a transaction we refer to in this annual report as the “merger.” As a result of the merger, our common stock ceased to be traded on the NASDAQ National Market and we became a privately-held company, with a majority of our common stock at the time of the merger on a fully diluted basis owned by investment funds affiliated with Silver Lake. Silver Lake and its affiliates, by virtue of their ownership of our common stock and their voting rights under a stockholders agreement, control the vote, in connection with substantially all matters subject to stockholder approval of more than 99% of our outstanding common stock.

Our fiscal year ends on January 31 and, except as otherwise provided, references to a particular fiscal year in this Annual Report on Form 10-K mean the fiscal year ended on January 31 of such year. For example, fiscal year 2013 refers to the fiscal year ended January 31, 2013.

Our Industry

Companies increasingly depend on IT software tools and solutions to manage the development and release of mission critical business applications and related processes. Many of the largest commercial businesses and governmental entities process massive amounts of transactions and data within centralized mainframe data centers and distributed system environments. Organizations are also increasingly opening their IT systems and applications to customers and suppliers through the internet and extranets to regularly interact with customers and suppliers, generate revenue through business applications, decrease business inefficiencies and reduce time to market.

Our customers’ applications, systems and IT infrastructure are constantly evolving to meet changing customer, supplier and employee requirements. In addition, government and industry regulations have increased the need for governance of these applications and monitoring changes to IT environments. Changes to IT environments are becoming increasingly complex by the tendency towards moving internal software development offshore and requiring IT managers to oversee multiple development processes across various geographies. As a result, specific functionality allowing organizations to audit, track and monitor changes and compliance, and revert back to previous versions, has become critical to managing IT processes and change. Organizations have an ongoing and growing need for solutions that efficiently and effectively manage change across increasingly complex IT environments.

IT organizations are being required to add business value while at the same time reducing the cost of delivering IT services. IT organizations are looking to streamline the entire process of capturing, routing, fulfilling and releasing IT services in order to enhance visibility, improve service levels and lower overall costs. Internet and other innovative companies are increasingly developing business applications and deploying these applications in many smaller releases on a more frequent and sometimes continuous basis, resulting in the merger of application development, quality assurance and IT operations into an integrated organization that is responsible for managing these business applications from requirements to production and release to customers.

Our Orchestrated IT software products and solutions address a number of industry segments within the broader ALM and IT operations management markets, including software change and configuration management, application release management and IT service management. We believe that several factors will continue to drive growth in the markets we serve, including:

•

Accelerating Software Complexity. As organizations become more dependent on complex, cross-platform IT applications, the importance of managing IT change effectively is increasingly critical. ALM tools are necessary to understand how a change in one part of the IT environment will impact the other IT systems and processes related to such change.

•

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

•

Business Pressures for Productivity, Quality and Faster Time to Market. Ongoing pressures on IT departments to reduce spending and improve service will continue to focus attention on process improvement in the software delivery life cycle. Customers will look to vendors to provide well-integrated solutions that assure the delivery of high quality applications to the market faster.

•

Need for Rapid and Cost-Effective Management of Application Delivery. As organizations grow, the requirement for managing and documenting processes across multiple departments and geographies becomes mandatory. These processes often change rapidly, frequently requiring a cost effective solution to manage vital business processes.

•

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

•

Significant Opportunity to Replace Internally Developed Solutions. A significant number of companies and government agencies currently use manual processes and internally developed software to manage their IT environments and the release of applications. Due to accelerating software complexity, increasing regulatory requirements and outsourcing, a growing number of organizations have begun purchasing third-party software solutions instead of relying on manual processes and internally developed software solutions.

•

Opportunity to Address Application Release Bottlenecks. Modern multi-tier architectures, commonly referred to as “N-tier” web applications, are difficult, time consuming and expensive to release into virtualized data centers. The resulting bottlenecks can be resolved either with considerable labor and tolerance for defects, or through the automation of the application release process.

Our Strategy

Our strategy is to be the leading provider of Orchestrated IT solutions that simplify and automate complex application development management and DevOps functions and processes by efficiently managing change and release of critical applications. Key elements of our strategy are described below:

•

Strengthen our Technological Leadership in Orchestrated IT. We are recognized around the world as an innovative leader in Orchestrated IT solutions. We have assembled a global team of research and development personnel with strong industry and technical expertise in ALM and application release management. We intend to maintain and extend our technological leadership primarily through innovation and continued investment in research and development (“R&D”), supplemented by external partnerships to allow us to accelerate the delivery of innovative solutions to new and existing customers within our target markets. We have a strategic vision to automate end-to-end application delivery processes from request through release.

•

Focus on Growth Markets. We intend to extend our reach and penetration into geographies where IT spending is growing, such as China and Latin America, through further development and support of our partner channel to expand our sales presence within these geographies.

•

Expand our SaaS Business. We currently offer a number of Software-as-a-Service (“SaaS”) solutions, including Serena Service Manager and Serena Business Manager. We expect to continue to invest in integrated SaaS solutions to enable our customers to operate within our SaaS environment, hosted private cloud environments and hybrid IT environments.

•

Be a Strategic Partner to Our Customers. We work very closely with customers to design and build best-in-class products and solutions specifically designed to meet their complex needs. We have a large, global installed base. We have a significant opportunity to sell these existing customers additional products. Moreover, we have the opportunity to sell additional licenses as customers expand capacity, add additional applications and users and develop a need for additional products to satisfy a broader set of requirements.

Customers

We have a diversified, global customer base of more than 2,400 active customers and have installed our products at customer sites worldwide. Our customers generally consist of large, mid-sized and small enterprises within the Global 2000 and public sector organizations. Our customers include industry leaders in the finance, telecommunications, automotive and transportation, healthcare, energy and power, equipment and machinery and technology industries.

No single customer accounted for more than 10% of the Company’s total net revenues for fiscal year 2013, 2012 or 2011.

Our Products

Our integrated suite of software products and solutions offer comprehensive capabilities for application development and IT operations across both mainframe and distributed systems environments. Our solutions improve process consistency control and enhance the integrity of software that our customers create or modify. This helps protect our customers’ valuable application assets and improve software developer productivity, operational efficiency, application availability and return on IT investments, all of which ultimately reduce the costs of managing their IT environment.

The following is an overview of product families:

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

•

Serena Release Manager: A comprehensive solution that manages the implementation of software changes into the production environment. Serena Release Manager enables organizations to improve visibility into project timelines and progress, increase release flow by implementing critical changes into production sooner with existing resources, improve release quality and reduce downtime, and enforce consistency and traceability of changes. Serena Release Manager includes Serena Release Automation, which automates the approval and validation of code and the deployment of multi-tier, distributed applications and configuration settings.

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

•

Serena Business Manager: An enterprise process management solution to map, track, and enforce any business process, such as IT requests. Serena Business Manager (“SBM”) allows customers to build and deploy integrated business processes that extend to all participants in a project, including departmental users, customers, suppliers and business partners. This Web-based, secure and highly configurable process and issue management solution creates repeatable, enforceable, auditable and predictable processes, giving our customers control, insight and predictability in their management of the application lifecycle and their business processes. The Serena Business Manager product line includes SBM Composer for graphically designing composite applications that include workflow processes, orchestrated connections to other enterprise systems, and interactive web forms.

•

Serena Service Manager: Flexible process-based IT service management. Serena Service Manager leverages SBM to automate the change management and service delivery processes, provide a simple yet powerful role-based experience to service desk users, deliver visibility into the status of issues across the service lifecycle and assist with ITIL compliance. Serena Service Manager helps IT organizations deliver IT process improvements and efficiency in accordance with ITIL best practices.

•	Serena Demand Manager: A process-management solution for corporate users to prioritize and fulfill all of customers’ IT demands.

•	Serena Request Center: A front end interface for corporate users to discover and request IT services.

•	Serena Dashboard: An analytics solution which provides IT organizations rapid insight into their end-to-end IT processes.

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

As part of our strategy focused on application release management, we plan to continue to enhance the integrations between various products within our Change and Release portfolio, such as Serena Release Control, Serena Request Center, Serena Service Manager and Serena Release Automation, and with third-party vendor solutions, and management reporting tools (i.e., dashboards) within our products, to ensure that our customers have the ability to track, manage and control change in a closed loop, heterogeneous environment—ensuring the effective management, traceability and auditability of application release management.

Our Orchestrated IT strategy is focused on using Serena Business Manager and Serena Service Manager to integrate all aspects of application development and IT operations across the enterprise. The objective is to create an integrated suite of not only Serena products, such as Serena Development Manager and Serena Release Manager but other third party and open source ALM products. We also plan to continue to develop and enhance the integrations within Serena Requirements Manager and Serena Development Manager.

Customer Service

In addition to our product offerings, we offer maintenance support and professional services. Our maintenance support provides customers the right to obtain available updates, bug fixes and telephone support for our applications. In addition, we provide professional services on a global basis to our customers to help them deploy best practices and to facilitate the optimal installation, implementation and usage of our software. Our professional services offerings also include technical consulting and educational services.

As of January 31, 2013, we employed 166 people in our worldwide customer service organization, of which 149 were full-time employees.

Research and Development

We are committed to delivering products and solutions that consistently provide value to our customers. In achieving this goal, we use our own products internally to automate much of our research and development operations. Our R&D staff also works very closely with our product marketing and support staff to ensure that all efforts are mapped closely to customer and market requirements.

We plan to continue making substantial investments in R&D to maintain our leadership position. We conduct our development activities primarily at our facilities located in California, Oregon, the United Kingdom and the Ukraine. We believe that our success will continue to depend on our ability to enhance our current products and to develop new products and services that meet the needs of our customers and the market. Our commitment to R&D is reflected in our investments in this area, which were $27.0 million, $26.9 million and $31.6 million for fiscal years 2013, 2012 and 2011, respectively, representing 13%, 12% and 15% of our total revenue in those years.

As of January 31, 2013, we had 246 people in our world-wide R&D organization, of which 120 were full-time employees and 112 were full-time contractors at our development center in Kiev, Ukraine.

Sales and Marketing

Our sales teams operate in the following three geographic regions: (i) Americas (including United States, Canada, Mexico, and Central and South America), (ii) Europe, Middle East, and Africa (“EMEA”), and (iii) Asia Pacific (“APAC”). Within each region, there are regional and country teams. We market our products and services primarily through our direct sales organization in the United States, France, Germany, Italy, the United Kingdom, Spain, the Nordic regions, Australia, Japan and Korea. In addition to our direct sales efforts, we have established relationships with distributors, resellers and original equipment manufacturers, or OEMs, located in North America, Latin America, Belgium, Italy, Spain, Hong Kong, India, Japan, Korea and South Africa. These distributors, resellers and OEMs market and sell our software as well as provide technical support, educational and consulting services.

We market our products through seminars, industry conferences, trade shows, advertisements, direct marketing efforts, and third-party and our own Internet sites. In addition, we have developed programs that promote an active exchange of information between our existing customers and us. These programs include customer meetings with our senior management and focus group meetings with customers to evaluate product positioning.

As of January 31, 2013, we employed 192 people in our worldwide sales and marketing organization, of which 184 were full-time employees.

Backlog

As our software license revenue in any quarter depends on orders booked and shipped in the last month, weeks or days of that quarter, we typically have either minimal or no backlog of orders for the subsequent quarter.

Seasonality

Many companies in our industry experience seasonal fluctuations in customer spending patterns, and we generally experience seasonally strong customer demand in the fourth quarter of each fiscal year. This historical pattern should not be considered a reliable indicator of our future net revenues or financial performance.

Competition

The market for our products and services is highly competitive and diverse. New products are frequently introduced and existing products are continually enhanced. Competitors vary in size and in the scope and breadth of the products and services that they offer. We are focused on enhancing the features of our products and developing additional product integrations to allow our products to better operate with each other as well as with products offered by other software vendors and open source software for purposes of differentiating our products and solutions from the competition. We believe that the principal competitive factors necessary to be successful in our industry include product functionality, interoperability and reliability, the breadth of product offerings and solutions, effective sales and marketing efforts, reputation, financial stability and customer support.

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

•	Providers of application release management products that compete directly with Serena Release Manager, such as BMC Software, Inc. and smaller privately-held companies; and

•

Providers of on-premise and SaaS-based IT service management (“ITSM”) solutions that compete directly with Serena Service Manager, such as BMC Software, Inc., ServiceNow, Inc. and smaller privately-held companies.

•

Providers of open source software that compete directly with Serena Development Manager, Dimensions CM and PVCS, such as Subversion and, Git, and providers of open source software that compete directly with Serena Business Manager, such as Jira.

We may face competition in the future from established companies who have not previously entered the ALM and application release management markets and from emerging software and SaaS-based vendors. Barriers to entry in the distributed system software market are relatively low.

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

Employees

As of January 31, 2013, we had 547 full-time employees. None of our employees is represented by a labor union. In addition, we also had 112 full-time contractors at our development center in Kiev, Ukraine. We have not experienced any work stoppages and consider our relations with our employees and contractors to be good.

Financial Information

See Note 10 to our consolidated financial statements for information regarding segment reporting and financial information about geographic areas.

ITEM 1A.	RISK FACTORS

Risks Related to Our Indebtedness

Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations for potential acquisition opportunities, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations under the senior subordinated notes.

As of January 31, 2013, our total indebtedness was $410.0 million. We are highly leveraged and our debt service costs are significant. Following the amendments of our senior secured credit agreement in March 2011 and April 2012, and our termination of the 2012 non-extended portion of the revolving credit commitment in September 2011, we have a $20.0 million committed source of credit available to us under the revolving credit facility of our senior secured credit agreement, of which the entire $20.0 million was unused and available to us as of January 31, 2013.

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

•	we may experience increased pricing competition for our products and services;

•	significant fluctuations and uncertainty about the future of currencies such as the Euro and the British Pound could negatively affect our revenues, specifically those derived internationally; and

•	the length of time that existing economic and financial market conditions may persist is unknown.

In addition, although we do not anticipate needing additional capital in the near term due to our current financial position, financial market disruption may make it difficult for us to raise additional capital upon acceptable terms or at all. As of January 31, 2013, the committed source of credit available to us under our senior secured credit agreement was $20.0 million.

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

Our revenues, particularly our software license revenues, are difficult to forecast. Our sales personnel identify and monitor the status of qualified opportunities and proposals during a given quarter, such as the estimated date when a transaction will close and the potential dollar amount of the transaction. We aggregate these estimates in order to generate a quarterly sales forecast. While this analysis provides visibility to our potential customers and the associated revenue, these estimates may not correlate to actual revenue in a particular quarter. A slowdown in the economy, domestically and internationally, has caused in the past and may cause in the future customer purchasing decisions to be delayed, reduced in amount or cancelled, all of which have reduced and could reduce the rate of conversion of the sales forecast into revenue contracts. In addition, primarily due to a substantial portion of our software licenses revenue contracts closing in the latter part of a quarter, management may be unable to proportionally reduce our operating expenses for that quarter in response to a shortfall in revenues, which could adversely affect our business, operating results and financial condition.

If we fail to adequately evolve our financial and managerial control and reporting systems and processes, our ability to manage and grow our business will be negatively affected.

Our ability to successfully offer our products and implement our business plan in a rapidly evolving market depends upon an effective planning and management process. We will need to continue to improve our financial and managerial control and our reporting systems and procedures in order to manage our business effectively in the future. If we fail to continue to implement improved systems and processes, our ability to manage our business, financial condition, and results of operations may be negatively affected.

Our future revenue is substantially dependent upon our installed customer base renewing maintenance agreements for our products and licensing or upgrading additional Serena products; our future maintenance revenue is dependent on future sales of our software products and could decline.

We depend on our installed customer base for future revenue from maintenance renewal fees and licenses or upgrades of additional products. Our maintenance revenue has declined in each of the past three years. If our customers do not purchase additional products, do not upgrade existing products or cancel or fail to renew their maintenance agreements or if they require us to discount our maintenance fees as part of renewing their maintenance agreements or the licensing of additional licensed capacity, our business, operating results and financial condition could be materially adversely affected. The terms of our standard license arrangements provide for a one-time license fee and a prepayment of one year of software maintenance and support fees. The maintenance agreements are renewable annually at the option of the customer, and there are no minimum payment obligations or obligations to license additional software. In addition, prolonged economic uncertainty has increased the pressure our customers are placing on maintenance renewals and pricing. We may also enter into enterprise license agreements with our customers, which generally result in reduced maintenance fees on a per unit basis due to the increased discounting of associated software license revenue or multi-year maintenance commitments, or both. Our maintenance revenue is dependent upon the continued use of maintenance by our installed customer base and our current installed customer base may not necessarily generate significant maintenance revenue in future periods. In addition, any downturn in our software license sales would have a negative impact on the growth of our professional service revenue and maintenance revenue in future periods.

Our profitability is substantially dependent upon revenues derived from our mainframe software products. If revenues for our mainframe software products decline before we increase our revenues and margins derived from our distributed software products, our profitability may decline.

The license and maintenance revenues from our mainframe software products generate significantly higher margins than our distributed software products. We expect that our future revenue growth will be derived from our distributed software products, primarily our application release management and DevOps solutions, and do not expect future revenue growth from our mainframe software products due to the maturity of this market. We experienced a decline in software license revenue from our mainframe software products and an associated decline in our profitability during the fiscal year ended January 31, 2013. If revenues from our mainframe software products continue to decline faster than we generate increasing revenues and margins from our distributed software products, our operating results and financial condition could be materially adversely affected.

If our target markets do not evolve as we anticipate, our business will be adversely affected.

If we fail to properly assess and address our target markets or if our products and services fail to achieve market acceptance for any reason, our business, operating results and financial condition would be materially adversely affected. With regard to the ALM market, IT organizations have historically addressed their ALM requirements with solutions developed internally. As ALM requirements have become more complex, IT organizations began to migrate to more sophisticated third-party ALM products. Our future financial performance will depend in large part on the continued growth in the number of businesses adopting third-party ALM products and the expansion of their use on a company-wide basis. In addition, we only recently began to offer products in application release management and application release automation markets and have significantly less experience with these markets than the ALM market. Since the markets for our products are still evolving, it is difficult to assess the competitive environment or the size of the market that may develop. Moreover, these markets may grow more slowly than we anticipate. In addition, technologies, customer requirements and industry standards may change rapidly. If we cannot improve or augment our products as rapidly as existing technologies, customer requirements and industry standards evolve, our products or services could become obsolete. The introduction of new or technologically superior products or SaaS offerings by new or existing competitors could also make our products less competitive or obsolete. As a result of any of these factors, our position in existing markets or potential markets could be eroded.

If the market for IBM and IBM-compatible mainframes decreases, it could adversely affect our business.

Our mainframe revenue is dependent upon the continued use and acceptance of IBM mainframes (including the periodic refresh by IBM of its mainframe offerings) and of IBM-compatible mainframes and the growth of this market. If the role of the mainframe does not increase as we anticipate, or if it decreases, this may materially adversely affect our business, operating results and financial condition. Additionally, if there is a wide acceptance of other platforms or if new platforms emerge that provide enhanced enterprise server capabilities, our business, operating results and financial condition may be materially adversely affected. We expect that, for the foreseeable future, a significant portion of our software license revenue will continue to come from the sales of our mainframe products. As a result, future sales of our existing products and associated maintenance revenue and professional service revenue will depend on continued use of mainframes.

If we fail to effectively manage our sales and marketing organizations, it could adversely affect our business.

The loss of key sales or marketing employees could result in disruptions to our business and materially adversely affect our license revenue, operating results and financial condition. We have recently experienced significant turnover within our direct sales force, particularly within North America, which could result in reduced sales productivity, increased sales cycles and the delay or loss of business. If we are required to hire new sales and marketing employees in the future, a substantial amount of time and training is generally required before these personnel become productive. The hiring, training and integration of additional and replacement personnel would be time consuming, would likely increase our operating expenses and could cause disruptions to our business, which could materially adversely affect our revenue, operating results and financial condition. If we fail to manage our sales and marketing organizations effectively, these organizations may fail to perform as we anticipate, which could materially adversely affect our license revenue and weaken our competitive position.

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

Our future success will depend on our ability to address the increasingly sophisticated needs of our customers by supporting existing and emerging hardware, software, database and networking platforms particularly for our distributed systems products. We must develop and introduce enhancements to our existing products and new products on a timely basis to keep pace with technological developments, evolving industry standards and changing customer requirements. We expect that we will have to respond quickly to rapid technological change, changing customer needs, frequent new product introductions and evolving industry standards that may render existing products and services obsolete. As a result, our position in existing markets or potential markets could be eroded rapidly by product advances. Our growth and future financial performance will depend in part upon our ability to enhance existing applications, develop and introduce new applications that keep pace with technological advances, meet changing customer requirements and respond to competitive products. We expect that our product development efforts will continue to require substantial investments, and we may not have sufficient resources to make the necessary investments. If we are unable to successfully and timely develop our products due to development constraints, such as high employee turnover, lack of technical ability or lack of development resources, our products may fail to address these evolving customer requirements and become less competitive in our target markets. Any of these events could have a material adverse effect on our business, operating results and financial condition.

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

Competition in the Software Change and Configuration Management Market. We face significant competition as we develop, market and sell our distributed systems products, including PVCS Professional, PVCS Version Manager and Dimensions CM products. Competitors in the distributed systems market include IBM, CA, Inc., Microsoft, and other smaller companies. A growing portion of the market is also using free open source tools to address their basic needs for issue/defect tracking and source code control, such as Jira and Subversion, resulting in an increased source of competition for our distributed system products, particularly PVCS Professional, PVCS Version Manager, Serena Business Manager and, to a lesser extent, Dimensions CM .

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

Competition in Other Markets. We currently face competition from a number of sources, including:

•	providers of on-premise application release automation solutions that compete with Serena Release Automation, such as BMC and smaller privately-held companies; and

•	providers of on-premise and SaaS-based ITSM solutions that compete with Serena Service Manager, such as BMC, ServiceNow and smaller privately-held companies.

Future Competition. We may face competition in the future from established companies who have not previously entered the mainframe or distributed systems market or from emerging software companies and SaaS providers. Increased competition may materially adversely affect our business, operating results and financial condition due to price reductions, reduced gross margins and reduction in market share. Established companies may not only develop their own mainframe or distributed system products and SaaS-based solutions, but they may also acquire or establish cooperative relationships with our competitors, including cooperative relationships between large, established companies and smaller privately-held companies. Because larger companies have significant financial and organizational resources available, they may be able to quickly penetrate the mainframe or distributed systems market through acquisitions or strategic relationships and may be able to leverage the technology and expertise of smaller companies and develop successful ALM products and SaaS-based solutions. We expect that the software industry in general, and providers of ALM solutions in particular, will continue to consolidate. It is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

Bundling or Compatibility Risks. Our ability to sell our products also depends, in part, on the compatibility of our products with other third party products, particularly those provided by IBM. Developers of these third party products may change their products so that they will no longer be compatible with our products. These third party developers may also decide to bundle their products with other ALM products for promotional purposes. If that were to happen, our business, operating results and financial condition may be materially adversely affected as we may be priced out of the market or no longer be able to offer commercially viable products.

We may encounter problems conducting our international operations, and factors associated with international operations could adversely affect our business.

International Operations. We have sales offices in the United Kingdom, Germany, Sweden, France, Spain, Australia, Japan and Singapore. We have limited experience in marketing, selling and supporting our products in many countries, and may not be able to successfully market, sell, deliver and support our products internationally.

Risks of International Operations. International sales were 35%, 36%, and 32%, of our total revenue in the fiscal years ended January 31, 2013, 2012 and 2011, respectively. Our international revenue is attributable principally to our European operations. Our international operations are subject to a variety of risks associated with conducting business internationally that could materially adversely affect our business, operating results and financial condition, including the following:

•	difficulties in staffing and managing international operations;

•	problems in collecting accounts receivable;

•	longer payment cycles;

•	fluctuations in currency exchange rates and uncertainty about the future of currencies such as the Euro and the British Pound;

•	inability to control or predict the levels of revenue produced by our international distributors;

•	seasonal reductions in business activity such as during the summer months in Europe and certain other parts of the world;

•	limitations on repatriation of earnings;

•	difficulties in enforcing the terms of our agreements with customers, distributors and resellers;

•	reduced protection of intellectual property rights in some countries;

•	increased austerity measures by several European governments;

•	political and economic instability;

•	recessionary environments in foreign economies; and

•	increases in tariffs, duties, price controls or other restrictions on foreign currencies or trade barriers imposed by foreign countries.

We conduct substantial software development operations in the Ukraine that are subject to economic and political changes, changes in laws, policies and taxation and the current physical infrastructure of the country. Should we become unable to conduct operations in this country in the future, and our contingency and business continuity plans are unsuccessful in addressing the related risks to our software development operations, our business could be adversely affected. In addition, the laws of the Ukraine may not protect our intellectual property rights in our software products to the same extent as the laws of the United States. Furthermore, as the software and technology labor market in the Ukraine develops and multi-national companies compete for talent, there is a risk that wage and attrition rates may increase faster than we have anticipated, which could adversely affect our software development activities and results of operations.

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

A majority of our international business is conducted in foreign currencies, principally the Euro and the British pound. Fluctuations in the value of foreign currencies relative to the U.S. dollar will continue to cause currency transaction gains and losses. We cannot predict the effect of exchange rate fluctuations upon future operating results. We may experience currency losses in the future. To date, we have not adopted a hedging program to protect us from risks associated with foreign currency fluctuations.

Our goodwill became impaired in fiscal year 2009 and certain amortizable intangible assets became impaired in fiscal year 2010. If our goodwill or amortizable intangible assets again becomes impaired in the future, we may be required to record a significant charge to earnings.

Under generally accepted accounting principles, we review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable include a decline in expected future cash flows and slower growth rates in our industry. We may be required to record significant charges in any future period for which impairment of our goodwill or amortizable intangible assets is determined.

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

As our software products and services are complex, they often contain errors or “bugs” that can be detected at any point in a product’s life cycle. While we continually test our products for errors and work with customers through our customer support services to identify and correct bugs in our software, we expect that errors in our products and services will continue to be found in the future. Although many of these errors may prove to be immaterial, certain of these errors could be significant. Detection of any significant errors may result in, among other things, loss of, or delay in, market acceptance and sales of our products and services, diversion of development resources, injury to our reputation, or increased service and warranty costs. These problems could materially adversely affect our business, operating results and financial condition. In the past we have discovered errors in certain of our products and have experienced delays in the shipment of our products during the period required to correct these errors. These delays have principally related to new version and product update releases. To date, none of these delays have materially affected our business. However, product and services errors or delays in the future, including any product and services errors or delays associated with the introduction of our distributed systems products and solutions, could be material. In addition, in certain cases we have warranted that our products will operate in accordance with specified customer requirements. If our products or services fail to conform to such specifications, customers could demand a refund for the software license fees or service fees paid to us or assert claims for damages.

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

If we do not adequately manage and evolve our financial systems and processes, our ability to manage and grow our business may be harmed.

Our ability to successfully implement our business plan and comply with regulations, including the Sarbanes-Oxley Act, requires an effective financial system and management process. We expect that we will need to continue to improve existing, and implement new, operational and financial systems, procedures and controls to manage our business effectively in the future. Any delay in the implementation of, or disruption in the transition to, new or enhanced systems, procedures and controls, could harm our ability to accurately forecast sales demand, manage our supply chain and record and report financial and management information on a timely and accurate basis.

Our executive officers and certain key personnel are critical to our business, and such officers and key personnel may not remain with us in the future.

Our success will depend to a significant extent on the continued service of our senior executives and certain other key employees, including certain sales, consulting, technical and marketing personnel. If we lost the services of one or more of our executives or key employees, including if one or more of our executives or key employees decided to join a competitor or otherwise compete directly or indirectly with us, our business could be materially adversely affected. During fiscal year 2013, our Chief Executive Officer, Senior Vice President of North America Sales and Services, Vice President of Finance and Acting Chief Financial Officer, and senior managers within our research and development organization and sales organization resigned from their positions at our company. Certain of our executive officers are not parties to employment agreements with us. In addition, we do not maintain key man life insurance on our employees and have no plans to do so. If we are unable to successfully reorganize our business around the departures of executive officers or key personnel or identify, hire, train and integrate new executive officers or other key personnel into our business, if any new executive officers are unable to successfully perform in their positions, establish and implement our business strategy or manage our business, or if any key management personnel are unable to successfully perform in their positions or manage their functional areas, our business and operating results could be materially adversely affected.

The interests of our controlling stockholder may differ from the interests of the holders of our securities.

Investment funds affiliated with Silver Lake beneficially own, in the aggregate, approximately 66.7% of our outstanding common stock as of January 31, 2013 and beneficially own the only authorized share of our series A preferred stock. In addition, Silver Lake and its affiliates, by virtue of their ownership of our common stock and their voting rights under a stockholders agreement, control the vote, in connection with substantially all matters subject to stockholder approval of more than 99% of our outstanding common stock. As a result of this ownership and the terms of a stockholders agreement, Silver Lake is entitled to elect directors with majority voting power in our Board of Directors, to appoint new management and to approve actions requiring the approval of the holders of our outstanding voting shares as a single class, including adopting most amendments to our certificate of incorporation and approving mergers or sales of all or substantially all of our assets. The interests of Silver Lake and its affiliates may differ from other holders of our securities in material respects. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of Silver Lake and its affiliates, as equity holders, might conflict with the interests of our other holders of our securities. Silver Lake and its affiliates may also have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in its judgment, could enhance its equity investments, even though such transactions might involve risks to other holders of our securities, including the incurrence of additional indebtedness. Additionally, the indenture governing our senior subordinated notes permits us to pay advisory fees, dividends or make other restricted payments under certain circumstances, and Silver Lake may have an interest in our doing so. We are party to a management advisory agreement with Silver Lake that provides for us to pay advisory and other fees to Silver Lake. Silver Lake and its affiliates are in the business of making investments in companies and may, from time to time in the future, acquire interests in businesses that directly or indirectly compete with certain portions of our business or are suppliers or customers of ours. You should consider that the interests of Silver Lake and its affiliates may differ from other holders of our securities in material respects.

We rely on certain licenses from third parties and the loss or inability to obtain or renew any such licenses could harm our business.

Several of our products are designed to include intellectual property licensed from third parties. It may be necessary for us to seek or renew such licenses in the future. While we believe such licenses generally can be obtained or renewed on commercially reasonable terms, there can be no assurance that the necessary licenses will be available or renewed on acceptable terms. The inability to obtain or renew certain licenses or other rights on favorable terms could have an adverse effect on our business and operating results, including the ability to continue to support our affected products.

Changes in effective tax rates or adverse outcomes resulting from examination of our income or tax returns from tax authorities could adversely affect our results.

Our future effective tax rates could fluctuate or be adversely affected by events such as but not limited to: having higher than anticipated earnings in countries where we have high statutory tax rates and having lower than anticipated earnings in countries where we have low statutory tax rates; changes in the valuation of our deferred tax assets and liabilities; expiration of, or lapses in, research and development tax credit regulations applicable to us; transfer pricing adjustments under our intercompany cost sharing arrangements and changes in tax laws, regulations, accounting principles or interpretations. We are also subject to examination of our income tax returns by the Internal Revenue Service and other domestic and international tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our income tax provision. There can be no assurance that the outcomes from such examinations will not have an adverse effect on our business, results of operations and financial condition.

Business interruptions could adversely affect our business.

Our operations and the operations of our business partners and customers are vulnerable to interruptions by earthquake, fire, hurricane, nuclear reactor leak, power loss, tsunami and other events beyond our control. For example, our corporate headquarters is located near major earthquake faults. We do not have multiple capacity sites to support all of our services in the event of such an occurrence. Additionally, major public health issues such as an outbreak of a pandemic or epidemic may interrupt our business operations or our customers in the geographic regions affected by the particular health issue. In the event that a material business interruption occurs that affects us or our customers, we may be unable to deliver our software products or provide maintenance and professional services to customers as promised, and our business and financial results could be harmed. Furthermore, our IT infrastructure including our network and servers may be vulnerable to computer viruses, malware attacks, and similar disruptions from unauthorized tampering of our IT systems and infrastructure. Such events could have a material adverse effect on our business and financial results and result in potential claims from third parties of liability and damages.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Our principal administrative, sales, marketing, consulting, education, customer support and research and development facilities are located at our headquarters in San Mateo, California and in Hillsboro, Oregon. We

currently occupy an aggregate of approximately 21,000 square feet of office space in our San Mateo facility, 33,000 square feet of office space in our Hillsboro facility, 16,000 square feet of research and development space in our Kiev facility in Ukraine, 13,000 square feet of office space in our St. Albans facility in the United Kingdom, 5,600 square feet of office space in our Woodland Hills facility in California, 5,500 square feet of office space in our Paris facility in France and 2,800 square feet of office space in our Munich facility in Germany, under leases with terms running through November 2018, November 2018, January 2015, March 2021, October 2017, March 2014 and December 2016, respectively. Management believes its current facilities will be adequate to meet our needs for at least the next twelve months. We believe that suitable additional facilities will be available in the future as needed on commercially reasonable terms.

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

Our outstanding common stock is privately held, and there is no established public trading market for our common stock. As of the date of this filing, there were 37 holders of record of our common stock.

During the fourth quarter of fiscal year 2013, our current employees exercised 5,519 stock options in exchange for common shares for an aggregate exercise price of $19,206. The options were effected through a combination of cash and net exercises, with 1,323 shares applied to the payment of the exercise prices, 2,361 shares applied to the payment of applicable tax and withholding obligations and 1,835 shares issued to the employees.

During the fourth of quarter of fiscal year 2013, a total of 500,000 shares of our common stock were issuable to certain directors and employees as a result of the vesting of restricted stock units. Certain directors and employees paid their respective tax and withholdings through the net issuance of shares. A total of 172,880 shares of common stock were applied to the payment of applicable tax and withholding obligations and 327,120 shares of common stock were issued to the directors and employees. No consideration was furnished by such directors and employees in exchange for the shares of common stock.

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

The following selected consolidated financial data should be read in conjunction with, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Consolidated Financial Statements and notes thereto in Item 8, “Financial Statements and Supplementary Data” (in thousands):

	Fiscal Years Ended January 31,
	2013	2012 (1)	2011 (1)	2010 (1)	2009 (1)
Consolidated Statements of Comprehensive Income (Loss) Data:
Revenue	$203,437	$219,541	$214,386	$224,014	$260,237
Cost of revenue	36,412	39,399	64,771	78,417	84,755
Gross profit	167,025	180,142	149,615	145,597	175,482
Operating expenses	138,226	141,975	146,703	151,434	492,068
Operating income (loss)	28,799	38,167	2,912	(5,837)	(316,586)
Other expense, net (1)	(30,297)	(28,305)	(24,616)	(25,672)	(30,223)
Income (loss) before income taxes (1)	(1,498)	9,862	(21,704)	(31,509)	(346,809)
Income tax (benefit) provision	(3,981)	918	(12,437)	(18,705)	(11,424)
Net income (loss) (1)	2,483	8,944	(9,267)	(12,804)	(335,385)

	As Of January 31,
	2013	2012 (1)	2011 (1)	2010 (1)	2009 (1)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$97,315	$109,688	$126,374	$124,996	$115,044
Working capital (1)	37,056	49,224	49,843	52,382	39,437
Total assets	646,027	694,372	748,037	823,222	901,532
Long-term debt	410,042	442,765	485,265	525,952	552,383
Total stockholders’ equity (1)	121,563	118,901	109,234	116,446	128,818

(1)	As further discussed in Note 1 to our consolidated financial statements, certain amounts in fiscal years 2009 through 2012 have been revised for immaterial corrections of errors in interest expense and accrued interest payable as follows (in thousands):

	Fiscal Years Ended January 31,
	2011	2010	2009

Consolidated Statement of Comprehensive Income (Loss) Data:
Other expense, as previously reported	$(24,905)	$(25,890)	$(30,448)
Other expense, as revised	(25,194)	(26,108)	(30,673)
Income (loss) before income taxes, as previously reported	(21,993)	(31,727)	(347,034)
Income (loss) before income taxes, as revised	(21,704)	(31,509)	(346,809)
Net loss, as previously reported	(9,556)	(13,022)	(335,610)
Net loss, as revised	(9,267)	(12,804)	(335,385)

	As Of January 31,
	2012	2011	2010	2009
Consolidated Balance Sheet Data:
Working capital, as previously reported	47,455	48,074	50,902	38,175
Working capital, as revised	49,224	49,843	52,382	39,437
Total stockholders’ equity, as previously reported	117,132	107,465	114,966	127,556
Total stockholders’ equity, as revised	118,901	109,234	116,446	128,818

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report on Form 10-K (“Report”), including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” should be read in conjunction with the Consolidated Financial Statements and the notes thereto included elsewhere in this report, and contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to safe harbors under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. These forward-looking statements include, but are not limited to, statements about financial projections, operational plans and objectives, future economic performance and other projections and estimates contained in this Report. When used in this Report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions identify forward-looking statements. Because these forward-looking statements involve risks and uncertainties, they are subject to important factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements, including those risk factors discussed the items entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business” and elsewhere in, or incorporated by reference into, this Report. We assume no obligation to update the forward-looking information contained in this Report.

Overview

At Serena Software, we design, develop, and sell “orchestrated” application lifecycle management (“ALM”), application release management, and information technology (“IT”) software and solutions, which we refer to collectively as our “Orchestrated IT” management solutions. Our primary goal is to provide Orchestrated IT solutions that advance the business value of IT. We are a leading ALM software vendor and a leader in orchestrating the convergence of application development and IT operations, which we refer to as “DevOps.” Our Orchestrated IT solutions simplify and automate the transition of new versions of applications into production by managing request, development, release, change and support processes across heterogeneous environments, including mainframe and non-mainframe environments.

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

We also provide ongoing maintenance, which includes technical support, version upgrades and enhancements.

Professional services revenue is derived from technical consulting and educational services. Maintenance revenue and professional services revenue have lower gross profit margins than software license revenue as a result of the costs inherent in operating our customer support and professional services organizations.

Our expenses have historically been driven by personnel-related costs, including wages, commissions, bonuses, vacation, employee benefits, stock-based compensation, and travel, and we expect this trend to continue. We had a total of 547, 560, and 579 employees as of January 31, 2013, 2012, and 2011, respectively.

In fiscal year 2013, we continued to experience a global macroeconomic environment in which our customers exercised care and conservatism in their investment prioritization and project deployments. We expect that our customers will continue to remain cautious with their IT spending in the near term, particularly within Europe.

As further discussed in Note 1 to the consolidated financial statements and in Item 6, Selected Financial Data, certain amounts in fiscal years 2009 through 2012 have been revised for immaterial corrections of errors in interest expense and accrued interest payable. All amounts within this section have been adjusted for these revisions, as applicable.

Executive Summary

The following table provides an overview of our financial highlights (in thousands, except percentages):

	Fiscal Years Ended January 31,				Fiscal Years Ended January 31,
	2013	2012	$ Change	% Change	2012	2011	$ Change	% Change
Revenue	$203,437	$219,541	$(16,104)	(7)%	$219,541	$214,386	$5,155	2%
Operating income	28,799	38,167	(9,368)	(25)%	38,167	2,912	35,255	1,211%
Percentage of revenue	14%	17%			17%	1%
Net income (loss)	2,483	8,944	(6,461)	(72)%	8,944	(9,267)	18,211	(197)%
Percentage of revenue	1%	4%			4%	(4)%
Operating cash flows	33,148	32,245	903	3%	32,245	46,016	(13,771)	(30)%

•

Revenue: In fiscal year 2013, we experienced net revenue declines primarily led by, on a percentage basis, software licenses and to a lesser extent, maintenance contracts and professional services. By region, we experienced decreases in the United States and international regions.

•

Operating Income: Operating income declined in 2013, compared to 2012, primarily due to lower revenue and increased restructuring and related initiatives, all partially offset by declines in variable employee compensation costs such as sales commissions and bonuses.

•

Net Income: Net income decreased in 2013, compared to the 2012, primarily due to lower operating income as discussed above and to a lesser extent, higher interest and related costs on our debt, all partially offset by income tax benefits.

•

Operating Cash Flows: Operating cash flows increased in 2013, compared to 2012, primarily due to lower income tax payments made, and improved timing of receipts from our customers offset by lower net income.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires us to make judgments, assumptions, and estimates that affect the amounts reported in the Consolidated Financial Statements and the accompanying notes. We base our estimates and assumptions on current facts, historical experience, and various other factors that we believe are reasonable under the circumstances, to determine the carrying values of assets and liabilities that are not readily apparent from other sources. Note 2, Significant Accounting Policies, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Report, describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. The critical accounting policies described below are significantly affected by critical accounting estimates. Such accounting policies require significant judgments, assumptions, and estimates used in the preparation of the Consolidated Financial Statements and actual results could differ materially from the amounts reported based on these policies. To the extent there are material differences between our estimates and the actual results, our future consolidated results of operations may be affected.

•

Revenue Recognition. Our revenue is derived from software licenses, maintenance and professional services. We recognize revenue in accordance with guidance applicable to software transactions and recognize revenue when all of the following criteria are met as set forth in the guidance: (1) persuasive evidence of an arrangement exists (2) delivery or performance has occurred (3) fees are fixed or determinable and (4) collectability is probable. The majority of our sales agreements contain standard terms and conditions. However, there are instances when sales agreements contain non-standard terms and conditions. In such cases, significant contract interpretation may be required to determine the appropriate accounting, including whether the deliverables specified in a multiple element arrangement should be treated as separate units of accounting for revenue recognition purposes, and, if so, how the price should be allocated among the elements and when to recognize revenue for each element. Changes in the allocation of the sales price between elements may impact the timing of revenue recognition but will not change the total revenue recognized on the contract.

In multiple element arrangements, our licenses and maintenance revenue are allocated to each element based on vendor specific objective evidence, or VSOE, of its fair value represented by the price charged when the elements are sold separately. VSOE must exist for the undelivered elements to allocate the total fee among all delivered and non-essential undelivered elements of the arrangement. Since VSOE of fair value has been established for maintenance but not for software licenses, the residual method is used to allocate revenue to the license portion of multiple-element arrangements. Under the residual method, the amount recognized for fees is the difference between the total fixed or determinable amount and the VSOE of fair value for the undelivered elements under the arrangement.

VSOE for maintenance is primarily based upon customer renewal history when the services are sold separately or on renewal rates stated in the contractual arrangement. VSOE for professional services is also based upon the price charged when the services are sold separately.

If the undelivered elements of the arrangement are essential to the functionality of the software product(s), revenue is deferred until the essential elements are delivered. If VSOE does not exist for one or more non-essential undelivered elements, revenue is deferred until such evidence does exist for the undelivered elements, or until all elements are delivered, whichever is earlier, unless the undelivered elements are services in which case all revenue would be recognized over the period in which the services are expected to be performed.

•

Stock-based Compensation. We recognize stock-based compensation expense for all share-based payment awards such as stock options and restricted stock units based on each awards fair value on the grant date. We currently use the Black-Scholes option pricing model to determine the fair value of stock options. The determination of the fair value of stock-based awards on the date of grant is affected by our estimate of fair value for our common stock, and for stock options, as well as assumptions regarding a number of complex and highly subjective variables. These variables include expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates and expected dividends. Our common stock is privately held and therefore there is no public market. To assist management in determining the estimated fair value of our common stock, we engage an external valuation specialist to perform valuations as of July 31 and January 31 of each fiscal year. The valuations performed by the external valuation specialist use various assumptions which include a number of complex and subjective estimates such as expectations regarding future market growth and trends, forecasted revenue, forecasted costs and outstanding debt balance, appropriate discount rates and forecasted outstanding common shares.

The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, our stock-based compensation expense could be materially different in the future. Additionally, we are required to estimate the expected forfeiture rate based on historical experience, as well as judgment, and recognize expense only for those awards expected to vest. If our actual forfeiture rate is materially different from our estimate, our recorded stock-based compensation expense could change.

•

Goodwill and Other Long-Lived Assets. Assets such as property, plant and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events or changes in circumstances include, but are not limited to, a significant decrease in the fair value of the underlying business or asset, a significant decrease in the benefits realized from the acquired business or asset, difficulties or delays in integrating the business, or a significant change in the operations of the acquired business or use of an asset. Recoverability of long-lived assets other than goodwill is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the respective asset or asset group. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount exceeds the fair value. Significant management judgment is required in identifying a triggering event that arises from a change in circumstances; forecasting future operating results; and estimating the proceeds from the disposition of long-lived or intangible assets. Material impairment charges could be necessary should different conditions prevail or different judgments be made. Management concluded no triggering events occurred in fiscal year 2013, 2012 or 2011. Assets to be disposed of would be separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and would be no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet.

Goodwill is tested annually for impairment in the fourth quarter of each fiscal year, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. Factors we consider important that could trigger an impairment review include, but are not limited to, significant under-performance relative to expected, historical or projected future operating results, significant changes in the manner of our use of acquired assets or the strategy for our overall business, or significant negative economic trends. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. This determination is made at the reporting unit level and consists of two steps. First, we determine the fair value of a reporting unit and compare it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The Company operates under one reporting unit. In determining the fair value of the reporting unit, we utilize the valuation obtained in conjunction with our valuation of common stock as discussed in Stock-Based Compensation above, and the related enterprise value in that valuation. We completed this test during the fourth quarters of fiscal years 2013, 2012, and 2011, respectively. The carrying amount substantially exceeded the fair value at the time of testing. As a result, we did not record an impairment loss on goodwill in any of those fiscal years.

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

•

Accounting for Income Taxes. The provision for income taxes is calculated using the asset and liability method of accounting. Under the asset and liability method, deferred tax assets and liabilities are recognized based on the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Significant judgment is also required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, we consider all available evidence, including past operating results, estimates of future taxable income, and the feasibility of tax planning strategies. In the event that we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made. We are subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. Although we believe our reserves are reasonable, no assurance can be given that the final tax outcome of these matters will not be different from that which is reflected in our historical income tax provisions and accruals. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made.

Recent Accounting Pronouncements

Refer to Note 2 of notes to our consolidated financial statements for a full description of recent accounting pronouncements including the expected dates of adoption and potential effects on our financial position, results of operations and cash flows.

Results of Operations

The following table summarizes software licenses, maintenance and professional services revenues for the periods indicated (in thousands, except percentages):

	Fiscal Years Ended January 31,				Fiscal Years Ended January 31,
	2013	2012	$ Change	% Change	2012	2011	$ Change	% Change
Software licenses	$43,322	$54,913	$(11,591)	(21)%	$54,913	$51,382	$3,531	7%
Percentage of revenue	21%	25%			25%	24%
Maintenance	137,803	141,669	(3,866)	(3)%	141,669	143,974	(2,305)	(2)%
Percentage of revenue	68%	65%			65%	67%
Professional services	22,312	22,959	(647)	(3)%	22,959	19,030	3,929	21%
Percentage of revenue	11%	10%			10%	9%

Total revenue	$203,437	$219,541	$(16,104)	(7)%	$219,541	$214,386	$5,155	2%

The decrease in software license revenue in 2013, compared to 2012, was due to decline in sales of our mainframe and distributed system products of approximately $6.7 million and $4.9 million, respectively. The decline in sales of our mainframe products was due, in part, to limited sales coverage and increased competition in the United States and limited sales and distribution channels in higher growth international regions. The decline in software license revenue from our distributed system products was due, in part, to an increase in turnover of sales management and sales representatives in the United States, the adverse macro-economic environment in Europe and the transition to selling our new Serena Release Automation product. Software license revenue increased in 2012, compared to 2011, primarily due to higher sales of our distributed products, most predominantly Serena Release Manager and Serena Service Manager. In 2012, we experienced increases in software licenses revenue in international regions, most predominantly in Europe, partially offset by declines in the United States.

Maintenance revenue declined in 2013, compared to 2012, primarily due to recent declines in total license revenues. Maintenance revenue declined in 2012, compared to 2011, primarily due to cancellation of maintenance contracts.

Professional services revenue declined in 2013, compared to 2012, primarily due to a decline in the number of consulting engagements as a result of lower software license sales. Professional services revenue increased in 2012, compared to 2011, primarily due to an increase in the number of consulting engagements as a result of higher software license revenue and an expanded professional services organization.

Gross Profit

The following table summarizes gross profit for the periods indicated (in thousands, except percentages):

	Fiscal Years Ended January 31,				Fiscal Years Ended January 31,
	2013	2012	$ Change	% Change	2012	2011	$ Change	% Change
Software licenses gross profit	$40,215	$52,281	$(12,066)	(23)%	$52,281	$50,002	$2,279	5%
Percentage of software licenses revenue	93%	95%			95%	97%
Maintenance gross profit	126,546	130,217	(3,671)	(3)%	130,217	132,429	(2,212)	(2)%
Percentage of maintenance revenue	92%	92%			92%	92%
Professional services gross profit	723	1,316	(593)	(45)%	1,316	879	437	50%
Percentage of professional services revenue	3%	6%			6%	5%
Amortization of technology	459	3,672	(3,213)	(88)%	3,672	33,695	(30,023)	(89)%
Percentage of total revenue	0%	2%			2%	16%

Total gross profit	$167,025	$180,142	$(13,117)	(7)%	$180,142	$149,615	$30,527	20%

Percentage of total revenue	82%	82%			82%	70%

Software licenses gross profit as a percentage of software licenses revenue decreased in 2013, compared to 2012, and in 2012, compared to 2011, primarily due to an increase in royalties earned by a technology partner associated with our prior application release automation product.

Maintenance gross profit as a percentage of maintenance revenue was unchanged in 2013 and 2012, compared to prior years, as declines in revenue were offset with reductions in costs as a result of our effort to maintain operational efficiencies and the impact of variable compensation.

Professional services gross profit as a percentage of professional services revenue declined during 2013, compared to 2012, due to lower revenue and continued investments in our professional services capabilities, partially offset by declines in variable compensation. Professional services gross profit as a percentage of professional services revenue increased marginally in 2012, compared to 2011, due to higher revenue.

Amortization of technology decreased in 2013, compared to 2012, and 2012, compared to 2011, primarily due to certain intangible assets being fully amortized in the prior year periods partially offset by the addition of new intangibles in late 2013. We expect amortization of intangibles to increase due to the impact of a full year of expensing of the assets added in late 2013.

Operating Expenses

The following table summarizes operating expenses for the periods indicated (in thousands, except percentages):

	Fiscal Years Ended January 31,				Fiscal Years Ended January 31,
	2013	2012	$ Change	% Change	2012	2011	$ Change	% Change
Sales and marketing	$55,386	$61,247	$(5,861)	(10)%	$61,247	$55,602	$5,645	10%
Percentage of revenue	27%	28%			28%	26%
Research and development	27,043	26,925	118	0%	26,925	31,584	(4,659)	(15)%
Percentage of revenue	13%	12%			12%	15%
General and administrative	14,814	14,033	781	6%	14,033	15,939	(1,906)	(12)%
Percentage of revenue	7%	6%			6%	7%
Amortization of intangble assets	36,413	36,796	(383)	(1)%	36,796	36,813	(17)	0%
Percentage of revenue	18%	17%			17%	17%
Restructuring, acquisition and other charges	4,570	2,974	1,596	54%	2,974	5,332	(2,358)	(44)%
Percentage of revenue	2%	1%			1%	2%
Goodwill adjustments	—	—	—	0%	—	1,433	(1,433)	(100)%
Percentage of revenue	0%	0%			0%	1%

Total operating expenses	$138,226	$141,975	$(3,749)	(3)%	$141,975	$146,703	$(4,728)	(3)%

Percentage of revenue	68%	65%			65%	69%

Sales and marketing expenses decreased in 2013, compared to 2012, primarily due to declines in personnel-related expenses including variable compensation resulting from lower revenue partially offset by higher recruiting and staff development expenses due to increased personnel attrition. The increase in fiscal year 2012, compared to fiscal year 2011, was primarily the result of expansion of our sales and marketing organizations, and higher variable compensation costs due to the increase in revenue.

Research and development expenses increased in 2013, compared to 2012, primarily due to higher recruiting and personnel-related expenses offset by decreases in outside consulting costs. The decrease in fiscal year 2012, compared to 2011, was primarily due to cost cutting initiatives, and lower stock-based compensation expense.

General and administrative expenses increased in 2013, compared to 2012, primarily due to increase in recruiting fees, bad debts, and business taxes partially offset by decreases in personnel-related costs including variable compensation and professional service fees. The decrease in 2012, compared to 2011, primarily resulted from restructuring and other cost cutting initiatives put in place in prior year periods and a decrease in stock-based compensation cost.

Amortization of intangible assets decreased in 2013, compared to 2012, due to certain intangible assets being fully amortized in prior periods. Amortization of intangible assets for 2012 and 2011 remained relatively unchanged. We had no impairment on our intangible assets in fiscal years 2013, 2012, and 2011.

Restructuring, acquisition and other charges consisted of the following (in thousands, except percentages):

	Fiscal Years Ended January 31,				Fiscal Years Ended January 31,
	2013	2012	$ Change	% Change	2012	2011	$ Change	% Change
Restructuring	$(61)	$163	$(224)	(137)%	$163	$2,272	$(2,109)	(93)%
Acquisition and Other Charges:
Acquisitions and costs related to issuance of debt	126	115	11	10%	115	113	2	2%
Sponsor and administration fees paid to Silver Lake, a related party	1,125	1,125	—	0%	1,125	1,125	—	0%
Severance, facility and other charges not part of restructuring and not part of ongoing operations	3,380	1,571	1,809	115%	1,571	1,822	(251)	(14)%

Total restructuring, acquisition and other charges	$4,570	$2,974	$1,596	54%	$2,974	$5,332	$(2,358)	(44)%

Percentage of revenue	2%	1%			1%	3%

Restructuring, acquisition and other charges increased in 2013, compared to 2012, primarily due to increases in severance and facilities related charges. The decrease in 2012, compared to 2011, was mainly due to the absence of restructuring charges from our 2011 restructuring plan.

We had no impairment or adjustments to our goodwill in 2013 and 2012. In 2011, we corrected certain immaterial errors related to acquisition purchase accounting allocations and tax reserves that resulted in recording adjustments to goodwill of $1.4 million.

Other Income (Expense)

The following table summarizes total other income (expense) for the periods indicated (in thousands, except percentages):

	Fiscal Years Ended January 31,				Fiscal Years Ended January 31,
	2013	2012	$ Change	% Change	2012	2011	$ Change	% Change
Interest income	$196	$168	$28	17%	$168	$212	$(44)	(21)%
Interest expense	(28,895)	(26,986)	(1,909)	7%	(26,986)	(26,201)	(785)	3%
Loss on early extinguishment of debt	(1,021)	—	(1,021)	0%	—	(243)	243	(100)%
Amend and extend transaction fees	(577)	(1,487)	910	(61)%	(1,487)	—	(1,487)	0%
Change in fair value of derivative instrument	—	—	—	0%	—	1,616	(1,616)	(100)%

Total other expense, net	$(30,297)	$(28,305)	$(1,992)	7%	$(28,305)	$(24,616)	$(3,689)	15%

Percentage of revenue	(15)%	(13)%			(13)%	(11)%

Interest income increased in 2013, compared to 2012, due to higher cash balances. Interest income decreased in 2012, compared to 2011, primarily due to lower cash balances.

In 2013 and 2011, we repurchased $32.7 million and $8.7 million of our senior subordinated notes respectively, which resulted in a loss on early extinguishment of debt of $1.0 million and $0.2 million, respectively. There were no repurchases of our senior subordinated debt in 2012. Early extinguishments of debt for all periods followed authorization of our Board of Directors to repurchase our senior subordinated notes. See “Liquidity and Capital Resources” below and Note 7 of notes to our consolidated financial statements for additional information related to our debt.

In 2013, we incurred $0.6 million of fees in connection with an amendment to extend the final maturity date of our term loans. In 2012, we incurred $1.5 million of fees in connection with an amendment to extend the final maturity date of our term loans and revolving credit facility. For additional information regarding the amended and restated senior secured credit agreements, see “Liquidity and Capital Resources—Senior Secured Credit Agreement” below and Note 7 of notes to our consolidated financial statements.

In 2011, we recorded $1.6 million in income related to the changes in the fair value of our interest rate swap we had entered to hedge part of our debt. The interest rate swap expired during the same year. We have not entered into any interest rate swaps or similar derivative instruments since then.

Income Tax (Benefit) Provision

The following table summarizes total income tax (benefit) provision for the periods indicated (in thousands, except percentages):

	Fiscal Years Ended January 31,				Fiscal Years Ended January 31,
	2013	2012	$ Change	% Change	2012	2011	$ Change	% Change
Income tax (benefit) provision	$(3,981)	$918	$(4,899)	(534%)	$918	$(12,437)	$13,355	(107%)
Percentage of revenue	(2%)	0%			0%	(6%)
Effective tax rate	266%	9%			9%	57%

Our effective income tax rates for all three years differ from the federal statutory rate of 35% primarily due to the impacts of permanently reinvested foreign earnings, the domestic production deduction, research and development credits, and state taxes. During periods where we experience losses, these items will generally increase the effective income tax rate above the statutory rate, whereas they will reduce the effective income tax rate below the statutory rate during periods when we have income. See Note 11 of the notes to consolidated financial statements included elsewhere in this Report for further information regarding income taxes and their impact on our results of operations and financial position.

Liquidity and Capital Resources

The following table summarizes our cash flows for fiscal years indicated (in thousands):

	Fiscal Years Ended January 31,
	2013	2012	2011
Cash flows provided by operating activities	$33,148	$32,245	$46,016
Cash flows used in investing activities	(6,381)	(3,802)	(2,788)
Cash flows used in financing activities	(38,904)	(44,456)	(41,313)

To date, we have financed our operations and met our capital requirements through cash flows from operations. Our liquidity requirements are significant, primarily due to debt service obligations. We believe that current cash and cash equivalents, and cash flows from operations will satisfy our working capital and capital expenditure requirements at least through January 31, 2014. As of January 31, 2013, we had $97.3 million in cash and cash equivalents. Approximately 26% of our cash and cash equivalents were held by foreign subsidiaries as of that date. Our intent is to permanently reinvest our earnings from foreign operations. We do not anticipate a need to repatriate dividends from foreign operations that are permanently reinvested in order to fund operations. If such funds were repatriated to the United States, we would be required to accrue and pay applicable U.S. and foreign taxes. At some point in the future, we may require additional funds for either operating or strategic purposes or to refinance our existing indebtedness and may seek to raise additional funds through public or private debt or equity financing. If we are required to seek additional financing in the future through public or private debt or equity financing, there is no assurance that this additional financing will be available or, if available, will be upon reasonable terms and not legally or structurally senior to or on parity with our existing debt obligations.

Summary of Cash Flows

During the fiscal year ended January 31, 2013, cash and cash equivalents decreased by $12.4 million. The decrease was the result of cash used in investing and financing activities of $6.4 million and $38.9 million, respectively, partially offset by cash generated from operations of $33.1 million.

Net Cash Provided by Operating Activities. Cash flow from operations increased in 2013, compared to 2012. The increase was the result of lower taxes paid and improved timing of receipts from our customers offset by lower net income. The decrease in 2012, compared to 2011, was primarily due to an increase in income taxes paid, and partially offset by improved timing of payments to our vendors.

Net Cash Used in Investing Activities. Net cash used in investing activities increased in 2013, compared to 2012, primarily due to purchases of intangible assets, mainly a technology licensing agreement, partially offset by a decrease in overall spending on capital expenditures. The increase in 2012, compared to 2011, was primarily due to an increase in spending on leasehold improvements and computer equipment.

Net Cash Used In Financing Activities. Net cash used in financing activities decreased in 2013, compared to 2012, primarily due to a net decrease in debt repurchases, partially offset by increases in debt issuance costs paid and repurchases of common shares from options exercised and restricted stock units released under our employee stock option plan. The increase in 2012, compared to 2011, was primarily due to principal repayments made on our revolving credit facility and debt issuance costs paid in connection with the amended and restated senior secured credit agreement entered in 2012.

Off-Balance Sheet Arrangements

As part of our ongoing operations, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of January 31, 2013, we are not involved in any unconsolidated SPE transactions.

Contractual Obligations and Commitments

The following is a summary of our various contractual commitments as of January 31, 2013, including non-cancelable operating lease agreements for office space that expire between fiscal years 2014 and 2018 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
Operating leases	$15,298	$3,384	$5,147	$4,204	$2,563
Credit facility:
2016 Tranche B Term Loans: due March 10, 2016	117,399	—	—	117,399	—
2016 Extended Term Loans: due March 10, 2016	191,101	—	—	191,101	—
Senior Subordinated Notes: due March 15, 2016	101,542	—	—	101,542	—
Interest payments on long-term debt (1)	77,595	24,527	48,992	4,076	—

	$502,935	$27,911	$54,139	$418,322	$2,563

This table excludes our unrecognized tax benefits totaling $3.5 million as of January 31, 2013 since we have determined that the timing of payments with respect to these liabilities cannot be reasonably estimated.

(1)	Scheduled interest payments on debt are calculated through the instrument’s due date and assume no principal pay-downs or borrowings. Scheduled interest payments on debt include the 2016 Extended Term Loans due March 10, 2016 at an assumed annual rate of 4.21%, which is the rate in effect as of January 31, 2013, the 2016 Tranche B Term Loans due March 10, 2016 at an assumed annual rate of 5.00%, which is the rate in effect as of January 31, 2013, the commitment fee on the unutilized amount of the 2015 extended revolving credit facility due March 10, 2015 at an assumed annual rate of 0.375%, which is the rate in effect as of January 31, 2013, and the ten year senior subordinated notes due March 15, 2016 at the stated annual rate of 10.375%.

Senior Secured Credit Agreement

In connection with the consummation of the merger in March 2006, we entered into a senior secured credit agreement (the “senior secured credit agreement” or the “Credit Facility”) pursuant to a debt commitment we obtained from affiliates of the initial purchasers of our senior subordinated notes.

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

On March 2, 2011, we entered into an amendment to our Credit Facility to extend the final maturity date for the repayment of a portion of outstanding term loans, extend the commitment termination date of the commitments for a portion of the revolving credit facility and provide for additional flexibility in the financial covenants under the

Credit Facility (the “First Amend and Extend Transaction”). As a result of the amendment, $191.1 million of the existing term loans were extended and will mature on March 10, 2016 (the “2016 Extended Term Loans”), and $20.0 million of the existing revolving credit commitments were extended and will terminate on March 10, 2015 (the “Extended Revolving Credit Commitments”). The maturity date of the 2016 Extended Term Loans is subject to a springing maturity date that is the 180th day prior to March 10, 2016 if any of the senior subordinated notes remain outstanding as of the springing maturity date. The $124.9 million of the existing term loans that were not extended (the “2013 Term Loans”), and the $55.0 million of the existing revolving credit commitments that were not extended, would continue to mature on March 10, 2013 and March 10, 2012, respectively. As a result of the amendment, the interest rate margins were increased by 200 basis points for the extended facilities. In addition, the maximum total leverage ratio stepped up to 5.50x beginning with the fiscal quarter ended April 30, 2011 and through the test periods ended on July 31, 2012 and stepped down to 5.00x thereafter for both the extended facilities and non-extended facilities. After giving effect to the amendment, the aggregate principal amount outstanding under the senior secured credit agreement did not change, and the principal amount of the term loans would continue to amortize at a rate of 1.00% per year on a quarterly basis.

On April 12, 2012, we entered into an Extension Agreement and Amendment No. 1 (the “Second Amend and Extend Transaction”) to our Credit Facility to extend the final maturity date of the 2013 Term Loans that were not extended in the First Amend and Extend Transaction. As a result of the Second Amend and Extend Transaction, $117.4 million of the 2013 Term Loans were extended through a combination of the establishment of a new series of term loans and borrowing of incremental term loans under the Credit Facility. In connection with the Second Amend and Extend Transaction, certain holders of 2013 Term Loans that did not elect to extend their loans were repaid and replaced with new lenders, and certain holders had their holdings reallocated. We refer to the incremental term loans, which have identical terms and will be deemed for all purposes under the senior secured credit agreement to be the same class of loans, and the newly extended term loans as the “2016 Tranche B Term Loans.” The 2016 Tranche B Term Loans have an applicable margin for London Interbank Offered Rate, or LIBOR, -based loans of 4.0% (or, if we exceed a specified leverage ratio, 4.25%) (which is 200 basis points higher than the interest rate under the 2013 Term Loans) and a LIBOR floor of 1.0%. The other terms and conditions of the 2016 Tranche B Term Loans are the same as those for the 2016 Extended Term Loans. After giving effect to the Second Amend and Extend Transaction and the repayment of the remaining 2013 Term Loans, all of our outstanding term loans under the Credit Facility have a final maturity date of March 10, 2016, the principal amount of all term loans will continue to amortize at a rate of 1.00% per year on a quarterly basis, and the aggregate principal amount of the term loans outstanding under the Credit Facility did not change. We paid each lender holding 2016 Tranche B Term Loans an original issuer discount equal to 1.5% of the principal amount of 2016 Tranche B Term Loans held by such lender.

As of January 31, 2013, the aggregate principal amount outstanding under our Credit Facility was $308.5 million, which consisted of $191.1 million of 2016 Extended Term Loans and $117.4 million of the 2016 Tranche B Term Loans. The 2016 Extended Term Loans bear interest at a rate equal to LIBOR plus 4.00%. That rate was 4.21% as of January 31, 2013. The 2016 Tranche B Term Loans bear interest at a rate equal to LIBOR plus 4.00% with a 1.00% LIBOR floor. That rate was 5.00% as of January 31, 2013. The Extended Revolving Credit Commitments, of which none was outstanding as of January 31, 2013, bear interest at a rate equal to three-month LIBOR plus 3.75%.

The Credit Facility bears an annual commitment fee on the undrawn portion of that facility commencing on the date of execution and delivery of the senior secured credit agreement. As a result of the cancellation of the non-extended 2012 revolving credit commitment totaling $55.0 million during the quarter ended October 31, 2011, the annual commitment fee is limited to the undrawn portion of the Extended Revolving Credit Commitments, which was $20.0 million as of January 31, 2013. Effective February 1, 2011, the annual commitment fee is 0.375% per annum.

At our option, (1) amounts outstanding under the term loan may be voluntarily prepaid and (2) the unutilized portion of the commitments under the revolving credit facility may be permanently reduced and the loans under such facility may be voluntarily repaid, in each case subject to requirements as to minimum amounts and multiples, at any time in whole or in part without premium or penalty, except that (i) any prepayment of LIBOR rate advances other than at the end of the applicable interest periods will be made with reimbursement for any funding losses or redeployment costs of the lenders resulting from the prepayment and (ii) our 2016 Tranche B Term Loans are subject to a prepayment premium of 1.0% if prepaid on or before April 12, 2013, and our existing term loans due March 10, 2016 are subject to a prepayment premium of 1.0% if prepaid on or before March 2, 2013. Loans under the term loan and under any incremental term loan facility are subject to mandatory prepayment with (a) 50% of annual excess cash flow with certain step downs based on the most recent total leverage ratio and agreed upon by the issuer and the lenders, (b) 100% of net cash proceeds of asset sales and other asset dispositions by the borrower or any of its restricted subsidiaries, subject to various reinvestment rights of the company and other exceptions, and (c) 100% of the net cash proceeds of the issuance or incurrence of debt by the company or any of its restricted subsidiaries, subject to various baskets and exceptions.

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

No principal payments were made in fiscal year 2013 on the term loans or revolving term credit facility.

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

Senior Subordinated Notes

We have outstanding $101.5 million principal amount of senior subordinated notes as of January 31, 2013, which bear interest at a rate of 10.375%, payable semi-annually on March 15 and September 15, and which mature on March 15, 2016. Each of our domestic subsidiaries that guarantees our obligations under our Credit

Facility will jointly, severally and unconditionally guarantee the notes on an unsecured senior subordinated basis. We do not have any domestic subsidiaries and, accordingly, there are no guarantors. The notes are unsecured, senior subordinated obligations, and the guarantees, if any, will be unsecured, senior subordinated obligations of the guarantors. The notes are governed by the terms and conditions of an indenture dated as of March 10, 2006 (“Indenture”). The notes are subject to redemption at our option pursuant to the terms and conditions specified in the Indenture, and may be redeemed at the option of the holders at 101% of their face amount, plus accrued and unpaid interest, upon certain change of control events.

In the fiscal year ended January 31, 2011, we repurchased an aggregate of $8.7 million of principal amount of our original outstanding $200.0 million senior subordinated notes. These repurchases resulted in a loss of $0.2 million from the extinguishment of debt in the fiscal year ended January 31, 2011. During fiscal year 2013, we repurchased an aggregate of $32.7 million of senior subordinated notes for a total cost of $33.7 million, resulting in a loss on early extinguishment of $1.0 million. There were no repurchases in fiscal year 2012. We may from time to time repurchase the senior subordinated notes in open market or privately negotiated purchases or otherwise or redeem the senior subordinated notes pursuant to the terms of the Indenture.

Covenant Compliance

The Credit Facility and the Indenture contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit our and our restricted subsidiaries’ ability to, among other things:

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

We are required to satisfy and maintain specified financial ratios and other financial condition tests, including a minimum interest coverage ratio and a maximum total leverage ratio. We were in compliance with all of the covenants under the Credit Facility and Indenture as of January 31, 2013. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet those ratios and tests in the future. A breach of any of these covenants would result in a default (which, if not cured, could mature into an event of default) and in certain cases an immediate event of default under the Credit Facility. Upon the occurrence of an event of default under the Credit Facility, all amounts outstanding under the Credit Facility could be declared to be (or could automatically become) immediately due and payable and all commitments to extend further credit could be terminated.

Under the Indenture, our ability to incur additional debt and make certain restricted payments, subject to specified exceptions, is tied to an Adjusted EBITDA (as defined below) to fixed charges (as defined below) ratio of at least 2.0x. We may incur certain debt and make certain restricted payments and certain permitted investments without regard to the ratio, such as our ability to incur up to an aggregate principal amount of $625.0 million under our senior secured credit agreement (subject to reduction for mandatory prepayments under our senior secured credit agreement and inclusive of amounts outstanding under our senior secured credit agreement from time to time; as of January 31, 2013, we had $308.5 million outstanding under our term loan and none outstanding under our revolving credit facility), to acquire persons engaged in a similar business that become restricted subsidiaries and to make other investments equal to the greater of $25.0 million or 2% of our consolidated assets. “Fixed charges” is defined in the Indenture as consolidated Interest Expense less interest income, adjusted for acquisitions, and further adjusted for non-cash interest expense.

Under the Credit Facility, we are required to maintain a rolling twelve-month consolidated Adjusted EBITDA to consolidated Interest Expense (as defined below) ratio of a minimum of 2.00x at the end of each quarter. “Consolidated Interest Expense” is defined in the senior secured credit agreement as consolidated cash interest expense less cash interest income and is further adjusted for certain non-cash interest expenses and other items. We are also required to maintain a rolling twelve-month consolidated Total Debt (as defined below) to consolidated Adjusted EBITDA ratio of a maximum of 5.00x at the end of each quarter beginning with the fiscal year ending January 31, 2011. Under the terms of the senior secured credit agreement, as amended and restated, the maximum total leverage ratio stepped up to 5.50x beginning with the fiscal quarter ending April 30, 2011 through the test period ended July 31, 2012 and stepped down to 5.00x thereafter. “Consolidated Total Debt” is defined in the senior secured credit agreement as total debt other than certain indebtedness and is reduced by the amount of cash and cash equivalents on our consolidated balance sheet in excess of $5.0 million. As of January 31, 2013, our consolidated Total Debt was $317.7 million, consisting of total debt other than certain indebtedness totaling $410.0 million, net of cash and cash equivalents in excess of $5.0 million totaling $92.3 million.

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

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) are a non-GAAP financial measure used to determine our compliance with certain covenants contained in our Credit Facility. “Adjusted EBITDA” represents EBITDA further adjusted to exclude certain defined unusual items and other adjustments permitted in calculating covenant compliance under our Credit Facility. We believe that the presentation of Adjusted EBITDA is appropriate to provide additional information to investors and lenders regarding our compliance with the financial covenants under our Credit Facility.

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

The following is a reconciliation of net (loss) income, a GAAP measure of our operating results, to Adjusted EBITDA as defined in our debt agreements (in thousands):

	Fiscal Years Ended January 31,
	2013	2012	2011
Net income (loss) (1)	$2,483	$8,944	$(9,267)
Non-operating expense, net (2)	30,297	28,305	24,616
Income tax (benefit) provision	(3,981)	918	(12,437)
Amortization expense (3)	36,872	40,468	70,508
Stock-based compensation	1,613	1,395	3,585
Goodwill adjustments	—	—	1,433
Deferred maintenance writedown (1)	—	—	92
Restructuring, acquisition and other charges (4)	4,570	2,974	5,332

Sub-total	71,854	83,004	83,862
Depreciation (3)	2,565	2,805	3,027

Adjusted EBITDA	$74,419	$85,809	$86,889

(1)	Net (loss) income for fiscal year 2011 includes the deferred maintenance step-down associated with the merger in the first quarter of fiscal year 2007. This unrecognized maintenance revenue is added back in calculating Adjusted EBITDA.
(2)	Non-operating expense, net includes interest income, interest expense, the change in the fair value of derivative instruments, amortization and write-off of debt issuance costs, gains and losses on early extinguishment of debt, and amend and extend transaction fees.
(3)	Depreciation and amortization expense includes depreciation of fixed assets and amortization of intangibles.
(4)	Restructuring, acquisition and other charges include charges related to restructuring plans; acquisitions-related costs; and other charges including sponsor and administration fees, costs related to issuance of debt, and severance, facility and other charges that are not part of restructuring and not part of ongoing operations. See Note 8 of notes to our consolidated financial statements for additional information related to acquisition-related and restructuring charges.

Our covenant requirements and ratios for the fiscal year ended January 31, 2013 are as follows:

	Covenant requirement	Serena ratio
The Credit Facility (1)
Minimum Adjusted EBITDA to consolidated interest expense ratio	2.00x	2.58
Maximum consolidated debt to Adjusted EBITDA ratio	5.00x	4.27
Senior subordinated notes (2)
Minimum Adjusted EBITDA to fixed charges ratio required to incur additional debt pursuant to ratio provisions	2.00x	2.53

(1)

The Credit Facility requires us to maintain a rolling four fiscal quarters consolidated Adjusted EBITDA to consolidated interest expense ratio of a minimum of 2.00x. Consolidated interest expense is defined in the senior secured credit agreement as consolidated cash interest expense less cash interest income and is further adjusted for certain non-cash interest expenses and other items. We are also required to maintain a rolling four fiscal quarters consolidated total debt to consolidated Adjusted EBITDA ratio of a maximum of 5.00x. Under the terms of the amended and restated senior secured credit agreement, the maximum total leverage ratio stepped up to 5.50x through the test period ended July 31, 2012 and stepped down to 5.00x thereafter. Consolidated total debt is defined in the senior secured credit agreement as total debt other than certain indebtedness and is reduced by the amount of cash and cash equivalents on our consolidated balance sheet in excess of $5.0 million. As of January 31, 2013, our consolidated total debt as defined was $317.7 million, consisting of total debt other than certain indebtedness totaling $410.0 million, net of cash and cash equivalents in excess of $5.0 million totaling $92.3 million. Failure to satisfy these ratio requirements would constitute a default under the senior secured credit agreement. If our lenders fail to waive any such default, our repayment obligations under the senior secured credit agreement could be accelerated, which would also constitute a default under the Indenture.
(2)	Our ability to incur additional debt and make certain restricted payments under the Indenture, subject to specified exceptions, is tied to an Adjusted EBITDA to fixed charges ratio of at least 2.0x, except that we may incur certain debt and make certain restricted payments and certain permitted investments without regard to the ratio, such as our ability to incur up to an aggregate principal amount of $533.5 million under our senior secured credit agreement (which amount represents the total amount of borrowings originally committed or available under our senior secured credit agreement less $91.5 million of principal prepayments), to acquire persons engaged in a similar business that become restricted subsidiaries and to make other investments equal to the greater of $25.0 million or 2% of our consolidated assets. Fixed charges is defined in the Indenture as consolidated interest expense less interest income, adjusted for acquisitions, and further adjusted for non-cash interest expense.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We do not use derivative financial instruments in our investment portfolio and have no foreign exchange contracts. Our financial instruments consist of cash and cash equivalents, trade accounts receivable, accounts payable, term loan and secured indebtedness. We consider investments in highly liquid instruments purchased with an original maturity of 90 days or less to be cash equivalents. All of our cash equivalents principally consist of money market funds, and are classified as available-for-sale as of January 31, 2013. We are subject to interest rate risk on the variable interest rate of the secured term loans. Effective with the expiration of our interest rate swap contract on April 10, 2010, no portion of our variable interest rate secured term loans is hedged and management currently does not intend to enter into any swap contract to hedge any portion of the variable interest rate secured term loans. We do not believe that a hypothetical 25% fluctuation in the variable interest rate would have a material impact on our consolidated financial position or results of operations.

Interest Rate Risk

Historically, our exposure to market risk for changes in interest rates primarily relates to our long-term debt obligations.

As of January 31, 2013, we had $308.5 million of debt under our Credit Facility. A 1% increase in these floating rates would increase annual interest expense by $3.1 million.

Under our senior secured credit agreement entered into in fiscal year 2007, we were required to fix the interest rate of at least 50% of the aggregate principal amount of indebtedness under our term loan through swaps, caps, collars, future or option contracts or similar agreements, and maintain the interest rate protection for a minimum of two years. During the same year, we entered into an interest rate swap transaction to effectively convert the variable interest rate on a portion of the $400.0 million senior secured term loan to a fixed rate. The swap was not designated as an accounting hedge and, accordingly, changes in the fair value of the derivative were recognized in the consolidated financial statements in fiscal year 2011. The swap expired on in April 2010 and we have not entered into any similar interest rate swaps as of fiscal year 2011 and do not expect to enter into a similar interest rate swap in the future.

Foreign Exchange Risk

Sales to foreign countries accounted for approximately 35%, 36% and 32% of the total sales in the fiscal years ended January 31, 2013, 2012 and 2011, respectively. As we invoice certain foreign sales in currencies other than the United States dollar, predominantly the British Pound and the Euro, and do not hedge these transactions, fluctuations in exchange rates could adversely affect the translated results of operations of our foreign subsidiaries. If the U.S. dollar strengthens against foreign currencies, our future net revenues could be adversely affected. Therefore, foreign exchange fluctuations could create a risk of significant balance sheet gains or losses on our consolidated financial statements. If overall foreign currency exchange rates in comparison to the U.S. Dollar uniformly change by 10%, the amount of cash and cash equivalents we would report in U.S. Dollar as of January 31, 2013 would change by less than 3%, assuming constant foreign currency cash and cash equivalents.

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, with the assistance of senior management personnel, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of January 31, 2013. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual and quarterly reports filed under the Exchange Act. Based on this evaluation, and subject to the limitations described below, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of January 31, 2013.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 15d-15(f) of the Exchange Act) for our company. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, and subject to the limitations described below, management has concluded that our internal control over financial reporting was effective as of January 31, 2013.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended January 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors are as follows:

Name	Age	Position	Director Since
Executive Officers:
Greg Hughes	50	President, Chief Executive Officer and Director	2012
Joseph Passarello.	51	Senior Vice President, Finance and Chief Financial Officer
Kevin Biggs.	54	Senior Vice President, Worldwide Sales and Professional Services
David Hurwitz	52	Senior Vice President, Worldwide Marketing
Ali Kheirolomoom	48	Senior Vice President, Products
Edward Malysz	53	Senior Vice President, General Counsel and Secretary
Non-Executive Directors:
Todd Morgenfeld	41	Chairman of the Board of Directors	2009
L. Dale Crandall	71	Director	2007
Timothy Davenport	57	Director	2008
Elizabeth Hackenson	52	Director	2006
Douglas D. Troxel	68	Director	1980

Executive Officers

Greg Hughes has served as our President and Chief Executive Officer since January 2013 and as a director since February 2012. Mr. Hughes is a Director of Silver Lake, a private equity firm, which, together with its affiliates, owns 66.7 percent of the outstanding shares of common stock of Serena. Prior to joining Silver Lake in March 2011, Mr. Hughes served in various executive management roles at Symantec Corporation from July 2005 to June 2010, including Group President, Enterprise Product Group; Chief Strategy Officer; Group President, Global Services; and Executive Vice President, Services and Support. Prior to Symantec, Mr. Hughes served as Executive Vice President, Global Services of VERITAS Software Corporation from October 2003 to July 2005. Mr. Hughes joined VERITAS after a 10-year career at McKinsey & Co., a global management consulting service provider. Mr. Hughes is also a member of the board of directors of LogMeIn, Inc.

Joseph Passarello has served as our Senior Vice President, Finance and Chief Financial Officer since May 2012. From April 2008 to May 2012, Mr. Passarello served as Chief Financial Officer of Aptina Imaging, an image sensor company. From July 2007 to March 2008, Mr. Passarello served as Chief Financial Officer at AMI Semiconductor, a semiconductor company. From May 2005 to June 2007, Mr. Passarello served as Vice President of Finance and Chief Financial Officer at Therma-Wave, Inc., a semiconductor capital equipment company. Prior to May 2005, Mr. Passarello held various senior financial management and controllership positions at JDS Uniphase, ASM Lithography, Silicon Valley Group, Verilink Corporation and Hitachi Data Systems, and was a certified public accountant with Deloitte & Touche.

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

Ali Kheirolomoom has served as our Senior Vice President, Products since November 2012. From March 2005 to November 2012, Mr. Kheirolomoom served as our Vice President of Product Development for Serena Business Manager and Serena Service Manager. From February 2003 to March 2005, Mr. Kheirolomoom was Co-Founder and Vice President, Development and Chief Technology Officer of Apptero, Inc., a business application planning and prototyping software company. From May 1999 to January 2003, Mr. Kheirolomoom was Co-Founder and Chief Technology Officer of Avinon, Inc., a web services technology software company. Mr. Kheirolomoom has also held senior product management and marketing roles at Mosaix, Inc. and ViewStar Corporation.

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

Non-Executive Directors

Todd Morgenfeld is a Director of Silver Lake, a private equity firm, and has served as a director since February 2009. Prior to joining Silver Lake in May 2004, Mr. Morgenfeld was an investment banker in the Technology, Media and Telecommunications Group at Goldman, Sachs & Co. From May 1994 to May 1999, Mr. Morgenfeld served as an armor officer in the U.S. Army.

L. Dale Crandall is the founder and president of Piedmont Corporate Advisors, Inc., a private financial consulting firm, and has served as a director since November 2007. Mr. Crandall retired from Kaiser Health Plan and Hospitals in 2002 after serving as the President and Chief Operating Officer from 2000 to 2002 and Senior Vice President and Chief Financial Officer from 1998 to 2000, and served as a member of the board of directors from 1998 until his retirement in 2002. From 1995 to 1998, Mr. Crandall was employed by APL Limited, a global ocean transportation company, where he held the positions of Executive Vice President, Chief Financial Officer and Treasurer. From 1963 to 1995, Mr. Crandall was employed by Price Waterhouse, LLP, most recently as Southern California Group Managing Partner. Mr. Crandall is also a member of the boards of directors of Ansell Ltd., Bridgepoint Education, Coventry Health Care, Inc. and UnionBanCal Corporation, and is a trustee for Dodge & Cox Mutual Funds. During the past five years, Mr. Crandall also served as a member of the boards of directors of BEA Systems, Inc., Covad Communications, Inc. and Metavante Technologies, Inc.

Timothy Davenport served as the Chief Executive Officer of Sermo, Inc., an online community exclusive to physicians, from January 2012 to November 2012, and has served as a director since August 2008. From October 2009 to May 2011, Mr. Davenport served as President and Chief Executive Officer of Parature, Inc., an on-demand customer service software provider. From August 2007 through October 2008, Mr. Davenport served as president of Revolution Health Networks, an online provider of consumer-centric health care services. Prior to joining Revolution Health Networks, Mr. Davenport served as Chief Executive Officer of Vastera Inc., a provider of international trade logistics software, from November 2003 to June 2005, and Chief Executive Officer of Best Software Inc., a provider of corporate resource management software solutions, from June 1995 to February 2000.

Elizabeth Hackenson is the Senior Vice President and Chief Information Officer for AES Corporation, a global power company, and has served as a director since August 2006. Prior to joining AES in October 2008,

Ms. Hackenson held the position of Senior Vice President and Chief Information Officer for Alcatel Lucent, a telecommunications company. Prior to joining Alcatel Lucent in December 2006, Ms. Hackenson served as Senior Vice President and Chief Information Officer for Lucent Technologies, a telecommunications company, since April 2006. From 2001 to 2006, Ms. Hackenson served in various management positions at MCI, a telecommunications company, including Executive Vice President and Chief Information Officer. From 1997 to 2001, Ms. Hackenson served in various management positions with UUNET Technologies, an Internet service and technology provider. Prior to 1997, Ms. Hackenson served in various management positions with Concert Communications, EDS, Computech, TRW and Grumman & Sperry.

Douglas D. Troxel is the founder of Serena and has served as a director since April 1980. He has also served as our Chief Technology Officer from April 1997 until the completion of the merger in March 2006. From June 1980 to April 1997, Mr. Troxel served as our President and Chief Executive Officer. Mr. Troxel served as chairman of our board of directors from April 1980 until the completion of the merger in March 2006. Mr. Troxel continues to serve as an employee of the company for purposes of providing technical services related to the development and support of our mainframe software products.

Board Composition and Governance

The composition of our board of directors is established by the terms of a stockholders agreement entered into by Spyglass Merger Corp., Silver Lake and certain investors affiliated with Silver Lake, referred to as the Silver Lake investors, and Mr. Troxel and certain investors affiliated with Mr. Troxel, referred to as the Troxel investors. Among other things, the stockholders agreement provides that, prior to any change of control event or initial public offering, our board of directors will be composed of the following persons:

•	our Chief Executive Officer;

•	Douglas D. Troxel and one other board member designated by the Troxel investors, who is currently Ms. Hackenson; and

•	the remaining board members designated by affiliates of Silver Lake, who are currently Messrs. Morgenfeld, Crandall, Davenport and Hughes.

Mr. Morgenfeld serves as chairman of the board and presides over each meeting of the board of directors. We believe that the separation of the roles of chairman of the board and principal executive officer are appropriate for our company because of our ownership structure. We have established four committees of the board of directors, consisting of an audit committee, a compensation committee, a nominating committee and a strategic and operations committee. Our audit committee is comprised of Messrs. Crandall (chairperson), Davenport and Morgenfeld. Our compensation committee is comprised of Messrs. Morgenfeld (chairperson) and Troxel. Our nominating committee is comprised of Messrs. Troxel (chairperson) and Morgenfeld and Ms. Hackenson. Our strategic and operations committee is comprised of Ms. Hackenson (chairperson) and Messrs. Davenport and Hughes.

Our board of directors has determined that Messrs. Crandall and Davenport and Ms. Hackenson qualify as independent directors within the meaning of Nasdaq Marketplace Rule 5605(a).

Our board of directors has determined that Mr. Crandall qualifies as an audit committee financial expert within the meaning of Item 407(d)(5) of Regulation S-K. For information regarding the relevant experience of Mr. Crandall, see “Non-Executive Directors” above. Our board of directors has also determined that Mr. Crandall qualifies as an independent audit committee member within the meaning of Rule 10A-3 of the Securities Exchange Act of 1934 and Nasdaq Marketplace Rule 5605(c). Mr. Davenport is not an independent audit committee member because he earned a consulting fee of $25,000 for providing advisory services to us during the fourth quarter of fiscal year 2013. Mr. Morgenfeld is not an independent audit committee member because of his affiliation with the Silver Lake investors, which hold a 66.7% equity interest in our company. Since we do not have a class of securities listed on any national securities exchange, we are not required to maintain an audit committee composed entirely of “independent” directors within the meaning of such rules.

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

We have adopted a Financial Code of Ethics that is applicable to our chief executive officer, chief financial officer, principal accounting officer (who is currently also our chief financial officer) and other senior officers of our finance department. We have filed a copy of our Financial Code of Ethics as Exhibit 14.1 to this Annual Report on Form 10-K. A free copy of our Financial Code of Ethics may be obtained from our Investor Relations website located at www.serena.com or by directing a written request to Serena Software, Inc., 1850 Gateway Drive, 4th Floor, San Mateo, California 94404, Attn: General Counsel and Secretary.

Director Compensation

In December 2012, our board of directors amended our cash and equity compensation program for directors who qualify as independent directors within the meaning of Nasdaq Marketplace Rule 5605(a). The cash compensation component of the current program consists of an annual retainer of $50,000 for each independent director; annual retainers of $10,000 for the chairperson of the audit committee (if independent) and $5,000 for each chairperson of the other committees of the board of directors who is independent; and annual retainers of $5,000 for each other member of the audit committee and $2,500 for each other member of the other committees of the board of directors who is independent, payable in equal installments on a quarterly basis. The equity compensation component of the program consists of an initial stock option grant to acquire 40,000 shares of our common stock under our Stock Incentive Plan, with an exercise price equal to the fair market value of the common stock on the date of grant and vesting over a three year period. In addition, the equity compensation component of the program consists of an annual stock option grant to acquire 15,000 shares of common stock, with an exercise price equal to the fair market value of the common stock on the date of grant and vesting on the first anniversary of the date of grant, and an award of 10,000 restricted stock units under our Stock Incentive Plan, with vesting in full on the third anniversary of the date of award. The independent director compensation program existing prior to December 2012 was similar to the program described above, except that the program included an annual retainer of $45,000 and an initial award of 25,000 restricted stock units and did not include an annual award of 10,000 restricted stock units. For a description of the Stock Incentive Plan and the type and terms of the equity awards under the plan, see Item 11, “Executive Compensation—Employment Agreements and Compensation Arrangements—Stock Incentive Plan” below.

We compensate Mr. Troxel for technical services that he occasionally provides to us in connection with the development and support of our mainframe software products. Mr. Troxel is paid $25,000 per year for these services. Mr. Troxel also receives certain employee benefits, such as health care coverage and participation in our 401(k) plan, and reimbursement of premiums associated with a separate life insurance policy. In addition, Mr. Davenport earned a consulting fee of $25,000 for providing advisory services to us during the fourth quarter of fiscal year 2013.

The compensation for our directors for fiscal year 2013 is shown in the table in Item 11, “Executive Compensation—Director Compensation.”

ITEM 11.	EXECUTIVE COMPENSATION

2013 Summary Compensation Table

The following table provides information concerning all plan and non-plan compensation earned by our chief executive officer (principal executive officer), our former chief executive officer and each of our two other most highly compensated executive officers during the fiscal year ended January 31, 2013, who we refer to as our “Named Executive Officers:”

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($) (1)	Stock Awards (2) ($)	Option Awards (3) ($)	Non-Equity Incentive Plan Compen- sation (4) ($)	All Other Compen- sation (5) ($)	Total ($)
Executive Officers:
Greg Hughes (6)	2013	—	—	—	—	—	—	—
President and Chief Executive Officer
Joseph Passarello (7)	2013	$230,394	$64,760	$372,000	$459,958	—	$1,933	$1,129,045
Senior Vice President, Finance and Chief Financial Officer
Ali Kheirolomoom (8)	2013	$257,292	—	$139,200	$177,853	$71,606	$5,059	$651,010
Senior Vice President, Products
Former Executive Officer:
John Nugent (9)	2013	$534,574	—	$174,000	$818,406	—	$162,766	$1,689,746
Former President and Chief Executive Officer	2012	$550,000	—	—	—	$407,000	$3,196	$960,196

(1)	Amount includes a discretionary annual bonus paid to Mr. Passarello.
(2)	Amounts reflect the aggregate grant date fair value of restricted stock units computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 9 to our Consolidated Financial Statements for the year ended January 31, 2013.
(3)	Amounts reflect the aggregate grant date fair value for stock option grants and incremental fair value of stock option modifications computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note to our Consolidated Financial Statements for the year ended January 31, 2013.
(4)	Amounts reflect cash awards earned under our annual executive incentive plans for fiscal years 2013 and 2012.
(5)	Amounts include supplemental life insurance premiums and matching 401(k) plan contributions.
(6)	Mr. Hughes was appointed as President and Chief Executive Officer effective as of January 10, 2013. Mr. Hughes remains an employee of Silver Lake and is compensated by Silver Lake while acting as an executive officer of the company. Mr. Hughes has received no compensation from us for his services.
(7)	Mr. Passarello was appointed as Senior Vice President, Finance and Chief Financial Officer effective as of May 8, 2012.
(8)	Mr. Kheirolomoom was appointed as Senior Vice President, Products effective as of November 15, 2012.
(9)	Mr. Nugent’s employment with the company terminated as of January 10, 2013. The amount set forth in “All Other Compensation” includes, in addition to supplemental life insurance premiums and matching 401(k) contributions, severance and restrictive covenant payments of $154,687 paid to Mr. Nugent through January 31, 2013. For additional information regarding our severance and release agreement with Mr. Nugent, see “Employment Agreements and Compensation Arrangements—Severance Agreement with our Former President and Chief Executive Officer.”

2012 Outstanding Equity Awards at Fiscal Year-End Table

The following table provides information regarding each unexercised stock option held by our Named Executive Officers as of January 31, 2013:

	Option Awards					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Executive Officers:
Greg Hughes	—	—	—	—	—	—	—	—	—
Joseph Passarello	5/30/2012 (1)	—	450,000	$3.72	5/30/2022	—	—	—	—
	5/30/2012 (2)	66,664	233,336	$3.72	5/30/2012	—	—	—	—
	5/30/2012 (3)	—	—	—	—	—	—	100,000	$250,000
Ali Kheirolomoom	3/8/2005 (4)	3,733	—	$1.25	3/18/2015	—	—	—	—
	10/20/2009 (1)	19,284	115,716	$3.00	10/20/2019	—	—	—	—
	10/20/2009 (2)	85,000	—	$3.00	2/24/2021	—	—	—	—
	2/24/2011 (1)	—	15,000	$3.58	2/24/2021	—	—	—	—
	2/24/2011 (2)	6,388	3,612	$3.58	2/24/2021	—	—	—	—
	10/10/2012 (2)	—	40,000	$3.48	10/10/2022	—	—	—	—
	10/10/2012 (3)	—	—	—	—	—	—	10,000	$25,000
	12/3/2012 (1)	—	50,000	$3.48	12/3/2022	—	—	—	—
	12/3/2012 (2)	—	50,000	$3.48	12/3/2022	—	—	—	—
	12/3/2012 (3)	—	—	—	—	—	—	30,000	$75,000
Former Executive Officer:
John Nugent (5)	11/15/2009 (1)	232,131	1,392,869	$3.00	11/15/2019	—	—	—	—
	11/15/2009 (2)	875,000	—	$3.00	11/15/2019	—	—	—	—

(1)	Performance-based stock options vest upon the achievement of annual EBITA (earnings before interest, taxes and amortization) targets, generally over a period of three fiscal years. Performance-based stock options granted in fiscal year 2010 include an EBITA target for the second half of fiscal year 2010 in addition to annual EBITA targets for three subsequent fiscal years. All outstanding performance-based stock options that were granted prior to fiscal year 2013 and failed to vest in prior fiscal years were amended to provide for catch-up vesting upon the achievement of annual EBITA targets for fiscal years 2014 and 2015, as applicable, and revise the EBITA targets for fiscal years 2013, 2014 and 2015, as applicable. For a description of performance-based stock options, see “Employment Agreements and Compensation Arrangements—Stock Incentive Plan.”
(2)	Time-based stock options vest over three years with 1/6th vesting on the six-month anniversary of date of grant and 1/36th vesting each month thereafter. For a description of time-based stock options, see “Employment Agreements and Compensation Arrangements—Stock Incentive Plan.”
(3)

Restricted stock units fully vest on the 3rd anniversary of the date of grant, subject to continued employment with the company. The market value of shares of restricted stock units is based on the fair market value of the company’s common stock of $2.50 per share as of January 31, 2013. For a description of restricted stock units, see “Employment Agreements and Compensation Arrangements—Stock Incentive Plan.”

(4)	Rollover stock options were fully vested as of March 10, 2006 in connection with our merger with an affiliate of Silver Lake. Rollover stock options represent stock options of the company existing immediately prior to the merger which were converted into stock options to acquire common stock of the company immediately following the merger. For a description of rollover stock options, see “Employment Agreements and Compensation Arrangements—Rollover Stock Options.”
(5)	Mr. Nugent’s outstanding stock options will be automatically cancelled to the extent he fails to exercise the stock options by April 10, 2013.

Employment Agreements and Compensation Arrangements

Offer Letter with our Senior Vice President, Finance and Chief Financial Officer

We entered into an offer letter with Mr. Passarello, our Senior Vice President, Finance and Chief Financial Officer, on April 16, 2012. The employment offer provides for an annual base salary of $315,000 to be paid on a semi-

monthly basis. Mr. Passarello will be eligible to receive an annual cash incentive bonus equal to 70% of his base salary based on 100% achievement of our annual targets for net license revenue and EBITA pursuant to the terms of our FY13 Executive Annual Incentive Plan. On May 30, 2012, in accordance with the terms of his offer letter, Mr. Passarello was granted an option to purchase 750,000 shares of Serena’s common stock under the Stock Incentive Plan, of which 60% was comprised of a performance-based option and 40% was comprised of a time-based option having an exercise price of $3.72 per share, which was equal to the fair market value of our common stock on the date of grant, and 100,000 restricted stock units under the Stock Incentive Plan. The time-based stock options will vest as follows: 1/6th on the six-month anniversary of the date of grant and 1/36th each month thereafter. Vesting of the performance-based option will be based on the achievement of annual EBITA targets over fiscal years 2013 through 2015. In accordance with the terms of his offer letter, we entered into a change of control agreement with Mr. Passarello, which is described under “Change of Control Agreements” below. The vesting of all stock options and restricted stock units awarded to Mr. Passarello will be governed by the terms of our standard stock option and restricted stock unit agreements and Stock Incentive Plan, except that the restricted stock units awarded to Mr. Passarello will automatically vest upon a change of control. For a description of change of control arrangements related to stock options and restricted stock units, see “Stock Incentive Plan” below.

Severance Agreement with our Former President and Chief Executive Officer

On January 10, 2013, Mr. John Nugent resigned from his positions as our President and Chief Executive Officer and as a member of our board of directors. In connection with the termination of Mr. Nugent’s employment with us, we entered into a separation agreement providing for the payment of severance and the provision of certain benefits to Mr. Nugent in exchange for a general release of claims and compliance with certain restrictive covenants. The separation agreement provides for severance benefits consisting of a payment equal to 25% of Mr. Nugent’s base salary, payable on the most recent practicable date following the effectiveness of his separation and release agreement, and COBRA continuation of Mr. Nugent’s existing health coverage for a period of twelve months at no cost to Mr. Nugent. The separation agreement also provides for the payment of restrictive covenant payments that are conditioned upon Mr. Nugent’s compliance with no-hire and non-competition covenants. The restrictive covenant payments consist of the continuation of 75% of Mr. Nugent’s base salary for a period of twelve months following the termination of his employment, payable in equal installments over such period in accordance with Serena’s customary payroll practices. Mr. Nugent executed a general release of all claims in favor of Serena and its affiliates and agreed to comply with certain restrictive covenants, including confidentiality and non-disparagement covenants of unlimited duration, and no-hire and non-competition covenants limited to the duration of the restrictive covenant payments. Mr. Nugent’s vested stock options under the Stock Incentive Plan will remain exercisable for a period of three months following the termination of his employment.

FY 2013 Executive Annual Incentive Plan

Each of our Named Executive Officers was eligible to participate in our annual cash incentive plan for fiscal year 2013 and earn a bonus based on the achievement of pre-established performance metrics. The annual target bonuses for our Named Executive Officers were as follows: for our former President and Chief Executive Officer, 100% of his annual base salary; for our Senior Vice President, Finance and Chief Financial Officer, 70% of his annual base salary; and for our Senior Vice President, Products, 50% of his annual base salary. The actual bonus amounts were subject to achievement of the following performance metrics: for our former President and Chief Executive Officer and our Senior Vice President, Finance and Chief Financial Officer, achievement of our annual net license revenue and EBITA targets for fiscal year 2013, weighted equally; for our Senior Vice President, Products, achievement of our semi-annual and annual net license revenue and EBITA targets for fiscal year 2013 and management objectives, weighted at 30%, 50% and 20%, respectively. Each Named Executive Officer could earn more than the full amount of his target bonus applicable to net license revenue and EBITA if corporate performance exceeded 100% of the applicable annual performance target, and could earn less than the full amount if 100% of the applicable annual performance target was not achieved. For our former President and Chief Executive Officer and our Senior Vice President, Finance and Chief Financial Officer, bonus payments applicable to net license revenue and EBITA were capped at 200% of the applicable target bonus amounts. For our Senior Vice President, Products, bonus payments applicable to net license revenue and EBITA were capped at 162.5% of the applicable target bonus amounts, and the bonus payment applicable to management objectives was capped at 100% of the applicable target bonus amount. Bonuses for our former President and Chief Executive Officer and our Senior Vice President, Finance and Chief Financial Officer were payable on an annual basis, and the bonus for our Senior Vice President, Products was payable on a semi-annual basis. Each Named Executive Officer must remain employed with us on date the bonus is actually paid in order to receive a bonus.

For fiscal year 2013, we failed to achieve the minimum achievement levels of net license revenue and EBITA required for the payment of the applicable bonus amounts to our Named Executive Officers, other than our Senior Vice President, Products. Our Senior Vice President, Products was entitled to receive 60.5% of his bonus amount applicable to the achievement of EBITA, no bonus applicable to the achievement of net license revenue and 100% of his bonus amount applicable to the achievement of management objectives. In March 2013, our compensation committee approved a discretionary bonus for our Senior Vice President, Finance and Chief Financial Officer, to increase his annual bonus payment to 40% of his annual target bonus. Our former President and Chief Executive Officer was not entitled to receive any portion of his target bonus for fiscal year 2013 as a result of the termination of his employment prior to the end of the fiscal year.

Stock Incentive Plan

Our Amended and Restated 2006 Stock Incentive Plan (the “Stock Incentive Plan”), which was adopted by our board of directors in March 2006 and amended and restated in September 2009, governs the grant of stock options, restricted stock units and other equity-based awards to our officers, directors, employees and other service providers. Stock options granted under the Stock Incentive Plan include “time-based stock options” that generally vest and become exercisable over a three-year period, with 1/6th of the shares vesting on the six-month anniversary of the date of grant and 1/36th each month thereafter, and “performance-based stock options” that generally vest and become exercisable based on the achievement of annual EBITA targets over a period of three fiscal years. Restricted stock units awarded under the Stock Incentive Plan generally vest in full on the third anniversary of the date of award. Pursuant to the terms of the Stock Incentive Plan and applicable stock option or restricted stock agreements, all unvested time-based stock options will vest in full upon a change of control, all unvested performance-based stock options and restricted stock units will partially or fully vest based on the achievement of financial targets associated with a change of control or initial public offering, and all unvested performance-based stock options and restricted stock units will vest in full if the holder is terminated without cause or resigns for good reason within twelve months following a change of control. All stock options granted under the Stock Incentive Plan have a term of ten years from the date of grant.

On October 10, 2012, our compensation committee approved an amendment to all existing performance-based stock options for purposes of establishing revised annual EBITA targets under existing performance-based stock options; providing for partial, full or accelerated vesting of annual vesting tranches under all performance-based stock options based on the level of achievement of the revised annual performance targets; providing for future vesting of unvested performance-based stock options that previously failed to vest based on the level of achievement of the revised annual performance targets for future fiscal years; and providing for partial or full acceleration of vesting based on the achievement of financial targets associated with a change of control or initial public offering. In addition, our compensation committee approved an amendment to all existing restricted stock unit agreements for purposes of modifying accelerated vesting targets and associated vesting of existing restricted stock units based on the achievement of financial targets associated with a change of control or initial public offering; and providing for full acceleration if the holder is terminated without cause or resigns for good reason within twelve months following a change of control of Serena.

All grants of stock options under our Stock Incentive Plan have had exercise prices equal to the fair market value of our common stock on the date of grant. Because the company is a privately-held company and there is no market for our common stock, the fair market value of our common stock is determined by our board of directors based on available information that is material to the value of our common stock. We obtain an independent valuation from an external valuation specialist for our common stock on an annual basis and update the independent valuation on a semi-annual basis.

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

Rollover Stock Options

In connection with our merger with an affiliate of Silver Lake in March 2006, various management participants were permitted to elect to continue some or all of their stock options that were held immediately prior to the merger and had an exercise price of less than $24.00 per share. The number of shares subject to these “rollover” stock options was adjusted to be the number of shares equal to the product of (i) the difference between $24.00 and the exercise price of the option and (ii) the quotient of the total number of shares of the company’s common stock subject to such option, divided by $3.75. The exercise price of these rollover stock options was adjusted to $1.25 per share. The rollover stock options are subject to the terms of the original option agreements with the company, except that in the event of a change of control of the company, the treatment of the rollover stock options upon such transaction will be determined in accordance with the terms of the Stock Incentive Plan.

Change of Control Agreements

Messrs. Nugent, Passarello and Kheirolomoom each entered into a change of control agreement with us. Under the terms of these agreements, in the event of a change of control of the company, if the executive officer’s employment is involuntarily terminated without cause or if the executive officer resigns for good reason within twelve months after consummation of a change of control of the company, the executive officer will be entitled to receive the following severance benefits: (i) continuation of base salary for one year following termination, payable over the one-year period in accordance with the company’s normal payroll practices; (ii) 100% of the executive officer’s target bonus, payable within forty-five days following the applicable fiscal year; (iii) a pro-rated amount of the executive officer’s target bonus based upon the number of days that have elapsed in the fiscal year as of the termination date, payable on the first payroll date following the effective date of a general release of claims by the executive officer; and (iv) payment of health coverage premiums for the one-year salary continuation period. To receive these change of control benefits, the executive must execute a general release of claims in favor of the surviving company and its affiliates and comply with various restrictive covenants during the applicable severance period, including non-disparagement, non-compete and non-solicitation covenants. The non-competition, non-solicitation and non-disparagement covenants continue for the one-year salary continuation period. The confidentiality covenant is not limited in duration. If the executive officer is a resident of California, 50% of the base salary continuation payments will be paid as consideration for the executive officer’s continued compliance with the non-compete covenant over the duration of the covenant. Mr. Nugent’s change of control agreement expired upon the termination of his employment with us.

For a description of change of control arrangements related to stock options and restricted stock units awarded to our Named Executive Officers, see “Stock Incentive Plan” above.

Other Benefits

We offer a variety of health and welfare programs to all eligible employees, including our executive officers. Our executive officers, including our Named Executive Officers, are generally eligible for the same benefit programs on the same basis as the rest of our employees, including medical and dental care coverage, life insurance coverage, short- and long-term disability and a 401(k) plan. Our 401(k) plan provides for a matching contribution equal to 30% of the first 6% of contributions made by eligible employees. We do not provide perquisites as part of our executive compensation program.

Director Compensation

During fiscal year 2013, none of our non-executive directors other than Ms. Hackenson and Messrs. Crandall and Davenport received any compensation for services as a director. Mr. Troxel received compensation and benefits as an employee for providing technical services related to the support of our mainframe software products. Mr. Davenport earned a consulting fee of $25,000 for providing advisory services to us during the fourth quarter of fiscal year 2013. For a discussion regarding director compensation, see Item 10, “Directors, Executive Officers and Corporate Governance—Director Compensation.” The following table contains compensation earned by these directors during the fiscal year ended January 31, 2013:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Option Awards (2) ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Directors:
L. Dale Crandall	$55,000	$34,800	$18,078	—	—	—	$107,878
Timothy Davenport (3)	$52,500	$34,800	$18,117	—	—	$25,000	$130,417
Elizabeth Hackenson	$52,500	$34,800	$18,117	—	—	—	$105,417
Douglas Troxel (4)	$25,000	—	—	—	—	$20,638	$45,638

(1)	On December 3, 2012, Messrs. Crandall and Davenport, and Ms. Hackenson, were each awarded 10,000 restricted stock units pursuant to our Stock Incentive Plan. The stock value listed in this column represents the fair market value of the Company’s stock at $3.48 per share as of the date of the grant. The restricted stock units will vest in full on the third anniversary of the date of the award.
(2)	On August 22, 2012, Mr. Davenport and Ms. Hackenson were each granted a time-based stock option for 15,000 shares at an exercise price of $3.48 per share, providing for the vesting of all shares on the first anniversary of the date of grant. On December 3, 2012, Mr. Crandall was granted a time-based stock option for 15,000 shares at an exercise price of $3.48 per share, providing for the vesting of all shares on the first anniversary of the date of grant. The stock options will expire ten years from the date of grant. These grants represent annual stock option grants pursuant to the company’s independent director compensation program. Amounts reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. See Note 9 to the company’s consolidated financial statements for the weighted-average assumptions used for stock-based compensation.
(3)	Mr. Davenport earned a consulting fee of $25,000 for providing advisory services to us during the fourth quarter of fiscal year 2013. Mr. Davenport is also entitled to reimbursement for reasonable travel-related expenses incurred while performing these services.
(4)	Mr. Troxel received a base salary of $25,000 for providing technical services related to the development and support of our mainframe software products, reimbursement of life insurance premiums in the amount of $20,085, inclusive of an income tax gross up, and matching 401(k) contributions.

Compensation Committee Interlocks and Insider Participation

Our compensation committee is comprised of Messrs. Morgenfeld and Troxel, who were appointed to the compensation committee in February 2009 and May 2006, respectively. George Kadifa served as a member and chair of our compensation committee from February 2012 until his resignation as a director and chairman of our board of directors in May 2012. Mr. Troxel served as our Chief Technology Officer until the completion of the merger in March 2006 and continues to provide technical services related to the development and support of our mainframe software products. During fiscal year 2013, none of our executive officers served as members of the compensation committee

(or other board committee performing equivalent functions or, in the absence of any such committee, the board of directors) of any entity that had one or more executive officers who served on our board of directors or compensation committee. As a result, there are no compensation committee interlocks and no insider participation in compensation decisions that are required to be reported under the rules and regulations of the Exchange Act.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table contains information as of January 31, 2013 with respect to equity compensation plans under which shares of the company’s common stock are authorized for issuance:

	(A)	(B)	(C)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
Equity compensation plans approved by security holders	8,244,011	$3.02	7,612,156
Equity compensation plans not approved by security holders	—	—	—
Total	8,244,011		7,612,156

(1)	At the time of the merger, certain management participants elected to roll over stock options to acquire 3,946,529 shares under equity compensation plans that were in effect immediately prior to the merger. The company will not make future grants or awards under these earlier plans. The number of shares to be issued upon the exercise of rollover stock options outstanding as of January 31, 2013 and the weighted average exercise price of these rollover stock options are included in Columns A and B. For additional information regarding rollover stock options, see Item 11, “Executive Compensation—Employment Agreements and Compensation Arrangements—Rollover Stock Options.”

Beneficial Ownership

The table below sets forth information regarding the estimated beneficial ownership of the shares of common stock of our company as of March 29, 2013. The table sets forth the number of shares beneficially owned, and the percentage ownership, for:

•	each person that beneficially owns 5% or more of our common stock;

•	each of our directors;

•	each of our Named Executive Officers; and

•	all of the directors and executive officers of the company as a group.

Following the merger, all of our issued and outstanding capital stock is held by the Silver Lake investors, the Troxel investors and certain management participants. All members of our board of directors who are affiliated with Silver Lake may be deemed to beneficially own shares owned by the investment funds affiliated with Silver Lake. Each such individual disclaims beneficial ownership of any such shares.

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

Except as otherwise noted below, the address for each person listed on the table is c/o Serena Software, Inc., 1850 Gateway Drive, 4th Floor, San Mateo, California 94404. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws.

Beneficial ownership is determined in accordance with the rules that generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares subject to stock options held by that person that were exercisable as of March 29, 2013 or will become exercisable within 60 days after such date are deemed outstanding, although the shares are not deemed outstanding for purposes of computing percentage ownership of any other person.

	Shares of Common Stock Beneficially Owned (1)
Name of Beneficial Owner	Number	Percent
Silver Lake funds (2)	66,100,000	66.7%
Douglas D. Troxel (3) (director and former executive officer)	30,825,780	31.31%
L. Dale Crandall (4) (director)	125,000	*
Timothy Davenport (5) (director)	110,000	*
Elizabeth Hackenson (6) (director)	135,000	*
Todd Morgenfeld (7) (chairman of the board and director)	66,100,000	66.7%
Gregory Hughes (8) (executive officer and director)	66,100,000	66.7%
Joseph Passarello (9) (executive officer)	91,665	*
Ali Kheirolomoom (10) (executive officer)	162,153	*
John Nugent (11) (former executive officer)	1,337,451	1.3%
All directors and executive officers as a group (eleven persons)	99,426,990	99.7%

*	less than 1.0%
(1)	Percentage ownership is based on 99,146,777 shares of common stock outstanding as of March 29, 2013.
(2)	Includes (i) 52,441,064 shares of common stock held by Silver Lake Partners II, L.P. (“SLP II”), (ii) 158,936 shares of common stock held by Silver Lake Technology Investors II, L.P. (“SLTI II”) and (iii) 13,500,000 shares of common stock held by Serena Co-Invest Partners, L.P. (“Serena Co-Invest” and, together with SLP II and SLTI II, the “Silver Lake funds”). SLP II is also the holder of the sole outstanding share of series A preferred stock, which has preferential voting and liquidation rights, as discussed above. Silver Lake Technology Associates II, L.L.C. (“SLTA II”) is the general partner of each of the Silver Lake funds. The address for each of the entities listed in this footnote is c/o Silver Lake Partners, 2775 Sand Hill Road, Suite 100, Menlo Park, California 94025.
(3)

Includes (i) 30,005,780 shares of common stock held by Mr. Troxel as trustee of the Douglas D. Troxel Living Trust and (ii) 820,000 shares of common stock held by Mr. Troxel as trustee of the Change Happens Foundation. Mr. Troxel has the power to vote and dispose of the Change Happens Foundation shares. The address for each of the entities listed in this footnote is c/o Serena Software, Inc., 1850 Gateway Drive, 4th Floor, San Mateo, California 94404.

(4)	Includes 100,000 shares of common stock issuable pursuant to stock options that are exercisable or that will become exercisable within 60 days after March 29, 2013.
(5)	Includes 85,000 shares of common stock issuable pursuant to stock options that are exercisable or that will become exercisable within 60 days after March 29, 2013.
(6)	Includes 110,000 shares of common stock issuable pursuant to stock options that are exercisable or that will become exercisable within 60 days after March 29, 2013.
(7)	Mr. Morgenfeld is a director of SLTA II. Amounts disclosed for Mr. Morgenfeld are also included above in the amounts disclosed in the table next to “Silver Lake funds.” Mr. Morgenfeld disclaims beneficial ownership in any shares owned directly or indirectly by the Silver Lake funds.
(8)	Mr. Hughes is a director of SLTA II. Amounts disclosed for Mr. Hughes are also included above in the amounts disclosed in the table next to “Silver Lake funds.” Mr. Hughes disclaims beneficial ownership in any shares owned directly or indirectly by the Silver Lake funds.
(9)	Includes 91,665 shares of common stock issuable pursuant to stock options that are exercisable or that will become exercisable within 60 days after March 29, 2013.
(10)	Includes 123,293 shares of common stock issuable pursuant to stock options that are exercisable or that will become exercisable within 60 days after March 29, 2013.
(11)	Includes 1,107,131 shares of common stock issuable pursuant to stock options that are exercisable through April 10, 2013.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Certain Relationships and Related Transactions

Since February 1, 2012, there has not been, nor is there currently planned, any transaction or series of similar transactions to which we were or are a party in which the amount involved exceeds $120,000 and in which any director, executive officer or holder of more than 5% of our capital stock or any member of such persons’ immediate families had or will have a direct or indirect material interest, other than agreements and transactions described under Item 11, “Executive Compensation—Employment Agreements and Compensation Arrangements” and the agreement described under “Silver Lake Management Agreement” and “Letter Agreement Regarding Advancement and Indemnification Rights” below.

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

Director Independence

Our board of directors has determined that Messrs. Crandall and Davenport and Ms. Hackenson qualify as independent directors within the meaning of Nasdaq Marketplace Rule 5605(a), which is the definition used by the board of directors for determining the independence of its directors. Messrs. Crandall and Davenport and Ms. Hackenson are our only independent directors. Mr. Morgenfeld, who is the chairman of our board of directors and a member of our audit committee and our compensation committee, Mr. Troxel who is a member of our compensation committee and our nominating committee, and Mr. Hughes, who is our President and Chief Executive Officer and a member of our strategic and operations committee, are not independent directors. Our board of directors is not comprised of a majority of independent directors, and its committees are not comprised solely of independent directors, because we are a privately held company and not subject to applicable listing standards. The terms of the stockholders agreement require that certain members of our board of directors be comprised of persons affiliated with our company, the Silver Lake investors and the Troxel investors. In addition, the single share of series A preferred stock held by Silver Lake Partners II, L.P. entitles the holder to designate one director with the power to cast one more vote than all votes entitled to be cast by all other directors. For a description of the terms of the stockholders agreement, see Item 10, “Directors, Executive Officers and Corporate Governance—Board Composition.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Auditors’ Fees

Fees for professional services provided by KPMG LLP, the Company’s independent registered public accounting firm, in each of the last two fiscal years are approximately (in thousands):

	2013	2012
Audit fees	$1,042	$906
Audit-related fees	83	125

Total	$1,125	$1,031

Audit fees are for professional services rendered in connection with the audit of the Company’s annual financial statements and the review of its quarterly financial statements. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements, and are not reported under “Audit Fees.” These services primarily include audits of our foreign subsidiaries for statutory purposes.

The Audit Committee pre-approves all audit and permissible non-audit services provided by the Company’s independent registered public accounting firm. The Audit Committee has delegated such pre-approval authority to the chairman of the committee. The Audit Committee pre-approved all services performed by the Company’s independent registered public accounting firm in 2013 and 2012.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this annual report on Form 10-K:

1. Index to Consolidated Financial Statements:

2. Index to Financial Statement Schedules:

Not applicable.

All schedules have been omitted because the required information is shown in the consolidated financial statements or the accompanying notes, or is not applicable or required.

3. Index of Exhibits:

Exhibit No.	Exhibit Description

3.1	Restated Certificate of Incorporation of Serena Software, Inc. (incorporated by reference to Exhibit 3.01 to the registrant’s current report on Form 8-K (File No. 000-25285), filed with the SEC on August 21, 2006)

3.2	Bylaws of Serena Software, Inc. (incorporated by reference to Exhibit 3.02 to the registrant’s current report on Form 8-K (File No. 000-25285), filed with the SEC on August 21, 2006)

4.1	Indenture between Serena Software, Inc., Spyglass Merger Corp. and The Bank of New York, as Trustee dated March 10, 2006 (incorporated by reference to Exhibit 99.B(2) to the registrant’s amended Schedule 13E-3 (File No. 005-58055), filed with the SEC on March 15, 2006)

4.2	Registration Rights Agreement among Serena Software, Inc., Spyglass Merger Corp., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Lehman Brothers Inc. dated March 10, 2006 (incorporated by reference to Exhibit 18 to the amended Schedule 13D (File No. 005-58055), filed by Silver Lake Partners II, L.P. with the SEC on March 16, 2006)

4.3	Form of 10 3/8% Senior Subordinated Note due 2016 (included in Exhibit 4.1)

10.1	Sublease dated December 5, 2007 between Nuance Communications, Inc. and Serena Software, Inc. (for prior headquarter facilities located in Redwood City, California) (incorporated by reference to Exhibit 10.3 to the registrant’s annual report on Form 10-K (File No. 000-25285), filed with the SEC on April 21, 2008)

10.2	Consent to Sublease dated December 14, 2007 among VII Pac Shores Investors, LLC, Nuance Communications, Inc. and Serena Software, Inc. (for prior headquarter facilities located in Redwood City, California) (incorporated by reference to Exhibit 10.4 to the registrant’s annual report on Form 10-K (File No. 000-25285), filed with the SEC on April 21, 2008)

Exhibit No.	Exhibit Description

10.3	Office Lease dated March 16, 2012 between Legacy Partners II San Mateo Plaza, LLC and Serena Software, Inc. (incorporated by reference to Exhibit 10.3 to the registrant’s annual report on Form 10-K (File No. 000-25285), filed with the SEC on April 30, 2012)

10.4	Amendment Agreement dated as of March 2, 2011 among Serena Software, Inc., the lending institutions party to the Credit Agreement dated as of March 10, 2006, and Barclays Bank PLC, as Administrative Agent, Collateral Agent, Swingline Lender and Letter of Credit Issuer to the Credit Agreement dated as of March 10, 2006 (incorporated by reference to Exhibit 10.6 to the registrant’s annual report on Form 10-K (File No. 000-25285), filed with the SEC on May 2, 2011)

10.5	Amended and Restated Credit Agreement among Serena Software, Inc., Barclays Bank PLC, as Administrative Agent and Collateral Agent, Barclays Capital, as Lead Arranger, Bookrunner and Syndication Agent, and the lending institutions from time to time parties thereto, dated as of March 2, 2011(incorporated by reference to Exhibit 10.7 to the registrant’s annual report on Form 10-K (File No. 000-25285), filed with the SEC on May 2, 2011)

10.6	Amended and Restated Security Agreement among Serena Software, Inc. and Barclays Bank PLC, as Collateral Agent, dated as of March 2, 2011(incorporated by reference to Exhibit 10.8 to the registrant’s annual report on Form 10-K (File No. 000-25285), filed with the SEC on May 2, 2011)

10.7	Amended and Restated Pledge Agreement among Serena Software, Inc. and Barclays Bank PLC, as Collateral Agent, dated as of March 2, 2011(incorporated by reference to Exhibit 10.9 to the registrant’s annual report on Form 10-K (File No. 000-25285), filed with the SEC on May 2, 2011)

10.8	Extension Agreement and Amendment No. 1 among Serena Software, Inc., Barclays Bank PLC, as Administrative Agent and Collateral Agent, and the lending institutions from time to time parties thereto, dated as of April 12, 2012 (incorporated by reference to Exhibit 10.8 to the registrant’s annual report on Form 10-K (File No. 000-25285), filed with the SEC on April 30, 2012)

10.9	Stockholders Agreement among Spyglass Merger Corp., Silver Lake Partners II, L.P., Silver Lake Technology Investors II, L.P., Serena Co-Invest Partners, L.P., Integral Capital Partners VII, L.P., Douglas D. Troxel Living Trust, Change Happens Foundation and Douglas D. Troxel dated as of March 10, 2006 (incorporated by reference to Exhibit 22 to the amended Schedule 13D (File No. 005-58055), filed by Silver Lake Partners II, L.P. with the SEC on March 16, 2006)

10.10	Management Stockholders Agreement, dated as of March 7, 2006, among Spyglass Merger Corp., Silver Lake Partners II, L.P., Silver Lake Technology Investors II, L.P. and the Initial Management Investors named therein (incorporated by reference to Exhibit 23 to the amended Schedule 13D (File No. 005-58055), filed by Silver Lake Partners II, L.P. with the SEC on March 16, 2006)

10.11	Management Agreement between Spyglass Merger Corp. and Silver Lake Technology Management, L.L.C. dated as of November 11, 2005 (incorporated by reference to Exhibit 10.19 to the registrant’s registration statement on Form S-4 (File No. 333-133641), filed by the registrant with the SEC on April 28, 2006)

10.12	Letter Agreement re: Advancement and Indemnification Rights between Serena Software, Inc. and Silver Lake Group LLC dated September 14, 2011 (incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q (File No. 000-25285), filed by the registrant with the SEC on September 14, 2011)

10.13*	Amended and Restated 1997 Stock Option Plan (incorporated by reference to Exhibit 10.2A to the registrant’s registration statement on Form S-1 (Registration No. 333-67761), filed with the SEC on February 11, 1999)

Exhibit No.	Exhibit Description

10.14*	Form of Option Agreement under the Amended and Restated 1997 Stock Option Plan (incorporated by reference to Exhibit 10.2B to the registrant’s registration statement on Form S-1 (Registration No. 333-67761), filed with the SEC on February 11, 1999)

10.15*	Amended and Restated 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K (File No. 000-25285) filed by registrant with the SEC on September 24, 2009)

10.16*	First Amendment to Amended and Restated 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K (File No. 000-25285) filed by registrant with the SEC on October 12, 2012)

10.17*	Form of Time and Performance Option Agreement under the Amended and Restated 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the registrant’s current report on Form 8-K (File No. 000-25285) filed by registrant with the SEC on November 5, 2009)

10.18*	Form of Time and Performance Option Agreement under Amended and Restated 2006 Stock Incentive Plan (revised form approved as of October 10, 2012) (incorporated by reference to Exhibit 10.6 to the registrant’s current report on Form 8-K (File No. 000-25285) filed by registrant with the SEC on October 12, 2012)

10.19*	Form of First Amendment to Time and Performance Option Grant Notice under Amended and Restated 2006 Stock Incentive Plan (FY 2010 Awards) (incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K (File No. 000-25285) filed by registrant with the SEC on October 12, 2012)

10.20*	Form of First Amendment to Time and Performance Option Grant Notice under Amended and Restated 2006 Stock Incentive Plan (FY 2011 Awards) (incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K (File No. 000-25285) filed by registrant with the SEC on October 12, 2012)

10.21*	Form of First Amendment to Time and Performance Option Grant Notice under Amended and Restated 2006 Stock Incentive Plan (FY 2012 Awards) (incorporated by reference to Exhibit 10.4 to the registrant’s current report on Form 8-K (File No. 000-25285) filed by registrant with the SEC on October 12, 2012)

10.22*	Form of First Amendment to Time and Performance Option Grant Notice under Amended and Restated 2006 Stock Incentive Plan (FY 2013 Awards) (incorporated by reference to Exhibit 10.5 to the registrant’s current report on Form 8-K (File No. 000-25285) filed by registrant with the SEC on October 12, 2012)

10.23*	Form of Time Option Agreement under the Amended and Restated 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.19 to the registrant’s annual report on Form 10-K (File No. 000-25285), filed by the registrant with the SEC on April 30, 2010)

10.24*	Form of Restricted Stock Unit Agreement under the Amended and Restated 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K (File No. 000-25285) filed by registrant with the SEC on September 24, 2009)

10.25*	Form of Restricted Stock Unit Agreement under Amended and Restated 2006 Stock Incentive Plan (revised form approved as of October 10, 2012) (incorporated by reference to Exhibit 10.8 to the registrant’s current report on Form 8-K (File No. 000-25285) filed by registrant with the SEC on October 12, 2012)

Exhibit No.	Exhibit Description

10.26*	Form of First Amendment to Restricted Stock Unit Agreement under Amended and Restated 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to the registrant’s current report on Form 8-K (File No. 000-25285) filed by registrant with the SEC on October 12, 2012)

10.27*	Employment Offer Letter between Serena Software, Inc. and John Nugent dated October 28, 2009 (incorporated by reference to Exhibit 10.21 to the registrant’s annual report on Form 10-K (File No. 000-25285), filed by the registrant with the SEC on April 30, 2010)

10.28*	Employment offer letter between Serena Software, Inc. and Joseph Passarello dated April 16, 2012 (incorporated by reference to Exhibit 10.1 to the registrants quarterly report on Form 10-Q (File No. 0000-25285), filed by the registrant with the SEC on September 14, 2012)

10.29*	Agreement and Release between Serena Software, Inc. and John Alves dated May 25, 2012 (incorporated by reference to Exhibit 10.2 to the registrants quarterly report on Form 10-Q (File No. 0000-25285), filed by the registrant with the SEC on September 14, 2012)

10.30*	Agreement and Release between Serena Software, Inc. and John Nugent dated January 10, 2013 (incorporated by reference to Exhibit 10.1 to the registrants current report on Form 8-K (File No. 0000-25285), filed by the registrant with the SEC on January 16, 2013)

10.31*	Form of Change in Control Agreement (incorporated by reference to Exhibit 10.18 to the registrant’s annual report on Form 10-K (File No. 000-25285), filed by the registrant with the SEC on April 30, 2007)

10.32*	Form of Amendment No. 1 to Change in Control Agreement dated as of December 31, 2008 (incorporated by reference to Exhibit 10.23 to the registrant’s annual report on Form 10-K (File No. 000-25285) filed by the registrant with the SEC on May 1, 2009)

10.33*†	Form of Amendment No. 2 to Change in Control Agreement dated as of December 3, 2012

10.34*	FY 2013 Executive Annual Incentive Plan (incorporated by reference to Exhibit 10.33 to the registrant’s annual report on Form 10-K (File No. 000-25285), filed by the registrant with the SEC on April 30, 2012)

10.35*†	FY 2014 Executive Annual Incentive Plan

12.1†	Statement of Computation of Ratio of Earnings to Fixed Charges

14.1	Financial Code of Ethics (incorporated by reference to Exhibit 14.1 to the registrant’s annual report on Form 10-K (File No. 000-25285), filed by the registrant with the SEC on April 30, 2007)

21.1†	List of Subsidiaries of Serena Software, Inc.

24.1†	Powers of Attorney (included on signature page)

31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1††	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2††	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Exhibit Description

101.INS†††	XBRL Instance Document

101.SCH†††	XBRL Taxonomy Extension Schema Document

101.CAL†††	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB†††	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†††	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF†††	XBRL Taxonomy Extension Definition Linkbase Document

*	Indicates a management contract or compensatory plan or arrangement.
†	Exhibit is filed herewith.
††	Exhibit is furnished rather than filed, and will not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.
†††	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under such section.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2013.

SERENA SOFTWARE, INC.

By:	/S/ GREG HUGHES
Greg Hughes President and Chief Executive Officer

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Greg Hughes, Joseph Passarello and Edward Malysz, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file, any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his or her substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 29, 2013.

Signature	Title

/S/ GREG HUGHES (Greg Hughes)	President, Chief Executive Officer and Director (Principal Executive Officer)

/S/ JOSEPH PASSARELLO (Joe Passarello)	Senior Vice President, Finance, Chief Accounting Officer and Chief Financial Officer (Principal Financial and Accounting Officer)

/S/ TODD MORGENFELD (Todd Morgenfeld)	Director and Chairman of the Board

/S/ L. DALE CRANDALL (L. Dale Crandall)	Director

/S/ TIMOTHY DAVENPORT (Timothy Davenport)	Director

/S/ ELIZABETH HACKENSON (Elizabeth Hackenson)	Director

/S/ DOUGLAS D. TROXEL (Douglas D. Troxel)	Director

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

SERENA Software, Inc.:

We have audited the accompanying consolidated balance sheets of SERENA Software, Inc. and subsidiaries as of January 31, 2013 and 2012, and the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended January 31, 2013. These consolidated financial statements are the responsibility of SERENA Software, Inc. and subsidiaries management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Serena Software, Inc. and subsidiaries as of January 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended January 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Santa Clara, California

March 29, 2013

SERENA SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	January 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$97,315	$109,688
Accounts receivable, net of allowance of $1,094 and $963 at January 31, 2013 and 2012, respectively	16,113	23,747
Deferred tax assets, net	5,730	5,015
Prepaid expenses and other current assets	9,405	7,779

Total current assets	128,563	146,229
Property and equipment, net	4,314	4,879
Intangible assets, net	45,661	77,264
Goodwill	462,400	462,400
Other long-term assets	5,089	3,600

Total assets	$646,027	$694,372

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,330	$1,515
Accrued expenses	17,507	18,916
Accrued interest payable	4,614	7,030
Income taxes payable	—	683
Deferred revenue	67,056	68,861

Total current liabilities	91,507	97,005
Long-term debt	410,042	442,765
Long-term deferred revenue	9,026	9,443
Deferred tax liabilities, net	9,326	20,835
Other long-term liabilities	4,563	5,423

Total liabilities	524,464	575,471

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Series A Preferred stock, $0.01 par value; 1 share authorized, issued and outstanding	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 99,084,473 and 98,392,478 shares issued and outstanding at January 31, 2013 and 2012, respectively	991	984
Additional paid-in capital	516,986	516,578
Accumulated other comprehensive loss	(1,809)	(1,573)
Accumulated deficit	(394,605)	(397,088)

Total stockholders’ equity	121,563	118,901

Total liabilities and stockholders’ equity	$646,027	$694,372

See accompanying notes to consolidated financial statements.

SERENA SOFTWARE, INC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Fiscal Years Ended January 31,
	2013	2012	2011
Revenue:
Software licenses	$43,322	$54,913	$51,382
Maintenance	137,803	141,669	143,974
Professional services	22,312	22,959	19,030

Total revenue	203,437	219,541	214,386

Cost of revenue:
Software licenses	3,107	2,632	1,380
Maintenance	11,257	11,452	11,545
Professional services	21,589	21,643	18,151
Amortization of technology	459	3,672	33,695

Total cost of revenue	36,412	39,399	64,771

Gross profit	167,025	180,142	149,615

Operating expenses:
Sales and marketing	55,386	61,247	55,602
Research and development	27,043	26,925	31,584
General and administrative	14,814	14,033	15,939
Amortization of intangible assets	36,413	36,796	36,813
Restructuring, acquisition and other charges	4,570	2,974	5,332
Goodwill adjustments	—	—	1,433

Total operating expenses	138,226	141,975	146,703

Operating income	28,799	38,167	2,912

Other income (expense):
Interest income	196	168	212
Interest expense	(28,895)	(26,986)	(26,201)
Loss on early extinguishment of debt	(1,021)	—	(243)
Amend and extend transaction fees	(577)	(1,487)	—
Change in fair value of derivative instrument	—	—	1,616

Total other expense, net	(30,297)	(28,305)	(24,616)

(Loss) income before income taxes	(1,498)	9,862	(21,704)
Income tax (benefit) provision	(3,981)	918	(12,437)

Net income (loss)	2,483	8,944	(9,267)
Foreign currency translation adjustments	(236)	(673)	(918)

Comprehensive income (loss)	$2,247	$8,271	$(10,185)

See accompanying notes to consolidated financial statements.

SERENA SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance as of January 31, 2010	98,481,641	$985	$512,208	$18	$(396,765)	$116,446
Net loss	—	—	—	—	(9,267)	(9,267)
Foreign currency translation adjustments	—	—	—	(918)	—	(918)
Common stock options exercised	20,665	—	24	—	—	24
Repurchase of common stock	(112,681)	(1)	(346)	—	—	(347)
Repurchases of option rights in connection with stock options exercised	—	—	(61)	—	—	(61)
Amortization of stock-based compensation	—	—	3,585	—	—	3,585
Tax shortfall from employee stock plans	—	—	(228)	—	—	(228)

Balance as of January 31, 2011	98,389,625	984	515,182	(900)	(406,032)	109,234
Net income	—	—	—	—	8,944	8,944
Foreign currency translation adjustments	—	—	—	(673)	—	(673)
Common stock options exercised	2,853	—	3	—	—	3
Repurchases of option rights in connection with stock options exercised	—	—	(2)	—	—	(2)
Amortization of stock-based compensation	—	—	1,395	—	—	1,395

Balance as of January 31, 2012	98,392,478	984	516,578	(1,573)	(397,088)	118,901
Net income	—	—	—	—	2,483	2,483
Foreign currency translation adjustments	—	—	—	(236)	—	(236)
Common stock options exercised	55,364	—	48	—	—	48
Repurchases of option rights in connection with stock options exercised	—	—	(157)	—	—	(157)
Restricted stock units released and net shares issued	636,631	10	(9)	—	—	1
Repurchases of common stock in connection with restricted stock units released	—	(3)	(1,245)	—	—	(1,248)
Amortization of stock-based compensation	—	—	1,613	—	—	1,613
Tax benefit from employee stock plans	—	—	158	—	—	158

Balance as of January 31, 2013	99,084,473	$991	$516,986	$(1,809)	$(394,605)	$121,563

See accompanying notes to consolidated financial statements.

SERENA SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Years Ended January 31,
	2013	2012	2011
Cash flows from operating activities:
Net income (loss)	$2,483	$8,944	$(9,267)
Adjustments to reconcile net income to net cash provided by operating activities:			—
Depreciation and amortization	39,437	43,273	73,535
Stock-based compensation	1,613	1,395	3,585
Deferred income taxes	(12,223)	(16,123)	(25,343)
Non-cash interest expense	(2,405)	634	(810)
Loss on early extinguishment of debt	1,021	—	243
Fair market value adjustment on interest rate swap	—	—	(1,616)
Amortization of debt issuance costs	2,221	1,361	1,857
Amend and extend transaction fees	577	1,487	—
Goodwill adjustments	—	—	1,433
Other non-cash	217	—	(608)
Changes in operating assets and liabilities:
Accounts receivable	7,634	(844)	1,896
Prepaid expenses and other assets	(1,683)	(2,215)	(801)
Accounts payable	770	(825)	778
Income taxes payable	(1,761)	(943)	1,116
Accrued expenses and other liabilities	(2,531)	(3,010)	(432)
Deferred revenue	(2,222)	(889)	450

Net cash provided by operating activities	33,148	32,245	46,016

Cash flows from investing activities:
Purchases of property and equipment	(2,036)	(3,489)	(2,385)
Purchases of intangible assets	(4,345)	(313)	(403)

Net cash used in investing activities	(6,381)	(3,802)	(2,788)

Cash flows from financing activities:
Exercise of stock options under employee stock option plan	48	3	24
Repurchase of common stock for taxes due from option exercises	(157)	(2)	(61)
Repurchase of common stock for taxes due from restricted stock unit releases	(1,247)	—	—
Repurchase of common stock under stock repurchase plans	—	—	(346)
Proceeds from borrowings	84,400	—	—
Payments on debt	(118,142)	(42,500)	(40,930)
Debt issuance costs paid	(3,806)	(1,957)	—

Net cash used in financing activities	(38,904)	(44,456)	(41,313)

Effect of exchange rate changes on cash	(236)	(673)	(537)

Net (decrease) increase in cash and cash equivalents	(12,373)	(16,686)	1,378
Cash and cash equivalents at beginning of period	109,688	126,374	124,996

Cash and cash equivalents at end of period	$97,315	$109,688	$126,374

Supplemental disclosures of cash flow information:
Income taxes paid, net of refunds	$11,677	$18,303	$11,042

Interest expense paid	$29,079	$24,991	$25,154

See accompanying notes to condensed consolidated financial statements.

SERENA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended January 31, 2013, 2012 and 2011

1.    Description of Business and Basis of Presentation

Description of Business

Serena Software, Inc. (“Serena” or the “Company”) designs, develops, and sells application lifecycle management, application release management, and information technology management software and solutions, which the Company refers to collectively as its “Orchestrated IT” management solutions. Our primary goal is to provide Orchestrated IT solutions that advance the business value of IT. Our Orchestrated IT solutions simplify and automate the transition of new versions of applications into production by managing request, development, release, change and support processes across heterogeneous environments, including mainframe and non-mainframe environments.

On March 2006, Spyglass Merger Corp., an affiliate of Silver Lake, a private equity firm, merged with and into the Company, a transaction referred to in this report as the “merger.” As a result of the merger, the Company’s common stock ceased to be traded on the NASDAQ National Market and it became a privately-held company, with approximately 56.5% of the common stock at the time of the merger on a fully diluted basis owned by investment funds affiliated with Silver Lake.

Silver Lake also owns the only authorized, issued and outstanding share of series A preferred stock, which ranks senior to the Company’s common stock as to rights of payment upon liquidation. The series A preferred stock is not entitled to receive or participate in any dividends.

Basis of Presentation

The consolidated financial statements, which include the Company and its wholly owned subsidiaries, are prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”). All intercompany balances and transactions have been eliminated. Certain amounts in the prior year consolidated financial statements have been reclassified to conform to the current year presentation.

Correction of Immaterial Errors

During the second quarter of fiscal year 2013, the Company concluded that previously reported interest expense and accrued interest on long-term debt were overstated. The Company assessed the materiality of these errors, using relevant quantitative and qualitative factors, and determined these errors, both individually and in the aggregate, were not material to any previously reported period, but could have been material if recorded in the second quarter of fiscal 2013. Accordingly, the Company revised the consolidated balance sheet as of January 31, 2012 and 2011 by reducing the accrued interest by approximately $1.8 million with a corresponding decrease in accumulated deficit. In addition, accumulated deficit as of the beginning of the year ended January 31, 2011 was decreased by approximately $1.5 million. The Company revised the consolidated statements of comprehensive income (loss) for the years ended January 31, 2011by reducing interest expense of approximately $0.3 million.

2.    Significant Accounting Policies

Use of Estimates

The preparation of the financial statements and related disclosures in conformity with U.S. GAAP requires the Company to make judgments, assumptions, and estimates that affect the amounts reported in the consolidated financial statements and the accompanying notes. The Company basis its estimates and assumptions on current facts, historical experience, and various other factors that it believes are reasonable under the circumstances, to determine the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent there are material differences between the Company’s estimates and the actual results, the Company’s future consolidated results of operation may be affected.

SERENA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2013, 2012 and 2011

2.    Significant Accounting Policies—(Continued)

Fair Value

Fair value is defined as the price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining fair value, the Company considers the principal or most advantageous market in which it transacts, and considers assumptions that market participants would use when pricing the asset or liability. The Company applies the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

•	Level 1—Quoted prices in active markets for identical assets or liabilities;

•

Level 2—Quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. These inputs are valued using market-based approaches;

•	Level 3—Inputs are unobservable inputs based on the Company’s assumptions. These inputs, if any, are generally valued using internal financial models.

Cash and Cash Equivalents

All highly liquid investments purchased with a remaining maturity of three months or less are classified as cash and cash equivalents. Cash and cash equivalents consist of cash on hand, demand deposits with banks, and highly liquid investments in money market funds.

Concentrations

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, and accounts receivables. The Company maintains its cash and cash equivalents with several high-quality institutions. Deposits held with banks, including those held in foreign branches of global banks, may exceed the amount of insurance provided on such deposits. These deposits may be redeemed upon demand and, therefore, bear minimal risk.

Generally, credit risk with respect to accounts receivable is diversified due to the number of entities comprising the Company’s customer base and their dispersion across different geographic locations throughout the world. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company maintains reserves for potential bad debt and historically such losses have been within management’s expectations. During the years ended January 31, 2013, 2012 and 2011, no single customer accounted for 10% or more of net revenues.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, generally three to five years.

Intangible Assets

Amortization is calculated using the straight-line method over the estimated useful lives of the intangible assets, ranging from 1.5 years to 8 years.

SERENA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2013, 2012 and 2011

2.    Significant Accounting Policies—(Continued)

Application development costs related to internal use software projects are capitalized and included in intangible assets on the consolidated balance sheets. Preliminary planning activities and post implementation activities for internal use software projects are expensed as incurred.

Goodwill and Other Long-Lived Assets

Goodwill represents the future economic benefits arising from other assets acquired in a business combination or an acquisition that are not individually identified and separately recorded. The excess of the purchase price over the estimated fair value of net assets of businesses acquired in a business combination is recognized as goodwill. Goodwill is not amortized, but instead tested for impairment at least annually during the fourth quarter. Such goodwill may also be tested for impairment between annual tests in the presence of impairment indicators such as, but not limited to: (a) a significant adverse change in legal factors or in the business climate; (b) a substantial decline in the fair value of the Company’s common stock, (c) an adverse action or assessment by a regulator; (d) unanticipated competition; (e) loss of key personnel; (f) a more likely-than-not expectation of sale or disposal of a reporting unit or a significant portion thereof; (g) a realignment of our resources or restructuring of our existing businesses in response to changes to industry and market conditions; (h) testing for recoverability of a significant asset group within a reporting unit; or (i) higher discount rate used in the impairment analysis as impacted by an increase in interest rates.

The Company operates under one reporting unit and performs its annual goodwill impairment analysis at its reporting unit level during the fourth quarter of each year. The fair value of a reporting unit is determined using both the income and market valuation approaches. Under the income approach, the fair value of the reporting unit is based on the present value of estimated future cash flows that the reporting unit is expected to generate over its remaining life. Under the market approach, the value of the reporting unit is based on an analysis that compares the value of the reporting unit to values of publicly traded companies in similar lines of business and transactions. In the application of the income and market valuation approaches, the Company is required to make estimates of future operating trends and judgments on discount rates and other variables. Actual future results related to assumed variables could differ from these estimates.

Long-lived assets, such as property and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events or circumstances include, but are not limited to, a significant decrease in the fair value of the underlying business, a significant decrease in the benefits realized from an acquired business, difficulties or delays in integrating the business or a significant change in the operations of an acquired business. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset, or asset group, to estimated undiscounted future cash flows expected to be generated by the asset, or asset group. An impairment charge is recognized by the amount by which the carrying amount of the asset, or asset group, exceeds its fair value.

Revenue Recognition

Revenue is recognized when all of the following criteria have been met:

•	Persuasive evidence of an arrangement exists. The Company generally relies on a written sales contract, or a customer purchase order to determine the existence of an arrangement.

SERENA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2013, 2012 and 2011

2.    Significant Accounting Policies—(Continued)

•	Delivery has occurred. The Company’s software is physically or electronically delivered to the customer.

•

Sales price is fixed or determinable. The Company assesses whether the sales price is fixed or determinable based on the payment terms and whether the sales price is subject to refund or adjustment. Serena’s policy is to not provide customers the right to a refund of any portion of their license fees paid. The Company’s customary payment terms require customers to pay at least 80% of the license fee within one year or less. With respect to these arrangements where 20% or less of the arrangement fee is due beyond one year, the Company considers these arrangements to be fixed and determinable since such arrangements are standard business practice and the Company has a history of successful collections without making concessions. Arrangements with payment terms extending beyond these customary payment terms are considered not to be fixed or determinable, and revenues from such arrangements are recognized as payments become due and payable.

•	Collectability is reasonably assured: The Company assesses collectability based on the creditworthiness of customers as determined by our credit checks and their payment histories.

For multiple element arrangements (e.g., license and maintenance), revenue is allocated to each component of the contract based on vendor specific objective evidence (“VSOE”) of its fair value, which is the price charged when the elements are sold separately. VSOE must exist for the undelivered elements to allocate the total fee among all delivered and non-essential undelivered elements of the arrangement. Since VSOE of fair value has been established for maintenance but not for software licenses, the residual method is used to allocate revenue to the license portion of multiple-element arrangements. Under the residual method, the revenue for the undelivered elements is deferred based upon VSOE and the remaining portion of the arrangement fee is recognized as revenue for the delivered elements, assuming all other criteria for revenue recognition have been met. Revenue through distributors is recognized upon sell-through.

VSOE for maintenance is primarily based upon customer renewal history when the services are sold separately or on renewal rates stated in the contractual arrangement. VSOE for professional services is also based upon the price charged when the services are sold separately.

For multiple element arrangements, VSOE must exist for the undelivered elements to allocate the total fee among all delivered and non-essential undelivered elements of the arrangement. If the undelivered elements of the arrangement are essential to the functionality of the product, revenue is deferred until the essential elements are delivered. If VSOE does not exist for one or more non-essential undelivered elements, revenue is deferred until such evidence does exist for the undelivered elements, or until all elements are delivered, whichever is earlier, unless the undelivered elements are services in which case all revenue would be recognized over the period in which the services are expected to be performed.

The Company sells products to its end users and distributors under license agreements or purchase orders. Each new license includes maintenance, which includes the right to receive telephone support, “bug fixes” and unspecified upgrades and enhancements, for a specified duration of time, usually one year. The fee associated with such agreements is allocated between software license revenue and maintenance revenue based on the residual method. Software license revenue from these agreements or purchase orders is recognized upon receipt and acceptance of a signed contract or purchase order and delivery of the software, provided the related fee is fixed or determinable and collectability of the revenue is probable. If an acceptance period is required, revenue is recognized upon the earlier of customer acceptance or the expiration of the acceptance period, as defined in the applicable software license agreement.

SERENA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2013, 2012 and 2011

2.    Significant Accounting Policies—(Continued)

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based on the Company’s assessment of the collectability of customer accounts. The Company regularly reviews its receivables that remain outstanding past their applicable payment terms and establishes an allowance by considering factors such as historical experience, credit quality, age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay.

Research and Development

Cost to research, design, and develop the Company’s products are expensed as incurred. Software development costs are capitalized beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. Generally, the Company’s products are released soon after technological feasibility has been established. As a result, costs incurred between achieving technological feasibility and product general availability have not been significant.

Advertising

Advertising costs are charged to sales and marketing expense as incurred. Advertising expense was $3.6 million, $3.5 million and $3.1 million in the fiscal years ended January 31, 2013, 2012 and 2011, respectively.

Foreign Currency Translation

The functional currencies of the Company’s foreign subsidiaries are primarily the British Pound in the United Kingdom and the Euro in Europe, and to a lesser extent, other currencies including the Swiss Franc, Swedish Krona, Danish Krone, Singapore Dollar, Australian Dollar, Japanese Yen, Indian Rupee, South-Korean Won and Brazilian Real. Assets and liabilities of foreign operations with non-U.S. Dollar functional currency are translated to U.S. Dollars using exchange rates in effect at the end of the period. These foreign subsidiaries’ financial statements are translated using current exchange rates for balance sheet accounts and average rates during the period for income statement accounts. The resulting translation adjustments are included in the Company’s consolidated balance sheets in the stockholders’ equity section as a component of accumulated other comprehensive loss.

Loss Contingencies

The Company is subject to the possibility of various loss contingencies arising in the ordinary course of business. Management considers the likelihood of loss related to an asset, or the incurrence of a liability, as well as its ability to reasonably estimate the amount of loss, in determining loss contingencies. An estimated loss contingency is accrued when it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. The Company regularly evaluates current information available to determine whether such accruals should be adjusted and whether new accruals are required.

SERENA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2013, 2012 and 2011

2.    Significant Accounting Policies—(Continued)

Stock-Based Compensation

The Company utilizes the Black-Scholes option-pricing model to estimate the fair value of its stock options. The Company determines the fair value of its restricted stock units (“RSUs”) based upon the fair value of the shares of its common stock at the date of grant. The Company utilizes the graded-vesting attribution method for recognizing stock-based compensation expense. Compensation expense is only recorded for those awards that are expected to vest. Compensation expense for awards with performance-based vesting is recognized only for awards that are deemed probable of achieving the performance condition over the performance-based vesting period.

The Black-Scholes model requires various highly subjective assumptions that represent management’s best estimates of the fair value of the Company’s common stock, volatility, risk-free interest rates, expected life, and dividend yield. To assist management in determining the estimated fair value of the Company’s common stock, the Company engages a third-party valuation specialist to perform a valuation on a semi-annual basis as of January 31 and July 31. In estimating the fair value of the Company’s common stock, the external valuation firm employs a two-step approach that first estimates the fair value of the Company as a whole, and then allocates the enterprise value to the Company’s common stock. The Company’s expected volatility is based on the Company’s peer group’s common stock volatility over the period commensurate with the expected life of the options due to the lack of trading activities of its common stock. The risk-free interest rates are derived from the average U.S. Treasury constant maturity rates during the period and approximate the rate in effect at the time of grant for the respective expected term. To the extent relevant historical data is available, expected life is based on the observed and expected time to post-vesting exercise or cancellation of options. Otherwise, the simplified method is used to determine the expected life. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Deferred tax assets and liabilities are measured using enacted rates in effect for the year in which those temporary differences are expected to be recovered and settled. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized.

The Company accounts for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. The Company classifies the liability for unrecognized tax benefits as current to the extent that the Company anticipates payment of cash within one year. Interest and penalties related to uncertain tax positions are recognized in the provision for income taxes.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, Topic 350 - Comprehensive Income (“ASU 2013-02”), which amends Topic 220

SERENA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2013, 2012 and 2011

2.    Significant Accounting Policies—(Continued)

to improve the reporting of reclassifications out of accumulated other comprehensive income to the respective line items in net income. ASU 2013-02 is effective for reporting periods beginning after December 15, 2012. The Company intends to adopt this standard in the first quarter of fiscal 2014 and does not expect the adoption will have a material impact on its consolidated results of operations or financial condition.

3.    Cash and Cash Equivalents

The following tables summarize the Company’s cash and cash equivalents (in thousands):

	As of January 31, 2013			As of January 31 2012,
	Cost	Unrealized Losses	Fair Market Value	Cost	Unrealized Losses	Fair Market Value
Cash	$28,344	$—	$28,344	$31,019	$—	$31,019
Money market funds	68,971	—	68,971	78,669	—	78,669

Total	$97,315	$—	$97,315	$109,688	$—	$109,688

4.    Fair Value Measurement

The following table represents the Company’s financial instruments measured at fair value on a recurring basis (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of January 31, 2013:
Money market funds (1)	$68,971	$—	$—	$68,971
As of January 31, 2012:
Money market funds (1)	78,669	—	—	78,669

(1)	Included in cash and cash equivalents on the consolidated balance sheets

The Company’s policy is to recognize asset or liability transfers among Level 1, Level 2, and Level 3 as of the actual date of the events or change in circumstances that caused the transfer. During the years ended January 31, 2013 and 2012, the Company had no transfers between levels of the fair value hierarchy of its assets or liabilities measured at fair value.

Certain of the Company’s assets, including intangible assets and goodwill, are measured at fair value on a nonrecurring basis if impairment is indicated.

The carrying amount of the Company’s financial instruments including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair values due to their short-term maturities. The fair value of the long-term debt is disclosed in Note 7.

SERENA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2013, 2012 and 2011

5.    Goodwill and Intangible Assets

Goodwill

There were no changes in the carrying amount of goodwill during the years ended January 31, 2013 and 2012. There were no impairments to goodwill during the years ended January 31, 2013, 2012 and 2011.

Other Intangible Assets

The Company’s amortizing intangible assets were as follows (in thousands):

	As of January 31, 2013
	Gross	Accumulated Amortization	Net
Technology, licenses and patents	$184,213	$(179,159)	$5,054
Customer relationships	278,900	(240,663)	38,237
Trademarks	14,300	(12,334)	1,966
Internal-use software	6,711	(6,307)	404

Total	$484,124	$(438,463)	$45,661

	As of January 31, 2012
	Gross	Accumulated Amortization	Net
Technology, licenses and patents	$178,699	$(178,699)	$—
Customer relationships	278,900	(206,030)	72,870
Trademarks	14,300	(10,559)	3,741
Internal-use software	6,649	(5,996)	653

Total	$478,548	$(401,284)	$77,264

In May 2012, the Company entered into an agreement with a third-party to license certain source code owned by the third-party. As part of the agreement, the third-party was required to complete certain source code enhancements. The Company paid a total of $4.0 million in consideration in the second quarter of fiscal year 2013 and the remaining $1.4 million is payable upon completion of the required source code development and is considered as a non-cash investing activity. The source code development was completed during the fourth quarter of fiscal year 2013, and the remaining $1.4 million payment will be paid in the first quarter of fiscal 2014. The consideration paid along with $0.1 million in internal development costs was capitalized within intangible assets on the condensed consolidated balance sheet. Amortization commenced in the fourth quarter of fiscal 2013 upon general availability of the products. The intangible is being amortized over its estimated useful of 3 years on a straight-line basis with a corresponding charge to amortization of technology within costs of revenue in the consolidated statements of comprehensive income (loss).

Technologies acquired prior to fiscal 2013 were amortized over periods ranging from approximately 1.5 years to 5 years and the amortization expense associated with acquired technologies is reflected in amortization of technology within cost of revenue in the consolidated statements of comprehensive income (loss). Other intangible assets are being amortized over periods ranging from 3 years to 8 years and the amortization expense associated with other intangible assets is reflected in operating expenses in the consolidated statements of comprehensive income (loss). Cost associated with internal use software is amortized on a straight line basis over the expected useful life of the software, ranging from three to five years, beginning on the date the application becomes available for its intended use.

SERENA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2013, 2012 and 2011

5.    Goodwill and Intangible Assets—(Continued)

Weighted average estimated remaining useful life as of January 31, 2013 is as follows (in years):

Weighted Average Estimated Remaining Useful Life (In years)
Amortizing intangible assets:
Technology, licenses and patents	2.7
Customer relationships	1.3
Trademarks	1.3
Internal-use software	3

There were no impairment charges in fiscal year 2013, 2012 or 2011.

The estimated future amortization expense of purchased intangible assets is as follows (in thousands):

For year ending January 31, 2014	$38,376
For year ending January 31, 2015	5,876
For year ending January 31, 2016	1,409

Total	$45,661

6.    Other Financial Information

Property and Equipment

Property and equipment consisted of the following (in thousands):

	As of January 31,
	2013	2012
Computers and equipment	$9,631	$10,273
Furniture and fixtures	6,567	7,691

	16,198	17,964
Less: accumulated depreciation	(11,884)	(13,085)

Total	$4,314	$4,879

Depreciation expense was $2.6 million, $2.8 million and $3.0 million in fiscal year 2013, 2012 and 2011, respectively.

Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	As of January 31,
	2013	2012
Management incentive bonuses and commissions	$3,365	$5,056
Payroll-related items	4,725	4,911
Restructuring charges and accruals (note 8)	531	230
Other	8,886	8,719

Total	$17,507	$18,916

SERENA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2013, 2012 and 2011

6.    Other Financial Information—(Continued)

Allowance for Doubtful Accounts

Allowance for doubtful accounts consisted of the following (in thousands):

	Balance at Beginning of Period	Additions and Charges to Expenses	Deductions and Write-Offs	Balance at End of Period
Year Ended January 31, 2011	$1,480	$50	$(435)	$1,095
Year Ended January 31, 2012	1,095	4	(136)	963
Year Ended January 31, 2013	963	262	(131)	1,094

7.    Debt

The following table summarizes the Company’s long-term debt (in thousands, except percentages):

	As of January 31,
	2013	2012
2016 Tranche B term loans: due March 10, 2016, three-month LIBOR plus 4.00% with a 1.00% LIBOR floor	$117,399	$—
2013 Term loans: due March 10, 2013, three-month LIBOR plus 2.00%	—	117,399
2016 Extended term loans: due March 10, 2016, three-month LIBOR plus 4.00%	191,101	191,101
Senior Subordinated Notes: due March 15, 2016, 10.375%	101,542	134,265

Total	$410,042	$442,765

Senior Secured Credit Agreement

On March 10, 2006, the Company entered into a senior secured credit agreement (the “senior secured credit agreement” or the “Credit Facility”). The Credit Facility originally provided for (1) a seven-year term loan in the amount of $400.0 million amortizing at a rate of 1.00% per year on a quarterly basis for the first six and three-quarters years with the balance paid at maturity and (2) a six-year revolving credit facility that permitted loans in an aggregate amount of up to $75.0 million, including a letter of credit facility and a swing-line facility. In addition, subject to certain terms and conditions, the Credit Facility provided for one or more uncommitted incremental term loan or revolving credit facilities in an aggregate amount not to exceed $150.0 million.

First Amend and Extend Transaction

On March 2, 2011, the Company entered into an amendment to its Credit Facility to extend the final maturity of the outstanding term loans, extend the commitment termination date for a portion of the revolving credit facility and amend the financial covenants (the “1st Amendment”). As a result of the 1st Amendment, $191.1 million of the existing term loans were extended with a new maturity of March 10, 2016 (the “2016 Extended Term Loans”), and $20.0 million of the existing revolving credit commitments were extended with a new maturity of March 10, 2015 (the “Extended Revolving Credit Commitments”). The remaining $124.9 million of the existing term loans that were not extended (the “2013 Term Loans”), and the remaining $55.0 million of the existing revolving credit commitments that were not extended, continued to mature on March 10,

SERENA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2013, 2012 and 2011

7.    Debt—(Continued)

2013 and March 10, 2012, respectively. As a result of the 1st Amendment, the interest rate margins were increased by 200 basis points for the extended facilities. After giving effect to the 1st Amendment, the aggregate principal amount outstanding under the senior secured credit agreement did not change, and the principal amount of the term loans continue to amortize at a rate of 1.00% per year on a quarterly basis. In connection with the amendment, Lehman Commercial Paper Inc. resigned as administrative agent, collateral agent, swing-line lender and letter of credit issuer under the senior secured credit agreement and was replaced by Barclays Bank PLC.

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

The Credit Facility bears an annual commitment fee on the undrawn portion of that facility commencing on the date of execution and delivery of the senior secured credit agreement. As a result of the cancellation of the non-extended 2012 revolving credit commitment totaling $55.0 million during the quarter ended October 31, 2011, the annual commitment fee is limited to the amount of undrawn Extended Revolving Credit Commitments, which was equal to $20.0 million as of January 31, 2013. Effective February 1, 2011, the annual commitment fee is 0.375% per annum.

Senior Subordinated Notes

The Company has outstanding $101.5 million principal amount of senior subordinated notes, which bear interest at a rate of 10.375%, payable semi-annually on March 15 and September 15, and which mature on March 15, 2016. Each of the Company’s domestic subsidiaries that guarantees the obligations under the Company’s senior secured credit agreement will jointly, severally and unconditionally guarantee the notes on an unsecured senior subordinated basis. The Company does not have any domestic subsidiaries and, accordingly, there are no guarantors. The notes are the Company’s unsecured, senior subordinated obligations, and the guarantees, if any, will be unsecured, senior subordinated obligations of the guarantors. The notes are governed by the terms and conditions of an indenture dated as of March 10, 2006 (the “Indenture”). The notes are subject to redemption at the Company’s option pursuant to the terms and conditions specified in the Indenture, and may be redeemed at the option of the holders at 101% of their face amount, plus accrued and unpaid interest, upon certain change of control events.

SERENA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2013, 2012 and 2011

7.    Debt—(Continued)

From fiscal year 2009 through fiscal year 2010, the Company repurchased an aggregate of $57 million of principal amount of its original outstanding $200.0 million senior subordinated notes. In fiscal year 2011, the Company repurchased an aggregate of $8.7 million of principal amount of its original outstanding $200 million senior subordinated notes. The repurchases resulted in a net loss of $0.2 million from the extinguishment of debt. In fiscal year 2013, the Company repurchased an aggregate of $32.7 million of principal amount of the senior subordinated notes in two separate privately negotiated transactions. The repurchases resulted in a net loss of $1.0 million from the extinguishment of debt. The Company may, from time to time, continue to repurchase the senior subordinated notes in open market or privately negotiated purchases or otherwise, or redeem the senior subordinated notes pursuant to the terms of the Indenture.

Debt Covenants

The Credit Facility and the Indenture contain various covenants, including , among other things, limitations on additional indebtedness, capital expenditures, restricted payments, the incurrence of liens, transactions with affiliates and sales of assets. In addition, the Credit Facility requires the Company to comply with certain financial covenants, including leverage and interest coverage ratios and capital expenditure limitations. The Company was in compliance with all of the covenants under Credit Facility as of January 31, 2013.

The estimated fair values of the Company’s long-term debt are as follows (in thousands):

	Carrying Amount	Fair Value
As of January 31, 2013:
2016 Tranche B Term Loans	$117,399	$118,432
2016 Extended Term Loans	191,101	191,827
Senior Subordinated Notes	101,542	103,959
As of January 31, 2012:
2013 Tranche B Term Loans	$117,399	$115,932
2016 Extended Term Loans	191,101	187,279
Senior Subordinated Notes	134,265	138,293

The term loans and senior subordinated notes are measured at fair value using significant other observable inputs (Level 2) as defined by the hierarchy of valuation inputs described in Note 4. These measurements consider inputs such as observable prices for similar instruments, quoted prices in markets that are not active, or other inputs that are observable, either directly or indirectly, including price quotes from independent pricing vendors and broker-dealers and available trade, bid and other market information.

8.    Restructuring, Acquisition and Other Charges

The agreements underlying the Company’s senior subordinated notes and the Credit Facility include financial covenants based on Adjusted EBITDA. Restructuring, acquisition and other charges are a component of the Adjusted EBITDA and are recorded as a separate line within the consolidated statements of comprehensive income (loss).

SERENA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2013, 2012 and 2011

8.    Restructuring, Acquisition and Other Charges—(Continued)

Restructuring, acquisition and other charges consisted of the following (in thousands):

	Fiscal Years Ended January 31,
	2013	2012	2011
Restructuring	$(61)	$163	$2,272
Acquisition and Other Charges:
Acquisitions and costs related to issuance of debt	126	115	113
Sponsor and administration fees paid to Silver Lake, a related party	1,125	1,125	1,125
Severance, facility and other charges not part of restructuring and not part of ongoing operations	3,380	1,571	1,822

Total	$4,570	$2,974	$5,332

Restructuring charges are based on the Company’s restructuring plans that were committed to by management. These restructuring charges are restructuring, acquisition and other charges in the consolidated statements of comprehensive income (loss), as applicable. Any changes in the estimates of executing the approved plans will be reflected in the results of operations. Restructuring liabilities are reported within other accrued expenses in the consolidated balance sheets.

During 2011, the Company initiated a restructuring plan (the “2011 Restructuring Plan”) in an effort to better align its business operations with market and macroeconomic conditions. The 2011 Restructuring Plan consisted of certain workforce reductions and facility closures. Restructuring charges were based on the Company’s restructuring plans that were committed by management. Any changes in the estimates of executing the approved plans are reflected in the Company’s results of operations. Restructuring liabilities are reported within other accrued expenses in the condensed consolidated balance sheets.

The following table summarizes restructuring charges (in thousands):

	Severance, payroll taxes and other employee benefits	Facilities closures, legal and other miscellaneous	Total restructuring charges and accruals
Balances as of January 31, 2011	$1,347	$463	$1,810
Accrued	—	163	163
Paid	(1,347)	(565)	(1,912)

Balances as of January 31, 2012	—	61	61
Accrued or Adjusted	—	(61)	(61)

Balances as of January 31, 2013	$—	$—	$—

In February 2013, the Company initiated a restructuring plan (the “2013 Restructuring Plan”) in response to a decline in revenues and to better align its business operations to market opportunities. As part of the 2013 Restructuring Plan, the Company began to reduce its workforce by approximately 8% affecting all parts of the organization. These restructuring charges are estimated to be approximately $2.5 million and will be recorded in fiscal year 2014. The Company is also expecting to close certain offices throughout the world in which details would be finalized in fiscal year 2014.

SERENA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2013, 2012 and 2011

9.    Stock-Based Compensation

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

In the quarter ended October 31, 2012, the Company modified the performance target on approximately 3.0 million unvested performance options to align the performance targets with the Company’s recent financial forecasts. The original performance targets were established on the original respective grant dates and no expense had been recognized as the performance conditions were not deemed probable of achievement. The modification resulted in re-measurement of the awards with a resulting fair value of approximately $3.1 million. Assuming baseline performance conditions are met, the revised performance targets result in potential levels of achievement ranging from 50% to 150% of the base award value. Based upon current expectations of achievement, approximately $0.6 million is expected to be recognized over the vesting periods of the modified awards of approximately 2 years of which approximately $0.1 million was recognized in fiscal year 2013. In addition, the Company modified the vesting schedule of the modified performance options in the event of a change of control or the Company’s public offering. The modification was not made in contemplation of the occurrence of such an event.

SERENA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2013, 2012 and 2011

9.    Stock-Based Compensation—(Continued)

The following table sets forth the summary of option activity for the fiscal years ended January 31, 2011, 2012 and 2013:

	Options Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price (Per share)	Weighted Average Grant Date Fair Value (Per share)	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Balances as of January 31, 2010	1,997,529	10,212,401	$2.76		8.65	$3,524
Granted	(1,680,000)	1,680,000	3.12	$0.64
Exercised	0	(62,337)	1.25			114
Expired	0	—	0.00
Cancelled (1)	0	(18,770)	1.25
Cancelled	764,642	(764,642)	3.38
Restricted stock units granted, net of cancellations (2)	(200,000)	—	0.00

Balances as of January 31, 2011	882,171	11,046,652	2.79		7.21	$8,772
Granted	(827,500)	827,500	3.56	$0.70
Exercised	0	(3,882)	1.25			9
Expired	0	—	0.00
Cancelled (1)	0	(77,128)	1.25
Cancelled	3,210,631	(3,210,631)	3.02
Restricted stock units granted, net of cancellations (2)	705,000	—	0.00

Balances as of January 31, 2012	3,970,302	8,582,511	2.79		6.96	$8,009
Granted	(2,341,000)	2,341,000	3.55	$1.01
Exercised	0	(127,373)	1.25			311
Expired	0	(155,531)	1.25
Cancelled (1)	0	(233,742)	1.25
Cancelled	2,607,854	(2,607,854)	3.10
Restricted stock units granted, net of cancellations (2)	(125,000)	—	0.00

Balances as of January 31, 2013	4,112,156	7,799,011	$3.02		5.75	$1,091

As of January 31, 2013:
Vested and expected to vest		7,694,053	$3.01		5.72	$1,091
Vested and exercisable		4,435,976	$2.72		3.83	$1,091

(1)	Represents cancelled stock options which are not returned to the available-for-grant stock option pool.
(2)	Restricted stock units are granted from the stock option pool. In fiscal 2011, a total of 300,000 units were issued net of 100,000 units that were subsequently cancelled. In fiscal 2012, a total of 45,000 units were issued net of 750,000 units that were subsequently cancelled. In fiscal 2013, a total of 310,000 units were issued net of 185,000 units that were subsequently cancelled. See “Restricted Stock Units” below for further details.

SERENA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2013, 2012 and 2011

9.     Stock-Based Compensation—(Continued)

The pre-tax intrinsic value of options exercised, representing the difference between the fair value of the Company’s common stock on the date of exercise and the exercise price of each option.

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

Information regarding the stock options outstanding at January 31, 2013 is summarized as follows:

Exercise Price	Number Outstanding (1)	Weighted Average Remaining Contractual Life (In years)	Weighted Average Exercise Price on Options Outstanding	Number Exercisable (1)	Weighted Average Exercise Price on Options Exercisable
$1.25	872,810	1.09	$1.25	872,810	$1.25
$3.00	3,237,844	4.24	3.00	2,650,774	3.00
$3.08	554,999	6.27	3.08	314,926	3.08
$3.19	425,000	7.68	3.19	202,357	3.19
$3.48	1,268,500	9.17	3.48	0	3.48
$3.54	438,192	6.94	3.54	212,201	3.54
$3.58	226,666	7.66	3.58	110,690	3.58
$3.72	775,000	9.03	3.72	72,218	3.72

	7,799,011	5.75	$3.02	4,435,976	$2.72

(1)	The table shows options without consideration of expected forfeitures.
(2)	Total stock options outstanding at January 31, 2013 consist of 4,881,857 time-based options, 1,994,344 performance-based options and 922,810 time-based options granted prior to the Merger which has been assumed by the Company after the Merger.

As of January 31, 2013, a total of 15,413,815 shares of common stock were reserved for issuance upon the exercise of stock options and for the future grant of stock options or awards under the Amended 2006 Plan.

The fair value of each stock option grant under the stock option plans is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Fiscal Years Ended January 31,
	2013	2012	2011
Expected life (in years)	4.7	3.0	2.7
Risk-free interest rate	0.7%	0.5%	0.7%
Volatility	32.7%	28.0%	30.6%
Dividend yield	0.0%	0.0%	0.0%
Weighted-average fair value per common share	$3.60	$3.56	$3.14

SERENA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2013, 2012 and 2011

9.     Stock-Based Compensation—(Continued)

Restricted Stock Awards

In connection with the Merger, the Company entered into a restricted stock agreement, dated as of March 2006 with Robert Pender, the Company’s former Chief Financial Officer. Pursuant to this agreement, Mr. Pender was issued 307,200 shares of the Company’s common stock. The restricted stock award vested in full on June 16, 2010 pursuant to the terms of the restricted stock agreement. Mr. Pender transferred 112,681 shares of the Company’s common stock to the Company for purposes of paying applicable income tax withholdings resulting from the vesting of the restricted stock award pursuant to the terms of the restricted stock agreement. There were no non-vested shares as of January 31, 2013.

Restricted Stock Units

The following table sets forth the summary of RSUs’ activity:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Balances as of January 31, 2010	1,820,000	$3.00
Granted	300,000	3.10
Vested	—	0.00
Cancelled	(100,000)	3.00

Balances as of January 31, 2011	2,020,000	3.01	1.76	$7,232
Granted	45,000	3.54
Vested	—	0.00
Cancelled	(750,000)	3.01

Balances as of January 31, 2012	1,315,000	3.04	0.88	4,892
Granted	310,000	3.56
Vested	(995,000)	3.00
Cancelled	(185,000)	3.20

Balances as of January 31, 2013	445,000	$3.42	1.71	1,113

As of January 31, 2013:
Vested and expected-to-vest RSUs	429,978		1.69	$1,075

In October, 2012, the Company modified the vesting schedule of approximately 0.8 million unvested RSUs in the event of a change of control or the Company’s public offering. The Company also modified the RSUs to allow for full vesting if the holder is terminated without cause or resigns for good reason within twelve months following a change of control of the Company. These modifications were not made in contemplation of the occurrence of such events.

As of January 31, 2013, total unrecognized compensation costs related to unvested stock options and RSUs were $1.9 million and $0.9 million, respectively. Costs related to unvested stock options are expected to be recognized over a period ranging from approximately 2 to 3 years. Costs related to RSUs are expected to be recognized over a period of 3 years from the grant date.

SERENA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2013, 2012 and 2011

9.     Stock-Based Compensation—(Continued)

Stock-based compensation expense for the fiscal years ended January 31, 2013, 2012 and 2011 is categorized as follows (in thousands):

	Fiscal Years Ended January 31,
	2013	2012	2011
Cost of revenue—maintenance	$57	$63	$94
Cost of revenue—professional services	48	66	63
Sales and marketing	286	557	541
Research and development	251	(110)	796
General and administrative	971	819	2,091

Total stock-based compensation expense	1,613	1,395	3,585
Income tax benefit	(614)	(541)	(1,393)

Total stock-based compensation expense, net of tax	$999	$854	$2,192

10.    Segments

The Company’s chief operating decision maker (“CODM”), who is our Chief Executive Officer, allocates resources and assesses performance based on financial information of the Company. The CODM reviews financial information presented on an entity level basis accompanied by disaggregated information about revenues by product type and certain information about geographic regions for purposes of making operating decisions and assessing financial performance. The entity level financial information is identical to the information presented in the accompanying consolidated statements of comprehensive income (loss). Accordingly, the Company has determined that it operates in a single operating and reportable segment: enterprise change management software.

The Company attributes revenues to geographic region generally based on the country in which the products are shipped to. The following table shows net revenues by geographic region (in thousands):

	Fiscal Years Ended January 31,
	2013	2012	2011
United States of America:
Software licenses	$24,993	$31,657	$32,089
Maintenance and professional services	107,432	108,835	113,102

	132,425	140,492	145,191

Europe, Asia and South America:
Software licenses	18,331	23,256	19,293
Maintenance and professional services	52,681	55,793	49,902

	71,012	79,049	69,195

Total	$203,437	$219,541	$214,386

SERENA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2013, 2012 and 2011

10.    Segments—(Continued)

The Company tracks assets by physical location. The majority of the Company’s assets, excluding cash and cash equivalents as of January 31, 2013 and 2012, were attributable to U.S. operations. Property and equipment is summarized below (in thousands):

	As of January 31,
	2013	2012
United States of America	$2,501	$2,909
Europe, Asia and South America	1,813	1,970

Total	$4,314	$4,879

No customer accounted for 10% or more of consolidated revenues in fiscal years 2013, 2012 or 2011.

11.    Income Taxes

Income before income taxes related to foreign operations was $8.4 million, $12.7 million and $9.3 million in fiscal 2013, 2012 and 2011, respectively.

The provision (benefit) for income taxes consisted of the following (in thousands):

	Fiscal Years Ended January 31,
	2013	2012	2011
Current:
Federal	$5,731	$12,488	$10,102
State	238	1,777	923
Foreign	2,273	2,776	1,881

	8,242	17,041	12,906

Deferred:
Federal	(10,832)	(14,916)	(21,348)
State	(1,057)	(1,583)	(3,890)
Foreign	(334)	376	(105)

	(12,223)	(16,123)	(25,343)

Total income tax (benefit) provision	$(3,981)	$918	$(12,437)

SERENA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2013, 2012 and 2011

11.    Income Taxes—(Continued)

The (benefit) provision for income taxes differs from the amount computed by applying the federal statutory rate to (loss) income before (benefit) provision for income taxes as follows (in thousands):

	Fiscal Years Ended January 31,
	2013	2012	2011
Tax (benefit) expense at federal statutory rate	$(524)	$3,452	$(7,698)
Research and experimentation credit	(303)	(316)	(571)
State tax, net of federal effect	(489)	(251)	(1,550)
Foreign rate differential	(1,376)	(1,400)	706
Change in reserves for uncertain tax positions	(680)	259	(2,493)
Impairment of goodwill and other intangibles	—	—	502
Domestic manufacturing deduction	(737)	(1,267)	(1,083)
Other	128	441	(250)

Total income tax (benefit) provision	$(3,981)	$918	$(12,437)

The cumulative amount of unremitted foreign earnings that are considered to be permanently invested outside the United States and on which no U.S. taxes have been provided were approximately $46.5 million, $39.5 million and $32.8 million as of January 31, 2013, 2012 and 2011, respectively. If the Company was to remit these earnings, foreign tax credits may become available under current law to reduce the resulting U.S. income tax liability. However, determination of the U.S. income tax liability if such amounts were remitted is not practicable.

The Company’s net deferred tax assets (liabilities) are summarized as follows (in thousands):

	Fiscal Years Ended January 31,
	2013	2012
Deferred tax assets:
Allowance for doubtful accounts	$299	$290
Accrued expenses	1,348	1,282
Deferred revenue	4,128	3,333
State taxes	225	675
Long-lived assets acquired in a business combination, net	861	1,041
Net operating losses and tax credits carryforward	5,987	5,893
Stock-based compensation	3,285	3,709
Other	245	291

Gross deferred tax assets	16,378	16,514
Valuation allowance	(1,779)	(846)

Net deferred tax assets	14,599	15,668

Deferred tax liabilities:
Long-lived assets acquired in a business combination, net	(14,119)	(27,758)
Property and equipment, net	(520)	(176)
Income from discharge of indebtedness	(2,850)	(2,843)
Unremitted foreign earnings	(483)	(725)
Other	(229)	14

Total deferred tax liabilities	(18,201)	(31,488)

Net deferred tax liabilities	$(3,602)	$(15,820)

SERENA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2013, 2012 and 2011

11.    Income Taxes—(Continued)

As the Company has future reversing taxable temporary differences sufficient to recover most deductible temporary differences, a valuation allowance has only been necessary in certain instances. The Company recorded a valuation allowance of $1.8 million and $0.8 million at January 31, 2013 and 2012, respectively. The valuation allowance increased $0.2 million for the year ended January 31, 2011 for certain net operating loss carryforwards whose realizability is limited by change of ownership rules. The valuation allowance increased $1.0 million and $0.5 million for the years ended January 31, 2013 and 2012, respectively, due to changes in income apportioned to California. The income apportioned to California impacts the future taxable income for the years in which the deferred tax assets are expected to be realized or settled.

At January 31, 2013, the Company had U.S. federal and state net operating loss carryforwards of approximately $10.5 million and $3.9 million, respectively. The U.S. federal and state losses will begin expiring in 2020 and 2015, respectively, if not utilized. The Company’s net operating losses are limited by the annual limitations described in Section 382 of the Internal Revenue Code. At January 31, 2013, the Company had no U.S. federal tax credit carryforwards and it had state tax credit carryforwards of approximately $1.8 million. The state research and development credit carryforwards will carryforward indefinitely.

The Company had total federal, state and foreign unrecognized tax benefits of $3.5 million and $4.6 million, including interest of $0.8 million and $1.0 million at January 31, 2013 and January 31, 2012, respectively. Of the total unrecognized tax benefits, $2.4 million and $3.6 million as of January 31, 2013 and 2012, respectively, if recognized, would reduce the Company’s effective tax rate in the period of recognition.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

	Fiscal Years Ended January 31,
	2013	2012
Balance at beginning of fiscal year	$3,590	$2,883
Increases related to current year tax positions	114	107
Increase related to prior year tax positions	199	631
Decreases related to prior year tax positions	—	(31)
Decreases related to lapsing of statute of limitations	(640)	—
Decreases related to settlements with taxing authorities	(496)	—

Balance at end of fiscal year	$2,767	$3,590

The statute of limitations on the Company’s federal tax return filings remains open for the years ended January 31, 2010 through January 31, 2012. The statute of limitations on the Company’s major state tax return filings remains open for the years ended January 31, 2009 through January 31, 2012. The statute of limitations on the Company’s U.K. income tax filings remains open for the years ended January 31, 1999 through January 31, 2012. Over the next twelve months, the Company expects a decrease of $0.5 million in its unrecognized tax benefits primarily as a result of expiring statutes of limitation and settlements with certain state taxing authorities.

SERENA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2013, 2012 and 2011

12.    Commitment and Contingencies

Commitments

The following table summarizes the Company’s future principal contractual obligations as of January 31, 2013 (in thousands):

	Total	Payments Due by Fiscal Year Ended January 31,					Thereafter
		2014	2015	2016	2017	2018
Operating leases	$15,298	$3,384	$2,834	$2,314	$2,199	$2,005	$2,562
Credit Facility:
2016 Tranche B Term Loans: due March 10, 2016	117,399	—	—	—	117,399	—	—
2016 Extended Term Loans: due March 10, 2016	191,101	—	—	—	191,101	—	—
Senior Subordinated Notes: due March 15, 2016	101,542	—	—	—	101,542	—	—
Interest payments on long-term debt	77,595	24,527	24,496	24,496	4,076	—	—

	$502,935	$27,911	$27,330	$26,810	$416,317	$2,005	$2,562

This table excludes the Company’s unrecognized tax benefits totaling $3.5 million as of January 31, 2013 since the Company has determined that the timing of payments with respect to these liabilities cannot be reasonably estimated.

Scheduled interest payments are calculated through the instrument’s due date and assume no principal pay-downs, borrowings or early repayments triggered by the occurrence of certain events. Scheduled interest payments on debt include the 2016 extended term loans due March 10, 2016 at an assumed annual rate of 4.21%, which is the rate in effect as of January 31, 2013, the 2016 Tranche B Term Loans due March 10, 2016 at an assumed annual rate of 5.00%, which is the rate in effect as of January 31, 2013, the commitment fee on the unutilized amount of the 2015 extended revolving credit facility due March 10, 2015 at an assumed annual rate of 0.375%, which is the rate in effect as of April 30, 2013, and the ten year senior subordinated notes due March 15, 2016 at the stated annual rate of 10.375%.

Office Facility Leases

The Company leases its office facilities under operating lease agreements that expire from 2013 to 2018. The terms of the lease agreements provide for rental payments on a gradual basis. The Company recognizes rent expense on a straight-line basis over the lease period.

Long-Term Debt

As of January 31, 2013, the Company had total outstanding debt of $410.0 million. All of this debt matures in March 2016. Details of long-term debt are disclosed in Note 7.

SERENA SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Years Ended January 31, 2013, 2012 and 2011

12.    Commitment and Contingencies—(Continued)

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

13.    Selected Quarterly Financial Data (Unaudited)

The tables below set forth selected unaudited financial data for each quarter of the fiscal years ended January 31, 2013 and 2012 (in thousands):

	Fiscal 2013
	Quarter Ended
	Apr 30,	Jul 31,	Oct 31,	Jan 31,
Revenue	$47,919	$52,448	$53,164	$49,906
Cost of revenue	8,956	8,994	9,101	9,361
Gross profit	38,963	43,454	44,063	40,545
Operating expenses	35,297	36,094	34,763	32,072
Operating income	3,666	7,360	9,300	8,473
Income (loss) before income taxes	(4,027)	(246)	2,007	768
Income tax (benefit) provision	(914)	68	(2,127)	(1,008)
Net income (loss)	(3,113)	(314)	4,134	1,776

	Fiscal 2012
	Quarter Ended
	Apr 30,	Jul 31,	Oct 31,	Jan 31,
Revenue	$49,192	$57,159	$55,658	$57,532
Cost of revenue	12,122	9,201	9,239	8,837
Gross profit	37,070	47,958	46,419	48,695
Operating expenses	34,478	36,498	35,469	35,530
Operating income	2,592	11,460	10,950	13,165
Income (loss) before income taxes	(5,412)	4,656	4,154	6,464
Income tax (benefit) provision	(5,412)	57	952	426
Net income (loss)	(4,895)	4,599	3,202	6,038

EXHIBIT LISTS

Exhibit No.	Exhibit Description

3.1	Restated Certificate of Incorporation of Serena Software, Inc. (incorporated by reference to Exhibit 3.01 to the registrant’s current report on Form 8-K (File No. 000-25285), filed with the SEC on August 21, 2006)

3.2	Bylaws of Serena Software, Inc. (incorporated by reference to Exhibit 3.02 to the registrant’s current report on Form 8-K (File No. 000-25285), filed with the SEC on August 21, 2006)

4.1	Indenture between Serena Software, Inc., Spyglass Merger Corp. and The Bank of New York, as Trustee dated March 10, 2006 (incorporated by reference to Exhibit 99.B(2) to the registrant’s amended Schedule 13E-3 (File No. 005-58055), filed with the SEC on March 15, 2006)

4.2	Registration Rights Agreement among Serena Software, Inc., Spyglass Merger Corp., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Lehman Brothers Inc. dated March 10, 2006 (incorporated by reference to Exhibit 18 to the amended Schedule 13D (File No. 005-58055), filed by Silver Lake Partners II, L.P. with the SEC on March 16, 2006)

4.3	Form of 10 3/8% Senior Subordinated Note due 2016 (included in Exhibit 4.1)

10.1	Sublease dated December 5, 2007 between Nuance Communications, Inc. and Serena Software, Inc. (for prior headquarter facilities located in Redwood City, California) (incorporated by reference to Exhibit 10.3 to the registrant’s annual report on Form 10-K (File No. 000-25285), filed with the SEC on April 21, 2008)

10.2	Consent to Sublease dated December 14, 2007 among VII Pac Shores Investors, LLC, Nuance Communications, Inc. and Serena Software, Inc. (for prior headquarter facilities located in Redwood City, California) (incorporated by reference to Exhibit 10.4 to the registrant’s annual report on Form 10-K (File No. 000-25285), filed with the SEC on April 21, 2008)

10.3	Office Lease dated March 16, 2012 between Legacy Partners II San Mateo Plaza, LLC and Serena Software, Inc. (incorporated by reference to Exhibit 10.3 to the registrant’s annual report on Form 10-K (File No. 000-25285), filed with the SEC on April 30, 2012)

10.4	Amendment Agreement dated as of March 2, 2011 among Serena Software, Inc., the lending institutions party to the Credit Agreement dated as of March 10, 2006, and Barclays Bank PLC, as Administrative Agent, Collateral Agent, Swingline Lender and Letter of Credit Issuer to the Credit Agreement dated as of March 10, 2006 (incorporated by reference to Exhibit 10.6 to the registrant’s annual report on Form 10-K (File No. 000-25285), filed with the SEC on May 2, 2011)

10.5	Amended and Restated Credit Agreement among Serena Software, Inc., Barclays Bank PLC, as Administrative Agent and Collateral Agent, Barclays Capital, as Lead Arranger, Bookrunner and Syndication Agent, and the lending institutions from time to time parties thereto, dated as of March 2, 2011(incorporated by reference to Exhibit 10.7 to the registrant’s annual report on Form 10-K (File No. 000-25285), filed with the SEC on May 2, 2011)

10.6	Amended and Restated Security Agreement among Serena Software, Inc. and Barclays Bank PLC, as Collateral Agent, dated as of March 2, 2011(incorporated by reference to Exhibit 10.8 to the registrant’s annual report on Form 10-K (File No. 000-25285), filed with the SEC on May 2, 2011)

10.7	Amended and Restated Pledge Agreement among Serena Software, Inc. and Barclays Bank PLC, as Collateral Agent, dated as of March 2, 2011(incorporated by reference to Exhibit 10.9 to the registrant’s annual report on Form 10-K (File No. 000-25285), filed with the SEC on May 2, 2011)

10.8	Extension Agreement and Amendment No. 1 among Serena Software, Inc., Barclays Bank PLC, as Administrative Agent and Collateral Agent, and the lending institutions from time to time parties thereto, dated as of April 12, 2012 (incorporated by reference to Exhibit 10.8 to the registrant’s annual report on Form 10-K (File No. 000-25285), filed with the SEC on April 30, 2012)

Exhibit No.	Exhibit Description

10.9	Stockholders Agreement among Spyglass Merger Corp., Silver Lake Partners II, L.P., Silver Lake Technology Investors II, L.P., Serena Co-Invest Partners, L.P., Integral Capital Partners VII, L.P., Douglas D. Troxel Living Trust, Change Happens Foundation and Douglas D. Troxel dated as of March 10, 2006 (incorporated by reference to Exhibit 22 to the amended Schedule 13D (File No. 005-58055), filed by Silver Lake Partners II, L.P. with the SEC on March 16, 2006)

10.10	Management Stockholders Agreement, dated as of March 7, 2006, among Spyglass Merger Corp., Silver Lake Partners II, L.P., Silver Lake Technology Investors II, L.P. and the Initial Management Investors named therein (incorporated by reference to Exhibit 23 to the amended Schedule 13D (File No. 005-58055), filed by Silver Lake Partners II, L.P. with the SEC on March 16, 2006)

10.11	Management Agreement between Spyglass Merger Corp. and Silver Lake Technology Management, L.L.C. dated as of November 11, 2005 (incorporated by reference to Exhibit 10.19 to the registrant’s registration statement on Form S-4 (File No. 333-133641), filed by the registrant with the SEC on April 28, 2006)

10.12	Letter Agreement re: Advancement and Indemnification Rights between Serena Software, Inc. and Silver Lake Group LLC dated September 14, 2011 (incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q (File No. 000-25285), filed by the registrant with the SEC on September 14, 2011)

10.13*	Amended and Restated 1997 Stock Option Plan (incorporated by reference to Exhibit 10.2A to the registrant’s registration statement on Form S-1 (Registration No. 333-67761), filed with the SEC on February 11, 1999)

10.14*	Form of Option Agreement under the Amended and Restated 1997 Stock Option Plan (incorporated by reference to Exhibit 10.2B to the registrant’s registration statement on Form S-1 (Registration No. 333-67761), filed with the SEC on February 11, 1999)

10.15*	Amended and Restated 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K (File No. 000-25285) filed by registrant with the SEC on September 24, 2009)

10.16*	First Amendment to Amended and Restated 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K (File No. 000-25285) filed by registrant with the SEC on October 12, 2012)

10.17*	Form of Time and Performance Option Agreement under the Amended and Restated 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the registrant’s current report on Form 8-K (File No. 000-25285) filed by registrant with the SEC on November 5, 2009)

10.18*	Form of Time and Performance Option Agreement under Amended and Restated 2006 Stock Incentive Plan (revised form approved as of October 10, 2012) (incorporated by reference to Exhibit 10.6 to the registrant’s current report on Form 8-K (File No. 000-25285) filed by registrant with the SEC on October 12, 2012)

10.19*	Form of First Amendment to Time and Performance Option Grant Notice under Amended and Restated 2006 Stock Incentive Plan (FY 2010 Awards) (incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K (File No. 000-25285) filed by registrant with the SEC on October 12, 2012)

10.20*	Form of First Amendment to Time and Performance Option Grant Notice under Amended and Restated 2006 Stock Incentive Plan (FY 2011 Awards) (incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K (File No. 000-25285) filed by registrant with the SEC on October 12, 2012)

Exhibit No.	Exhibit Description

10.21*	Form of First Amendment to Time and Performance Option Grant Notice under Amended and Restated 2006 Stock Incentive Plan (FY 2012 Awards) (incorporated by reference to Exhibit 10.4 to the registrant’s current report on Form 8-K (File No. 000-25285) filed by registrant with the SEC on October 12, 2012)

10.22*	Form of First Amendment to Time and Performance Option Grant Notice under Amended and Restated 2006 Stock Incentive Plan (FY 2013 Awards) (incorporated by reference to Exhibit 10.5 to the registrant’s current report on Form 8-K (File No. 000-25285) filed by registrant with the SEC on October 12, 2012)

10.23*	Form of Time Option Agreement under the Amended and Restated 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.19 to the registrant’s annual report on Form 10-K (File No. 000-25285), filed by the registrant with the SEC on April 30, 2010)

10.24*	Form of Restricted Stock Unit Agreement under the Amended and Restated 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K (File No. 000-25285) filed by registrant with the SEC on September 24, 2009)

10.25*	Form of Restricted Stock Unit Agreement under Amended and Restated 2006 Stock Incentive Plan (revised form approved as of October 10, 2012) (incorporated by reference to Exhibit 10.8 to the registrant’s current report on Form 8-K (File No. 000-25285) filed by registrant with the SEC on October 12, 2012)

10.26*	Form of First Amendment to Restricted Stock Unit Agreement under Amended and Restated 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to the registrant’s current report on Form 8-K (File No. 000-25285) filed by registrant with the SEC on October 12, 2012)

10.27*	Employment Offer Letter between Serena Software, Inc. and John Nugent dated October 28, 2009 (incorporated by reference to Exhibit 10.21 to the registrant’s annual report on Form 10-K (File No. 000-25285), filed by the registrant with the SEC on April 30, 2010)

10.28*	Employment offer letter between Serena Software, Inc. and Joseph Passarello dated April 16, 2012 (incorporated by reference to Exhibit 10.1 to the registrants quarterly report on Form 10-Q (File No. 0000-25285), filed by the registrant with the SEC on September 14, 2012)

10.29*	Agreement and Release between Serena Software, Inc. and John Alves dated May 25, 2012 (incorporated by reference to Exhibit 10.2 to the registrants quarterly report on Form 10-Q (File No. 0000-25285), filed by the registrant with the SEC on September 14, 2012)

10.30*	Agreement and Release between Serena Software, Inc. and John Nugent dated January 10, 2013 (incorporated by reference to Exhibit 10.1 to the registrants current report on Form 8-K (File No. 0000-25285), filed by the registrant with the SEC on January 16, 2013)

10.31*	Form of Change in Control Agreement (incorporated by reference to Exhibit 10.18 to the registrant’s annual report on Form 10-K (File No. 000-25285), filed by the registrant with the SEC on April 30, 2007)

10.32*	Form of Amendment No. 1 to Change in Control Agreement dated as of December 31, 2008 (incorporated by reference to Exhibit 10.23 to the registrant’s annual report on Form 10-K (File No. 000-25285) filed by the registrant with the SEC on May 1, 2009)

10.33*†	Form of Amendment No. 2 to Change in Control Agreement dated as of December 3, 2012

10.34*	FY 2013 Executive Annual Incentive Plan (incorporated by reference to Exhibit 10.33 to the registrant’s annual report on Form 10-K (File No. 000-25285), filed by the registrant with the SEC on April 30, 2012)

Exhibit No.	Exhibit Description

10.35*†	FY 2014 Executive Annual Incentive Plan

12.1†	Statement of Computation of Ratio of Earnings to Fixed Charges

14.1	Financial Code of Ethics (incorporated by reference to Exhibit 14.1 to the registrant’s annual report on Form 10-K (File No. 000-25285), filed by the registrant with the SEC on April 30, 2007)

21.1†	List of Subsidiaries of Serena Software, Inc.

24.1†	Powers of Attorney (included on signature page)

31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1††	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2††	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†††	XBRL Instance Document

101.SCH†††	XBRL Taxonomy Extension Schema Document

101.CAL†††	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB†††	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†††	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF†††	XBRL Taxonomy Extension Definition Linkbase Document

*	Indicates a management contract or compensatory plan or arrangement.
†	Exhibit is filed herewith.
††	Exhibit is furnished rather than filed, and will not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.
†††	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under such section.