Form 10-Q
period 2013-04-30
SERENA SOFTWARE INC
filed 2013-06-11
CIK 1073967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED April 30, 2013

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

As of April 30, 2013, 99,148,724 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SERENA SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par values)

(Unaudited)

	April 30, 2013	January 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$103,719	$97,315
Accounts receivable, net of allowance of $915 and $1,094 at April 30, 2013 and January 31, 2013, respectively	11,359	16,113
Deferred tax assets, net	5,705	5,730
Prepaid expenses and other current assets	13,086	9,405

Total current assets	133,869	128,563
Property and equipment, net	3,961	4,314
Intangible assets, net	36,191	45,661
Goodwill	462,400	462,400
Other long-term assets	4,595	5,089

TOTAL ASSETS	$641,016	$646,027

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,472	$2,330
Accrued expenses	14,241	17,507
Accrued interest payable	1,941	4,614
Deferred revenue	71,860	67,056

Total current liabilities	90,514	91,507

Long-term debt	410,042	410,042
Long-term deferred revenue	9,531	9,026
Deferred tax liabilities, net	5,608	9,326
Other long-term liabilities	4,591	4,563

Total liabilities	520,286	524,464

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Series A Preferred stock, $0.01 par value; 1 share authorized, issued and outstanding	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 99,148,724 and 99,084,473 shares issued and outstanding at April 30, 2013 and January 31, 2013, respectively	991	991
Additional paid-in capital	517,388	516,986
Accumulated other comprehensive loss	(1,807)	(1,809)
Accumulated deficit	(395,842)	(394,605)

Total stockholders’ equity	120,730	121,563

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$641,016	$646,027

See accompanying notes to condensed consolidated financial statements.

SERENA SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

For the Three Months Ended April 30, 2013 and 2012

(In thousands)

(Unaudited)

	Three Months Ended April 30,
	2013	2012
Revenue:
Software licenses	$4,587	$7,929
Maintenance	33,193	34,362
Professional services	4,524	5,628

Total revenue	42,304	47,919

Cost of revenue:
Software licenses	246	547
Maintenance	2,998	2,874
Professional services	4,333	5,534
Amortization of technology	459	—

Total cost of revenue	8,036	8,955

Gross profit	34,268	38,964

Operating expenses:
Sales and marketing	13,045	14,833
Research and development	6,732	6,975
General and administrative	3,120	3,915
Amortization of intangible assets	9,145	9,183
Restructuring, acquisition and other charges	3,608	392

Total operating expenses	35,650	35,298

Operating (loss) income	(1,382)	3,666

Other income (expense):
Interest income	35	52
Interest expense	(6,502)	(7,168)
Amend and extend transaction fees	—	(577)

Total other expense, net	(6,467)	(7,693)

Loss before income taxes	(7,849)	(4,027)

Income tax benefit	(6,612)	(914)

Net loss	(1,237)	(3,113)

Foreign currency translation adjustments	2	(243)

Comprehensive loss	$(1,235)	$(3,356)

See accompanying notes to condensed consolidated financial statements.

SERENA SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended April 30, 2013 and 2012

(In thousands)

(Unaudited)

	Three Months Ended April 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(1,237)	$(3,113)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	10,064	9,815
Stock-based compensation	507	484
Deferred income taxes	24	(3,559)
Amortization of debt issuance costs	413	549
Amend and extend transaction fees	—	577
Changes in operating assets and liabilities:
Accounts receivable	4,754	6,696
Prepaid expenses and other assets	(4,076)	(430)
Accounts payable	142	992
Income taxes (receivable) payable	(3,711)	866
Accrued expenses and other liabilities	(1,418)	(4,976)
Accrued interest payable	(2,673)	(3,348)
Deferred revenue	5,309	7,118

Net cash provided by operating activities	8,098	11,671

Cash flows from investing activities:
Purchases of property and equipment	(79)	(438)
Purchases of intangible assets	(1,513)	(100)

Net cash used in investing activities	(1,592)	(538)

Cash flows from financing activities:
Exercise of stock options under employee stock option plan	9	67
Repurchase of common stock for taxes due from option exercises and restricted stock unit releases	(113)	(149)
Proceeds from borrowings	—	84,400
Payments on debt	—	(84,400)
Debt issuance costs paid	—	(3,757)

Net cash used in financing activities	(104)	(3,839)

Effect of exchange rate changes on cash	2	(243)

Net increase in cash and cash equivalents	6,404	7,051
Cash and cash equivalents at beginning of period	97,315	109,688

Cash and cash equivalents at end of period	$103,719	$116,739

Supplemental disclosures of cash flow information:

Income taxes paid, net of refunds	$817	$1,703

Interest expense paid	$8,762	$9,967

See accompanying notes to condensed consolidated financial statements.

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Basis of Presentation

The unaudited condensed consolidated financial statements of Serena Software, Inc. (“Serena” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information as well as the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated balance sheet as of January 31, 2013, is derived from the audited consolidated financial statements for the year ended January 31, 2013. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for the three months ended April 30, 2013, are not necessarily indicative of the results that may be expected for the year ending January 31, 2014, or any future period. The information included in this Quarterly Report on Form 10-Q (“Report”) should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” “Quantitative and Qualitative Disclosures About Market Risk,” and the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2013.

Use of Estimates

The preparation of the financial statements and related disclosures in conformity with U.S. GAAP requires the Company to make judgments, assumptions, and estimates that affect the amounts reported in the condensed consolidated financial statements and the accompanying notes. The Company bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes are reasonable under the circumstances, to determine the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent there are material differences between the Company’s estimates and the actual results, the Company’s future consolidated results of operations may be affected.

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies as compared to the accounting policies described in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements in Item 8 of Part II of the Company’s Annual Report on Form 10-K for the year ended January 31, 2013.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, Topic 350 – Comprehensive Income (“ASU 2013-02”), which amends Topic 220 to improve the reporting of classifications out of accumulated other comprehensive income to the respective line items in net income. ASU 2013-02 is effective for reporting periods beginning after December 15, 2012. The Company adopted this standard in the three months ended April 30, 2013. The adoption did not impact the Company’s consolidated results of operations or financial condition as the Company does not currently have any significant reclassifications out of accumulated other comprehensive income (loss).

2. FAIR VALUE MEASUREMENTS

The following table represents the Company’s financial instruments measured at fair value on a recurring basis (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of April 30, 2013:
Money market funds (1)	$76,295	$—	$—	$76,295

As of January 31, 2013:
Money market funds (1)	68,971	—	—	68,971

(1)	Included in cash and cash equivalents on the condensed consolidated balance sheets

The carrying amount of the Company’s financial instruments including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair values due to their short-term maturities. The estimated fair value of the Company’s long-term debt is disclosed in Note 4 herein.

3. GOODWILL AND INTANGIBLE ASSETS

Goodwill

There were no changes in the carrying amount of goodwill during the three months ended April 30, 2013. Goodwill is not amortized, but instead tested for impairment annually during the fourth quarter. Goodwill may also be tested for impairment between annual tests in the presence of impairment indicators. There were no impairments to goodwill during the three months ended April 30, 2013 and 2012, respectively.

Intangible Assets

In May, 2012, the Company entered into an agreement with a third-party to license source code owned by the third party. As part of the agreement, the third-party was required to complete source code enhancements. The Company paid total consideration of $5.4 million, of which $4.0 million was paid in fiscal year 2013 and the remaining $1.4 million was paid in the three months ended April 30, 2013. The total consideration of $5.4 million, along with $0.1 million in internal development costs, was capitalized within intangible assets on the condensed consolidated balance sheet in fiscal 2013. The intangible asset is being amortized over its estimated useful life of 3 years on a straight-line basis with a corresponding charge to amortization of technology within costs of revenue in the consolidated statements of comprehensive loss.

The Company’s intangible assets were as follows (in thousands):

	As of April 30, 2013
	Gross	Accumulated Amortization	Net
Technology, licenses and patents	$184,213	$(179,597)	$4,616
Customer relationships	278,900	(249,294)	29,606
Trademarks	14,300	(12,778)	1,522
Internal-use software	6,827	(6,380)	447

Total	$484,240	$(448,049)	$36,191

	As of January 31, 2013
	Gross	Accumulated Amortization	Net
Technology, licenses and patents	$184,213	$(179,159)	$5,054
Customer relationships	278,900	(240,663)	38,237
Trademarks	14,300	(12,334)	1,966
Internal-use software	6,711	(6,307)	404

Total	$484,124	$(438,463)	$45,661

As of April 30, 2013, the estimated future amortization expense of the Company’s intangible assets is as follows (in thousands):

For the remaining nine months ending January 31, 2014	$28,800
For year ending January 31, 2015	5,920
For year ending January 31, 2016	1,453
For year ending January 31, 2017	18

Total	$36,191

The Company tests its long-lived assets for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. A long-lived asset is not recoverable, and therefore subject to impairment charge, if its carrying amount exceeds the undiscounted cash flows associated with it. There were no impairment charges in the three month periods ended April 30, 2013 and 2012, respectively.

4. DEBT

The following table summarized the Company’s long-term debt (in thousands, except percentages):

	April 30, 2013	January 31, 2013
2016 Tranche B term loans: due March 10, 2016, three-month LIBOR plus 4.00% with a 1.00% LIBOR floor	$117,399	$117,399
2016 Extended term loans: due March 10, 2016, three-month LIBOR plus 4.00%	191,101	191,101
Senior Subordinated Notes: due March 15, 2016, 10.375%	101,542	101,542

Total	$410,042	$410,042

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

First Amend and Extend Transaction

On March 2, 2011, the Company entered into an amendment to its Credit Facility to extend the final maturity of the outstanding term loans, extend the commitment termination date for a portion of the revolving credit facility and amend the financial covenants (the “First Amend and Extend Transaction”). As a result of the First Amend and Extend Transaction, $191.1 million of the existing term loans were extended with a new maturity date of March 10, 2016 (the “2016 Extended Term Loans”), and $20.0 million of the existing revolving credit commitments were extended with a new maturity date of March 10, 2015 (the “Extended Revolving Credit Commitments”). The maturity date of the 2016 Extended Term Loans is subject to a springing maturity date that is the 180th day prior to March 10, 2016, if any of the senior subordinated notes remain outstanding as of the springing maturity date. The remaining $124.9 million of the existing term loans that were not extended (the “2013 Term Loans”), and the remaining $55.0 million of the existing revolving credit commitments that were not extended, continued to mature on March 10, 2013 and March 10, 2012, respectively. As a result of the First Amend and Extend Transaction, the interest rate margins were increased by 200 basis points for the extended facilities. After giving effect to the amendment, the aggregate principal amount outstanding under the senior secured credit agreement did not change, and the principal amount of the term loans continue to amortize at a rate of 1.00% per year on a quarterly basis.

Second Amend and Extend Transaction

On April 12, 2012, the Company entered into an Extension Agreement and Amendment (the “Second Amend and Extend Transaction”) to the Credit Facility to extend the final maturity date of the 2013 Term Loans. As a result of the Second Amend and Extend Transaction, $117.4 million of the 2013 Term Loans were extended through a combination of the establishment of a series of term loans to new and existing lenders and the repayment of certain amounts to existing and departing lenders. This resulted in $84.4 million of the 2013 Term Loans being effectively repaid or extinguished and the same amount being considered new borrowings. The Company refers to the incremental term loans and the newly extended term loans as the “2016 Tranche B Term Loans.” The 2016 Tranche B Term Loans have an applicable margin for London Interbank Offered Rate, or LIBOR, based loans of 4.0% (or, if the Company exceeds a specified leverage ratio, 4.25%, which was 200 basis points higher than the interest rate under the 2013 Term Loans) and a LIBOR floor of 1.0%. The other terms and conditions of the 2016 Tranche B Term Loans are the same as those for the 2016 Extended Term Loans. After giving effect to the Second Amend and Extend Transaction, all of the Company’s outstanding term loans under the Credit Facility have a final maturity date of March 10, 2016 and the aggregate principal amount of the term loans outstanding under the Credit Facility did not change. The Company paid each lender holding 2016 Tranche B Term Loans an original issue discount equal to 1.5% of the principal amount of 2016 Tranche B Term Loans held by such lender.

The Credit Facility bears an annual commitment fee on the undrawn portion of that facility commencing on the date of execution and delivery of the senior secured credit agreement. As a result of the cancellation of the non-extended 2012 revolving credit commitment totaling $55.0 million during the quarter ended October 31, 2011, the annual commitment fee is limited to the amount of undrawn Extended Revolving Credit Commitments, which was equal to $20.0 million as of April 30, 2013. Effective February 1, 2011, the annual commitment fee is 0.375% per annum.

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

Debt Covenants

The Credit Facility and the Indenture contain various covenants, including, among other things, limitations on additional indebtedness, capital expenditures, restricted payments, the incurrence of liens, transactions with affiliates and sales of assets. In addition, the Credit Facility requires the Company to comply with certain financial covenants, including leverage and interest coverage ratios and capital expenditure limitations. The Company was in compliance with all of the covenants under the Credit Facility as of April 30, 2013.

The estimated fair values of the Company’s long-term debt are as follows (in thousands):

	Carrying Amount	Fair Value
As of April 30, 2013:
2016 Tranche B Term Loans	$117,399	$118,432
2016 Extended Term Loans	191,101	192,305
Senior Subordinated Notes	101,542	102,943

As of January 31, 2013:
2013 Tranche B Term Loans	$117,399	$118,432
2016 Extended Term Loans	191,101	191,827
Senior Subordinated Notes	101,542	103,959

The term loans and senior subordinated notes are measured at fair value using significant other observable inputs categorized as Level 2 within the fair value hierarchy. These measurements consider inputs such as observable prices for similar instruments, quoted prices in markets that are not active, or other inputs that are observable, either directly or indirectly, including price quotes from independent pricing vendors and broker-dealers and available trade, bid and other market information.

5. RESTRUCTURING, ACQUISITION AND OTHER CHARGES

The agreements underlying the Company’s debt include financial covenants based on Adjusted EBITDA. Restructuring, acquisition and other charges are a component of the Adjusted EBITDA and are recorded as a separate line within the condensed consolidated statements of comprehensive loss.

Restructuring, acquisition and other charges consisted of the following (in thousands):

	Three Months Ended April 30,
	2013	2012
Restructuring	$3,132	$—
Acquisition and Other Charges:
Acquisitions and costs related to issuance of debt	17	38
Sponsor and administration fees paid to Silver Lake	198	281
Severance, facility and other charges not part of restructuring and not part of ongoing operations	261	73

Total	$3,608	$392

In February 2013, the Company initiated a restructuring plan (the “February 2013 Restructuring Plan”) in response to a decline in revenues and to better align its business operations to market opportunities. As part of the February 2013 Restructuring Plan, the Company reduced its workforce by approximately 8% (55 employees) in the three months ended April 30, 2013 affecting all parts of the organization. The February 2013 Restructuring Plan consisted of certain workforce reductions world-wide, and facility closures in the North America and Europe regions. During the three months ended April 30, 2013, the Company recorded net restructuring charges of $3.1 million. Restructuring charges were based on the Company’s restructuring plans that were committed by management. Any changes in the estimates of executing the approved plans are reflected in the Company’s results of operations. Restructuring liabilities are reported within other accrued expenses in the condensed consolidated balance sheets.

The following table summarizes restructuring charges on the February 2013 Restructuring Plan (in thousands):

	Severance, payroll taxes employee benefits and other miscellaneous	Facilities closures	Total restructuring charges and accruals
Accrued	$3,038	$94	$3,132
Paid/Written-off	(2,267)	(89)	(2,356)

Balances as of April 30, 2013	$771	$5	$776

6. STOCK-BASED COMPENSATION

Stock-Based Compensation Plans

In March 2006, the Company established the 2006 Stock Incentive Plan (the “2006 Plan”) governing, among other things, the grant of stock options, restricted stock units (“RSUs”), and other forms of share-based incentives to its employees, directors and consultants. In the quarter ended October 31, 2009, the Company completed a tender offer permitting all eligible employees and its independent directors to exchange, on a one-for-one basis, stock options granted under the 2006 Plan for new stock options granted under Serena’s Amended and Restated 2006 Stock Incentive Plan (the “Amended 2006 Plan”) having a lower exercise price and different vesting terms. In addition, as part of the Company’s merger in March 2006, the Company assumed certain stock options that were held by management participants immediately prior to the merger.

Stock Option Activities

The stock option grants generally vest either over a three-year period (“time-based options”) or based on the achievement of certain performance targets over a three fiscal year period (“performance-based options”). All options granted have a maximum contractual life of ten years from the date of grant. For performance-based options, the actual number of option grants eligible to vest during a fiscal year range from 50% to 150% of the number of options initially granted, and is dependent upon levels of achievement of certain performance targets if baseline performance conditions are met. Based upon current expectations of performance targets achievement, approximately $0.1 million of expense is expected to be recognized over the remaining future vesting periods of approximately 3 years.

The following table sets forth a summary of stock option activity:

	Options Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price (Per share)	Weighted Average Grant Date Fair Value (Per share)	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Balances as of January 31, 2013	4,112,156	7,799,011	$3.02		5.75	$1,091
Granted	(3,055,000)	3,055,000	2.50	$0.84
Exercised	—	(13,167)	1.25			$16
Expired (1)	—	(115,516)	—
Cancelled	1,585,191	(1,585,191)	3.11
Restricted stock units granted, net of cancellations (2)	(2,187,100)	—	—

Balances as of April 30, 2013	455,247	9,140,137	$2.85		7.13	$930

As of April 30, 2013:
Vested and expected to vest		8,701,743	$2.85		7.07	$930
Vested and exercisable		3,176,656	$2.69		5.07	$930

(1)	Represents cancelled options which are not returned to the available-for-grant stock option pool.
(2)	RSUs are granted from the available-for-grant stock option pool. In the three months ended April 30, 2013, a total of 2.2 million units were granted with no units cancelled and returned to the available-for-grant stock option pool.

The pre-tax intrinsic value of options exercised represents the difference between the fair value of the Company’s common stock on the date of exercise and the exercise price of each option.

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

Restricted Stock Unit Activities

Restricted Stock Units (“RSUs”) generally vest on the third anniversary of the date of grant.

The following table sets forth a summary of RSU activity:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Balances as of January 31, 2013	445,000	$3.42	1.71	$1,113
Granted	2,187,100	2.50
Vested	(100,000)	3.08
Cancelled	—	—

Balances as of April 30, 2013	2,532,100	$2.64	2.76	$6,330

As of April 30, 2013:
Vested and expected-to-vest RSUs	2,198,215		2.75	$5,496

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

As of April 30, 2013, total unrecognized compensation costs related to unvested stock options and RSUs were $3.3 million and $6.1 million, respectively. Costs related to unvested stock options are expected to be recognized over a period ranging from approximately 2 to 3 years and costs related to the RSUs are expected to be recognized over a period of 3 years from the grant date.

Stock-based compensation expense for the three months ended April 30, 2013 and 2012 is categorized as follows (in thousands):

	Three Months Ended April 30,
	2013	2012
Cost of revenue - maintenance	$16	$16
Cost of revenue - professional services	(28)	9
Sales and marketing	173	137
Research and development	107	64
General and administrative	239	258

Total stock-based compensation expense	507	484
Income tax benefit	(193)	(188)

Total stock-based compensation expense, net of tax	$314	$296

7. SEGMENT

The Company’s chief operating decision maker (“CODM”), who is the Chief Executive Officer, allocates resources and assesses performance based on financial information of the Company. The CODM reviews financial information presented on an entity-level basis accompanied by disaggregated information about revenues by product type and information about geographic regions for purposes of making operating decisions and assessing financial performance. The entity level financial information is identical to the information presented in the accompanying consolidated statements of comprehensive loss. Accordingly, the Company has determined that it operates in a single operating and reportable segment: enterprise change management software.

The Company attributes revenues to geographic region generally based on the country to which the products are shipped. The following table shows net revenues by geographic region (in thousands):

	For the Three Months Ended April 30,
	2013	2012
North America:
Software licenses	$1,973	$5,442
Maintenance and professional services	25,104	26,940

	27,077	32,382

Europe, Asia and South America:
Software licenses	2,615	2,487
Maintenance and professional services	12,612	13,050

	15,227	15,537

Total	$42,304	$47,919

No customer accounted for 10% or more of consolidated revenues for the three months ended April 30, 2013 and 2012, respectively.

8. INCOME TAXES

Income tax benefit was $6.6 million in the three months ended April 30, 2013, as compared to income tax benefit of $0.9 million in the three months ended April 30, 2012. The Company’s effective income tax rate for the three months ended April 30, 2013, differs from the federal statutory rate of 35% primarily due to the impacts of permanently reinvested foreign earnings, the domestic production deduction, research and development credits, and state taxes. During periods where the Company experiences pre-tax losses, these items will generally increase the effective income tax rate above the statutory rate, whereas during periods where the Company experiences pre-tax profits, they will reduce the effective income tax rate below the statutory rate. Accordingly, the effective tax rate was higher in the three months ended April 30, 2013, as compared to the three months ended April 30, 2012, due to larger pre-tax losses.

At January 31, 2013, the Company had total federal, state and foreign unrecognized tax benefits of $3.5 million, including interest of $0.8 million. During the three months ended April 30, 2013, there were no material changes to the total unrecognized tax benefit, and the Company accrued immaterial amounts in interest.

The Company files tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. The statute of limitations on the Company’s federal tax return filings remains open for the years ended January 31, 2010 through January 31, 2012. The statute of limitations on the Company’s major state tax return filings remains open for the years ended January 31, 2009 through January 31, 2012. The statute of limitations on the Company’s U.K. income tax filings remains open for the years ended January 31, 1999 through January 31, 2012. Over the next twelve months, the Company expects a decrease of $0.5 million in its unrecognized tax benefits primarily as a result of expiring statutes of limitation and settlements with certain state taxing authorities.

9. COMMITMENTS AND CONTINGENCIES

Commitments

The following table summarizes the Company’s future principal contractual obligations as of April 30, 2013 (in thousands):

		Payments Due by Period (1)
		Remainder of	Fiscal year ended January 31,
	Total	2014	2015	2016	2017		2018	Thereafter
Operating leases	$14,448	$2,587	$2,842	$2,300	$2,188		$1,996	$2,535
Credit Facility:
2016 Tranche B Term Loans: due March 10, 2016	117,399	—	—		117,399	(3)	—	—
2016 Extended Term Loans: due March 10, 2016	191,101	—	—		191,101	(3)	—	—
Senior Subordinated Notes: due March 15, 2016	101,542	—	—		101,542		—	—
Interest payments on long-term debt (2)	71,438	18,403	24,481	24,481	4,073		—	—

	$495,928	$20,990	$27,323	$26,781	$416,303		$1,996	$2,535

(1)	This table excludes the Company’s unrecognized tax benefits totaling $3.5 million as of April 30, 2013, since the Company has determined that the timing of payments with respect to these liabilities cannot be reasonably estimated.
(2)	Scheduled interest payments are calculated through the instrument’s due date and assume no principal pay-downs, borrowings or early repayments triggered by the occurrence of certain events. Scheduled interest payments on debt include the 2016 extended term loans due March 10, 2016, at an assumed annual rate of 4.20%, which is the rate in effect as of April 30, 2013, the 2016 Tranche B Term Loans due March 10, 2016, at an assumed annual rate of 5.00%, which is the rate in effect as of April 30, 2013, the commitment fee on the unutilized amount of the 2015 extended revolving credit facility due March 10, 2015, at an assumed annual rate of 0.375%, which is the rate in effect as of April 30, 2013, and the ten year senior subordinated notes due March 15, 2016, at the stated annual rate of 10.375%.
(3)	Subject to springing maturity that is the 180th day prior to March 10, 2016 if the Senior Subordinated Notes remain outstanding as of such springing maturity date.

Office Facility Leases

The Company leases its office facilities under operating lease agreements that expire from 2013 to 2022. The terms of the lease agreements provide for rental payments on a gradual basis. The Company recognizes rent expense on a straight-line basis over the lease period.

Long-Term Debt

As of April 30, 2013, the Company had total outstanding debt of $410.0 million. All of this debt matures in March 2016. Details of long-term debt are disclosed in Note 4 herein.

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

10. SUBSEQUENT EVENTS

In June 2013, the Company initiated a restructuring plan (the “June 2013 Restructuring Plan”) to eliminate certain management layers and reduce redundant personnel across the Company. The Company expects to eliminate approximately 22% of its workforce (137 employees and contractors) affecting all parts of the organization. The Company expects to record restructuring charges related to severance, payroll taxes and employee benefits within a range of $4.1 million to $4.6 million in fiscal year 2014. The Company may also restructure facilities and terminate certain contracts which could lead to additional charges. The June 2013 Restructuring Plan is expected to be completed in fiscal year 2014, with the majority of payments made in the same period.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Report”), including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” should be read in conjunction with the Condensed Consolidated Financial Statements and the notes thereto included elsewhere in this Report, and contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to safe harbors under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. These forward-looking statements include, but are not limited to, statements about financial projections, operational plans and objectives, future economic performance and other projections and estimates contained in this Report. When used in this Report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions identify forward-looking statements. Because these forward-looking statements involve risks and uncertainties, they are subject to important factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements, including those risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 31, 2013, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in, or incorporated by reference into, this Report. We assume no obligation to update the forward-looking information contained in this Report. It is important that the discussion below be read together with the unaudited condensed consolidated financial statements and notes thereto in this Report and the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 31, 2013, and in Part II, Item 1A, and elsewhere in this Report.

Business and Market Environment

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

Our expenses have historically been driven by personnel-related costs, including wages, commissions, bonuses, vacation, employee benefits, stock-based compensation, and travel, and we expect this trend to continue. During the first quarter of fiscal year 2014, we have continued to experience a global macroeconomic environment in which our customers exercised care and conservatism in their investment prioritization and project deployments. We expect that our customers will continue to remain cautious with their IT spending in the near term, particularly within Europe.

In June 2013, our board of directors approved a plan to focus our strategy on our key product lines. We intend to focus our Go-To-Market strategy on our core mainframe and distributed system products and release management product line, and streamline and simplify our organizational structure. We initiated the June 2013 Restructuring Plan to eliminate certain management layers and reduce redundant personnel across the Company. We expect to eliminate approximately 22% of our workforce (137 employees and contractors) affecting all parts of the organization. We expect to record restructuring charges related to severance, payroll taxes and employee benefits within a range of $4.1 million to $4.6 million in fiscal year 2014. We may also restructure facilities and terminate certain contracts which could lead to additional charges. The June 2013 Restructuring Plan is expected to be completed in fiscal year 2014, with the majority of payments to be made in the same period. We expect to reduce our operating expenses (exclusive of amortization of intangible assets and restructuring, acquisition and other charges) for fiscal year 2014 by approximately 17% to 19% when compared to similar operating expenses for fiscal year 2013.

Executive Summary

Our financial highlights for the three months ended April 30, 2013 and 2012, respectively were as follows (in thousands, except percentages):

	Three Months Ended April 30,
	2013	2012	$ Change	% Change
Revenue	$42,304	$47,919	$(5,615)	(12%)
Operating (loss) income	(1,382)	3,666	(5,048)	(138%)
Percentage of revenue	(3%)	8%
Net loss	(1,237)	(3,113)	1,876	(60%)
Percentage of revenue	(3%)	(6%)
Operating cash flows	8,098	11,671	(3,573)	(31%)

•

Revenue: During the three months ended April 30, 2013, we experienced net revenue declines in software licenses, maintenance contracts and professional services, compared to the prior year period. The declines were led by, on a percentage basis, software licenses and professional services and to a lesser extent maintenance contracts.

•

Operating (Loss) Income: We incurred an operating loss for the three months ended April 30, 2013, compared to operating income in the prior year period, primarily due to lower revenue and increased restructuring and other charges, partially offset by declines in other operating expenses.

•

Net Loss: Net loss increased for the three months ended April 30, 2013, compared to the prior year period, primarily due to lower revenue and higher restructuring and other charges partially offset by declines in other operating expenses, lower interest and other debt-related expense, and higher income tax benefit.

•

Operating Cash Flows: Operating cash flows decreased during the three months ended April 30, 2013, compared to the prior year period, primarily due to net loss incurred during the quarter, lower receipts from customers as a result of lower sales, higher payments made to vendors due to timing and higher severance and related payments made from the implementation of the February 2013 Restructuring Plan.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires us to make judgments, assumptions, and estimates that affect the amounts reported in the Consolidated Financial Statements and the accompanying notes. We base our estimates and assumptions on current facts, historical experience, and various other factors that we believe are reasonable under the circumstances, to determine the carrying values of assets and liabilities that are not readily apparent from other sources. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, trade accounts receivable and allowance for doubtful accounts, impairment or disposal of long-lived assets, accounting for income taxes, impairment of goodwill, valuation of our common stock, and accounting for options and RSUs, among other things. In many instances, we could have reasonably used different accounting estimates. In addition, changes in accounting estimates are reasonably likely to occur from period to period. Thus, actual results could differ significantly from the estimates made by us. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation of our financial condition or results of operations could be affected.

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

In the three months ended April 30, 2013, there was no significant change in the above critical accounting policies or the underlying assumptions and estimates used in their application. See our Annual Report on Form 10-K for the fiscal year ended January 31, 2013, filed with the SEC on March 29, 2013, for further information regarding our critical accounting policies and estimates.

Recent Accounting Pronouncements

See Recent Accounting Pronouncements in the condensed consolidated financial statements in Item 1 of Part I of this Report for a full description of recent accounting pronouncements, including the actual and expected dates of adoption and estimated effects on our consolidated results of operations and financial condition.

Results of Operations

Revenue

The following table summarizes software licenses, maintenance and professional services revenues for the periods indicated (in thousands, except percentages):

	Three Months Ended April 30,
	2013	2012	$ Change	% Change
Software licenses	$4,587	$7,929	$(3,342)	(42%)
Percentage of revenue	11%	16%
Maintenance	33,193	34,362	(1,169)	(3%)
Percentage of revenue	78%	72%
Professional services	4,524	5,628	(1,104)	(20%)
Percentage of revenue	11%	12%

Total revenue	$42,304	$47,919	$(5,615)	(12%)

The decrease in software license revenue in 2013, compared to 2012, was due to a decline in sales of our mainframe and distributed system products, partially offset by growth in sales of our release management products. The decline in sales was due, in part, to sales management and execution issues, particularly within our North America and Asia Pacific Regions, and higher employee turnover within our North America sales organization. We expect software license revenue for our fiscal quarter ending July 31, 2013 to increase over the current fiscal quarter and decline when compared to the same quarter last year.

Maintenance revenue declined in 2013, compared to 2012, primarily due to recent declines in total license revenues and maintenance contract renewals. We expect maintenance revenue to remain generally flat in the near term as maintenance contracts continue to renew at consistent rates and we continue to sell software licenses.

Professional services revenue declined in 2013, compared to 2012, primarily due to a decline in consulting engagements as a result of lower software license sales and the loss of a long standing engagement with a customer in the United States.

Gross Profit

The following table summarizes gross profit for the periods indicated (in thousands, except percentages):

	Three Months Ended April 30,
	2013	2012	$ Change	% Change
Software licenses gross profit	$4,341	$7,382	$(3,041)	(41%)
Percentage of software licenses revenue	95%	93%
Maintenance gross profit	30,195	31,488	(1,293)	(4%)
Percentage of maintenance revenue	91%	92%
Professional services gross profit	191	94	97	103%
Percentage of professional services revenue	4%	2%
Amortization of technology	459	0	459	100%
Percentage of total revenue	1%	0%

Total gross profit	$34,268	$38,964	$(4,696)	(12%)

Percentage of total revenue	81%	81%

Software licenses gross profit as a percentage of software licenses revenue increased in 2013, compared to 2012, primarily due to lower royalties and sales commission earned by third parties.

Maintenance gross profit as a percentage of maintenance revenue decreased in 2013, compared to 2012, mainly due to declines in revenue partially offset by reductions in costs as a result of our effort to maintain operational efficiencies and the impact of variable compensation.

Professional services gross profit as a percentage of professional services revenue increased during 2013, compared to 2012, due to reductions in costs as a result of lower headcount and the impact of variable compensation partially offset by lower revenue.

Amortization of technology increased in 2013, compared to 2012, primarily due to the addition of new intangibles in late fiscal 2013. We expect amortization of intangibles to increase due to the impact of a full year of expensing of the assets added in late 2012.

We expect our gross profit as a percentage of revenue for the quarter ending July 31, 2013 to remain relatively flat compared to the quarter ended April 30, 2013.

Operating Expenses

The following table summarizes operating expenses for the periods indicated (in thousands, except percentages):

	Three Months Ended April 30,
	2013	2012	$ Change	% Change
Sales and marketing	$13,045	$14,833	$(1,788)	(12%)
Percentage of revenue	31%	31%
Research and development	6,732	6,975	(243)	(3%)
Percentage of revenue	16%	14%
General and administrative	3,120	3,915	(795)	(20%)
Percentage of revenue	7%	8%
Amortization of intangible assets	9,145	9,183	(38)	(0%)
Percentage of revenue	22%	19%
Restructuring, acquisition and other charges	3,608	392	3,216	820%
Percentage of revenue	9%	1%

Total operating expenses	$35,650	$35,298	$352	1%

Percentage of revenue	84%	73%

Sales and marketing expenses decreased in 2013, compared to 2012, primarily due to declines in personnel-related expenses as a result of lower headcount and lower variable compensation resulting from lower revenue.

Research and development expenses decreased in 2013, compared to 2012, primarily due to lower capital spending, travel and related expenses and the impact of lower variable compensation.

General and administrative expenses decreased in 2013, compared to 2012, primarily due to decreases in personnel-related costs including variable compensation and bad debt expense.

Amortization of intangible assets decreased in 2013, compared to 2012, due to certain intangible assets being fully amortized in the current period.

Restructuring, acquisition and other charges consisted of the following (in thousands, except percentages):

	Three Months Ended April 30,
	2013	2012	$ Change	% Change

Restructuring	$3,132	$—	$3,132	100%
Acquisition and Other Charges:

Acquisitions and costs related to issuance of debt	17	38	(21)	(55%)

Sponsor and administration fees paid to Silver Lake	198	281	(83)	(30%)

Severance, facility and other charges not part of restructuring and not part of ongoing operations	261	73	188	258%

Total restructuring, acquisition and other charges	$3,608	$392	$3,216	820%

Percentage of revenue	9%	1%

Restructuring, acquisition and other charges increased in 2013, compared to 2012, primarily due to recognition of severance and facilities related charges as a result of workforce reductions from our February 2013 Restructuring Plan. The Company reduced its workforce by approximately 8% during the three months ended April 30, 2013 which affected all parts of the organization including facility closures in the North America and Europe regions. Restructuring charges were based on the Company’s restructuring plans that were committed by management. Restructuring liabilities are reported within other accrued expenses in the condensed consolidated balance sheets.

Other Income (Expense)

The following table summarizes total other income (expense) for the periods indicated (in thousands, except percentages):

	Three Months Ended April 30,
	2013	2012	$ Change	% Change
Interest income	$35	$52	$(17)	(33%)
Interest expense	(6,502)	(7,168)	666	(9%)
Amend and extend transaction fees	—	(577)	577	(100%)

Total other expense, net	$(6,467)	$(7,693)	$1,226	(16%)

Percentage of revenue	(15%)	(16%)

Total other expense decreased in 2013, compared to 2012, primarily due to a reduction in interest expense as a result of lower outstanding debt balances and the absence of amend and extend transaction fees on our term loans which was fully recognized in 2012.

For additional information regarding the Credit Facility, see “Liquidity and Capital Resources—Senior Secured Credit Agreement” below and Note 4 of notes to our consolidated financial statements in this Report.

Income Tax Benefit

The following table summarizes total income tax benefit for the periods indicated (in thousands, except percentages):

	Three Months Ended April 30,
	2013	2012	$ Change	% Change
Income tax benefit	$(6,612)	$(914)	$(5,698)	623%
Percentage of revenue	(16%)	(2%)

Effective tax rate	84%	23%

Income tax benefit was $6.6 million in the three months ended April 30, 2013, as compared to income tax benefit of $0.9 million in the three months ended April 30, 2012. Our effective income tax rate differs from the federal statutory rate of 35% primarily due to the impacts of permanently reinvested foreign earnings, the domestic production deduction, research and development credits, and state taxes. During periods where we experience pre-tax losses, these items will generally increase the effective income tax rate above the statutory rate, whereas during periods where we experience pre-tax profits, they will reduce the effective income tax rate below the statutory rate. Accordingly the effective tax rate was higher in the three months ended April 30, 2013, as compared to the three months ended April 30, 2012, due to larger pre-tax loss. See Note 8 of the notes to consolidated financial statements included in this Report for further information regarding income taxes and their impact on our results of operations and financial position.

Liquidity and Capital Resources

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended April 30,
	2013	2012
Cash flows provided by operating activities	$8,098	$11,671
Cash flows used in investing activities	(1,592)	(538)
Cash flows used in financing activities	(104)	(3,839)

To date, we have financed our operations and met our capital requirements through cash flows from operations. Our liquidity requirements are significant, primarily due to debt service obligations. We believe that current cash and cash equivalents, and cash flows from operations will satisfy our working capital and capital expenditure requirements at least through April 30, 2014. As of April 30, 2013, we had $103.7 million in cash and cash equivalents. Approximately 26% of our cash and cash equivalents were held by foreign subsidiaries as of that date. Our intent is to permanently reinvest our earnings from foreign operations. We do not anticipate a need to repatriate dividends from foreign operations that are permanently reinvested in order to fund operations. If such funds were repatriated to the United States, we would be required to accrue and pay applicable U.S. and foreign taxes. At some point in the future, we may require additional funds for either operating or strategic purposes or to refinance our existing indebtedness and may seek to raise additional funds through public or private debt or equity financing. If we are required to seek additional financing in the future through public or private debt or equity financing, there is no assurance that this additional financing will be available or, if available, will be upon reasonable terms and not legally or structurally senior to or on parity with our existing debt obligations.

Summary of Cash Flows

During the three months ended April 30, 2013, cash and cash equivalents increased by $6.4 million. The increase was primarily due to the timing of payments made to various parties related to our operating activities, and cash used in investing activities.

Net Cash Provided by Operating Activities. Cash flow from operations for the three months ended April 20, 2013 decreased by $3.6 million. The decrease was due to the $1.2 million of net loss incurred, and the timing of payments made to various vendors, tax authorities, and severance and related payments made as a result of our February 2013 Restructuring Plan.

Net Cash Used in Investing Activities. Net cash used in investing activities for the three months ended April 30, 2013 increased by $1.1 million, primarily due to the purchases of intangible assets, mainly the remaining payment of a technology licensing agreement.

Net Cash Used In Financing Activities. Net cash used in financing activities for the three months ended April 30, 2013 decreased by $3.7 million, primarily due to the absence of debt issuance costs payments.

Contractual Obligations and Commitments

The following is a summary of our various contractual commitments as of April 30, 2013, including non-cancelable operating lease agreements for office space that expire between fiscal years 2014 and 2022 (in thousands):

		Payments Due by Period (1)
		Remainder of	Fiscal year ended January 31,
	Total	2014	2015	2016	2017		2018	Thereafter
Operating leases	$14,448	$2,587	$2,842	$2,300	$2,188		$1,996	$2,535
Credit Facility:
2016 Tranche B Term Loans: due March 10, 2016	117,399	—	—		117,399	(3)	—	—
2016 Extended Term Loans: due March 10, 2016	191,101	—	—		191,101	(3)	—	—
Senior Subordinated Notes: due March 15, 2016	101,542	—	—		101,542		—	—
Interest payments on long-term debt (2)	71,438	18,403	24,481	24,481	4,073		—	—

	$495,928	$20,990	$27,323	$26,781	$416,303		$1,996	$2,535

(1)	This table excludes our unrecognized tax benefits totaling $3.5 million as of April 30, 2013 since we have determined that the timing of payments with respect to these liabilities cannot be reasonably estimated.
(2)	Scheduled interest payments on debt are calculated through the instrument’s due date and assume no principal pay-downs or borrowings. Scheduled interest payments on debt include the 2016 Extended Term Loans due March 10, 2016 at an assumed annual rate of 4.20%, which is the rate in effect as of April 30, 2013, the 2016 Tranche B Term Loans due March 10, 2016 at an assumed annual rate of 5.00%, which is the rate in effect as of April 30, 2013, the commitment fee on the unutilized amount of the 2015 extended revolving credit facility due March 10, 2015 at an assumed annual rate of 0.375%, which is the rate in effect as of April 30, 2013, and the ten year senior subordinated notes due March 15, 2016 at the stated annual rate of 10.375%.
(3)	Subject to springing maturity that is the 180th day prior to March 10, 2016, if the Senior Subordinated Notes remain outstanding as of such springing maturity date.

Senior Secured Credit Agreement

In March 2006, we entered into a senior secured credit agreement (the “Credit Facility”). The senior secured credit agreement originally provided for (1) a seven-year term loan in the amount of $400.0 million, amortizing at a rate of 1.00% per year on a quarterly basis for the first six and three-quarter years after the closing date of the merger in March 2006, with the balance payable at maturity, and (2) a six-year revolving credit facility that permits loans in an aggregate amount of up to $75.0 million, which includes a letter of credit facility and a swing line facility. In addition, subject to certain terms and conditions, the senior secured credit agreement provides for one or more uncommitted incremental term loan or revolving credit facilities in an aggregate amount not to exceed $150.0 million.

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

On April 12, 2012, we entered into an Extension Agreement and Amendment No. 1 (the “Second Amend and Extend Transaction”) to our Credit Facility to extend the final maturity date of the 2013 Term Loans that were not extended in the First Amend and Extend Transaction. As a result of the Second Amend and Extend Transaction, $117.4 million of the 2013 Term Loans were extended through a combination of the establishment of a new series of term loans and borrowing of incremental term loans under the Credit Facility. In connection with the Second Amend and Extend Transaction, certain holders of 2013 Term Loans that did not elect to extend their loans were repaid and replaced with new lenders, and certain holders had their holdings reallocated. We refer to the incremental term loans, which have identical terms and will be deemed for all purposes under the senior secured credit agreement to be the same class of loans, and the newly extended term loans as the “2016 Tranche B Term Loans.” The 2016 Tranche B Term Loans have an applicable margin for London Interbank Offered Rate, or LIBOR, -based loans of 4.0% (or, if we exceed a specified leverage ratio, 4.25%) (which was 200 basis points higher than the interest rate under the 2013 Term Loans) and a LIBOR floor of 1.0%. The other terms and conditions of the 2016 Tranche B Term Loans are the same as those for the 2016 Extended Term Loans. After giving effect to the Second Amend and Extend Transaction and the repayment of the remaining 2013 Term Loans, all of our outstanding term loans under the Credit Facility have a final maturity date of March 10, 2016, the principal amount of all term loans will continue to amortize at a rate of 1.00% per year on a quarterly basis, and the aggregate principal amount of the term loans outstanding under the Credit Facility did not change. We paid each lender holding 2016 Tranche B Term Loans an original issue discount equal to 1.5% of the principal amount of 2016 Tranche B Term Loans held by such lender.

As of October 31, 2012, the aggregate principal amount outstanding under our Credit Facility was $308.5 million, which consisted of $191.1 million of 2016 Extended Term Loans and $117.4 million of the 2016 Tranche B Term Loans. The 2016 Extended Term Loans bear interest at a rate equal to LIBOR plus 4.00%. That rate was 4.20% as of April 30, 2013. The 2016 Tranche B Term Loans bear interest at a rate equal to LIBOR plus 4.00% with a 1.00% LIBOR floor. That rate was 5.00% as of April 30, 2013. The Extended Revolving Credit Commitments, of which none was outstanding as of April 30, 2013, bear interest at a rate equal to three-month LIBOR plus 3.75%.

The Credit Facility bears an annual commitment fee on the undrawn portion of that facility commencing on the date of execution and delivery of the senior secured credit agreement. As a result of the cancellation of the non-extended 2012 revolving credit commitment totaling $55.0 million during the quarter ended October 31, 2011, the annual commitment fee is limited to the undrawn portion of the Extended Revolving Credit Commitments, which was equal to $20.0 million as of April 30, 2013. Effective February 1, 2011, the annual commitment fee is 0.375% per annum.

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

Senior Subordinated Notes

We have outstanding $101.5 million principal amount of senior subordinated notes as of April 30, 2013, which bear interest at a rate of 10.375%, payable semi-annually on March 15 and September 15, and which mature on March 15, 2016. Each of our domestic subsidiaries that guarantees our obligations under our Credit Facility will jointly, severally and unconditionally guarantee the notes on an unsecured senior subordinated basis. We do not have any domestic subsidiaries and, accordingly, there are no guarantors. The notes are our unsecured, senior subordinated obligations, and the guarantees, if any, will be unsecured, senior subordinated obligations of the guarantors. The notes are governed by the terms and conditions of an indenture dated March 10, 2006 (“Indenture”). The notes are subject to redemption at our option pursuant to the terms and conditions specified in the Indenture, and may be redeemed at the option of the holders at 101% of their face amount, plus accrued and unpaid interest, upon certain change of control events. We may from time to time repurchase the senior subordinated notes in open market or privately negotiated purchases or redeem the senior subordinated notes pursuant to the terms of the Indenture.

Covenant Compliance

Our Credit Facility and the Indenture contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit our and our restricted subsidiaries’ ability to, among other things:

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

We are required to satisfy and maintain specified financial ratios and other financial condition tests, including a minimum interest coverage ratio and a maximum total leverage ratio. We were in compliance with all of the covenants under the Credit Facility and Indenture as of April 30, 2013. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet those ratios and tests in the future. A breach of any of these covenants would result in a default (which, if not cured, could mature into an event of default) and in certain cases an immediate event of default under the Credit Facility. Upon the occurrence of an event of default under the Credit Facility, all amounts outstanding under the Credit Facility could be declared to be (or could automatically become) immediately due and payable and all commitments to extend further credit could be terminated.

Under the Indenture, our ability to incur additional debt and make certain restricted payments, subject to specified exceptions, is tied to an “Adjusted EBITDA” (as defined below) to “fixed charges” (as defined below) ratio of at least 2.0x. We may incur certain debt and make certain restricted payments and certain permitted investments without regard to the ratio, such as our ability to incur up to an aggregate principal amount of $625.0 million under our senior secured credit agreement (subject to reduction for mandatory prepayments under our senior secured credit agreement and inclusive of amounts outstanding under our senior secured credit agreement from time to time); to acquire persons engaged in a similar business that become restricted subsidiaries and to make other investments equal to the greater of $25.0 million or 2% of our consolidated assets. As of April 30, 2013, we had $308.5 million outstanding under our term loan and no money outstanding under our revolving credit facility. “Fixed charges” is defined in the Indenture as consolidated Interest Expense less interest income, adjusted for acquisitions, and further adjusted for non-cash interest expense.

Under the Credit Facility, we are required to maintain a rolling twelve-month consolidated Adjusted EBITDA to “Consolidated Interest Expense” (as defined below) ratio of a minimum of 2.00x at the end of each quarter. “Consolidated Interest Expense” is defined in the senior secured credit agreement as consolidated cash interest expense less cash interest income and is further adjusted for certain non-cash interest expenses and other items. We are also required to maintain a rolling twelve-month “Consolidated Total Debt” (as defined below) to consolidated Adjusted EBITDA ratio of a maximum of 5.00x at the end of each quarter beginning with the fiscal year ending January 31, 2011. Under the terms of the senior secured credit agreement, as amended and restated, the maximum total leverage ratio stepped up to 5.50x beginning with the fiscal quarter ending April 30, 2011 through the test period ended July 31, 2012 and stepped down to 5.00x thereafter. “Consolidated Total Debt” is defined in the senior secured credit agreement as total debt other than certain indebtedness and is reduced by the amount of cash and cash equivalents on our consolidated balance sheet in excess of $5.0 million. As of April 30, 2013, our Consolidated Total Debt was $311.3 million, consisting of total debt other than certain indebtedness totaling $410.0 million, net of cash and cash equivalents in excess of $5.0 million totaling $98.7 million.

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

The following is a reconciliation of net income, a GAAP measure of our operating results, to Adjusted EBITDA as defined in our debt agreements (in thousands):

	Three Months Ended April 30,
	2013	2012
Net loss	$(1,237)	$(3,113)
Non-operating expense, net (1)	6,467	7,693
Income tax benefit	(6,612)	(914)
Amortization expense (2)	9,604	9,183
Stock-based compensation	507	484
Restructuring, acquisition and other charges (3)	3,608	392

Sub-total	12,337	13,725
Depreciation (2)	459	632

Adjusted EBITDA	$12,796	$14,357

(1)	Non-operating expense, net includes interest income, interest expense including amortization of debt issuance costs, and amend and extend transaction fees.
(2)	Depreciation and amortization expense includes depreciation of fixed assets and amortization of intangibles.
(3)	Restructuring, acquisition, and other charges include charges related to restructuring plans; acquisitions-related costs; and other charges including sponsor and administration fees, costs related to issuance of debt, and severance, facility and other charges that are not part of restructuring and not part of ongoing operations.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Our exposures to market risk have not changed materially since January 31, 2013. For quantitative and qualitative disclosures about market risk, see Part II, Item 7A Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the fiscal year ended January 31, 2013.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer, and Acting Chief Financial Officer, with the assistance of senior management personnel, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of April 30, 2013. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual and quarterly reports filed under the Exchange Act. Based on this evaluation, and subject to the limitations described below, our Chief Executive Officer, and Acting Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of April 30, 2013.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended April 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls. Our management, including our Chief Executive Officer, and Acting Chief Financial Officer, does not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can only provide reasonable, not absolute, assurances that the objectives of the control system are met. The design of a control system reflects resource constraints, and the benefits of controls must be considered relative to their costs. Because there are inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of error or fraud, if any, have been or will be detected.

PART II—OTHER INFORMATION

ITEM 1.	Legal Proceedings

Information with respect to this Item may be found in Note 9 of notes to our unaudited condensed consolidated financial statements in Part I, Item I of this Report, which information is incorporated into this Item 1 by reference.

ITEM 1A.	Risk Factors

In addition to the information in this Report, you should carefully consider the risks factors relating to our business, financial condition and results of operations as set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 31, 2013. This section supplements and updates those Risk Factors.

We may not achieve the results expected from our restructuring plans, which could have a material adverse effect on our business, operating results and financial condition.

In June 2013, our board of directors approved a plan to focus our strategy on our key product lines and restructure the Company. We intend to focus our Go-To-Market strategy on our core mainframe and distributed system products and release management product line, and streamline and simplify our organizational structure. In order to deliver on this strategy, we initiated the June 2013 Restructuring Plan to eliminate certain management layers and reduce redundant personnel across the company. We expect this plan to involve significant transitions as we eliminate approximately 137 employees and contractors, and to incur significant restructuring charges as we implement these activities. In addition, in February 2013, we implemented a separate restructuring plan that reduced our workforce by approximately 8% and affected all parts of the organization, including facility closures in the North America and Europe regions. These changes to our business may be disruptive and may negatively impact sales of software licenses, particularly in the quarter ending July 31, 2013, and our restructured operations may not be more efficient or effective than our current business. Any decision to limit investment in any products may result in the recording of additional charges, such as technology-related write-offs, or claims from third parties who were resellers or users of discontinued products. Further, any estimates relating to liabilities for excess facilities are affected by changes in real estate market conditions. Our restructuring activities, including any related charges and headcount reductions, could have a material adverse effect on our business, operating results and financial condition.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended April 30, 2013, our current employees exercised 13,167 options in exchange for common shares for an aggregate exercise price of $32,918. The options were effected through a combination of cash and net exercises, with 6,584 shares applied to the payment of the exercise prices, 2,889 shares applied to the payment of applicable tax and withholding obligations and 3,694 shares issued to the employees. In addition, a total of 100,000 shares of our common stock were issuable to an employee as a result of the vesting of restricted stock units. The employee paid the respective tax and withholdings through the net issuance of shares. A total of 39,234 shares of common stock were applied to the payment of applicable tax and withholding obligations and 60,766 shares of common stock were issued to the employee. No consideration was furnished by the employee in exchange for the shares of common stock.

The shares of our common stock were issued under an exemption from registration requirements pursuant to Rule 701, adopted pursuant to Section 3(b) of the Securities Act of 1933, as amended, which provides an exemption for offers and sales of securities pursuant to certain compensatory benefit plans.

ITEM 5.	Other Information

In June 2013, our board of directors approved the June 2013 Restructuring Plan, to eliminate certain management layers and reduce redundant personnel across the Company. We expect to eliminate approximately 137 employees and contractors, and estimate these restructuring charges related to severance, payroll taxes and employee benefits to be within a range of $4.1 million to $4.6 million. The June 2013 Restructuring Plan is expected to be completed in fiscal year 2014, with payments substantially made in the same fiscal year.

ITEM 6.	Exhibits

See Exhibit Index on the page immediately preceding the exhibits for a list of exhibits filed as part of this Report, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SERENA SOFTWARE, INC.

By:	/s/ Edward Malysz
Edward Malysz
Senior Vice President, General Counsel and Secretary, and Acting Chief Financial Officer (Principal Financial and Accounting Officer)

Date: June 10, 2013

EXHIBIT INDEX

10.1*	FY 2014 Executive Annual Incentive Plan (incorporated by reference to Exhibit 10.35 to the registrant’s Annual Report on Form 10-K (File No. 000-25285) filed by the registrant with the SEC on March 29, 2013)

10.2*	Form of Restricted Stock Unit Agreement (Retention Award) under Amended and Restated 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.01 to the registrant’s Current Report on Form 8-K (File No. 000-25285) filed by the registrant with the SEC on March 21, 2013)

10.3*	Form of Change in Control Agreement between Serena Software, Inc. and Greg Hughes (incorporated by reference to Exhibit 10.06 to the registrant’s Current Report on Form 8-K (File No. 000-25285) filed by the registrant with the SEC on May 7, 2013)

10.4*	Employment Offer Letter between Serena Software, Inc. and Greg Hughes, dated May 1, 2013 (incorporated by reference to Exhibit 10.07 to the registrant’s Current Report on Form 8-K (File No. 000-25285) filed by the registrant with the SEC on May 7, 2013)

10.5*	Agreement and Release between Serena Software, Inc. and Joseph Passarello, dated May 1, 2013 (incorporated by reference to Exhibit 10.08 to the registrant’s Current Report on Form 8-K (File No. 000-25285) filed by the registrant with the SEC on May 7, 2013)

31.01†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01‡	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02‡	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101††	The following financial information from Serena Software, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of April 30, 2013 (Unaudited) and January 31, 2013, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three months ended April 30, 2013 and 2012, (iii) Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended April 30, 2013 and 2012 and (iv) the Notes to Condensed Consolidated Financial Statements (Unaudited)

*	Indicates a management contract or compensatory plan or arrangement.
†	Exhibit is filed herewith.
‡	Exhibit is furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.
††	The information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and is not subject to liability under these sections, in accordance with Rule 406T of Regulation S-T.