Form 10-Q
period 2013-07-31
SERENA SOFTWARE INC
filed 2013-08-30
CIK 1073967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED July 31, 2013

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

As of July 31, 2013, 99,148,724 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SERENA SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par values)

(Unaudited)

	July 31, 2013	January 31, 2013
ASSETS

Current assets:
Cash and cash equivalents	$102,282	$97,315
Accounts receivable, net of allowance of $1,094 at July 31, 2013 and January 31, 2013, respectively	12,180	16,113
Deferred tax assets, net	5,682	5,730
Prepaid expenses and other current assets	13,442	9,405

Total current assets	133,586	128,563
Property and equipment, net	3,441	4,314
Intangible assets, net	26,588	45,661
Goodwill	462,400	462,400
Other long-term assets	4,071	5,089

TOTAL ASSETS	$630,086	$646,027

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,294	$2,330
Accrued expenses	16,090	17,507
Accrued interest payable	4,536	4,614
Deferred revenue	62,727	67,056

Total current liabilities	84,647	91,507

Long-term debt	410,042	410,042
Long-term deferred revenue	7,703	9,026
Deferred tax liabilities, net	1,889	9,326
Other long-term liabilities	4,380	4,563

Total liabilities	508,661	524,464

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Series A Preferred stock, $0.01 par value; 1 share authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 99,148,724 and 99,084,473 shares issued and outstanding at July 31, 2013 and January 31, 2013, respectively	991	991
Additional paid-in capital	518,226	516,986
Accumulated other comprehensive loss	(2,002)	(1,809)
Accumulated deficit	(395,790)	(394,605)

Total stockholders’ equity	121,425	121,563

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$630,086	$646,027

See accompanying notes to condensed consolidated financial statements.

SERENA SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

For the Three and Six Months Ended July 31, 2013 and 2012

(In thousands)

(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
Revenue:
Software licenses	$8,516	$11,590	$13,103	$19,519
Maintenance	33,483	34,575	66,676	68,937
Professional services	4,564	6,283	9,087	11,911

Total revenue	46,563	52,448	88,866	100,367

Cost of revenue:
Software licenses	236	425	481	972
Maintenance	2,785	2,783	5,783	5,657
Professional services	4,434	5,785	8,767	11,319
Amortization of technology	459	—	919	—

Total cost of revenue	7,914	8,993	15,950	17,948

Gross profit	38,649	43,455	72,916	82,419

Operating expenses:
Sales and marketing	10,493	14,315	23,538	29,148
Research and development	6,330	6,735	13,062	13,710
General and administrative	4,215	4,352	7,335	8,267
Amortization of intangible assets	9,154	9,076	18,299	18,259
Restructuring, acquisition and other charges	5,258	1,617	8,865	2,009

Total operating expenses	35,450	36,095	71,099	71,393

Operating income	3,199	7,360	1,817	11,026

Other income (expense):
Interest income	54	46	89	98
Interest expense	(6,620)	(7,498)	(13,122)	(14,666)
Loss on early extinguishment of debt	—	(154)	—	(154)
Amend and extend transaction fees	—	—	—	(577)

Total other expense, net	(6,566)	(7,606)	(13,033)	(15,299)

Loss before income taxes	(3,367)	(246)	(11,216)	(4,273)

Income tax (benefit) provision	(3,419)	68	(10,031)	(846)

Net income (loss)	52	(314)	(1,185)	(3,427)

Foreign currency translation adjustments	(195)	(142)	(193)	(385)

Comprehensive loss	$(143)	$(456)	$(1,378)	$(3,812)

See accompanying notes to condensed consolidated financial statements.

SERENA SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended July 31, 2013 and 2012

(In thousands)

(Unaudited)

	Six Months Ended July 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(1,185)	$(3,427)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	20,118	19,565
Stock-based compensation	1,345	1,009
Deferred income taxes	(7,389)	(7,122)
Loss on early extinguishment of debt	—	154
Amortization and write-off of debt issuance costs	831	1,082
Amend and extend transaction fees	—	577
Changes in operating assets and liabilities:
Accounts receivable	3,933	4,030
Prepaid expenses and other assets	(4,326)	396
Accounts payable	(1,036)	447
Income taxes (receivable) payable	(35)	358
Accrued expenses and other liabilities	536	(2,341)
Accrued interest payable	(78)	(1,245)
Deferred revenue	(5,652)	(3,506)

Net cash provided by operating activities	7,061	9,977

Cash flows from investing activities:
Purchases of property and equipment	(275)	(908)
Purchases of intangible assets	(1,522)	(4,216)

Net cash used in investing activities	(1,797)	(5,124)

Cash flows from financing activities:
Exercise of stock options under employee stock option plan	9	67
Repurchase of common stock for taxes due from option exercises and restricted stock unit releases	(113)	(149)
Proceeds from borrowings	—	84,400
Payments on debt	—	(92,507)
Debt issuance costs paid	—	(3,807)

Net cash used in financing activities	(104)	(11,996)

Effect of exchange rate changes on cash	(193)	(385)

Net increase (decrease) in cash and cash equivalents	4,967	(7,528)
Cash and cash equivalents at beginning of period	97,315	109,688

Cash and cash equivalents at end of period	$102,282	$102,160

Supplemental disclosures of cash flow information:

Income taxes paid, net of refunds	$1,745	$5,739

Interest expense paid	$12,369	$14,816

See accompanying notes to condensed consolidated financial statements.

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Basis of Presentation

The unaudited condensed consolidated financial statements of Serena Software, Inc. (“Serena” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information as well as the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated balance sheet as of January 31, 2013, is derived from the audited consolidated financial statements for the year ended January 31, 2013. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for the three and six months ended July 31, 2013, are not necessarily indicative of the results that may be expected for the year ending January 31, 2014, or any future period. The information included in this Quarterly Report on Form 10-Q (“Report”) should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” “Quantitative and Qualitative Disclosures About Market Risk,” and the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2013.

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

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, Topic 740 – Income Taxes, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists(a consensus of the FASB Emerging Issues Task Force) (“ASU 2013-11”), to provide explicit guidance on the presentation of an unrecognized tax benefit on the financial statements when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014 for non-public entities. The Company intends to adopt this standard prospectively in the first quarter of fiscal year 2016. The adoption is not expected to have an impact on the Company’s consolidated results of operations but may impact the presentation of certain tax items.

In February 2013, the FASB issued ASU No. 2013-02, Topic 350 – Comprehensive Income (“ASU 2013-02”), which amends Topic 220 to improve the reporting of classifications out of accumulated other comprehensive income to the respective line items in net income. ASU 2013-02 is effective for reporting periods beginning after December 15, 2012. The Company adopted this standard in the first quarter of fiscal year 2014. The adoption did not impact the Company’s consolidated results of operations or financial position as the Company does not currently have any significant reclassifications out of accumulated other comprehensive loss.

2. FAIR VALUE MEASUREMENTS

The following table represents the Company’s financial instruments measured at fair value on a recurring basis (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of July 31, 2013:
Money market funds (1)	$84,714	$—	$—	$84,714
As of January 31, 2013:
Money market funds (1)	$68,971	$—	$—	$68,971

(1)	Included in cash and cash equivalents on the condensed consolidated balance sheets

The carrying amount of the Company’s financial instruments including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair values due to their short-term maturities. The estimated fair value of the Company’s long-term debt is disclosed in Note 4 herein.

3. GOODWILL AND INTANGIBLE ASSETS

Goodwill

There were no changes in the carrying amount of goodwill during the three and six months ended July 31, 2013. Goodwill is not amortized, but instead tested for impairment annually during the fourth quarter. Goodwill may also be tested for impairment between annual tests in the presence of impairment indicators. There were no impairments to goodwill during the three and six months ended July 31, 2013 and 2012, respectively.

Intangible Assets

The Company’s intangible assets were as follows (in thousands):

	As of July 31, 2013
	Gross	Accumulated Amortization	Net
Amortizing intangible assets:
Technology, licenses and patents	$184,213	$(180,078)	$4,135
Customer relationships	278,900	(257,925)	20,975
Trademarks	14,300	(13,222)	1,078
Internal-use software	6,633	(6,233)	400

Total	$484,046	$(457,458)	$26,588

	As of January 31, 2013
	Gross	Accumulated Amortization	Net
Amortizing intangible assets:
Technology, licenses and patents	$184,213	$(179,159)	$5,054
Customer relationships	278,900	(240,663)	38,237
Trademarks	14,300	(12,334)	1,966
Internal-use software	6,711	(6,307)	404

Total	$484,124	$(438,463)	$45,661

As of July 31, 2013, the estimated future amortization expense of the Company’s intangible assets is as follows (in thousands):

For remaining six months of year ending January 31, 2014	$19,198
For year ending January 31, 2015	5,923
For year ending January 31, 2016	1,456
For year ending January 31, 2017	11

Total	$26,588

The Company tests its long-lived assets for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. A long-lived asset is not recoverable, and therefore subject to impairment charge, if its carrying amount exceeds the undiscounted cash flows associated with it. There were no impairment charges in the three and six month periods ended July 31, 2013 and 2012, respectively.

4. DEBT

The following table summarized the Company’s long-term debt (in thousands, except percentages):

	July 31, 2013	January 31, 2013
2016 Tranche B term loans: due March 10, 2016, three-month LIBOR plus 4.00% with a 1.00% LIBOR floor	$117,399	$117,399
2016 Extended term loans: due March 10, 2016, three-month LIBOR plus 4.00%	191,101	191,101
Senior Subordinated Notes: due March 15, 2016, 10.375%	101,542	101,542

Total long-term debt	$410,042	$410,042

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

Second Amend and Extend Transaction

On April 12, 2012, the Company entered into an Extension Agreement and Amendment (the “Second Amend and Extend Transaction”) to the Credit Facility to extend the final maturity date of the 2013 Term Loans to March 2016. As a result of the Second Amend and Extend Transaction, $117.4 million of the 2013 Term Loans were extended through a combination of the establishment of a series of term loans to new and existing lenders and the repayment of certain amounts to existing and departing lenders. This resulted in $84.4 million of the 2013 Term Loans being effectively repaid or extinguished and the same amount being considered new borrowings. The Company refers to the incremental term loans and the newly extended term loans as the “2016 Tranche B Term Loans.” The 2016 Tranche B Term Loans have an applicable margin for London Interbank Offered Rate, or LIBOR, based loans of 4.0% (or, if the Company exceeds a specified leverage ratio, 4.25%, which was 200 basis points higher than the interest rate under the 2013 Term Loans) and a LIBOR floor of 1.0%. The other terms and conditions of the 2016 Tranche B Term Loans are the same as those for the 2016 Extended Term Loans. After giving effect to the Second Amend and Extend Transaction, all of the Company’s outstanding term loans under the Credit Facility have a final maturity date of March 10, 2016 and the aggregate principal amount of the term loans outstanding under the Credit Facility did not change. The Company paid each lender holding 2016 Tranche B Term Loans an original issue discount equal to 1.5% of the principal amount of 2016 Tranche B Term Loans held by such lender.

The Credit Facility bears an annual commitment fee on the undrawn portion of that facility commencing on the date of execution and delivery of the senior secured credit agreement. As a result of the cancellation of the non-extended 2012 revolving credit commitment totaling $55.0 million during the quarter ended October 31, 2011, the annual commitment fee is limited to the amount of undrawn Extended Revolving Credit Commitments, which was equal to $20.0 million as of July 31, 2013. Effective February 1, 2011, the annual commitment fee is 0.375% per annum.

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

Debt Covenants

The Credit Facility and the Indenture contain various covenants, including, among other things, limitations on additional indebtedness, capital expenditures, restricted payments, the incurrence of liens, transactions with affiliates and sales of assets. In addition, the Credit Facility requires the Company to comply with certain financial covenants, including leverage and interest coverage ratios and capital expenditure limitations. The Company was in compliance with all of the covenants under the Credit Facility as of July 31, 2013.

The estimated fair values of the Company’s long-term debt are as follows (in thousands):

	Carrying Amount	Fair Value
As of July 31, 2013:
2016 Tranche B Term Loans	$117,399	$115,932
2016 Extended Term Loans	191,101	188,712
Senior Subordinated Notes	101,542	101,034

As of January 31, 2013:
2013 Tranche B Term Loans	$117,399	$118,432
2016 Extended Term Loans	191,101	191,827
Senior Subordinated Notes	101,542	103,959

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

5. RESTRUCTURING, ACQUISITION AND OTHER CHARGES

Restructuring, acquisition and other charges consisted of the following (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
Restructuring	$5,205	$480	$8,337	$480
Acquisition and Other Charges:
Acquisitions and costs related to issuance of debt	46	30	63	122
Sponsor and administration fees paid to Silver Lake	(66)	281	131	500
Severance, facility and other charges not part of restructuring and not part of ongoing operations	73	826	334	907

Total	$5,258	$1,617	$8,865	$2,009

In February, 2013, the Company initiated a restructuring plan in response to a decline in license revenues and to better align its business operations to market opportunities. In June, 2013, the Company initiated a significant restructuring plan to re-focus the Company’s strategy on its core mainframe and distributed system products and new release management products, re-organize and enhance the geographical focus of the Company’s sales organization and re-align the cost structure of the Company based on these actions.

As part of these restructuring plans, the Company reduced its workforce by approximately 8% (55 employees) in the three months ended April 30, 2013 and approximately 24% (120 employees) in the three months ended July 31, 2013. These actions affected all parts of the organization through workforce reductions worldwide and facility closures and reductions in North America, Europe and Asia. Additional facility reductions are currently in process and are expected to be completed during the quarter ending October 31, 2013.

The Company has realized, and expects to continue to realize, cost savings going forward as a result of these restructurings. In connection with these actions, the Company recorded net restructuring charges of $8.3 million during the six months ended July 31, 2013 consisting principally of severance, payroll taxes, employee benefits, facilities and related restructuring charges. Restructuring charges were based on the Company’s restructuring plans that were committed to by management. Any changes in the cost estimates of executing the approved plans are reflected in the Company’s results of operations. Restructuring liabilities are reported within other accrued expenses in the condensed consolidated balance sheets.

The following table summarizes restructuring charges accrued and paid/written-off as of July 31, 2013 by category (in thousands):

	Severance, payroll taxes and other employee benefits	Facilities closures, legal and other miscellaneous	Total restructuring charges and accruals
Balances as of January 31, 2013	$—	$—	$—
Activity during the six months ended July 31, 2013:
Accrued	$6,935	$1,402	$8,337
Paid/written-off	(5,506)	(381)	(5,887)

Balances as of July 31, 2013	$1,429	$1,021	$2,450

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

Stock Option Activities

The stock option grants generally vest either over a three-year period (“time-based options”) or based on the achievement of certain performance targets over a three fiscal year period (“performance-based options”). All options granted have a maximum contractual life of ten years from the date of grant. For performance-based options, the actual number of option grants eligible to vest during a fiscal year range from 50% to 150% of the number of options initially granted, and is dependent upon levels of achievement of certain performance targets if baseline performance conditions are met. Based upon current expectations of performance targets achievement, approximately $0.1 million of expense is expected to be recognized over the remaining future vesting periods of approximately 2 to 3 years.

The following table sets forth a summary of stock option activity:

	Options Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price (Per share)	Weighted Average Grant Date Fair Value (Per share)	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Balances as of January 31, 2013	7,612,156	7,799,011	$3.02		5.75	$1,091
Granted	(3,345,000)	3,345,000	2.50	$0.84
Exercised		(13,167)	1.25			$16
Expired (1)		(122,889)	1.25
Cancelled	2,992,626	(2,992,626)	3.27
Restricted stock units granted, net of cancellations (2)	(3,939,350)	—	—

Balances as of July 31, 2013	3,320,432	8,015,329	$2.73		7.32	$847
As of July 31, 2013:
Vested and expected to vest		7,701,046	$2.73		7.17	$847
Vested and exercisable		3,114,577	$2.70		4.46	$847

(1)	Represents cancelled options which are not returned to the available-for-grant stock option pool.
(2)	RSUs are granted from the available-for-grant stock option pool. In the six months ended July 31, 2013, a total of 4.7 million units were granted with 0.8 million units cancelled and returned to the available-for-grant stock option pool.

The pre-tax intrinsic value of options exercised represents the difference between the fair value of the Company’s common stock on the date of exercise and the exercise price of each option.

Aggregated intrinsic value represents the difference between the fair value of the Company’s stock on the date of grant and the exercise price multiplied by the number of related options. To assist management in determining the estimated fair value of the Company’s common stock, the Company previously engaged a third-party valuation specialist to perform a valuation on a semi-annual basis as of January 31 and July 31. For purposes of determining the estimated common stock fair value as of July 31, 2013, management performed the valuation based on the approach previously used by its third-party valuation specialist. In estimating the fair value of the Company’s common stock, both the external valuation firm and management employed a two-step approach that first estimates the fair value of the Company as a whole, and then allocated the adjusted value of stockholders’ equity to the Company’s common stock.

Restricted Stock Unit Activities

Restricted Stock Units (“RSUs”) generally vest on the third anniversary of the date of grant.

The following table sets forth a summary of RSU activity:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (In thousands)
Balances as of January 31, 2013	445,000	$3.42	1.71	$1,113
Granted	4,728,100	2.45
Cancelled	(788,750)	2.75
Vested	(100,000)	3.08

Balances as of July 31, 2013	4,284,350	$2.48	2.75	$10,282

As of July 31, 2013:
Vested and expected-to-vest RSUs	3,721,755		2.74	$8,932

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

As of July 31, 2013, total unrecognized compensation costs related to unvested stock options and RSUs were $2.5 million and $9.7 million, respectively. Costs related to unvested stock options are expected to be recognized over a period ranging from approximately 2 to 3 years and costs related to the RSUs are expected to be recognized over a period of 3 years from the grant date.

Stock-based compensation expense for the three and six months ended July 31, 2013 and 2012 is categorized as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
Cost of revenue - maintenance	$33	$14	$49	$30
Cost of revenue - professional services	12	(3)	(16)	6
Sales and marketing	122	75	295	212
Research and development	208	60	315	124
General and administrative	463	379	702	637

Total stock-based compensation expense	838	525	1,345	1,009
Income tax benefit	(319)	(204)	(512)	(392)

Total stock-based compensation expense, net of tax	$519	$321	$833	$617

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

The Company attributes revenues to geographic region generally based on the country to which the products are shipped. The following table shows net revenues by geographic region (in thousands):

	For the Three Months Ended July 31,		For the Six Months Ended July 31,
	2013	2012	2013	2012
North America:
Software licenses	$6,039	$6,279	$8,012	$11,721
Maintenance and professional services	25,112	27,535	50,216	54,475

	31,151	33,814	58,228	66,196

Europe, Asia and South America:
Software licenses	2,477	5,311	5,091	7,798
Maintenance and professional services	12,935	13,323	25,547	26,373

	15,412	18,634	30,638	34,171

Total	$46,563	$52,448	$88,866	$100,367

No customer accounted for 10% or more of consolidated revenues for the three and six months ended July 31, 2013 and 2012, respectively.

8. INCOME TAXES

Income tax benefit was $3.4 million and $10.0 million in the three and six months ended July 31, 2013, as compared to income tax expense of $0.1 million and income tax benefit of $0.8 million in the three and six months ended July 31, 2012. The Company’s effective income tax rate for the three and six months ended July 31, 2013, differs from the federal statutory rate of 35% primarily due to the impacts of permanently reinvested foreign earnings, the domestic production deduction, research and development credits, and state taxes. During periods where the Company experiences pre-tax losses, these items will generally increase the effective income tax rate above the statutory rate, whereas during periods where the Company experiences pre-tax profits, they will reduce the effective income tax rate below the statutory rate. Accordingly, the effective tax rate was higher in the three and six months ended July 31, 2013, as compared to the three and six months ended July 31, 2012, due to larger pre-tax losses.

At January 31, 2013, the Company had total federal, state and foreign unrecognized tax benefits of $3.5 million, including interest of $0.8 million. During the three and six months ended July 31, 2013, there were no material changes to the total unrecognized tax benefit, and the Company accrued immaterial amounts in interest.

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

9. COMMITMENTS AND CONTINGENCIES

Commitments

The following table summarizes the Company’s future principal contractual obligations as of July 31, 2013 (in thousands):

		Payments Due by Period (1)
		Remainder of	Fiscal year ended January 31,
	Total	2014	2015	2016	2017		2018	Thereafter
Operating leases	$13,458	$1,731	$2,794	$2,271	$2,168		$1,987	$2,507
Credit Facility:
2016 Tranche B Term Loans: due March 10, 2016	117,399	—	—		117,399	(3)	—	—
2016 Extended Term Loans: due March 10, 2016	191,101	—	—		191,101	(3)	—	—
Senior Subordinated Notes: due March 15, 2016	101,542	—	—		101,542		—	—
Interest payments on long-term debt (2)	65,236	12,246	24,492	24,429	4,069		—	—

	$488,736	$13,977	$27,286	$26,700	$416,279		$1,987	$2,507

(1)	This table excludes the Company’s unrecognized tax benefits totaling $3.5 million as of July 31, 2013, since the Company has determined that the timing of payments with respect to these liabilities cannot be reasonably estimated.
(2)

Scheduled interest payments are calculated through the instrument’s due date and assume no principal pay-downs, borrowings or early repayments triggered by the occurrence of certain events. Scheduled interest payments on debt include the 2016 extended term loans due March 10, 2016, at an assumed annual rate of 4.19%, which is the rate in effect as of July 31, 2013, the 2016 Tranche B Term Loans due March 10, 2016, at an assumed annual rate of 5.00%, which is the rate in effect as of July 31,

2013, the commitment fee on the unutilized amount of the 2015 extended revolving credit facility due March 10, 2015, at an assumed annual rate of 0.375%, which is the rate in effect as of July 31, 2013, and the ten year senior subordinated notes due March 15, 2016, at the stated annual rate of 10.375%.
(3)	Subject to a springing maturity that is the 180th day prior to March 10, 2016 if the Senior Subordinated Notes remain outstanding as of such springing maturity date.

Office Facility Leases

The Company leases its office facilities under operating lease agreements that expire from 2013 to 2022. The terms of the lease agreements provide for rental payments on a graduated basis. The Company recognizes rent expense on a straight-line basis over the lease period.

Long-Term Debt

As of July 31, 2013, the Company had total outstanding debt of $410.0 million. All of this debt matures in March 2016, subject, in the case of the Credit Facility, to the springing maturity date describe above. Details of long-term debt are disclosed in Note 4 herein.

Customer Indemnification

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to customers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of agreements with such parties, services to be provided by the Company or from intellectual property infringement claims made by third parties.

Legal Proceedings

The Company is involved in various legal proceedings that have arisen during the ordinary course of its business. The reasonably possible or probable range of loss from the final resolution of these matters, individually or in the aggregate, is not expected to be material.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Report”), including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” should be read in conjunction with the Condensed Consolidated Financial Statements and the notes thereto included elsewhere in this Report, and contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to safe harbors under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. These forward-looking statements include, but are not limited to, statements about financial projections, operational plans and objectives, future economic performance and other projections and estimates contained in this Report. When used in this Report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions identify forward-looking statements. Because these forward-looking statements involve risks and uncertainties, they are subject to important factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements, including those risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 31, 2013, Part II, Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2013, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Report. We assume no obligation to update the forward-looking information contained in this Report. It is important that the discussion below be read together with the unaudited condensed consolidated financial statements and notes thereto in this Report and the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 31, 2013, Part II, Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2013, and elsewhere in this Report.

Business and Market Environment

At Serena Software, we design, develop, and sell application lifecycle management (“ALM”), application release management, and information technology (“IT”) software and solutions. We are a leading ALM software vendor and a leader in orchestrating the convergence of application development and IT operations, which we refer to as “DevOps.” Our ALM and IT management solutions simplify and automate the transition of new versions of applications into production by managing request, development, release, change and support processes across heterogeneous environments, including mainframe and non-mainframe environments.

Our expenses have historically been driven by personnel-related costs, including wages, commissions, bonuses, vacation, employee benefits, stock-based compensation, and travel, and we expect this trend to continue. During the first half of fiscal year 2014, we have continued to experience a global macroeconomic environment in which our customers exercised care and conservatism in their investment prioritization and project deployments. We expect that our customers will continue to remain cautious with their IT spending in the near term, particularly within Europe.

In June 2013, we initiated a significant restructuring plan to re-focus our strategy on our core mainframe and distributed system products and new release management products, re-organize and enhance the geographical focus of our sales organization and re-align the cost structure of our company based on these actions. We have reduced our workforce by 120 employees or approximately 24% of our workforce throughout all parts of the organization. We have recorded restructuring charges related to severance, payroll taxes and employee benefits of $3.9 million and related to facilities of $1.3 million, with the majority of the payments made and written-off in the fiscal quarter ended July 31, 2013. The June 2013 Restructuring Plan is expected to be completed in the third quarter of fiscal year 2014. We expect to reduce our operating expenses (exclusive of amortization of intangible assets and restructuring, acquisition and other charges) for fiscal year 2014 by approximately 17% to 19% when compared to similar operating expenses for fiscal year 2013.

Executive Summary

Our financial highlights for the three and six months ended July 31, 2013 and 2012, respectively were as follows (in thousands, except percentages):

	Three Months Ended July 31,				Six Months Ended July 31,
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Revenue	$46,563	$52,448	$(5,885)	(11%)	$88,866	$100,367	$(11,501)	(11%)
Operating income	3,199	7,360	(4,161)	(57%)	1,817	11,026	(9,209)	(84%)
Percentage of revenue	7%	14%			2%	11%
Net income (loss)	52	(314)	366	N/M	(1,185)	(3,427)	2,242	(65%)
Percentage of revenue	0%	N/M			N/M	N/M

*	“N/M” means not meaningful

•

Revenue: During the three and six months ended July 31, 2013, we experienced declines in software licenses, maintenance contracts and professional services, compared to the same prior year periods. The declines were due primarily to lower software license sales.

•

Operating Income: Operating income declined for the three and six months ended July 31, 2013 compared to the same prior year periods primarily due to lower revenue and increased restructuring and other charges, partially offset by declines in other operating expenses.

•

Net Income: We reported net income for the three months ended July 31, 2013 and a smaller net loss for the six months ended July 31, 2013 when compared to the prior year periods. The increases were primarily due to an increase in the income tax benefit for fiscal year 2014.

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

In the three months ended July 31, 2013, there was no significant change in the above critical accounting policies or the underlying assumptions and estimates used in their application. See our Annual Report on Form 10-K for the fiscal year ended January 31, 2013, filed with the SEC on March 29, 2013, for further information regarding our critical accounting policies and estimates.

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

Results of Operations

Revenue

The following table summarizes software licenses, maintenance and professional services revenues for the periods indicated (in thousands, except percentages):

	Three Months Ended July 31,				Six Months Ended July 31,
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Software licenses	$8,516	$11,590	$(3,074)	(27%)	$13,103	$19,519	$(6,416)	(33%)
Percentage of revenue	18%	22%			15%	19%
Maintenance	33,483	34,575	(1,092)	(3%)	66,676	68,937	(2,261)	(3%)
Percentage of revenue	72%	66%			75%	69%
Professional services	4,564	6,283	(1,719)	(27%)	9,087	11,911	(2,824)	(24%)
Percentage of revenue	10%	12%			10%	12%

Total revenue	$46,563	$52,448	$(5,885)	(11%)	$88,866	$100,367	$(11,501)	(11%)

Software license revenue decreased in the three and six months ended July 31, 2013 compared to the same prior year periods, primarily due to a decline in sales from our distributed system products, most predominantly Serena Development Manager, Serena Release Manager and Serena Business Manager partially offset by growth in sales of our mainframe products in the fiscal quarter ended July 31, 2013. The decline in sales was due, in part, to recent transitions within sales management and turnover of sales representatives. We expect software license revenue for the remaining fiscal year 2014 to increase over the first two quarters of fiscal year 2014 but decline when compared to the same periods last year.

Maintenance revenue decreased in the three and six months ended July 31, 2013 compared to the same prior year periods, primarily due to declines in total license revenue and to a lesser extent, maintenance contract renewals. We expect maintenance revenue to remain generally flat for the remaining fiscal year 2014 as we continue to sell new software licenses and maintenance contracts continue to renew at consistent rates.

Professional services revenue decreased in the three and six months ended July 31, 2013 compared to the same prior year periods, primarily due to a decline in consulting engagements as a result of lower software license sales.

Gross Profit

The following table summarizes gross profit for the periods indicated (in thousands, except percentages):

	Three Months Ended July 31,				Six Months Ended July 31,
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Software licenses gross profit	$8,280	$11,165	$(2,885)	(26%)	$12,622	$18,547	$(5,925)	(32%)
Percentage of software licenses revenue	97%	96%			96%	95%
Maintenance gross profit	30,698	31,792	(1,094)	(3%)	60,893	63,280	(2,387)	(4%)
Percentage of maintenance revenue	92%	92%			91%	92%
Professional services gross profit	130	498	(368)	(74%)	320	592	(272)	(46%)
Percentage of professional services revenue	3%	8%			4%	5%
Amortization of technology	459	—	459	—	919	—	919	—
Percentage of total revenue	1%	0%			1%	0%

Total gross profit	$38,649	$43,455	$(4,806)	(11%)	$72,916	$82,419	$(9,503)	(12%)

Percentage of revenue	83%	83%			82%	82%

Software licenses gross profit as a percentage of software licenses revenue increased in the three and six months ended July 31, 2013 compared to the same prior year periods, primarily due to lower royalties and sales commission earned by third parties.

Maintenance gross profit as a percentage of maintenance revenue in the three months ended July 31, 2013 was unchanged compared to the prior year period. Maintenance gross profit decreased in the six months ended July 31, 2013 compared to the prior year period primarily due to lower revenue and higher royalties and sales commissions earned by third parties partially offset by cost reductions from the implementation of restructuring plans during fiscal year 2014.

Professional services gross profit as a percentage of professional services revenue decreased in the three and six months ended July 31, 2013 compared to the same prior year periods primarily due to lower revenue from the North America region partially offset by reduction in costs as a result of the implementation of restructuring plans during fiscal year 2014.

Amortization of technology increased in the three and six months ended July 31, 2013, compared to the same prior year periods, primarily due to the addition of new intangibles in late fiscal year 2013. We expect amortization of intangibles to increase due to the impact of a full year of expensing of the assets added in late 2012.

We expect our gross profit as a percentage of revenue for the remaining fiscal year 2014 to remain relatively flat compared to the first two quarters of the fiscal year.

Operating Expenses

The following table summarizes operating expenses for the periods indicated (in thousands, except percentages):

	Three Months Ended July 31,				Six Months Ended July 31,
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Sales and marketing	$10,493	$14,315	$(3,822)	(27%)	$23,538	$29,148	$(5,610)	(19%)
Percentage of revenue	23%	28%			26%	29%
Research and development	6,330	6,735	(405)	(6%)	13,062	13,710	(648)	(5%)
Percentage of revenue	14%	12%			15%	13%
General and administrative	4,215	4,352	(137)	(3%)	7,335	8,267	(932)	(11%)
Percentage of revenue	9%	8%			8%	8%
Amortization of intangible assets	9,154	9,076	78	1%	18,299	18,259	40	0%
Percentage of revenue	20%	17%			21%	18%
Restructuring, acquisition & other charges	5,258	1,617	3,641	225%	8,865	2,009	6,856	341%
Percentage of revenue	11%	3%			10%	2%

Total operating expenses	$35,450	$36,095	$(645)	(2%)	$71,099	$71,393	$(294)	(0%)

Percentage of revenue	76%	69%			80%	71%

Sales and marketing expenses decreased in the three and six months ended July 31, 2013 compared to the same prior year periods, primarily due to cost reductions from the implementation of restructuring plans during fiscal year 2014 and lower variable compensation resulting from lower revenue.

Research and development expenses decreased in the three and six months ended July 31, 2013 compared to the same prior year periods, primarily due to cost reductions from the implementation of restructuring plans during fiscal year 2014.

General and administrative expenses decreased in the three and six months ended July 31, 2013 compared to the same prior year periods, due to cost reductions from the implementation of restructuring plans during fiscal year 2014.

Amortization of intangible assets increased in the three and six months ended July 31, 2013 compared to the same prior year periods, primarily due to the purchase of new software licenses during the three months ended July 31, 2013.

Restructuring, acquisition and other charges consisted of the following (in thousands, except percentages):

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
Restructuring	$5,205	$480	$8,337	$480
Acquisition and Other Charges:
Acquisitions and costs related to issuance of debt	46	30	63	122
Sponsor and administration fees paid to Silver Lake	(66)	281	131	500
Severance, facility and other charges not part of restructuring and not part of ongoing operations	73	826	334	907

Total	$5,258	$1,617	$8,865	$2,009

Restructuring, acquisition and other charges increased in the three and six months ended July 31, 2013, compared to the same prior year periods, primarily due to recognition of severance and facilities related charges as a result of workforce reductions from our February 2013 and June 2013 restructuring plans implemented during the three months ended April 30, 2013 and July 31, 2013, respectively. The Company reduced its workforce by approximately 8% during the three months ended April 30, 2013 and by approximately 24% during the three months ended July 31, 2013. The workforce reductions affected all parts of the organization worldwide and were accompanied by facility closures and reductions in the North America, Europe and Asia Pacific regions. Restructuring charges were based on the Company’s restructuring plans that were committed to by management. Restructuring liabilities are reported within other accrued expenses in the condensed consolidated balance sheets.

Other Income (Expense)

The following table summarizes total other income (expense) for the periods indicated (in thousands, except percentages):

	Three Months Ended July 31,				Six Months Ended July 31,
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Interest income	$54	$46	$8	17%	$89	$98	$(9)	(9%)
Interest expense	(6,620)	(7,498)	878	(12%)	(13,122)	(14,666)	1,544	(11%)
Loss on early extinguishment of debt	—	(154)	154	—	—	(154)	154	—
Amend and extend transaction fees	—	—	—	—	—	(577)	577	—

Total other expense, net	$(6,566)	$(7,606)	$1,040	(14%)	$(13,033)	$(15,299)	$2,266	(15%)

Percentage of revenues	N/M	N/M			N/M	N/M

Income tax (benefit) provision	(3,419)	68	(3,487)	N/M	(10,031)	(846)	(9,185)	N/M
Effective tax rate	102%	(28%)			89%	20%

Total other expense decreased in the three and six months ended July 31, 2013 compared to the same prior year periods, primarily due to reduction in interest expense as a result of lower outstanding debt balances, the absence of loss incurred from early extinguishment of debt, and amend and extend transaction fees on our term loans.

For additional information regarding the Credit Facility, see “Liquidity and Capital Resources—Senior Secured Credit Agreement” below and Note 4 of notes to our consolidated financial statements in this Report.

Income Tax Benefit

Income tax benefit was $3.4 million and $10.0 million in the three and six months ended July 31, 2013, as compared to income tax expense of $0.1 million and income tax benefit of $0.8 million in the three and six months ended July 31, 2012. Our effective income tax rate for the three and six months ended July 31, 2013, differs from the federal statutory rate of 35% primarily due to the impacts of permanently reinvested foreign earnings, the domestic production deduction, research and development credits, and state taxes. During periods where we experience pre-tax losses, these items will generally increase the effective income tax rate above the statutory rate, whereas during periods where we experience pre-tax profits, they will reduce the effective income tax rate below the statutory rate. Accordingly, the effective tax rate was higher in the three and six months ended July 31, 2013, as compared to the three and six months ended July 31, 2012, due to larger pre-tax losses. See Note 8 of the notes to consolidated financial statements included in this Report for further information regarding income taxes and their impact on our results of operations and financial position.

Liquidity and Capital Resources

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended July 31,
	2013	2012
Cash flows provided by operating activities	$7,061	$9,977
Cash flows used in investing activities	(1,797)	(5,124)
Cash flows used in financing activities	(104)	(11,996)

To date, we have financed our operations and met our capital requirements through cash flows from operations. Our liquidity requirements are significant, primarily due to debt service obligations. We believe that current cash and cash equivalents, and cash flows from operations will satisfy our working capital and capital expenditure requirements at least through July 31, 2014. As of July 31, 2013, we had $102.3 million in cash and cash equivalents. Approximately 17% of our cash and cash equivalents were held by foreign subsidiaries as of that date. Our intent is to permanently reinvest our earnings from foreign operations. We do not anticipate a need to repatriate dividends from foreign operations that are permanently reinvested in order to fund operations. If such funds were repatriated to the United States, we would be required to accrue and pay applicable U.S. and foreign taxes. At some point in the future, we may require additional funds for either operating or strategic purposes or to refinance our existing indebtedness and may seek to raise additional funds through public or private debt or equity financing. If we are required to seek additional financing in the future through public or private debt or equity financing, there is no assurance that this additional financing will be available or, if available, will be upon reasonable terms and not legally or structurally senior to or on parity with our existing debt obligations.

Summary of Cash Flows

During the six months ended July 31, 2013, cash and cash equivalents increased by $5.0 million. The increase was primarily due to the timing of payments made to various parties related to our operating activities, and cash used in investing activities.

Net Cash Provided by Operating Activities. Cash flow from operations for the six months ended July 31, 2013 decreased by $2.9 million. The decrease was due to the timing of payments made to various vendors, and tax authorities, and to severance and related payments made as a result of our June 2013 restructuring plan partially offset by lower net loss incurred.

Net Cash Used in Investing Activities. Net cash used in investing activities for the six months ended July 31, 2013 decreased by $3.3 million primarily due to the absence of large technology license purchases.

Net Cash Used In Financing Activities. Net cash used in financing activities for the six months ended July 31, 2013 decreased by $11.9 million, primarily due to the absence of debt principal repayments and lower debt issuance costs payments.

Contractual Obligations and Commitments

The following is a summary of our various contractual commitments as of July 31, 2013, including non-cancelable operating lease agreements for office space that expire between fiscal years 2014 and 2022 (in thousands):

		Payments Due by Period (1)
		Remainder of	Fiscal year ended January 31,
	Total	2014	2015	2016	2017		2018	Thereafter
Operating leases	$13,458	$1,731	$2,794	$2,271	$2,168		$1,987	$2,507
Credit Facility:
2016 Tranche B Term Loans: due March 10, 2016	117,399	—	—	—	117,399	(3)	—	—
2016 Extended Term Loans: due March 10, 2016	191,101	—	—	—	191,101	(3)	—	—
Senior Subordinated Notes: due March 15, 2016	101,542	—	—	—	101,542		—	—
Interest payments on long-term debt (2)	65,236	12,246	24,492	24,429	4,069		—	—

	$488,736	$13,977	$27,286	$26,700	$416,279		$1,987	$2,507

(1)	This table excludes our unrecognized tax benefits totaling $3.5 million as of July 31, 2013 since we have determined that the timing of payments with respect to these liabilities cannot be reasonably estimated.
(2)	Scheduled interest payments on debt are calculated through the instrument’s due date and assume no principal pay-downs or borrowings. Scheduled interest payments on debt include the 2016 Extended Term Loans due March 10, 2016 at an assumed annual rate of 4.19%, which is the rate in effect as of July 31, 2013, the 2016 Tranche B Term Loans due March 10, 2016 at an assumed annual rate of 5.00%, which is the rate in effect as of July 31, 2013, the commitment fee on the unutilized amount of the 2015 extended revolving credit facility due March 10, 2015 at an assumed annual rate of 0.375%, which is the rate in effect as of July 31, 2013, and the ten year senior subordinated notes due March 15, 2016 at the stated annual rate of 10.375%.
(3)	Subject to a springing maturity that is the 180th day prior to March 10, 2016, if the Senior Subordinated Notes remain outstanding as of such springing maturity date.

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

As of July 31, 2013, the aggregate principal amount outstanding under our Credit Facility was $308.5 million, which consisted of $191.1 million of 2016 Extended Term Loans and $117.4 million of the 2016 Tranche B Term Loans. The 2016 Extended Term Loans bear interest at a rate equal to LIBOR plus 4.00%. That rate was 4.19% as of July 31, 2013. The 2016 Tranche B Term Loans bear interest at a rate equal to LIBOR plus 4.00% with a 1.00% LIBOR floor. That rate was 5.00% as of July 31, 2013. The Extended Revolving Credit Commitments, of which none was outstanding as of July 31, 2013, bear interest at a rate equal to three-month LIBOR plus 3.75%.

The Credit Facility bears an annual commitment fee on the undrawn portion of that facility commencing on the date of execution and delivery of the senior secured credit agreement. As a result of the cancellation of the non-extended 2012 revolving credit commitment totaling $55.0 million during the quarter ended October 31, 2011, the annual commitment fee is limited to the undrawn portion of the Extended Revolving Credit Commitments, which was equal to $20.0 million as of July 31, 2013. Effective February 1, 2011, the annual commitment fee is 0.375% per annum.

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

Senior Subordinated Notes

We have outstanding $101.5 million principal amount of senior subordinated notes as of July 31, 2013, which bear interest at a rate of 10.375%, payable semi-annually on March 15 and September 15, and which mature on March 15, 2016. Each of our domestic subsidiaries that guarantees our obligations under our Credit Facility will jointly, severally and unconditionally guarantee the notes on an unsecured senior subordinated basis. We do not have any domestic subsidiaries and, accordingly, there are no guarantors. The notes are our unsecured, senior subordinated obligations, and the guarantees, if any, will be unsecured, senior subordinated obligations of the guarantors. The notes are governed by the terms and conditions of an indenture dated March 10, 2006 (“Indenture”). The notes are subject to redemption at our option pursuant to the terms and conditions specified in the Indenture, and may be redeemed at the option of the holders at 101% of their face amount, plus accrued and unpaid interest, upon certain change of control events. We may from time to time repurchase the senior subordinated notes in open market or privately negotiated purchases or redeem the senior subordinated notes pursuant to the terms of the Indenture.

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

We are required to satisfy and maintain specified financial ratios and other financial condition tests, including a minimum interest coverage ratio and a maximum total leverage ratio. We were in compliance with all of the covenants under the Credit Facility and Indenture as of July 31, 2013. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet those ratios and tests in the future. A breach of any of these covenants would result in a default (which, if not cured, could mature into an event of default) and in certain cases an immediate event of default under the Credit Facility. Upon the occurrence of an event of default under the Credit Facility, all amounts outstanding under the Credit Facility could be declared to be (or could automatically become) immediately due and payable and all commitments to extend further credit could be terminated.

Under the Indenture, our ability to incur additional debt and make certain restricted payments, subject to specified exceptions, is tied to an “Adjusted EBITDA” (as defined below) to “fixed charges” (as defined below) ratio of at least 2.0x. We may incur certain debt and make certain restricted payments and certain permitted investments without regard to the ratio, such as our ability to incur up to an aggregate principal amount of $625.0 million under our senior secured credit agreement (subject to reduction for mandatory prepayments under our senior secured credit agreement and inclusive of amounts outstanding under our senior secured credit agreement from time to time); to acquire persons engaged in a similar business that become restricted subsidiaries and to make other investments equal to the greater of $25.0 million or 2% of our consolidated assets. As of July 31, 2013, we had $308.5 million outstanding under our term loan and no outstanding borrowings under our revolving credit facility. “Fixed charges” is defined in the Indenture as consolidated Interest Expense less interest income, adjusted for acquisitions, and further adjusted for non-cash interest expense.

Under the Credit Facility, we are required to maintain a rolling twelve-month consolidated Adjusted EBITDA to “Consolidated Interest Expense” (as defined below) ratio of a minimum of 2.00x at the end of each quarter. “Consolidated Interest Expense” is defined in the senior secured credit agreement as consolidated cash interest expense less cash interest income and is further adjusted for certain non-cash interest expenses and other items. We are also required to maintain a rolling twelve-month “Consolidated Total Debt” (as defined below) to consolidated Adjusted EBITDA ratio of a maximum of 5.00x at the end of each quarter beginning with the fiscal year ending January 31, 2011. Under the terms of the senior secured credit agreement, as amended and restated, the maximum total leverage ratio stepped up to 5.50x beginning with the fiscal quarter ending April 30, 2011 through the test period ended July 31, 2012 and stepped down to 5.00x thereafter. “Consolidated Total Debt” is defined in the senior secured credit agreement as total debt other than certain indebtedness and is reduced by the amount of cash and cash equivalents on our consolidated balance sheet in excess of $5.0 million. As of July 31, 2013, our Consolidated Total Debt was $312.8 million, consisting of total debt other than certain indebtedness totaling $410.0 million, net of cash and cash equivalents in excess of $5.0 million totaling $97.3 million.

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

The following is a reconciliation of net income, a GAAP measure of our operating results, to Adjusted EBITDA as defined in our debt agreements (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
Net income (loss)	$52	$(314)	$(1,185)	$(3,427)
Non-operating expense, net (1)	6,566	7,606	13,033	15,299
Income tax (benefit) provision	(3,419)	68	(10,031)	(846)
Amortization expense (2)	9,613	9,076	19,218	18,259
Stock-based compensation	838	525	1,345	1,009
Restructuring, acquisition and other charges(3)	5,258	1,617	8,865	2,009

Sub-total	18,908	18,578	31,245	32,303
Depreciation (2)	441	676	900	1,307

Adjusted EBITDA	$19,349	$19,254	$32,145	$33,610

(1)	Non-operating expense, net includes interest income, interest expense including amortization of debt issuance costs, gain (loss) on early extinguishment of debt, and amend and extend transaction fees.
(2)	Depreciation and amortization expense includes depreciation of fixed assets and amortization of intangibles.
(3)	Restructuring, acquisition, and other charges include charges related to restructuring plans; acquisitions-related costs; and other charges including sponsor and administration fees, costs related to issuance of debt, and severance, facility and other charges that are not part of restructuring and not part of ongoing operations.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Our exposures to market risk have not changed materially since January 31, 2013. For quantitative and qualitative disclosures about market risk, see Part II, Item 7A Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the fiscal year ended January 31, 2013.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer, with the assistance of senior management personnel, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of July 31, 2013. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual and quarterly reports filed under the Exchange Act. Based on this evaluation, and subject to the limitations described below, our Chief Executive Officer, and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of July 31, 2013.

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

There have been no material changes from the risk factors associated with our business, financial condition and results of operations as set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 31, 2013 and Part II, Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2013.

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
Robert I. Pender, Jr.
Senior Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: August 30, 2013

EXHIBIT INDEX

10.1*	Form of Change in Control Agreement between Serena Software, Inc. and Greg Hughes (incorporated by reference to Exhibit 10.06 to the registrant’s Current Report on Form 8-K (File No. 000-25285) filed by the registrant with the SEC on May 7, 2013)

10.2*	Employment Offer Letter between Serena Software, Inc. and Greg Hughes, dated May 1, 2013 (incorporated by reference to Exhibit 10.07 to the registrant’s Current Report on Form 8-K (File No. 000-25285) filed by the registrant with the SEC on May 7, 2013)

10.3*	Agreement and Release between Serena Software, Inc. and Joseph Passarello, dated May 1, 2013 (incorporated by reference to Exhibit 10.08 to the registrant’s Current Report on Form 8-K (File No. 000-25285) filed by the registrant with the SEC on May 7, 2013)

10.4*	Modification of Offer Letter between Serena Software, Inc. and Greg Hughes dated June 20, 2013 (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K (File No. 000-25285) filed by the registrant with the SEC on June 21, 2013)

10.5*	Employment Offer Letter between Serena Software, Inc. and Robert I. Pender Jr. dated June 20, 2013 (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K (File No. 000-25285) filed by the registrant with the SEC on June 21, 2013)

10.6*	FY 2014 Executive Annual Incentive Plan (incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K (File No. 000-25285) filed by the registrant with the SEC on June 21, 2013)

10.7*	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.7 to the registrant’s Current Report on Form 8-K (File No. 000-25285) filed by the registrant with the SEC on June 21, 2013)

31.01†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01‡	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02‡	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101††	The following financial information from Serena Software, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of July 31, 2013 (Unaudited) and January 31, 2013, (ii) Condensed Consolidated Statements of Comprehensive Loss (Unaudited) for the three and six months ended July 31, 2013 and 2012, (iii) Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended July 31, 2013 and 2012 and (iv) the Notes to Condensed Consolidated Financial Statements (Unaudited)

*	Indicates a management contract or compensatory plan or arrangement.
†	Exhibit is filed herewith.
‡	Exhibit is furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.
††	The information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and is not subject to liability under these sections, in accordance with Rule 406T of Regulation S-T.