Form 10-Q
period 2013-10-31
SERENA SOFTWARE INC
filed 2013-11-27
CIK 1073967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED October 31, 2013

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

As of October 31, 2013, 99,193,365 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SERENA SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par values)

(Unaudited)

	October 31, 2013	January 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$99,354	$97,315
Accounts receivable, net of allowance of $1,318 and $1,094 at October 31, 2013 and January 31, 2013, respectively	13,613	16,113
Deferred tax assets, net	5,975	5,730
Prepaid expenses and other current assets	7,641	9,405

Total current assets	126,583	128,563
Property and equipment, net	2,818	4,314
Intangible assets, net	16,991	45,661
Goodwill	462,400	462,400
Deferred tax assets, net	2,524	—
Other long-term assets	3,242	5,089

TOTAL ASSETS	$614,558	$646,027

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,516	$2,330
Accrued expenses	16,433	17,507
Accrued interest payable	1,746	4,614
Deferred revenue	50,954	67,056

Total current liabilities	70,649	91,507
Long-term debt	410,042	410,042
Long-term deferred revenue	6,439	9,026
Deferred tax liabilities, net	—	9,326
Other long-term liabilities	7,102	4,563

Total liabilities	494,232	524,464

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Series A Preferred stock, $0.01 par value; 1 share authorized, issued and outstanding at October 31, 2013 and January 31, 2013, respectively	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 99,193,365 and 99,084,473 shares issued and outstanding at October 31, 2013 and January 31, 2013, respectively	992	991
Additional paid-in capital	519,826	516,986
Accumulated other comprehensive loss	(2,153)	(1,809)
Accumulated deficit	(398,339)	(394,605)

Total stockholders’ equity	120,326	121,563

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$614,558	$646,027

See accompanying notes to condensed consolidated financial statements.

SERENA SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the Three and Nine Months Ended October 31, 2013 and 2012

(In thousands)

(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
Revenue:
Software licenses	$7,822	$13,419	$20,925	$32,938
Maintenance	33,961	34,307	100,637	103,244
Professional services	4,328	5,438	13,415	17,349

Total revenue	46,111	53,164	134,977	153,531

Cost of revenue:
Software licenses	(218)	884	263	1,856
Maintenance	2,929	2,904	8,712	8,561
Professional services	4,049	5,312	12,816	16,631
Amortization of technology	459	—	1,378	—

Total cost of revenue	7,219	9,100	23,169	27,048

Gross profit	38,892	44,064	111,808	126,483

Operating expenses:
Sales and marketing	8,831	13,835	32,369	42,983
Research and development	5,954	6,985	19,017	20,695
General and administrative	4,537	3,603	11,872	11,870
Amortization of intangible assets	9,148	9,077	27,447	27,336
Restructuring, acquisition and other charges	3,950	1,265	12,815	3,274

Total operating expenses	32,420	34,765	103,520	106,158

Operating income	6,472	9,299	8,288	20,325

Other income (expense):
Interest income	24	46	113	144
Interest expense	(6,623)	(7,338)	(19,745)	(22,004)
Loss on early extinguishment of debt	—	—	—	(154)
Amend and extend transaction fees	—	—	—	(577)

Total other expense, net	(6,599)	(7,292)	(19,632)	(22,591)

Income (loss) before income taxes	(127)	2,007	(11,344)	(2,266)
Income tax (benefit) provision	2,421	(2,127)	(7,610)	(2,973)

Net income (loss)	(2,548)	4,134	(3,734)	707
Foreign currency translation adjustments	(151)	102	(344)	(283)

Comprehensive income (loss)	$(2,699)	$4,236	$(4,078)	$424

See accompanying notes to condensed consolidated financial statements.

SERENA SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended October 31, 2013 and 2012

(In thousands)

(Unaudited)

	Nine Months Ended October 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$(3,734)	$707
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	30,111	29,289
Stock-based compensation	2,877	1,388
Deferred income taxes	(12,095)	(9,875)
Loss on early extinguishment of debt	—	154
Amortization and write-off of debt issuance costs	1,257	1,528
Amend and extend transaction fees	—	577
Loss on disposal of equipment	632	162
Other non-cash	—	(60)
Changes in operating assets and liabilities:
Accounts receivable	2,500	565
Prepaid expenses and other assets	2,354	1,711
Accounts payable	(814)	16
Income taxes (receivable) payable	(142)	(1,540)
Accrued expenses and other liabilities	2,983	(2,416)
Acrrued interest payable	(2,868)	(4,495)
Deferred revenue	(18,689)	(14,120)

Net cash provided by operating activities	4,372	3,591

Cash flows from investing activities:
Purchases of property and equipment	(422)	(1,876)
Purchases of intangible assets	(1,531)	(4,190)

Net cash used in investing activities	(1,953)	(6,066)

Cash flows from financing activities:
Exercise of stock options under employee stock option plan	10	46
Repurchase of common stock for taxes due from option exercises and restricted stock unit releases	(130)	(724)
Excess tax benefit from stock-based compensation	84	—
Proceeds from borrowings	—	84,400
Payments on debt	—	(92,277)
Debt issuance costs paid	—	(3,807)

Net cash used in financing activities	(36)	(12,362)

Effect of exchange rate changes on cash	(344)	(283)

Net increase (decrease) in cash and cash equivalents	2,039	(15,120)
Cash and cash equivalents at beginning of period	97,315	109,688

Cash and cash equivalents at end of period	$99,354	$94,568

Supplemental disclosures of cash flow information:
Income taxes paid, net of refunds	$4,259	$8,264

Interest expense paid	$21,354	$24,970

See accompanying notes to condensed consolidated financial statements.

SERENA SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Basis of Presentation

The unaudited condensed consolidated financial statements of Serena Software, Inc. (“Serena” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information as well as the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated balance sheet as of January 31, 2013, is derived from the audited consolidated financial statements for the year ended January 31, 2013. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended October 31, 2013, are not necessarily indicative of the results that may be expected for the year ending January 31, 2014, or any future period. The information included in this Quarterly Report on Form 10-Q (“Report”) should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” “Quantitative and Qualitative Disclosures About Market Risk,” and the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2013.

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

2. FAIR VALUE MEASUREMENTS

The following table represents the Company’s financial instruments measured at fair value on a recurring basis (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
October 31, 2013:
Money market funds (1)	$85,832	$—	$—	$85,832
January 31, 2013:
Money market funds (1)	$68,971	$—	$—	$68,971

(1)	Included in cash and cash equivalents on the condensed consolidated balance sheets

The carrying amount of the Company’s financial instruments including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair values due to their short-term maturities. The estimated fair value of the Company’s long-term debt is disclosed in Note 4 herein.

3. GOODWILL AND INTANGIBLE ASSETS

Goodwill

There were no changes in the carrying amount of goodwill during the three and nine months ended October 31, 2013. Goodwill is not amortized, but instead tested for impairment annually during the fourth quarter. Goodwill may also be tested for impairment between annual tests in the presence of impairment indicators. There were no impairments to goodwill during the three and nine months ended October 31, 2013 and 2012, respectively.

Intangible Assets

The Company’s intangible assets were as follows (in thousands):

	October 31, 2013
	Gross	Accumulated Amortization	Net
Amortizing intangible assets:
Technology, licenses and patents	$184,213	$(180,493)	$3,720
Customer relationships	278,900	(266,556)	12,344
Trademarks	14,300	(13,665)	635
Internal-use software	6,664	(6,372)	292

Total	$484,077	$(467,086)	$16,991

	January 31, 2013
	Gross	Accumulated Amortization	Net
Amortizing intangible assets:
Technology, licenses and patents	$184,213	$(179,159)	$5,054
Customer relationships	278,900	(240,663)	38,237
Trademarks	14,300	(12,334)	1,966
Internal-use software	6,711	(6,307)	404

Total	$484,124	$(438,463)	$45,661

As of October 31, 2013, the estimated future amortization expense of the Company’s intangible assets is as follows (in thousands):

For remaining three months of year ending January 31, 2014	$9,594
For year ending January 31, 2015	5,926
For year ending January 31, 2016	1,459
For year ending January 31, 2017	12

Total	$16,991

The Company tests its long-lived assets for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. A long-lived asset is not recoverable, and therefore subject to impairment charge, if its carrying amount exceeds the undiscounted cash flows associated with it. There were no impairment charges in the three and nine month periods ended October 31, 2013 and 2012, respectively.

4. DEBT

The following table summarized the Company’s long-term debt (in thousands, except percentages):

	October 31, 2013	January 31, 2013
2016 Tranche B term loans: due March 10, 2016, three-month LIBOR plus 4.00% with a 1.00% LIBOR floor	$117,399	$117,399
2016 Extended term loans: due March 10, 2016, three-month LIBOR plus 4.00%	191,101	191,101
Senior Subordinated Notes: due March 15, 2016, 10.375%	101,542	101,542

Total long-term debt	$410,042	$410,042

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

The Credit Facility bears an annual commitment fee on the undrawn portion of that facility commencing on the date of execution and delivery of the senior secured credit agreement. As a result of the cancellation of the non-extended 2012 revolving credit commitment totaling $55.0 million during the quarter ended October 31, 2011, the annual commitment fee is limited to the amount of undrawn Extended Revolving Credit Commitments, which was equal to $20.0 million as of October 31, 2013. Effective February 1, 2011, the annual commitment fee is 0.375% per annum.

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

Debt Covenants

The Credit Facility and the Indenture contain various covenants, including, among other things, limitations on additional indebtedness, capital expenditures, restricted payments, the incurrence of liens, transactions with affiliates and sales of assets. In addition, the Credit Facility requires the Company to comply with certain financial covenants, including leverage and interest coverage ratios and capital expenditure limitations. The Company was in compliance with all of the covenants under the Credit Facility as of October 31, 2013. The estimated fair values of the Company’s long-term debt are as follows (in thousands):

	Carrying Amount	Fair Value
As of October 31, 2013:
2016 Tranche B Term Loans	$117,399	$116,519
2016 Extended Term Loans	191,101	188,712
Senior Subordinated Notes	101,542	100,527
As of January 31, 2013:
2016 Tranche B Term Loans	$117,399	$118,432
2016 Extended Term Loans	191,101	191,827
Senior Subordinated Notes	101,542	103,959

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

5. RESTRUCTURING, ACQUISITION AND OTHER CHARGES

Restructuring, acquisition and other charges are recorded as a separate line within the condensed consolidated statements of comprehensive income (loss). Restructuring, acquisition and other charges consisted of the following (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
Restructuring	$3,861	$(71)	$12,197	$(71)
Acquisition and Other Charges:
Acquisitions and costs related to issuance of debt	31	30	94	88
Sponsor and administration fees paid to Silver Lake	—	281	132	844
Severance, facility and other charges not part of restructuring and not part of ongoing operations	58	1,025	392	2,413

Total	$3,950	$1,265	$12,815	$3,274

In February 2013, the Company initiated a restructuring plan in response to a decline in revenues and to better align its business operations to market opportunities. In June 2013, the Company initiated a more significant restructuring plan to refocus the Company’s strategy on its core mainframe and distributed system products and new release management products, re-organize and enhance the geographical focus of the Company’s sales organization and re-align the cost structure of the Company based on these actions.

As part of these restructuring plans, the Company reduced its workforce by approximately 8% (55 employees) in the three months ended April 30, 2013 and approximately 24% (120 employees) in the three months ended July 31, 2013. These actions affected all parts of the organization through workforce reductions worldwide and facility closures and reductions in North America, Europe and Asia. The additional restructuring expense in the three months ended October 31, 2013 resulted primarily from the completion of facility reductions.

The Company realized, and expects to continue to realize, cost savings going forward as a result of these restructurings. In connection with these actions, the Company recorded net restructuring charges of $12.2 million during the nine months ended October 31, 2013 consisting principally of severance, payroll taxes, employee benefits, and facility restructuring charges. Restructuring charges were based on the Company’s restructuring plans that were committed to by management. Any changes in the cost estimates of executing the approved plans are reflected in the Company’s results of operations. Restructuring liabilities are reported within other accrued expenses in the condensed consolidated balance sheets.

The following table summarizes restructuring charges accrued and paid/written-off as of October 31, 2013 by category (in thousands):

	Severance, payroll taxes and other employee benefits	Facilities closures, legal and other miscellaneous	Total restructuring charges and accruals
Balances as of January 31, 2013	$—	$—	$—
Activity during the nine months ended October 31, 2013:
Accrued	$6,853	$5,344	$12,197
Paid/written-off	(6,478)	(1,287)	(7,765)

Balances as of October 31, 2013	$375	$4,057	$4,432

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

The following table sets forth a summary of stock option activity:

	Options Available for Grant	Number of Options Outstanding	Weighted Average Exercise Price (Per share)	Weighted Average Grant Date Fair Value (Per share)	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Balances as of January 31, 2013	7,612,156	7,799,011	$3.02		5.75	$1,091
Granted	(3,345,000)	3,345,000	2.50	$0.84
Exercised		(15,340)	1.25			$19
Expired (1)		(122,889)	1.25
Cancelled	3,484,134	(3,484,134)	3.26
Restricted stock units granted, net of cancellations (2)	(3,939,350)	—	—

Balances as of October 31, 2013	3,811,940	7,521,648	$2.70		7.43	$845
As of October 31, 2013:
Vested and expected to vest		7,265,751	$2.70		7.38	$845
Vested and exercisable		3,189,580	$2.61		5.61	$845

(1)	Represents cancelled options which are not returned to the available-for-grant stock option pool.
(2)	RSUs are granted from the available-for-grant stock option pool. In the nine months ended October 31, 2013, a total of 4.7 million units were granted with 0.8 million units cancelled and returned to the available-for-grant stock option pool.

The pre-tax intrinsic value of options exercised represents the difference between the fair value of the Company’s common stock on the date of exercise and the exercise price of each option.

Aggregated intrinsic value represents the difference between the fair value of the Company’s stock on the date of grant and the exercise price multiplied by the number of related options. To assist management in determining the estimated fair value of the Company’s common stock, the Company previously engaged a third-party valuation specialist to perform a valuation on a semi-annual basis as of January 31 and July 31. For purposes of determining the estimated common stock fair value as of July 31, 2013, management performed the valuation based on the approach previously used by its third-party valuation specialist. In estimating the fair value of the Company’s common stock, both the external valuation firm and management employed a two-step approach that first estimated the fair value of the Company as a whole, and then allocated the adjusted value of stockholders’ equity to the Company’s common stock.

Restricted Stock Unit Activities

Restricted Stock Units (“RSUs”) generally vest on the third anniversary of the date of grant.

The following table sets forth a summary of RSU activity:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (In thousands)
Balances as of January 31, 2013	445,000	$3.42	1.71	$1,113
Granted	4,728,100	2.45
Cancelled	(788,750)	2.75
Vested	(150,000)	2.85

Balances as of October 31, 2013	4,234,350	$2.48	2.53	$10,162
As of October 31, 2013:
Vested and expected-to-vest RSUs	3,719,605		2.53	$8,927

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

As of October 31, 2013, total unrecognized compensation costs related to unvested stock options and RSUs were $1.8 million and $8.8 million, respectively. Costs related to unvested stock options are expected to be recognized over a period ranging from approximately 2 to 3 years and costs related to the RSUs are expected to be recognized over a period of 3 years from the grant date. Stock-based compensation expense for the three and nine months ended October 31, 2013 and 2012 is categorized as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
Cost of revenue—maintenance	$43	$13	$92	$43
Cost of revenue—professional services	18	20	1	27
Sales and marketing	273	(55)	568	157
Research and development	236	66	552	190
General and administrative	962	335	1,664	971

Total stock-based compensation expense	1,532	379	2,877	1,388
Income tax benefit	(583)	(147)	(1,096)	(539)

Total stock-based compensation expense, net of tax	$949	$232	$1,781	$849

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

The Company attributes revenues to geographic region generally based on the country to which the products are shipped. The following table shows net revenues by geographic region (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
North America:
Software licenses	$4,238	$9,024	$12,251	$20,746
Maintenance and professional services	25,732	26,582	75,954	81,057

	29,970	35,606	88,205	101,803

Europe, Asia and South America:
Software licenses	3,584	4,395	8,674	12,192
Maintenance and professional services	12,557	13,163	38,098	39,536

	16,141	17,558	46,772	51,728

Total	$46,111	$53,164	$134,977	$153,531

No customer accounted for 10% or more of consolidated revenues for the three and nine months ended October 31, 2013 and 2012, respectively.

8. INCOME TAXES

Income tax expense was $2.4 million in the three months ended October 31, 2013 and income tax benefit was $7.6 million in the nine months ended October 31, 2013, as compared to an income tax benefit of $2.1 million and $3.0 million in the three and nine months ended October 31, 2012, respectively. The Company’s effective income tax rate for the three and nine months ended October 31, 2013 differs from the federal statutory rate of 35% primarily due to the impacts of permanently reinvested foreign earnings, the domestic production deduction, research and development credits, and state taxes. During periods where the Company experiences pre-tax losses, these items will generally increase the effective income tax rate above the statutory rate, whereas during periods where the Company experiences pre-tax profits, they will reduce the effective income tax rate below the statutory rate. The income tax expense in the three months ended October 31, 2013 is primarily due to the effect of changes in foreign earnings that are subject to lower tax rates, which reduced the overall effective tax rate.

At January 31, 2013, the Company had total federal, state and foreign unrecognized tax benefits of $3.5 million, including interest of $0.8 million. During the three and nine months ended October 31, 2013, there were no material changes to the total unrecognized tax benefit, and the Company accrued immaterial amounts in interest.

The Company files tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. The statute of limitations on the Company’s federal tax return filings remains open for the years ended January 31, 2010 through January 31, 2013. The statute of limitations on the Company’s major state tax return filings remains open for the years ended January 31, 2009 through January 31, 2013. The statute of limitations on the Company’s U.K. income tax filings remains open for the years ended January 31, 1999 through January 31, 2013. Over the next twelve months, the Company expects a decrease of $0.1 million in its unrecognized tax benefits primarily as a result of expiring statutes of limitation.

9. COMMITMENTS AND CONTINGENCIES

Commitments

The following table summarizes the Company’s future principal contractual obligations as of October 31, 2013 (in thousands):

		Payments Due by Period (1)
		Remainder of	Fiscal year ended January 31,
	Total	2014	2015	2016	2017		2018	Thereafter
Operating leases	$12,987	$901	$3,001	$2,317	$2,201		$2,005	$2,562
Credit Facility:
2016 Tranche B Term Loans: due March 10, 2016	117,399	—	—		117,399	(3)	—	—
2016 Extended Term Loans: due March 10, 2016	191,101	—	—		191,101	(3)	—	—
Senior Subordinated Notes: due March 15, 2016	101,542	—	—		101,542		—	—
Interest payments on long-term debt (2)	59,133	6,117	24,469	24,469	4,078		—	—

	$482,162	$7,018	$27,470	$26,786	$416,321		$2,005	$2,562

(1)	This table excludes the Company’s unrecognized tax benefits totaling $3.3 million as of October 31, 2013, since the Company has determined that the timing of payments with respect to these liabilities cannot be reasonably estimated.
(2)	Scheduled interest payments are calculated through the instrument’s due date and assume no principal pay-downs, borrowings or early repayments triggered by the occurrence of certain events. Scheduled interest payments on debt include the 2016 extended term loans due March 10, 2016, at an assumed annual rate of 4.18%, which is the rate in effect as of October 31, 2013, the 2016 Tranche B Term Loans due March 10, 2016, at an assumed annual rate of 5.00%, which is the rate in effect as of October 31, 2013, the commitment fee on the unutilized amount of the 2015 extended revolving credit facility due March 10, 2015, at an assumed annual rate of 0.375%, which is the rate in effect as of October 31, 2013, and the ten year senior subordinated notes due March 15, 2016, at the stated annual rate of 10.375%.
(3)	Subject to a springing maturity that is the 180th day prior to March 10, 2016 if the Senior Subordinated Notes remain outstanding as of such springing maturity date.

Office Facility Leases

The Company leases its office facilities under operating lease agreements that expire from 2013 to 2022. The terms of the lease agreements provide for rental payments on a graduated basis. The Company recognizes rent expense on a straight-line basis over the lease period.

Long-Term Debt

As of October 31, 2013, the Company had total outstanding debt of $410.0 million. All of this debt matures in March 2016; subject, in the case of the Credit Facility, to the springing maturity date described above. Details of long-term debt are disclosed in Note 4 herein.

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

Our expenses have historically been driven by personnel-related costs, including wages, commissions, bonuses, vacation, employee benefits, stock-based compensation, and travel, and we expect this trend to continue. During fiscal year 2014, we continue to experience a global macroeconomic environment in which our customers exercise care and conservatism in their investment prioritization and project deployments. We expect that our customers will continue to remain cautious with their IT spending in the near term, particularly within Europe.

In February 2013, we initiated a restructuring plan in response to a decline in license revenues and to better align our business operations to market opportunities. In June 2013, we initiated a more significant restructuring plan to re-focus our strategy on our core mainframe and distributed system products and new release management products, re-organize and enhance the geographical focus of our sales organization and re-align the cost structure of our Company based on these actions. As part of these restructuring plans, we reduced our workforce by approximately 8% (55 employees) in the three months ended April 30, 2013 and approximately 24% (120 employees) in the three months ended July 31, 2013. These actions affected all parts of the organization. Additional facility reductions were completed in the three months ended October 31, 2013, and we recognized $3.9 million in additional restructure expense. As of October 31, 2013, our year-to-date restructure expense is $12.2 million. As a result of our restructuring efforts, we expect to reduce our operating expenses (exclusive of amortization of intangible assets and restructuring, acquisition and other charges) for fiscal year 2014 by approximately 17% to 19% when compared to similar operating expenses for fiscal year 2013.

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

In the three months ended October 31, 2013, there was no significant change in the above critical accounting policies or the underlying assumptions and estimates used in their application. See our Annual Report on Form 10-K for the fiscal year ended January 31, 2013, filed with the SEC on March 29, 2013, for further information regarding our critical accounting policies and estimates.

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

Results of Operations

Revenue

The following table summarizes software licenses, maintenance and professional services revenues for the periods indicated (in thousands, except percentages):

	Three Months Ended October 31,				Nine Months Ended October 31,
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Software licenses	$7,822	$13,419	$(5,597)	(42%)	$20,925	$32,938	$(12,013)	(36%)
Percentage of revenue	17%	25%			15%	21%
Maintenance	33,961	34,307	(346)	(1%)	100,637	103,244	(2,607)	(3%)
Percentage of revenue	74%	65%			75%	67%
Professional services	4,328	5,438	(1,110)	(20%)	13,415	17,349	(3,934)	(23%)
Percentage of revenue	9%	10%			10%	12%

Total revenue	$46,111	$53,164	$(7,053)	(13%)	$134,977	$153,531	$(18,554)	(12%)

Software license revenue decreased in the three and nine months ended October 31, 2013 compared to the prior year periods, primarily due to the reduction in sales capacity as a result of the restructurings and turnover of experienced sales representatives. We expect software license revenue for the fourth quarter of fiscal year 2014 to increase over the third quarter of fiscal year 2014.

Maintenance revenue decreased in the three and nine months ended October 31, 2013 compared to the prior year periods, primarily due to declines in license revenue. We expect maintenance revenue to remain generally flat for the fourth quarter of fiscal year 2014 as compared to the third quarter of fiscal year 2014, as maintenance contracts continue to renew at consistent rates.

Professional services revenue decreased in the three and nine months ended October 31, 2013 compared to the same prior year periods, primarily due to a decline in consulting engagements as a result of lower license sales.

Gross Profit

The following table summarizes gross profit for the periods indicated (in thousands, except percentages):

	Three Months Ended October 31,				Nine Months Ended October 31,
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Software licenses gross profit	$8,040	$12,535	($4,495)	(36%)	$20,662	$31,082	($10,420)	(34%)
Percentage of software licenses revenue	103%	93%			99%	94%
Maintenance gross profit	31,032	31,403	(371)	(1%)	91,925	94,683	(2,758)	(3%)
Percentage of maintenance revenue	91%	92%			91%	92%
Professional services gross profit	279	126	153	121%	599	718	(119)	(17%)
Percentage of professional services revenue	6%	2%			4%	4%
Amortization of technology	(459)	—	(459)	—	(1,378)	—	(1,378)	—
Percentage of total revenue	-1%	0%			-1%	0%

Total gross profit	$38,892	$44,064	($4,254)	(10%)	$111,808	$126,483	($11,919)	(9%)

Percentage of revenue	84%	83%			83%	82%

Software licenses gross profit increased in the three and nine months ended October 31, 2013, primarily due to reductions in cost of licenses from our decision to cease reselling a third party software product, and in the three months ended October 31, 2013, a $0.4 million prepaid royalty refund from that same third party vendor. Maintenance gross profit as a percentage of maintenance revenue in the three and nine months ended October 31, 2013 was relatively unchanged compared to the prior year period.

Professional services gross profit as a percentage of professional services revenue increased in the three months ended October 31, 2013 and decreased in the nine months ended October 31, 2013 compared to the same prior year periods. The increase in the three months ended October 31, 2013 is primarily due to a reduction in personnel related costs from the implementation of restructuring plans during fiscal year 2014. The decrease in the nine months ended October 31, 2013 is primarily due to lower professional services.

Amortization of technology expense increased in the three and nine months ended October 31, 2013 in 2013, compared to the same prior year periods, primarily due to the addition of $3.7 million of intangibles in fourth quarter of 2013.

Operating Expenses

The following table summarizes operating expenses for the periods indicated (in thousands, except percentages):

	Three Months Ended October 31,				Nine Months Ended October 31,
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Sales and marketing	$8,831	$13,835	$(5,004)	(36%)	$32,369	$42,983	$(10,614)	(25%)
Percentage of revenue	19%	26%			24%	28%
Research and development	5,954	6,985	(1,031)	(15%)	19,017	20,695	(1,678)	(8%)
Percentage of revenue	13%	13%			14%	13%
General and administrative	4,537	3,603	934	26%	11,872	11,870	2	0%
Percentage of revenue	10%	7%			9%	8%
Amortization of intangible assets	9,148	9,077	71	1%	27,447	27,336	111	0%
Percentage of revenue	20%	17%			20%	18%
Restructuring, acquisition & other charges	3,950	1,265	2,685	212%	12,815	3,274	9,541	291%
Percentage of revenue	9%	2%			9%	2%

Total operating expenses	$32,420	$34,765	$(2,345)	(7%)	$103,520	$106,158	$(2,638)	(2%)

Percentage of revenue	70%	65%			77%	69%

Sales and marketing expenses decreased in the three and nine months ended October 31, 2013 compared to the same prior year periods, primarily due to cost reductions from the implementation of restructuring plans during fiscal year 2014 and lower variable compensation resulting from lower license revenue.

Research and development expenses decreased in the three and nine months ended October 31, 2013 compared to the same prior year periods, primarily due to cost reductions from the implementation of restructuring plans during fiscal year 2014.

General and administrative expenses increased in the three months ended October 31, 2013 and remained relatively unchanged in the nine months ended October 31, 2013, primarily due to increased stock based compensation, partially offset by the cost reductions from the implementation of the restructuring plans during fiscal year 2014.

Amortization of intangible assets remained relatively unchanged in the three and nine months ended October 2013 compared to the same prior year periods.

Restructuring, acquisition and other charges consisted of the following (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
Restructuring	$3,861	$(71)	$12,197	$(71)
Acquisition and Other Charges:
Acquisitions and costs related to issuance of debt	31	30	94	88
Sponsor and administration fees paid to Silver Lake	—	281	132	844
Severance, facility and other charges not part of restructuring and not part of ongoing operations	58	1,025	392	2,413

Total	$3,950	$1,265	$12,815	$3,274

Restructuring, acquisition and other charges increased in the three and nine months ended October 31, 2013, compared to the same prior year periods, primarily due to recognition of severance and facilities related charges as a result of workforce reductions from our February 2013 and June 2013 restructuring plans implemented during the first and second quarters of fiscal year 2014. The additional restructuring expense in the three months ended October 31, 2013, is primarily from the completion of facility reductions. Restructuring charges were based on the Company’s restructuring plans that were committed by management. Restructuring liabilities are reported within other accrued expenses in the condensed consolidated balance sheets.

Other Income (Expense)

The following table summarizes total other income (expense) for the periods indicated (in thousands, except percentages):

	Three Months Ended October 31,				Nine Months Ended October 31,
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Interest income	$24	$46	$(22)	(48%)	$113	$144	$(31)	(22%)
Interest expense	(6,623)	(7,338)	715	(10%)	(19,745)	(22,004)	2,259	(10%)
Loss on early extinguishment of debt	—	—	—	—	—	(154)	154	(100%)
Amend and extend transaction fees	—	—	—	—	—	(577)	577	(100%)

Total other expense, net	$(6,599)	$(7,292)	$693	(10%)	$(19,632)	$(22,591)	$2,959	(13%)

Percentage of revenues	n/m	n/m			n/m	n/m
Income tax (benefit) provision	2,421	(2,127)	4,548	(214%)	(7,610)	(2,973)	(4,637)	156%
Effective tax rate	(1,906%)	(106%)			67%	131%

Total other expense decreased in the three and nine months ended October 31, 2013 compared to the same prior year periods, primarily due to reduction in interest expense as a result of lower outstanding debt balances, and the absence of loss incurred from early extinguishment of debt and amend and extend transaction fees on our term loans.

For additional information regarding the Credit Facility, see “Liquidity and Capital Resources—Senior Secured Credit Agreement” below and Note 4 of notes to our consolidated financial statements in this Report.

Income Tax Benefit

Income tax expense was $2.4 million in the three months ended October 31, 2013 and income tax benefit was $7.6 million in the nine months ended October 31, 2013, as compared to an income tax benefit of $2.1 million and $3.0 million in the three and nine months ended October 31, 2012, respectively. Our effective income tax rate for the three and nine months ended October 31, 2013, differs from the federal statutory rate of 35% primarily due to the impacts of permanently reinvested foreign earnings, the domestic production deduction, research and development credits, and state taxes. During periods where we experience pre-tax losses, these items will generally increase the effective income tax rate above the statutory rate, whereas during periods where we experience pre-tax profits, they will reduce the effective income tax rate below the statutory rate. The income expense in the three months ended October 31, 2013 is primarily due to the effect of changes in foreign earnings that are subject to lower tax rates, which further reduced the overall effective tax rate. See Note 8 of the notes to consolidated financial statements included in this Report for further information regarding income taxes and their impact on our results of operations and financial position.

Liquidity and Capital Resources

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended October 31,
	2013	2012
Cash flows provided by operating activities	$4,372	$3,591
Cash flows used in investing activities	(1,953)	(6,066)
Cash flows used in financing activities	(36)	(12,362)

To date, we have financed our operations and met our capital requirements through cash flows from operations. Our liquidity requirements are significant, primarily due to debt service obligations. We believe that current cash and cash equivalents, and cash flows from operations will satisfy our working capital and capital expenditure requirements at least through October 31, 2014. As of October 31, 2013, we had $99.4 million in cash and cash equivalents. Approximately 13% of our cash and cash equivalents were held by foreign subsidiaries as of that date. Our intent is to permanently reinvest our earnings from foreign operations. We do not anticipate a need to repatriate dividends from foreign operations that are permanently reinvested in order to fund operations. If such funds were repatriated to the United States, we would be required to accrue and pay applicable U.S. and foreign taxes. At some point in the future, we may require additional funds for either operating or strategic purposes or to refinance our existing indebtedness and may seek to raise additional funds through public or private debt or equity financing. If we are required to seek additional financing in the future through public or private debt or equity financing, there is no assurance that this additional financing will be available or, if available, will be upon reasonable terms and not legally or structurally senior to or on parity with our existing debt obligations.

Summary of Cash Flows

During the nine months ended October 31, 2013, cash and cash equivalents increased by $2.0 million. The increase was primarily due to the timing of payments made to various parties related to our operating activities, and cash used in investing activities.

Net Cash Provided by Operating Activities. Cash flow from operations for the nine months ended October 31, 2013 increased by $0.8 million. The increase was due to the timing of payments made to various vendors and tax authorities, partially offset by related payments made as a result of our restructuring plans.

Net Cash Used in Investing Activities. Net cash used in investing activities for the nine months ended October 31, 2013 decreased by $4.1 million primarily due to the absence of large technology license purchases.

Net Cash Used In Financing Activities. Net cash used in financing activities for the nine months ended October 31, 2013 decreased by $12.3 million, primarily due to the absence of debt principal repayments and lower debt issuance costs payments.

Contractual Obligations and Commitments

The following is a summary of our various contractual commitments as of October 31, 2013, including non-cancelable operating lease agreements for office space that expire between fiscal years 2014 and 2022 (in thousands):

		Payments Due by Period (1)
		Remainder of	Fiscal year ended January 31,
	Total	2014	2015	2016	2017		2018	Thereafter
Operating leases	$12,987	$901	$3,001	$2,317	$2,201		$2,005	$2,562
Credit Facility:
2016 Tranche B Term Loans: due March 10, 2016	117,399	—	—		117,399	(3)	—	—
2016 Extended Term Loans: due March 10, 2016	191,101	—	—		191,101	(3)	—	—
Senior Subordinated Notes: due March 15, 2016	101,542	—	—		101,542		—	—
Interest payments on long-term debt (2)	59,133	6,117	24,469	24,469	4,078		—	—

	$482,162	$7,018	$27,470	$26,786	$416,321		$2,005	$2,562

(1)	This table excludes the Company’s unrecognized tax benefits totaling $3.3 million as of October 31, 2013, since the Company has determined that the timing of payments with respect to these liabilities cannot be reasonably estimated.
(2)	Scheduled interest payments are calculated through the instrument’s due date and assume no principal pay-downs, borrowings or early repayments triggered by the occurrence of certain events. Scheduled interest payments on debt include the 2016 extended term loans due March 10, 2016, at an assumed annual rate of 4.18%, which is the rate in effect as of October 31, 2013, the 2016 Tranche B Term Loans due March 10, 2016, at an assumed annual rate of 5.00%, which is the rate in effect as of October 31, 2013, the commitment fee on the unutilized amount of the 2015 extended revolving credit facility due March 10, 2015, at an assumed annual rate of 0.375%, which is the rate in effect as of October 31, 2013, and the ten year senior subordinated notes due March 15, 2016, at the stated annual rate of 10.375%.
(3)	Subject to springing maturity that is the 180th day prior to March 10, 2016 if the Senior Subordinated Notes remain outstanding as of such springing maturity date.

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

On March 2, 2011, we entered into an amendment to our Credit Facility to extend the final maturity date for the repayment of a portion of outstanding term loans, extend the commitment termination date for a portion of the revolving credit facility and provide for additional flexibility in the financial covenants under the Credit Facility (the “First Amend and Extend Transaction”). As a result of the amendment, $191.1 million of the existing term loans were extended and will mature on March 10, 2016 (the “2016 Extended Term Loans”), and $20.0 million of the existing revolving credit commitments were extended and will terminate on March 10, 2015 (the “Extended Revolving Credit Commitments”). The maturity date of the 2016 Extended Term Loans is subject to a springing maturity date that is the 180th day prior to March 10, 2016 if any of the senior subordinated notes remain outstanding as of the springing maturity date. The $124.9 million of the existing term loans that were not extended (the “2013 Term Loans”), and the $55.0 million of the existing revolving credit commitments that were not extended, would continue to mature on March 10, 2013 and March 10, 2012, respectively. As a result of the amendment, the interest rate margins were increased by 200 basis points for the extended facilities. In addition, the maximum total leverage ratio stepped up to 5.50x beginning with the fiscal quarter ended April 30, 2011 and through the test periods ended on July 31, 2012 and stepped down to 5.00x thereafter for both the extended facilities and non-extended facilities. After giving effect to the amendment, the aggregate principal amount outstanding under the senior secured credit agreement did not change, and the principal amount of the term loans continues to amortize at a rate of 1.00% per year on a quarterly basis.

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

As of October 31, 2013, the aggregate principal amount outstanding under our Credit Facility was $308.5 million, which consisted of $191.1 million of 2016 Extended Term Loans and $117.4 million of the 2016 Tranche B Term Loans. The 2016 Extended Term Loans bear interest at a rate equal to LIBOR plus 4.00%. That rate was 4.18% as of October 31, 2013. The 2016 Tranche B Term Loans bear interest at a rate equal to LIBOR plus 4.00% with a 1.00% LIBOR floor. That rate was 5.00% as of October 31, 2013. The Extended Revolving Credit Commitments, of which none was outstanding as of October 31, 2013, bear interest at a rate equal to three-month LIBOR plus 3.75%.

The Credit Facility bears an annual commitment fee on the undrawn portion of that facility commencing on the date of execution and delivery of the senior secured credit agreement. As a result of the cancellation of the non-extended 2012 revolving credit commitment totaling $55.0 million during the quarter ended October 31, 2011, the annual commitment fee is limited to the undrawn portion of the Extended Revolving Credit Commitments, which was equal to $20.0 million as of October 31, 2013. Effective February 1, 2011, the annual commitment fee is 0.375% per annum.

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

Senior Subordinated Notes

We have outstanding $101.5 million principal amount of senior subordinated notes as of October 31, 2013, which bear interest at a rate of 10.375%, payable semi-annually on March 15 and September 15, and which mature on March 15, 2016. Each of our domestic subsidiaries that guarantees our obligations under our Credit Facility will jointly, severally and unconditionally guarantee the notes on an unsecured senior subordinated basis. We do not have any domestic subsidiaries and, accordingly, there are no guarantors. The notes are our unsecured, senior subordinated obligations, and the guarantees, if any, will be unsecured, senior subordinated obligations of the guarantors. The notes are governed by the terms and conditions of an indenture dated as of March 10, 2006 (“Indenture”). The notes are subject to redemption at our option pursuant to the terms and conditions specified in the Indenture, and may be redeemed at the option of the holders at 101% of their face amount, plus accrued and unpaid interest, upon certain change of control events. We may from time to time repurchase the senior subordinated notes in open market or privately negotiated purchases or redeem the senior subordinated notes pursuant to the terms of the Indenture.

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

We are required to satisfy and maintain specified financial ratios and other financial condition tests, including a minimum interest coverage ratio and a maximum total leverage ratio. We were in compliance with all of the covenants under the Credit Facility and Indenture as of October 31, 2013. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet those ratios and tests in the future. A breach of any of these covenants would result in a default (which, if not cured, could mature into an event of default) and in certain cases an immediate event of default under the Credit Facility. Upon the occurrence of an event of default under the Credit Facility, all amounts outstanding under the Credit Facility could be declared to be (or could automatically become) immediately due and payable and all commitments to extend further credit could be terminated.

Under the Indenture, our ability to incur additional debt and make certain restricted payments, subject to specified exceptions, is tied to an “Adjusted EBITDA” (as defined below) to “fixed charges” (as defined below) ratio of at least 2.0x. We may incur certain debt and make certain restricted payments and certain permitted investments without regard to the ratio, such as our ability to incur up to an aggregate principal amount of $625.0 million under our senior secured credit agreement (subject to reduction for mandatory prepayments under our senior secured credit agreement and inclusive of amounts outstanding under our senior secured credit agreement from time to time); to acquire persons engaged in a similar business that become restricted subsidiaries and to make other investments equal to the greater of $25.0 million or 2% of our consolidated assets. As of October 31, 2013, we had $308.5 million outstanding under our term loan and no outstanding borrowings under our revolving credit facility. “Fixed charges” is defined in the Indenture as consolidated Interest Expense less interest income, adjusted for acquisitions, and further adjusted for non-cash interest expense.

Under the Credit Facility, we are required to maintain a rolling twelve-month consolidated Adjusted EBITDA to “Consolidated Interest Expense” (as defined below) ratio of a minimum of 2.00x at the end of each quarter. “Consolidated Interest Expense” is defined in the Credit Facility as consolidated cash interest expense less cash interest income and is further adjusted for certain non-cash interest expenses and other items. We are also required to maintain a rolling twelve-month “Consolidated Total Debt” (as defined below) to consolidated Adjusted EBITDA ratio of a maximum of 5.00x at the end of each quarter beginning with the fiscal year ending January 31, 2011. Under the terms of the Credit Facility, as amended and restated, the maximum total leverage ratio stepped up to 5.50x beginning with the fiscal quarter ending April 30, 2011 through the test period ended July 31, 2012 and stepped down to 5.00x thereafter. “Consolidated Total Debt” is defined in the Credit Facility as total debt other than certain indebtedness and is reduced by the amount of cash and cash equivalents on our consolidated balance sheet in excess of $5.0 million. As of October 31, 2013, our Consolidated Total Debt was $315.6 million, consisting of total debt other than certain indebtedness totaling $410.0 million, net of cash and cash equivalents in excess of $5.0 million totaling $94.4 million.

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

The following is a reconciliation of net income, a GAAP measure of our operating results, to Adjusted EBITDA as defined in our debt agreements (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
Net income (loss)	$(2,548)	$4,134	$(3,734)	$707
Non-operating expense, net (1)	6,599	7,292	19,632	22,591
Income tax (benefit) provision	2,421	(2,127)	(7,610)	(2,973)
Amortization expense (2)	9,607	9,077	28,825	27,336
Stock-based compensation	1,532	379	2,877	1,388
Restructuring, acquisition and other charges(3)	3,950	1,265	12,815	3,274

Sub-total	21,561	20,020	52,805	52,323
Depreciation (2)	386	646	1,286	1,953

Adjusted EBITDA	$21,947	$20,666	$54,091	$54,276

(1)	Non-operating expense, net includes interest income, interest expense including amortization of debt issuance costs, gain (loss) on early extinguishment of debt, and amend and extend transaction fees.
(2)	Depreciation and amortization expense includes depreciation of fixed assets and amortization of intangibles.
(3)	Restructuring, acquisition, and other charges include charges related to restructuring plans; acquisitions-related costs; and other charges including sponsor and administration fees, costs related to issuance of debt, and severance, facility and other charges that are not part of restructuring and not part of ongoing operations.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Our exposures to market risk have not changed materially since January 31, 2013. For quantitative and qualitative disclosures about market risk, see Part II, Item 7A Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the fiscal year ended January 31, 2013.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer, with the assistance of senior management personnel, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of October 31, 2013. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our annual and quarterly reports filed under the Exchange Act. Based on this evaluation, and subject to the limitations described below, our Chief Executive Officer, and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of October 31, 2013.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended October 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Robert I. Pender, Jr.
Senior Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: November 27, 2013

EXHIBIT INDEX

31.01†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01‡	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02‡	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101††	The following financial information from Serena Software, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of October 31, 2013 (Unaudited) and January 31, 2013, (ii) Condensed Consolidated Statements of Comprehensive Loss (Unaudited) for the three and nine months ended October 31, 2013 and 2012, (iii) Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended October 31, 2013 and 2012 and (iv) the Notes to Condensed Consolidated Financial Statements (Unaudited)

†	Exhibit is filed herewith.
‡	Exhibit is furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.
††	The information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and is not subject to liability under these sections, in accordance with Rule 406T of Regulation S-T.